Form 10-Q
period 1996-05-31
HELEN OF TROY LTD
filed 1996-07-09
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - -  EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 1996


                                       OR


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - -  EXCHANGE ACT OF 1934
   For the transition period from......................to.......................


                         Commission file number 0-23312


                              HELEN OF TROY LIMITED
           (Exact name of registrant as specified in its charter)

                  Bermuda                                 74-2692550
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                               6827 Market Avenue
                               El Paso, TX 79915
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (915) 779-6363

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

         As of July 8, 1996 there were 13,021,662 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
         ------
                          Sheets as of May 31, 1996 and
                          February 29, 1996 . . . . . . . . . . . . . . .  3

                  Consolidated Condensed Statements
                          of Income for the Three Months
                          Ended May 31, 1996 and May 31, 1995 . . . . . .  5

                  Consolidated Condensed Statements
                          of Cash Flows for the Three Months
                          Ended May 31, 1996 and May 31, 1995 . . . . . .  6

                  Notes to Consolidated Condensed
                          Financial Statements  . . . . . . . . . . . . .  8

         Item 2  Management's Discussion and Analysis of
         ------
                          Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . . . . .  9


PART II. OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10
         ------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I.  FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                      May 31,   February 29,
                                                       1996        1996
                                                       ----        ----
                                                    (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                       $ 36,805      44,195
     Receivables - principally trade,
           less allowance for doubtful
           receivables of $744 at May 31, 1996
           and $390 at February 29, 1996               34,347      28,854
     Inventories                                       51,414      48,572
     Prepaid expenses                                   1,082         422
     Deferred income tax benefits                    $    992         823
                                                     --------     -------

           Total current assets                       124,640     122,866


Property and equipment
     net of accumulated depreciation of
     $3,419 at May 31, 1996 and
     $3,229 at February 29, 1996                       17,428      15,750


License agreements, at cost, less accumulated
     amortization of $6,550 at May 31, 1996
     and $6,361 at February 29, 1996                   10,502       8,191


Note receivable                                           850       1,006

Other assets, net of amortization                       6,686       6,775
                                                     --------     -------

           Total assets                              $160,106     154,588
                                                     ========     =======


                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)



                                                          May 31,   February 29,
                                                           1996        1996
                                                           ----        ----
                                                        (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                      $      --        2,593
     Accounts payable, principally trade                    3,724        1,005
     Accrued expenses:
           Advertising and promotional                      3,943        1,740
           Other                                            4,931        4,912
     Income taxes payable                                   2,769        2,010
                                                         --------      -------
           Total current liabilities                       15,367       12,260

     Long-term Debt                                        40,450       40,450
                                                         --------      -------

           Total liabilities                               55,817       52,710

Stockholders' equity:
     Cumulative preferred stock, non-voting,
           $1.00 par value.  authorized 2,000,000
           shares; none issued                                 --           --
     Common stock, $.10 par value.
           authorized 25,000,000 shares;
           issued and outstanding 12,966,662 shares at
           May 31, 1996 and 12,965,162 shares at
           February 29, 1996                                  648          648
     Additional paid-in capital                            25,872       25,863
     Retained earnings                                     77,769       75,367
                                                        ---------      -------
           Total stockholders' equity                     104,289      101,878
                                                        ---------      -------

Commitments and contingencies (Note 2)                          --          --

     Total liabilities and stockholders' equity         $ 160,106      154,588
                                                        ==========     =======

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)

                                                    Three Months Ended
                                                          May 31,
                                                    1996          1995
                                                    ----          ----
Net Sales                                       $   43,836        33,544
Cost of sales                                       27,496        21,048
                                                ----------    ----------

     Gross profit                                   16,340        12,496

Selling, general and administrative expenses        13,119        10,238
                                                ----------    ----------

     Operating income                                3,221         2,258

Other income (expense):
     Interest expense, net                            (755)         (256)
     Other income, net                                 633           158
                                                ----------    ----------

     Total other income (expense)                     (122)          (98)
                                                ----------    -----------

     Earnings before income taxes                    3,099         2,160

Income tax expense (benefit):
     Current                                           866           523
     Deferred                                         (169)          (37)
                                                -----------   ----------

     Net earnings                               $    2,402         1,674
                                                ==========    ==========

Net earnings per common and common equivalent
share:  (Note 3)                                       .18           .13

Weighted average number of common and common
     equivalent shares used in computing net
     earnings per share -
     Primary                                    13,619,014    13,377,226

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                             Three Months Ended
                                                                  May 31,

                                                               1996      1995
                                                               ----      ----
Cash flows from operating activities:
     Net earnings                                             $2,402      1,674
     Adjustments to reconcile net income
         to net cash used by operating activities:
         Depreciation and amortization                           592        578
         Provision for doubtful receivables                      354        (17)
         Provision for deferred tax benefit                     (169)       (37)
         Changes in operating assets and liabilities:
            Accounts receivable                               (5,847)    (1,083)
            Inventory                                         (2,842)    (7,020)
            Prepaid expenses                                    (660)      (681)
            Accounts payable                                   2,719      1,432
            Accrued expenses                                   2,222        634
            Income taxes payable                                 759        506
                                                             -------     ------

            Net cash used by
            operating activities                                (470)    (4,014)

Cash flows from investing activities:
     Capital and license expenditures                         (4,348)    (1,154)
     Other assets                                               (144)       202
     Collection on note receivable                               156        129
                                                            --------     ------

         Net cash used by investing activities                (4,336)      (823)





                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                       Three Months Ended
                                                             May 31,
                                                       1996          1995
                                                       ----          ----
Cash flows from financing activities:
     Net payments on revolving
         line of credit                                (2,593)         (6,530)
     Proceeds from exercise of options                      9             112
                                                    ---------      ----------

     Net cash used by financing activities             (2,584)         (6,418)
                                                    ---------      ----------

     Net decrease in cash and cash equivalents         (7,390)        (11,255)
                                                    ----------     -----------

Cash and cash equivalents, beginning of period         44,195          31,917
                                                    ---------      ----------

Cash and cash equivalents, end of period            $  36,805      $   20,662
                                                    =========      ==========


Supplemental cash flow disclosures:
     Interest paid                                    $   821      $      282
     Income taxes paid, net of refund                     427              --


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                                  May 31, 1996


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition of the results of its operations for the periods ended May 31, 1996 and 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Primary earnings per common and common equivalent share are computed based upon the weighted average number of common shares plus common share equivalents (dilutive stock options and warrants) outstanding during the period. Fully diluted earnings per share is based on the weighted average number of common shares plus equivalents determined on the basis of maximum potential dilution from stock options and warrants. Earnings per common and common equivalent share, assuming full dilution, is not materially dilutive for any of the periods presented.

Note 4 - The business of the Company is seasonal with greater than 60% of annual sales volume normally occurring in the second and third fiscal quarters.


Note 5 - On June 4, 1996, the Company's Directors approved a 2-for-1 stock split which will be paid as a 100% stock dividend. The stock dividend is payable on July 1, 1996 to stockholders of record on June 17, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $10,292,000 during the first quarter of fiscal 1997, a 31% increase in net sales when compared with the first quarter of fiscal 1996. The increase is attributable to increased volume as the Company's market share increased in both the Consumer Sales Division and the Professional Salon Division. Hair care appliance sales make up the great majority of Consumer Products Division volume. The introduction of new hair care appliance models, increased brush and comb sales, and sales of hair care accessories were the primary causes of the market share increase.

Gross profit, as a percentage of net sales, remained constant at 37.3% for the first quarter of fiscal 1997, as compared to the first quarter of fiscal 1996.

Selling, general and administrative expenses decreased as a percent of net sales to 30.0% in the first quarter of fiscal 1997 from 30.5% in the first quarter of fiscal 1996. These costs increased $2,881,000 which was primarily due to the variable nature of expenses associated with increased sales.

Liquidity and Capital Resources

The Company's working capital was $109,273,000 at May 31, 1996 and the current ratio was 8.1 to 1. Short term debt decreased $2,593,000 from February 29, 1996 to May 31, 1996.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits

              11  Earnings Per Share Computation

              27  Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    HELEN OF TROY LIMITED
                                                        (Registrant)



Date        July 9, 1996                           s/ Gerald J. Rubin
     -----------------------                 ----------------------------------

                                                      Gerald J. Rubin
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date        July 9, 1996                             s/Sam L. Henry
      -----------------------                ----------------------------------

                                                       Sam L. Henry
                                              Senior Vice-President, Finance,
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
- - -------                 -----------
  11            Earnings Per Share Computation

  27            Financial Data Schedule