Form 10-Q/A
period 1996-05-31
HELEN OF TROY LTD
filed 1996-09-18
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Form 10-Q-A-No. 1


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934



                 For the quarterly period ended May 31, 1996


                                      OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934
      For the transition period from.................to....................


                        Commission file number 0-23312


                            HELEN OF TROY LIMITED
                            ----------------------
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


      Registrant's telephone number, including area code: (915) 779-6363

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

         As of July 8, 1996 there were 13,021,662 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1   Consolidated Condensed Balance
         ------           Sheets as of May 31, 1996 and
                          February 29, 1996 . . . . . . . . . . . . . . .   3

                  Consolidated Condensed Statements
                          of Income for the Three Months
                          Ended May 31, 1996 and May 31, 1995 . . . . . .   5

                  Consolidated Condensed Statements
                          of Cash Flows for the Three Months
                          Ended May 31, 1996 and May 31, 1995 . . . . . .   6

                  Notes to Consolidated Condensed
                          Financial Statements  . . . . . . . . . . . . .   8

         Item 2  Management's Discussion and Analysis of
         ------           Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . . . . .  10


PART II. OTHER INFORMATION

         Item 5  Other information  . . . . . . . . . . . . . . . . . . .  12
         ------

         Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  12
         ------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                         PART I.  FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                       May 31,      February 29,
                                                        1996           1996
                                                        ----           ----
                                                    (unaudited)
Assets

Current Assets:
     Cash and cash equivalents                      $  36,805          44,195
     Receivables - principally trade,
           less allowance for doubtful
           receivables of $744 at May 31, 1996
           and $390 at February 29, 1996               34,347          28,854
     Inventories                                       51,414          48,572
     Prepaid expenses                                   1,082             422
     Deferred income tax benefits                         992             823
                                                    ---------         -------

           Total current assets                       124,640         122,866


Property and equipment
     net of accumulated depreciation of
     $3,419 at May 31, 1996 and
     $3,229 at February 29, 1996                       17,428          15,750


License agreements, at cost, less accumulated
     amortization of $6,550 at May 31, 1996
     and $6,361 at February 29, 1996                   10,502           8,191


Note receivable                                           850           1,006

Other assets, net of amortization                       6,686           6,775
                                                    ---------         -------

           Total assets                             $ 160,106         154,588
                                                    =========         =======


                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)



                                                       May 31,      February 29,
                                                        1996            1996
                                                        ----            ----
                                                     (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                   $      --          2,593
     Accounts payable, principally trade                 3,724          1,005
     Accrued expenses:
           Advertising and promotional                   3,943          1,740
           Other                                         4,931          4,912
     Income taxes payable                                2,769          2,010
                                                     ---------       --------
           Total current liabilities                    15,367         12,260

     Long-term Debt                                     40,450         40,450
                                                     ---------       --------

           Total liabilities                            55,817         52,710

Stockholders' equity:
     Cumulative preferred stock, non-voting,
           $1.00 par value.  authorized 2,000,000
           shares; none issued                              --             --
     Common stock, $.10 par value.
           authorized 25,000,000 shares;
           issued and outstanding 12,966,662 shares at
           May 31, 1996 and 12,965,162 shares at
           February 29, 1996                               648            648
     Additional paid-in capital                         25,872         25,863
     Retained earnings                                  77,769         75,367
                                                     ---------       --------
           Total stockholders' equity                  104,289        101,878
                                                     ---------       --------

Commitments and contingencies (Note 2)                      --             --

     Total liabilities and stockholders' equity      $ 160,106        154,588
                                                     =========       ========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)

                                                        Three Months Ended
                                                              May 31,
                                                        1996          1995
                                                        ----          ----
Net Sales                                            $  43,836         33,544
Cost of sales                                           27,496         21,048
                                                     ---------     ----------

     Gross profit                                       16,340         12,496

Selling, general and administrative expenses            13,119         10,238
                                                     ---------     ----------

     Operating income                                    3,221          2,258

Other income (expense):
     Interest expense                                     (755)          (256)
     Other income, net                                     633            158
                                                     ---------     ----------

     Total other income (expense)                         (122)           (98)
                                                     ---------     ----------

     Earnings before income taxes                        3,099          2,160

Income tax expense (benefit):
     Current                                               866            523
     Deferred                                             (169)           (37)
                                                     ---------     ----------

     Net earnings                                    $   2,402          1,674
                                                     =========     ==========

Net earnings per common and common equivalent
share:  (Note 3)                                     $     .18            .13

Weighted average number of common and common
     equivalent shares used in computing net
     earnings per share -
     Primary                                         13,619,014    13,377,226


See accompanying notes to consolidated condensed financial statements.

                    HELEN OF TROY LIMITED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)


                                                        Three Months Ended
                                                              May 31,
                                                        1996           1995
                                                        ----           ----
Cash flows from operating activities:
     Net earnings                                         $ 2,402      1,674
     Adjustments to reconcile net income
           to net cash used by operating activities:
           Depreciation and amortization                      592        578
           Provision for doubtful receivables                 354        (17)
           Provision for deferred tax benefit                (169)       (37)
           Changes in operating assets and liabilities:
                 Accounts receivable                       (5,847)    (1,083)
                 Inventory                                 (2,842)    (7,020)
                 Prepaid expenses                            (660)      (681)
                 Accounts payable                           2,719      1,432
                 Accrued expenses                           2,222        634
                 Income taxes payable                         759        506
                                                          -------     ------

                 Net cash used by
                 operating activities                        (470)    (4,014)

Cash flows from investing activities:
     Capital and license expenditures                      (4,348)    (1,154)
     Other assets                                            (144)       202
     Collection on note receivable                            156        129
                                                         --------     ------

           Net cash used by investing activities           (4,336)      (823)





                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                       Three Months Ended
                                                              May 31,
                                                        1996         1995
                                                        ----         ----
Cash flows from financing activities:
     Net payments on revolving
           line of credit                               (2,593)       (6,530)
     Proceeds from exercise of options                       9           112
                                                     ----------     ---------

     Net cash used by financing activities              (2,584)       (6,418)
                                                     ---------      --------

     Net decrease in cash and cash equivalents          (7,390)      (11,255)
                                                     ---------      --------

Cash and cash equivalents, beginning of period          44,195        31,917
                                                     ---------      --------

Cash and cash equivalents, end of period             $  36,805      $ 20,662
                                                     =========      ========


Supplemental cash flow disclosures:
     Interest paid                                   $     821      $    282
     Income taxes paid, net of refund                      427            --


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

                 As of May 31, 1996, the Company has unused advertising credits, with a carrying amount of $3,198,000 which are available until used. Benefits to be received by the Company from utilization of all remaining credits could exceed the carrying amount. In July 1995, the company required to provide advertising in connection with the credits (the Bankrupt Entity) filed a voluntary Chapter 11 petition in the United States Bankruptcy Court (Court). Through July 9, 1996, a plan of reorganization had not been filed in the bankruptcy proceedings and the Court had not ruled as to the treatment of the Company's advertising credits. Management has been informed that counsel for the Bankruptcy Entity has petitioned in Court for approval to classify or treat these barter credits as executory contracts. If the Court determines that barter credits are executory contracts and the Bankrupt Entity emerges from Chapter 11, the Company could realize the full value of the barter credits. In the event the Court rules that the advertising credits represent unsecured liabilities of the Bankrupt Entity, the value of the advertising credits to the Company would be reduced significantly, and therefore, this reduction in the value of the advertising credits would be charged against income in the fiscal quarter in which that determination were made. The loss of these credits to the company would have no impact on the liquidity or the future operations of the Company. The ultimate outcome of the bankruptcy proceeding cannot currently be determined.

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

Interest expense for the quarter ended May 31, 1996, increased over interest expense for the same quarter in the previous year due to the $40 million in Senior Notes issued by the Company's U.S. subsidiary in January, 1996. The increase in other income is due to interest income, which resulted from the same Senior Notes issuance, which provided a larger balance of investible funds.

Liquidity and Capital Resources

The Company's working capital was $109,273,000 at May 31, 1996 and the current ratio was 8.1 to 1. Short term debt decreased $2,593,000 from February 29, 1996 to May 31, 1996.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations. Additionally, the Company believes that internal funds and available credit will be adequate to finance a large warehouse, which is currently being constructed, and a new headquarters office building, which is planned for construction within the next year.

Contingencies

As of May 31, 1996, the Company has unused advertising credits, with a carrying amount of $3,198,000 which are available until used. Benefits to be received by the Company from utilization of all remaining credits could exceed the carrying amount. In July 1995, the company required to provide advertising in connection with the credits (the Bankrupt Entity) filed a voluntary Chapter 11 petition in the United States Bankruptcy Court (Court). Through July 9,

1996, a plan of reorganization had not been filed in the bankruptcy proceedings and the Court had not ruled as to the treatment of the Company's advertising credits. Management has been informed that counsel for the Bankruptcy Entity has petitioned in Court for approval to classify or treat these barter credits as executory contracts. If the Court determines that barter credits are executory contracts and the Bankrupt Entity emerges from Chapter 11, the Company could realize the full value of the barter credits. In the event the Court rules that the advertising credits represent unsecured liabilities of the Bankrupt Entity, the value of the advertising credits to the Company would be reduced significantly, and therefore, this reduction in the value of the advertising credits would be charged against income in the fiscal quarter in which that determination were made. The loss of these credits to the company would have no impact on the liquidity or the future operations of the Company. The ultimate outcome of the bankruptcy proceeding cannot currently be determined.

PART II.   OTHER INFORMATION

Item 5.    Other Information

           On September 18, 1996, the company filed Form 10Q-A-No. 1 to provide additional disclosure.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           11    Earnings Per Share Computation

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HELEN OF TROY LIMITED
                                                 ---------------------
                                                     (Registrant)


Date           September 18, 1996                 s/Gerald J. Rubin
      ----------------------------------   --------------------------------

                                                    Gerald J. Rubin
                                               Chairman of the Board and
                                                Chief Executive Officer
                                             (Principal Executive Officer)




Date           September 18, 1996                    s/Sam L. Henry
     -----------------------------------   --------------------------------

                                                     Sam L. Henry
                                            Senior Vice-President, Finance,
                                              and Chief Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
- -----------               -----------
 11                       EARNINGS PER SHARE COMPUTATION

 27                       FINANCIAL DATA SCHEDULE