Form 10-Q
period 1996-08-31
HELEN OF TROY LTD
filed 1996-10-10
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
    For the transition period from..............to..............


                         Commission file number 0-23312


                              HELEN OF TROY LIMITED
                              ---------------------
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

       As of October 2, 1996 there were 13,053,462 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.

PART I.   FINANCIAL INFORMATION

          Item 1  Consolidated Condensed Balance
          ------         Sheets as of August 31, 1996 and
                         February 29, 1996...................................3

                  Consolidated Condensed Statements
                         of Income for the Three and Six
                         Months Ended August 31, 1996 and
                         August 31, 1995.....................................5

                  Consolidated Condensed Statements
                         of Cash Flows for the Six Months
                         Ended August 31, 1996 and
                         August 31, 1995.....................................6

                  Notes to Consolidated Condensed
                         Financial Statements................................8

          Item 2  Management's Discussion and Analysis of
          ------         Financial Condition and Results of
                         Operations.........................................10


PART II.  OTHER INFORMATION

          Item 6  Exhibits and Reports on Form 8-K..........................13
          ------

SIGNATURES..................................................................14

                         PART I.  FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                              August 31,     February 29,
                                                                1996            1996
                                                                ----            ----
                                                              (unaudited)
Assets

Current Assets:
       Cash and cash equivalents                             $  28,715       $  44,195
       Receivables - principally trade,
              less allowance for doubtful
              receivables of $849 at August 31, 1996
              and $390 at February 29, 1996                     38,938          28,854
       Inventories                                              59,077          48,572
       Prepaid expenses                                            930             422
       Deferred income tax benefits                              1,183             823
                                                             ---------       ---------

              Total current assets                             128,843         122,866

Property and equipment
       net of accumulated depreciation of
       $3,599 at August 31, 1996 and
       $3,229 at February 29, 1996                              21,410          15,750


License agreements, at cost, less accumulated
       amortization of $6,739 at August 31, 1996
       and $6,361 at February 29, 1996                          10,313           8,191

Note receivable                                                    772           1,006

Other assets, net of amortization                                6,790           6,775
                                                             ---------       ---------

              Total assets                                   $ 168,128       $ 154,588
                                                             =========       =========

                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)



                                                                  August 31,    February 29,
                                                                    1996            1996
                                                                    ----            ----
                                                                  (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
       Notes payable                                             $    --          $  2,593
       Accounts payable, principally trade                           4,502           1,005
       Accrued expenses:
              Advertising and promotional                            5,666           1,740
              Other                                                  5,801           4,912
       Income taxes payable                                          2,956           2,010
                                                                 ---------        --------
              Total current liabilities                             18,925          12,260

       Long-term Debt                                               40,450          40,450
                                                                 ---------        --------

              Total liabilities                                     59,375          52,710

Stockholders' equity:
       Cumulative preferred stock, non-voting,
              $1.00 par value.  authorized 2,000,000
              shares; none issued                                    --               --
       Common stock, $.10 par value.
              Authorized 25,000,000 shares;
              issued and outstanding 13,027,362 shares at
              August 31, 1996 and 12,965,162 shares at
              February 29, 1996                                      1,303             648
       Additional paid-in-capital                                   25,587          25,863
       Retained earnings                                            81,863          75,367
                                                                 ---------        --------
              Total stockholders' equity                           108,753         101,878
                                                                 ---------        --------

Commitments and contingencies (Note 2)                               --               --

       Total liabilities and stockholders' equity                $ 168,128        $154,588
                                                                 =========        ========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)

                                                            Three Months Ended               Six Months Ended
                                                                August 31,                       August 31,
                                                           1996            1995             1996            1995
                                                           ----            ----             ----            ----
Net Sales                                             $   50,491       $   42,682       $   94,327      $   76,226
Cost of sales                                             31,805           25,457           59,301          46,505
                                                      ----------       ----------       ----------      ----------

       Gross profit                                       18,686           17,225           35,026          29,721

Selling, general and administrative expenses              13,157           12,544           26,275          22,774
                                                      ----------       ----------       ----------      ----------

       Operating income                                    5,529            4,681            8,751           6,947

Other income (expense):
       Interest expense                                     (710)            (413)          (1,466)           (669)
       Other income, net                                     465               77            1,098             235
                                                      ----------       ----------       ----------      ----------

       Total other income (expense)                         (245)            (336)            (368)           (434)
                                                      ----------       ----------       ----------      ----------

       Earnings before income taxes                        5,284            4,345            8,383           6,513

Income tax expense (benefit):
       Current                                             1,376            1,148            2,242           1,671
       Deferred                                             (187)            (160)            (356)           (197)
                                                      ----------       ----------       ----------      ----------

       Net earnings                                   $    4,095       $    3,357       $    6,497      $    5,039
                                                      ==========       ==========       ==========      ==========


Net earnings per common and common equivalent
share:  (Note 3) - Primary                            $      .30       $      .25       $      .47      $      .38

Weighted average number of common and common
       equivalent shares used in computing net
       earnings per share -
       Primary                                        13,801,225       13,426,796       13,709,970      13,402,010

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                          Six Months Ended
                                                                               May 31,

                                                                         1996           1995
                                                                         ----           ----
                                                                                     <C
Cash flows from operating activities:
       Net earnings                                                    $ 6,497       $  5,039
       Adjustments to reconcile net income
              to net cash used by operating activities:
              Depreciation and amortization                              1,202          1,089
              Provision for doubtful receivables                           459             69
              Provision for deferred tax benefit                          (360)          (198)
              Changes in operating assets and liabilities:
                     Accounts receivable                               (10,543)       (11,300)
                     Inventory                                         (10,505)       (13,108)
                     Prepaid expenses                                     (508)          (563)
                     Accounts payable                                    3,497            559
                     Accrued expenses                                    4,815          3,761
                     Income taxes payable                                  946            531
                                                                       -------       --------

                     Net cash used by
                     operating activities                               (4,500)       (14,121)

Cash flows from investing activities:
       Capital and license expenditures                                 (8,510)        (1,283)
       Other assets                                                       (489)            22
       Collection on note receivable                                       234            207
                                                                       -------       --------

              Net cash used by investing activities                     (8,765)        (1,054)





                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                       Six Months Ended
                                                                            May 31,
                                                                       1996          1995
                                                                       ----          ----
Cash flows from financing activities:
       Net payments on revolving
              line of credit                                           (2,593)         700
       Proceeds from exercise of options                                  378          232
                                                                     --------      -------

       Net cash used by financing activities                           (2,215)         932
                                                                     --------      -------

       Net decrease in cash and cash equivalents                      (15,480)     (14,243)
                                                                     --------      -------

Cash and cash equivalents, beginning of period                         44,195       31,917
                                                                     --------      -------

Cash and cash equivalents, end of period                             $ 28,715      $17,674
                                                                     ========      =======


Supplemental cash flow disclosures:
       Interest paid                                                 $  1,530      $   639
       Income taxes paid, net of refund                                 1,189          669


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                                August 31, 1996


       Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition and the results of its operations for the periods ended August 31, 1996 and 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

       Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

                     As of August 31, 1996, the Company has unused advertising credits, with a carrying amount of $3,198,000 which are available until used. Benefits to be received by the Company from utilization of all remaining credits could exceed the carrying amount. In July 1995, the company which is obligated to provide advertising in connection with the credits (the Bankrupt Entity) filed a voluntary Chapter 11 petition in the United States Bankruptcy Court (Court). Through September 25, 1996, a plan of reorganization had not been filed in the bankruptcy proceedings and the Court had not ruled as to the treatment of the Company's advertising credits.
                     Management has been informed that counsel for the Bankruptcy Entity has petitioned in Court for approval to classify or treat these barter credits as executory contracts. If the Court determines that barter credits are executory contracts and the Bankrupt Entity emerges from Chapter 11, the Company could realize the full value of the barter credits. In the event the Court rules that the advertising credits represent unsecured liabilities of the Bankrupt Entity, the value of the advertising credits to the Company would be reduced significantly, and therefore, this reduction in the value of the advertising credits would be charged against income in the fiscal quarter in which that determination were made. The loss of these credits to the Company would have no impact on the liquidity or the future operations of the Company.
                     The ultimate outcome of the bankruptcy proceeding cannot currently be determined.


                                                                     (continued)

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

       Note 5 - On June 4, 1996, the Company's Directors approved a 2-for-1 stock split which was paid as a 100% stock dividend. The stock dividend was paid on July 1, 1996 to stockholders of record on June 17, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

       Note 6 - During September 1996, the Company's U.S. subsidiary and the Internal Revenue Service (IRS) completed a settlement which closes all tax years up to and including the year ended February 28, 1993. Additionally, the settlement with the IRS is applicable to certain types of foreign source income for the year ended February 28, 1994. As discussed in the Company's February 29, 1996 annual report on Form 10-K, all payments made with respect to the settlement had been provided for in previous years.

       Note 7- On October 4, 1996 the Company acquired the assets of two personal care lines of the Dazey Corp., of Kansas City, Missouri. Included in the purchase are certain inventories, designs, equipment, tooling, license rights and trademarks for existing products bearing the Dazey, Carel and Dr. Scholl's trade names.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Quarter ended August 31, 1996

Net sales increased $7,809,000 during the three month period ended August 31, 1996, an 18% increase in net sales when compared with the quarter ended August 31, 1995. The increase is attributable to increased market share. Gains were registered in both the consumer sales division and the professional salon division. Hair care appliance sales make up the great majority of consumer products division volume. The introduction of new hair care appliance models, increased brush and comb sales, and sales of hair care accessories were the primary causes of the market share increase.

Gross profit for the quarter ended August 31, 1996 was 37%, as compared with 40% for the quarter ended August 31, 1995. The 40% gross profit margin in the second quarter of the prior year was higher than normal, which was about 37 to 38 percent. The second quarter fiscal 1997 gross profit margin is about the same as in the first quarter of this year.

Selling, general and administrative expenses decreased as a percentage of sales to 26% in the quarter ended August 31, 1996 as compared to 29% for the same quarter in 1995. This decrease, as a percent of net sales, was primarily due to the relatively fixed nature of some expenses.

Interest expense for the quarter ended August 31, 1996, increased over interest expense for the same quarter in the previous year due to the $40,000,000 in senior notes issued by the Company's US subsidiary in January, 1996. The issuance of those notes, net of payment of outstanding bank loans, resulted in increased investments in short term securities, which increased interest income.

Six-month period ended August 31, 1996

Net sales increased $18,101,000 for the six-month period ended August 31, 1996, when compared with the same period in 1995. The reason for the 24% increase is discussed above.

The Company's gross profit margin for the six-month period ended August 31, 1996, decreased to 37% from 39% for the six- month period ended August 31, 1995. The higher gross profit rate of the prior year was above the normal rate, which is in line with the fiscal 1997 rate of 37%.



                                                                     (continued)

Selling, general and administrative expenses decreased to 28% during the six-month period ended August 31, 1996, when compared with 30% for the same period during 1995. The decrease, as a percent of net sales, was due primarily to the relatively fixed nature of expenses associated with increased sales during the six-month period ended August 31, 1996.

Interest expense for the six-month period ended August 31, 1996, increased over interest expense for the six-month period ended August 31, 1995, due to the $40,000,000 in senior notes issued by the Company's US subsidiary in January,
1996.   The issuance of those notes, net of payment of outstanding bank loans, resulted in increased investments in short term securities, which increased interest income.


Liquidity and Capital Resources

Cash and cash equivalents declined to $28,715,000 at August 31, 1996 from $44,195,000 at February 29, 1996, primarily due to the seasonal increase in accounts receivable and inventory balances and also to the use of internal funds to finance the construction of a new company owned distribution facility. Subsequent to August 31, 1996, the Company acquired the assets of two personal care lines of the Dazey Corp., of Kansas City, Missouri. The purchase price was made from internal funds.

Receivables increased to $38,938,000 at August 31, 1996 from $28,854,000 at February 29, 1996, and inventory increased to $59,077,000 at August 31, 1996 from $48,572,000 at February 29, 1996. These increases relate to the seasonal increase in sales in the second fiscal quarter as compared to the fourth fiscal quarter.

The Company's working capital was $109,918,000 at August 31, 1996 and the current ratio was 6.8 to 1. Short term debt decreased $2,593,000 from February 29, 1996 to August 31, 1996.

The Company believes its capital resources are adequate to finance all anticipated funding requirements. Additionally, the Company believes that funds are available to finance the construction of a central distribution facility, which accounts for the increase in property and equipment from February 29, 1996 to August 31, 1996.

Contingencies

As of August 31, 1996, the Company has unused advertising credits, with a carrying amount of $3,198,000 which are available until used. Benefits to be received by the Company from utilization of all remaining credits could exceed the carrying amount. In July 1995, the company which is obligated to provide advertising in connection with the credits (the Bankrupt Entity) filed



                                                                     (continued)
a voluntary Chapter 11 petition in the United States Bankruptcy Court (Court). Through September 25, 1996, a plan of reorganization had not been filed in the bankruptcy proceedings and the Court had not ruled as to the treatment of the Company's advertising credits.

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



                                                 HELEN OF TROY LIMITED
                                                 ---------------------
                                                     (Registrant)



Date          October 8, 1996                       s/Gerald J. Rubin
       ----------------------------          ----------------------------------

                                                      Gerald J. Rubin
                                                   Chairman of the Board and
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)




Date          October 8, 1996                       s/Sam L. Henry
      -----------------------------          ----------------------------------

                                                      Sam L. Henry
                                                 Senior Vice-President, Finance,
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)

                                EXHIBIT INDEX


        EXHIBIT NO.                        DESCRIPTION
        -----------                        -----------

            11                   Computation of Earnings per Share

            27                   Financial Date Schedule