Form 10-Q
period 1996-11-30
HELEN OF TROY LTD
filed 1997-01-14
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1996

                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from...........to.............

                         Commission file number 0-23312

                             HELEN OF TROY LIMITED
             (Exact name of registrant as specified in its charter)


                  Bermuda                              74-2692550
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      6827 Market Avenue
      El Paso, TX.                                     79915
      (Address of principal executive offices)         (Zip Code)


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

     As of January 10, 1997 there were 13,093,662 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX


                                                                   Page No.
PART I. FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
         ------
                     Sheets as of November 30, 1996 and
                     February 29, 1996 ..........................    3

                 Consolidated Condensed Statements
                     of Income for the Three and Nine
                     Months Ended November 30, 1996 and
                     November 30, 1995 ..........................    5

                 Consolidated Condensed Statements
                     of Cash Flows for the Nine Months
                     ended November 30, 1996 and
                     November 30, 1995 ..........................    6

                  Notes to Consolidated Condensed
                     Financial Statements .......................    8

         Item 2  Management's Discussion and Analysis of
         ------
                     Financial Condition and Results of
                     Operations .................................   10


PART II. OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K ...............   13
         ------


SIGNATURES ......................................................   14




                         PART I.  FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                          November 30, February 29,
                                                              1996         1996
                                                          ------------ ------------
                                                          (unaudited)
Assets

Current Assets:
         Cash and cash equivalents                         $ 14,506     $ 44,195
         Receivables - principally trade,
                 less allowance for doubtful
                 receivables of $1,470 at November 30,
                 1996 and $390 at February 29, 1996          64,231       28,854
         Inventories                                         62,765       48,572
         Prepaid expenses                                       748          422
         Deferred income tax benefits                         1,850          823
                                                           --------     --------

                 Total current assets                       144,100      122,866


Property and equipment
         net of accumulated depreciation of
         $3,784 at November 30, 1996 and $3,229
         at February 29, 1996                                24,092       15,750


License agreements, at cost, less
         amortization of $6,928 at November 30,
         1996 and $6,361 at February 29, 1996                10,124        8,191

Note receivable                                                 577        1,006


Other assets, net of amortization                            14,812        6,775
                                                           --------     --------


                 Total assets                              $193,705     $154,588
                                                           ========     ========

                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                                        November 30,      February 29,
                                                                            1996             1996
                                                                         ----------        --------
                                                                         (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable                                                    $  8,801         $  2,593
         Accounts payable, principally trade                                 5,098            1,005
         Accrued expenses:
                 Advertising and promotional                                 7,694            1,740
                 Other                                                       9,176            4,912
         Income taxes payable                                                5,522            2,010
                                                                          --------         --------

                 Total current liabilities                                  36,291           12,260

         Long-term debt                                                     40,450           40,450
                                                                          --------         --------

                 Total liabilities                                          76,741           52,710

Stockholders' equity:
         Cumulative preferred stock, non-voting,
                 $1.00 par value.  Authorized 2,000,000
                 shares; none issued                                          --               --
         Common stock, $.10 par value
                 Authorized 25,000,000 shares;
                 issued and outstanding, 13,093,162 shares
                 at November 30, 1996 and 12,965,162
                 shares at February 29, 1996                                 1,309              648
         Additional paid-in-capital                                         25,987           25,863
         Retained earnings                                                  89,668           75,367
                                                                          --------         --------

                 Total stockholders' equity                                116,964          101,878
                                                                          --------         --------

Commitments and contingencies (Note 2)                                        --               --

         Total liabilities and stockholders' equity                       $193,705         $154,588
                                                                          ========         ========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)

                                                          For the Three Months              For the Nine Months
                                                            Ended November 30,               Ended November 30,
                                                         1996             1995             1996             1995
                                                     ------------     ------------     ------------     ------------
Net sales                                            $     74,477     $     55,353     $    168,804     $    131,579
Cost of sales                                              46,143           34,389          105,445           80,894
                                                     ------------     ------------     ------------     ------------
         Gross profit                                      28,334           20,964           63,359           50,685
Selling, general and administrative expenses               18,278           12,992           44,553           35,766
                                                     ------------     ------------     ------------     ------------
         Operating income                                  10,056            7,972           18,806           14,919

Other income (expense):
         Interest (expense)                                  (311)            (489)          (1,777)          (1,159)
Interest income                                               245              161            1,215              537
         Other, net                                            83               53              211              (87)
                                                     ------------     ------------     ------------     ------------

         Total other income (expense)                          17             (275)            (351)            (709)
                                                     ------------     ------------     ------------     ------------
Earnings before income taxes                               10,073            7,697           18,455           14,210
Income tax expense (benefit):
         Current                                            2,935            2,278            5,176            3,949
         Deferred                                            (667)            (555)          (1,023)            (752)
                                                     ------------     ------------     ------------     ------------

         Net earnings                                $      7,805     $      5,974     $     14,302     $     11,013
                                                     ============     ============     ============     ============

Net earnings per common and common
equivalent share (Note 3) - Primary                  $        .56     $        .45     $       1.04     $       .82

Weighted average number of common and common
equivalent shares used in computing net
earnings per share -
Primary                                                13,964,888       13,334,122       13,776,155       13,379,166

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                Nine Months Ended
                                                                   November 30
                                                               1996         1995
                                                             --------     --------
Cash flows from operating activities:
         Net earnings                                        $ 14,302     $ 11,013
         Adjustments to reconcile net income
         to net cash used by operating activities:
         Depreciation and amortization                          1,902        1,601
         Provision for doubtful receivables                     1,080          (20)
         Deferred tax benefit                                  (1,027)        (752)
         Changes in operating assets and liabilities:
                 Receivables                                  (36,457)     (26,330)
                 Inventories                                  (14,193)      (4,093)
                 Prepaid expenses                                (326)        (654)
                 Accounts payable                               4,093          242
                 Accrued expenses                              10,218        5,065
                 Income taxes payable                           3,512        2,810
                                                             --------     --------
                 Net cash used by operating activities        (16,896)     (11,118)

Cash flows from investing activities:
         Capital and license expenditures                     (11,398)      (3,943)
         Other assets                                          (8,816)         714
         Collection on note receivable                            429          360
                                                             --------     --------

                 Net cash used by investing activities        (19,785)      (2,869)



                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                 Nine Months Ended
                                                                   November 30,
                                                                1996         1995
                                                              --------     --------
Cash flows from financing activities:
         Net borrowings on notes payable                      $  6,208     $  8,718
         Proceeds from exercise of options and warrants            784          156
                                                              --------     --------

                 Net cash provided by financing activities       6,992        8,874
                                                              --------     --------

                 Net decrease in cash and cash equivalents     (29,689)      (5,113)
                                                              --------     --------

Cash and cash equivalents, beginning of period                  44,195       31,917
                                                              --------     --------
Cash and cash equivalents, end of period                      $ 14,506     $ 26,804
                                                              ========     ========

Supplemental cash flow disclosures:
         Interest paid                                        $  2,241     $  1,065
         Income taxes paid                                       1,728          690


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               November 30, 1996



Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition and the results of its operations for the periods ended November 30, 1996 and 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

                 As of November 30, 1996, the Company has unused advertising credits, with a carrying amount of $2,198,000 which are available until used. Benefits to be received by the Company from utilization of all remaining credits could exceed the carrying amount. In July 1995, the company which is obligated to provide advertising in connection with the credits (the Bankrupt Entity) filed a voluntary Chapter 11 petition in the United States Bankruptcy Court (Court). Through December 2, 1996, a plan of reorganization had not been filed in the bankruptcy proceedings and the Court had not ruled as to the treatment of the Company's advertising credits. Management has been informed that counsel for the Bankrupt Entity has petitioned in Court for approval to classify or treat these barter credits as executory contracts. If the Court determines that barter credits are executory contracts and the Bankrupt Entity emerges from Chapter 11, the Company could realize the full value of the barter credits. In the event the Court rules that the advertising credits represent unsecured liabilities of the Bankrupt Entity, the value of the advertising credits to the Company would be reduced significantly, and therefore, this reduction in the value of the advertising credits would be charged against income in the fiscal quarter in which that determination were made. The loss of these credits to the Company would have no impact on the liquidity or the future operations of the Company. The ultimate outcome of the bankruptcy proceeding cannot currently be determined.




                                                                     (continued)

Note 3 - Primary earnings per common and common equivalent share is computed based upon the weighted average number of common shares plus common share equivalents (dilutive stock options and warrants) outstanding during the period. Fully diluted earnings per share is based on the weighted average number of common shares plus common share equivalents determined on the basis of maximum potential dilution from stock options and warrants. Earnings per common and common equivalent share, assuming full dilution, is not materially dilutive for any of the periods presented.

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

Note 7 - On October 4, 1996 the Company acquired the assets of two personal care lines of the Dazey Corp., of Kansas City, Missouri. Included in the purchase are certain inventories, designs, equipment, tooling, license rights and trademarks for existing products bearing the Dazey, Carel and Dr. Scholl's trade names.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Quarter ended November 30, 1996

Net sales increased $19,124,000 during the three-month period ended November 30, 1996, a 34.5% increase when compared with the quarter ended November 30, 1995. Excluding the effect of sales attributed to the purchase of new lines of business in Oct. 1996, the Company's increase in sales was 24%. That increase is attributable to increased market share. Gains were registered in both the consumer sales division and the professional salon division. Hair care appliance sales make up the great majority of consumer products division volume. The introduction of new hair care appliance models, increased brush and comb sales, and sales of hair care accessories were the primary causes of the market share increase.

The Company's gross profit margin for the quarter ended November 30, 1996 was 38%, which is comparable with the Company's gross profit margin for the quarter ended November 30, 1995. The lines of business acquired in October 1996 experienced lower than normal gross profit margins in the quarter. The exclusion of these sales and cost of goods sold for the quarter would result in a gross profit margin of 38.7% for the quarter ended November 30, 1996.

Selling, general and administrative expenses increased as a percentage of sales to 24.5% in the quarter ended November 30, 1996 as compared to 23.5% for the same quarter in 1995. This increase was primarily related to the transitioning, to the Company, of manufacturing and operating costs associated with the Company's acquisition of assets.

Interest paid during the quarter ended November 30, 1996, increased over interest expense for the same quarter in the previous year due to the $40,000,000 in senior notes issued by the Company's US subsidiary in January, 1996. The issuance of those notes, net of payment of outstanding bank loans, resulted in increased investments in short term securities, which increased interest income.


Nine-month period ended November 30, 1996

Net sales increased $37,225,000 for the nine-month period ended November 30, 1996, when compared with the same period in 1995. The reason for the 28% increase is discussed above.



                                                                     (continued)

The Company's gross profit margin for the nine-month period ended November 30, 1996, decreased to 37.5% from 38.5% for the nine-month period ended November 30, 1995. The higher gross profit rate of the prior year was above the normal rate, which is in line with the fiscal 1997 rate of 37.5%.

Selling, general and administrative expenses decreased slightly to 26.4% during the nine-month period ended November 30, 1996, when compared with 27% for the same period during 1995.

Interest expense for the nine-month period ended November 30, 1996, increased over interest expense for the nine-month period ended November 30, 1995, due to the $40,000,000 in senior notes issued by the Company's US subsidiary in January, 1996. The issuance of those notes, net of payment of outstanding bank loans, resulted in increased investments in short term securities, which increased interest income.


Liquidity and Capital Resources

Cash and cash equivalents declined to $14,506,000 at November 30, 1996 from $44,195,000 at February 29, 1996, primarily due to the seasonal increase in accounts receivable and inventory balances and also to the use of internal funds to finance the construction of a new company owned distribution facility. Also, the Company acquired the assets of two personal care lines of the Dazey Corp., of Kansas City, Missouri. The purchase price was made from internal funds.

Receivables increased to $64,231,000 at November 30, 1996 from $28,854,000 at February 29, 1996, and inventory increased to $62,765,000 at November 30, 1996 from $48,572,000 at February 29, 1996. These increases relate to the seasonal increase in sales in the third fiscal quarter as compared to the fourth fiscal quarter and to the growth in sales.

The Company's working capital was $107,809,000 at November 30, 1996 and the current ratio was 4 to 1. Short term debt increased $6,208,000 from February 29, 1996 to November 30, 1996.

In December 1996, the Company's U.S. subsidiary negotiated a shelf, long-term debt facility. The new long-term debt facility provides for an additional $40 million. As of the filing date of this report, no funds have been drawn on this facility.

The Company believes its capital resources are adequate to finance all anticipated funding requirements. Additionally, the Company believes that funds are available to finance the construction of a central distribution facility, which accounts for the increase in property and equipment from February 29, 1996 to November 30, 1996.

                                                                     (continued)

Contingencies

As of November 30, 1996, the Company has unused advertising credits, with a carrying amount of $2,198,000 which are available until used. Benefits to be received by the Company from utilization of all remaining credits could exceed the carrying amount. In July 1995, the company which is obligated to provide advertising in connection with the credits (the Bankrupt Entity) filed a voluntary Chapter 11 petition in the United States Bankruptcy Court (Court). Through December 2, 1996, a plan of reorganization had not been filed in the bankruptcy proceedings and the Court had not ruled as to the treatment of the Company's advertising credits.

Management has been informed that counsel for the Bankrupt Entity has petitioned in Court for approval to classify or treat these barter credits as executory contracts. If the Court determines that barter credits are executory contracts and the Bankrupt Entity emerges from Chapter 11, the Company could realize the full value of the barter credits. In the event the Court rules that the advertising credits represent unsecured liabilities of the Bankrupt Entity, the value of the advertising credits to the Company would be reduced significantly, and therefore, this reduction in the value of the advertising credits would be charged against income in the fiscal quarter in which that determination were made. The loss of these credits to the company would have no impact on the liquidity or the future operations of the Company. The ultimate outcome of the bankruptcy proceeding cannot currently be determined.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

         11      Computation of Per Share Earnings

         10.23 Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement, $40,000,000 7.01% Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility.

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



Date        January 10, 1997                       s/Gerald J. Rubin
         -----------------------            ----------------------------------
                                                    Gerald J. Rubin
                                               Chairman of the Board and
                                                  Chief Executive Officer
                                             (Principal Executive Officer)




Date        January 10, 1997                       s/Sam L. Henry
         -----------------------            ----------------------------------
                                                    Sam L. Henry
                                            Senior Vice-President, Finance,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

11           Computation of Per Share Earnings

10.23        Amended and Restated Note Purchase, Guaranty and Master Shelf
             Agreement, $40,000,000 7.01% Guaranteed Senior Notes and
             $40,000,000 Guaranteed Senior Note Facility.

27           Financial Data Schedule