Form 10-K
period 1997-02-28
HELEN OF TROY LTD
filed 1997-05-28
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 1997

                         Commission file number 0-23312

                             HELEN OF TROY LIMITED
           (Exact name of the registrant as specified in its charter)

             BERMUDA                                         74-2692550
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                               6827 MARKET AVENUE
                                 EL PASO, TEXAS                 79915
                   (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (915) 779-6363

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - $.10 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 1997 was $267,049,244.

         As of April 30, 1997 there were 13,187,657 shares of Common Stock, $.10 Par Value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Index to Exhibits - Page 44

                               TABLE OF CONTENTS


                                                                                                    PAGE
--------------------------------------------------------------------------------------------------------
PART I       Item 1.      Business                                                                   1
             Item 2.      Properties                                                                 7
             Item 3.      Legal Proceedings                                                          7
             Item 4.      Submission of Matters to a Vote of  Security Holders                       7

--------------------------------------------------------------------------------------------------------

PART II      Item 5.      Market for Registrant's Common Equity and Related
                          Stockholder Matters                                                        8
             Item 6.      Selected Financial Data                                                    9
             Item 7.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                       10
             Item 8.      Financial Statements and Supplementary Data                               13
             Item 9.      Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                                       34

--------------------------------------------------------------------------------------------------------

PART III     Item 10.     Directors and Executive Officers of the Registrant                        34
             Item 11.     Executive Compensation                                                    36
             Item 12.     Security Ownership of Certain Beneficial Owners
                          and Management                                                            39
             Item 13.     Certain Relationships and Related Transactions                            40

--------------------------------------------------------------------------------------------------------

Part IV      Item 14.     Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K                                                               41
                          Signatures                                                                42

--------------------------------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The registrant was originally incorporated in 1968 and has been a public company since 1971. Helen of Troy Limited, a Bermuda company, was formed on December 1, 1993. On February 16, 1994, Helen of Troy Texas Corporation (originally incorporated in 1968), a Texas corporation, became a subsidiary of Helen of Troy Limited pursuant to the terms of the Exchange Agreement between Helen of Troy Texas Corporation and Helen of Troy Limited. Unless the context otherwise requires, references herein to the Company refer to the current Bermuda company and its subsidiaries.

         The Company designs and develops a variety of personal care appliances including hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, lady shavers, foot baths and massagers, and markets them primarily to retailers, distributors and the professional hair care market in the United States, Canada, Europe, Mexico and other countries throughout the world. The Company also designs and develops hair brushes, combs and other hair care accessories, and markets them to the same customers. The percentages of sales made in the United States for fiscal years ended the last day of February in 1997, 1996 and 1995 were 96%, 98% and 98%, respectively.

         The Company markets its products primarily under the trademarks "Vidal Sassoon" under the license from Procter & Gamble Company, "Revlon" under license from Revlon Consumer Products Corporation, "Dazey," "Lady Dazey," "Lady Carel," "Dr. Scholl's," "Sable," "Helen of Troy," "Salon Edition," "HOT Tools," "Metropolis," and "Gallery Series." Vidal Sassoon, Revlon, Dazey and Dr. Scholl's appliances and combs and brushes are sold to retailers, including mass merchandisers and catalog, drug, and department stores. Helen of Troy, Salon Edition, HOT Tools, Metropolis, Gallery Series, Lady Dazey and Lady Carel appliances are sold to specialty stores and to professional stylists and their customers through a network of independent beauty and barber supply distributors.

PRODUCTS

         Full lines of hair care appliances are sold under three principal trade names, Vidal Sassoon, Revlon and Helen of Troy. The Vidal Sassoon line includes hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, brushes, combs and hair care accessories. The Company entered into license agreements with Revlon Consumer Products Corporation during the third quarter of fiscal year 1993 and began sales under this trademark in the United States during the first half of fiscal 1994. This line includes hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, lady shavers, brushes, combs and functional hair care accessories. The Sable and HOT Tools product lines of electric hair styling appliances were developed for meeting the special hair care needs of African-American consumers. Where traditional styling irons may either overheat or not get hot enough, Sable and HOT Tools' variable temperature controls offer a broad range of heat settings for naturally textured to fragile hair.

         The Company's hair dryers include a variety of popular features. Full-size dryers offer higher wattage, and more heat settings and blower speeds than the smaller models. Mid-size and compact dryers are offered to accommodate individual preferences and provide travel convenience. Special features such as folding handles and dual electrical current adaptability are included on several models.

         Curling irons and brush irons are available with variable temperature settings and in a range of barrel sizes. Because barrel size affects the tightness of the curl, purchasers often buy multiple irons or kits which combine two to four different barrel sizes with a common curling iron base. Selected models also heat-up rapidly and automatically shut-off within one hour, providing enhanced convenience and safety.

         Hairsetters provide hot rollers in several size groups and are preferred by customers who want a longer lasting curl. Certain models include such features as quick heat-up and cool touch tips that make the rollers easier to handle.

         The Vidal Sassoon and Revlon brush and comb lines are among the Company's fastest growing products. Growth is being achieved by taking advantage of the strong brand name appeal, using competitive pricing and continually adding new products. Products in this category include a wide variety of hair care products ranging from classic wooden brushes with boar bristles to heat retaining aluminum brushes to unique hair styling tools.

         One of the Company's more recent product extensions is hair care accessories. Accessories introduced in fiscal 1996 under the Vidal Sassoon trade name includes items such as bows, barrettes, clips, rollers, headbands, ponytail holders and bobby pins. Sales of accessories to mass merchandisers more than doubled in fiscal 1997 and has led the Company to further expand its product offering in fiscal 1998.

         In the first quarter of fiscal 1997 the Company signed a license agreement with the Revlon Consumer Products Corporation to produce and distribute artificial nails and related implements and accessories using the Revlon trade name. The Company has developed a full line of artificial nails and related accessories. The first shipment of artificial nails was made in the first quarter of fiscal 1998.

         In October 1996 the Company acquired the assets of two personal care lines of Dazey Corporation, of Kansas City, Missouri. As a result of this purchase the Company's products now include foot baths, foot massagers and body massagers under the Dr. Scholl's trade name and hard hat salon hair dryers and turbo spa products under the Dazey, Lady Dazey and Lady Carel trade names.

         The Company continues to respond to changes in the personal care appliance market and the health and beauty care market through developing new products and improving existing products. Development of new products designed to appeal to diverse consumer markets is performed by the Company's marketing and engineering staffs with assistance from independent consulting firms.

MARKETING AND DISTRIBUTION

         The Company's products are sold primarily in the United States of America through three marketing divisions: the Consumer Appliances Division, the Health and Beauty Care Division and the Professional Salon Division. Extensive television and other national media advertising by The Procter & Gamble Company ("P & G") , for its Vidal Sassoon liquid hair care products has resulted in wide recognition of the Vidal Sassoon name throughout the retail hair care market. The Company executed License Agreements with Revlon Consumer Products Corporation to market its products under the Revlon trademark. The Revlon trademark is renowned throughout the world. Products under this trademark began shipping during the first half of fiscal 1994. It is advertised extensively by the licensor in the United States and in major international markets, in television and print media. As a result of the Company's October 1996 acquisition, which was mentioned above, the Company obtained the North American rights to the Dr. Scholl's licenses for foot baths, foot massagers and body massagers from the Schering Plough Corporation. Dr. Scholl's is a famous trade name which is universally recognized and is supported by intensive media advertising. Additionally, the Company purchased the Dazey, Lady Dazey and Lady Carel trade names with
respect to personal care appliances.   The Company's cooperative advertising
and promotion programs and its own media advertising campaigns have extended trade name recognition into the hair care appliance market and contributed to the growth of the Consumer Appliances Division and the Health and Beauty Care Division.

         Consumer Appliances Division and Health and Beauty Care Division sales for the Company were seasonal in fiscal 1997 with 60% of the sales being made in the second and third fiscal quarters of the year. At February 28, 1997, consistent with prior years and industry practice, the Company had no material amount of backlog orders for any product group. Approximately 27% of the Company's net sales in the year ended February 28, 1997 were made to one customer and its affiliate. Approximately 29% ,10% and 10% of the Company's net sales in the year ended February 29, 1996 were made to three customers, and 22% and 11% of the Company's net sales in the year ended February 28, 1995, were made to two customers.

         Consumer Appliances Division and Heath and Beauty Care Division.
These divisions are responsible for marketing products in the United States, Canada and Mexico. Primary trade names are Vidal Sassoon and Revlon. Vidal Sassoon and Revlon products consist of lines of hand-held hair dryers, curling irons, brush irons, hairsetters, lighted mirrors, brushes, combs and other hair care accessories which are distributed to retailers, including mass merchandisers and catalog, drug, and department stores. With the October 1996 acquisition of two personal care lines of Dazey Corporation, the Consumer Appliances Division expanded its product lines to include foot baths, foot massagers and body massagers under the Dr. Scholl's trade name, and hard hat salon hair dryers and turbo spa products under the Dazey, Lady Dazey and Lady Carel trade names. Also a full line of artificial nails and related implements and accessories bearing the Revlon trade name were added to the products of the Health and Beauty Care Division in fiscal 1998.

         The Company markets its consumer products through approximately 45 independent manufacturers' representative organizations and through its own sales staff.

         The Company promotes its consumer products primarily through print media and sales promotion campaigns. The Company also advertises its products on television and in numerous consumer and trade shows.

         Professional Salon Division. The Company markets its "professional" products to professional stylists, beauticians, beauty and barber supply distributors, and specialty stores for use and for resale. Sales are made through independent manufacturers' representatives throughout the United States. This division markets products under the trademarks Helen of Troy, Salon Edition, Metropolis, Gallery Series, HOT Tools, Dazey, Lady Dazey and Lady Carel.

         The Professional Salon Division also serves as a development resource for new products to be marketed in all of the Company's product groups. The Company believes that it has responded to changes in the hair care appliance market while providing durable appliances that meet the exacting needs of the professional stylist.

         International Sales. During fiscal 1990, the Company entered into a separate agreement (the "European Agreement") with The Procter & Gamble Company which grants the Company the exclusive license to sell personal hair care appliances, lighted mirrors, brushes, combs and hair care accessories in various countries in western Europe and the United Kingdom under the Vidal Sassoon trade name. As of January 1, 1993, the European Agreement was amended to include additional territories and to lengthen the term of the license. The expanded territory now includes the United Kingdom and all of western Europe. Effective February 29, 1996, the Company purchased all of the outstanding stock of a distribution company in the United Kingdom.

         During fiscal 1992, the Company entered into a separate agreement (the "Mexico Agreement") with The Procter & Gamble Company which grants the Company the exclusive license to sell personal hair care appliances, lighted mirrors, combs, brushes, and hair care accessories in Mexico under the Vidal Sassoon trade name. As of January 1, 1993, the Mexico Agreement was amended to lengthen the term of the license.

MANUFACTURING AND SUPPLIES

         The personal care products sold by the Company are manufactured primarily in The Peoples Republic of China, Thailand, Taiwan and South Korea (the "Far East"), utilizing molds and certain other tooling owned by the Company's wholly owned subsidiary, Helen of Troy Limited ("HOTB"), a Barbados corporation. The Company purchases from HOTB, which contracts with unrelated factories. The combined production capacity of these factories exceeds the Company's current needs and projected sales growth. The Company believes it will be able to continue purchasing on the same basis for the foreseeable future and that additional production capacity is available to the Company if needed.

         As a result of the manufacture of the Company's products in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations and political unrest. Political changes in China have not affected the production of the Company's goods. The Company believes that adequate production facilities are available in other parts of the world should they be needed. However, the relocation of production capacity could require substantial time for the establishment of comparable production levels and could result in increased production costs.

         Virtually all of the Company's products are imported and most are subject to customs duty. The rates at which duties are charged are subject to legislative changes as political relationships between countries change.

         The Company's U.S. subsidiary operates under Supply Agreements with HOTB wherein HOTB purchases goods and sells them to the Company. HOTB contracts with an affiliated service company, a subsidiary of the Company, for the services of numerous electrical engineers, technicians and quality control supervisors and inspectors in the Far East to help assure the quality of products purchased by the Company. Manufacturing processes are supervised by these personnel and product acceptance is subject to quality control checks by inspectors in the factories. The Company offers up to a two year limited warranty on its products.

         In fiscal 1997, for distribution in the United States, Canada and Mexico, products manufactured in the Far East are shipped to the west coast of the United States and thereafter are transported by truck or rail service to public warehouse facilities in Sparks, Nevada; Memphis, Tennessee; Dallas, Texas; and Toronto, Canada. Substantially all of the Company's products are shipped from these public warehouses. The remaining shipments, particularly those requiring special packaging or handling, are made from the Company's
warehouse in El Paso, Texas.   In the first quarter of fiscal 1998 the Company
began using its newly constructed distribution center in El Paso, Texas. As of April 1997, the public warehouses in Sparks, Nevada and Dallas, Texas are no longer being used by the Company. For distribution in Europe, products are manufactured in the Far East and shipped to public warehouse facilities in Amsterdam, The Netherlands, Abingdon, the United Kingdom or directly to customers. See Item 2 Properties - Plant and Facilities.

LICENSE AGREEMENTS

         The Company is licensed by P & G to use the trademark Vidal Sassoon to manufacture, sell and distribute a line of electrical personal hair care appliances and accessories.

         The agreement provides the Company an exclusive license to distribute and sell, within the United States and Canada under the Vidal Sassoon trademark, electric and battery operated personal hair care appliances, including hair dryers, curling irons, brush irons, hairsetters, lighted mirrors and hair care accessories. New products, including packaging and advertising, must be approved by the licensor.

         Through two other agreements with P & G, the "U.S. and Canadian Brush Licenses," the Company has the exclusive use of the trademark Vidal Sassoon on brushes, combs and hair care accessories in the United States and Canada. The term of the brush license runs concurrent with the appliance license. Cross marketing of products under the Vidal Sassoon licenses is allowed.

         During fiscal 1990, the Company entered into the European Agreement with P & G which grants the Company the exclusive license to sell personal hair care appliances, lighted mirrors and brushes, combs and hair care accessories in various countries in western Europe and in the United Kingdom under the Vidal Sassoon trade name. As of January 1, 1993, the European Agreement was amended to include additional territories and to extend the term of the license. The expanded territory now includes all of western Europe.

         During fiscal 1992, the Company entered into the Mexico Agreement with P & G which grants the Company the exclusive license to sell personal hair care appliances, lighted mirrors, brushes, combs, and hair care accessories in Mexico under the Vidal Sassoon trade name. As of January 1, 1993, the Mexico Agreement was amended to lengthen the term of the license.

         Under License Agreements entered into on September 30, 1992, the Company is licensed by Revlon Consumer Products Corporation to use the Revlon trademark to manufacture, sell and distribute a line of electric hair care appliances, including hair dryers, curling irons, hairsetters, brushes, combs, lady shavers, hand held mirrors and functional hair care accessories. The license agreements include the United States, Canada and the rest of the world other than certain markets.

         In fiscal 1996 the Company amended its license agreement with Revlon to include women's electric and battery operated shavers. During fiscal 1997 the Company's new Revlon Perfect Finish Shaving System for women had its national introduction at the January 1997 Housewares Show in Chicago.

         In the first quarter of fiscal 1997 the Company signed an agreement with Revlon Consumer Products Corporation to manufacture and distribute artificial nails and related implements and accessories under the Revlon trade name. Shipments of these new products began in the first quarter of fiscal 1998. The agreement allows the Company to distribute its products throughout the world. Initially artificial nails will be distributed in the United States.

         In connection with its acquisition of two personal care lines of Dazey Corporation in October 1996, the Company obtained the North American rights to the Dr. Scholl's licenses for foot baths, foot massagers and body massagers from the Schering Plough Corporation. The Company has also obtained license rights to the Dr. Scholl's trade name in South America for foot baths, foot massagers and body massagers. Additionally, as part of the October 1996 acquisition, the Company purchased the Dazey, Lady Dazey and Lady Carel trade names for personal care appliance products. Products bearing these names are being distributed primarily in the United States and Canada.

COMPETITION

         The Company encounters significant competition with respect to all its products. The Company's primary competition for its Consumer Appliances Division comes from Conair Corporation, Windmere Corporation and Remington Corporation. Competition for the Company's Health and Beauty Care Division primarily comes from Goody, a division of Newell Co., Willhold, a division of American Greeting and L and N Marketing and Sales Corporation, and for artificial nails, from Cosmar, a division of Renaissance Cosmetics. These major competitors are large organizations with known brand names and substantial resources. Product pricing plays an important part in this competitive market. Product packaging and performance as well as brand name recognition are other significant factors affecting competition within the hair care appliance market.

         For sales in the United States of America the Company believes that its Professional Salon Division is one of the primary sellers of personal hair care appliances to the professional trade. The major competitors for the Helen of Troy professional product group are Belson Products (a division of Windmere Corporation) and Conair Corporation.

REGULATION

         Most of the Company's retail distributors (as well as several state and local authorities) require that the Company's retail appliance products meet the safety standards of Underwriters Laboratories, Inc. ("U.L."). For products sold in Canada, the Company is subject to the standards of the Canadian Standards Association. Electrical products sold in Europe or Mexico meet the safety standards imposed for those countries depending on the sales location. The Company has not experienced difficulty in satisfying such standards.

         For sales in the United States of America the Company is also subject to the jurisdiction of the Federal Trade Commission with respect to, among other things, the content of advertising and other trade practices.

TRADEMARKS AND PATENTS

         The Company's business is materially dependent upon the continued use of the trademarks Vidal Sassoon and Revlon which are registered by the respective licensors. See Item 1 Business - License Agreements.

         Certain of the trademarks and designs used in connection with the sale of the Company's products are registered with the United States Patent Office and similar offices in certain other domains. The Company frequently seeks registrations for various additional trademarks under which its products are sold. The Company does not believe that its business is otherwise materially dependent upon patents and patent protection.

EMPLOYEES

         The Company employs 260 full-time employees (including officers) in the United States, Hong Kong and Europe of whom 115 are marketing, sales and distribution employees and 79 are administrative personnel. The remainder are engineering and development employees.

         The Company has enjoyed satisfactory working relations with its employees, none of whom are covered by any collective bargaining agreement, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

         The corporate offices owned by the Company consist of an office building with approximately 40,000 square feet, situated on approximately one acre of land at 6827 Market Avenue in El Paso, Texas. Additionally, the Company owns and maintains 12,000 square feet of warehouse space on a 62,000 square foot lot adjacent to the headquarters building. During fiscal 1996 the Company purchased approximately 50 acres of land in El Paso, Texas to house its corporate offices and distribution center. In fiscal 1997 the Company constructed a 410,000 square foot distribution center. This facility will be used for storage and shipping of the Company's products which in the past were stored in Sparks, Nevada and Dallas, Texas. In fiscal 1998 the Company plans to begin construction of a corporate office facility adjacent to the distribution center.

         The Company's Hong Kong subsidiary leases an office where it occupies approximately 19,000 square feet. Previously, the Company's Hong Kong subsidiary was headquartered in approximately 12,000 square feet of office space in Hong Kong acquired by condominium ownership. In fiscal 1997 this owned office was leased to a third party.

         The Company utilizes warehouse space in public warehouses in Sparks, Nevada; Memphis, Tennessee; Dallas, Texas; Amsterdam, The Netherlands, Abingdon, the United Kingdom and Toronto, Canada to facilitate inventory distribution. During fiscal 1997, the Company leased approximately 36,000 square feet of warehousing space in El Paso, Texas. The Company's use of this small warehouse along with the warehouses in Sparks, Nevada and Dallas, Texas ended in the first quarter of fiscal 1998 after the Company's new distribution center became operational. The Company believes storage capacity of its warehouses and the public warehouse space is sufficient for its present needs, but anticipated growth necessitates the planning of additional corporate office facilities.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any legal proceedings of a material nature, pending or threatened, to which the Company is or may become a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing was submitted.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Common Stock is currently listed on the NASDAQ National Market System [symbol: HELE]. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the Common Stock as reported on the NASDAQ National Market System. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              High             Low
                                              ----             ---
         Fiscal 1996
                 First quarter             $   9 7/8         $  8 1/2
                 Second quarter               10 5/8            9 1/2
                 Third quarter                10 1/2            8 3/4
                 Fourth quarter               11 1/2            9

         Fiscal 1997
                 First quarter                13 5/8           10 7/8
                 Second quarter               16               11 1/4
                 Third quarter                21 1/2           13 3/4
                 Fourth quarter               25 1/2           19 1/4

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                      Approximate Number of
                                                        Holders of Record
             Title of Class                           (as of April 30, 1997)
------------------------------------------           --------------------------
Common Stock, $.10 Par Value                                 302  (1)

-------------
(1) Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

DIVIDENDS

         The Board of Directors' current policy is to retain earnings to provide funds for the operation and expansion of the Company's business and for potential acquisitions. The Company has not paid any cash dividends on its Common Stock since inception. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial information set forth below has been summarized from the Company's Consolidated Financial Statements which, for each of the years in the five year period ended February 28, 1997, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data. All currency amounts in this document are denominated in U.S. dollars.

                                                             Twelve Months Ended
                                                             Last Day of February
                                    -------------------------------------------------------------
                                       1997        1996         1995         1994         1993
                                    ---------    ---------    ---------    ---------    ---------
                                              (in thousands, except earnings per share)
Statements of Income Data:

    Net sales                       $ 213,035    $ 167,053    $ 138,143    $ 123,198    $ 131,995

    Cost of sales                     132,861      102,341       86,405       77,917       81,037
                                    ---------    ---------    ---------    ---------    ---------
    Gross profit                       80,174       64,712       51,738       45,281       50,958
    Selling, general and
         administrative expense        57,438       47,356       37,139       35,473       36,819
                                    ---------    ---------    ---------    ---------    ---------

    Operating income                   22,736       17,356       14,599        9,808       14,139
    Interest expense                   (2,262)      (1,795)        (915)        (881)        (651)
    Other income (expense), net         1,665        1,286          811          109           65
    Gain on sale of asset                --           --           --            344        2,628
                                    ---------    ---------    ---------    ---------    ---------

    Earnings before income  taxes      22,139       16,847       14,495        9,380       16,181
    Income taxes                        4,981        3,790        3,279        1,455        3,275
                                    ---------    ---------    ---------    ---------    ---------
    Earnings before cumulative
         effect of change in
         accounting principle          17,158       13,057       11,216        7,925       12,906
    Cumulative effect of change
         in accounting principle         --           --           --           (397)        --
                                    ---------    ---------    ---------    ---------    ---------
    Net earnings                    $  17,158    $  13,057    $  11,216    $   7,528    $  12,906
                                    =========    =========    =========    =========    =========

Per Share Data: (1)
    Earnings before cumulative
         effect of change in
         accounting principle       $    1.24    $     .98    $     .82    $     .54    $     .89
    Cumulative effect of change
         in accounting principle         --           --           --           (.03)        --
                                    ---------    ---------    ---------    ---------    ---------

Net earnings                        $    1.24    $     .98    $     .82    $     .51    $     .89
                                    =========    =========    =========    =========    =========
Weighted average number of
    common and common equivalent
    shares outstanding                 13,885       13,373       13,596       14,740       14,582

                                                     Last Day of February
                               --------------------------------------------------------------
                                  1997         1996         1995         1994         1993
                               ----------   ----------   ----------   ----------   ----------
                                                       (in thousands)
Balance Sheet Data:
  Working capital              $  111,937   $  110,606   $   59,079   $   57,494   $   52,339
  Total assets                    182,226      154,588      133,243      122,759      122,660
  Long-term debt                   40,450       40,450         --           --           --
  Stockholders' equity (2)     $  120,482   $  101,878   $   88,627   $   85,683   $   80,209

(1) Per share data has been adjusted for a 100% stock dividend that was paid on July 1, 1996 and a 50% stock dividend that was paid on October 1, 1992.

(2) In fiscal 1994 the Company repurchased 196,000 shares at a cost of $2,752,000. In fiscal 1995 the Company repurchased 649,400 shares at a cost of $9,309,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.

                                       Relationship to Net Sales
                                              Fiscal Year
                                   ----------------------------------
                                     1997         1996         1995
                                   --------     --------     --------
Net sales                             100.0%       100.0%       100.0%
Cost of sales                          62.4         61.3         62.5
                                   --------     --------     --------
    Gross profit                       37.6         38.7         37.5

Selling, general and
    administrative expenses            27.0         28.3         26.9
                                   --------     --------     --------
         Operating income              10.6         10.4         10.6

Interest expense                       (1.0)        (1.1)         (.7)
Other income, net                        .8           .7           .6
                                   --------     --------     --------
    Earnings before income taxes       10.4         10.0         10.5

Income taxes                            2.3          2.2          2.4
                                   --------     --------     --------

    Net earnings                        8.1%         7.8%         8.1%
                                   ========     ========     ========

FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 29, 1996

         Net sales increased $45,982,000 during fiscal 1997, a 28% increase
from fiscal 1996 net sales.   Excluding the effect of sales attributed to the
purchase of new lines of business in October 1996, the Company's increase in sales was 22%. The increase is attributable to increased volume as the Company's market share increased in the Divisions that make retail sales and the Professional Salon Division. The introduction of new hair care appliance models, increased brush and comb sales, and sales of hair care accessories were the primary causes of the market share increase.

         Gross profit, as a percent of net sales, decreased to 37.6% in fiscal 1997 from 38.7% in fiscal 1996. The lines of business acquired in October 1996 experienced lower than normal gross profit margins in the last five months of fiscal 1997. The exclusion of these sales and cost of goods sold during fiscal 1997 would have resulted in a gross profit margin of 38%. Gross profit margins in fiscal 1996 were higher than normal.

         Selling, general and administrative expenses decreased as a percent of net sales to 27.0% in fiscal 1997 from 28.3% in fiscal 1996. The decreased percentage is a result of the relatively fixed nature of certain expenses.

         Interest expense in fiscal 1997 increased over interest expense in fiscal 1996 due to the increase in average outstanding debt which resulted from issuance of the $40,000,000 in Senior Notes issued by the Company's U.S. subsidiary in January 1996. The issuance of those notes, net of payment of outstanding bank loans, resulted in increased investments in short term securities, which increased interest income in fiscal 1997.

FISCAL YEAR ENDED FEBRUARY 29, 1996 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1995

         Net sales increased $28,910,000 during fiscal 1996, a 21% increase from fiscal 1995 net sales. The increase is attributable to increased volume as the Company's market share increased in both the Consumer Sales Division and the Professional Salon Division. Hair care appliance sales make up the great majority of Consumer Products Division volume. The introduction of new hair care appliance models, increased brush and comb sales, and sales of hair care accessories to certain large customers were the primary causes of the market share increase.

         Gross profit, as a percent of net sales, increased to 38.7% in fiscal 1996 from 37.5% in fiscal 1995. The increased gross profit is primarily attributable to a favorable combination of changes in the mix of products sold.

         Selling, general and administrative expenses increased as a percent of net sales to 28.3% in fiscal 1996 from 26.9% in fiscal 1995. These costs increased $10,217,000 in fiscal 1996 over fiscal 1995. The increase in expenses resulted from significant media advertising and additional overhead costs necessitated by increased sales, new products, and the Company's introduction of hair care accessories.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's U.S. subsidiary ("HOT") operates under a supply agreement with HOTB, which contracts with unrelated factories for the manufacture of products, which are sold to HOT and other purchasers. To allow the issuance of letters of credit, HOT and HOTB maintain lines of credit through two banks. The facilities are limited to $5 million and $4 million, respectively, expire in July 1997 and bear interest at the banks' prime rates or, for HOT's line of credit, at alternate rates based on Eurodollar investment rates for specific time periods.

         Cash and cash equivalents decreased $18,397,000 from $44,195,000 at February 29, 1996 to $25,798,000 at February 28, 1997. The decrease in cash was due primarily to increases in receivables and inventory, and the use of internal funds to finance the construction of a new company owned distribution facility and the acquisition of assets of two personal care lines of the Dazey Corporation, of Kansas City, Missouri.

         The increases in receivables, inventory and current liabilities are attributable to the Company's sales growth. Property and equipment increased as the Company's U.S. subsidiary constructed a distribution facility. Increases in license agreements and other assets are due to obtaining the Revlon artificial nails license and to the acquisition of two personal care lines of the Dazey Corporation, respectively.

         From February 29, 1996 to February 28, 1997, working capital increased $1,331,000 to $111,937,000. The current ratio is 6.3 to 1 at February 28, 1997. Management expects that operations and available financing sources will continue providing sufficient capital resources for the Company.

         On August 30, 1993, the Board of Directors approved a stock repurchase program under which Helen of Troy Corporation may buy up to one million five hundred thousand shares of its common stock from time to time as market conditions dictate. On February 22, 1994, the Board of Directors of Helen of Troy Limited approved and ratified the continuation of that program. As of the end of fiscal 1995, the Company had repurchased 845,400 shares under this program at a cost of $12,061,000. During fiscal 1997 and 1996 no repurchase of stock occurred.

         During March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". The Company adopted SFAS No. 121 in fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material adverse impact on the Company's financial position or the results of its operations.

         The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies are allowed to continue to apply the provisions of APB 25 to their stock-based employee compensation arrangements. The Company did not adopt the methodology contemplated by SFAS No. 123. As such, the Company has supplemented its financial statements with additional disclosures.

         In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per shares ("EPS"), replacing the measures of Primary and Fully- diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Although the Company has not performed an analysis to determine the specific impact SFAS No. 128 will have on its EPS calculation, the Company does not anticipate that diluted EPS under SFAS No. 128 will be materially different from EPS calculated under Opinion No. 15.

         During fiscal years 1990 and 1989, the Company entered into barter agreements to exchange certain inventory items for advertising credits. As of February 28, 1997, the Company disposed of unused advertising credits. The fiscal year 1997 charge of $3,198,000 is included with the Company's selling, general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report                                                                        14

Consolidated Financial Statements:
    Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996                       15

    Consolidated Statements of Income for each of the years in the
         three-year period ended February 28, 1997                                                  17

    Consolidated Statements of Stockholders' Equity for each of
         the years in the three-year period ended February 28, 1997                                 18

    Consolidated Statements of Cash Flows for each of the years
         in the three-year period ended February 28, 1997                                           19

    Notes to Consolidated Financial Statements                                                      21

Financial Statement Schedule -
    Schedule II - Valuation and Qualifying Accounts for each of
         the years in the three-year period ended February 28, 1997                                 33



    All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Helen of Troy Limited:

We have audited the consolidated financial statements of Helen of Troy Limited and subsidiaries as listed in the index on page 13. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index on page 13. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1997, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                  KPMG PEAT MARWICK LLP




El Paso, Texas
April 30, 1997

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    February 28, 1997 and February 29, 1996
                         (in thousands, except shares)



                                                         1997           1996
                                                     ------------   ------------
         Assets
Current assets:
    Cash and cash equivalents                        $     25,798         44,195
    Receivables - principally trade, less
         allowance for doubtful receivables of
         $400 in 1997 and $390 in 1996                     36,951         28,854
    Inventories                                            68,267         48,572
    Prepaid expenses                                          939            422
    Deferred income tax benefits (note 5)                   1,276            823
                                                     ------------   ------------

         Total current assets                             133,231        122,866
                                                     ------------   ------------

Property and equipment
    net of accumulated depreciation of $3,983
    in 1997 and $3,229 in 1996 (note 2)                    25,780         15,750

License agreements, at cost less accumulated
    amortization of $7,117 in 1997 and $6,361
    in 1996                                                 9,935          8,191

Note receivable, less current portion                         522          1,006

Other assets at cost, net of amortization                  12,758          6,775
                                                     ------------   ------------

                                                     $    182,226        154,588
                                                     ============   ============





                                                                     (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    February 28, 1997 and February 29, 1996
                         (in thousands, except shares)


                                                                  1997           1996
                                                              ------------   ------------
    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to banks (note 3)                           $      4,001          2,593
    Accounts payable, principally trade                              2,645          1,005
    Accrued expenses:
         Advertising and promotional                                 2,580          1,740
         Other                                                       6,934          4,912
    Income taxes payable (note 5)                                    5,134          2,010
                                                              ------------   ------------

         Total current liabilities                                  21,294         12,260

Long-term debt (note 4)                                             40,450         40,450
                                                              ------------   ------------

         Total liabilities                                          61,744         52,710
                                                              ------------   ------------

Stockholders' equity (note 6):
    Cumulative preferred stock, non-voting, $1.00
         par value.  Authorized 2,000,000 shares;
         none issued                                                  --             --
    Common stock, $.10 par value.  Authorized
         25,000,000 shares;  13,143,437 and 12,965,162
         shares issued and outstanding at February 28, 1997
         and February 29, 1996, respectively                         1,314            648
    Additional paid-in-capital                                      26,643         25,863
    Retained earnings                                               92,525         75,367
                                                              ------------   ------------

         Total stockholders' equity                                120,482        101,878
                                                              ------------   ------------

Commitments and contingencies (notes 5 and 7)
                                                              $    182,226        154,588
                                                              ============   ============



See accompanying notes to consolidated financial statements.

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
              (in thousands, except shares and earnings per share)

                                                      Year Ended Last Day of February
                                               --------------------------------------------
                                                    1997            1996            1995
                                               ------------    ------------    ------------
Net sales                                      $    213,035         167,053         138,143
Cost of sales                                       132,861         102,341          86,405
                                               ------------    ------------    ------------
         Gross profit                                80,174          64,712          51,738

Selling, general and administrative
    expenses (note 7)                                57,438          47,356          37,139
                                               ------------    ------------    ------------

         Operating income                            22,736          17,356          14,599

Other income (expense):
    Interest expense                                 (2,262)         (1,795)           (915)
    Other income, net                                 1,665           1,286             811
                                               ------------    ------------    ------------

         Total other (expense)                         (597)           (509)           (104)
                                               ------------    ------------    ------------
         Earnings from operations before
             income taxes                            22,139          16,847          14,495

    Income taxes (note 5)                             4,981           3,790           3,279
                                               ------------    ------------    ------------

             Net Earnings                      $     17,158          13,057          11,216
                                               ============    ============    ============

    Earnings per common and common
         equivalent share (note 1)             $       1.24             .98             .82
                                               ============    ============    ============

    Weighted average number of common and
         common equivalent shares used in
         computing net earnings per share        13,884,804      13,372,730      13,595,750



See accompanying notes to consolidated financial statements.

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

              Years ended last day of February 1997, 1996 and 1995
                                 (in thousands)


                                                    Additional                        Total
                                      Common          Paid-In        Retained      Stockholders'
                                      Stock           Capital        Earnings         Equity
                                   ------------    ------------    ------------    ------------
Balances, February 28, 1994                 677          27,288          57,718          85,683

Acquisition and retirement
    of treasury stock                       (65)         (2,620)         (6,624)         (9,309)
Exercise of common stock
    options, net (notes 5 and 6)             31           1,006            --             1,037
Net earnings                               --              --            11,216          11,216
                                   ------------    ------------    ------------    ------------
Balances, February 28, 1995                 643          25,674          62,310          88,627

Exercise of common stock
    options, net (notes 5 and 6)              5             189            --               194
Net earnings                               --              --            13,057          13,057
                                   ------------    ------------    ------------    ------------
Balances, February 29, 1996                 648          25,863          75,367         101,878

Exercise of common stock
    options, net (notes 5 and 6)             15           1,431            --             1,446
Stock dividend                              651            (651)           --              --
Net earnings                               --              --            17,158          17,158
                                   ------------    ------------    ------------    ------------
Balances, February 28, 1997        $      1,314    $     26,643    $     92,525    $    120,482
                                   ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)



                                                        Year ended  Last Day of February
                                                        --------------------------------
                                                          1997        1996         1995
                                                        --------    --------    --------
Cash flows from operating activities:
    Net earnings                                        $ 17,158      13,057      11,216
    Adjustments to reconcile net income
         to net cash provided (used) by operating
         activities:
         Depreciation and amortization                     2,683       2,156       1,960
         Provision for doubtful receivables                   10          27         335
           Deferred taxes, net                              (453)       (427)        293
         Non cash charge to expenses (note 7)              3,198        --          --
         Changes in operating assets and liabilities:
             Accounts receivable                          (8,107)     (3,697)     (6,671)
             Inventory                                   (19,695)     (2,498)     (7,457)
             Prepaid expenses                               (517)       (298)        195
             Accounts payable                              1,640      (1,374)       (685)
             Accrued expenses                              2,862       1,304         759
             Income taxes payable                          3,124      (4,879)        (19)
                                                        --------    --------    --------
    Net cash provided (used) by operating
         activities                                        1,903       3,371         (74)
Cash flows used for investing activities:
    Capital and license expenditures                     (13,342)     (4,627)       (627)
    Other assets                                         (10,296)       (141)     (1,907)
    Collection on notes receivable                           484         438          98
                                                        --------    --------    --------
    Net cash used for investing
         activities                                      (23,154)     (4,330)     (2,436)



                                                                     (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                            Year Ended Last Day of February
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Cash flows provided (used) by financing activities:
    Net (repayments) borrowing on
             revolving line of credit                         1,408       (27,407)        7,485
         Proceeds from long-term
             debt                                              --          40,450          --
         Acquisition of treasury shares                        --            --          (9,309)
         Proceeds from exercise of options
         and warrants, net                                    1,446           194         1,037
                                                         ----------    ----------    ----------

    Net cash provided
         (used) by financing activities                       2,854        13,237          (787)
                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents        (18,397)       12,278        (3,297)

Cash and cash equivalents, beginning
    of year                                                  44,195        31,917        35,214
                                                         ----------    ----------    ----------

Cash and cash equivalents, end of year                   $   25,798        44,195        31,917
                                                         ==========    ==========    ==========

Supplemental cash flow disclosures:
    Interest paid                                        $    2,915         1,368         1,185
    Income taxes paid, net                                    2,882         8,317         1,123




See accompanying notes to consolidated financial statements.

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    February 28, 1997 and February 29, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  General

         Helen of Troy Limited, a Bermuda company, was formed on December 1, 1993. On February 16, 1994, Helen of Troy Texas Corporation, a Texas corporation, became a subsidiary of Helen of Troy Limited pursuant to the terms of the Exchange Agreement between Helen of Troy Texas Corporation and Helen of Troy Limited. The accompanying consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles followed in the United States of America.

         The Company and its subsidiaries are principally engaged in the design, development, importation and wholesale distribution of hair care appliances, hair brushes, combs and accessories and related personal care products. Substantially all purchases of such appliances and products are made from unaffiliated manufacturers principally located in The Peoples Republic of China, Thailand, Taiwan and South Korea (the "Far East"). As a result of the manufacture of the Company's products in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations and political unrest. Political changes in China have not affected the production of the Company's goods. The Company believes that adequate production facilities are available in other parts of the world should they be needed. However, the relocation of production capacity could require substantial time for the establishment of comparable production levels and could result in increased production costs.

    (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (c)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    (d)  Property and Equipment

         Property and equipment are stated at cost. Depreciation has been provided by the straight-line method over the estimated useful lives of the assets.





                                       21                        (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (e)  License Agreements

         The great majority of the Company's sales are made subject to License
             Agreements with the licensors of the Vidal Sassoon and Revlon trade names. The costs of the existing license agreements are being amortized on a straight line basis over the lives of the respective agreements. Net sales subject to the license agreements aggregated 89%, 89% and 90% of total net sales for the fiscal years 1997, 1996 and 1995, respectively.

    (f)  Income Taxes

         Income taxes are accounted for under the asset and liability method.
             Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates in recognized in income in the period that includes the enactment date.

    (g)  Earnings per Share

         Primary earnings per common and common equivalent share is computed based upon the weighted average number of common shares plus common share equivalents (dilutive stock options) outstanding during the period. Common share equivalents consist of stock options which have a dilutive effect based on the average market price of common shares during the period, reduced by a number of shares assumed to be repurchased at the average market price of common shares during the period from proceeds of assumed exercises of options and warrants.

         Earnings per common and common equivalent share, assuming full dilution, is not materially dilutive for any of the periods presented.

         On June 4, 1996, the Company's Directors approved a 2-for-1 stock split which was paid as a 100% stock dividend on July 1, 1996 to stockholders of record on June 17, 1996. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

         In February 1997, the Financial Accounting Standards Board  issued
             Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per shares ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Although the Company has not performed an analysis to determine the specific impact SFAS No. 128 will have on its EPS calculation, the Company does not anticipate that diluted EPS under SFAS No. 128 will be materially different from EPS calculated under Opinion No. 15.





                                       22                        (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (h)  Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    (i)  Foreign Currency Transactions

         The U.S. dollar has been determined to be the functional currency of the Company and each of its subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." If applicable, all transactions of the non-U.S. companies have been re-measured in U.S. dollars using historical exchange rates. Changes in exchange rates which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net earnings.

    (j)  Advertising

         Advertising costs are expensed as incurred. During the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, $10,544,000, $7,319,000 and $6,532,000, respectively, of advertising costs was charged to selling, general and administrative expenses.

    (k)  Warranties

         The Company's products are under warranty against defects in material and workmanship for a period of up to two years. The Company has established an accrual for these anticipated future warranty costs.

    (l)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (m)  Stock-based Employee Compensation

         The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies are allowed to continue to apply the provisions of APB 25 to their stock-based employee compensation arrangements. The Company elected to not adopt the recognition methodology contemplated by SFAS No. 123.
             As such, the Company is only required to supplement its financial statements with additional disclosures (note 6).





                                       23                           (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (n)  Accounting for Asset Impairment

         During March 1995, FASB issued SFAS No. 121, "Accounting for the
             Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no material impact on the Company's financial position or the results of its operations at the time of adoption.

    (o)  Financial Instruments

         SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its
             financial instruments.   The carrying amounts of cash and cash
             equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. Based on prevailing interest rates for similar instruments, the fair value of the note receivable, notes payable to banks and a portion of long-term debt approximate their carrying value. See footnote 4 for management's assessment of the fair value of the Company's guaranteed Senior Notes.

2)  PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

                                            Estimated
                                           Useful Lives
                                             (Years)            1997           1996
                                           ------------        -------        ------
                                                               (dollars in thousands)
    Land                                                       $  9,994        9,410
    Buildings and improvements                20 - 40            13,046        4,616
    Computer and office equipment               3 - 5             4,128        3,077
    Furniture and fixtures                          5               579          500
    Transportation equipment                    3 - 5               922          856
    Construction in progress                                      1,094          520
                                                               --------       ------
                                                                 29,763       18,979
         Less accumulated depreciation                           (3,983)      (3,229)
                                                               --------       ------
    Property and equipment, net                                $ 25,780       15,750
                                                               ========       ======

During the year ended February 28, 1997 the Company's U.S. subsidiary capitalized $613,000 of interest expense in connection with the construction of a distribution center.





                                       24                          (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3) NOTES PAYABLE

    During the fiscal year ended February 28, 1997 and February 29, 1996, the
         Company's U.S. subsidiary had borrowings outstanding from a bank pursuant to a note issued to purchase land. The note bears interest at the bank's prime rate (8.25% at February 28, 1997), with the outstanding balance due October 1, 1997.

    Additionally, the Company's U.S. subsidiary maintains a line of credit with a bank for the issuance of letters of credit. The facility is limited to $5 million (United States currency) and bears interest at the bank's prime rate or at alternate rates based on Eurodollar investment rates for specific time periods. The credit facility expires on July 31, 1997. The Company's U.S. subsidiary had $4,000,000 outstanding at February 28, 1997 under this credit facility and $1,000,000 was used to finance letters of credit which were paid by the Company's U.S. subsidiary subsequent to February 28, 1997.

    To allow the issuance of letters of credit, one of the Company's non-U.S.
         subsidiaries maintains a line of credit with a bank. The facility is limited to $4 million (United States currency) and bears interest at the bank's U.S. dollar base rate, with all outstanding balances due July 31, 1997. At February 28, 1997, no loans were outstanding under this agreement and $1,756,000 was used to finance letters of credit which were paid by the Company subsequent to February 28, 1997.

(4) LONG-TERM DEBT

    On January 5, 1996 the Company's U.S. subsidiary issued guaranteed Senior
         Notes at face value of $40,000,000. Interest is paid quarterly at a rate of 7.01%. The Senior Notes are unconditionally guaranteed by the Company and are due January 5, 2008. Principal payments begin in fiscal 2005. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 1997 is approximately $38,600,000.

    On December 31, 1996 the Company's U.S. subsidiary executed a $40,000,000
         Guaranteed Senior Note Facility ("Facility"). The Facility allows the Company's U.S. subsidiary to draw up to $40,000,000 over a period of two years. As borrowing under the facility are made, they become fixed rate long-term notes. As of February 28, 1997 no notes were issued with respect to the Facility.

    Other long-term debt consists of a note for $450,000. Interest payments are made monthly based on the prime rate for corporate loans at major U.S. money center commercial banks (8.4% at February 28, 1997). The note is payable in full on January 25, 2001.





                                       25                          (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5) INCOME TAXES

                                                           Years Ended
                                                       Last Day of February
                                           --------------------------------------------
                                               1997            1996            1995
                                           ------------    ------------    ------------
                                                       (dollars in thousands)
The components of earnings
     before income tax expense are
     as follows:
         U.S.                              $      5,983           4,704           4,601
         Non-U.S.                                16,156          12,143           9,894
                                           ------------    ------------    ------------
                                           $     22,139          16,847          14,495
                                           ============    ============    ============

The components of income tax expense
     (benefit) are as follows:
     Current:
         U.S.                              $      4,901           3,938           3,232
         Non-U.S.                                   533             279              88
     Deferred                                      (453)           (427)            (41)
                                           ------------    ------------    ------------
                                           $      4,981           3,790           3,279
                                           ============    ============    ============

    Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

                                                             Years Ended
                                                        Last Day of February
                                             --------------------------------------------
                                                 1997            1996             1995
                                             ------------    ------------    ------------
                                                         (dollars in thousands)
Computed "expected" tax expense at the
  U.S. statutory rate of 35%                 $      7,749           5,896           5,073
  Increase (decrease) in income
      taxes resulting from:
          Income from non-U.S. operations
               subject to varying income tax
               levies                              (2,768)         (2,106)         (1,794)
                                             ------------    ------------    ------------
Actual tax expenses                          $      4,981           3,790           3,279
                                             ============    ============    ============



                                       26                           (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES, CONTINUED

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1997, February 29, 1996 and February 28, 1995 were:

                                                        1997          1996
                                                     ----------    ----------
                                                       (dollars in thousands)
Deferred tax assets:
    Inventories, principally due to additional
        costs inventoried for tax purposes
        pursuant to the U.S. Tax Reform
        Act of 1986                                  $      507           379
    Accrued expenses                                        601           400
    Accounts receivable, property and
        equipment, and other                                249           512
                                                     ----------    ----------

Total gross deferred tax assets                           1,357         1,291
                                                     ----------    ----------

Deferred tax liabilities:
    Depreciation and amortization                           (81)         (461)
    Accrued expenses                                       --              (7)
                                                     ----------    ----------

Total gross deferred tax liabilities                        (81)         (468)
                                                     ----------    ----------
    Net deferred tax asset                           $    1,276           823
                                                     ==========    ==========

   The Company's U.S. Federal income tax returns for the fiscal years 1994, 1995 and 1996 are being examined by the Internal Revenue Service (the
     IRS). No adjustments have been proposed by the IRS. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the estimated impact of the examination.

  The Inland Revenue Department (IRD) in Hong Kong has made assertions concerning its ability to tax certain profits of two of the Company's foreign subsidiaries for the years 1990 through 1994. The Company disagrees with the IRD's assertions and plans to vigorously defend the position of the two foreign subsidiaries. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for any potential impact of the IRD's claims.





                                       27                        (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5) INCOME TAXES, CONTINUED

    The Company plans to permanently invest all of the undistributed earnings of the non U.S. subsidiaries of the U.S. Corporation in non U.S. locations. In accordance with generally accepted accounting principles in the U.S., no provision has been made for U.S. federal income taxes on a portion of these undistributed earnings. At February 28, 1997, the undistributed earnings for which the Company has not provided deferred U.S. federal income taxes approximated $33,332,000.

    During fiscal years 1997, 1996 and 1995, certain stock options were exercised which resulted in a tax deduction for U.S. Federal income tax purposes but which did not affect tax expense for financial reporting purposes. The tax effect of these transactions for fiscal years 1997, 1996 and 1995 has been an increase to paid-in capital of $362,000, $433,000 and $1,780,000, respectively.

(6) STOCK OPTIONS

    Pursuant to a stock option and restricted stock plan adopted in fiscal
         1994, the Company has reserved 4,000,000 shares of its common stock for issuance to officers and key employees. The plan contains provisions for incentive stock options, non-qualified stock options and restricted stock options.

    Incentive stock options can be granted at an exercise price which is not less than fair market value of the common stock on the date of grant. The vesting schedule under the plan adopted in 1994 is determined individually for each option grant. A total of 156,662 incentive stock options with a weighted average exercise price of 7.77 was exercisable at February 28, 1997. At February 28, 1997, there were incentive stock options issued to purchase 502,059 shares of common stock at prices ranging from $3.38 to $21.88 per share. 441,559 of the 502,059 options outstanding at February 28, 1997, have exercise prices between $3.38 and $10.50, with a weighted average exercise price of $8.41 and a weighted average remaining contractual life of
         6.59 years. 156,662 of these options are exercisable. The remaining 60,500 options have exercise prices between $11.25 and $21.88, with a weighted-average exercise price of $16.98 and a weighted average remaining contractual life of 6.86 years. None of these options is exercisable.

    The Company has granted non-qualified stock options to nine persons to purchase an aggregate of 1,482,236 shares of common stock at prices ranging from $3.77 to $24.19 per share. The exercise price cannot be less than the fair market value of the common stock on the date of grant. The vesting schedules, under the plan adopted in 1994, were determined separately for each option grant. A total of 812,658 non-qualified stock options with a weighted average exercise price of $5.81 was exercisable at February 28, 1997. 1,467,236 of the 1,482,236 options outstanding at February 28, 1997 have exercise prices between $3.77 and $9.59, with a weighted average exercise price of $7.21 and a weighted-average remaining contractual life of 5.67 years. 812,658 of these options are exercisable. The remaining 15,000 options have exercise prices of $13.50 and $24.19, with a weighted-average exercise price of $17.06 and a weighted average remaining contractual life of 8.5 years. None of these options is exercisable.





                                       28                          (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6) STOCK OPTIONS, CONTINUED

    During the fiscal year end February 29, 1996 the Company's shareholders approved the Helen of Troy Limited 1995 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Directors Plan automatically issues 2,000 stock options to eligible directors on September 1 of each year. The options are exercisable one year after issuance. The exercise price of each option is the mean between the high and low prices of the Company's common stock in the market on September 1. A total of 8,000 options with exercise prices of $10.25 was exercisable at February 28,1997. Under the Directors Plan, 18,000 stock options are outstanding at February 28, 1997 allowing eligible directors to purchase the Company's stock at prices of $10.25 and $14.13. These stock options have a weighted average remaining contractual life of 9.05 years.

    The Company accounts for its plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                      1997                     1996
                                                                      ----                     ----
         Net Income:                    As reported               $17,158,000                13,057,000
                                          Pro Forma                16,204,000                12,157,000
         Primary EPS:                   As Reported               $      1.24                       .98
                                          Pro Forma                      1.17                       .91

The following summarizes activity relating to  stock options:

                                                          1997                      1996                       1995
                                                          ----                      ----                       ----
                                                               Weighted                   Weighted                   Weighted
                                                                Average                    Average                    Average
                                                   Shares      Exercise       Shares      Exercise       Shares      Exercise
                                                    (000)         Price        (000)         Price        (000)         Price
                                               ----------    ----------   ----------    ----------   ----------    ----------
Options outstanding, beginning of year              2,107    $     7.39        1,172          5.13        2,759          5.12
    Options granted                                    85         16.66        1,169          9.05          127          8.46
    Options exercised                                (178)         6.08         (115)         4.53         (617)         5.05
    Options forfeited                                 (12)        10.25         (119)         4.28       (1,097)         5.55
                                               ----------                 ----------                 ----------
Options outstanding, end  of year                   2,002          7.89        2,107          7.39        1,172          5.13
Options exercisable at year-end                       977          6.16          714          5.30          862          5.12
Weighted-average fair value of options
    granted during the year                                        4.83                       3.55


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk free interest rate of 6.5 % for options granted under the 1994 stock option and restricted stock plan, and under the Directors Plan; a zero expected dividend yield; expected lives of 10, 5, 4, and 3 years depending on the term of the option granted; expected volatility of 20%.





                                       29                          (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) COMMITMENTS AND CONTINGENCIES

    The Company has employment contracts with certain of its officers and key employees. These agreements provide for minimum salary levels, adjusted in some cases for cost of living changes, and potential incentive bonuses. One agreement automatically renews itself each month for a five year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, an election may be made by the officer to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from December 31, 1997 to February 28, 2002. The aggregate commitment for future salaries, at February 28, 1997, excluding incentive compensation, was approximately $4,616,000.

    During fiscal years 1990 and 1989, the Company entered into barter agreements to exchange certain inventory items for advertising credits. As of February 28, 1997, the Company disposed of unused advertising credits. The fiscal year 1997 non cash charge of $3,198,000 is included with the Company's selling, general and administrative expenses.

    There are claims and legal proceedings pending against the Company which arise in the normal course of the Company's operations. In the opinion of management, the outcome of these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company and its subsidiaries.





                                        30                          (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                                         Three Months ended the Last Day of
                       ---------------------------------------------------------------
                           May        August      November     February       Total
                       ----------   ----------   ----------   ----------   -----------
         1997:

Net sales              $   43,836   $   50,491   $   74,477   $   44,231   $  213,035

Gross profit               16,340       18,686       28,334       16,814       80,174

Net earnings                2,402        4,095        7,805        2,856       17,158

Earnings per share            .18          .30          .56          .20         1.24


     1996:

Net sales                  33,544       42,682       55,353       35,474      167,053

Gross profit               12,496       17,225       20,964       14,027       64,712

Net earnings                1,674        3,357        5,974        2,052       13,057

Earnings per share            .13          .25          .45          .16          .98


    The business of the Company is seasonal, with approximately sixty percent of annual sales volume normally occurring in the second and third fiscal quarters.

(9) SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one industry segment - health, beauty and personal care appliances and accessories. Products are procured through the Company's non-U.S. contract manufacturing subsidiary located in Barbados, West Indies. Unaffiliated factories are used on an order-by-order basis. Approximately 91% of total assets are located in the United States of America at February 28, 1997 and February 29, 1996. The percentages of third party sales made in the United States for fiscal years ended in 1997, 1996 and 1995 were 96%, 98% and 98%, respectively.

    Approximately 27% of the Company's net sales in the year ended February 28, 1997 were made to one customer and its affiliate. Approximately 29%, 10% and 10% of the Company's net sales in the year ended February 29, 1996 were made to three customers, and 22% and 11% of the Company's net sales in the year ended February 28,1995 were made to two customers.





                                       31                         (Continued)

                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)     ASSET ACQUISITION

         On October 4, 1996 the Company acquired the assets of two personal care lines of Dazey Corporation, of Kansas City, Missouri. Included in the purchase are certain inventories, designs, equipment, tooling, license rights and trademarks for existing products bearing the Dazey, Lady Dazey, Lady Carel and Dr. Scholl's trade names. The purchase method of accounting was used to record the acquisition. Costs in excess of the fair value of assets acquired, which consist of the majority of the purchase price, are included in other assets and are being amortized over fifteen years.

                                                                     Schedule II




                             HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

     Years Ended February 28, 1997, February 29, 1996 and February 28, 1995
                                 (in thousands)



                                     Balance at   Charged to               Write-off of  Balance at
                                     beginning    costs and                uncollectible   end of
         Description                  of year      expenses    Recoveries     accounts      year
         -----------                 ----------   ----------   ----------   ------------ ----------
Year ended February  28, 1997:
    Allowance for doubtful
         accounts                    $      390   $      349   $        2   $      341   $      400

Year ended February 29, 1996:
    Allowance for doubtful
         accounts                           363          289            1          263          390

Year ended February 28, 1995:
    Allowance for doubtful
         accounts                           278          335           33          283          363

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below sets forth certain information regarding the directors and executive officers of the Company as of April 30, 1997.

                                                   Director
              Name                Age              Position With the Company                    Since
--------------------------------  ---              -------------------------                  ----------
Gerald J. Rubin                   53               Chairman, Chief Executive Officer            1993
                                                   President and Director

Aaron M. Shenkman                 56               Deputy Chairman and Director                 1993

Daniel C. Montano                 48               Director                                     1993

Byron H. Rubin                    47               Director                                     1993

Stanlee N. Rubin                  52               Director                                     1993

Gary B. Abromovitz                54               Director                                     1993

Christopher L. Carameros          43               Director                                     1993

Sam L. Henry                      47               Senior Vice President, Finance,
                                                   Chief Financial Officer, and Secretary

         Directors and executive officers each serve for a one year term or until their successors are elected and qualified to serve. Gerald J. Rubin and Byron H. Rubin are brothers.

         Set forth below are descriptions of the principal occupations during at least the past five years of the directors and executive officers of the Company.

         Gerald J. Rubin, founder of Helen of Troy Corporation, has been the Chairman and Chief Executive Officer of the Company since December 1993 and of Helen of Troy Corporation since 1984. Mr. Rubin has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1969.

         Aaron M. Shenkman, has been the Deputy Chairman, President and Chief Operating Officer of the Company since December 1993 and President and Chief Operating Officer of Helen of Troy Corporation since 1984. Mr. Shenkman has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1975. Effective March 1, 1997 Mr. Shenkman retired as President and Chief Operating Officer. Mr. Shenkman is a Director of Craftmade International, Inc. a public corporation.

             Daniel C. Montano, has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1980. He has been the managing Director of CK Capital since January 1997. From January of 1995 to December 1996, he was Director of Investment Banking at Brook Street Securities. Mr. Montano was President and a Director of Montano Securities Corporation from 1979 to January 1995. He is subject to a cease-and-desist order pursuant to Section 8A of the Securities Act ordering him to permanently cease and desist from committing or causing any violation, and from committing or causing any future violation, of Sections 5(b) (1) and 17(a) (2) and (3) of the Securities Act.

             Byron H. Rubin, has been a director of the Company since December 1993 and of Helen of Troy Corporation since 1981. He has been a partner in the firm Daniels & Rubin, (formerly known as Integrated Financial of Texas), an insurance and tax planning firm in Dallas, Texas since 1979.

             Stanlee N. Rubin, is the wife of Gerald J. Rubin, Chairman of the Board of Directors. She has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1990. Mrs. Rubin is active in civic and charitable organizations. She is a member of the University of Texas at El Paso Board of Development. She is presently on the Board of Directors of the Alumni Association of the University of Texas at El Paso, The National Conference of Christians and Jews and the El Paso Symphony Guild.

             Gary B. Abromovitz, has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1990. He has been a partner in the law offices of Bonn/Abromovitz Law Firm in Phoenix, Arizona since 1990. From 1985 to 1989, he was Of Counsel to the law firm Bonn & Anderson in Phoenix, Arizona.

             Christopher L. Carameros, has been a Director of the company since December 1993 and of Helen of Troy Corporation since June 1993. He currently is an officer, director and minority shareholder of Cactus Apparel Inc., an apparel manufacturing company. He also serves as a Director of Farah Incorporated.

             Sam L. Henry, has been the Senior Vice-President, Finance, Chief Financial Officer and Secretary of the Company since December 1993 and of Helen of Troy Corporation since 1986.

             Except as indicated above, none of the directors of the Company is a director of any other publicly held company.

ITEM 11.     EXECUTIVE COMPENSATION

             The following table sets forth the summary of compensation paid to the Company's Chief Executive Officer and its other Executive Officers during fiscal years 1995 through 1997.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM          ALL OTHER
                                      ANNUAL COMPENSATION                 COMPENSATION      COMPENSATION($)
                       ------------------------------------------------   ------------    -----------------
                                                          OTHER
NAME AND                                                  ANNUAL
PRINCIPAL                                               COMPENSATION       OPTIONS/
POSITION               YEAR   SALARY ($)    BONUS ($)   $                  SARS (#)
----------------       ----   ----------    ---------   ---------------    --------
Gerald J. Rubin        1997     $623,158     $551,705       -0-               -0-          $15,821  (1)(2)(4)
Chairman and Chief     1996      600,000      262,000       -0-            600,000          15,363  (1)(2)(4)
Executive Officer      1995      571,403      -0-        2,389,238 (3)        -0-            5,748  (2)

Aaron M. Shenkman      1997      588,883      354,398       -0-               -0-           14,097  (1)(2)
President and Chief    1996      540,071      150,000    1,105,640 (3)     300,000           4,481  (1)(2)
Operating Officer      1995      514,353      -0-        2,607,109 (3)        -0-            3,234  (2)

Sam L. Henry           1997      205,367       40,343      603,671(3)         -0-            4,517  (1)(2)
Senior Vice-President  1996      188,343       24,485       -0-             40,000           3,761  (1)(2)
Finance                1995      179,375       17,900       65,813 (3)      10,000           2,558  (1)(2)

(1) These amounts represent the Company's contributions to Helen of Troy Corporation's 401(k) Profit Sharing Plan.

(2) Amounts representing premiums for life insurance or the economic benefit of split dollar policies paid by the Company for life insurance arrangements on behalf of the Executive Officer.

(3) The amounts represent the income attributable to the individuals for the exercise of stock options. The Company did not make cash payments, but instead issued shares of stock to the respective executive officers.

(4) Amounts represent the annual lease value of a vehicle provided by the Company.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                     VALUE OF
                                                    NUMBER OF                       UNEXERCISED
                SHARES                             UNEXERCISED                     IN THE-MONEY
               ACQUIRED                           OPTIONS/SARS AT                 OPTIONS/SARS AT
                  ON          VALUE              FISCAL YEAR END (#)           FISCAL YEAR END ($) (1)
               EXERCISE      REALIZED       ----------------------------    ----------------------------
  NAME           (#)           ($)          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------   --------      --------       -----------    -------------    -----------    -------------
G. Rubin          -             -               650,000         400,000     $12,590,640       $6,300,000
A. Shenkman       -             -               100,000         200,000       1,575,000        3,150,000
S. Henry         41,250      603,671             36,500          52,500         635,653          847,860

(1) Based on the closing price of the NASDAQ National Market System - Composite Transactions of the Company's Common Stock on that date ($24.75).

CONTRACTS

    The Company has entered into contracts with each of its directors and officers to indemnify them against certain fees and expenses incurred in legal proceedings to which the officer or director is made a party by reason of serving as an officer or director of the Company, so long as the party to be indemnified acted in good faith or in a manner reasonably believed to be in or not opposed to the best interests of the Company.

    The Company has employment contracts with Messrs. Gerald J. Rubin and Aaron
M. Shenkman. The contract for Mr. Rubin was effective March 1, 1995, provided for a base salary of $600,000 and a bonus equal to 5% of adjusted earnings from continuing operations less Mr. Rubin's base salary. Mr. Shenkman's contract is effective March 1, 1997, provides for a base salary of $150,000 and a bonus equal to 1.5% of adjusted earnings from continuing operations less Mr. Shenkman's base salary.

    In the event of the death of Messrs. Rubin or Shenkman, all unpaid benefits under these agreements are payable to their estates.

    Gerald J. Rubin's contract renews itself monthly for a new five year term. Gerald J. Rubin's and Aaron M. Shenkman's contracts grant them the right to elect a cash payment of the remainder of their contracts in the event of a merger, consolidation or transfer of all or substantially all of the Company's assets to any unaffiliated company or other person.

    The Company has purchased, pursuant to the terms of their employment contracts, life insurance in the amount of $5.0 million on the life of Gerald
J. Rubin and in the amount of $2.5 million on the life of Aaron M. Shenkman, payable in the event of death to their respective designees. The Company has also purchased three "second to die" life insurance contracts in the cumulative amount of $29.0 million on the lives of Gerald J. Rubin and Stanlee N. Rubin, payable to their respective designee. All of the above policies referred to in this paragraph are Split Dollar policies, which provide for the return of premiums advanced by the Company to be reimbursed to the Company upon death of the insured(s).

DIRECTOR COMPENSATION

    Each director who is not an employee or officer of the Company received a fee of $3,000 for each meeting of the Board of Directors attended, together with travel and lodging expenses incurred in connection therewith. Additional payments of $1,500 were made quarterly to each such director. As approved by the Company's shareholders in 1996, each non-employee director receives 2,000 stock options on September 1st of each year. The stock options have an exercise price equal to the medium between the high and low market prices on the day the stock options are issued. The stock options vest after one year.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 30, 1997, the beneficial ownership of common stock of the directors, all officers and directors of the Company as a group, and each person known to the Company to be the beneficial owner of more than 5% of its outstanding common stock:

         NAME                             NUMBER OF SHARES      PERCENT
Gerald J. Rubin (1)(2)(3)(4)                  2,294,058           15.9%
    6827 Market Avenue
    El Paso, Texas  79915

Byron H. Rubin                                     --             --

Aaron M. Shenkman (3)                           311,920            2.2%

Daniel C. Montano                                  --             --

Gary B. Abromovitz                                4,250           --

Stanlee N. Rubin (4)                               --             --

Christopher L. Carameros                           --             --

All directors and officers as a group
    (15 persons) (3)                          2,910,309           20.2%

Fidelity Management and Research
    Company (5)                               1,361,100            9.5%
    82 Devonshire Street
    Boston, Massachusetts 02109

Neumeier Investment Counsel (6)               1,242,700            8.6%
    26435 Carmel Rancho Blvd
    Carmel, California 93923

Brinson Partners (7)                            937,700            6.5%
    209 South LaSalle
    Chicago, Illinois 60604

Neuberger & Berman (8)                          872,600            6.1%
    605 Third Avenue
    New York, NY 10158

A I M Management Group Inc. (9)                 750,000            5.2%
    11 Greenway Plaza, Suite 1919
    Houston, Texas 77046

David L. Babson & Company, Inc. (10)            733,800            5.1%
    One Memorial Drive
    Cambridge, Massachusetts 02142

(1) Does not include 72,000 shares in a trust for the children of Gerald J. Rubin and Stanlee N. Rubin in which they disclaim any beneficial ownership.

(2) Includes 138,490 shares in the case of Mr. Gerald J. Rubin held beneficially through a partnership in which Gerald J. Rubin is a partner.

(3) Includes 850,000 shares in the case of Gerald J. Rubin, 177,780 shares in the case of Aaron M. Shenkman, and 1,254,111 shares in the case of all directors and officers which are issuable pursuant to options which are exercisable within sixty days of April 30, 1997.

(4) Includes 1,305,568 shares and all stock options granted which are subject to a one-half undivided community property interest with Stanlee N. Rubin.

(5) As extracted from Form 13G filed as of February 14, 1997, by Fidelity Management and Research Company, this represents sole investment power for 1,361,100 shares and sole voting power for no shares.

(6) As extracted from Form 13G filed January 30, 1997 by Neumeier Investment Counsel, this represents sole investment power for 1,242,700 shares and sole voting power for 571,700 shares.

(7) As extracted from Form 13G filed as of February 12, 1997, by Brinson Partners, Inc., this represents shared investment power for 937,700 shares and sole voting power for no shares.

(8) As extracted from Form 13G filed as of February 10, 1997, by Neuberger & Berman L.P., this represents shared investment power for 872,600 shares and sole voting power for 142,300 shares.

(9) As extracted from Form 13G filed as of February 12, 1997, by A I M Management Group Inc., this represents shared investment power for 750,000 shares and sole voting power for no shares.

(10) As extracted from Form 13G filed as of February 7, 1997 by David L. Babson & Company, Inc., this represents sole investment power for 733,800 shares and sole voting power for 591,700.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of the report:

                 1.       Financial Statements

                          Independent Auditors' Report
                          Consolidated Balance Sheets
                          Consolidated Statements of Income
                          Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                          Notes to Consolidated Financial Statements

                 2.       Schedules:  Schedule II - Valuation and Qualifying
                          Accounts

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended February 28, 1997.

         (c)     Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K).

                 3(a)     -       See Exhibit Index

         The registrant will send its annual report to security holders and proxy solicitation material subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HELEN OF TROY LIMITED


                                       By: s/Gerald J. Rubin
                                           ------------------------------------
                                           Gerald J. Rubin, Chairman,
                                           Chief Executive Officer and Director


Dated May 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                       Title                           Date
---------------------------------------------      ---------------------------------------   -------------
                                                    Chairman, Chief Executive Officer
                                                    and Director
            s/Gerald J. Rubin                       (Principal Executive Officer)             May 27, 1997
---------------------------------------------
             (Gerald J. Rubin)


            s/Aaron M. Shenkman                     Deputy Chairman and Director              May 27, 1997
---------------------------------------------
             (Aaron M. Shenkman)


                                                    Senior Vice President, Finance
                                                    Secretary and Chief Financial Officer
                                                    (Principal Financial and Accounting
         s/Sam L. Henry                             Officer)                                  May 27, 1997
---------------------------------------------
         (Sam L. Henry)


        s/Stanlee N. Rubin                          Director                                  May 27, 1997
---------------------------------------------
         (Stanlee N. Rubin)


      s/Christopher L. Carameros                    Director                                  May 27,1997
---------------------------------------------
       (Christopher L. Carameros)

              s/Byron H. Rubin                        Director                                  May 27, 1997
---------------------------------------------
               (Byron H. Rubin)


              s/Daniel C. Montano                     Director                                  May 27, 1997
---------------------------------------------
               (Daniel C. Montano)


             s/Gary B. Abromovits                     Director                                  May 27, 1997
---------------------------------------------
              (Gary B. Abromovitz)

                             HELEN OF TROY LIMITED

                             EXHIBITS TO FORM 10-K

                  For the Fiscal Year Ended February 28, 1997

                         COMMISSION FILE NUMBER 0-23312

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
 3.1     -       Memorandum of Association.  Exhibit 3.1 to the Registrant's  Registration Statement on Form S-4, File
                 No. 33-73594 filed with the Securities and Exchange Commission on December 30, 1993, is hereby incorporated herein by reference.

 3.2     -       Bye-Laws.  Exhibit 3.2 to the Registrant's  Registration Statement on Form S-4, File No. 33-73594 filed with the Securities and Exchange Commission on December 30, 1993, is hereby incorporated herein by reference.

10.1     -       Vidal Sassoon, Inc. Amended License Agreement of December 22, 1982.  Exhibit 10.1 to the Helen of Troy
                 Corporation's Registration Statement on Form S-2, File No. 2-82520 filed with the Securities and
                 Exchange Commission on March 18, 1983, is hereby incorporated herein by reference.  The request for confidential treatment of certain portions of this agreement has been granted by the Commission.

10.2     -       Letter Agreements Amending Sassoon License Agreement.  Exhibit 10.2 to the Helen of Troy Corporation's
                 Registration Statement on Form S-2, File No. 33-13253 filed with the Securities and Exchange Commission on April 8, 1987, is hereby incorporated herein by reference.

10.3     -       Form of Directors' and Executive Officers' Indemnity Agreement dated February 11, 1994 executed by each of Gerald J. Rubin, Aaron M. Shenkman, Sam L. Henry, Robert D. Spear, Stanlee N. Rubin, Gary B.
                 Abromovitz, Byron H. Rubin, Daniel C. Montano, and Christopher L. Carameros.  Exhibit 10.2 to the
                 Registrant's Registration Statement on Form 8-K, filed with the Securities and Exchange Commission on
                 February 25, 1994, is hereby incorporated herein by reference.

10.4     -       1994 Stock Option and Restricted Stock Plan, as previously filed with the Registrant's  Registration
                 Statement on Form S-4, File No. 33-73594, as Exhibit 10.1 filed with the Securities and Exchange
                 Commission on December 30, 1993, is hereby incorporated herein by reference.

10.5     -       401(k) Profit Sharing Plan, dated April 12,  1988, as previously filed with Form 10-K of Helen of Troy
                 Corporation for the period ending February 29, 1988, is hereby incorporated herein by reference.

10.6     -       Flexible Spending Arrangement Plan, dated May 1, 1988, as previously filed with Form 10-K of Helen of
                 Troy Corporation for the period ending February 29, 1988, is hereby incorporated herein by reference.

10.7     -       Vidal Sassoon, Inc., European License  Agreement, dated January 1, 1990, filed with the Securities and
                 Exchange Commission on February 28, 1990, as previously filed with Form 10-K of Helen of Troy
                 Corporation for the period ending February 28, 1990, is hereby incorporated herein by reference.  The request for confidential treatment of certain portions of this agreement has been granted by the
                 Commission.

EXHIBIT
NUMBER                            DESCRIPTION
------                            ------------
10.8     -       Form of Employment Agreements, dated March 1, 1995, executed by each of Gerald J. Rubin and Aaron M.
                 Shenkman, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February
                 29, 1996, is hereby incorporated herein by reference.

10.9     -       401(k)  Profit Sharing  Plan Adoption Agreement, dated December 24, 1991, with a retroactive effective date of January 1, 1988, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1992, is hereby incorporated herein by reference.

10.10    -       401(k)  Profit Sharing  Plan Adoption Agreement,  dated December 24, 1991, with an effective date of
                 January 1, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending
                 February 29, 1992, is hereby incorporated herein by reference.

10.11    -       Flexible Benefits Plan, Section 125, dated June 1, 1991, as previously filed with Form 10-K of Helen of
                 Troy Corporation for the period ending February 29, 1992, is hereby incorporated herein by reference.

10.12    -       Deleted.

10.13    -       First Amendment to Revlon  Consumer Products Corporation ("RCPC") North America Appliance License
                 Agreement, dated September 30, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.14    -       First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.15    -       First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.16    -       First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.17    -       Form of Non-Statutory Stock Option Agreement, dated February 28, 1994, executed by each of Gerald J.
                 Rubin, Aaron M. Shenkman and Don Hall, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
------                            ------------
10.18    -       Form of Incentive Stock Option Agreement, dated February 28, 1994, executed by each of Gerald J. Rubin,
                 Aaron M. Shenkman, Arthur A. August, Randolph Maxwell, Wayne Dickson, Sam L. Henry, William D.
                 McCorvey, Martha Murphy and Robert D. Spear, as previously filed with Form 10-K of Helen of Troy
                 Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.19    -       Form of Employment  Agreement, dated March 1, 1995, as executed by each of Sam L. Henry, Martha Murphy and Wayne Dickson, as previously filed with Form 10-K of Helen of Troy Limited for the period ending
                 February 29, 1996, is hereby incorporated herein by reference.

10.20    -       Form of Employment  Agreement, dated January 3, 1994, executed by William D. McCorvey, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.21    -       Supply Agreement between Helen of Troy Corporation and Helen of Troy Limited, a Barbados corporation, dated February 28, 1994, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.22    -       License Agreement between Helen of Troy Corporation and Helen of Troy Limited, a Barbados corporation, dated February 28, 1994, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.23    -       Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement, $40,000,000 7.01% Guaranteed
                 Senior Notes and $40,000,000 Guaranteed Senior Note Facility, as previously filed with Form 10-Q of
                 Helen of Troy Limited for the period ending November 30, 1996, is hereby incorporated herein by reference.

11       -       Earnings per Share Computation, filed herewith.

21       -       Subsidiaries of the Registrant, filed herewith.

23       -       Independent Auditors' Consent, filed herewith.

27       -       Financial Data Schedule, filed herewith.