Form 10-Q
period 1997-05-31
HELEN OF TROY LTD
filed 1997-07-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 1997


                                       OR


 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............ to ..............


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]

     As of July 3, 1997 there were 13,291,666 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
                          Sheets as of May 31, 1997 and
                          February 28, 1997 . . . . . . . . . . . . . .  3

                 Consolidated Condensed Statements
                          of Income for the Three Months
                          Ended May 31, 1997 and May 31, 1996 . . . . .  5

                 Consolidated Condensed Statements
                          of Cash Flows for the Three Months
                          Ended May 31, 1997 and May 31, 1996 . . . . .  6

                 Notes to Consolidated Condensed
                          Financial Statements  . . . . . . . . . . . .  8

         Item 2  Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . . . .  9

PART II. OTHER INFORMATION

         Item 5  Other information  . . . . . . . . . . . . . . . . . . 10

         Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . 10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I.  FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                         May 31,   February 28,
                                                          1997         1997
                                                       ----------   ----------
                                                      (unaudited)
Assets

Current assets:
         Cash and cash equivalents                     $   25,565   $   25,798
         Receivables - principally trade,
                 less allowance for doubtful
                 receivables of $595 at May 31, 1997
                 and $400 at February 28, 1997             42,496       36,951
         Inventories                                       64,511       68,267
         Prepaid expenses                                   2,454          939
         Deferred income tax benefits                       1,161        1,276
                                                       ----------   ----------

                 Total current assets                     136,187      133,231


Property and equipment
         net of accumulated depreciation of
         $4,283 at May 31, 1997 and
         $3,983 at February 28, 1997                       26,082       25,780


License agreements, at cost, less accumulated
         amortization of $7,306 at May 31, 1997
         and $7,117 at February 28, 1997                    9,746        9,935


Note receivable                                               405          522

Other assets, net of amortization                          12,602       12,758
                                                       ----------   ----------

                 Total assets                          $  185,022   $  182,226
                                                       ==========   ==========


                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)


                                                                 May 31,    February 28,
                                                                  1997         1997
                                                               ----------   ----------
                                                               (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable                                         $     --     $    4,001
         Accounts payable, principally trade                        2,103        2,645
         Accrued expenses:
                 Advertising and promotional                        5,564        2,580
                 Other                                              6,450        6,934
         Income taxes payable                                       5,915        5,134
                                                               ----------   ----------
                 Total current liabilities                         20,032       21,294

         Long-term debt                                            40,450       40,450
                                                               ----------   ----------

                 Total liabilities                                 60,482       61,744

Stockholders' equity:
         Cumulative preferred stock, non-voting,
                 $1.00 par value.  authorized 2,000,000
                 shares; none issued                                 --           --
         Common stock, $.10 par value
                 authorized 25,000,000 shares;
                 issued and outstanding 13,207,632 shares at
                 May 31, 1997 and 13,143,437 shares at
                 February 28, 1997                                  1,321        1,314
         Additional paid-in capital                                27,142       26,643
         Retained earnings                                         96,077       92,525
                                                               ----------   ----------
                 Total stockholders' equity                       124,540      120,482
                                                               ----------   ----------

Commitments and contingencies (Note 2)                               --           --

         Total liabilities and stockholders' equity            $  185,022   $  182,226
                                                               ==========   ==========


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)

                                                        Three Months Ended
                                                             May 31,
                                                       1997            1996
                                                   ------------    ------------
Net sales                                          $     52,448    $     43,836
Cost of sales                                            32,637          27,496
                                                   ------------    ------------

         Gross profit                                    19,811          16,340

Selling, general and administrative expenses             14,944          13,119
                                                   ------------    ------------

         Operating income                                 4,867           3,221

Other income (expense):
         Interest expense                                  (711)           (755)
         Other income, net                                  427             633
                                                   ------------    ------------

         Total other income (expense)                      (284)           (122)
                                                   ------------    ------------

         Earnings before income taxes                     4,583           3,099

Income tax expense (benefit):
         Current                                            916             866
         Deferred                                           115            (169)
                                                   ------------    ------------

         Net earnings                              $      3,552    $      2,402
                                                   ============    ============

Net earnings per common and common equivalent
share:  (Notes 3 and 5)                            $        .25    $        .18

Weighted average number of common and common
         equivalent shares used in computing net
         earnings per share                          14,208,758      13,619,014



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)



                                                                 Three Months Ended
                                                                        May 31,
                                                                  1997        1996
                                                                --------    --------
 Cash flows from operating activities:
         Net earnings                                           $  3,552    $  2,402
         Adjustments to reconcile net income
                 to net cash used by operating activities:
                 Depreciation and amortization                       872         592
                 Provision for doubtful receivables                  195         354
                 Provision for deferred tax benefit                  115        (169)
                 Changes in operating assets and liabilities:
                          Accounts receivable                     (5,740)     (5,847)
                          Inventory                                3,756      (2,842)
                          Prepaid expenses                        (1,515)       (660)
                          Accounts payable                          (542)      2,719
                          Accrued expenses                         2,500       2,222
                          Income taxes payable                       781         759
                                                                --------    --------

                          Net cash provided (used) by
                          operating activities                     3,974        (470)

Cash flows from investing activities:
         Capital and license expenditures                           (652)     (4,348)
         Other assets                                               (177)       (144)
         Collection on note receivable                               117         156
                                                                --------    --------

                 Net cash used by investing activities              (712)     (4,336)





                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                      Three Months Ended
                                                            May 31,
                                                       1997        1996
                                                     --------    --------
Cash flows from financing activities:
         Net payments on revolving
                 line of credit                        (4,001)     (2,593)
         Proceeds from exercise of options                506           9
                                                     --------    --------

         Net cash used by financing activities         (3,495)     (2,584)
                                                     --------    --------

         Net decrease in cash and cash equivalents       (233)     (7,390)
                                                     --------    --------


Cash and cash equivalents, beginning of period         25,798      44,195
                                                     --------    --------

Cash and cash equivalents, end of period             $ 25,565    $ 36,805
                                                     ========    ========


Supplemental cash flow disclosures:
         Interest paid                               $    728    $    821
         Income taxes paid, net of refund                --           427


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                                  May 31, 1997


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of May 31, 1997 and February 28, 1997 and the results of its operations for the periods ended May 31, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Primary earnings per common and common equivalent share are computed based upon the weighted average number of common shares plus common share equivalents (dilutive stock options and warrants) outstanding during the period. Fully diluted earnings per share are based on the weighted average number of common shares plus equivalents determined on the basis of maximum potential dilution from stock options and warrants. Earnings per common and common equivalent share, assuming full dilution, is not materially dilutive for any of the periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $8,612,000 during the first quarter of fiscal 1998, a 20% increase in net sales when compared with the first quarter of fiscal 1997. The increase is attributable to increased volume as the Company's market share increased throughout the Divisions that make retail sales and in the Professional Salon Division, and also to the incremental sales resulting from the October 1996 Dazey acquisition.

Gross profit, as a percentage of net sales, increased to 37.8% for the first quarter of fiscal 1998, from 37.3% in the first quarter of fiscal 1997. The increased gross profit margin is attributable to a favorable change in the mix of products sold.

Selling, general and administrative expenses decreased as a percent of net sales to 28.5% in the first quarter of fiscal 1998 from 29.9% in the first quarter of fiscal 1997. The decrease in expenses as a percentage of net sales is due to the fixed nature of certain expenses.

Other income decreased approximately 33% in the first quarter of fiscal 1998 when compared to the same period in the previous year. The decrease in other income was due to the Company having less cash for short term investment purposes during the quarter ended May 31, 1997 when compared with the quarter ended May 31, 1996.

Liquidity and Capital Resources

The Company's working capital was $116,155,000 at May 31, 1997 and the current ratio was 6.8 to 1. Short term debt decreased $4,001,000 from February 28, 1997 to May 31, 1997.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations. Additionally, the Company believes that internal funds and available credit will be adequate to finance a new headquarters office building, which is planned for construction within the next two years.

PART II.  OTHER INFORMATION

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          11 Earnings Per Share Computation

          27 Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HELEN OF TROY LIMITED
                                            ---------------------
                                                (Registrant)



Date        July 14, 1997                      /s/ Gerald J. Rubin
     --------------------------             -----------------------------

                                                   Gerald J. Rubin
                                            Chairman of the Board, Chief
                                            Executive Officer, President and
                                               Chief Operating Officer
                                            (Principal Executive Officer)


Date        July 14, 1997                      /s/ Sam L. Henry
     ---------------------------            --------------------------------
                                                   Sam L. Henry
                                            Senior Vice-President, Finance,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11          Earnings Per Share Computation

  27          Financial Data Schedule