Form 10-Q
period 1997-08-31
HELEN OF TROY LTD
filed 1997-10-14
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1997


                                       OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from..............to.............


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 8, 1997 there were 27,019,792 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1  Consolidated Condensed Balance
                            Sheets as of August 31, 1997 and
                            February 28, 1997..............................   3

                   Consolidated Condensed Statements
                            of Income for the Three and Six
                            Months Ended August 31, 1997 and
                            August 31, 1996................................   5

                   Consolidated Condensed Statements
                            of Cash Flows for the Six Months
                            Ended August 31, 1997 and
                            August 31, 1996................................   6

                   Notes to Consolidated Condensed
                            Financial Statements...........................   8

          Item 2  Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations.....................................   9


PART II.  OTHER INFORMATION

          Item 5 Other Information.........................................  11

          Item 6  Exhibits and Reports on Form 8-K.........................  11

SIGNATURES.................................................................  12

                         PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                           August 31,   February 28,
                                                              1997         1997
                                                           ----------   ----------
                                                           (unaudited)
Assets

Current assets:
         Cash and cash equivalents                         $   40,464   $   25,798
         Receivables - principally trade,
                  less allowance for doubtful
                  receivables of $484 at August 31, 1997
                  and $400 at February 28, 1997                50,007       36,951
         Inventories                                           64,670       68,267
         Prepaid expenses                                       3,189          939
         Deferred income tax benefits                           1,210        1,276
                                                           ----------   ----------
                  Total current assets                        159,540      133,231

Property and equipment
         net of accumulated depreciation of
         $4,599 at August 31, 1997 and
         $3,983 at February 28, 1997                           25,354       25,780

License agreements, at cost, less accumulated
         amortization of $7,560 at August 31, 1997
         and $7,117 at February 28, 1997                        9,492        9,935

Note receivable                                                   288          522

Other assets, net of amortization                              15,516       12,758
                                                           ----------   ----------
                  Total assets                             $  210,190   $  182,226
                                                           ==========   ==========

                                                                    (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)


                                                                                  August 31,   February 28,
                                                                                     1997         1997
                                                                                  ----------   ----------
                                                                                 (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable                                                            $       --   $    4,001
         Accounts payable, principally trade                                             786        2,645
         Accrued expenses:
                  Advertising and promotional                                          6,292        2,580
                  Other                                                                6,816        6,934
         Income taxes payable                                                          7,965        5,134
                                                                                  ----------   ----------
                  Total current liabilities                                           21,859       21,294

         Long-term debt                                                               55,450       40,450
                                                                                  ----------   ----------
                  Total liabilities                                                   77,309       61,744

Stockholders' equity:
         Cumulative preferred stock, non-voting,
                  $1.00 par value.  Authorized 2,000,000
                  shares; none issued                                                     --           --
         Common stock, $.10 par value
                  Authorized 50,000,000 shares; issued and outstanding
                  27,008,692 shares at August 31, 1997 and 26,286,874 shares at
                  February 28, 1997                                                    1,350        1,314
         Additional paid-in-capital                                                   29,557       26,643
         Retained earnings                                                           101,974       92,525
                                                                                  ----------   ----------
                  Total stockholders' equity                                         132,881      120,482
                                                                                  ----------   ----------

Commitments and contingencies (Note 2)                                                    --           --

         Total liabilities and stockholders' equity                               $  210,190   $  182,226
                                                                                  ==========   ==========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)


                                                     Three Months Ended               Six Months Ended
                                                         August 31,                      August 31,
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
Net sales                                       $     60,929    $     50,491    $    113,356    $     94,327
Cost of sales                                         37,666          31,805          70,303          59,301
                                                ------------    ------------    ------------    ------------

         Gross profit                                 23,263          18,686          43,053          35,026

Selling, general and administrative expenses          15,537          13,157          30,460          26,275
                                                ------------    ------------    ------------    ------------

         Operating income                              7,726           5,529          12,593           8,751

Other income (expense):
         Interest expense                               (846)           (710)         (1,558)         (1,466)
         Other income, net                               729             465           1,157           1,098
                                                ------------    ------------    ------------    ------------

         Total other income (expense)                   (117)           (245)           (401)           (368)
                                                ------------    ------------    ------------    ------------

         Earnings before income taxes                  7,609           5,284          12,192           8,383

Income tax expense (benefit):
         Current                                       1,760           1,376           2,676           2,242
         Deferred                                        (48)           (187)             67            (356)
                                                ------------    ------------    ------------    ------------

         Net earnings                           $      5,897    $      4,095    $      9,449    $      6,497
                                                ============    ============    ============    ============

Net earnings per common and common equivalent
share  (Note 3) - Primary                       $        .21    $        .15    $        .33    $        .24

Weighted average number of common and
         common equivalent shares used in
         computing net earnings per share -
         Primary                                  28,728,096      27,602,450      28,572,212      27,419,940


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                     Six Months Ended
                                                                        August 31,
                                                                    1997          1996
                                                                 ----------    ----------
Cash flows from operating activities:
         Net earnings                                            $    9,449    $    6,497
         Adjustments to reconcile net income
                  to net cash used by operating activities:
                  Depreciation and amortization                       1,893         1,202
                  Provision for doubtful receivables                     84           459
                  Provision for deferred taxes, net                      66          (360)
                  Gain on sale of assets                               (282)           --
                  Changes in operating assets and liabilities:
                           Accounts receivable                      (13,140)      (10,543)
                           Inventory                                  3,597       (10,505)
                           Prepaid expenses                          (2,250)         (508)
                           Accounts payable                          (1,859)        3,497
                           Accrued expenses                           3,594         4,815
                           Income taxes payable                       2,831           946
                                                                 ----------    ----------

                           Net cash provided/(used) by
                           operating activities                       3,983        (4,500)

Cash flows from investing activities:
         Capital and license expenditures                            (1,587)       (8,510)
         Proceeds from sale of assets                                 1,678            --
         Other assets                                                (3,591)         (489)
         Collection on note receivable                                  234           234
                                                                 ----------    ----------

                  Net cash used by investing activities              (3,266)       (8,765)







                                                                    (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                Six Months Ended
                                                                   August 31,
                                                               1997          1996
                                                            ----------    ----------
Cash flows from financing activities:
         Net payments on revolving
                  line of credit                                (4,001)       (2,593)
         Proceeds from long-term debt                           15,000            --
         Proceeds from exercise of options                       2,950           378
                                                            ----------    ----------

         Net cash provided/(used) by financing activities       13,949        (2,215)
                                                            ----------    ----------

         Net increase/(decrease) in cash
                  and cash equivalents                          14,666       (15,480)
                                                            ----------    ----------


Cash and cash equivalents, beginning of period                  25,798        44,195
                                                            ----------    ----------

Cash and cash equivalents, end of period                    $   40,464    $   28,715
                                                            ==========    ==========


Supplemental cash flow disclosures:
         Interest paid                                      $    1,448    $    1,530
         Income tax (refund, net of payments)/taxes paid          (213)        1,189


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 31, 1997

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of August 31, 1997 and February 28, 1997 and the results of its operations for the periods ended August 31, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have material adverse affect on the financial position of the Company.

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

         On August 26, 1997, the Company's Directors approved a 2-for-1 stock split which was paid as a 100% stock dividend. The stock dividend was paid on September 22, 1997 to stockholders of record on September 8, 1997. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

Note 4 - The business of the Company is seasonal with greater than 60% of annual sales volume normally occurring in the second and third fiscal quarters.

Note 5 - On July 18, 1997, the Company's US subsidiary issued a Guaranteed Senior Note at face value of $15,000,000. The Note was issued pursuant to the Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement executed on December 31, 1996. Interest is paid quarterly at a rate of 7.24%. The Note is unconditionally guaranteed by the Company and is due July 18, 2012. Principal payments begin in Fiscal 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Quarter ended August 31, 1997

Net sales increased $10,438,000 during the three month period ended August 31, 1997, a 21% increase in net sales when compared with the quarter ended August 31, 1996. The largest volume increases were registered in the appliances groups, which benefited from market share increases and sales of Dazey, Dr. Scholl's and Carel products. That business, acquired in October of 1996, was not included in the prior year results. Sales of artificial nails were first shipped in this fiscal year.

Gross profit, as a percentage of net sales, for the quarter ended August 31, 1997, was 38%, as compared with 37% for the quarter ended August 31, 1996. The increased gross profit margin is attributable to a favorable change in the mix of products sold.

Selling, general and administrative expenses remained relatively constant as a percentage of net sales at 26% in the quarter ended August 31, 1997, and in the same quarter in 1996.

Interest expense for the quarter ended August 31, 1997, increased 19% over interest expense for the same quarter in the previous year due to the increase in the average outstanding debt balance which resulted from the issuance of the $15,000,000 Guaranteed Senior Note by the Company's US subsidiary on July 18, 1997. Other income for the quarter ended August 31, 1997, increased 57% over the amount for the prior year quarter due to a $237,000 gain from sale of land.

Six-month period ended August 31, 1997

Net sales increased $19,029,000 for the six-month period ended August 31, 1997, a 20% increase in net sales when compared with the same period in 1996. The largest volume increases were registered in the appliances groups, which benefited from market share increases and sales of Dazey, Dr. Scholl's and Carel products. That business, acquired in October of 1996, was not included in the prior year results. Market share increases were also gained in the brush, comb and hair accessory group. Sales of artificial nails were first shipped in this fiscal year.

The Company's gross profit, as a percentage of net sales, for the six-month period ended August 31, 1997, increased to 38% from 37% for the six-month period ended August 31, 1996. The reason for this increase for the six-month period is the same as for the quarter, as discussed above.

Selling, general and administrative expenses decreased as a percentage of net sales to 27% during

                                                                    (Continued)
the six-month period ended August 31, 1997, as compared to 28% for the same period during 1996. The decrease in expenses as a percentage of net sales is due to the relatively fixed nature of certain expenses associated with increased sales during the quarter.

Interest expense for the six-month period ended August 31, 1997, increased 6% over interest expense for the six-month period ended August 31, 1996, due to the increase in the average outstanding debt balance which resulted from the issuance of the $15,000,000 Guaranteed Senior Note by the Company's US subsidiary on July 18, 1997.

Liquidity and Capital Resources

Cash and cash equivalents increased to $40,464,000 at August 31, 1997, from $25,798,000 at February 28, 1997, primarily due to the Company's US subsidiary issuing a $15,000,000 Guaranteed Senior Note.

Receivables increased to $50,007,000 at August 31, 1997, from $36,951,000 at February 28, 1997, and inventory decreased to $64,670,000 at August 31, 1997, from $68,267,000 at February 28, 1997. The increase in accounts receivable relates to the seasonal increase in sales in the second fiscal quarter as compared to the fourth fiscal quarter. The decrease in inventory is due primarily to variances in the timing of the manufacture of inventories.

The Company's working capital was $137,681,000 at August 31, 1997, and the current ratio was 7.3 to 1.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations. Additionally, the Company believes that internal funds and available credit will be adequate to finance a new headquarters office building, which is planned for construction within the next fifteen months.

PART II.  OTHER INFORMATION

Item 5.   Other Information

          None

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



                                          HELEN OF TROY LIMITED
                                                   (Registrant)



Date  October 10, 1997                    /s/ Gerald J. Rubin
      -----------------                   -------------------------------------
                                              Gerald J. Rubin
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Date  October 10, 1997                    /s/ Sam L. Henry
      -----------------                   -------------------------------------
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