Form 10-Q
period 1997-11-30
HELEN OF TROY LTD
filed 1998-01-14
CIK 916789

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended November 30, 1997

                                     OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from...........to.............

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

     As of January 12, 1998 there were 27,250,742 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1   Consolidated Condensed Balance
                         Sheets as of November 30, 1997 and
                         February 28, 1997.....................................3

                  Consolidated Condensed Statements
                         of Income for the Three and Nine
                         Months Ended November 30, 1997 and
                         November 30, 1996.....................................5

                  Consolidated Condensed Statements
                         of Cash Flows for the Nine Months
                         ended November 30, 1997 and
                         November 30, 1996.....................................6

                  Notes to Consolidated Condensed
                         Financial Statements..................................8

         Item 2  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.........9


PART II.   OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K.............................11


SIGNATURES....................................................................12

                         PART I.  FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                                     November 30,         February 28,
                                                                        1997                  1997
                                                                     -----------          ------------
                                                                     (unaudited)
Assets
Current Assets:
       Cash and cash equivalents                                         $35,152              $ 25,798
       Receivables - principally trade,
              less allowance for doubtful
              receivables of $756 at November 30,
              1997 and $400 at February 28, 1997                          71,253                36,951
       Inventories                                                        68,358                68,267
       Prepaid expenses                                                    2,947                   939
       Deferred income tax benefits                                        1,759                 1,276
                                                                        --------              --------

               Total current assets                                      179,469               133,231


Property and equipment
       net of accumulated depreciation of
       $4,926 at November 30, 1997 and $3,983
       at February 28, 1997                                               25,500                25,780


License agreements, at cost, less
       amortization of $7,814 at November 30,
       1997 and $7,117 at February 28, 1997                                9,238                 9,935

Note receivable                                                              109                   522


Other assets, net of amortization                                         15,558                12,758
                                                                        --------              --------

               Total assets                                             $229,874              $182,226
                                                                        ========              ========


                                                                   (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)

                                                                     November 30,         February 28,
                                                                        1997                  1997
                                                                     -----------          ------------
                                                                     (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
       Notes payable                                                $         --          $      4,001
       Accounts payable, principally trade                                 1,990                 2,645
       Accrued expenses:
             Advertising and promotional                                   8,858                 2,580
             Other                                                         9,294                 6,934
       Income taxes payable                                               11,081                 5,134
                                                                     -----------          ------------

             Total current liabilities                                    31,223                21,294

       Long-term debt                                                     55,450                40,450
                                                                     -----------          ------------

              Total liabilities                                           86,673                61,744

Stockholders' equity:
      Cumulative preferred stock, non-voting,
            $1.00 par value.  Authorized 2,000,000
            shares; none issued                                               --                   --
      Common stock, $.10 par value.
           Authorized 50,000,000 shares;
           issued and outstanding, 27,249,942 shares
           at November 30, 1997 and 26,286,874
           shares at February 28, 1997                                     2,725                 1,314
      Additional paid-in-capital                                          29,259                26,643
      Retained earnings                                                  111,217                92,525
                                                                     -----------          ------------

             Total stockholders' equity                                  143,201               120,482
                                                                     -----------          ------------

Commitments and contingencies (Note 2)                                        --                    --

      Total liabilities and stockholders' equity                     $   229,874         $     182,226
                                                                     ===========          ============

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)
              (in thousands, except shares and earnings per share)

                                                                  For the Three Months            For the Nine Months
                                                                   Ended November 30,              Ended November 30,
                                                                   1997           1996             1997             1996
                                                              ----------      -----------      -----------      -----------
Net sales                                                     $   82,780      $    74,477      $   196,137      $   168,804
Cost of sales                                                     50,979           46,143          121,283          105,445
                                                              ----------      -----------      -----------      -----------

         Gross profit                                             31,801           28,334           74,854           63,359

Selling, general and administrative expenses                      19,398           18,278           49,858           44,553
                                                              ----------      -----------      -----------      -----------

         Operating income                                         12,403           10,056           24,996           18,806

Other income (expense):
       Interest (expense)                                           (986)            (710)          (2,544)          (2,130)
       Interest income                                               468              644            1,160            1,568
       Other, net                                                     52               83              517              211
                                                              ----------      -----------      -----------     -----------

       Total other income (expense)                                 (466)              17             (867)            (351)
                                                              ----------      -----------      ------------     -----------

Earnings before income taxes                                      11,937           10,073           24,129           18,455

Income tax expense (benefit):
       Current                                                     3,243            2,935            5,919            5,176
       Deferred                                                     (549)            (667)            (482)          (1,023)
                                                              ----------      -----------      -----------     ------------

         Net earnings                                         $    9,243      $     7,805      $    18,692     $     14,302
                                                              ==========      ===========      ===========     ============
Net earnings per common and common
equivalent share (Note 3) - Primary                            $     .32   $          .28     $        .65     $        .52

Weighted average number of common and common
equivalent shares used in computing net
earnings per share -
Primary                                                       29,285,932       27,929,776       28,809,121       27,552,310

See accompanying notes to consolidated condensed financial statements.

                    HELEN OF TROY LIMITED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)


                                                                                Nine Months Ended
                                                                                   November 30

                                                                               1997             1996
                                                                           -----------      -----------
Cash flows from operating activities:
       Net earnings                                                        $    18,692      $    14,302
       Adjustments to reconcile net income
       to net cash used by operating activities:
       Depreciation and amortization                                             2,921            1,902
       Provision for doubtful receivables                                          356            1,080
       Provision for deferred taxes, net                                          (483)          (1,027)
       Gain on sale of assets                                                     (282)              --
       Changes in operating assets and liabilities:
             Accounts receivable                                               (34,658)         (36,457)
             Inventory                                                             (91)         (14,193)
             Prepaid expenses                                                   (2,008)            (326)
             Accounts payable                                                     (655)           4,093
             Accrued expenses                                                    8,638           10,218
             Income taxes payable                                                5,947            3,512
                                                                           -----------      -----------

             Net cash used by operating activities                              (1,623)         (16,896)

Cash flows from investing activities:
        Capital and license expenditures                                        (2,063)         (11,398)
        Proceeds from sale of assets                                             1,678               --
        Other assets                                                            (4,077)          (8,816)
        Collection on note receivable                                              413              429
                                                                           -----------      -----------

               Net cash used by investing activities                            (4,049)         (19,785)


                                                                                                (continued)



                    HELEN OF TROY LIMITED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                                                Nine Months Ended
                                                                                   November 30,

                                                                               1997              1996
                                                                           -----------      -----------
Cash flows from financing activities:
       Net (payments)/borrowings on revolving line of credit               $    (4,001)     $     6,208
       Proceeds from long-term debt                                             15,000               --
       Proceeds from exercise of options and warrants                            4,027              784
                                                                           -----------      -----------
             Net cash provided by financing activities                          15,026            6,992
                                                                           -----------      -----------

             Net increase/(decrease) in cash and cash equivalents                9,354          (29,689)
                                                                           -----------      -----------

Cash and cash equivalents, beginning of period                                  25,798           44,195
                                                                           -----------      -----------
Cash and cash equivalents, end of period                                   $    35,152      $    14,506
                                                                           ===========      ===========

Supplemental cash flow disclosures:
      Interest paid                                                        $    2,431       $     2,241
      Income taxes paid                                                          (213)            1,728

See accompanying notes to consolidated condensed financial statements.

                    HELEN OF TROY LIMITED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              November 30, 1997

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of November 30, 1997 and February 28, 1997 and the results of its operations for the periods ended November 30, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

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

Note 6 - Certain prior year numbers have been reclassified to conform with current year reporting classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Quarter ended November 30, 1997

Net sales increased $8,303,000 during the three-month period ended November 30, 1997, an 11% increase when compared with the quarter ended November 30, 1996. The sales increase is attributed to volume. The majority of the increase occurred in the Company's appliances groups.

The Company's gross profit margin for the quarter ended November 30, 1997 increased to 38.4%, as compared with the Company's 38.0% gross profit margin for the quarter ended November 30, 1996. The increased gross profit margin is attributable to change in the mix of products sold.

Selling, general and administrative expenses decreased as a percentage of sales to 23.4% in the quarter ended November 30, 1997 as compared to 24.5% for the same quarter in 1996. The decrease in expenses as a percentage of net sales is due to the fixed nature of certain expenses.

Interest expense during the quarter ended November 30, 1997, increased over interest expense for the same quarter in the previous year due to the $15,000,000 senior note issued by the Company's US subsidiary in July, 1997. Interest income during the quarter ended November 30, 1997 decreased from interest income for the same period in the previous year. The decrease resulted from the Company's increased working capital needs, which reduced the average amount of funds available for short-term investments.

Nine-month period ended November 30, 1997

Net sales increased $27,333,000 for the nine-month period ended November 30, 1997, when compared with the same period in 1996. The 16% increase is attributed to volume. As explained for the quarter sales gain, most of the increase occurred in the Company's appliances groups.

The Company's gross profit margin for the nine-month period ended November 30, 1997 increased to 38.2% from 37.5% for the nine-month period ended November 30, 1996. The higher gross profit rate is attributable to change in the mix of products sold.

Selling, general and administrative expenses decreased to 25.4% during the nine-month period ended November 30, 1997, compared with 26.4% for the same period during 1996. The decrease in expenses as a percentage of net sales is due to the fixed nature of certain expenses.

                                                                     (continued)

Interest expense for the nine-month period ended November 30, 1997 increased over interest expense for the nine-month period ended November 30, 1996, due to the $15,000,000 senior note issued by the Company's US subsidiary in July, 1997. Interest income during the nine-month period ended November 30, 1997 decreased from interest income for the same period in the previous year. The decrease resulted from the Company's increased working capital needs, which reduced the average amount of funds available for short-term investments. Other income increased over the prior year amount because of a gain on the sale of land, which occurred in the second quarter of fiscal 1998.

Liquidity and Capital Resources

Cash and cash equivalents increased to $35,152,000 at November 30, 1997 from $25,798,000 at February 28, 1997, primarily due to earnings and the issuance of a $15,000,000 Guaranteed Senior Note by the Company's U.S. subsidiary.

Receivables increased to $71,253,000 at November 30, 1997 from $36,951,000 at February 28, 1997. This increase relates to the seasonal increase in sales in the third fiscal quarter as compared to the fourth fiscal quarter and to the growth in sales.

The Company's working capital was $148,246,000 at November 30, 1997. The current ratio was 5.7 to 1.

In December 1996 the Company's U.S. subsidiary negotiated a shelf, long-term debt facility. The new long-term debt facility provided for an additional $40 million of approved credit. In July 1997 the Company's U.S. subsidiary issued a Guaranteed Senior Note at face value of $15 million under this shelf agreement.

Management believes the Company's capital resources are adequate to finance all anticipated funding requirements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

         10.24   Form of employment contract for H. McIntyre Gardner
         11      Computation of Per Share Earnings
         27      Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       HELEN OF TROY LIMITED
                                                       ---------------------
                                                           (Registrant)



Date        January 12, 1997                            /s/ Gerald J. Rubin
            ----------------                            -------------------

                                                            Gerald J. Rubin
                                                      Chairman of the Board and
                                                        Chief Executive Officer
                                                   (Principal Executive Officer)




Date        January 12, 1997                            /s/ Sam L. Henry
            ----------------                            ----------------

                                                            Sam L. Henry
                                                 Senior Vice-President, Finance,
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)

                                Exhibit Index

       Exhibit
        Number       Description
       -------       -----------
         10.24       Form of employment contract for H. McIntyre Gardner
         11          Computation of Per Share Earnings
         27          Financial Data Schedule