Form 10-K405
period 1998-02-28
HELEN OF TROY LTD
filed 1998-05-29
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 1998 was $497,433,000.

         As of April 30, 1998 there were 27,808,570 shares of Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           Index to Exhibits - Page 44

                                TABLE OF CONTENTS

                                                                                   PAGE
----------------------------------------------------------------------------------------
PART I    Item 1.    Business                                                       1
          Item 2.    Properties                                                     7
          Item 3.    Legal Proceedings                                              7
          Item 4.    Submission of Matters to a Vote of  Security Holders           7
----------------------------------------------------------------------------------------

PART II   Item 5.    Market for Registrant's Common Equity and Related
                     Stockholder Matters                                            8
          Item 6.    Selected Financial Data                                        9
          Item 7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           10
          Item 8.    Financial Statements and Supplementary Data                   14
          Item 9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                           36
----------------------------------------------------------------------------------------

PART III  Item 10.   Directors and Executive Officers of the Registrant            36
          Item 11.   Executive Compensation                                        38
          Item 12.   Security Ownership of Certain Beneficial Owners
                     and Management                                                40
          Item 13.   Certain Relationships and Related Transactions                41
----------------------------------------------------------------------------------------

PART IV   Item 14.   Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                                   42
                     Signatures                                                    43
----------------------------------------------------------------------------------------

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

         The Company designs and develops a variety of personal care appliances including hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, ladies shavers, foot baths, massagers, and artificial nails, and markets them primarily to retailers, distributors and the professional hair care market in the United States, Canada, Europe and other countries throughout the world. The Company also designs and develops hair brushes, combs and other hair care accessories, and markets them to the same customers. The percentages of sales made in the United States for fiscal years ended the last day of February in 1998, 1997 and 1996 were 95%, 96% and 98% respectively.

         The Company markets its products primarily under the trademarks "Vidal Sassoon" under license from The Procter & Gamble Company, "Revlon" under license from Revlon Consumer Products Corporation, "Dr. Scholl's" under licenses from Schering-Plough Corporation, "Caruso", "Dazey," "Lady Dazey," "Lady Carel," "Sable," "Helen of Troy," "Salon Edition," "HOT Tools," "Professional Caruso," and "Gallery Series." Vidal Sassoon, Revlon, Dazey and Dr. Scholl's appliances and combs and brushes are sold to retailers, including mass merchandisers and catalog distributors, drug stores, department stores and grocery stores. Helen of Troy, Salon Edition, HOT Tools, Gallery Series, Professional Caruso, Lady Dazey and Lady Carel appliances are sold to professional stylists and their customers through a network of independent beauty and barber supply distributors.

PRODUCTS

         Full lines of hair care appliances are sold under three principal trade names, Vidal Sassoon, Revlon and Helen of Troy. The Vidal Sassoon line includes hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, brushes, combs and hair care accessories. The Company entered into license agreements with Revlon Consumer Products Corporation during the third quarter of fiscal year 1993 and began sales under this trademark in the United States during the first half of fiscal 1994. This line includes hair dryers, curling irons, brush irons, hairsetters, lady shavers, brushes, combs, mirrors, functional hair care accessories and artificial nails. The Sable and HOT Tools product lines of electric hair styling appliances were developed for meeting the special hair care needs of ethnic consumers. Where traditional styling irons may either overheat or not get hot enough, Sable's and HOT Tools' variable temperature controls offer a broad range of heat settings for naturally textured to fragile hair.

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

         Curling irons and brush irons are available with variable temperature settings and in a range of barrel sizes. Because barrel size affects the tightness of the curl, purchasers often buy multiple irons. Selected models also heat-up rapidly and automatically shut-off within one hour, providing enhanced convenience and safety.

         Hairsetters provide hot rollers in several size groups and are preferred by customers who want a longer lasting curl. Certain models include such features as steam injection, quick heat-up and cool touch tips that make the rollers easier to handle.

         Growth in the Company's Vidal Sassoon and Revlon brush and comb lines is being achieved by taking advantage of the strong brand name appeal, using competitive pricing and continually adding new products. Products in this category include a wide variety of hair care products ranging from classic wooden brushes with boar bristles to heat retaining aluminum brushes to unique hair styling tools.

         One of the Company's more recent product extensions is hair care accessories. Accessories introduced in fiscal 1996 under the Vidal Sassoon trade name include items such as bows, barrettes, clips, rollers, headbands, ponytail holders and bobby pins. Sales of accessories to mass merchandisers more than doubled in fiscal 1997 over fiscal 1996 and led the Company to further expand its product offering in fiscal 1998.

         In October 1996 the Company acquired the assets of two personal care lines of Dazey Corporation of Kansas City, Missouri. As a result of this purchase, the Company's product lines were expanded to include foot baths, foot massagers and body massagers under the Dr. Scholl's trade name pursuant to license agreements with Schering-Plough Corporation and hard hat salon hair dryers and turbo spa products under the Dazey, Lady Dazey and Lady Carel trade names.

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

         In June 1997 the Company acquired the assets of Caruso International. As a result of this purchase the Company acquired the Caruso tradename and all technology developed by Caruso International for steam hairsetters.

         The Company continues to respond to changes in the personal care appliance market and the health and beauty care market through developing new products and improving existing products. Development of new products designed to appeal to diverse consumer markets is performed by the Company's marketing and engineering staffs with assistance from independent consulting firms.

MARKETING AND DISTRIBUTION

         The Company's products are sold primarily in the United States of America through three marketing divisions: the Consumer Appliances Division, the Health and Beauty Care Division and the Professional Salon Division. Extensive television and other national media advertising by The Procter & Gamble Company ("P & G") for its Vidal Sassoon liquid hair care products has resulted in wide recognition of the Vidal Sassoon name throughout the retail hair care market. The Company executed License Agreements with Revlon Consumer Products Corporation to market its products under the Revlon trademark. The Revlon trademark is known throughout the world. Products under this trademark began shipping during the first half of fiscal 1994. It is advertised extensively by the licensor in the United States and in major international markets, in television and print media. As a result of the Company's October 1996 acquisition, which was mentioned above, the Company obtained rights to the Dr. Scholl's licenses in North America for foot baths, foot massagers and body massagers from the Schering-Plough Corporation. During fiscal 1998 the Company signed a Trade Mark Licence Agreement that allows the Company to distribute the products mentioned above using the Scholl's name in various countries in Europe, Central and South America, the Middle East and in the Far East. Dr. Scholl's is a famous trade name which is universally recognized and is supported by intensive media advertising. Additionally, the Company purchased the Dazey, Lady Dazey and Lady Carel trade names with respect to personal care appliances. The Company's cooperative advertising and promotion programs and its own media advertising campaigns have extended trade name recognition into the hair care appliance market and contributed to the growth of the Consumer Appliances Division and the Health and Beauty Care Division.

         Consumer Appliances Division and Health and Beauty Care Division sales for the Company were somewhat seasonal in fiscal 1998 with 58% of the sales being made in the second and third fiscal quarters of the year. At February 28, 1998, consistent with prior years and industry experience, the Company had no material amount of backlog orders for any product group. Approximately 29% of the Company's net sales in the year ended February 28, 1998 were made to one customer and its affiliate. Approximately 27% of the Company's net sales in the year ended February 28, 1997 were made to one customer and its affiliate and 29%, 10% and 10% of the Company's net sales in the year ended February 29, 1996 were made to three customers.

         Consumer Appliances Division and Heath and Beauty Care Division. These divisions are responsible for marketing products in the United States, Canada and Mexico. Primary trade names are Vidal Sassoon and Revlon. Vidal Sassoon and Revlon products consist of lines of hand-held hair dryers, curling irons, brush irons, hairsetters, lighted mirrors, ladies shavers, brushes, combs and other hair care accessories which are distributed to retailers, including mass merchandisers and catalog distributors, drug stores, department stores and grocery stores. With the October 1996 acquisition of two personal care lines of Dazey Corporation, the Consumer Appliances Division expanded its product lines to include foot baths, foot massagers and body massagers under the Dr. Scholl's trade name, and hard hat salon hair dryers and turbo spa products under the Dazey, Lady Dazey and Lady Carel trade names. A full line of artificial nails and related implements and accessories bearing the Revlon trade name were added to the products of the Health and Beauty Care Division in fiscal 1998. Caruso steam hairsetters were also added to the Consumer Appliances Division's products during fiscal 1998.

         The Company markets its consumer products through approximately 50 independent manufacturers' representative organizations and through its own sales staff.

         The Company promotes its consumer products primarily through print media and sales promotion campaigns. The Company also advertises its products on television and in numerous consumer and trade magazines.

         Professional Salon Division. The Company markets its "professional" products to professional stylists and beauticians through beauty and barber supply distributors for use and for resale. Sales are made through independent manufacturers' representatives throughout the United States. This division markets products under the trademarks Helen of Troy, Salon Edition, Gallery Series, HOT Tools, Dazey, Professional Caruso, Lady Dazey and Lady Carel.

         The Professional Salon Division also serves as a development resource for new products to be marketed in all of the Company's product groups. The Company believes it has responded to changes in the hair care appliance market while providing durable appliances that meet the exacting needs of the professional stylist.

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

         In fiscal 1993 the Company entered into the first of a series of agreements with Revlon Consumer Products Corporation which grant the Company the right to market personal care appliances, brushes and combs, ladies shavers and functional hair care accessories throughout the world except for certain markets such as Western Europe. Additionally, the Company can market artificial nails under the Revlon tradename throughout the world. See the section entitled "License Agreements."

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

         As a result of the manufacture of the Company's products in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations and political unrest. Political changes in China have not affected the production or exportation of the Company's goods. The Company believes that adequate production facilities are available in other parts of the world should they be needed. However, the relocation of production capacity could require substantial time for the establishment of comparable production levels and could result in increased production costs. A small percentage of the Company's products are purchased in other countries such as the United States of America and Mexico.

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

         In fiscal 1998, for distribution in the United States, Canada and Mexico, products manufactured in the Far East were shipped to the west coast of the United States and thereafter transported by truck or rail service to warehouse facilities in El Paso, Texas; Memphis, Tennessee; and Toronto, Canada. Substantially all of the Company's products are shipped from these warehouses. For distribution in Europe, products are manufactured in the Far East and shipped to public warehouse facilities in Amsterdam, The Netherlands and Nottinghamshire, the United Kingdom or directly to customers. See Item 2 Properties - Plant and Facilities.


LICENSE AGREEMENTS

         The Company is licensed by P & G to use the trademark Vidal Sassoon to manufacture, sell and distribute a line of electric personal hair care appliances and accessories. The license agreement with P & G provides the Company an exclusive license to distribute and sell, within the United States and Canada, under the Vidal Sassoon trademark, electric and battery operated personal hair care appliances, including hair dryers, curling irons, brush irons, hairsetters, lighted mirrors and hair care accessories. New products, including packaging and advertising, must be approved by the licensor.

         Through two other agreements with P & G, the "U.S. and Canadian Brush Licenses," the Company has the exclusive use of the trademark Vidal Sassoon on brushes, combs and hair care accessories in the United States and Canada. The term of the brush licenses runs concurrent with the appliance license. Cross marketing of products under the Vidal Sassoon licenses is allowed.

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

         During fiscal 1992, the Company entered into the Mexico Agreement with P & G which grants the Company the exclusive license to sell personal hair care appliances, lighted mirrors, brushes, combs, and hair care accessories in Mexico under the Vidal Sassoon trade name. As of January 1, 1993, the Mexico Agreement was amended to extend the term of the license.

         Under License Agreements entered into on September 30, 1992, the Company is licensed by Revlon Consumer Products Corporation to use the Revlon trademark to manufacture, sell and distribute a line of electric hair care appliances, including hair dryers, curling irons, hairsetters, brushes, combs, lady shavers, hand-held mirrors and functional hair care accessories. The license agreements include the United States, Canada and the rest of the world other than certain markets.

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

         In connection with its acquisition of two personal care lines of Dazey Corporation in October 1996, the Company obtained rights to the Dr. Scholl's licenses for foot baths, foot massagers and body massagers from the Schering-Plough Corporation. During fiscal 1998 the Company signed a Trade Mark Licence Agreement which enables the Company to distribute the above mentioned products in various countries in Europe, Central and South America, the Middle East and in the Far East.


COMPETITION

         The Company encounters significant competition with respect to all of its products. The Company's primary competition for its Consumer Appliances Division comes from Conair Corporation, Windmere-Durable Holdings, Inc. and Remington Products Company. Competition for the Company's Health and Beauty Care Division primarily comes from Goody Products Inc., a division of Newell Company; Conair; and L and N Marketing and Sales Corporation. Competition for artificial nails comes from Cosmar, a division of Renaissance Cosmetics, Inc. These major competitors are large organizations with known brand names and substantial resources. Product pricing plays an important part in these competitive markets. Product packaging and performance as well as brand name recognition are other significant factors affecting competition within the personal care market.

         For sales in the United States of America, the Company believes that its Professional Salon Division is one of the primary sellers of personal hair care appliances to the professional trade. The major competitors for the Helen of Troy professional product group are Belson Products, a division of Windmere Corporation, and Conair Corporation.

SEASONALITY

         Sales of the Company's products are somewhat seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives 58% of its annual net sales in the second and third fiscal quarters of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year. In addition, Christmas orders from retailers are often made late in the year, making forecasting of production schedules and inventory purchases difficult.

REGULATION

         Most of the Company's retail distributors in the United States of America (as well as several state and local authorities) require that the Company's retail appliance products meet the safety standards of Underwriters Laboratories, Inc. (U.L.). For products sold in Canada, the Company is subject to the standards of the Canadian Standards Association. Alternatively, the U.L. can also certify products for distribution in Canada. Electrical products sold in Europe or Mexico meet the safety standards imposed for those countries depending on the sales location. The Company has not experienced difficulty in satisfying such standards.

         For sales in the United States of America, the Company is also subject to the jurisdiction of the Federal Trade Commission with respect to, among other things, the content of advertising and other trade practices.

TRADEMARKS AND PATENTS

         The Company's business is materially dependent upon the continued use of the trademarks Vidal Sassoon and Revlon which are registered by the respective licensors. See Item 1 Business - License Agreements.

         Certain of the trademarks and designs used in connection with the sale of the Company's products are registered with the United States Patent and Trademark Office and similar offices in certain other domains. The

Company frequently seeks registrations for various additional trademarks under which its products are sold. The Company does not believe that its business is otherwise materially dependent upon patents and patent protection.

EMPLOYEES

         The Company employs 318 full-time employees (including officers) in the United States, Hong Kong and Europe of whom 127 are marketing, sales and distribution employees and 92 are administrative personnel.
The remainder are engineering and development employees.

         The Company has enjoyed satisfactory working relations with its employees, none of whom are covered by any collective bargaining agreement, and the Company has never experienced a work stoppage.



ITEM 2.  PROPERTIES

PLANT AND FACILITIES

         The corporate offices owned by the Company consist of an office building with approximately 40,000 square feet, situated on approximately one acre of land at 6827 Market Avenue in El Paso, Texas. Additionally, the Company owns and maintains 12,000 square feet of warehouse space on a 62,000 square foot lot adjacent to the headquarters building. During fiscal 1996 the Company purchased approximately 50 acres of land in El Paso, Texas, to house its corporate offices and distribution center. In fiscal 1997 the Company constructed a 408,000 square foot distribution center. This facility is used for storage and shipping of the Company's products. In fiscal 1998 the Company began construction of a corporate office facility adjacent to the distribution center. The new office facility is scheduled to be completed near the end of fiscal 1999 and will consist of approximately 135,000 square feet.

         The Company's Hong Kong subsidiary leases an office where it occupies approximately 19,000 square feet. Previously, the Company's Hong Kong subsidiary was headquartered in approximately 12,000 square feet of office space in Hong Kong acquired by condominium ownership. In fiscal 1998 this owned office was leased to a third party. The Company's United Kingdom and German subsidiaries each lease a small office.

         The Company utilizes warehouse space in public warehouses in Memphis, Tennessee; Amsterdam, the Netherlands; Nottinghamshire, the United Kingdom; Toronto, Canada; and Hong Kong, to facilitate inventory distribution. The Company believes storage capacity of its warehouse and the public warehouse space is sufficient for its present needs.


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

                                              High              Low
                                              ----              ---
         Fiscal 1997
                  First quarter              6 13/16           5 7/16
                  Second quarter             8                 5 5/8
                  Third quarter              10 3/4            6 7/8
                  Fourth quarter             12 3/4            9 5/8

         Fiscal 1998
                  First quarter             13 1/2            10 5/8
                  Second quarter            16 21/32          12 3/4
                  Third quarter             20 1/2            11 5/8
                  Fourth quarter            16 3/4            12 1/8

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                     Approximate Number of
                                                      Holders of Record
                 Title of Class                     (as of April 30, 1998)
         -------------------------------           ------------------------
         Common Stock, $.10 Par Value                        461  (1)

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial information set forth below has been summarized from the Company's Consolidated Financial Statements which, for each of the years in the five year period ended February 28, 1998, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data. All currency amounts in this document are denominated in U.S. dollars.

                                                                  Twelve Months Ended
                                                                 Last Day of February
                                          -----------------------------------------------------------------
                                          1998           1997            1996           1995           1994
                                          ----           ----            ----           ----           ----
                                                          (in thousands, except earnings per share)
Statements of Income Data:

     Net sales                          $ 248,098      $ 213,035      $ 167,053      $ 138,143      $ 123,198

     Cost of sales                        153,087        132,861        102,341         86,405         77,917
                                        ---------      ---------      ---------      ---------      ---------
     Gross profit                          95,011         80,174         64,712         51,738         45,281

     Selling, general and
         administrative expenses           64,911         57,438         47,356         37,139         35,473
                                        ---------      ---------      ---------      ---------      ---------

     Operating income                      30,100         22,736         17,356         14,599          9,808

     Interest expense                      (3,487)        (2,262)        (1,795)          (915)          (881)
     Other income, net                      2,203          1,665          1,286            811            453
                                        ---------      ---------      ---------      ---------      ---------

     Earnings before income  taxes         28,816         22,139         16,847         14,495          9,380

     Income taxes                           6,484          4,981          3,790          3,279          1,455
                                        ---------      ---------      ---------      ---------      ---------
     Earnings before cumulative
     effect of change in accounting
     principle                             22,332         17,158         13,057         11,216          7,925
     Cumulative effect of change
     in accounting principle                   --             --             --             --           (397)
                                        ---------      ---------      ---------      ---------      ---------

     Net earnings                       $  22,332      $  17,158      $  13,057      $  11,216      $   7,528
                                        =========      =========      =========      =========      =========

     Per Share Data: (1)
         Basic                          $     .83      $     .66      $     .51      $     .44      $     .28
         Diluted                        $     .77      $     .62      $     .49      $     .41      $     .26

Weighted average number of
     common and common equivalent
     shares outstanding:
         Basic                             26,856         26,078         25,834         25,406         27,317
         Diluted                           28,851         27,770         26,746         27,192         29,480

                                                      Last Day of February
                                    ---------------------------------------------------------
                                    1998        1997          1996          1995         1994
                                    ----        ----          ----          ----         ----
                                                        (in thousands)
Balance Sheet Data:
     Working capital              $154,294     $111,937     $110,606     $ 59,079     $ 57,494

     Total assets                  227,560      182,226      154,588      133,243      122,759

     Long-term debt                 55,450       40,450       40,450           --           --

     Stockholders' equity (2)     $149,484     $120,482     $101,878     $ 88,627     $ 85,683

(1) Per share data has been adjusted for a 100% stock dividend that was paid on September 22, 1997, and for a 100% stock dividend that was paid on July 1, 1996.

(2) In fiscal 1994 the Company repurchased 784,000 shares at a cost of $2,752,000. In fiscal 1995 the Company repurchased 2,597,600 shares at a cost of $9,309,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.

                                               Relationship to Net Sales
                                                     Fiscal Year
                                               -------------------------
                                         1998            1997            1996
                                         ----            ----            ----
Net sales                                 100.0%          100.0%          100.0%
Cost of sales                              61.7            62.4            61.3
                                      ---------       ---------       ---------
     Gross profit                          38.3            37.6            38.7

Selling, general and
administrative expenses                    26.2            27.0            28.3
                                      ---------       ---------       ---------
     Operating income                      12.1            10.6            10.4

Interest expense                           (1.4)           (1.0)           (1.1)
Other income, net                            .9              .8              .7
                                      ---------       ---------       ---------
     Earnings before income taxes          11.6            10.4            10.0

Income taxes                                2.6             2.3             2.2
                                      ---------       ---------       ---------

     Net earnings                           9.0%            8.1%            7.8%
                                      =========       =========       =========

FISCAL YEAR ENDED FEBRUARY 28, 1998 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1997

         During fiscal 1998, net sales increased 16.5% or $35,063,000 to $248,098,000 from fiscal 1997 net sales of $213,035,000. The increase in net sales is attributable to increased volume in all product categories. The growth is attributed primarily to the introduction of competitive new products, improved packaging and to the Company's performance as an outstanding vendor. Additionally, sales of Revlon artificial nails began in the first quarter of fiscal 1998.

         Gross profit, as a percent of net sales, increased to 38.3% in fiscal 1998 from 37.6% in fiscal 1997. The increased gross profit margin is primarily attributable to a favorable combination of changes in the mix of products sold.

         Selling, general and administrative expenses decreased as a percent of net sales to 26.2% in fiscal 1998 from 27.0% in fiscal 1997. The decreased percentage is a result of the increase in net sales and the relatively fixed nature of certain expenses.

         Interest expense in fiscal 1998 increased over interest expense in fiscal 1997 due to the increase in average outstanding debt which resulted from issuance of $15,000,000 in Senior Notes by the Company's U.S. subsidiary in July 1997. The issuance of those notes resulted in increased investments in short term securities, which increased interest income in fiscal 1998.

         Other income also increased in fiscal 1998 due to the gain on the sale of land which occurred in the second quarter.

FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1996

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's U.S. subsidiary ("HOT") operates under a supply agreement with HOTB, which contracts with unrelated factories for the manufacture of products, which are sold to HOT and other purchasers. To allow the issuance of letters of credit, HOT and HOTB maintain lines of credit through two banks. The facilities are limited to $10 million and $4 million and expire in July 1999 and July 1998, respectively, and bear interest at the banks' prime rates or, for HOT's line of credit, at alternate rates based on Eurodollar investment rates for specific time periods.

         Cash and cash equivalents increased $29,872,000 from $25,798,000 at February 28, 1997 to $55,670,000 at February 28, 1998. The increase in cash was due primarily to earnings and the issuance of $15,000,000 in Senior Notes.

         The increases in receivables, inventory and current liabilities are attributable to the Company's sales growth. Property and equipment increased as the Company's U.S. subsidiary began construction of a new office facility in the fourth quarter of fiscal 1998. Other assets increased because of the Company's acquisition of the assets of Caruso International in June 1997. The increase in long-term debt was due to HOT's issuance of $15,000,000 in Senior Notes in July 1997.

         Prepaid expenses increased because the Company's Hong Kong subsidiary purchased tax reserve certificates in Hong Kong. The Inland Revenue Department in Hong Kong has audited the operations of certain subsidiaries of the Company and has required the Company to purchase tax reserve certificates to secure the proposed adjustments. The Company is vigorously defending its position that the Company has complied with all applicable reporting and tax payment obligations. Management expects that the Company will prevail with its defenses and will recover the deposits; nevertheless, no assurances can be given at this time.

         Working capital increased $42,357,000 from $111,937,000 at February 28, 1997 to $154,294,000 at February 28, 1998. The current ratio was 7.8 to 1 at February 28, 1998. Management expects that operations and available financing sources will continue providing sufficient capital resources for the Company.

         On August 30, 1993, the Board of Directors approved a stock repurchase program under which Helen of Troy Corporation may buy up to six million shares of its common stock from time to time as market conditions dictate. On February 22, 1994, the Board of Directors of Helen of Troy Limited approved and ratified the continuation of that program. As of the end of fiscal 1995, the Company had repurchased 3,381,600 shares under this program at a cost of $12,061,000. During the Company's fiscal years ended the last day of February 1998, 1997 and 1996, no repurchase of stock occurred.

         In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for financial statements issued for periods beginning after December 15, 1997. Given the Company's current operations, the adoption of SFAS No. 130 is not expected to have an impact on the financial statements of the Company.

         In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that companies report certain information about operating segments in complete sets of financial statements issued to shareholders and is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS No. 131 could require the Company to include additional disclosures in future reports issued to shareholders. However, the Company does not expect the adoption of SFAS No. 131 to have a material impact on its financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-5 to have a material impact on its financial statements.

         In recent years, inflation has not had a material impact upon the results of the Company's operations.

         The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that throughout the worldwide business community some computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed and it has been determined that the majority of the systems do not require burdensome modifications. Accordingly, management does not expect that any costs to be incurred will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                      Page
                                                                                                      ----
Independent Auditors' Report                                                                            15

Consolidated Financial Statements:
     Consolidated Balance Sheets as of February 28, 1998 and 1997                                       16

     Consolidated Statements of Income for each of the years in the
         three-year period ended February 28, 1998                                                      18

     Consolidated Statements of Stockholders' Equity for each of
         the years in the three-year period ended February 28, 1998                                     19

     Consolidated Statements of Cash Flows for each of the years
         in the three-year period ended February 28, 1998                                               20

     Notes to Consolidated Financial Statements                                                         22

Financial Statement Schedule -
     Schedule II - Valuation and Qualifying Accounts for each of
         the years in the three-year period ended February 28, 1998                                     35

     All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Helen of Troy Limited:

We have audited the consolidated financial statements of Helen of Troy Limited and subsidiaries as listed in the index on page 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index on page 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1998, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         KPMG PEAT MARWICK LLP




El Paso, Texas
April 30, 1998

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 1998 and 1997
                   (in thousands, except par value and shares)


                                                               1998           1997
                                                               ----           ----
         Assets

Current assets:
     Cash and cash equivalents                              $   55,670     $   25,798
     Receivables - principally trade, less
         allowance for doubtful receivables of
         $568 in 1998 and $400 in 1997                          44,569         36,951

     Inventories                                                71,357         68,267

     Prepaid expenses                                            3,802            939

     Deferred income tax benefits (note 5)                       1,522          1,276
                                                            ----------     ----------


         Total current assets                                  176,920        133,231


Property and equipment
     net of accumulated depreciation of $4,892
     in 1998 and $3,983 in 1997 (note 2)                        26,255         25,780


License agreements, at cost less accumulated
     amortization of $8,068 in 1998 and $7,117
     in 1997                                                     8,984          9,935



Other assets at cost, net of amortization                       15,401         13,280
                                                            ----------     ----------

                                                            $  227,560     $  182,226
                                                            ==========     ==========



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 1998 and 1997
                   (in thousands, except par value and shares)

                                                                         1998           1997
                                                                         ----           ----
     Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable to banks (note 3)                                  $       --     $    4,001
     Accounts payable, principally trade                                   1,430          2,645
     Accrued expenses:
         Advertising and promotional                                       4,599          2,580
         Other                                                             7,389          6,934
     Income taxes payable (note 5)                                         9,208          5,134
                                                                      ----------     ----------

         Total current liabilities                                        22,626         21,294

Long-term debt (note 4)                                                   55,450         40,450
                                                                      ----------     ----------

         Total liabilities                                                78,076         61,744
                                                                      ----------     ----------

Stockholders' equity (note 6):
     Cumulative preferred stock, non-voting, $1.00
         par value.  Authorized 2,000,000 shares;
         none issued                                                          --             --
     Common stock, $.10 par value.  Authorized
         50,000,000 shares; 27,281,242 and 26,286,874
         shares issued and outstanding at February 28, 1998
         and 1997, respectively                                            2,728          1,314

     Additional paid-in-capital                                           31,899         26,643
     Retained earnings                                                   114,857         92,525
                                                                      ----------     ----------

         Total stockholders' equity                                      149,484        120,482
                                                                      ----------     ----------

Commitments and contingencies (notes 5 and 7)
                                                                      $  227,560     $  182,226
                                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
              (in thousands, except shares and earnings per share)

                                                       Years Ended  Last Day of February
                                                       ---------------------------------
                                                    1998              1997              1996
                                                    ----              ----              ----
Net sales                                      $    248,098      $    213,035      $    167,053
Cost of sales                                       153,087           132,861           102,341
                                               ------------      ------------      ------------
         Gross profit                                95,011            80,174            64,712

Selling, general and administrative
     expenses (note 7)                               64,911            57,438            47,356
                                               ------------      ------------      ------------

         Operating income                            30,100            22,736            17,356

Other income (expense):
     Interest expense                                (3,487)           (2,262)           (1,795)
     Other income, net                                2,203             1,665             1,286
                                               ------------      ------------      ------------

         Total other (expense)                       (1,284)             (597)             (509)
                                               ------------      ------------      ------------
         Earnings from operations before
              income taxes                           28,816            22,139            16,847

     Income taxes (note 5)                            6,484             4,981             3,790
                                               ------------      ------------      ------------

              Net earnings                     $     22,332      $     17,158      $     13,057
                                               ============      ============      ============

Earnings per share: (note 1)
              Basic                            $        .83      $        .66      $        .51
              Diluted                                   .77               .62               .49
                                               ============      ============      ============

Weighted average number of common and
         common equivalent shares used in
         computing net earnings per share:
              Basic                              26,856,463        26,077,572        25,834,056
              Diluted                            28,850,689        27,769,608        26,745,460

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              Years ended last day of February 1998, 1997 and 1996
                                 (in thousands)

                                                       Additional                        Total
                                          Common        Paid-In         Retained     Stockholders
                                          Stock         Capital         Earnings        Equity
                                        ----------     ----------      ----------     ----------
Balances, February 28, 1995             $      643     $   25,674      $   62,310     $   88,627

Exercise of common stock
     options, net (notes 5 and 6)                5            189              --            194
Net earnings                                    --             --          13,057         13,057
                                        ----------     ----------      ----------     ----------
Balances, February 29, 1996                    648         25,863          75,367        101,878

Exercise of common stock
     options, net (notes 5 and 6)               15          1,431              --          1,446
Stock dividend                                 651           (651)             --             --
Net earnings                                    --             --          17,158         17,158
                                        ----------     ----------      ----------     ----------
Balances, February 28, 1997                  1,314         26,643          92,525        120,482

Exercise of common stock
     options, net (notes 5 and 6)               63          6,607              --          6,670
Stock dividend                               1,351         (1,351)             --             --
Net earnings                                    --             --          22,332         22,332
                                        ----------     ----------      ----------     ----------
Balances, February 28, 1998             $    2,728     $   31,899      $  114,857     $  149,484
                                        ==========     ==========      ==========     ==========


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 Years Ended  Last Day of February
                                                                 ---------------------------------
                                                               1998            1997            1996
                                                               ----            ----            ----
Cash flows from operating activities:
     Net earnings                                           $   22,332      $   17,158      $   13,057
     Adjustments to reconcile net earnings
         to net cash provided by operating
         activities:
         Depreciation and amortization                           3,999           2,683           2,156
         Provision for doubtful receivables                        168              10              27
         Deferred taxes, net                                      (246)           (453)           (427)
         Gain on sale of assets                                   (216)             --              --
         Non-cash charge to expenses (note 7)                       --           3,198              --
         Changes in operating assets and liabilities:
              Accounts receivable                               (7,786)         (8,107)         (3,697)
              Inventory                                         (3,090)        (19,695)         (2,498)
              Prepaid expenses                                  (2,863)           (517)           (298)
              Accounts payable                                  (1,215)          1,640          (1,374)
              Accrued expenses                                   2,474           2,862           1,304
              Income taxes payable                               4,074           3,124          (4,879)
                                                            ----------      ----------      ----------
     Net cash provided by operating
         activities                                             17,631           1,903           3,371

Cash flows used for investing activities:
     Capital and license expenditures                           (3,255)        (13,342)         (4,627)
     Proceeds from sale of assets                                1,692              --              --
     Other assets                                               (4,387)        (10,296)           (141)
     Collection on notes receivable                                522             484             438
                                                            ----------      ----------      ----------
     Net cash used for investing
         activities                                             (5,428)        (23,154)         (4,330)


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                 Years Ended Last Day of February
                                                                 --------------------------------
                                                               1998            1997            1996
                                                               ----            ----            ----
Cash flows provided by financing activities:
     Net (repayments) borrowings on
              revolving line of credit                          (4,001)          1,408         (27,407)
         Proceeds from long-term
              debt                                              15,000              --          40,450
     Proceeds from exercise of options, net                      6,670           1,446             194
                                                            ----------      ----------      ----------
     Net cash provided
          by financing activities                               17,669           2,854          13,237
                                                            ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents            29,872         (18,397)         12,278

Cash and cash equivalents, beginning
     of year                                                    25,798          44,195          31,917
                                                            ----------      ----------      ----------

Cash and cash equivalents, end of year                      $   55,670      $   25,798      $   44,195
                                                            ==========      ==========      ==========

Supplemental cash flow disclosures:
     Interest paid                                          $    3,459      $    2,915      $    1,368
     Income taxes paid (net of refunds)                           (213)          2,882           8,317


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           February 28, 1998 and 1997

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

         The Company and its subsidiaries are principally engaged in the design, development, importation and wholesale distribution of hair care appliances, hair brushes, combs and accessories and related personal care products. Most of the Company's purchases of such appliances and products are made from unaffiliated manufacturers principally located in The Peoples Republic of China, Thailand, Taiwan and South Korea (the "Far East"). As a result of the manufacture of the Company's products in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations and political unrest. Political changes in the Far East have not affected the production of the Company's goods. The Company believes that adequate production facilities are available in other countries should they be needed. However, the relocation of production capacity could require substantial time for the establishment of comparable production levels and could result in increased production costs.

     (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     (d) Property and Equipment

         Property and equipment are stated at cost. Depreciation has been recorded by using the straight-line method over the estimated useful lives of the assets.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (e) License Agreements

         The great majority of the Company's sales are made subject to License
              Agreements with the licensors of the Vidal Sassoon, Revlon and Dr. Scholl's trade names. The acquisition costs of the existing license agreements are being amortized on a straight line basis over the lives of the respective agreements. Net sales subject to all license agreements aggregated 85%, 87% and 89% of total net sales for the fiscal years 1998, 1997 and 1996, respectively.

     (f) Income Taxes

         Income taxes are accounted for under the asset and liability method.
              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g) Earnings per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 supersedes Accounting Principles Board (APB) No. 15, "Earnings Per Share" and requires the calculation and dual presentation of Basic and Diluted earnings per share (EPS), replacing the measures of Primary and Fully-diluted EPS as reported under APB No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.

         Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,994,226, 1,692,036 and 911,404 for the fiscal years ended the last day of February 1998, 1997 and 1996, respectively. All potentially dilutive securities are included in earnings per share.

         On June 4, 1996, the Company's Directors approved a 2-for-1 stock split which was paid as a 100% stock dividend on July 1, 1996 to stockholders of record on June 17, 1996. On August 26, 1997, the Company's Directors approved a 2-for-1 stock split which was paid as a 100% stock dividend on September 22, 1997 to stockholders of record on September 8, 1997. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.



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

     (j) Advertising

         Advertising costs are expensed as incurred. During the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, $13,522,000, $10,544,000 and $7,319,000, respectively, of advertising costs were charged to selling, general and administrative expenses.

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

     (m) Stock-based Employee Compensation

         The Company accounts for stock-based compensation plans utilizing the provisions of APB No. 25, "Accounting for Stock Issued to Employees." In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies are allowed to continue to apply the provisions of APB 25 to their stock-based employee compensation arrangements. The method used by the Company to adopt SFAS No. 123 requires the Company to supplement its financial statements with additional disclosures (note 6).



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (n) Accounting for Asset Impairment

         During March 1995 the FASB issued SFAS No. 121, "Accounting for the
              Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no material impact on the Company's financial position or the results of its operations at the time of adoption.

     (o) Financial Instruments

         SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. Based on prevailing interest rates for similar instruments, the fair value of notes payable to banks and a portion of long-term debt approximate their carrying value. See footnote 4 for management's assessment of the fair value of the Company's guaranteed Senior Notes.

     (p) Reporting Comprehensive Income

         In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive
              Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for financial statements issued for periods beginning after December 15, 1997. Given the Company's current operations, the adoption of SFAS No. 130 is not expected to have an impact on the financial statements of the Company.

     (q) Segment Disclosures

         In June 1997 the FASB issued SFAS No. 131, "Disclosures about
              Segments of an Enterprise and Related Information." SFAS No. 131 requires that companies report certain information about operating segments in complete sets of financial statements issued to shareholders and is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS No. 131 could require the Company to include additional disclosures in future reports issued to shareholders. However, the Company does not expect the adoption of SFAS No. 131 to have a material impact on its financial statements.

     (r) Reporting on Start-Up Costs

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-5 to have a material impact on its financial statements.



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


2)   PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                Estimated
                                              Useful Lives
                                                 (Years)             1998         1997
                                                 -------             ----         ----
                                                                      (in thousands)
     Land                                                          $  8,656    $  9,994
     Buildings and improvements                  20 - 40             13,037      13,046
     Computer and office equipment                3 - 5               5,461       4,128
     Furniture and fixtures                           5                 848         579
     Transportation equipment                     3 - 5                 929         922
     Construction in progress                                         2,216       1,094
                                                                   --------    --------

                                                                     31,147      29,763
         Less accumulated depreciation                               (4,892)     (3,983)
                                                                   --------    --------
     Property and equipment, net                                   $ 26,255    $ 25,780
                                                                   ========    ========

     During the years ended February 28, 1998 and 1997 the Company's U.S.
            subsidiary capitalized $43,000 and $613,000, respectively of interest expense in connection with the construction of a new office facility and distribution center.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)  NOTES PAYABLE

     The Company's U.S. subsidiary maintains a line of credit with a bank for the issuance of letters of credit. The facility is limited to $10 million (United States currency) and bears interest at the bank's prime rate or at alternate rates based on Eurodollar investment rates for specific time periods. The credit facility expires on July 31, 1999. The Company's U.S. subsidiary did not have any balance outstanding at February 28, 1998 under this credit facility nor was any of the facility used to finance letters of credit at February 28, 1998. At February 28, 1997 the Company's U.S. subsidiary had $4,001,000 outstanding under this credit facility.

     To allow the issuance of letters of credit, one of the Company's non-U.S.
         subsidiaries maintains a line of credit with a bank. The facility is limited to $4 million (United States currency) and bears interest at the bank's U.S. dollar base rate, with all outstanding balances due July 31, 1998. At February 28, 1998, no loans were outstanding under this agreement and $159,000 was used to finance letters of credit which were paid by the Company subsequent to February 28, 1998.

(4)  LONG-TERM DEBT

     On January 5, 1996 the Company's U.S. subsidiary issued guaranteed Senior
         Notes at face value of $40,000,000. Interest is paid quarterly at a rate of 7.01%. The Senior Notes are unsecured, are guaranteed by the Company and are due January 5, 2008. Principal payments begin in fiscal 2005. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 1998 is approximately $38,660,000.

     On December 31, 1996 the Company's U.S. subsidiary executed a $40,000,000
         Guaranteed Senior Note Facility ("Facility"). The Facility allows the Company's U.S. subsidiary to draw up to $40,000,000 over a period of two years. As borrowings under the Facility occur, they become unsecured fixed rate long-term notes. On July 18, 1997 the Company's U.S. subsidiary issued a $15,000,000 Senior Note under this Facility. Interest is paid quarterly at a rate of 7.24%. The Senior Note is guaranteed by the Company and is due July 18, 2012. Principal payments begin in fiscal 2009. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 28, 1998 is approximately $14,350,000.

     Other long-term debt includes of a note for $450,000. Interest payments are made monthly based on the prime rate for corporate loans at major U.S. money center commercial banks (8.4% at February 28, 1998). The note is payable in full on January 25, 2001.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  INCOME TAXES

                                                                           Years Ended
                                                                       Last Day of February
                                                          ------------------------------------------
                                                          1998                  1997            1996
                                                          ----                  ----            ----
                                                                        (in thousands)
     The components of earnings
         before income tax expense are
         as follows:
              U.S                                      $    6,588           $    5,983      $    4,704
              Non-U.S                                      22,228               16,156          12,143
                                                       ----------           ----------      ----------

                                                       $   28,816           $   22,139      $   16,847
                                                       ==========           ==========      ==========

     The components of income tax expense
         (benefit) are as follows:
         Current:
              U.S                                      $    4,199           $    4,901      $    3,938
              Non-U.S                                       2,531                  533             279
         Deferred                                            (246)                (453)           (427)
                                                       ----------           ----------      ----------

                                                       $    6,484           $    4,981      $    3,790
                                                       ==========           ==========      ==========

     Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

                                                                                Years Ended
                                                                           Last Day of February
                                                                     ------------------------------------
                                                                     1998           1997             1996
                                                                     ----           ----             ----
                                                                               (in thousands)
     Computed "expected" tax expense at the
         U.S. statutory rate of 35%                              $   10,086      $    7,749      $    5,896
         Increase (decrease) in income
              taxes resulting from:
                  Income from non-U.S. operations
                       subject to varying income tax
                       levies                                        (3,602)         (2,768)         (2,106)
                                                                 ----------      ----------      ----------

     Actual tax expense                                          $    6,484      $    4,981      $    3,790
                                                                 ==========      ==========      ==========




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)  INCOME TAXES, CONTINUED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1998 and 1997 were:

                                                              1998             1997
                                                              ----             ----
       Deferred tax assets:                                       (in thousands)
         Inventories, principally due to additional
              costs inventories for tax purposes
              pursuant to the U.S. Tax Reform
              Act of 1986                                   $      637      $      507
         Accrued expenses                                          687             601
         Accounts receivable, property and
              equipment, and other                                 220             249
                                                            ----------      ----------
     Total gross deferred tax assets                             1,544           1,357
                                                            ----------      ----------
     Deferred tax liabilities:
         Depreciation and amortization                             (18)            (81)
         Accrued expenses                                           (4)             --
                                                            ----------      ----------
     Total gross deferred tax liabilities                          (22)            (81)
                                                            ----------      ----------
         Net deferred tax asset                             $    1,522      $    1,276
                                                            ==========      ==========

     The U.S. Federal income tax returns of the Company's U.S. subsidiary for the fiscal years 1994, 1995 and 1996 have been examined by the Internal Revenue Service (the IRS). The IRS has proposed two adjustments which affect pricing between the Company's U.S. subsidiary and one of the Company's foreign subsidiaries. The impact of the two proposed adjustments could create a tax liability of approximately $780,000. The Company disagrees with the proposed adjustments and is vigorously defending the position of its U.S. subsidiary. Currently the Company is preparing to argue the position of its U.S. subsidiary before the appeals section of the IRS. Although the ultimate outcome of the appeals process cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the estimated impact of the transfer pricing issues.

     The Inland Revenue Department (the IRD) in Hong Kong has made assertions concerning its ability to tax certain profits of the Company's foreign subsidiaries for the years 1990 through 1998. Hong Kong tax laws allow for the taxation of profits that are earned from activities conducted in Hong Kong. The Company is vigorously defending its position that the activities which produced the profits in question occurred outside of Hong Kong and that the Company has complied with all applicable reporting and tax payment obligations. If the position taken by the IRD were to prevail, the tax liability could range from U.S. $400,000 to U.S. $10,800,000. Management believes that the proposed adjustments lack legal merit and will be nullified. Although the ultimate outcome cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the expected resolution of the IRD's claims.

     The Company plans to permanently invest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. Corporation in non-U.S. locations. In accordance with generally accepted accounting principles in the U.S., no provision has been made for U.S. federal income taxes on a portion of these undistributed earnings. At February 28, 1998, the undistributed earnings for which the Company has not provided deferred U.S. federal income taxes approximated $33,332,000.

     During fiscal years 1998, 1997 and 1996, certain stock options were exercised by officers and employees which resulted in a tax deduction for U.S. Federal income tax purposes but which did not affect tax expense for financial reporting purposes. The tax effect of these transactions for fiscal years 1998, 1997 and 1996 has been an increase to additional paid-in-capital of $2,533,000, $362,000 and $433,000, respectively.


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)  STOCK OPTIONS

     Pursuant to a stock option and restricted stock plan adopted in fiscal
         1994, the Company has reserved 8,000,000 shares of its common stock for issuance to officers and key employees. The plan contains provisions for incentive stock options, non-qualified stock options and restricted stock grants.

     Incentive Stock Options (ISO's) and Non-Qualified Stock Options (Non-Q's) can be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant. The vesting schedule under the plan adopted in 1994 is determined individually for each option grant.

     The Helen of Troy Limited 1995 Stock Option Plan for Non-Employee Directors
         (the Directors Plan) was adopted in fiscal 1996. The Directors Plan automatically issues 4,000 stock options to eligible directors on the grant date. The options are exercisable one year after issuance and have an exercise price equal to the mean between the high and low trading prices of the Company's common stock on the date of the grant.

                                                         Weighted Average                  Exercisable at 2/28/98
               Number of                                    Contractual    Exercise                      Weighted
                Options                 Price Range             Life         Price                       Average
                                                                                                         Exercise
                                                                                           Options       Price
                -----------------------------------------------------------------------------------------------
ISO's
                 523,878             $ 3.13 to $ 7.81           5.92         $ 4.67         115,210      $ 4.36
                 256,754             $10.50 to $19.44           6.69         $13.20           4,400      $10.66
                 -------                                                                  ---------
Total            780,632             $ 3.13 to $19.44           --           $ 7.47         119,610      $ 4.59

Non-Q's
               2,309,344             $ 1.89 to $  6.75          4.17         $ 3.45       1,817,384      $ 3.14
               1,315,546             $12.09 to $ 16.75          8.95         $15.96           1,000      $12.09
               ---------                                                                  ---------
Total          3,624,890             $ 1.89 to $ 16.75          --           $ 7.99       1,818,384      $ 3.15

Directors Plan
                  28,000             $ 5.13 to  $  7.06         7.57         $ 6.23          28,000      $ 6.23
                 120,000             $15.94 to  $ 16.41         9.00         $16.02              --          --
                 -------                                                                  ---------
Total            148,000             $ 5.13 to  $ 16.41         --           $14.15          28,000      $ 6.23



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)  STOCK OPTIONS, CONTINUED

     The Company accounts for its option plans under APB No. 25, under which no compensation cost has been recognized in the income statements. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         1998                1997            1996
                                                         ----                ----            ----
        Net Income:           As reported            $ 22,332,000      $ 17,158,000     $  13,057,000
                              Pro Forma                19,539,000        16,204,000        12,157,000
        Earnings per Share:
          Basic:              As Reported            $        .83      $        .66     $         .51
                              Pro Forma                       .73               .62               .47
          Diluted:            As Reported                     .77               .62               .49
                              Proforma                        .68               .58               .45

     The following summarizes activity relating to stock options:

                                                              1998                    1997                         1996
                                                              ----                    ----                         ----
                                              SHARES      WEIGHTED        Shares  Weighted        Shares       Weighted
                                                (000)      AVERAGE         (000)   Average          (000)       Average
                                                          EXERCISE                Exercise                     Exercise
                                                             PRICE                   Price                        Price
                                            --------     ---------       -------  --------       --------     ---------
Options outstanding, beginning of year        4,005      $    3.95        4,214    $  3.70         2,344      $    2.57
       Options granted                        1,643          15.68          170       8.33         2,338           4.53
       Options exercised                       (994)          4.16         (355)      3.04          (230)          2.27
       Options forfeited                       (100)          5.46          (24)      5.13          (238)          2.14
                                             ------                     -------                  -------
Options outstanding, end of year              4,554           8.10        4,005       3.95          4,214          3.70
Options exercisable at year-end               1,966           3.28        1,954       3.08          1,428          2.65
Weighted average fair value of options
       granted during the year                                7.04                    2.42                         1.78

     The fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996: risk free interest rate of 6.5% for options granted under the 1994 stock option and restricted stock plan, and under the Directors Plan; a zero expected dividend yield; expected lives of 10, 5, 4, and 3 years depending on the term of the option granted; expected volatility of 23.4% for the fiscal year 1998 and 20% for the fiscal years 1997 and 1996.





                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)  COMMITMENTS AND CONTINGENCIES

         The Company has employment contracts with certain of its officers.
               These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, an election may be made by the officer to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from February 28, 1999 to February 28, 2003. The aggregate commitment for future salaries, at February 28, 1998, excluding incentive compensation, was approximately $4,521,000.

         During fiscal years 1990 and 1989, the Company entered into barter agreements to exchange certain inventory items for advertising credits. As of February 28, 1997, the Company disposed of unused advertising credits. The fiscal year 1997 non-cash charge of $3,198,000 is included with the Company's selling, general and administrative expenses.

         There are claims and legal proceedings pending against the Company which arise in the normal course of the Company's operations. In the opinion of management, the outcome of these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company and its subsidiaries.

         The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that throughout the worldwide business community some computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed and it has been determined that the majority of the systems do not require burdensome modifications. Accordingly, management does not expect that any costs to be incurred will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.





                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                                                            Three Months Ended the Last Day of
                                   --------------------------------------------------------------------------------------
                                   May                August              November            February              Total
                                                                                                                    -----
         1998:
  Net sales                      $52,448             $60,929              $82,780             $51,941             $248,098
  Gross profit                    19,811              23,263               31,801              20,136               95,011
  Net earnings                     3,552               5,897                9,243               3,640               22,332
  Earnings per
  share
                Basic                .13                 .22                  .34                 .13                  .83
              Diluted                .12                 .21                  .32                 .13                  .77



         1997:
  Net sales                      $43,836             $50,491              $74,477             $44,231             $213,035
  Gross profit                    16,340              18,686               28,334              16,814               80,174
  Net earnings                     2,402               4,095                7,805               2,856               17,158
  Earnings per
  share
                Basic                .09                 .16                  .30                 .11                  .66
              Diluted                .09                 .15                  .28                 .10                  .62

     The business of the Company is seasonal, with approximately fifty-eight percent of annual sales volume normally occurring in the second and third fiscal quarters.



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment - health, beauty and personal care appliances and accessories. Products are procured through the Company's non-U.S. contract manufacturing subsidiary located in Barbados, West Indies. Unaffiliated factories are used on an order-by-order basis. Approximately 90% and 91% of total assets are located in the United States of America at February 28, 1998 and 1997, respectively. The percentages of third party sales made in the United States for fiscal years ended in 1998, 1997 and 1996 were 95%, 96% and 98%, respectively.

     Approximately 29% and 27% of the Company's net sales in the years ended
         February 28, 1998 and 1997, respectively, were made to one customer and its affiliate. Approximately 29%, 10% and 10% of the Company's net sales in the year ended February 29, 1996 were made to three customers.

(10) ASSET ACQUISITION

     On October 4, 1996 the Company acquired the assets of two personal care lines of Dazey Corporation, of Kansas City, Missouri. Included in the purchase were certain inventories, designs, equipment, tooling, license rights and trademarks for existing products bearing the Dazey, Lady Dazey, Lady Carel and Dr. Scholl's trade names. The purchase method of accounting was used to record the acquisition. Costs in excess of the fair value of assets acquired, which consist of the majority of the purchase price, are included in other assets and are being amortized over fifteen years.

     On June 12, 1997 the Company acquired the assets of Caruso International.
         Included in the purchase were certain inventories, designs and trademarks. The purchase method of accounting was used to record the acquisition. The majority of the purchase price is comprised of costs in excess of the fair value of assets acquired (included in other assets) and is being amortized over fifteen years.

     On a proforma basis these acquisitions would not have a material effect on net revenues or net earnings.

                                                                     Schedule II


                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     Years Ended February 28, 1998, February 28, 1997 and February 29, 1996
                                 (in thousands)

                                            Balance                           Write-off of    Balance at
                                           beginning    Charged               uncollectible     end of
            Description                     of year       to       Recoveries   accounts         year
            -----------                     -------   costs and    ----------   --------         ----
                                                       expenses
                                                       --------
  Year ended February 28, 1998:
            Allowance for doubtful
                accounts                     $  400     $  551        $ --       $  383        $  568
  Year ended February 28, 1997:
           Allowance for doubtful
                accounts                        390        349           2          341           400
  Year ended February 28, 1996:
           Allowance for doubtful
                accounts                        363        289           1          263           390

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              There have been none.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The table below sets forth certain information regarding the directors and executive officers of the Company as of April 30, 1998.

                                                                                                Director
      Name                        Age              Position With the Company                     Since
---------------                   ---              --------------------------                   ---------
Gerald J. Rubin                   54               Chairman, Chief Executive Officer             1993
                                                     and Director

Daniel C. Montano                 49               Director                                      1993

Byron H. Rubin                    48               Director                                      1993

Stanlee N. Rubin                  53               Director                                      1993

Gary B. Abromovitz                55               Director                                      1993

Christopher L. Carameros          44               Director                                      1993

H. McIntyre Gardner               36               President and Chief Operating Officer          --

Sam L. Henry                      48               Senior Vice President, Finance,                --
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

     Daniel C. Montano has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1980. He has been the managing Director of C & K Capital since January 1997. From January of 1995 to December 1996, he was Director of Investment Banking at Brook Street Securities. Mr. Montano was President and a Director of Montano Securities Corporation from 1979 to January 1995. He also serves as a director of ESSCO USA, a Greek shipping company.

     Byron H. Rubin has been a director of the Company since December 1993 and of Helen of Troy Corporation since 1981. He has been a partner in the firm Daniels & Rubin (formerly known as Integrated Financial of Texas), an insurance and tax planning firm in Dallas, Texas since 1979.

     Stanlee N. Rubin is the wife of Gerald J. Rubin, Chairman of the Board of Directors. She has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1990. Mrs. Rubin is active in civic and charitable organizations. She is a member of the University of Texas at El Paso Board of Development. She is presently on the Board of Directors of the Alumni Association of the University of Texas at El Paso, The National Conference of Christians and Jews and the El Paso Symphony Guild. Mrs. Rubin is also a Partner for The Susan G. Komen Breast Cancer Foundation.

     Gary B. Abromovitz has been a Director of the Company since December 1993 and of Helen of Troy Corporation since 1990. He has been a partner in the law offices of Bonn/Abromovitz Law Firm in Phoenix, Arizona since 1990. From 1985 to 1989, he was Of Counsel to the law firm Bonn & Anderson in Phoenix, Arizona.

     Christopher L. Carameros has been a Director of the company since December 1993 and of Helen of Troy Corporation since June 1993. From August 1997 to the present Mr. Carameros has been President of L & M Asset Management Inc., a financial services and asset management company. From September 1993 to July 1997 he was an Executive Vice President of Cactus Apparel Inc., an apparel manufacturing company. He also serves as a Director of Farah Incorporated.

     H. McIntyre Gardner has been the President and Chief Operating Officer of the Company since September 1997. From 1994 to September 1997 Mr. Gardner served as Executive Vice President and President of Appliance Corp. of America. Mr. Gardner also held the position of President for Hanover Associates, Inc. from 1991 to 1997.

     Sam L. Henry has been the Senior Vice-President, Finance, Chief Financial Officer and Secretary of the Company since December 1993 and of Helen of Troy Corporation since 1986.

     Except as indicated above, none of the directors of the Company is a director of any other publicly held company.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the summary of compensation paid to the Company's Chief Executive Officer and its other Executive Officers during fiscal years 1996 through 1998.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM             ALL OTHER
                                          ANNUAL COMPENSATION           COMPENSATION        COMPENSATION($)
                         --------------------------------------------   ------------        ---------------
                                                             OTHER
NAME AND                                                     ANNUAL
PRINCIPAL                                                 COMPENSATION    OPTIONS/
POSITION                 YEAR     SALARY ($)    BONUS ($)      $          SARS (#)
--------------------    -------   ------        -----      ----------     --------
Gerald J. Rubin          1998    $ 625,003    $ 885,000     $   -0-        1,000,000      $ 16,414 (1)(2)(3)
Chairman and Chief       1997      623,158      551,705         -0-              -0-        15,821 (1)(2)(3)
Executive Officer        1996      600,000      262,000         -0-        1,200,000        15,363 (1)(2)(3)

H. McIntyre Gardner      1998      216,667       50,000         -0-          300,000           -0-
President and Chief
Operating Officer

Sam L. Henry             1998      215,636       28,240         -0-           20,000         4,517 (1)(2)
Senior Vice-President    1997      205,367       40,343         -0-              -0-         4,517 (1)(2)
Finance                  1996      188,343       24,485         -0-           80,000         3,761 (1)(2)

(1) These amounts include the Company's contributions to Helen of Troy Corporation's 401(k) Profit Sharing Plan.

(2) Includes amounts representing premiums for life insurance or the economic benefit of split dollar policies paid by the Company for life insurance arrangements on behalf of the Executive Officer.

(3) Amounts represent the annual lease value of a vehicle provided by the Company.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF
                                                                                         STOCK PRICE
                                                                                       APPRECIATION FOR
                                                                                          OPTION TERM
                          INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------
                  NUMBER OF
                  SECURITIES          % OF TOTAL
                    UNDER-             OPTIONS/
                     LYING              SARS
                    OPTIONS/          GRANTED TO
                     SARS             EMPLOYEES          EXERCISE OF
                    GRANTED           IN FISCAL           BASE PRICE    EXPIRATION
  NAME                (#)               YEAR                ($/SH)         DATE         5%($)          10%($)
  ----             ---------          ----------         ------------   -----------     ----           ------
G. Rubin           1,000,000            60.9%            $   15.9375     08/26/07    $10,023,008     $25,400,270

H.M. Gardner         300,000            18.3%            $     16.75     09/02/07    $ 3,160,195     $ 8,008,556

S. Henry              20,000             1.2%            $     12.50     05/27/07    $   157,224     $   398,436


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                                                                              VALUE OF
                                                               NUMBER OF                     UNEXERCISED
                          SHARES                              UNEXERCISED                   IN-THE-MONEY
                         ACQUIRED                           OPTIONS/SARS AT               OPTIONS/SARS AT
                           ON          VALUE               FISCAL YEAR END (#)         FISCAL YEAR END ($) (1)
                         EXERCISE     REALIZED       -----------------------------  -----------------------------
  NAME                     (#)           ($)         EXERCISABLE     UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
  ---------------       ---------    -----------     -----------     -------------  -----------     -------------
  G. Rubin                   --              --       1,700,000       1,400,000     $20,628,140     $ 4,300,000
  H. M. Gardner              --              --              --         300,000              --              --
  S. Henry               60,000         598,903          47,000          91,000         523,984         822,375

(1) Based on the closing price of the NASDAQ National Market System - Composite Transactions of the Company's Common Stock on February 28, 1998 ($15.25).

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

     The Company has an employment contract with Mr. Gerald J. Rubin. The contract for Mr. Rubin was effective March 1, 1995, provided for a base salary of $600,000 and a bonus equal to 5% of adjusted earnings from continuing operations less Mr. Rubin's base salary. Mr. Rubin amended his employment contract to remove the bonus previously provided under his contract and to substitute the bonus payable thereunder for the bonus under the Helen of Troy 1997 Cash Bonus Performance Plan which was approved by the Company's shareholders. The Company has an employment contract with H. McIntyre Gardner. Mr. Gardner's contract was effective September 1, 1997, provides for a base salary of $400,000 and a bonus which is dependent upon the Company achieving specific pre-tax income levels.

     In the event of the death of Messrs. Rubin or Gardner, all unpaid benefits under these agreements are payable to their estates.

     Gerald J. Rubin's contract renews itself monthly for a new five year term. Gerald J. Rubin's and H. McIntyre Gardner's contracts grant them the right to elect a cash payment of the remainder of their contracts in the event of a merger, consolidation or transfer of all or substantially all of the Company's assets to any unaffiliated company or other person.

     The Company has purchased, pursuant to the terms of his employment contract, life insurance in the amount of $5.0 million on the life of Gerald J. Rubin, payable in the event of death to his respective designees. The Company has also purchased three "second to die" life insurance contracts in the cumulative amount of $29.0 million on the lives of Gerald J. Rubin and Stanlee
N. Rubin, payable to their respective designee. All of the above policies referred to in this paragraph are Split Dollar policies, which provide for the return of premiums advanced by the Company to be reimbursed to the Company upon death of the insured(s).

DIRECTOR COMPENSATION

     Each member of the board of directors of the Company who is not an employee or officer of the Company received a fee of $3,000 for each meeting of the Board of Directors attended, together with travel and lodging expenses incurred in connection therewith. Additional payments of $1,500 were made quarterly to each such director. As approved by the Company's shareholders in 1996, each non-employee director receives 4,000 stock options on September 1st of each year. As approved by the Company's shareholders in 1997, each non-employee director received a one-time grant on August 26, 1997 of 20,000 stock options. The stock options have an exercise price equal to the medium between the high and low market prices on the day the stock options are issued. The stock options vest after one year. Aaron M. Shenkman was a director and an employee of the Company for the first seven months of fiscal 1998. As an employee of the Company Mr. Shenkman was paid a salary of $87,500 and a bonus of $175,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 30, 1998, the beneficial ownership of common stock of the directors, all officers and directors of the Company as a group, and each person known to the Company to be the beneficial owner of more than 5% of its outstanding common stock:

         NAME                                      NUMBER OF SHARES             PERCENT
  Gerald J. Rubin (1)(2)(3)(4)                        4,439,922                   15.3%
     6827 Market Avenue
     El Paso, Texas  79915

  Byron H. Rubin                                             --                    *

  Daniel C. Montano                                       8,000                    *

  Gary B. Abromovitz                                     12,000                    *

  Stanlee N. Rubin (4)                                              8,000                     *

  Christopher L. Carameros                                             --                     *

  Sam L. Henry                                                    125,000                     *

  All directors and officers as a group
     (8 persons) (3)                                            4,935,614                    15.8%

  Fidelity Management and Research
     Company (5)                                                2,721,400                     9.4%
     82 Devonshire Street
     Boston, Massachusetts  02109

  A I M Management Group Inc. (6)                               2,311,600                     7.9%
     11 Greenway Plaza, Suite 1919
     Houston, Texas 77046

*    ownership of less than 1% of the outstanding common stock

(1) Does not include 144,000 shares in a trust for the children of Gerald J. Rubin and Stanlee N. Rubin in which they disclaim any beneficial ownership.

(2) Includes 276,980 shares in the case of Mr. Gerald J. Rubin held beneficially through a partnership in which Gerald J. Rubin is a partner.

(3) Includes 1,200,000 shares in the case of Gerald J. Rubin, and 1,289,000 shares in the case of all directors and officers which are issuable pursuant to options which are exercisable within sixty days of April 30, 1998.

(4) Includes 2,962,942 shares and all stock options granted which are subject to a one-half undivided community property interest with Stanlee N. Rubin.

(5) As extracted from Form 13G filed as of February 14, 1998, by Fidelity Management and Research Company, this represents sole investment power for 2,721,400 shares and sole voting power for no shares.

(6) As extracted from Form 13G filed as of February 9, 1998, by A I M Management Group Inc., this represents shared investment power for 2,311,600 shares and sole voting power for no shares.


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

             No reports on Form 8-K were filed during the quarter ended February 28, 1998.

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

                                   HELEN OF TROY LIMITED


                                   By: s/Gerald J. Rubin
                                      ---------------------------------------
                                      Gerald J. Rubin, Chairman,
                                      Chief Executive Officer and Director

Dated May 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                       Title                                 Date
----------------------------------------       -------------------------------------          --------------
                                               Chairman, Chief Executive Officer
                                               and Director
        s/Gerald J. Rubin                      (Principal Executive Officer)                   May 26, 1998
----------------------------------------
         (Gerald J. Rubin)


                                               Senior Vice President, Finance
                                               Secretary and Chief Financial Officer
                                               (Principal Financial and Accounting
        s/Sam L. Henry                         Officer)                                        May 26, 1998
----------------------------------------
         (Sam L. Henry)


        s/Stanlee N. Rubin                     Director                                        May 26, 1998
----------------------------------------
         (Stanlee N. Rubin)


        s/Christopher L. Carameros             Director                                        May 26, 1998
----------------------------------------
         (Christopher L. Carameros)


        s/Byron H. Rubin                       Director                                        May 26, 1998
----------------------------------------
         (Byron H. Rubin)


        s/Daniel C. Montano                    Director                                        May 26, 1998
----------------------------------------
         (Daniel C. Montano)


        s/Gary B. Abromovitz                   Director                                        May 26, 1998
----------------------------------------
         (Gary B. Abromovitz)

                              HELEN OF TROY LIMITED

                              EXHIBITS TO FORM 10-K

                   For the Fiscal Year Ended February 28, 1998

                         COMMISSION FILE NUMBER 0-23312

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
   3.1   -        Memorandum of Association. Exhibit 3.1 to the Registrant's
                  Registration Statement on Form S-4, File No. 33-73594 filed with the Securities and Exchange Commission on December 30,
                  1993, is hereby incorporated herein by reference.

   3.2   -        Bye-Laws. Exhibit 3.2 to the Registrant's Registration
                  Statement on Form S-4, File No. 33-73594 filed with the
                  Securities and Exchange Commission on December 30, 1993, is
                  hereby incorporated herein by reference.

  10.1   -        Vidal Sassoon, Inc. Amended License Agreement of December 22,
                  1982. Exhibit 10.1 to the Helen of Troy Corporation's
                  Registration Statement on Form S-2, File No. 2-82520 filed with the Securities and Exchange Commission on March 18, 1983,
                  is hereby incorporated herein by reference. The request for confidential treatment of certain portions of this agreement has been granted by the Commission.

  10.2   -        Letter Agreements Amending Sassoon License Agreement. Exhibit
                  10.2 to the Helen of Troy Corporation's Registration Statement
                  on Form S-2, File No. 33-13253 filed with the Securities and
                  Exchange Commission on April 8, 1987, is hereby incorporated herein by reference.

  10.3   -        Form of Directors' and Executive Officers' Indemnity Agreement
                  dated February 11, 1994 executed by each of Gerald J. Rubin,
                  Sam L. Henry, Robert D. Spear, Stanlee N. Rubin, Gary B.
                  Abromovitz, Byron H. Rubin, Daniel C. Montano, and Christopher
                  L. Carameros. Exhibit 10.2 to the Registrant's Registration
                  Statement on Form 8-K, filed with the Securities and Exchange
                  Commission on February 25, 1994, is hereby incorporated herein by reference.

  10.4   -        1994 Stock Option and Restricted Stock Plan, as previously filed with the Registrant's Registration Statement on Form
                  S-4, File No. 33-73594, as Exhibit 10.1 filed with the
                  Securities and Exchange Commission on December 30, 1993, is
                  hereby incorporated herein by reference.

  10.5   -        401(k) Profit Sharing Plan, dated April 12, 1988, as
                  previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1988, is hereby
                  incorporated herein by reference.

  10.6   -        Flexible Spending Arrangement Plan, dated May 1, 1988, as
                  previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1988, is hereby
                  incorporated herein by reference.

  10.7   -        Vidal Sassoon, Inc., European License Agreement, dated January
                  1, 1990, filed with the Securities and Exchange Commission on
                  February 28, 1990, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1990, is hereby incorporated herein by reference. The request for confidential treatment of certain portions of this agreement has been granted by the Commission.

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  10.8   -        Form of Employment Agreement, dated March 1, 1995, executed by
                  Gerald J. Rubin as previously filed with Form 10-K of Helen of
                  Troy Limited for the period ending February 29, 1996, is
                  hereby incorporated herein by reference.

  10.9   -        401(k) Profit Sharing Plan Adoption Agreement, dated December
                  24, 1991, with a retroactive effective date of January 1,
                  1988, as previously filed with Form 10-K of Helen of Troy
                  Corporation for the period ending February 29, 1992, is hereby incorporated herein by reference.

  10.10  -        401(k) Profit Sharing Plan Adoption Agreement, dated December
                  24, 1991, with an effective date of January 1, 1992, as
                  previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1992, is hereby
                  incorporated herein by reference.

  10.11  -        Flexible Benefits Plan, Section 125, dated June 1, 1991, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1992, is hereby
                  incorporated herein by reference.

  10.12  -        Deleted.

  10.13  -        First Amendment to Revlon Consumer Products Corporation
                  ("RCPC") North America Appliance License Agreement, dated
                  September 30, 1992, as previously filed with Form 10-K of
                  Helen of Troy Corporation for the period ending February 28,
                  1993, is hereby incorporated herein by reference.

  10.14  -        First Amendment to RCPC North America Comb and Brush License
                  Agreement, dated September 30, 1992, as previously filed with
                  Form 10-K of Helen of Troy Corporation for the period ending
                  February 28, 1993, is hereby incorporated herein by reference.

  10.15  -        First Amendment to RCPC International Appliance License
                  Agreement, dated September 30, 1992, as previously filed with
                  Form 10-K of Helen of Troy Corporation for the period ending
                  February 28, 1993, is hereby incorporated herein by reference.

  10.16  -        First Amendment to RCPC International Comb and Brush License
                  Agreement, dated September 30, 1992, as previously filed with
                  Form 10-K of Helen of Troy Corporation for the period ending
                  February 28, 1993, is hereby incorporated herein by reference.

  10.17  -        Form of Non-Statutory Stock Option Agreement, dated February
                  28, 1994, executed by each of Gerald J. Rubin and Don Hall, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  10.18  -        Form of Incentive Stock Option Agreement, dated February 28,
                  1994, executed by each of Gerald J. Rubin, Arthur A. August,
                  Randolph Maxwell, Sam L. Henry, William D. McCorvey and Robert
                  D. Spear, as previously filed with Form 10-K of Helen of Troy
                  Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

  10.19  -        Deleted

  10.20  -        Form of Employment Agreement, dated January 3, 1994, executed by William D. McCorvey, as previously filed with Form 10-K of
                  Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

  10.21  -        Supply Agreement between Helen of Troy Corporation and Helen of Troy Limited, a Barbados corporation, dated February 28,
                  1994, as previously filed with Form 10-K of Helen of Troy
                  Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

  10.22  -        License Agreement between Helen of Troy Corporation and Helen of Troy Limited, a Barbados corporation, dated February 28,
                  1994, as previously filed with Form 10-K of Helen of Troy
                  Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

  10.23  -        Amended and Restated Note Purchase, Guaranty and Master Shelf
                  Agreement, $40,000,000 7.01% Guaranteed Senior Notes and
                  $40,000,000 Guaranteed Senior Note Facility, as previously filed with Form 10-Q of Helen of Troy Limited for the period ending November 30, 1996, is hereby incorporated herein by reference.

  10.24  -        Form of employment contract for H. McIntyre Gardner, as
                  previously filed with Form 10-Q of Helen of Troy Limited for the period ending November 30, 1997, is hereby incorporated herein by reference.

  21     -        Subsidiaries of the Registrant, filed herewith.

  23     -        Independent Auditors' Consent, filed herewith.

  27     -        Financial Data Schedule, filed herewith.