Form 10-Q
period 1998-05-31
HELEN OF TROY LTD
filed 1998-07-10
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 1998


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
    For the transition period from...................to.............


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

     As of July 7, 1998 there were 27,856,428 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

PART I.  FINANCIAL INFORMATION

                  Item 1  Consolidated Condensed Balance
                                Sheets as of May 31, 1998 and
                                February 28, 1998...........................3

                           Consolidated Condensed Statements
                                of Income for the Three Months
                                Ended May 31, 1998 and May 31, 1997.........5

                           Consolidated Condensed Statements
                                of Cash Flows for the Three Months
                                Ended May 31, 1998 and May 31, 1997.........6

                           Notes to Consolidated Condensed
                                Financial Statements........................8

                  Item 2  Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations..................................9


PART II. OTHER INFORMATION

                  Item 5  Other information................................10

                  Item 6  Exhibits and Reports on Form 8-K.................10

SIGNATURES.................................................................11

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                           May 31,       February 28,
                                                            1998             1998
                                                          --------       ------------
                                                         (unaudited)
Assets

Current assets:
         Cash and cash equivalents                        $ 35,505           $ 55,670
         Receivables - principally trade,
                  less allowance for doubtful
                  receivables of $742 at May 31, 1998
                  and $568 at February 28, 1998             51,844             44,569
         Inventories                                        78,464             71,357
         Prepaid expenses                                    8,263              3,802
         Deferred income tax benefits                        1,711              1,522
                                                          --------           --------

                  Total current assets                     175,787            176,920


Property and equipment, net of accumulated
         depreciation of $5,534 at May 31, 1998
         and $4,892 at February 28, 1998                    29,686             26,255


License agreements, at cost, less accumulated
         amortization of $8,322 at May 31, 1998
         and $8,068 at February 28, 1998                     8,730              8,984

Other assets, net of amortization                           15,907             15,401
                                                          --------           --------

                  Total assets                            $230,110           $227,560
                                                          ========           ========


                                                                             (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except shares)


                                                                   May 31,          February 28,
                                                                    1998               1998
                                                                  --------          -----------
                                                                 (unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable, principally trade                      $    758             $  1,430
         Accrued expenses:
                  Advertising and promotional                        6,383                4,599
                  Other                                              7,891                7,389
         Income taxes payable                                        6,121                9,208
                                                                  --------           ----------
                  Total current liabilities                         21,153               22,626

         Long-term debt                                             55,450               55,450
                                                                  --------             --------

                  Total liabilities                                 76,603               78,076

Stockholders' equity:
         Cumulative preferred stock, non-voting,
                  $1.00 par value.  Authorized 2,000,000
                  shares; none issued                                   --                   --
         Common stock, $.10 par value
                  authorized 50,000,000 shares;
                  issued and outstanding 27,825,780 shares at
                  May 31, 1998 and 27,281,242 shares at
                  February 28, 1998                                  2,783                2,728
         Additional paid-in-capital                                 31,031               31,899
         Retained earnings                                         119,693              114,857
                                                                  --------             --------
                  Total stockholders' equity                       153,507              149,484
                                                                  --------             --------

Commitments and contingencies (Note 2)                                  --                   --

         Total liabilities and stockholders' equity               $230,110             $227,560
                                                                  ========             ========


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                   Three Months Ended
                                                         May 31,
                                                   1998          1997
                                                 --------      --------
Net sales                                        $ 64,136      $ 52,448
Cost of sales                                      39,147        32,637
                                                 --------      --------

         Gross profit                              24,989        19,811

Selling, general and administrative expenses       18,796        14,944
                                                 --------      --------

         Operating income                           6,193         4,867

Other income (expense):
         Interest expense                            (912)         (711)
         Other income, net                            764           427
                                                 --------      --------

         Total other income (expense)                (148)         (284)
                                                 --------      --------

         Earnings before income taxes               6,045         4,583

Income tax expense (benefit):
         Current                                    1,398           916
         Deferred                                    (189)          115
                                                 --------      --------

         Net earnings                            $  4,836      $  3,552
                                                 ========      ========

Earnings per share:
         Basic                                   $    .18      $    .13
         Diluted                                      .17           .12

Weighted average number of common and common
         equivalent shares used in computing
         earnings per share
         Basic                                 27,544,779    26,373,504
         Diluted                               29,129,930    28,417,516

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                             Three Months Ended
                                                                                    May 31,

                                                                             1998         1997
                                                                           -------      -------


Cash flows from operating activities:
         Net earnings                                                      $ 4,836      $ 3,552
         Adjustments to reconcile net income
                  to net cash provided (used) by operating activities:
                  Depreciation and amortization                              1,079          872
                  Provision for doubtful receivables                           174          195
                  Deferred taxes, net                                         (189)         115
                  Changes in operating assets and liabilities:
                           Accounts receivable                              (7,449)      (5,740)
                           Inventory                                        (7,107)       3,756
                           Prepaid expenses                                 (4,461)      (1,515)
                           Accounts payable                                   (672)        (542)
                           Accrued expenses                                  2,286        2,500
                           Income taxes payable                             (3,087)         781
                                                                           -------      -------

                           Net cash provided (used) by
                           operating activities                            (14,590)       3,974

Cash flows from investing activities:
         Capital and license expenditures                                   (3,808)        (652)
         Other assets                                                         (954)        (177)
         Collection on note receivable                                          --          117
                                                                           -------      -------

                  Net cash used by investing activities                     (4,762)        (712)



                                                                                       (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                          Three Months Ended
                                                                               May 31,
                                                                        1998          1997
                                                                      --------      --------

Cash flows from financing activities:
         Net payments on revolving
                  line of credit                                            --        (4,001)
         Exercise of stock options including related tax benefits         (813)          506
                                                                      --------      --------

         Net cash used by financing activities                            (813)       (3,495)
                                                                      --------      --------

         Net decrease in cash and cash equivalents                     (20,165)         (233)
                                                                      --------      --------


Cash and cash equivalents, beginning of period                          55,670        25,798
                                                                      --------      --------

Cash and cash equivalents, end of period                              $ 35,505      $ 25,565
                                                                      ========      ========


Supplemental cash flow disclosures:
         Interest paid                                                $    982      $    728
         Income taxes paid, net of refund                                   --            --


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 1998


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of May 31, 1998 and February 28, 1998 and the results of its operations for the periods ended May 31, 1998 and 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,585,151 and 2,044,012 for the three months ended May 31, 1998 and 1997, respectively. All potentially dilutive securities are included in the calculations of diluted earnings per share.

Note 4 - On August 26, 1997, the Company's Directors approved a 2-for-1 stock split that was paid as a 100% stock dividend on September 22, 1997 to stockholders of record on September 8, 1997. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales increased $11,688,000, or 22%, during the first quarter of fiscal 1999, when compared to the same period of fiscal 1998. The growth in net sales was due to broadly based volume increases for existing products, combined with the introduction of new retail products in the consumer appliance category.

Gross profit as a percentage of sales increased to 39.0% for the first quarter of fiscal 1999, versus 37.8% in the first quarter of fiscal 1998. During the four quarters of fiscal 1998 the Company experienced a pattern of consecutive small increases in gross profit percentages, with gross profit reaching 38.8% in the fourth quarter of fiscal 1998. These improvements in the gross profit margin are attributable to changes in the mix of products sold.

Selling, general, and administrative expenses remained relatively constant as a percentage of net sales at 29% for the first quarter of fiscal 1999 and the first quarter of fiscal 1998. Expanded sales promotion and advertising expenses were offset by the economies of increased sales volume.

Interest expense increased to $912,000 in the first quarter of fiscal 1999, from $711,000 in the first quarter of fiscal 1998. The increase is attributable to an additional $15,000,000 of long-term debt beginning July 18, 1997. Other income increased to $764,000 in the first quarter of fiscal 1999, compared to $427,000 for the first quarter of fiscal 1998. The Company earned more interest income mainly because of a larger balance of invested funds.

Income tax expense as a percentage of earnings before income taxes decreased to 20% in the first quarter of fiscal 1999 compared to 22.5% in fiscal 1998. In the course of conducting a periodic review of the facts and circumstances relevant to the accrual of income taxes, management concluded that an accrual rate of 20% is appropriate for fiscal 1999.

Liquidity and Capital Resources

The Company's working capital and current ratio were $154,634,000 and 8.3, respectively at May 31, 1999. Cash decreased to $35,505,000 at May 31, 1998 from $55,670,000 at February 28, 1998. Increases in accounts receivable, inventory, prepaid expenses and capital expenditures for the construction of the Company's new corporate headquarters contributed to the decrease in cash. Additionally, the payment of employee withholding taxes in connection with the exercise of stock options reduced the Company's cash balance.

The decrease in income taxes payable resulted from recording the tax benefit to the Company's U.S. subsidiary for the exercise of stock options.

The Company believes its capital resources are adequate to finance growth and to service the Company's debt obligations. The Company also believes that internal funds and available credit will be adequate to finance the new headquarters office building, which is planned for completion near the end of calendar 1998.

PART II. OTHER INFORMATION

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

         27.1 Restated Financial Data Schedule for the year ended February 28, 1997

         27.2 Restated Financial Data Schedule for the three months ended May 31, 1997

         27.3 Restated Financial Data Schedule for the six months ended August 31, 1997

         27.4 Restated Financial Data Schedule for the nine months ended November 30, 1997

         27.5   Financial Data Schedule for the three months ended May 31, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HELEN OF TROY LIMITED
                                                ---------------------
                                                     (Registrant)



Date      July 8, 1998                             /s/ Gerald J. Rubin
      --------------------                      ----------------------------
                                                       Gerald J. Rubin
                                                 Chairman of the Board, Chief
                                                      Executive Officer
                                                 (Principal Executive Officer)


Date      July 8, 1998                              /s/ Sam L. Henry
      --------------------                      ----------------------------
                                                        Sam L. Henry
                                                Senior Vice-President, Finance,
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER        DESCRIPTION
         -------       -----------------------
         27.1          Restated Financial Data Schedule for the year ended February 28, 1997

         27.2          Restated Financial Data Schedule for the three months ended May 31, 1997

         27.3          Restated Financial Data Schedule for the six months ended August 31, 1997

         27.4          Restated Financial Data Schedule for the nine months ended November 30, 1997

         27.5          Financial Data Schedule for the three months ended May 31, 1998