Form 10-Q
period 1998-08-31
HELEN OF TROY LTD
filed 1998-10-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



                 For the quarterly period ended August 31, 1998


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
    For the transition period from             to
                                   -----------    ------------------

                         Commission file number 0-23312


                              HELEN OF TROY LIMITED
             (Exact name of registrant as specified in its charter)

                    Bermuda                      74-2692550
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

         As of October 12, 1998 there were 28,691,972 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                                                          Page No.
PART I.  FINANCIAL INFORMATION

                  Item 1  Consolidated Condensed Balance
                                    Sheets as of August 31, 1998 and
                                    February 28, 1998.........................................................................3

                          Consolidated Condensed Statements
                                    of Income for the Three and Six
                                    Months Ended August 31, 1998 and
                                    August 31, 1997...........................................................................5

                          Consolidated Condensed Statements
                                    of Cash Flows for the Six Months
                                    Ended August 31, 1998 and
                                    August 31, 1997...........................................................................6

                          Notes to Consolidated Condensed
                                    Financial Statements......................................................................8

                  Item 2  Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations................................................................................9


PART II. OTHER INFORMATION

                  Item 4  Submission of Matters to a Vote of Security Holders................................................12

                  Item 5  Other Information..................................................................................13

                  Item 6  Exhibits and Reports on Form 8-K...................................................................13

SIGNATURES...................................................................................................................14

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)


                                                                                            August 31,   February 28,
                                                                                               1998          1998
                                                                                            ----------   ------------
                                                                                            (unaudited)
Assets

Current assets:
         Cash and cash equivalents                                                           $ 24,450     $ 55,670
         Receivables - principally trade,
                  less allowance for doubtful
                  receivables of $606 at August 31, 1998
                  and $568 at February 28, 1998                                                56,581       44,569
         Inventories                                                                           99,850       71,357
         Prepaid expenses                                                                       7,835        3,802
         Deferred income tax benefits                                                           1,961        1,522
                                                                                             --------     --------

                  Total current assets                                                        190,677      176,920


Property and equipment
         net of accumulated depreciation of
         $5,921 at August 31, 1998 and
         $4,892 at February 28, 1998                                                           33,329       26,255


License agreements, at cost, less accumulated
         amortization of $8,577 at August 31, 1998
         and $8,068 at February 28, 1998                                                        8,475        8,984


Other assets, net of amortization                                                              19,628       15,401
                                                                                             --------     --------

                  Total assets                                                               $252,109     $227,560
                                                                                             ========     ========

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)


                                                                                            August 31,   February 28,
                                                                                               1998         1998
                                                                                            ----------   ------------
                                                                                            (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable                                                                       $ 10,000     $     --
         Accounts payable, principally trade                                                      875        1,430
         Accrued expenses:
                  Advertising and promotional                                                   7,859        4,599
                  Other                                                                         8,086        7,389
         Income taxes payable                                                                   8,145        9,208
                                                                                             --------     --------
                  Total current liabilities                                                    34,965       22,626

         Long-term debt                                                                        55,450       55,450
                                                                                             --------     --------

                  Total liabilities                                                            90,415       78,076

Stockholders' equity:
         Cumulative preferred stock, non-voting,
                  $1.00 par value.  Authorized 2,000,000
                  shares; none issued                                                              --           --
         Common stock, $.10 par value
                  Authorized 50,000,000 shares; issued and outstanding
                  27,961,428 shares at August 31, 1998 and 27,281,242 shares at
                  February 28, 1998                                                             2,796        2,728
         Additional paid-in-capital                                                            31,661       31,899
         Retained earnings                                                                    127,237      114,857
                                                                                             --------     --------
                  Total stockholders' equity                                                  161,694      149,484

Commitments and contingencies (Note 2)                                                             --           --

         Total liabilities and stockholders' equity                                          $252,109     $227,560
                                                                                             ========     ========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                       Three Months Ended                   Six Months Ended
                                                           August 31,                          August 31,
                                                     1998              1997              1998              1997
                                                 ------------      ------------      ------------      ------------
Net sales                                        $     72,162      $     60,929      $    136,298      $    113,356
Cost of sales                                          43,467            37,666            82,614            70,303
                                                 ------------      ------------      ------------      ------------

         Gross profit                                  28,695            23,263            53,684            43,053

Selling, general and administrative expenses           19,016            15,537            37,812            30,460
                                                 ------------      ------------      ------------      ------------

         Operating income                               9,679             7,726            15,872            12,593

Other income (expense):
         Interest expense                                (852)             (846)           (1,764)           (1,558)
         Other income, net                                603               729             1,367             1,157
                                                 ------------      ------------      ------------      ------------

         Total other income (expense)                    (249)             (117)             (397)             (401)
                                                 ------------      ------------      ------------      ------------

         Earnings before income taxes                   9,430             7,609            15,475            12,192

Income tax expense (benefit):
         Current                                        2,136             1,760             3,534             2,676
         Deferred                                        (250)              (48)             (439)               67
                                                 ------------      ------------      ------------      ------------


         Net earnings                            $      7,544      $      5,897      $     12,380      $      9,449
                                                 ============      ============      ============      ============

Earnings per share
         Basic                                   $        .27      $        .22      $        .45      $        .36
         Diluted                                          .26               .21               .42               .33

Weighted average number of common and common
         equivalent shares used in computing
         earnings per share -
         Basic                                     27,880,371        26,706,646        27,713,194        26,539,480
         Diluted                                   29,416,613        28,728,096        29,273,890        28,572,212


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                      Six Months Ended
                                                                         August 31,

                                                                     1998          1997
                                                                   --------      --------
Cash flows from operating activities:
         Net earnings                                              $ 12,380      $  9,449
         Adjustments to reconcile net income
                  to net cash provided/(used) by
                  operating activities:
                  Depreciation and amortization                       2,190         1,893
                  Provision for doubtful receivables                     38            84
                  Provision for deferred taxes, net                    (439)           66
                  Gain on sale of assets                                 --          (282)
                  Changes in operating assets and liabilities:
                           Accounts receivable                      (12,050)      (13,140)
                           Inventory                                (28,493)        3,597
                           Prepaid expenses                          (4,033)       (2,250)
                           Accounts payable                            (555)       (1,859)
                           Accrued expenses                           3,957         3,594
                           Income taxes payable                      (1,063)        2,831
                                                                   --------      --------

                           Net cash provided/(used) by
                           operating activities                     (28,068)        3,983

Cash flows from investing activities:
         Capital and license expenditures                            (7,838)       (1,587)
         Proceeds from sale of assets                                    --         1,678
         Other assets                                                (5,144)       (3,591)
         Collection on note receivable                                   --           234
                                                                   --------      --------

                  Net cash used by investing activities             (12,982)       (3,266)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                Six Months Ended
                                                                   August 31,
                                                               1998          1997
                                                             --------      --------
Cash flows from financing activities:
         Net borrowings (payments) on revolving
                  line of credit                               10,000        (4,001)
         Proceeds from long-term debt                              --        15,000
         Exercise of stock options including
                  related tax benefits                           (170)        2,950
                                                             --------      --------

         Net cash provided by financing activities              9,830        13,949
                                                             --------      --------

         Net increase/(decrease) in cash
                  and cash equivalents                        (31,220)       14,666
                                                             --------      --------


Cash and cash equivalents, beginning of period                 55,670        25,798
                                                             --------      --------

Cash and cash equivalents, end of period                     $ 24,450      $ 40,464
                                                             ========      ========



Supplemental cash flow disclosures:
         Interest paid                                       $  1,964      $  1,448
         Income tax (refund, net of payments)/taxes paid           --          (213)


See accompanying notes to consolidated condensed financial statements.

                                                                    (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1998

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of August 31, 1998 and February 28, 1998 and the results of its operations for the periods ended August 31, 1998 and 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,536,242 and 2,021,450, respectively, for the three months ended August 31, 1998 and 1997, and 1,560,696 and 2,032,732, respectively, for the six months ended August 31, 1998 and 1997. All potentially dilutive securities are included in the calculations of diluted earnings per share.

Note 4 - On September 25, 1998, the Company acquired 100% of the stock of Karina, Inc., a New Jersey corporation. Karina develops, designs and markets basic and fashion hair accessories, brushes, combs, and various personal care implements. In exchange for the stock of Karina, the Company issued 691,760 shares of its Common Stock to Karina's shareholders. The Company will report this acquisition using the purchase method of accounting. As of and for the fiscal year ended May 31, 1998, its most recent fiscal year-end, Karina's unaudited financial statements reflected total assets and net revenues of $4,786,000 and $14,201,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended August 31, 1998

Net second quarter sales increased $11,233,000, or 18.4%, when compared to the quarter ended August 31, 1997, as the Company experienced broadly based sales growth in all of its product groups.

The Company anticipates achieving further sales increases in the brushes, combs and accessories product group through its September 1998 acquisition of 100% of the outstanding stock of Karina, Inc. Karina develops, designs and markets basic and fashion hair accessories, hairbrushes, combs, and various personal care implements under the Karina, Chez Robere, Aimee, Altesse, and Kent trade names. The Company believes that the acquisition of Karina provides it with an entry into the "high-end" segment of the markets for these products and with new opportunities in mass retail markets.

Gross profit as a percentage of sales increased to 39.8% for the quarter ended August 31, 1998, from 38.2% for the quarter ended August 31, 1997. The increased gross profit percentage reflected a favorable mix of products sold, as well as slight reductions in the cost of goods sold for some of the Company's products. Growth in sales of brushes, combs and accessories as a percentage of the Company's total sales contributed to the beneficial product mix change in second quarter of fiscal 1999.

Selling, general, and administrative expenses as a percentage of sales increased to 26.4% for the second quarter of fiscal 1999, from 25.5% for the same period in fiscal 1998. Increased bad debt and freight expenses more than offset the economies of higher sales in the second quarter of fiscal 1999. Due to the financial failure of the independent distributor of the Company's products in Russia, the Company recognized a bad debt loss of $740,000 in the second quarter. That distributor's account represented the Company's only significant exposure to receivable losses in Russia or Asia. Freight expense increased as a percentage of net sales primarily because of a shift in sales mix to products for which freight expense is a higher percentage of the sales price.

Interest expense remained comparable between the second quarters of fiscal 1999 and fiscal 1998. Interest payments resulting from the $15,000,000 Guaranteed Senior Note issued on July 18, 1997 increased interest expense for the quarter ended August 31, 1998, compared to the same period in the prior fiscal year. The capitalization of interest on construction of the Company's new headquarters offset most of the increased interest expense.

Second quarter fiscal 1999 other income decreased $126,000, or 17.3%, versus the second quarter of fiscal 1998. A $237,000 gain recorded on the sale of land during the quarter ended August 31, 1997 more than offset increased interest income for the three months ended August 31, 1998.

The Company recorded income tax expense equal to 20.0% of pre-tax income for the quarter ended August 31, 1998, compared to 22.5% for the quarter ended August 31, 1997. Beginning in the first quarter of fiscal 1999, management's review of the facts and circumstances relevant to the accrual of income taxes indicated that a tax rate of 20.0% is appropriate for fiscal 1999.


Six Months Ended August 31, 1998

Net sales for the first six months of fiscal 1999 increased $22,942,000, or 20.2%, when compared to the same period in fiscal 1998. Sales for the first six months of fiscal 1999 increased in all of the Company's product groups, compared to the same period in fiscal 1998.

Gross profit as a percentage of sales increased from 38.0% for the six months ended August 31, 1997 to 39.4% for the six months ended August 31, 1998. As with the increase for the second quarter discussed above, the Company attained growth in its gross profit margins through a favorable product mix and through slight reductions in its costs of goods sold.

Selling, general, and administrative expenses increased to 27.8% of sales for the six months ended August 31, 1998, compared to 26.9% for the six months ended August 31, 1997. The effects of increased bad debt and freight expenses mentioned above in the discussion of the results for the second quarter, as well as higher advertising and sales promotion expenses, exceeded slightly the economies produced by increased sales.

Interest expense increased 13.2% for the first six months of fiscal 1999, compared to the same period in fiscal 1998. The average outstanding debt balance was higher during the six months ended August 31, 1998 than for the six months ended August 31, 1997 due to the issuance of $15,000,0000 in Guaranteed Senior Notes by one of the Company's subsidiaries in July of 1997.

Other income decreased $210,000, or 18.2%, for the six months ended August 31,1998, compared to the same period last fiscal year, primarily because of the gain on sale of land recorded by the Company in fiscal 1998 and mentioned above in the discussion of other income for the quarter.

Liquidity and Capital Resources

The Company's working capital and current ratio were $155,712,000 and 5.5, respectively, at August 31, 1998, compared to $154,294,000 and 7.8, respectively, at February 28, 1998. The Company's cash balance decreased to $24,450,000 at August 31, 1998 from $55,670,000 at February 28, 1998, due to seasonal increases in accounts receivable and inventory, the addition of new inventories for new product lines and the construction of a new office building. The new product lines include both internally developed products and products obtained through acquisitions.

The Company believes its capital resources are adequate to finance growth and to service the Company's debt obligations. The Company also believes that internal funds and available credit will be adequate to finance the completion of the new headquarters office building, which is expected to occur in March 1999.

Year 2000

Until recently most computer software and hardware, as well as chips and processors embedded in various products, (collectively referred to as "computer applications") used two digits, rather than four, to define the applicable year. Such computer applications might process incorrectly any date after December 31, 1999. Consequently, many business and governmental entities face the risk of some degree of interruption in their operations when using computer applications to process dates of January 1, 2000 and beyond. This is known as the Year 2000 ("Y2K") Issue.

The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Y2K readiness with regard to critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that it will complete the necessary actions to bring all of its critical IT systems into Y2K compliance by December 1998.

Software and hardware, such as security and telephone systems, that facilitate the operations of its warehouses and corporate headquarters, as well as computer chips embedded in its products comprise the Company's primary non-IT systems. The Company is in the process of assessing the Y2K compliance of the non-IT systems that operate at its facilities and expects to conclude this assessment by December 1998. The computer chips embedded in the products sold by the Company are not date-sensitive and therefore pose no Y2K risk.

The Company has not incurred, nor does it expect to incur, material costs in readying its computer applications for the Year 2000. The IT and non-IT systems currently in place or expected to be in place were not purchased specifically, nor was their installation accelerated, because of the Y2K issue.

The Company has assessed communications received from its major customers and the representations that some of those customers have made in reports filed with the Securities and Exchange Commission. Based on this assessment, the Company believes that those customers will be Y2K compliant. After an assessment of its relationships with its suppliers, the Company will send Y2K readiness inquiries to vendors that supply products or components that could not be easily obtained from other suppliers, if it is determined that any such vendor relationships exist. The Company expects to send such inquiries, if deemed necessary, by the end of December 1998. The Company has received communications from its key financial service providers indicating that they are actively working to resolve their Y2K service issues.

There can be no guarantee that the Company or its trading partners will not experience Y2K compliance difficulties. If the Company or its significant trading partners experience Y2K compliance problems, adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include disruptions in both shipments and receipts of products, delays in the Company's receipt of payments from customers and delays in the ability to pay certain suppliers.

The Company believes that the Y2K compliance of its IT and non-IT systems as well as its efforts to assess the Y2K compliance of its trading partners should minimize the business difficulties encountered as a result of the Y2K issue. Consequently, the Company does not anticipate the need to formulate contingency plans to deal with Y2K issues and has not formulated such plans. If this assessment changes, the Company will develop contingency plans as deemed necessary.

Information relating to forward-looking statements

This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ from those anticipated include: (1) industry conditions and competition, (2) risks associated with operating in foreign jurisdictions, (3) worldwide and domestic economic conditions, (4) the impact of current and future laws and litigation, (5) uninsured losses, (6) management's reliance on the representations of third parties, and (7) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended February 28, 1998.


PART II.     OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held August 25, 1998, in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

o     Proposal 1. Election of Directors;
o     Proposal 2. To consider approval of the Helen of Troy Limited 1998 Stock
                  Option and Restricted Stock Plan;
o     Proposal 3. To consider approval of the Helen of Troy Limited 1998
                  Employee Stock Purchase Plan.

A description of the foregoing matters is contained in the Company's Proxy Statement dated July 23, 1998, relating to the 1998 Annual Meeting of Shareholders.

With respect to Proposal 1, the Directors received the following votes:

                                                       Against or                          Broker
                                            For         Withheld       Abstentions        Non-Votes
Gerald J. Rubin                          24,721,330           600           59,278                0
Daniel C. Montano                        24,623,040        98,890           59,278                0
Byron H. Rubin                           24,714,793         7,137           59,278                0
Stanlee N. Rubin                         24,548,323       173,607           59,278                0
Gary B. Abromovitz                       24,719,805         2,125           59,278                0
Christopher L. Carameros                 24,720,615         1,315           59,278                0

Proposals 2 and 3 received the following votes:

                  Proposal 2
                                                                                     Broker
                           For               Against          Abstentions          Non-Votes
                        12,915,107           7,879,062            66,498             3,944,745

                  Proposal 3
                                                                                     Broker
                           For               Against          Abstentions          Non-Votes
                        15,007,105           5,922,436            63,791             3,812,080

Item. 5. Other Information

Shareholder Proposals

Proposals of the shareholders intended to be presented at the Company's 1999 Annual Meeting of Shareholders pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy materials must be received by the Company no later than March 5, 1999. If a proponent fails to notify the Company by May 19, 1999 of a non-Rule 14a-8 shareholder proposal that it intends to submit at the Company's 1999 Annual Meeting of Shareholders, the proxy solicited by the Board of Directors with respect to such meeting may grant discretionary authority to the proxies named therein to vote with respect to such matter.

Items 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

           27  Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HELEN OF TROY LIMITED
                                                   (Registrant)



Date October 14, 1998                                /s/ Gerald J. Rubin
     ----------------                         ----------------------------------
                                                        Gerald J. Rubin
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Date October 14, 1998                                 /s/ Sam L. Henry
     ----------------                         ----------------------------------
                                                         Sam L. Henry
                                              Senior Vice-President, Finance,
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                 Exhibit Index

Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule