Form 10-Q
period 1998-11-30
HELEN OF TROY LTD
filed 1999-01-14
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1998

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

     As of January 12, 1999 there were 29,044,652 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX


                                                                         Page No.
PART I.  FINANCIAL INFORMATION

         Item 1   Consolidated Condensed Balance
                       Sheets as of November 30, 1998 and
                       February 28, 1998......................................3

                  Consolidated Condensed Statements
                       of Income for the Three and Nine
                       Months Ended November 30, 1998 and
                       November 30, 1997......................................5

                  Consolidated Condensed Statements
                       of Cash Flows for the Nine Months
                       ended November 30, 1998 and
                       November 30, 1997......................................6

                  Notes to Consolidated Condensed
                       Financial Statements...................................8

         Item 2 Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations............................................10


PART II.   OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K............................14


SIGNATURES...................................................................15

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                             November 30,       February 28,
                                                                1998               1998
                                                            --------------     --------------
                                                             (unaudited)
Assets

Current Assets:
         Cash and cash equivalents                          $        9,433     $       55,670
         Receivables - principally trade,
                  less allowance for doubtful
                  receivables of $1,206 at November 30,
                  1998 and $568 at February 28, 1998                76,675             44,569
         Inventories                                                98,524             71,357
         Prepaid expenses                                            3,445              3,802
         Deferred income tax benefits                                2,257              1,522
                                                            --------------     --------------

                  Total current assets                             190,334            176,920


Property and equipment,
         net of accumulated depreciation of
         $7,039 at November 30, 1998 and $4,892
         at February 28, 1998                                       38,867             26,255


License agreements, at cost, less
         amortization of $8,830 at November 30,
         1998 and $8,068 at February 28, 1998                        8,221              8,984

Goodwill                                                            37,154             10,856

Other assets, net of amortization                                   15,233              4,545
                                                            --------------     --------------
                  Total assets                              $      289,809     $      227,560
                                                            ==============     ==============


                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                 November 30,       February 28,
                                                                    1998               1998
                                                                --------------     --------------
                                                                 (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable                                          $        4,814     $           --
         Accounts payable, principally trade                             4,830              1,430
         Accrued expenses:
                  Advertising and promotional                            7,704              4,599
                  Other                                                 11,142              7,389
         Income taxes payable                                           11,167              9,208
                                                                --------------     --------------

                  Total current liabilities                             39,657             22,626

         Long-term debt                                                 55,479             55,450
                                                                --------------     --------------

                  Total liabilities                                     95,136             78,076

Stockholders' equity:
         Cumulative preferred stock, non-voting,
                  $1.00 par value.  Authorized 2,000,000
                  shares; none issued                                       --                 --
         Common stock, $.10 par value
                  Authorized 50,000,000 shares;
                  issued and outstanding, 29,043,652 shares
                  at November 30, 1998 and 27,281,242
                  shares at February 28, 1998                            2,904              2,728
         Additional paid-in-capital                                     53,441             31,899
         Retained earnings                                             138,328            114,857
                                                                --------------     --------------

                  Total stockholders' equity                           194,673            149,484
                                                                --------------     --------------

Commitments and contingencies                                               --                 --

         Total liabilities and stockholders' equity             $      289,809     $      227,560
                                                                ==============     ==============

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)


                                                        For the Three Months               For the Nine Months
                                                        Ended November 30,                 Ended November 30,

                                                      1998              1997              1998              1997
                                                 ------------      ------------      ------------      ------------
Net sales                                        $     89,144      $     82,780      $    225,442      $    196,137
Cost of sales                                          53,085            50,979           135,699           121,283
                                                 ------------      ------------      ------------      ------------

         Gross profit                                  36,059            31,801            89,743            74,854

Selling, general and administrative expenses           21,719            19,398            59,531            49,858
                                                 ------------      ------------      ------------      ------------
           Operating income                            14,340            12,403            30,212            24,996
Other income (expense):
         Interest (expense)                              (817)             (986)           (2,581)           (2,544)
         Interest income                                  144               468             1,330             1,160
         Other, net                                       196                52               377               517
                                                 ------------      ------------      ------------      ------------


         Total other income (expense)                    (477)             (466)             (874)             (867)
                                                 ------------      ------------      ------------      ------------
Earnings before income taxes                           13,863            11,937            29,338            24,129

Income tax expense (benefit):
         Current                                        3,069             3,243             6,603             5,919
         Deferred                                        (296)             (549)             (735)             (482)
                                                 ------------      ------------      ------------      ------------

         Net earnings                            $     11,090      $      9,243      $     23,470      $     18,692
                                                 ============      ============      ============      ============

Earnings per share
         Basic                                   $        .39      $        .34      $        .84      $        .70
         Diluted                                          .37               .32               .80               .65

Weighted average number of common and common
         equivalent shares used in computing
         earnings per share
         Basic                                     28,665,065        27,096,534        28,026,758        26,724,167
         Diluted                                   29,784,645        29,285,932        29,440,416        28,809,121

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                               Nine Months Ended
                                                                 November 30,

                                                              1998          1997
                                                            --------      --------

Cash flows from operating activities:
         Net earnings                                       $ 23,470      $ 18,692
         Adjustments to reconcile net income
         to net cash used by operating activities:
         Depreciation and amortization                         3,405         2,921
         Provision for doubtful receivables                      444           356
         Provision for deferred taxes, net                      (735)         (483)
         Gain on sale of assets                                   --          (282)
         Changes in operating assets and liabilities:
                  Accounts receivable                        (29,730)      (34,658)
                  Inventory                                  (23,865)          (91)
                  Prepaid expenses                               598        (2,008)
                  Accounts payable                              (792)         (655)
                  Accrued expenses                             6,478         8,638
                  Income taxes payable                         1,832         5,947
                                                            --------      --------
                  Net cash used by operating activities      (18,895)       (1,623)

Cash flows from investing activities:
         Capital and license expenditures                    (13,376)       (2,063)
         Proceeds from sale of assets                             --         1,678
         Other assets                                        (14,930)       (4,077)
         Acquisitions, net of cash acquired                   (2,234)           --
         Collection on note receivable                            --           413
                                                            --------      --------

                  Net cash used by investing activities      (30,540)       (4,049)



                                                                     (continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                             Nine Months Ended
                                                                                November 30,

                                                                             1998          1997
                                                                           --------      --------
Cash flows from financing activities:
         Net (payments)/borrowings on revolving line of credit             $  4,814      $ (4,001)
         Proceeds from long-term debt                                            --        15,000
         Payments on long-term debt                                          (1,634)           --
         Exercise of stock options, including related tax benefits               18         4,027
                                                                           --------      --------

                  Net cash provided by financing activities                   3,198        15,026
                                                                           --------      --------

                  Net increase/(decrease) in cash and cash equivalents      (46,237)        9,354
                                                                           --------      --------

Cash and cash equivalents, beginning of period                               55,670        25,798
                                                                           --------      --------
Cash and cash equivalents, end of period                                   $  9,433      $ 35,152
                                                                           ========      ========

Supplemental cash flow disclosures:
         Interest paid                                                     $  2,949      $  2,431
         Income taxes paid                                                       --          (213)
         Capital stock issued for acquisitions                               21,700            --

-------------------------------------------------------------------------------------------------
Details of Acquisitions:
         Fair value of assets acquired                                     $ 30,783      $     --
         Liabilities assumed                                                  6,362            --
         Stock issued                                                        21,700            --
                                                                           --------      --------
         Cash paid                                                            2,721            --
Less: cash acquired                                                            (487)           --
                                                                           --------      --------
Net cash paid for acquisitions                                             $  2,234      $     --
                                                                           ========      ========


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 1998

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of November 30, 1998 and February 28, 1998 and the results of its operations for the periods ended November 30, 1998 and 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Basic earnings per share is computed based upon the weighed average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,119,580 and 2,189,398, respectively, for the three months ended November 30, 1998 and 1997, and 1,413,658 and 2,084,954, respectively, for the nine months ended November 30, 1998 and 1997. Dilutive securities for the three months ended November 30, 1998 included 1,087,490 shares for dilutive stock options and 32,090 shares contingently issuable as part of an acquisition. For the nine months ended November 30, 1998, dilutive securities included 1,402,962 shares attributable to dilutive stock options and 10,696 shares contingently issuable as part of an acquisition. All dilutive securities for the three and nine-month periods ended November 30, 1997 consisted of dilutive stock options outstanding. All dilutive securities are included in the calculations of diluted earnings per share.

Note 4 - On September 25, 1998, the Company acquired 100% of the stock of Karina, Inc., a New Jersey corporation. Karina develops, designs and markets basic and fashion hair accessories, brushes, combs, and various personal care implements. In exchange for the stock of Karina, the Company issued 691,760 shares of its Common Stock to Karina's shareholders.

         On October 19, 1998, the Company acquired 100% of the stock of DCNL, Inc., a California corporation. DCNL develops, designs and markets specialized hair brushes and accessories. In exchange for the stock of DCNL, the Company issued 350,000 shares of its Common Stock and made additional cash payments to DCNL's shareholders. Under the terms of the agreement, DCNL's shareholders will receive additional shares of Helen of Troy Common Stock if the market price of the Company's Common Stock does not exceed a specified level. In order to qualify for that additional consideration, the former DCNL shareholders must hold the 350,000 shares of the Company's Common Stock until October 19, 1999.

         The Company accounted for the Karina and DCNL acquisitions using the purchase method of accounting. As of November 30, 1998, the Company had recorded $23.4 million of goodwill on the Karina and DCNL acquisitions, combined. The Company is amortizing that goodwill over a 30-year life.

Note 5 - Certain prior year numbers have been reclassified to conform with current year reporting classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Quarter ended November 30, 1998


Net sales for the quarter ended November 30, 1998 increased $6,364,000, or 7.7%, when compared with the quarter ended November 30, 1997. The introduction of new product lines, increased international sales, and sales of products connected with the Company's third quarter acquisitions, produced most of the third quarter sales growth.

Gross profit as a percentage of sales increased to 40.5% for the quarter ended November 30, 1998, compared to 38.4% for the quarter ended November 30, 1997. The increase in gross profit was attributable to a favorable change in the mix of products sold and to small reductions in the cost of some of the Company's products.

Selling, general, and administrative expenses as a percentage of sales increased to 24.4% of sales for the quarter ended November 30, 1998, compared to 23.4% for the quarter ended November 30, 1997. The shift in sales mix, as described above, also caused a shift in selling, freight, and other expenses that are related to those sales. Recent acquisitions also increased selling, general, and administrative costs in absolute amounts and as a percentage of net sales. Cost efficiencies expected from the elimination of certain costs have not yet been realized.

Interest expense decreased $169,000, or 17.1%, for the third quarter of fiscal 1999, compared to the same period in fiscal 1998. The capitalization of interest expense on the construction of the Company's new headquarters building produced the decrease in interest expense.

Interest income decreased by $324,000, or 69.2% for the quarter ended November 30, 1998, versus the quarter ended November 30, 1997. This decrease is due primarily to the Company's average cash balance being lower in the third quarter of fiscal 1999 than in the same period in fiscal 1998.


Nine-month period ended November 30, 1998


Net sales for the first nine months of fiscal 1999 increased $29,305,000, or 14.9%, compared to the first nine months of fiscal 1998. Sales increases produced by acquisitions, the Company's introduction of new product lines, increased international sales and higher domestic sales of existing products produced the sales growth for the nine months ended November 30, 1998.

Gross profit as a percentage of sales grew from 38.2% for the nine months ended November 30, 1997 to 39.8% for the nine months ended November 30, 1998. As with the gross profit increase for the third quarter, the Company has achieved a favorable mix of products sold as well as small reductions in the costs of some of the products sold.


Selling, general, and administrative expenses increased to 26.4% of sales for the nine months ended November 30, 1998, compared to 25.4% for the same period a year earlier. As was the case for the third quarter of fiscal 1999, higher freight expenses, due to the mix of products sold, contributed to the increase in selling, general, and administrative expenses as a percentage of sales for the first nine months of fiscal 1999. Additionally, the Company recognized a $740,000 bad debt charge during the second quarter of fiscal 1999, due to the bankruptcy of a Russian distributor of its products. That distributor's account was the Company's only significant exposure to credit risk in Russia or Asia.


Interest expense for the first nine months of fiscal 1999 remained relatively constant, compared to the same period last year, increasing $37,000, or 1.5%. The capitalization of interest on the construction of the Company's new corporate headquarters offset most of the increase in interest expense produced by the Company's issuance of $15,000,000 of Guaranteed Senior Notes in July 1997.


Interest income for the first nine months of fiscal 1999 increased 14.7% over the same period of fiscal 1998. That increase in interest income occurred in the first quarter of fiscal 1999. As explained in the Company's May 31, 1998 quarterly report on Form 10-Q, the Company's interest income was greater because the Company's average cash balance was greater in the quarter ended May 31, 1998 than it was in the same period a year earlier.


Other income for the nine months ended November 30, 1998 decreased when compared to the same period ended November 30, 1997. During the nine months ended November 30, 1997 the Company recorded a gain from the sale of land. No such transaction occurred during the nine month period ended November 30, 1998.


Liquidity and Capital Resources


The Company's working capital and current ratio were $150,677,000 and 4.8, respectively, at November 30, 1998, compared to $154,294,000 and 7.8, respectively, at February 28, 1998. The Company's cash balance decreased to $9,433,000 at November 30, 1998, compared to $55,670,000 at February 28, 1998.
Increases in inventory levels and in accounts receivable balances, along with capital expenditures for construction of the Company's new corporate headquarters and cash used for acquisitions were the primary factors causing the cash decrease. The increase in inventory is primarily due to seasonality, the introduction of new product lines and the acquisition of new businesses.


The Company believes that its capital resources are adequate to finance growth and to service the Company's debt obligations. The Company also believes that internal funds and available credit will be adequate to finance the completion of the new corporate headquarters office building. The new headquarters is expected to be complete in April 1999.

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


The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Y2K readiness with regard to critical IT systems. Based on internal assessments and upon vendor representations, the Company has completed the necessary actions to bring all of its critical IT systems into Y2K compliance.


Software and hardware, such as security and telephone systems, that facilitate the operations of its warehouses and corporate headquarters, as well as computer chips embedded in its products comprise the Company's primary non-IT systems. The Company is in the process of assessing the Y2K compliance of the non-IT systems that operate at its facilities and expects to conclude this assessment by February 1999. The computer chips embedded in the products sold by the Company are not date-sensitive and therefore pose no Y2K risk.


The Company has not incurred, nor does it expect to incur, material costs in readying its computer applications for the Year 2000. The IT and non-IT systems currently in place or expected to be in place were not purchased specifically, nor was their installation accelerated, because of the Y2K issue.


The Company continues to assess communications received from its major customers and the representations that some of those customers have made in reports filed with the Securities and Exchange Commission. Additionally, the Company is in the process of inquiring with major customers as to their Y2K compliance. Based on this assessment and communications received to date, the Company believes that its major customers will be Y2K compliant.


The Company is currently analyzing its relationships with its suppliers. By February 1999 the Company expects to finish sending Y2K readiness inquiries to any vendors that supply products or components that could not be easily obtained from other suppliers. The Company has received communications from its key financial service providers indicating that they are actively working to resolve their Y2K service issues.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.    Financial Data Schedule

Reports on Form 8-K

The Company did not file any reports on form 8-K during the third quarter of fiscal 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HELEN OF TROY LIMITED
                                                         (Registrant)



Date January 14, 1999                                 s/Gerald J. Rubin
     ----------------                             -----------------------------

                                                        Gerald J. Rubin
                                                   Chairman of the Board and
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)




Date January 14, 1999                                  s/Sam L. Henry
     ----------------                           -------------------------------

                                                         Sam L. Henry
                                                Senior Vice-President, Finance,
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibits
--------
  27                Financial Data Schedule
