Form 10-K405
period 1999-02-28
HELEN OF TROY LTD
filed 1999-05-28
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 1999 was $341,207,000.

         As of April 30, 1999 there were 29,048,532 shares of Common Stock, $.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Company's definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on February 28, 1999, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

                           Index to Exhibits - Page 43

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I        Item 1.      Business                                                                      1
              Item 2.      Properties                                                                    5
              Item 3.      Legal Proceedings                                                             5
              Item 4.      Submission of Matters to a Vote of Security Holders                           5

PART II       Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                           6
              Item 6.      Selected Financial Data                                                       8
              Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          10
              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                   15
              Item 8.      Financial Statements and Supplementary Data                                  16
              Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          40

PART III      Item 10.     Directors and Executive Officers of the Registrant                           40
              Item 11.     Executive Compensation                                                       40
              Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                               40
              Item 13.     Certain Relationships and Related Transactions                               40

PART IV       Item 14.     Exhibits, Financial Statement Schedule and Reports
                           on Form 8-K                                                                  41
                           Signatures                                                                   42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The registrant was incorporated as Helen of Troy Corporation in 1968. The registrant reincorporated as Helen of Troy Limited in Bermuda on February 16, 1994. Unless the context requires otherwise, references to the "Company" refer to Helen of Troy Limited and its subsidiaries.

         The Company designs, develops and sells a variety of personal care and comfort products, including hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, hair brushes, combs, hair accessories, women's shavers, foot baths, body massagers and artificial finger nails. Third party manufacturers produce all of the products sold by the Company. Most of the Company's products are sold by mass merchandisers, drug chains, warehouse clubs, grocery stores and beauty supply retailers and wholesalers. The Company sells its products primarily in the United States.

         The Company sells products under trademarks licensed from third parties, as well as under trademarks owned by the Company. Products bearing licensed trademarks include those sold under the trademarks of Vidal Sassoon, licensed from Procter & Gamble Co.; Revlon(R), licensed from Revlon Consumer Products Corporation; Dr. Scholl's(R), licensed from Schering Plough Health Care Products, Inc.; and Scholl's(R) (in areas other than North America), licensed from Scholl PLC. Trademarks owned by the Company include Helen of Troy(R), Salon Edition(R), Hot Tools(R), Hotspa(R), Gallery Series(R), WIGO(R), Caruso, Dazey(R), Lady Dazey(R), Carel(R), Lady Carel(R), Sable(R), Karina(R), Kurl*Mi(R), Detangle*Mi, Heat*Mi and DCNL.

PRODUCTS

         The Company designs, develops and sells a full line of personal care and comfort products, including hair dryers, curling irons, brush irons, lighted mirrors, hairsetters, hair care appliances, hair brushes, combs, hair care accessories, women's shavers, body massagers and artificial fingernails. The Company sells full-size, mid-size and compact hand-held hair dryers in a variety of sizes in order to accommodate the needs and preferences of individual consumers. The Company's hand-held hair dryers sell under the trademarks Vidal Sassoon, Revlon(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R), Gallery Series(R), WIGO(R) and Sable(R). Hard and soft-bonnet hair dryers are sold under the Dazey(R), Lady Dazey(R), Carel(R) and Hot Tools(R) trademarks. The Company sells curling irons and brush irons under trademarks that include Vidal Sassoon, Revlon(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R), Gallery Series(R) and Sable(R). The Company sells hairsetters that bear the Vidal Sassoon, Revlon(R) and Caruso trademarks. The trademarks under which the Company sells hair brushes and combs include Vidal Sassoon, Revlon(R), Detangle*Mi and Kurl*Mi(R). Hair accessories sold by the Company include bows, barrettes, clips, rollers, headbands, ponytail holders and bobby pins. The Company sells hair accessories under trademarks that include Vidal Sassoon, Karina(R), Sweet Things and Trendsetters. The Company also sells foot baths, foot massagers and body massagers under the Dr. Scholl's(R), Scholl's(R), Carel(R) and Hotspa(R) trademarks. The Company sells artificial fingernails under the Revlon(R) trademark.

         The Company continues to develop new products and enhance existing products in order to maintain and improve its position in the personal care and comfort product market. The Company's marketing and engineering departments develop new products with assistance from independent consulting firms. In addition to internal product development, the Company expanded its product lines through the acquisitions of the WIGO(R) trademark for hair care appliances, Karina, Inc. and DCNL, Inc. in fiscal 1999.

         The Company markets its products primarily within the United States. Sales within the United States comprised 92% of total sales in fiscal 1999 and 1998 and 93% of total sales in fiscal 1997. The products discussed above are sold primarily through mass merchandisers, drug chains, warehouse clubs, grocery stores and beauty supply retailers and wholesalers. The Company markets its products in the United States through approximately 100 manufacturers' representative organizations, beauty and barber supply representative organizations and through its own sales staff.

         Products sold under the Vidal Sassoon, Revlon(R) and Scholl's(R) trademarks comprise most of the Company's international sales. The Company sells products under the Vidal Sassoon trademark in various countries in Western Europe and under the Revlon(R) trademark worldwide, except in Western Europe. Certain products are sold internationally under the Scholl's(R) trademark. WIGO(R) professional hair care appliances are also marketed worldwide. The Company is licensed to sell various other products outside of the United States. The Company's products are sold outside of the United States through mass merchandisers, chain drug stores, catalogs, grocery stores and beauty supply retailers and wholesalers. Internationally, the Company markets its products through manufacturers' representative organizations, independent distributors, and its own sales staff.

         The Procter & Gamble Company has engaged in extensive television and other national media advertising of its Vidal Sassoon liquid hair care products. Revlon Consumer Products Corporation also engages in extensive national advertising of its beauty care products. The Dr. Scholl's(R) trademark is also widely recognized, partially because of advertising and the sale of a variety of products. The Company benefits from the name recognition associated with the Vidal Sassoon, Revlon(R) and Dr. Scholl's(R) trademarks and works through its own advertising and product development efforts to further improve the name recognition and perceived quality of all of the trademarks under which it sells products. The Company promotes its products primarily through print media, including consumer and trade magazines, and sales promotions. The Company has also expanded its use of television advertising, largely through its infomercial campaign promoting Caruso molecular steam hair setters.

MANUFACTURING AND DISTRIBUTION

         The Company contracts with unaffiliated manufacturers in the Far East, primarily in the Peoples' Republic of China (the "PRC"), Thailand, Taiwan and South Korea, to build most of its products. The Company purchases a small percentage of its products from third party manufacturers in North America and Europe. In generating products for the Company, manufacturers use molds and certain other tooling owned by the Company. The Company employs numerous technical and quality control persons to monitor the quality of products purchased by the Company. Because most of the Company's products are imported, they are subject to customs duties.

         The Company is subject to certain risks as a result of the manufacture of the vast majority of its products in the Far East. These risks include changing international political relations, changes in customs duties and other trade barriers, changes in shipping costs, currency exchange fluctuations and political unrest. To date, these factors have not significantly affected the Company's production in the Far East.

         The Company's products that are sold in North America and manufactured in the Far East are shipped to the West Coast of the United States. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Memphis, Tennessee; and Toronto, Canada or directly to customers. The Company ships substantially all of its products sold to North American customers from these warehouses by ground transportation services. Products sold throughout the rest of the world are shipped from manufacturers, primarily in the Far East, to warehouses that the Company rents in Veenendaal, The Netherlands and Nottinghamshire, the United Kingdom, or directly to customers. Products stored at the warehouses in the Netherlands and the United Kingdom are shipped from those warehouses to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS AND PATENTS

         The Company is materially dependent upon the continued use of the Vidal Sassoon and the Revlon(R) trademarks.

         Although the Company has filed or obtained licenses for design and utility patents in the United States and several foreign countries, the Company does not believe that any particular patent or patent license is materially important to its business.

         Two license agreements with Procter & Gamble (P&G) allow the Company to sell certain products using the Vidal Sassoon trademark in the United States and Canada. Products covered by these licenses include hair dryers, curling irons, brush irons, hairsetters, lighted mirrors, brushes, combs and hair care accessories in the United States and Canada. The Company is also licensed to sell the above categories of Vidal Sassoon products in Western Europe and Mexico.

         The Company is licensed to use the Revlon(R) trademark worldwide, except in Western Europe, on electric hair care appliances, brushes, combs, functional hair accessories and hand-held mirrors, as well as battery-operated and electric women's shavers. In addition, the Company has a license to sell artificial fingernails and related products worldwide under the Revlon(R) trademark.

         The Company sells foot baths, foot massagers and body massagers bearing the Dr. Scholl's(R) trademark in the United States and North America, under a license agreement with Schering-Plough Corporation. The Company also sells these products bearing the Scholl's(R) trademark in other areas of the world through a license agreement with Scholl PLC. During fiscal 1999, the Company sold Dr. Scholl's(R) and Scholl's(R) products primarily in the United States, Canada and various European countries.

         The Company entered into a license agreement with Mattel, Inc. in mid-February 1999. Under this license agreement, the Company will develop and market hair dryers, hair brushes, combs, and combination packs in the United States under the Barbie(R) trademark. The Company expects to begin selling products under this license agreement in fiscal 2000.

         All of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require approval from the various licensors prior to the Company's introduction of new products under those trademarks.

RELIANCE ON ONE CUSTOMER

         Sales to one customer and its affiliate accounted for 29% of the Company's net sales in fiscal 1999 and in fiscal 1998. Sales to that same customer comprised 27% of net sales for fiscal 1997.

ORDER BACKLOG

         The Company normally ships products within 48 hours of receiving an order. There was no backlog of orders at February 28, 1999.

COMPETITIVE CONDITIONS

         The Company encounters significant levels of competition with respect to all of its products. Product pricing, performance and packaging, as well as trademark recognition, affect competition in the market for personal care and comfort products. The Company's primary competitors include Conair; Windmere-Durable Holdings, Inc.; Remington Products Company; Goody Products, Inc., a division of Newell Company; and L & N Marketing and Sales Corporation. These competitors possess known trademarks and significant resources.

SEASONALITY

         The Company's business is somewhat seasonal. Sales in the second and third quarters, combined, accounted for 55%, 58% and 59% of total sales in fiscal 1999, 1998 and 1997, respectively. As a result of the seasonality of sales, the Company's working capital needs fluctuate during the year.

REGULATION

         The Company's electrical products are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories Inc. (U.L.). Electrical products sold by the Company must meet the safety standards imposed in various national, state, local and provincial jurisdictions. The Company has experienced no material difficulty in meeting safety standards.

EMPLOYEES

         The Company employs 470 full-time employees in the United States, Hong Kong and Europe, of whom 109 are marketing and sales employees, 160 are distribution employees, 71 are engineering and development employees and 130 are administrative personnel. None of the Company's employees are covered by any collective bargaining agreement. The Company has never experienced a work stoppage and believes it has satisfactory working relations with its employees.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

         The corporate offices that the Company owns consist of a 40,000 square foot office building located on approximately one acre of land at 6827 Market Street in El Paso, Texas. The Company also owns and maintains approximately 12,000 square feet of warehouse space situated on a lot of approximately 62,000 square feet adjacent to the property on which the corporate headquarters is located. The Company's main warehouse in El Paso, Texas totals 408,000 square feet and is located on a 50-acre plot of land owned by the Company. The Company is also constructing a new corporate headquarters facility on that same plot of land. The new office facility is scheduled for completion in the summer of 1999 and will consist of 135,000 square feet. The Company also leases 108,000 square feet of warehouse space in El Paso, Texas.

         During fiscal 1999, the Company purchased 22 acres of land in El Paso, Texas, near the 50 acres on which the warehouse and future corporate headquarters are located. The Company purchased this land for future business use, due to its proximity to other facilities of the Company.

         A subsidiary located in Hong Kong leases approximately 19,000 square feet of office space in Hong Kong. Prior to fiscal 1996 this Hong Kong subsidiary was headquartered in approximately 12,000 square feet of office space that was acquired by condominium ownership. In fiscal 1998 that office space was subleased to a third party. The Company also leases small offices in the United Kingdom and Germany.

         The Company also leases warehouse space in public warehouses located in Memphis, Tennessee; Veenendaal, The Netherlands; Nottinghamshire, The United Kingdom; Toronto, Canada; and Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

         The Hong Kong Inland Revenue Department has audited the operations of some of the Company's subsidiaries and has required the Company to purchase tax reserve certificates to secure the proposed adjustments. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. The Company is defending its position in this matter. However, the issue remains open and management can offer no assurances that the Company will prevail.

         The Company is involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is listed on the NASDAQ National Market System [symbol: HELE]. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the Common Stock as reported on the NASDAQ National Market System. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  High               Low
                                                  ----               ---
         Fiscal 1999
                  First quarter                $ 22 13/16        $ 15  1/8
                  Second quarter                 26 1/2            17  1/4
                  Third quarter                  22 7/32           12
                  Fourth quarter                 17 1/2            12  13/16

         Fiscal 1998
                  First quarter                  13 1/2            10  5/8
                  Second quarter                 16 21/32          12  3/4
                  Third quarter                  20 1/2            11  5/8
                  Fourth quarter                 16 3/4            12  1/8

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The Company had one class of equity security outstanding at February 28, 1999, Common Stock with a par value of $0.10. As of April 30, 1999, there were 621 holders of record of the Company's Common Stock. Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

         The Board of Directors' current policy is to retain earnings to provide funds for the operation and expansion of the Company's business and for potential acquisitions. The Company has not paid any cash dividends on its Common Stock since inception. The Company's current intention is to pay no cash dividends in fiscal 2000. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by the Board of Directors.

SHAREHOLDERS' RIGHTS PLAN

         Under the terms of a Shareholders' Rights Plan approved by the Board of Directors on December 1, 1998 the Board of Directors declared, on that date, a dividend of one preference share right ("Right") for each outstanding share of Common Stock. The dividend, which was payable to shareholders of record on December 15, 1998, resulted in no cash payment by the Company, created no liability on the part of the Company and did not change the number of shares of Common Stock outstanding.

         Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A First Preference Shares ("Preference Shares"), par value $1.00, at a price of $100 per one one-thousandth of a Preference Share. One one-thousandth of a Preference Share would have voting rights essentially equivalent to those associated with one share of Common Stock. Should certain persons or groups of affiliated persons acquire more than 15% of the Company's outstanding Common Stock, they would become an "Acquiring Person." At that time, the Board may distribute Rights that are separable from the Common Stock (on the "Distribution Date") and may adjust the price of a Preference Share. The Rights are not exercisable and are inseparable from the Common Stock until the Distribution Date. The Rights associated with an Acquiring Person's shares of Common Stock would not be exercisable.

         The Rights will expire on December 1, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company. A more complete explanation of the Shareholders' Rights Plan, along with the Plan itself, is contained in the Form 8-K filed by the Company with the Securities and Exchange Commission on December 4, 1998.

RECENT SALES OF UNREGISTERED SECURITIES

         In September and October 1998, the Company issued 691,760 and 350,000 shares of Common Stock, respectively, in connection with the acquisition of Karina, Inc. and DCNL, Inc. The Company also issued 350,000 contingent value rights to the owners of DCNL, Inc. in October 1998, in connection with the acquisition of DCNL, Inc. Each contingent value right entitles the holder to obtain shares of Common Stock equal to the product of (i) one, times (ii) a fraction, the numerator of which is $20 minus the average of closing price of a share of Common Stock for the five consecutive trading days prior to October 16, 1999 (the "Current Market Value"), and the denominator of which is the Current Market Value.

         The shares of Common Stock and contingent value rights were issued to the owners of Karina, Inc. and DCNL, Inc. in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3, which included 691,760 shares of Common Stock issued in September 1998, was declared effective by the Securities and Exchange Commission on October 21, 1998. Additionally, a registration statement on Form S-3, which included 350,000 shares of Common Stock and 350,000 shares of Common Stock issuable upon exercise or redemption of contingent value rights issued in October 1998, was declared effective by the Securities and Exchange Commission on December 2, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial information set forth below has been summarized from the Company's Consolidated Financial Statements which, for each of the years in the five-year period ended February 28, 1999, have been audited by KPMG LLP, independent certified public accountants. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data". All currency amounts in this document are denominated in U.S. dollars.

                                                                       Twelve Months Ended
                                                                       Last Day of February
                                            --------------------------------------------------------------------------
                                               1999            1998            1997            1996            1995
                                            ----------      ----------      ----------      ----------      ----------
                                                            (in thousands, except earnings per share)
Statements of Income Data:

      Net sales                             $  294,487      $  248,098      $  213,035      $  167,053      $  138,143

      Cost of sales                            175,293         153,087         132,861         102,341          86,405
                                            ----------      ----------      ----------      ----------      ----------
      Gross profit                             119,194          95,011          80,174          64,712          51,738

      Selling, general and
           administrative expenses              82,862          64,911          57,438          47,356          37,139
                                            ----------      ----------      ----------      ----------      ----------

      Operating income                          36,332          30,100          22,736          17,356          14,599

      Interest expense                          (3,337)         (3,487)         (2,262)         (1,795)           (915)
      Other income, net                          2,418           2,203           1,665           1,286             811
                                            ----------      ----------      ----------      ----------      ----------

      Earnings before income taxes              35,413          28,816          22,139          16,847          14,495

      Income taxes                               7,083           6,484           4,981           3,790           3,279
                                            ----------      ----------      ----------      ----------      ----------
      Net earnings                          $   28,330      $   22,332      $   17,158      $   13,057      $   11,216
                                            ==========      ==========      ==========      ==========      ==========

      Earnings per share:(1)
           Basic                            $     1.00      $      .83      $      .66      $      .51      $      .44
           Diluted                          $      .96      $      .77      $      .62      $      .49      $      .41

      Weighted average number of common
           and common equivalent shares
           outstanding:
           Basic                                28,279          26,856          26,078          25,834          25,406
           Diluted                              29,596          28,851          27,770          26,746          27,192

                                                                Last Day of February
                                      --------------------------------------------------------------------------
                                         1999            1998            1997            1996            1995
                                      ----------      ----------      ----------      ----------      ----------
                                                                    (in thousands)
Balance Sheet Data:
     Working capital                  $  150,940      $  154,294      $  111,937      $  110,606      $   59,079

     Total assets                        294,036         227,560         182,226         154,588         133,243

     Long-term debt                       55,450          55,450          40,450          40,450            --

     Stockholders' equity (2)            199,842         149,484         120,482         101,878          88,627

(1) Per share data has been adjusted for a 100% stock dividend that was paid on September 22, 1997, and for a 100% stock dividend that was paid on July 1, 1996.

(2) In fiscal 1995 the Company repurchased 2,597,600 shares at a cost of $9,309,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.

                                        Relationship to Net Sales
                                               Fiscal Year
                                     --------------------------------
                                      1999         1998         1997
                                     ------       ------       ------
Net sales                             100.0%       100.0%       100.0%
Cost of sales                          59.5         61.7         62.4
                                     ------       ------       ------
    Gross Profit                       40.5         38.3         37.6

Selling, general and
administrative expenses                28.2         26.2         27.0
                                     ------       ------       ------
    Operating income                   12.3         12.1         10.6

Interest expense                       (1.1)        (1.4)        (1.0)
Other income, net                        .8           .9           .8
                                     ------       ------       ------
    Earnings before income taxes       12.0         11.6         10.4

Income taxes                            2.4          2.6          2.3
                                     ------       ------       ------

Net earnings                            9.6%         9.0%         8.1%
                                     ======       ======       ======

FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1998

         Fiscal 1999 net sales increased $46,389,000, or 18.7%, to $294,487,000, compared to fiscal 1998 net sales of $248,098,000. The introduction of new product lines, including the Caruso molecular steam hair setter, and the expansion of the Company's line of comfort products, such as foot baths and massagers, contributed significantly to the sales increase. During fiscal 1999, in separate transactions, the Company acquired 100% of the outstanding stock of Karina, Inc., a New Jersey corporation, and of DCNL, Inc., a California corporation, both of which market and distribute hair brushes, combs, and hair care accessories. Increased sales of hair accessories, including those attributable to the Company's acquisitions of Karina, Inc. and DCNL, Inc., played an important role in the overall increase in net sales. In addition, the Company's non-U.S. business continues to grow.

         Gross profit as a percentage of sales increased to 40.5% in fiscal 1999 from 38.3% in fiscal 1998. Increases in sales of certain comfort products and hair accessories, which generate slightly higher gross margins than many of the Company's other products, as a percentage of the Company's overall sales had a positive effect on gross profit as a percentage of sales. Additionally, a lower cost per unit on some goods was partially responsible for the increase in gross profit as a percentage of sales from fiscal 1998 to 1999.

         Selling, general and administrative expenses (SG&A) as a percentage of sales increased to 28.2% in fiscal 1999 from 26.2% in fiscal 1998. Advertising expense increased as a percentage of sales, due partially to the Company's fiscal 1999 Caruso infomercial campaign. Other administrative charges connected with the Caruso infomercial also increased SG&A as a percentage of sales in fiscal 1999, compared to fiscal 1998. Additionally, the Company recognized bad debt expense of $740,000 in the second quarter of fiscal 1999, due to the bankruptcy of a Russian distributor of its product. That account was the Company's only significant exposure to credit risk in Russia or Asia.

         Interest expense decreased $150,000, or 4.3%, in fiscal 1999, compared to fiscal 1998. The decrease was primarily due to the capitalization of interest on the construction of the Company's new corporate headquarters office building. Construction is expected to be complete in the summer of 1999.

         Other income increased by $215,000, or 9.8% in fiscal 1999, compared to fiscal 1998. Interest income increased as a result of the receipt of interest payments on a note receivable. The effect of the increase in interest income was partially offset by the fact that the Company recorded a gain on the sale of land in fiscal 1998.

FISCAL YEAR ENDED FEBRUARY 28, 1998 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1997

         During fiscal 1998, net sales increased 16.5% or $35,063,000 to $248,098,000 from fiscal 1997 net sales of $213,035,000. The increase in net sales was attributable to increased volume in all product categories. The growth was attributed primarily to the introduction of competitive new products and improved packaging. Additionally, sales of Revlon artificial nails began in the first quarter of fiscal 1998.

         Gross profit, as a percent of net sales, increased to 38.3% in fiscal 1998 from 37.6% in fiscal 1997. The increased gross profit margin was primarily attributable to a favorable combination of changes in the mix of products sold.

         Selling, general and administrative expenses decreased as a percent of net sales to 26.2% in fiscal 1998 from 27.0% in fiscal 1997. The decreased percentage was a result of the increase in net sales and the relatively fixed nature of certain expenses.

         Interest expense in fiscal 1998 increased over interest expense in fiscal 1997 due to the increase in average outstanding debt that resulted from the issuance of $15,000,000 in Senior Notes by the Company in July 1997. The issuance of those notes resulted in increased investments in short term securities, which increased interest income in fiscal 1998.

         Other income also increased in fiscal 1998 due to the gain on the sale of the land which occurred in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased $21,979,000 from $55,670,000 at February 28, 1998 to $33,691,000 at February 28, 1999. The Company's operating activities produced a positive cash flow of $11,677,000 during fiscal 1999. Net earnings, adjusted for expenses that did not utilize cash, such as depreciation and amortization, had a significant positive effect on cash flows from operations. Increases in the Company's accounts receivable and inventory partially offset the effect of the Company's earnings, adjusted for non-cash items. Investing activities utilized $36,413,000 in cash as the Company made significant capital expenditures associated with constructing a new office building, paid cash in connection with acquisitions and purchased other non-current assets, including tax reserve certificates in Hong Kong and a deposit on a distribution agreement. Financing activities increased the Company's cash balance by $2,757,000, as short-term borrowings more than offset the effect of the payment of withholding taxes associated with stock options exercised during fiscal 1999.

         The increase in other long-term assets during fiscal 1999 was mainly attributable to the Company's investment in the WIGO(R) trademark for hair care appliances, a deposit made in connection with a distribution agreement and the purchase of prepaid tax reserves in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. The purchases of the prepaid tax reserves in Hong Kong were made in accordance with requirements set forth by the Inland Revenue Department (the "IRD") in Hong Kong. The IRD has audited the operations of some of the Company's subsidiaries and has required the Company to purchase tax reserve certificates to secure the proposed adjustments.

         Working capital decreased from $154,294,000 at February 28, 1998 to $150,940,000 at February 28, 1999. The Company's current ratio (computed by dividing current assets by current liabilities) was 4.9 at February 28, 1999 and was 7.8 at February 28, 1998. The decreases in working capital and in the current ratio are largely due to the use of cash to fund construction of the Company's new headquarters and to invest in long-term assets, as discussed above. Additionally, a $10,000,000 note payable outstanding at February 28, 1999 reduced the current ratio.

         The Company maintains a line of credit with a bank to facilitate short-term borrowings and for the issuance of letters of credit. This line of credit is limited to $10,000,000, bears interest at the bank's prime interest rate or at alternate rates based on Eurodollar investment rates for specific time periods and expires July 31, 1999. This line of credit allows the Company to finance up to $3,000,000 in letters of credit, subject to the $10,000,000 total limit. The interest rate on outstanding borrowings under this line of credit at February 28, 1999 was 5.82% and was based on Eurodollar investment rates. At February 28, 1999, the Company had an outstanding loan of $10,000,000 under this line of credit to fund short term cash needs. Due to the loan outstanding, none of this line of credit was available for the issuance of letters of credit at February 28, 1999. The Company repaid the loan, plus interest, on March 10, 1999.

         In order to allow the issuance of letters of credit, the Company maintains a facility with a bank. This facility is limited to $2 million and bears interest at the bank's prime interest rate plus two percent (9.75% at February 28, 1999). At February 28, 1999, $140,000 of this facility was used to finance letters of credit, which were funded by the Company after February 28, 1999. This facility expires July 31, 1999.

         The Company had a total of $55,450,000 of long-term debt outstanding at February 28, 1999, consisting of $40,000,000 in long-term Senior Notes, a $15,000,000 long-term Senior Note and a $450,000 long-term note. Interest rates on the long-term notes ranged from 7.01% to 7.75%. The interest rate on $40,000,000 of the Company's Senior Notes was 7.01% at February 28, 1999. Principal payments on the $40,000,000 in Senior Notes begin in fiscal 2005, with the remaining unpaid principal amount due in fiscal 2008. The interest rate on the $15,000,000 Senior Note was 7.24% at February 28, 1999, with principal payments beginning in fiscal 2009 and due in full in fiscal 2013. The remaining $450,000 note is payable in full in January 2001, with interest paid monthly. The interest rate on the $450,000 note is based on the prime rate for corporate loans at major U.S. money center commercial banks (7.75% at February 28, 1999).

         Capital expenditures totaled $17,731,000, $3,255,000 and $10,785,000 in fiscal 1999, 1998 and 1997, respectively. As of February 28, 1999, the Company had entered into commitments of $2,527,000 for capital expenditures associated with construction of a new office facility. The Company expects to fund these commitments with cash provided by operations.

         The Company's operations are not capital intensive. Other than the construction of the new office facility, management believes that the Company' short and long-term capital needs will stem primarily from factors associated with its normal operations, such as the need to carry sufficient levels of inventory. Based on the Company's current financial condition, management believes that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future.

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

         The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Y2K readiness with regard to critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that it will complete all of the necessary actions to bring all of its critical IT systems into Y2K compliance by September 1999.

         Software and hardware, such as security and telephone systems, that facilitate the operations of its warehouses and corporate headquarters, as well as computer chips embedded in its products, comprise the Company's primary non-IT systems. With the exception of the security system at its El Paso warehouse, the Company has completed the updates necessary to bring these systems into Y2K compliance. The Company expects to complete procedures to bring the remaining non-compliant security system into compliance by June 30, 1999. The computer chips embedded in the products sold by the Company are not date-sensitive and therefore pose no Y2K risk.

         The Company has not incurred, nor does it expect to incur, any material expenses in readying its computer applications for the Year 2000. The IT and non-IT systems currently in place or expected to be in place on January 1, 2000 were not purchased specifically, nor was their installation accelerated, because of the Y2K issue. Because its system updates did not occur specifically because of the Y2K issue, the Company has not tracked costs associated with Y2K compliance efforts.

         The Company has substantially completed its analysis of its relationships with its business partners. The Company has inquired with major customers as to their Y2K compliance. Based on its assessment of customers' representations in their reports to the Securities and Exchange Commission and their answers to the Company's inquiries, the Company's management believes that its major customers will be Y2K compliant. The Company has made inquiries of key suppliers and has tested its computer links with key suppliers in the Far East for Y2K compliance. Based on written responses to these inquiries and the results of its tests, management does not believe that the Y2K issue will cause the Company to experience any significant difficulties in obtaining products. The Company has received communications from its key financial service providers indicating that they are actively working to resolve their Y2K service issues. The Company has made inquiries of its primary domestic utility service providers as to their Y2K readiness. The responses received to date have not indicated that any of the Company's primary domestic utility service providers expect any service disruptions due to the Y2K issue. However, the Company continues to monitor these service providers' Y2K readiness through additional inquiries.

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

         The Company believes that the Y2K compliance of its IT systems, the on-going updates to its non-IT systems, as well as its efforts to assess the Y2K compliance of its trading partners should minimize the business difficulties encountered as a result of the Y2K issue. However, the Company is in the process of formulating limited contingency plans. Management expects that these contingency plans, when formulated, will entail procedures to be followed if certain IT or non-IT systems experience unexpected Y2K difficulties or if customers experience difficulties in transmitting orders due to the Y2K issue.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         This report, including the matters discussed in Management's Discussion and Analysis of Financial Condition and Result of Operations, financial projections and Year 2000, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with operating in foreign jurisdictions, (7) worldwide and domestic economic conditions, (8) the impact of current and future laws, including tax laws and litigation, (9) uninsured losses, (10) reliance on computer systems,
(11) management's reliance on the representations of third parties, (12) risks associated with newly acquired product lines and subsidiaries, including the acquisitions of Karina, Inc., DCNL, Inc., and the WIGO(R) trademark during fiscal 1999, (13) technological issues associated with the Year 2000 compliance efforts and (14) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

NEW ACCOUNTING GUIDANCE

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and is effective for financial statements issued for fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. Based on the nature of its current operations, the Company does not expect SFAS 133 to have a material effect on its financial statements.

         In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements issued for years ending after December 15, 1998. SOP 98-1 requires the capitalization of certain costs that are related to computer software developed or obtained for internal use and that would have been expensed as incurred under previous accounting standards. The Company does not expect the adoption of SOP 98-1 to have a material effect on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-5 to have any effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company contracts with unaffiliated manufacturers in acquiring most of its products and sells products to some customers outside the United States. Additionally, the Company has long-term debt, substantially all of which is fixed-rate debt. Therefore, the Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not engage in material hedging transactions in order to modify the risk from interest rate and foreign currency exchange fluctuations, does not invest in financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
Independent Auditors' Report                                                                        17

Consolidated Financial Statements:
      Consolidated Balance Sheets as of February 28, 1999 and 1998                                  18

      Consolidated Statements of Income for each of the years in the
             three-year period ended February 28, 1999                                              20

      Consolidated Statements of Stockholders' Equity for each of
             the years in the three-year period ended February 28, 1999                             21

       Consolidated Statements of Cash Flows for each of the years
             in the three-year period ended February 28, 1999                                       22

       Notes to Consolidated Financial Statements                                                   24

Financial Statement Schedule -
     Schedule II - Valuation and Qualifying Accounts for each of
             the years in the three-year period ended February 28, 1999                             39

     All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Helen of Troy Limited:

We have audited the consolidated financial statements of Helen of Troy Limited and subsidiaries as listed in the index on page 16. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index on page 16. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      KPMG LLP

El Paso, Texas
April 1, 1999

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 1999 and 1998
                   (in thousands, except par value and shares)

                                                         1999         1998
                                                       --------     --------
         Assets

Current assets:
     Cash and cash equivalents                         $ 33,691     $ 55,670
     Receivables - principally trade, less
         allowance for doubtful receivables of
         $1,756 in 1999 and $568 in 1998                 59,799       44,569
     Inventories                                         90,288       71,357
     Prepaid expenses                                     2,048        3,802
     Deferred income tax benefits                         3,858        1,522
                                                       --------     --------

         Total current assets                           189,684      176,920

Property and equipment,
     net of accumulated depreciation of $6,905
     in 1999 and $4,892 in 1998                          42,464       26,255

Goodwill, net of accumulated
     amortization of $2,224 in
     1999 and $1,053 in 1998                             39,052       10,856

License agreements, at cost less accumulated
     amortization of $9,085 in 1999 and $8,068
     in 1998                                              7,967        8,984

Other assets at cost, net of amortization                14,869        4,545
                                                       --------     --------
                                                       $294,036     $227,560
                                                       ========     ========


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 1999 and 1998
                   (in thousands, except par value and shares)


                                                              1999         1998
                                                            --------     --------
     Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable to banks                                 $ 10,000     $   --
     Accounts payable, principally trade                       1,592        1,430
     Accrued expenses:
          Advertising and promotional                          4,935        4,599
          Other                                                8,563        7,389
     Income taxes payable                                     13,654        9,208
                                                            --------     --------

         Total current liabilities                            38,744       22,626

Long-term debt                                                55,450       55,450
                                                            --------     --------

         Total liabilities                                    94,194       78,076
                                                            --------     --------

Stockholders' equity:
     Cumulative preferred stock, non-voting, $1.00
         par value. Authorized 2,000,000 shares;
         none issued                                            --           --

     Common stock, $.10 par value. Authorized
         50,000,000 shares; 29,047,332 and 27,281,242
         shares issued and outstanding at February 28,
         1999 and 1998, respectively                           2,905        2,728
     Additional paid-in-capital                               53,750       31,899
     Retained earnings                                       143,187      114,857
                                                            --------     --------

         Total stockholders' equity                          199,842      149,484
                                                            --------     --------

Commitments and contingencies                               $294,036     $227,560
                                                            ========     ========

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
              (in thousands, except shares and earnings per share)


                                                                  Years Ended February 28,
                                                     ------------------------------------------------

                                                         1999              1998              1997
                                                     ------------      ------------      ------------
Net sales                                            $    294,487      $    248,098      $    213,035
Cost of sales                                             175,293           153,087           132,861
                                                     ------------      ------------      ------------
   Gross profit                                           119,194            95,011            80,174

Selling, general and administrative
  expenses                                                 82,862            64,911            57,438
                                                     ------------      ------------      ------------

      Operating income                                     36,332            30,100            22,736

Other income (expense):
   Interest expense                                        (3,337)           (3,487)           (2,262)
   Other income, net                                        2,418             2,203             1,665
                                                     ------------      ------------      ------------

     Total other (expense)                                   (919)           (1,284)             (597)
                                                     ------------      ------------      ------------
     Earnings before income taxes                          35,413            28,816            22,139


   Income taxes                                             7,083             6,484             4,981
                                                     ------------      ------------      ------------

           Net earnings                              $     28,330      $     22,332      $     17,158
                                                     ============      ============      ============

Earnings per share:
           Basic                                     $       1.00      $        .83      $        .66
           Diluted                                   $        .96      $        .77      $        .62
                                                     ============      ============      ============

Weighted average number of common and
  common equivalent shares used in computing
  net earnings per share:
           Basic                                       28,278,545        26,856,463        26,077,572
           Diluted                                     29,596,189        28,850,689        27,769,608

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended February 28, 1999, 1998 and 1997
                                 (in thousands)

                                                    Additional                      Total
                                        Common       Paid-In        Retained     Stockholders'
                                        Stock        Capital        Earnings        Equity
                                       --------     ----------      --------     -------------
Balances, February 29, 1996            $    648     $   25,863      $ 75,367     $     101,878

Exercise of common stock
       options, net                          15          1,431          --               1,446
Stock dividend                              651           (651)         --                --
Net earnings                               --             --          17,158            17,158
                                       --------     ----------      --------     -------------
Balances, February 28, 1997               1,314         26,643        92,525           120,482

Exercise of common stock
      options, net                           63          6,607          --               6,670
Stock dividend                            1,351         (1,351)         --                --
Net earnings                               --             --          22,332            22,332
                                       --------     ----------      --------     -------------
Balances, February 28, 1998               2,728         31,899       114,857           149,484

Exercise of common stock
      options, net                           73            255          --                 328
Issuance of common stock to
      acquire subsidiaries                  104         21,596          --              21,700
Net earnings                               --             --          28,330            28,330
                                       --------     ----------      --------     -------------
Balances, February 28, 1999            $  2,905     $   53,750      $143,187     $     199,842
                                       ========     ==========      ========     =============


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                   Years Ended February 28,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
Cash flows from operating activities:
     Net earnings                                            $ 28,330      $ 22,332      $ 17,158
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
         Depreciation and amortization                          4,965         3,999         2,683
         Provision for doubtful receivables                       993           168            10
         Deferred taxes, net                                     (511)         (246)         (453)
         Gain on sale of assets                                  --            (216)         --
         Non-cash charge to expenses                             --            --           3,198
     Changes in operating assets and liabilities:
         Accounts receivable                                  (13,403)       (7,786)       (8,107)
         Inventory                                            (15,720)       (3,090)      (19,695)
         Prepaid expenses                                       1,963        (2,863)         (517)
         Accounts payable                                      (4,030)       (1,215)        1,640
         Accrued expenses                                         688         2,474         2,862
         Income taxes payable                                   8,402         4,074         3,124
                                                             --------      --------      --------
     Net cash provided by operating
         activities                                            11,677        17,631         1,903

Cash flows used for investing activities:
     Capital and license expenditures                         (17,731)       (3,255)      (13,342)
     Cash paid for acquisitions, net of cash acquired          (7,471)       (2,227)       (8,727)
     Proceeds from sale of assets                                --           1,692          --
     Other assets                                             (11,211)       (2,160)       (1,569)
     Collection on notes receivable                              --             522           484
                                                             --------      --------      --------
     Net cash used for investing
         activities                                           (36,413)       (5,428)      (23,154)


                                                                 (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                       Years Ended February 28,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
Cash flows provided by financing activities:
     Net proceeds from (payments on)
     short-term borrowings                                         10,000        (4,001)        1,408
     Proceeds from (payments on) long-term debt                    (1,663)       15,000          --
     Payment of payroll tax and income tax withholding
         associated with stock options exercised                   (6,669)         --            --
     Proceeds from exercise of stock options, net                   1,089         6,670         1,446
                                                                 --------      --------      --------
     Net cash provided
          by financing activities                                   2,757        17,669         2,854
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents              (21,979)       29,872       (18,397)

Cash and cash equivalents, beginning
     of year                                                       55,670        25,798        44,195
                                                                 --------      --------      --------

Cash and cash equivalents, end of year                           $ 33,691      $ 55,670      $ 25,798
                                                                 ========      ========      ========
Supplemental cash flow disclosures:
     Interest paid                                               $  4,003      $  3,459      $  2,915
     Income taxes paid (net of refunds)                            (1,123)         (213)        2,882

Details of acquisitions in which common stock was issued
    Fair value of assets acquired                                $ 32,107          --            --
    Less:
       Liabilities assumed                                          6,804          --            --
       Common stock issued                                         21,700          --            --
                                                                 --------      --------      --------
       Cash paid                                                    3,603          --            --
    Less: cash acquired                                              (488)         --            --
                                                                 --------      --------      --------
Net cash paid for acquisitions in which
     common stock was issued                                     $  3,115          --            --
                                                                 ========      ========      ========


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) General

             Helen of Troy Limited, a Bermuda company, and its subsidiaries
                  (the "Company") design, develop, import, and engage in wholesale distribution of hair care appliances, hair brushes, combs and accessories and other personal care products. The Company purchases most of the products that it sells from unaffiliated manufacturers located in the Far East, including manufacturers in The People's Republic of China, Thailand, Taiwan and South Korea.

             The consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles followed in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

             Certain reclassifications were made to fiscal 1998 and 1997 information to conform to the fiscal 1999 presentation.

         (b) Principles of Consolidation

             The consolidated financial statements include the accounts of
                  Helen of Troy Limited and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


         (c) Inventories

             Inventories are stated at the lower of cost (first-in, first-out)
                   or market (net realizable value) and consist primarily of finished goods.


         (d) Property and Equipment

             Property and equipment are stated at cost. Depreciation has been recorded on a straight-line basis over the estimated useful lives of the assets.

         (e) Intangible Assets

             Intangible assets, consist primarily of goodwill, license
                   agreements and trademarks. The Company amortizes intangible assets using the straight-line method over appropriate periods ranging from five to forty years. The Company recorded amortization of intangible assets totaling $3,370,000, $2,695,000 and $1,869,000 during fiscal 1999,
                   1998 and 1997, respectively.

             The great majority of the Company's sales are made subject to
                   License Agreements with the licensors of the Vidal Sassoon, Revlon(R) and Dr. Scholl's(R) trademarks. The Company amortizes the acquisition costs of the existing license agreements on a straight line basis over the lives of the respective agreements. Net sales subject to all license agreements comprised, 80%, 85% and 87% of total net sales for the fiscal years 1999, 1998 and 1997, respectively.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (f) Income Taxes

             The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of various assets and liabilities. Generally, deferred tax assets represent future tax reductions while deferred tax liabilities represent future tax liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates for the years in which it expects that temporary differences will reverse or be settled. Changes in tax rates affect the carrying values of deferred tax assets and liabilities. The effects of tax rate changes are recognized in the periods in which they are enacted.

         (g) Earnings per Share

             Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,317,644, 1,994,226 and 1,692,036 for fiscal years 1999,
                   1998 and 1997, respectively. Dilutive securities for the year ended February 28, 1999 included 1,271,565 shares attributable to dilutive stock options and 46,079 shares contingently issuable as part of an acquisition (see note
                   10). All dilutive securities in fiscal 1998 and 1997 were attributable to dilutive stock options. All potentially dilutive securities are included in the calculation of diluted earnings per share.

             On June 4, 1996, the Company's directors approved a 2-for-1 stock split, which was paid as a 100% stock dividend on July 1, 1996 to stockholders of record on June 17, 1996. On August 26, 1997, the Company's Directors approved a 2-for-1 stock split, which was paid as a 100% stock dividend on September 27, 1997 to stockholders of record on September 8, 1997. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

         (h) Cash Equivalents

             The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         (i) Foreign Currency Transactions

             The U.S dollar is the functional currency of the Company in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." If applicable, all transactions of Helen of Troy Limited's non-U.S. subsidiaries have been re-measured in U.S. dollars using historical exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net earnings.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (j) Advertising

             Advertising costs are expensed as incurred. During the fiscal years ended February 28, 1999, 1998 and 1997, $18,212,000,
                   $13,522,000 and $10,544,000, respectively, of advertising costs were charged to selling, general and administrative expenses.

         (k) Warranties

             The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual that management believes is sufficient to cover future warranty costs.

         (l) Long-Lived Assets

             The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets might not be recoverable. No changes in asset carrying amounts were made as a result of such reviews in any of the periods covered by these consolidated financial statements because no event or change in circumstances indicated the need for an assessment of the recoverability of any long-lived assets.

         (m) Interest Income

             Interest income is included in "Other income, net" on the
                   Consolidated Statements of Income. Interest income totaled $1,496,000, $1,686,000 and $1,369,000 in fiscal 1999, 1998 and 1997, respectively.

         (n) Financial Instruments

             The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. Based on prevailing interest rates for similar instruments, the fair value of notes payable to banks and a portion of long-term debt approximate their carrying value. See note 3 for management's assessment of the fair value of the Company's guaranteed Senior Notes.

         (o) Segment Disclosures

             Statement of Financial Accounting Standards No. 131, "Disclosures
                   About Segments of an Enterprise and Related Information" ("SFAS 131"), requires that companies report certain information about operating segments in complete sets of financial statements issued to shareholders and is effective for financial statements issued for periods beginning after December 15, 1997. Management has determined that the Company has one operating segment. Appropriate disclosures in accordance with SFAS No. 131 are contained in note 9.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (p) Stock-Based Compensation Plans

             The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Therefore, no compensation cost has been recognized in connection with the Company's stock option plans. Disclosures in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), appear in note 6.

         (q) Recent Accounting Pronouncements

             In June 1998, the FASB issued Statement of Financial Accounting
                   Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and is effective for financial statements issued for fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. Based on the nature of its current operations, the Company does not expect SFAS 133 to have a material effect on its financial statements.

             In March 1998 the American Institute of Certified Public
                   Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements issued for years ending after December 15, 1998. SOP 98-1 requires the capitalization of certain costs that are related to computer software developed or obtained for internal use and that would have been expensed as incurred under previous accounting standards. The Company does not expect the adoption of SOP 98-1 to have a material effect on its financial statements.

             In April 1998, the American Institute of Certified Public
                   Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-5 to have any effect on the Company's financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

                                                Estimated              As of February 28,
                                               Useful Lives         -----------------------
                                                 (Years)              1999           1998
                                               ------------           ----           ----

     Land                                           -               $  9,627       $  8,656
     Buildings and improvements                  20 - 40              13,080         13,037
     Computer and office equipment                3 - 5                7,755          5,461
     Furniture and fixtures                           5                1,451            848
     Transportation equipment                     3 - 5                  906            929
     Construction in progress                       -               $ 16,550       $  2,216
                                                                    --------       --------

                                                                      49,369         31,147
              Less accumulated depreciation                           (6,905)        (4,892)
                                                                    --------       --------
     Property and equipment, net                                    $ 42,464       $ 26,255
                                                                    ========       ========

     During fiscal 1999 and 1998 the Company capitalized $663,000 and $43,000, respectively, of interest expense in connection with the construction of a new office facility.

     The Company recorded $1,595,000, $1,304,000 and $814,000 of depreciation expense for fiscal 1999, 1998 and 1997, respectively.

     Capital expenditures totaled $17,731,000, $3,255,000 and $10,785,000 in fiscal 1999, 1998 and 1997, respectively. As of February 28, 1999, the Company had entered into commitments of $2,527,000 for capital expenditures.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) NOTES PAYABLE

    The Company maintains a line of credit with a bank to facilitate short-term borrowings and for the issuance of letters of credit. This line of credit is limited to $10,000,000, allows the issuance of up to $3,000,000 in letters of credit and bears interest at the bank's prime rate or at alternate rates based on Eurodollar investment rates for specific time periods. The interest rate on outstanding borrowings under this line of credit at February 28, 1999 was 5.82% and was based on Eurodollar investment rates. This line of credit expires on July 31, 1999. At February 28, 1999 the Company had an outstanding loan of $10,000,000 under this line of credit. Due to the loan outstanding, none of this line of credit was available for the issuance of letters of credit at February 28, 1999. The Company repaid the $10,000,000, plus interest, on March 10, 1999.

    To allow the issuance of letters of credit, a non-U.S. subsidiary maintains a facility with a bank. This facility is limited to $2,000,000 (U.S.) and bears interest at the bank's prime interest rate plus two percent (9.75% at February 28, 1999), with all outstanding balances due July 31, 1999. At February 28, 1999, no loans were outstanding under this facility and $140,000 was used to finance letters of credit, which were funded by the Company subsequent to February 28, 1999.

(4) LONG-TERM DEBT

    On January 5, 1996 a U.S. subsidiary issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at a rate of 7.01%. The Senior Notes are unsecured, are guaranteed by Helen of Troy Limited and certain of its subsidiaries and are due January 5, 2008. Principal payments begin in fiscal 2005. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 1999 is approximately $37,574,000.

    On July 18, 1997 one of the Company's U.S. subsidiaries issued a $15,000,000
         Senior Note. Interest is paid quarterly at a rate of 7.24%. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited and certain of its subsidiaries and is due July 18, 2012. Principal payments begin in fiscal 2009. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 28, 1999 is approximately $14,079,000.

    The remainder of long-term debt is comprised of a note for $450,000.
         Interest payments are made monthly based on the prime rate for corporate loans at major U.S. money center commercial banks (7.75% at February 28, 1999). The $450,000 note is payable in full on January 25, 2001.

    During fiscal 1999, the Company acquired all of the outstanding stock of Karina, Inc. and DCNL, Inc. As of the dates of the acquisitions, Karina, Inc. and DCNL, Inc. had a total of $1,663,000 in outstanding long-term debt. The Company repaid all of the long-term debt of both companies shortly after the respective acquisition dates. The Karina, Inc. and DCNL, Inc. acquisitions are discussed in note 10 -- "Acquisitions and Purchases of Trademarks."

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES

    The components of earnings before income tax expense are as follows:

                                                 Years ended
                                                February  28,
                                     ----------------------------------
                                               (in thousands)
                                       1999         1998         1997
                                     --------     --------     --------
     U.S                             $  9,697     $  6,588     $  5,983
     Non-U.S                           25,716       22,228       16,156
                                     --------     --------     --------
                                     $ 35,413     $ 28,816     $ 22,139
                                     ========     ========     ========

The components of income tax expense (benefit) are as follows:

                                       1999          1998          1997
                                     --------      --------      --------
Current:
      U.S                            $  4,734      $  4,199      $  4,901
      Non-U.S                           2,860         2,531           533
Deferred                                 (511)         (246)         (453)
                                     --------      --------      --------
                                     $  7,083      $  6,484      $  4,981
                                     ========      ========      ========

Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

                                                       Years ended
                                                       February  28,
                                             ----------------------------------
                                                      (in thousands)
                                               1999         1998         1997
                                             --------     --------     --------
Expected income tax expense at
     the U.S. statutory rate of 35%          $ 12,395      $ 10,086      $  7,749
     Decrease in income
            taxes resulting from income
             from non-U.S. operations
             subject to varying income
             tax rates                         (5,312)       (3,602)       (2,768)
                                             --------      --------      --------
Actual income tax expense                    $  7,083      $  6,484      $  4,981
                                             ========      ========      ========

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5) INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1999 and 1998 are as follows:

                                                         1999         1998
                                                       --------     --------
                                                          (in thousands)
Deferred tax assets:
     Net operating losses generated by the
           tax benefit of stock option exercises       $  1,825     $   --
     Inventories, principally due to additional
           costs inventoried for tax purposes               922          637
       Accrued expenses                                     758          683
       Accounts receivable, property and
           equipment, and other                             524          220
                                                       --------     --------
Total gross deferred tax assets                           4,029        1,540
                                                       --------     --------
Deferred tax liabilities:
       Depreciation and amortization                       (171)         (18)
                                                       --------     --------
Net deferred tax asset                                 $  3,858     $  1,522
                                                       ========     ========

The Inland Revenue Department (the "IRD") in Hong Kong has asserted that it may tax certain profits of the Company's foreign subsidiaries for the years 1990 through 1999. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is defending its position in this matter. If the IRD were to prevail, the resulting tax liability could range from $400,000 to $13,000,000 (U.S.). Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.

The U.S. federal tax returns of the Company's largest domestic subsidiary for the fiscal years 1994, 1995, and 1996 were examined by the Internal Revenue Service (IRS). The IRS examinations of these returns resulted in an increase of approximately $150,000 in the Company's taxable income for those fiscal years.

The Company plans to permanently invest all of the undistributed earnings of the non-U.S. subsidiaries of the United States subsidiaries. In accordance with generally accepted accounting principles, the Company has made no provision for U.S. federal income taxes on these undistributed earnings. At February 28, 1999, undistributed earnings for which the Company had not provided deferred U.S. federal income taxes totaled $50,244,000. The Company's United States net operating loss of $5,250,000 expires if not utilized by fiscal 2014.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

During fiscal years 1999, 1998 and 1997, officers and employees exercised certain stock options, resulting in a U.S. federal income tax deduction for the Company. The deductions attributable to the exercise of stock options did not affect income tax expense for financial reporting purposes. The tax effect of the stock option exercises increased additional paid-in-capital by $5,907,000, $2,533,000 and $362,000, respectively, in fiscal 1999, 1998 and 1997.

(6) STOCK-BASED COMPENSATION PLANS

The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. The Company accounts for its stock-based compensation plans under APB No. 25. Accordingly, no compensation expense has been recognized for the Company's stock option plans or its stock purchase plan. Had the Company recorded compensation expense for its stock option plans based on the fair value of the options at the dates of grant for those awards, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          Years Ended February 28,
                                             ------------------------------------------------
                                                     1999              1998              1997
                                             ------------      ------------      ------------
Net Income:           As Reported            $ 28,330,000      $ 22,332,000      $ 17,158,000
                      Pro forma                25,533,000        19,539,000        16,204,000

Earnings per share:
             Basic:   As Reported            $       1.00      $        .83      $        .66
                      Pro forma              $        .90      $        .73      $        .62

             Diluted: As Reported            $        .96      $        .77      $        .62
                      Pro forma              $        .86      $        .68      $        .58

The Company computed the pro forma figures disclosed above using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998, and 1997, respectively; expected dividend yields of zero for all years; expected volatility of 27.4% for fiscal 1999, 23.4% for fiscal 1998 and 20.0% for fiscal 1997; risk-free interest rates of 5.4% for fiscal 1999 and 6.5% for fiscal 1998 and 1997; and expected lives of 3, 4, 5 or 10 years depending on the option granted.

Under stock option and restricted stock plans adopted in 1994 and 1998 (the
       "1994 Plan" and the "1998 Plan" respectively) the Company reserved a total of 11,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options ("ISOs"), non-qualified stock options ("Non-Qs") and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable over a four or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant.

Under a stock option plan for non-employee directors (the "Directors' Plan"), adopted in fiscal 1996, the Company reserved a total of 480,000 shares of its common stock for issuance to non-employee members of the Board of

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) STOCK-BASED COMPENSATION PLANS, CONTINUED

       Directors. The Company grants options under the Directors' Plan at a price equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Directors' Plan vest one year from their date of issuance and expire ten years after issuance.

A summary of stock option activity under all plans is as follows:

                                                                    Years Ended February 28,
                                   --------------------------------------------------------------------------------------
                                             1999                             1998                           1997
                                   -------------------------        -------------------------      ----------------------
                                                   WEIGHTED-                        Weighted-                  Weighted-
                                                   AVERAGE                          Average                    Average
                                   SHARES          EXERCISE         Shares          Exercise       Shares      Exercise
                                   (000s)            PRICE          (000s)            Price        (000s)        Price
                                   -------------------------        -------------------------      ---------------------
Options outstanding,
        beginning of year           4,554           $  8.10           4,005          $  3.95         4,214       $ 3.70
        Options granted             1,110             15.76           1,643            15.68           170         8.33
        Options exercised            (724)             2.75            (994)            4.16          (355)        3.04
        Options forfeited            (547)             3.20            (100)            5.46           (24)        5.13
                                   ------           -------         -------          -------       -------       ------
Options outstanding, end of year    4,393             11.53           4,554             8.10         4,005         3.95
                                   ======           =======         =======          =======       =======       ======

Options exercisable at year-end     1,683              6.62           1,966             3.28         1,954         3.08
                                   ======                           =======                        =======
Weighted-average fair value of
        options granted during
        the year                                       7.13                             7.04                       2.42

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) STOCK-BASED COMPENSATION PLANS, CONTINUED

The following table summarizes information about stock options at February 28, 1999:

                                           Outstanding Stock Options            Exercisable Stock Options
                                  --------------------------------------------  -------------------------
                                                       Weighted-
                                                        Average      Weighted-                 Weighted-
                                                       Remaining      Average                   Average
              Number of                               Contractual    Exercise     Number of    Exercise
               Options               Price Range          Life         Price       Options       Price
              -------------------------------------------------------------------------------------------
ISOs
                298,430           $ 3.65 to $ 7.81        5.37        $ 4.77         83,070     $ 4.56
                163,306           $10.50 to $15.00        6.14         12.15         17,390      11.56
                124,620           $15.13 to $24.31        7.59         17.56          7,750      16.72
              ---------                                                           ---------
Total           586,356                                   6.06        $ 9.54        108,210     $ 6.55
              =========                                                           =========

Non-Q's
              1,322,028           $ 3.65 to $ 6.75        6.06        $ 4.52      1,264,408     $ 4.49
              2,320,136           $12.09 to $17.63        9.09         15.80        166,268      16.02
              ---------                                                           ---------
Total         3,642,164                                   7.99        $11.70      1,430,676     $ 5.84
              =========                                                           =========

Directors' Plan
                 24,000           $ 5.13 to $ 7.06        7.01        $ 6.09         24,000     $ 6.09
                140,000           $15.94 to $17.63        8.64         16.25        120,000      16.02
              ---------                                                           ---------
Total           164,000                                   8.40        $14.76        144,000     $14.36
              =========                                                           =========

In fiscal 1999 the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the stock purchase plan employees authorize the Company to withhold from 1% to 15% of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period, whichever is lower. The Company implemented the stock purchase plan in mid-January 1999, with the first option period scheduled to end in July 1999. Therefore, no stock has been issued under the stock purchase plan.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) COMMITMENTS AND CONTINGENCIES

The Company has employment contracts with certain of its officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five-year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from September 2, 2000 to February 28, 2004. The aggregate commitment for future salaries, at February 28, 1999, excluding incentive compensation, was approximately $5,284,000.

The Company purchases most of the appliances and products that it sells from unaffiliated manufacturers located in the Far East, principally in the Peoples' Republic of China, Thailand, Taiwan and South Korea. Due to the fact that most of its products are manufactured in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations and political unrest. These risks have not materially affected the Company's operations. Additionally, the Company's management believes that it could obtain its products from facilities in other countries, if necessary. However, the relocation of production capacity could require substantial time and could result in increased costs.

The Company is involved in various legal claims and proceedings in the normal course of operations. The Company is insured for substantially all of the various claims in which it is involved. In the opinion of management, the outcome of these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company and its subsidiaries.

The Company has purchased $5,750,000 (U.S.) in tax reserve certificates in Hong
       Kong as of February 28, 1999. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. The purchase of these certificates is discussed in note 5 -- "Income Taxes."

Under the terms of a Shareholders' Rights Plan approved by the Board of Directors in fiscal 1999, the Board of Directors declared a dividend of one preference share right ("Right") for each outstanding share of Common Stock. The Rights are inseparable from the shares of Common Stock and entitle the holders to purchase one one-thousandth of a share of Series A First Preference Shares ("Preference Shares"), par value $1.00, at a price of $100 per one-one thousandth of a Preference Share. Should certain persons or groups of persons ("Acquiring Persons") acquire more than 15% of the Company's outstanding Common Stock, the Board of Directors may either adjust the price at which holders of Rights may purchase Preference Shares or may redeem all of the then outstanding Rights at $.01 per Right. The Rights associated with the Acquiring Person's shares of Common Stock would not be exercisable. The Rights could cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances, but should not interfere with any merger or other business combination approved by the Board of Directors. The Rights expire December 1, 2008, unless their expiration date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

During fiscal years 1990 and 1989, the Company entered into barter agreements to exchange certain inventory items for advertising credits. During fiscal 1997 the Company disposed of unused advertising credits. The fiscal year 1997 non-cash charge of $3,198,000 is included with the Company's selling, general and administrative expenses for that fiscal year.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                                       Three Months Ended the Last Day of
                              ------------------------------------------------------
                                  May          August        November       February        Total
                                                                                            -----
     Fiscal 1999:

     Net sales                $   64,136     $   72,162     $   89,144     $   69,045     $  294,487

     Gross profit                 24,989         28,695         36,059         29,451        119,194

     Net earnings                  4,836          7,544         11,090          4,860         28,330

     Earnings per
     share

            Basic                    .18            .27            .39            .17           1.00

            Diluted                  .17            .26            .37            .16            .96


     Fiscal 1998:

     Net sales                $   52,448     $   60,929     $   82,780     $   51,941     $  248,098

     Gross profit                 19,811         23,263         31,801         20,136         95,011

     Net earnings                  3,552          5,897          9,243          3,640         22,332

     Earnings per
     share

            Basic                    .13            .22            .34            .13            .83

            Diluted                  .12            .21            .32            .13            .77


The business of the Company is somewhat seasonal. Between 55% and 60% of annual sales volume normally occurs in the second and third fiscal quarters.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) SEGMENT INFORMATION

    The Company consists of a single operating segment that sells hair care and other personal care products in the United States and internationally. Most of the Company's products are procured through its subsidiary in Barbados, West Indies. That subsidiary obtains products from unaffiliated contractors on an order-by-order basis.

    The Company's domestic and international net revenues from third parties, classified on the basis of the customer's location, and long-lived assets are as follows:

                                       1999         1998         1997
                                     --------     --------     --------
NET REVENUES FROM THIRD PARTIES:
United States                        $270,600     $228,220     $198,164
International                          23,887       19,878       14,871
                                     --------     --------     --------
Total                                $294,487     $248,098     $213,035
                                     ========     ========     ========

LONG-LIVED ASSETS:
United States                        $ 85,697     $ 37,690     $ 38,306
International                          18,655       12,950       10,689
                                     --------     --------     --------
Total                                $104,352     $ 50,640     $ 48,995
                                     ========     ========     ========


Sales to one customer and its affiliate accounted for 29% of the Company's net sales in fiscal 1999 and in fiscal 1998. Sales to that same customer comprised 27% of net sales for fiscal 1997.

(10) ACQUISITIONS AND PURCHASES OF TRADEMARKS

   On October 4, 1996 the Company acquired the assets of two personal care lines of Dazey Corporation. Included in the purchase were certain inventories, designs equipment, tooling, license rights and trademarks for existing products bearing the Dazey, Lady Dazey, Lady Carel and Dr. Scholl's(R) trade names.

   On June 12, 1997 the Company acquired the assets of Caruso International in a cash transaction. Included in the purchase were certain inventories, designs and trademarks.

   On July 31, 1998, the Company acquired the WIGO(R) trademark for hair care appliances, as well as certain other assets, from EWT Elektrogerate GmbH & Co. KG of Germany in a cash transaction. As a result, the Company now has the exclusive worldwide rights to design, market and sell various appliances, including professional salon hair care appliances, under the WIGO(R) trademark.

   On September 25, 1998, the Company acquired 100% of the stock of Karina,
      Inc., a New Jersey corporation. Karina develops, designs and markets basic and fashion hair accessories, brushes, combs, and various personal care implements. In exchange for the stock of Karina, the Company issued 691,760 shares of its common stock to Karina's shareholders.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)  ACQUISITIONS AND PURCHASES OF TRADEMARKS, CONTINUED

   On October 19, 1998, the Company acquired 100% of the stock of DCNL, Inc., a
      California corporation. DCNL develops, designs and markets specialized hair brushes and accessories. In exchange for the stock of DCNL, the Company issued 350,000 shares of its common stock and made additional cash payments to DCNL's shareholders. Under the terms of the agreement, DCNL's shareholders will receive additional shares of Helen of Troy common stock if the market price of the Company's common stock does not exceed a specified level. In order to qualify for that additional consideration, the former DCNL shareholders must hold the 350,000 shares of the Company's common stock until October 1999.

   The Company accounted for the acquisitions discussed above using the purchase method of accounting. Costs in excess of the fair value of the net tangible assets acquired in the Dazey, Caruso, WIGO(R), Karina and DCNL acquisitions total $40,195,000 and are included in goodwill. The Company is amortizing these costs over 15 years in the cases of the Dazey and Caruso transactions and 30 years for the WIGO(R), Karina and DCNL transactions.

   On a proforma basis these acquisitions would not have a material effect on net revenues or net earnings.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years ended February 28, 1999, 1998 and 1997
                                 (in thousands)

                                                             Additions
                                                     -----------------------
                                                     Charged
                                       Balance at       to                      Write-off of     Balance at
                                       beginning     costs and                  uncollectible      end of
Description                             of year      expenses     Recoveries      accounts          year
---------------------------------      ----------    ---------    ----------    -------------    ----------
Year ended February 28, 1999
  Allowance for doubtful accounts       $   568       $ 2,267       $   29        $ 1,108          1,756

Year ended February 28, 1998
  Allowance for doubtful accounts           400           551          --             383            568

Year ended February 28, 1997
  Allowance for doubtful accounts           390           349            2            341            400

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1999 fiscal year, is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

        Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1999 fiscal year, is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1999 fiscal year, is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1999 fiscal year, is incorporated herein by reference in response to this Item 13.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

         1. Financial Statements

            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

         2. Schedule: Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K

         On December 4, 1998 the Company filed a report on Form 8-K. That report documented the Board of Director's declaration of a dividend of one preference share purchase right for each outstanding common share, par value $.10 per share, of the Company.

         On January 6, 1999 the Company filed a report on Form 8-K in connection with the public announcement of its third quarter fiscal 1999 earnings.

The registrant will send its annual report to security holders and proxy solicitation material subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HELEN OF TROY LIMITED



                                        By: /s/ Gerald J. Rubin
                                            ------------------------------------
                                            Gerald J. Rubin, Chairman,
                                            Chief Executive Officer and Director

Dated May 28, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                           Title                                Date
------------------------------      ------------------------------              ------------
                                    Chairman of the Board, Chief
                                    Executive Officer and Director
     /s/ Gerald J. Rubin            (Principal Executive Officer)               May 28, 1999
------------------------------
        (Gerald J. Rubin)

                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting
       /s/ Dona Fisher              Officer)                                    May 28, 1999
------------------------------
          (Dona Fisher)

    /s/ Stanlee N. Rubin            Director                                    May 28, 1999
------------------------------
       (Stanlee N. Rubin)

 /s/ Christopher L. Carameros       Director                                    May 28, 1999
------------------------------
    (Christopher L. Carmeros)

     /s/ Byron H. Rubin             Director                                    May 28, 1999
------------------------------
        (Byron H. Rubin)

    /s/ Daniel C. Montaro           Director                                    May 28, 1999
------------------------------
       (Daniel C. Montano)

   /s/ Gary B. Abromovitz           Director                                    May 28, 1999
------------------------------
      (Gary B. Abromovitz)

                              HELEN OF TROY LIMITED

                              EXHIBITS TO FORM 10-K

                   For the Fiscal Year Ended February 28, 1999

                         COMMISSION FILE NUMBER 0-23312

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
3.1         Memorandum of Association. Exhibit 3.1 to the Registrant's
            Registration Statement on Form S-4, File No. 33-73594 filed with the
            Securities and Exchange Commission on December 30, 1993, is hereby incorporated herein by reference.

3.2         Bye Laws. Exhibit 3.2 to the Registrant's Registration Statement on
            Form S-4, File No. 33-73594 filed with the Securities and Exchange
            Commission on December 30, 1993, is hereby incorporated herein by reference.

10.1        Vidal Sassoon, Inc. Amended License Agreement of December 22, 1982.
            Exhibit 10.1 to the Helen of Troy Corporation's Registration
            Statement on Form S-2, File No. 2-82520 filed with the Securities and Exchange Commission on March 18, 1983, is hereby incorporated herein by reference. The request for confidential treatment of certain portions of this agreement has been granted by the Commission.

10.2 Letter Agreements Amending Sassoon License Agreement. Exhibit 10.2 to the Helen of Troy Corporation's Registration Statement on Form
            S-2, File No. 33-13253 filed with the Securities and Exchange
            Commission on April 8, 1987, is hereby incorporated herein by reference.

10.3        Form of Directors' and Executive Officers' Indemnity Agreement dated
            February 11, 1994 executed by each of Gerald J. Rubin, Sam L. Henry,
            Robert D. Spear, Stanlee N. Rubin, Gary B. Abromovitz, Byron H.
            Rubin, Daniel C. Montano, and Christopher L. Carameros. Exhibit 10.2 to the Registrant's Registration Statement on Form 8-K, filed with the Securities and Exchange Commission on February 25, 1994, is hereby incorporated herein by reference.

10.4 1994 Stock Option and Restricted Stock Plan, as previously filed with the Registrant's Registration Statement on Form S-4, File No.
            33-73594, as Exhibit 10.1 filed with the Securities and Exchange
            Commission on December 30, 1993, is hereby incorporated herein by reference.

10.5 401(k) Profit Sharing Plan, dated April 12, 1988, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1988, is hereby incorporated herein by reference.

10.6 Flexible Spending Arrangement Plan, dated May 1, 1988, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1988, is hereby incorporated herein by reference.

10.7        Vidal Sassoon, Inc., European License Agreement, dated January 1,
            1990, filed with the Securities and Exchange Commission on February
            28, 1990, as previously filed with Form 10-K of Helen of Troy
            Corporation for the period ending February 28, 1990, is hereby incorporated herein by reference. The request for confidential treatment of certain portions of this agreement has been granted by the Commission.

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
10.8        Form of Employment Agreement, dated March 1, 1995, executed by
            Gerald J. Rubin as previously filed with Form 10-K of Helen of Troy
            Limited for the period ending February 29, 1996, is hereby incorporated herein by reference.

10.9        401(k) Profit Sharing Plan Adoption Agreement, dated December 24,
            1991, with a retroactive effective date of January 1, 1988, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1992, is hereby incorporated herein by reference.

10.10       401(k) Profit Sharing Plan Adoption Agreement, dated December 24,
            1991, with an effective date of January 1, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending
            February 29, 1992, is hereby incorporated herein by reference.

10.11 Flexible Benefits Plan, Section 125, dated June 1, 1991, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 29, 1992, is hereby incorporated herein by reference.

10.12       Deleted

10.13       First Amendment to Revlon Consumer Products Corporation ("RCPC")
            North America Appliance License Agreement, dated September 30, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.14       First Amendment to RCPC North America Comb and Brush License
            Agreement, dated September 30, 1992, as previously filed with Form
            10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.15 First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992, as previously filed with Form 10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.16       First Amendment to RCPC International Comb and Brush License
            Agreement, dated September 30, 1992, as previously filed with Form
            10-K of Helen of Troy Corporation for the period ending February 28, 1993, is hereby incorporated herein by reference.

10.17       Form of Non-Statutory Stock Option Agreement, dated February 28,
            1994, executed by each of Gerald J. Rubin and Don Hall, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.18 Form of Incentive Stock Option Agreement, dated February 28, 1994, executed by each of Gerald J. Rubin, Arthur A. August, Randolph
            Maxwell, Sam L. Henry, William D. McCorvey and Robert D. Spear, as previously filed with Form 10-K of Helen of Troy Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.19       Deleted

10.20       Deleted

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
10.21       Supply Agreement between Helen of Troy Corporation and Helen of Troy
            Limited, a Barbados corporation, dated February 28, 1994, as previously filed as Exhibit 10.21 of Form 10-K of Helen of Troy
            Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.22       License Agreement between Helen of Troy Corporation and Helen of
            Troy Limited, a Barbados corporation, dated February 28, 1994, as previously filed as Exhibit 10.22 of Form 10-K of Helen of Troy
            Limited for the period ending February 28, 1994, is hereby incorporated herein by reference.

10.23       Amended and Restated Note Purchase, Guaranty and Master Shelf
            Agreement, $40,000,000 7.01% Guaranteed Senior Notes and $40,000,000
            Guaranteed Senior Note Facility, as previously filed as Exhibit
            10.23 of Form 10-Q of Helen of Troy Limited for the period ending
            November 30, 1996, is hereby incorporated herein by reference.

10.24 Form of employment contract for H. McIntyre Gardner, as previously filed as Exhibit 10.24 of Form 10-Q of Helen of Troy Limited for the period ending November 30, 1997, is hereby incorporated herein by reference.

10.25 Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan, as previously filed, as Exhibit 4.3 of the registrant's registration statement on Form S-8, File Number 333-11181, filed with the Securities and Exchange Commission on August 30, 1996, is hereby incorporated herein by reference.

10.26       Helen of Troy Limited 1998 Employee Stock Option and Restricted
            Stock Plan, as previously filed as Exhibit 4.3 of the registrant's registration statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on November 16, 1998, is hereby incorporated herein by reference.

10.27 Helen of Troy Limited 1998 Employee Stock Purchase Plan, as previously filed as Exhibit 4.3 of the registrant's registration statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 16, 1998, is hereby incorporated herein by reference.

10.28       Rights Agreement, dated as of December 1, 1998, between Helen of
            Troy Limited and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A First Preference Shares of Helen of Troy Limited, as
            Exhibit B the Form of Right Certificate, and as Exhibit C the
            Summary of Rights to Purchase Preference Shares of Helen of Troy
            Limited, as previously filed as Exhibit 4 of the registrant's
            Current Report on Form 8-K filed with the Securities and Exchange
            Commission on December 4, 1998, is hereby incorporated herein by reference.

21          Subsidiaries of the Registrant, filed herewith.

23          Independent Auditors' Consent, filed herewith.

27          Financial Data Schedule, filed herewith.