Form 10-Q
period 1999-05-31
HELEN OF TROY LTD
filed 1999-07-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 1999


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------  ----------------------

                         Commission file number 0-23312


                              HELEN OF TROY LIMITED
             (Exact name of registrant as specified in its charter)

                      Bermuda                           74-2692550
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

                             One Helen of Troy Plaza
                                El Paso, TX 79912
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (915) 225-8000

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

         As of July 7, 1999 there were 29,054,862 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                            Page No.
PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
                    Sheets as of May 31, 1999 (unaudited) and
                    February 28, 1999............................................3

                 Consolidated Condensed Statements
                    of Income (unaudited) for the Three Months
                    Ended May 31, 1999 and May 31, 1998..........................5

                 Consolidated Condensed Statements
                    of Cash Flows (unaudited) for the Three Months
                    Ended May 31, 1999 and May 31, 1998..........................6

                 Notes to Consolidated Condensed
                    Financial Statements.........................................7

         Item 2  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...................................................8


PART II. OTHER INFORMATION

         Item 5  Other information..............................................12

         Item 6  Exhibits and Reports on Form 8-K...............................12

SIGNATURES......................................................................13

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                    May 31,    February 28,
                                                                                      1999        1999
                                                                                    --------   ------------
                                                                                   (unaudited)
Assets

Current assets:
         Cash and cash equivalents                                                  $ 30,631     $ 33,691
         Investments                                                                   1,566           --
         Receivables, principally trade, less allowance for
              doubtful receivables of $728 at May 31, 1999 and $1,756 at
              February 28, 1999                                                       66,500       59,799
         Inventories                                                                  80,077       90,288
         Prepaid expenses                                                              2,684        2,048
         Deferred income tax benefits                                                  3,884        3,858
                                                                                    --------     --------
              Total current assets                                                   185,342      189,684


Property and equipment, net of accumulated depreciation of $7,358 at May 31,
         1999 and $6,905 at February 28, 1999
                                                                                      44,557       42,464

Goodwill, net of accumulated amortization of $2,674 at
         May 31, 1999 and $2,224 at February 28, 1999                                 39,053       39,052

License  agreements, at cost less accumulated amortization of $9,339 at May 31,
         1999 and $9,085 at February 28, 1999
                                                                                       7,713        7,967

Other assets, net of amortization                                                     14,684       14,869
                                                                                    --------     --------
                                                                                    $291,349     $294,036
                                                                                    ========     ========



(Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                     May 31,    February 28,
                                                                                       1999        1999
                                                                                     --------   ----------
                                                                                    (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable to banks                                                      $     --     $ 10,000
         Accounts payable, principally trade                                            2,706        1,592
         Accrued expenses:
              Advertising and promotional                                               4,242        4,935
              Other                                                                     8,573        8,563
         Income taxes payable                                                          14,671       13,654
                                                                                     --------     --------
              Total current liabilities                                                30,192       38,744

Long-term debt                                                                         55,450       55,450
                                                                                      -------      -------


              Total liabilities                                                        85,642       94,194

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                                     --           --
         Common stock; $.10 par value.  Authorized 50,000,000 shares;
              29,051,562 and 29,047,332 shares issued and outstanding at May 31,
              1999 and February 28, 1999, respectively                                  2,905        2,905
         Additional paid-in capital                                                    53,769       53,750
         Retained earnings                                                            149,033      143,187
                                                                                     --------     --------

              Total stockholders' equity                                              205,707      199,842
                                                                                     --------     --------

Commitments and contingencies                                                              --           --
                                                                                     $291,349     $294,036
                                                                                     ========     ========



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                                       Three months ended
                                                                            May 31,
                                                                      1999              1998
                                                                  ------------      ------------
Net sales                                                         $     72,188      $     64,136
Cost of sales                                                           43,239            39,147
                                                                  ------------      ------------

         Gross profit                                                   28,949            24,989

Selling, general and administrative expenses                            21,565            18,796
                                                                  ------------      ------------

         Operating income                                                7,384             6,193

Other income (expense):
         Interest expense                                                 (536)             (912)
         Other income, net                                                 459               764
                                                                  ------------      ------------

         Total other income (expense)                                      (77)             (148)
                                                                  ------------      ------------

         Earnings before income taxes                                    7,307             6,045

Income tax expense (benefit):
         Current                                                         1,487             1,398
         Deferred                                                          (26)             (189)
                                                                  ------------      ------------

         Net earnings                                             $      5,846      $      4,836
                                                                  ============      ============

Earnings per share:
         Basic                                                    $        .20      $        .18
         Diluted                                                           .20               .17

Weighted average number of common and common equivalent shares used in computing earnings per share:

         Basic                                                      29,048,278        27,544,779
         Diluted                                                    29,930,822        29,129,930

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                 Three months ended May 31,
                                                                     1999          1998
                                                                   --------      --------
Cash flows from operating activities:
         Net earnings                                              $  5,846      $  4,836
         Adjustments to reconcile net income to cash provided
              (used) by operating activities
              Depreciation and amortization                           1,523         1,079
              Provision for doubtful receivables                        534           174
              Deferred taxes, net                                       (26)         (189)
              Changes in operating assets and liabilities:
                  Accounts receivable                                (7,235)       (7,449)
                  Inventory                                          10,211        (7,107)
                  Prepaid expenses                                     (636)       (4,461)
                  Accounts payable                                    1,114          (672)
                  Accrued expenses                                     (683)        2,286
                  Income taxes payable                                1,017         2,437
                                                                   --------      --------
              Net cash provided (used) by operating activities       11,665        (9,066)

Cash flows from investing activities:
         Capital and license expenditures                            (2,546)       (3,808)
         Purchase of investment securities                           (1,566)           --
         Other assets                                                  (632)         (954)
                                                                   --------      --------
              Net cash used by investing activities                  (4,744)       (4,762)

Cash flows from financing activities:
         Net payments on revolving line of credit                   (10,000)           --
         Payment of payroll tax and income tax withholding
              associated with stock options exercised                    --        (6,669)
         Exercise of stock options                                       19           332
                                                                   --------      --------
              Net cash (used) by financing activities                (9,981)       (6,337)
                                                                   --------      --------

Net (decrease) in cash equivalents                                   (3,060)      (20,165)
Cash equivalents, beginning of period                                33,691        55,670
                                                                   --------      --------
Cash equivalents, end of period                                    $ 30,631      $ 35,505
                                                                   ========      ========

Supplemental cash flow disclosures:
         Interest paid                                             $    970      $    982
         Income taxes paid, net of refunds                              450            --

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 1999


Note 1- In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of May 31, 1999 and February 28, 1999 and the results of its operations for the three month periods ended May 31, 1999 and 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  Certain reclassifications were made to information for the three months ended May 31, 1998 in order to conform to the presentation for the three months ended May 31, 1999.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 882,544 and 1,585,151 for the three months ended May 31, 1999 and 1998, respectively. Dilutive securities for the three months ended May 31, 1999 consisted of 791,599 shares attributable to dilutive stock options issued under the Company's stock option plans and 90,945 shares that are contingently issuable as part of an acquisition that occurred in fiscal 1999. All dilutive securities for the three months ended May 31, 1998 consist of dilutive stock options issued under the Company's stock option plans. All potentially dilutive securities are included in the calculations of diluted earnings per share.

Note 4 - Subsequent to May 31, 1999, the Company purchased, in several transactions, 536,999 shares of stock in a manufacturer of housewares, at a total purchase price, including brokerage commissions, of approximately $10,555,000. The Company's holdings represent approximately 13.3% of the outstanding stock of the housewares manufacturer. The Company funded approximately $9,965,000 of its investment in the housewares manufacturer by borrowing on a line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three months ended May 31, 1999 (the first quarter of fiscal 2000) increased $8,052,000, or 12.6%, to $72,188,000, compared to
$64,136,000 for the three months ended May 31, 1998 (the first quarter of fiscal
1999). Increases in domestic sales, especially of brushes, combs, and hair care accessories, together with growth in the Company's international business, contributed significantly to the increase in net sales for the first quarter of fiscal 2000. Sales attributable to the Company's third quarter fiscal 1999 acquisitions of Karina, Inc. and DCNL, Inc. and the introduction by the Company of new product lines played particularly important roles in the domestic net sales growth.

         Gross profit as a percentage of sales increased to 40.1% in the first quarter of fiscal 2000 from 39.0% in the first quarter of fiscal 1999. The Company's gross profit percentage in the first quarter of fiscal 2000 was comparable to its gross profit percentage of 40.5% for the fiscal year ended February 28, 1999. Sales of products resulting from the Company's prior year acquisitions of Karina, Inc. and DCNL, Inc. were important to the increase in gross profit as a percentage of sales, versus the same three-month period last fiscal year.

         Selling, general and administrative expenses as a percentage of sales increased to 29.9% of sales for the three months ended May 31, 1999, compared to 29.3% during the three months ended May 31, 1998. This increase was due, in part, to amortization of the goodwill that was recorded as a result of the Company's fiscal 1999 acquisitions.

         Interest expense for the three months ended May 31, 1999 totaled $536,000, a decrease of $376,000, or 41.2%, compared to interest expense of $912,000 for the three months ended May 31, 1998. This decrease was due to the capitalization of interest on the construction of the Company's new corporate headquarters facility. That facility will be complete in the second quarter of fiscal 2000. Other income decreased by $305,000, or 39.9%, to $459,000 for the three months ended May 31, 1999. The reduction in other income resulted primarily from decreased interest income, as the Company's cash balances were lower during the first three months of fiscal 2000 than the same period for fiscal 1999.

Liquidity and Capital Resources

         The Company's working capital and current ratio were $155,150,000 and 6.1, respectively at May 31, 1999, compared to working capital of $150,940,000 and a current ratio of 4.9 at February 28, 1999. The increase in the Company's current ratio was primarily due to the absence at May 31, 1999 of the $10,000,000 short-term note payable that was present on the Company's balance sheet at February 28, 1999. The Company repaid the short-term note payable in full during the first quarter of fiscal 2000. Subsequent to May 31, 1999, the Company again borrowed $10,000,000 under the same credit facility.

         Cash decreased from $33,691,000 at February 28, 1999 to $30,631,000 at May 31, 1999. The Company's operating activities produced a positive cash flow of $11,665,000 as net earnings after income taxes, combined with a reduction in inventory, more than offset an increase in net accounts receivable. Items that utilized cash during the quarter ended May 31, 1999 included repayment of the $10,000,000 short-term note receivable that was outstanding at February 28, 1999, capital expenditures on the Company's new corporate headquarters and the purchase of equity securities as investments. The Company's first quarter fiscal 2000 purchase of equity securities is part of its continuing strategy to evaluate business opportunities and make investments that might enhance shareholder value. For a further update on the Company's investment in equity securities, see the section below entitled "Subsequent Events."

         The Company believes that its capital resources are adequate to finance its debt obligations and that its capital resources and available credit are adequate to finance the growth of its existing business.

Year 2000

         The Company is continuing to assess its Year 2000 ("Y2K") readiness through examining and updating its critical information technology ("IT") systems and monitoring the Y2K readiness of its business partners and formulating contingency plans. Management believes that the Company's non-IT systems are Y2K compliant.

         The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology systems. The Company has assessed its Y2K readiness with regard to critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that it will complete all of the necessary actions to bring all of its critical IT systems into Y2K compliance by September 1999.

         Security, telephone and other systems that facilitate the operations of its warehouses and corporate headquarters, as well as computer chips embedded in its products comprise the Company's primary non-IT systems. The Company has completed the updates necessary to bring these systems into Y2K compliance. The computer chips embedded in the products sold by the Company are not date-sensitive and therefore pose no Y2K risk.

         The Company has not incurred, nor does it expect to incur, any material expenses in readying its computer applications for the Year 2000. The IT and non-IT systems currently in place or expected to be in place on January 1, 2000 were not purchased specifically, nor was their installation accelerated, because of the Y2K issue.

         The Company has substantially completed its analysis of its relationships with its business partners. The Company has inquired with major customers as to their Y2K compliance. Based on its assessment of customers' representations in their reports to the Securities and Exchange Commission and their answers to the Company's inquiries, the Company's management believes that its major customers will be Y2K compliant. The Company has made inquiries of key suppliers and has tested its computer links with key suppliers in the Far East for Y2K compliance. Based on written responses to these inquiries and the results of its tests, management does not believe that the Y2K issue will cause the Company to experience any significant difficulties in obtaining products. The Company has received communications from its key financial service providers indicating that they are actively working to resolve their Y2K service issues. The Company has made inquiries of its primary domestic utility service providers as to their Y2K readiness. The responses received to date have not indicated that any of the Company's primary domestic utility service providers expect any service disruptions due to the Y2K issue, although the utilities have indicated that they cannot provide complete assurance that no interruptions will occur. The Company continues to monitor these service providers' Y2K readiness through additional inquiries.

         The Company believes that the remaining updates to its IT systems, the Y2K readiness of its non-IT systems and its efforts to assess the Y2K compliance of its trading partners should minimize the business difficulties encountered as a result of the Y2K issue. However, the Company is in the process of formulating contingency plans. Management expects that these contingency plans, when formulated, will entail procedures to be followed if certain IT or non-IT systems experience unexpected Y2K difficulties or if customers experience difficulties transmitting orders because of the Y2K issue.

         There can be no guarantee that the Company or its trading and business partners will not experience Y2K compliance difficulties. If the Company or its significant trading and business partners experience Y2K compliance problems, adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include disruptions in both shipments and receipts of products, delays in the Company's receipt of payments from customers and delays in the ability to pay certain suppliers.

Subsequent Events

         As part of its continuing strategy to evaluate business opportunities and make investments that might enhance shareholder value, the Company acquired, in several transactions, 536,999 shares of the common stock of General Housewares Corp. subsequent to May 31, 1999 at a total cost, including brokerage commissions, of $10,554,855. The Company might seek to increase its ownership stake under certain circumstances and is attempting to enter into discussions with General Housewares Corp. regarding a possible business combination. The Company has retained a financial advisor in connection with any transaction involving General Housewares Corp. Further information concerning the Company's ownership of shares of General Housewares common stock is contained in a Form 13D filed by the Company with the Securities and Exchange Commission on June 28, 1999.

Information relating to forward-looking statements

         This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks, (5) risks associated with inventory, including potential obsolescence, (6) risks associated with operating in foreign jurisdictions, (7) worldwide and domestic economic conditions, (8) the impact of current and future laws, including tax laws and litigation, (9) uninsured losses, (10) reliance on computer systems, (11) management's reliance on the representations of third parties, (12) risks associated with newly acquired product lines and subsidiaries, (13) risks associated with investments in equity securities, (14) technological issues associated with Year 2000 compliance efforts and (15) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

PART II. OTHER INFORMATION

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         27    Financial Data Schedule for the three months ended May 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HELEN OF TROY LIMITED
                                                    (Registrant)



Date               July 14, 1999                  /s/ Gerald J. Rubin
         ------------------------------        --------------------------------
                                                    Gerald J. Rubin
                                                Chairman of the Board, Chief
                                                      Executive Officer
                                                (Principal Executive Officer)


Date               July 14, 1999                  /s/ Dona Fisher
         ------------------------------        --------------------------------
                                                     Dona Fisher
                                                Senior Vice-President, Finance,
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBIT



EXHIBIT
NUMBER          DESCRIPTION
  27           Financial Data Schedule for the three months ended May 31, 1999.