Form 10-Q
period 1999-08-31
HELEN OF TROY LTD
filed 1999-10-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1999


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

        For the transition period from....................to....................


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         As of September 30, 1999 there were 29,287,357 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX


                                                                              Page No.

PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
                      Sheets as of August 31, 1999 (unaudited) and
                      February 28, 1999..........................................3

                 Consolidated Condensed Statements
                      of Income (unaudited) for the Three and Six
                      Months Ended August 31, 1999 and
                      August 31, 1998............................................5

                 Consolidated Condensed Statements
                      of Cash Flows (unaudited) for the Six Months
                      Ended August 31, 1999 and
                      August 31, 1998............................................6

                 Notes to Consolidated Condensed
                      Financial Statements (unaudited)...........................7

         Item 2  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.................................................9


PART II. OTHER INFORMATION

         Item 4  Submission of Matters to a Vote of Security Holders............14

         Item 6  Exhibits and Reports on Form 8-K...............................15

SIGNATURES......................................................................16

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)



                                                                                      August 31,     February 28,
                                                                                         1999           1999
                                                                                     ------------    ------------
                                                                                      (unaudited)

Assets

Current assets:
         Cash and cash equivalents                                                   $     18,669   $     33,691
         Marketable securities, at market value                                            16,790             --
         Receivables, principally trade, less allowance for
              doubtful receivables of $465 at August 31, 1999 and $1,756
              at February 28, 1999                                                         67,076         59,799
         Inventories                                                                       94,859         90,288
         Prepaid expenses                                                                   2,549          2,048
         Deferred income tax benefits                                                       4,131          3,858
                                                                                     ------------   ------------
              Total current assets                                                        204,074        189,684


Property and equipment, net of accumulated depreciation of $7,430 at August 31,
         1999 and $6,905 at February 28, 1999
                                                                                           46,633         42,464

Goodwill, net of accumulated amortization of $3,150 at
         August 31, 1999 and $2,224 at February 28, 1999                                   39,739         39,052

License  agreements, at cost less accumulated amortization of $9,593 at August
         31, 1999 and $9,085 at February 28, 1999
                                                                                            7,459          7,967

Other assets, net of accumulated amortization                                              16,936         14,869
                                                                                     ------------   ------------
                                                                                     $    314,841   $    294,036
                                                                                     ============   ============



(Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)



                                                                                   August 31,    February 28,
                                                                                      1999           1999
                                                                                  ------------   ------------
                                                                                   (unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable to banks                                                   $     10,000   $     10,000
         Accounts payable, principally trade                                             3,459          1,592
         Accrued expenses:
              Advertising and promotional                                                5,838          4,935
              Other                                                                     10,677          8,563
         Income taxes payable                                                           15,371         13,654
                                                                                  ------------   ------------
              Total current liabilities                                                 45,345         38,744

Long-term debt                                                                          55,450         55,450
                                                                                  ------------   ------------

              Total liabilities                                                        100,795         94,194

Stockholders' equity:
         Preference shares, non-voting, $1.00 par value.  Authorized
              2,000,000 shares; none issued                                                 --             --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              29,132,813 and 29,047,332 shares issued and outstanding at August
              31, 1999 and February 28, 1999, respectively                               2,913          2,905
         Additional paid-in capital                                                     53,959         53,750
         Retained earnings                                                             157,174        143,187
                                                                                  ------------   ------------

              Total stockholders' equity                                               214,046        199,842
                                                                                  ------------   ------------

Commitments and contingencies
                                                                                  $    314,841   $    294,036
                                                                                  ============   ============



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)




                                                    Three months ended               Six months ended
                                                         August 31,                      August 31,
                                                    1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------

Net sales                                      $     71,520    $     72,162    $    143,708    $    136,298
Cost of sales                                        44,525          43,467          87,764          82,614
                                               ------------    ------------    ------------    ------------
         Gross profit                                26,995          28,695          55,944          53,684

Selling, general and administrative expenses         23,266          19,016          44,831          37,812
                                               ------------    ------------    ------------    ------------
         Operating income                             3,729           9,679          11,113          15,872

Other income (expense):
         Interest expense                              (844)           (852)         (1,380)         (1,764)
         Other income (net)                           5,944             603           6,403           1,367
                                               ------------    ------------    ------------    ------------
         Total other income (expense)                 5,100            (249)          5,023            (397)
                                               ------------    ------------    ------------    ------------

Earnings before income taxes                          8,829           9,430          16,136          15,475

Income tax expense (benefit):
         Current                                        733           2,136           2,220           3,534
         Deferred                                       (44)           (250)            (70)           (439)
                                               ------------    ------------    ------------    ------------

Net earnings                                   $      8,140    $      7,544    $     13,986    $     12,380
                                               ============    ============    ============    ============

Earnings per share:
         Basic                                 $        .28    $        .27    $        .48    $        .45
         Diluted                                        .27             .26             .46             .42
Weighted average number of shares used in
         computing earnings per share:
         Basic                                   29,082,717      27,880,371      29,065,592      27,713,194
         Diluted                                 30,353,589      29,416,613      30,142,326      29,273,890



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                 Six months ended August 31,
                                                                                      1999          1998
                                                                                   ----------    ----------

Cash flows from operating activities:
         Net earnings                                                              $   13,986    $   12,380
         Adjustments to reconcile net income to cash provided (used) by operating activities
              Depreciation and amortization                                             3,078         2,190
              Provision for doubtful receivables                                          622            38
              Deferred taxes, net                                                         (70)         (439)
              Realized gain - trading securities                                       (1,183)           --
              Unrealized gain - trading securities                                     (4,363)           --
              Changes in operating assets and liabilities:
                  Accounts receivable                                                  (8,405)      (12,050)
                  Marketable securities                                               (11,244)           --
                  Inventory                                                            (5,100)      (28,493)
                  Prepaid expenses                                                       (594)       (4,033)
                  Accounts payable                                                      1,867          (555)
                  Accrued expenses                                                      1,738         3,957
                  Income taxes payable                                                  1,717         4,565
                                                                                   ----------    ----------
              Net cash used by operating activities                                    (7,951)      (22,440)

Cash flows from investing activities:
         Capital and license expenditures                                              (5,501)       (7,838)
         Other assets                                                                  (2,130)       (5,144)
                                                                                   ----------    ----------
              Net cash used by investing activities                                    (7,631)      (12,982)

Cash flows from financing activities:
         Net borrowings on revolving line of credit                                        --        10,000
         Payment of payroll tax and income tax withholding
         associated with stock options exercised                                           --        (6,669)
         Exercise of stock options                                                        560           871
                                                                                   ----------    ----------
              Net cash provided by financing activities                                   560         4,202

Net (decrease) in cash equivalents                                                    (15,022)      (31,220)
Cash equivalents, beginning of period                                                  33,691        55,670
                                                                                   ----------    ----------
Cash equivalents, end of period                                                    $   18,669    $   24,450
                                                                                   ==========    ==========

Supplemental cash flow disclosures:
         Interest paid                                                             $    2,036    $    1,964
         Income taxes paid, net of refunds                                                498            --



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                 August 31, 1999

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of August 31, 1999 and February 28, 1999 and the results of its operations for the three-month and six-month periods ended August 31, 1999 and 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  Certain reclassifications were made to information for the three months and the six months ended August 31, 1998 in order to conform to the presentation for the three months and the six months ended August 31, 1999.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,270,872 and 1,536,242, respectively, for the three months ended August 31, 1999 and 1998, and 1,076,734 and 1,560,696, respectively, for the six months ended August 31, 1999 and 1998. Dilutive securities for the three months ended August 31, 1999 consisted of 1,129,644 dilutive stock options and 141,228 shares contingently issuable as part of an acquisition that occurred in October 1998. Dilutive securities for the six months ended August 31, 1999 consisted of 960,647 dilutive stock options and 116,087 shares of common stock contingently issuable as part of the acquisition that occurred in October 1998. All dilutive securities for the three- and six-month periods ended August 31, 1998 were comprised of dilutive stock options. All potentially dilutive securities are included in the calculations of diluted earnings per share. For the six and three months ended August 31, 1999 and 1998, options to purchase 1,418,175 and 12,875 and 530,000 and 19,750 shares of common stock, respectively, were outstanding, but were not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of the common shares.

Note 4 - Marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At August 31, 1999, the Company held its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Information relating to forward looking statements). Therefore, all investments in equity securities are classified as trading securities, with all unrealized gains and losses attributable to such securities included in earnings. Included in the heading "other income" on the Consolidated Condensed Statements of Income for the three months and the six months ended August 31, 1999 are $1,183,000 in net realized gains from sales of trading securities. Net unrealized gains of $4,363,000 were recognized on trading securities held by the Company at the balance sheet date based on the differences between the market values of such securities and the amounts that the Company paid for them. The net unrealized gains on marketable securities are also included in "other income" on the Condensed Consolidated Statements of Income for the periods ended August 31, 1999.

Note 5 - Helen of Troy Limited holds the consolidated group's investments in trading securities and is not subject to any capital gains tax or other tax on the sale of equity securities. Therefore, no income tax expense was recognized on $5,380,000 of the $5,546,000 of income reported on sales and appreciation of trading securities during the three-month and six-month periods ended August 31, 1999. The remaining $166,000 of income from securities was recognized by a U.S. subsidiary of Helen of Troy Limited.

Note 6 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended August 31, 1999

Net second quarter sales decreased $642,000, or 0.9%, to $71,520,000 for the three months ended August 31, 1999, compared to $72,162,000 for the three months ended August 31, 1998. The sales decrease occurred, in part, because of lower sales to some of the Company's largest retail customers. The Company believes that some of these customers are attempting to carry lower levels of inventory than in the past. Sales growth attributable to product lines acquired or developed internally within the twelve months prior to August 31, 1999, combined with higher international sales, partially offset the domestic sales decreases in certain of the Company's product lines.

Gross profit as a percentage of sales decreased to 37.7% for the quarter ended August 31, 1999, from 39.8% for the quarter ended August 31, 1998. Higher than expected levels of customer returns contributed to the decrease in gross profit as a percentage of sales. Changes in the mix of products sold also accounted for some of that decrease.

Selling, general and administrative expenses as a percentage of sales increased to 32.5% for the three months ended August 31, 1999, compared to 26.4% for the three months ended August 31, 1998. The increase in selling, general and administrative expenses as a percentage of sales was partially attributable to $1,320,000 in customer chargebacks. Some of the additional expenses associated with the chargebacks are related to warehousing issues that occurred in connection with the Company's assumption of warehouse operations at its El Paso, Texas distribution center. In January 1999 the Company assumed operation of that distribution center from a third party contractor. The Company will initiate measures that it expects to correct the issues at the El Paso facility. Increased cooperative advertising expenses of $1,400,000 also contributed to the increase in selling, general and administrative expenses as a percentage of sales.

During the three months ended August 31, 1999, the Company recorded $1,183,000 in net realized gains from the sale of trading securities and net unrealized gains of $4,363,000 on equity securities held by the Company at August 31, 1999. These gains are included in "other income" on the Condensed Consolidated Statements of Income. The unrealized gains were based on the differences between the market values of the marketable securities at August 31, 1999 and the Company's original costs. The Company's marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At August 31, 1999, the Company held all of its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, all investments in equity securities are classified as trading securities, with all unrealized gains and losses attributable to such securities included in earnings. The market risk associated with investments in equity securities is summarized below in the "Liquidity and Capital

Resources" section.

The Company recorded income tax expense equal to 7.8% of pre-tax income for the quarter ended August 31, 1999, compared to 20.0% for the quarter ended August 31, 1998. The lower tax rate for the three months ended August 31, 1999 is due to the fact that no income tax expense was provided for most of the Company's gains on its marketable securities. Helen of Troy Limited holds the consolidated group's investments in marketable securities and is not subject to any capital gains tax or other income tax on the sale of equity securities. Therefore, no income tax expense was recognized on $5,380,000 of the $5,546,000 of income reported on sales and appreciation of equity securities during the three-month period ended August 31, 1999. The remaining $166,000 of income from securities was recognized by a U.S. subsidiary of Helen of Troy Limited.

Six Months Ended August 31, 1999

Net sales for the six months ended August 31, 1999 increased $7,410,000, or 5.4%, when compared to the six months ended August 31, 1998. Increased international sales and sales of hair brush, comb and hair care accessory products that were added to the Company's product mix in the last year through acquisition or internal development provided most of the sales increase for the six-month period.

Gross profit as a percentage of sales decreased from 39.4% for the six months ended August 31, 1998 to 38.9% for the six months ended August 31, 1999. Higher than expected rates of customer returns lowered gross profit as a percentage of sales in the six months ended August 31, 1999, as discussed in the section above covering gross profit as a percentage of sales for the three-month period ended August 31, 1999. A shift in the mix of products sold also negatively affected gross profit.

Selling, general and administrative expenses as a percentage of sales increased to 31.2% for the six months ended August 31, 1999, versus 27.7% for the six months ended August 31, 1998, due in part to increased customer chargebacks and cooperative advertising. Those increases are discussed above in the analysis of selling, general and administrative expenses as a percentage of sales for the three months ended August 31, 1999.

Interest expense decreased $384,000, or 21.8% for the six months ended August 31, 1999, compared to the same period the previous year. The decrease is primarily due to higher levels of capitalized interest on the construction of the Company's new headquarters during the six months ended August 31, 1999. As the corporate headquarters construction progressed, the dollar amount of construction in progress grew; thereby increasing capitalized interest for the period. The Company discontinued the capitalization of interest when the new headquarters building was placed in service.

For the six months ended August 31, 1999, the Company recorded $1,183,000 in realized investment income and $4,363,000 in unrealized investment income. These gains are included in "other income" on the Condensed Consolidated Statements of Income. The Company's investments and investment income are discussed more fully in the above section covering the results of operations for the three months ended August 31, 1999. The fact that most of this income was recognized on investments held by Helen of Troy Limited, which is not subject to income tax on such income, resulted in the decrease in the Company's effective tax rate from 20.0% for the six-month period ending August 31, 1998, to 13.3% for the six months ended August 31, 1999.

Liquidity and Capital Resources

The Company's working capital and current ratio were $158,729,000 and 4.5, respectively, at August 31, 1999, compared to $150,940,000 and 4.9, respectively, at February 28, 1999. The Company's cash balance decreased to $18,669,000 at August 31, 1999, from $33,691,000 at February 28, 1999, due to purchases of investment securities, increased accounts receivable and a slight increase in inventory. The increase in accounts receivable is caused by seasonal fluctuations and by slower payment patterns on the part of some of the Company's customers. The Company's allowance for doubtful accounts receivable decreased from $1,756,000 at February 28, 1999 to $465,000 at August 31, 1999, as the
Company wrote off the accounts of three customers who had financial difficulties in late 1998 and early 1999. The $465,000 allowance at August 31, 1999 is comparable to the Company's allowance for doubtful accounts receivable in the recent past, while the $1,765,000 allowance at February 28, 1999 was unusually high compared to the recent past. The increase in inventory is primarily seasonal in nature.

The Company periodically invests or may invest in the certain equity securities. Investing in equity securities entails certain market risks. Should the stock price of any entity in which the Company has invested decline, the Company could lose part or all of its investment in marketable equity securities.

The Company believes its capital resources are adequate to finance its short- and long-term liquidity requirements.

Year 2000

The Company is continuing to assess its Year 2000 ("Y2K") readiness through examining and updating its critical information technology ("IT") systems, monitoring the Y2K readiness of its business partners and formulating contingency plans. Management believes that the Company's non-IT systems are Y2K compliant.

The Company's sales, accounts receivable, warehouse management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology systems. The Company has assessed its Y2K readiness with regard to critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that it will complete all of the necessary actions to bring all of its critical IT systems into Y2K compliance by November 1999.

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

The Company believes that the remaining updates to its IT systems, the Y2K readiness of its non-IT systems and its efforts to assess the Y2K compliance of its trading partners should minimize the business difficulties encountered as a result of the Y2K issue. However, the Company is in the process of formulating contingency plans. Management expects that these contingency plans, when formulated, will entail routine back-ups of files, printing hard copies of reports from key systems prior to January 1, 2000, and completing key cash payments that are due in early January 2000 on or before December 31, 1999.

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

Subsequent events

On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over the three-year period ending September 29, 2002, if management determines that such actions would increase shareholder value.

Information relating to forward-looking statements

This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with operating in foreign jurisdictions, (7) worldwide and domestic economic conditions, (8) the impact of current and future laws, including tax laws and litigation, (9) uninsured losses, (10) reliance on computer systems,
(11) management's reliance on the representations of third parties, (12) risks associated with newly acquired product lines and subsidiaries, (13) risks associated with investments in equity securities, (14) risks associated with management's strategies designed to remedy certain operational issues, (15) technological issues associated with Year 2000 compliance efforts and (16) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held August 24, 1999, in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

o        Proposal 1.     Election of Directors;

o        Proposal 2.     To consider approval of amendments to the Helen of Troy
                         Limited 1995 Non-Employee Director Stock Option Plan;

Proposal 1 was a proposal to elect the Nominating Committee's seven nominees for the Board of Directors. Those nominees are each listed below in the summary of the vote on Proposal 1. Proposal 2 was a proposal to amend the Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan to increase the number of stock options granted to non-employee Directors from 4,000 annually to 4,000 quarterly and to allow any non-employee Director to transfer his or her stock options to family members or to certain types of entities controlled by the non-employee Director or by his or her family members.



With respect to Proposal 1, the Directors received the following votes:


                                                                                              Broker
                                                      For                Against             Non-Votes

          Gerald J. Rubin                          22,298,517           3,104,901                0
          Gary B. Abromovitz                       22,424,602           2,978,816                0
          Stanlee N. Rubin                         22,254,449           3,148,969                0
          Christopher L. Carameros                 22,296,104           3,107,314                0
          Byron H. Rubin                           22,274,854           3,128,564                0
          Daniel C. Montano                        21,941,136           3,462,282                0
          H. McIntyre Gardner                      22,298,987           3,104,431                0


Proposal 2 received the following votes:

                  Proposal 2


                                                                                   Broker
                         For                Against          Abstentions          Non-Votes

                      23,583,327           1,697,782           122,309                0

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.29 Form of Amended and Restated Employment Agreement Between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999

         10.30 Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan

         27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             HELEN OF TROY LIMITED
                                                  (Registrant)



Date  October 15, 1999                            /s/ Gerald J. Rubin
      ----------------                       -----------------------------------
                                                      Gerald J. Rubin
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)




Date  October 15, 1999                             /s/ Dona Fisher
      ----------------                       -----------------------------------
                                                       Dona Fisher
                                             Senior Vice-President, Finance,
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER   DESCRIPTION
-------  -----------


10.29    Form of Amended and Restated Employment Agreement Between Helen of Troy
         Limited and Gerald J. Rubin, dated March 1, 1999

10.30    Amended and Restated Helen of Troy Limited 1995 Non-Employee Director
         Stock Option Plan

27       Financial Data Schedule