Form 10-Q
period 1999-11-30
HELEN OF TROY LTD
filed 2000-01-14
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1999

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission file number 0-23312

                              HELEN OF TROY LIMITED
             (Exact name of registrant as specified in its charter)


              Bermuda                               74-2692550
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

     One Helen of Troy Plaza
     El Paso, TX.                                79912
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

     As of January 7, 2000 there were 28,811,717 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1   Consolidated Condensed Balance
                           Sheets as of November 30, 1999 and
                           February 28, 1999..................................3

                  Consolidated Condensed Statements
                           of Income for the Three and Nine
                           Months Ended November 30, 1999 and
                           November 30, 1998..................................5

                  Consolidated Condensed Statements
                           of Cash Flows for the Nine Months
                           ended November 30, 1999 and
                           November 30, 1998..................................6

                   Notes to Consolidated Condensed
                           Financial Statements...............................8

         Item 2  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations... ....................................10


PART II.   OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K............................15


SIGNATURES...................................................................16

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                     November 30,          February 28,
                                                                         1999                  1999
                                                                     ------------          ------------
                                                                     (unaudited)
Assets

Current assets:
         Cash and cash equivalents                                   $     24,982          $     33,691
         Marketable securities, at market value                             1,266                    --
         Receivables, principally trade, less allowance for
              doubtful receivables of $718 at November 30,
              1999 and $1,756 at February 28, 1999                         75,916                59,799
         Inventories                                                       98,447                90,288
         Prepaid expenses                                                   2,761                 2,048
         Deferred income tax benefits                                       4,923                 3,858
                                                                     ------------          ------------
              Total current assets                                        208,295               189,684


Property and equipment, net of accumulated depreciation of
         $8,057 at November 30, 1999 and $6,905 at February
         28, 1999
                                                                           47,304                42,464

Goodwill, net of accumulated amortization of $3,613 at
         November 30, 1999 and $2,224 at February 28, 1999                 39,293                39,052

License agreements, at cost less accumulated amortization of
         $9,847 at November 30, 1999 and $9,085 at February
         28, 1999
                                                                            7,205                 7,967

Other assets, net of accumulated amortization                              17,171                14,869
                                                                     ------------          ------------
                                                                     $    319,268          $    294,036
                                                                     ============          ============


(continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                     November 30,  February 28,
                                                                         1999          1999
                                                                     ------------  ------------
                                                                     (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable to banks                                      $      4,800  $     10,000
         Accounts payable, principally trade                                4,745         1,592
         Accrued expenses:
              Advertising and promotional                                   5,541         4,935
              Other                                                        13,502         8,563
         Income taxes payable                                              16,818        13,654
                                                                     ------------  ------------
              Total current liabilities                                    45,406        38,744

Long-term debt                                                             55,450        55,450
                                                                     ------------  ------------

              Total liabilities                                           100,856        94,194

Stockholders' equity:
         Preference shares, non-voting, $1.00 par value.
              Authorized 2,000,000 shares; none issued                         --            --
         Common stock, $.10 par value.  Authorized
              50,000,000 shares; 29,087,885 and 29,047,332
              shares issued and outstanding at November 30,
              1999 and February 28, 1999, respectively                      2,909         2,905
         Additional paid-in capital                                        53,697        53,750
         Retained earnings                                                161,806       143,187
                                                                     ------------  ------------
              Total stockholders' equity                                  218,412       199,842
                                                                     ------------  ------------
Commitments and contingencies
                                                                     $    319,268  $    294,036
                                                                     ============  ============


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                   Three months ended                Nine months ended
                                                       November 30,                     November 30,
                                                   1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------
Net sales                                      $     89,601    $     89,144    $    233,310    $    225,442
Cost of sales                                        55,950          53,085         143,714         135,699
                                               ------------    ------------    ------------    ------------
         Gross profit                                33,651          36,059          89,596          89,743

Selling, general and administrative expenses         25,697          21,719          70,529          59,531
                                               ------------    ------------    ------------    ------------
         Operating income                             7,954          14,340          19,067          30,212

Other income (expense):
         Interest expense                            (1,122)           (817)         (2,503)         (2,581)
         Other income (net)                             450             340           6,854           1,707
                                               ------------    ------------    ------------    ------------
         Total other income (expense)                  (672)           (477)          4,351            (874)
                                               ------------    ------------    ------------    ------------

Earnings before income taxes                          7,282          13,863          23,418          29,338

Income tax expense (benefit):
         Current                                      2,096           3,069           4,316           6,603
         Deferred                                      (792)           (296)           (862)           (735)
                                               ------------    ------------    ------------    ------------

Net earnings                                   $      5,978    $     11,090    $     19,964    $     23,470
                                               ============    ============    ============    ============
Earnings per share:
         Basic                                 $        .21    $        .39    $        .69    $        .84
         Diluted                                        .20             .37             .67             .80
Weighted average number of shares used in
         computing earnings per share:
         Basic                                   29,146,580      28,665,065      29,092,439      28,026,758
         Diluted                                 29,768,370      29,784,645      30,017,525      29,440,416

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                  Nine months ended
                                                                     November 30,
                                                                   1999        1998
                                                                 --------    --------
Cash flows from operating activities:
         Net earnings                                            $ 19,964    $ 23,470
         Adjustments to reconcile net income to cash provided
              (used) by operating activities
              Depreciation and amortization                         4,823       3,405
              Provision for doubtful receivables                      850         444
              Deferred taxes, net                                    (862)       (735)
              Purchases of marketable securities                  (16,340)         --
              Proceeds from sales of marketable securities         21,377          --
              Realized gain - trading securities                   (6,263)         --
              Unrealized gain - trading securities                    (40)         --
              Loss due to impairment of assets held for sale          650          --
              Changes in operating assets and liabilities:
                  Accounts receivable                             (17,513)    (29,730)
                  Inventory                                        (8,688)    (23,865)
                  Prepaid expenses                                   (621)        598
                  Accounts payable                                  3,176        (792)
                  Accrued expenses                                  4,417       6,478
                  Income taxes payable                              3,164       7,460
                                                                 --------    --------
              Net cash provided (used) by operating activities      8,094     (13,267)

Cash flows from investing activities:
         Capital and license expenditures                          (7,274)    (13,376)
         Other assets                                              (3,277)    (14,930)
         Acquisitions, net of cash acquired                            --      (2,234)
                                                                 --------    --------
              Net cash used by investing activities               (10,551)    (30,540)


(continued)
                                       6

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                    Nine months ended
                                                                       November 30,
                                                                     1999        1998
                                                                   --------    --------
Cash flows from financing activities:
         Net borrowings (repayments) on revolving line of
           credit                                                    (5,200)      4,814
         Common stock repurchases                                    (1,750)         --
         Payments on long-term debt                                      --      (1,634)
         Payment of payroll tax and income tax withholding
           associated with stock options exercised                       --      (6,669)
         Exercise of stock options                                      698       1,059
                                                                   --------    --------
              Net cash used by financing activities                  (6,252)     (2,430)

Net decrease in cash equivalents                                     (8,709)    (46,237)
Cash equivalents, beginning of period                                33,691      55,670
                                                                   --------    --------
Cash equivalents, end of period                                    $ 24,982    $  9,433
                                                                   ========    ========
Supplemental cash flow disclosures:
         Interest paid                                             $  3,211    $  2,949
         Income taxes paid, net of refunds                              695          --
         Capital stock issued for acquisitions                           --      21,700
---------------------------------------------------------------------------------------
Details of Acquisitions:
         Fair value of assets acquired                                   --      30,783
         Liabilities assumed                                             --       6,362
         Stock issued                                                    --      21,700
         Cash paid                                                       --       2,721
Less: cash acquired                                                      --        (487)
Net cash paid for acquisitions                                     $     --    $  2,234


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 1999

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of November 30, 1999 and February 28, 1999 and the results of its operations for the three-month and nine-month periods ended November 30, 1999 and 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                 Certain reclassifications were made to information for the three months and nine months ended November 30, 1998 in order to conform to the presentation for the three months and nine months ended November 30, 1999.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 621,790 and 1,119,580, respectively, for the three months ended November 30, 1999 and 1998, and 925,086 and 1,413,658, respectively, for the nine months ended November 30, 1999 and 1998. Dilutive securities for the three months ended November 30, 1999 were comprised of 596,033 dilutive stock options and 25,757 shares contingently issuable as part of an acquisition. For the nine months ended November 30, 1999, dilutive securities included 839,109 shares for dilutive stock options and 85,977 shares contingently issuable as part of an acquisition. Dilutive securities for the three months ended November 30, 1998 included 1,087,490 shares for dilutive stock options and 32,090 shares contingently issuable as part of an acquisition. For the nine months ended November 30, 1998, dilutive securities included 1,402,962 shares attributable to dilutive stock options and 10,696 shares contingently issuable as part of an acquisition. All dilutive securities are included in the calculations of diluted earnings per share.

Note 4 - Marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At November 30, 1999, the Company held its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Information relating to forward looking statements). Therefore, all investments in equity securities are classified as trading securities, with all unrealized gains and losses attributable to such securities included in earnings. Included in the heading "Other income" on the Consolidated Condensed Statements of Income for the three months and nine months ended November 30, 1999 are $763,000 and $6,303,000, respectively, in net gains from sales and changes in the market values of trading securities. For the nine months ended November 30, 1999 the gains on marketable securities include realized gains of $6,263,000 and net unrealized gains of $40,000. The net unrealized gain on marketable securities is based on the differences between the market values of such securities and the amounts that the Company paid for them.

Note 5 - Helen of Troy Limited holds the consolidated group's investments in trading securities and is not subject to any capital gains tax or other tax on the sale of equity securities. Therefore, no income tax expense was recognized on $6,137,000 of the $6,303,000 of income reported on sales and appreciation of trading securities during the three-month and nine-month periods ended November 30, 1999. The remaining $166,000 of income from securities was recognized by a U.S. subsidiary of Helen of Troy Limited and is therefore subject to income tax.

Note 6 - The Company recognized a $650,000 impairment charge during the three months ended November 30, 1999, based on the excess of the book value over an estimate of the net realizable value of its former headquarters. The former headquarters is classified as an asset held for sale and is included in the heading "Other assets" on the November 30, 1999 Consolidated Condensed Balance Sheet. The charge against the value of the former headquarters is included in "Other income" on the Consolidated Condensed Statement of Income.

Note 7 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of November 30, 1999, the Company had repurchased 208,317 of its shares under this resolution at a total cost of $1,750,000. During the period December 1, 1999 to January 7, 2000 the Company repurchased an additional 276,168 shares at a total cost of $2,027,000, bringing the total number of shares repurchased at January 7, 2000 and the total cost of those shares to 484,485 and $3,777,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Quarter ended November 30, 1999

Net sales for the quarter ended November 30, 1999 increased $457,000, or 0.5%, when compared with the quarter ended November 30, 1998. Increased competition and sluggish U.S. retail sales of some categories of the Company's products constrained sales growth for the three months ended November 30, 1999.

Gross profit as a percentage of sales decreased to 37.6% for the quarter ended November 30, 1999, compared to 40.5% for the quarter ended November 30, 1998. Changes in the mix of products sold played a role in the decrease in gross profit as a percentage of sales. An increase in transportation costs from the Far East was another important factor in the reduction of gross profit as a percentage of sales for the three months ended November 30, 1999, versus the three months ended November 30, 1998.

Selling, general, and administrative expenses as a percentage of sales increased to 28.7% of sales for the quarter ended November 30, 1999, compared to 24.4% for the quarter ended November 30, 1998. Higher advertising and other selling expenses during the quarter ended November 30, 1999 accounted for much of the increase in selling, general and administrative expenses as a percentage of sales, compared to the same period a year earlier.

Interest expense increased $305,000 or 37.3% for the three months ended November 30, 1999, compared to the same period in the prior fiscal year. The capitalization of interest on the construction of the Company's new headquarters during the quarter ended November 30, 1998 is the primary reason that interest expense was lower during that period than during the quarter ended November 30, 1999. Since the new headquarters was in service during the entire quarter ended November 30, 1999, no interest was capitalized during that period.

Other income for the three months ended November 30, 1999 includes $763,000 in investment gains from equity securities classified as trading securities by the Company. The Company's investment gains and investment policies are discussed more fully below in the analysis of the nine months ended November 30, 1999. Other income for the three months ended November 30, 1999 is reduced by a $650,000 impairment charge taken against the book value of the Company's former headquarters. The Company has not yet disposed of its former headquarters, the value of which is included in "Other assets, net of accumulated amortization" on the Consolidated Condensed Balance Sheet as of November 30, 1999.

The Company recorded income tax expense equal to 17.9% of pre-tax income for the three months ended November 30, 1999, compared to 20.0% for the quarter ended November 30, 1998. Helen of Troy Limited holds the consolidated group's investments in marketable securities and is not subject to any capital gains tax or other income tax on the sale of equity securities. Therefore the Company recognized no income tax expense on its $763,000 gain from marketable securities, resulting in a lower-than-usual tax rate for the three months ended November 30, 1999.

Nine-month period ended November 30, 1999

Net sales for the nine months ended November 30, 1999 increased $7,868,000, or 3.5%, compared to the nine months ended November 30, 1998. As was the case for the three-month period ended November 30, 1999, increased competition and retail sluggishness within some of the Company's product categories limited sales growth.

Gross profit as a percentage of sales decreased to 38.4% during the nine-month period ended November 30, 1999 from 39.8% for the same period a year earlier. The mix of products sold by the Company negatively affected gross profit as a percentage of sales. As was the case for the three months ended November 30, 1999, higher transportation costs also contributed to the decrease in gross profit as a percentage of sales for the nine-month period ended November 30, 1999, compared to the nine-month period ended November 30, 1998.

Selling, general, and administrative expenses increased to 30.2% of sales for the nine months ended November 30, 1999, compared to 26.4% for the same period a year earlier. Higher cooperative and media advertising expenses accounted for a portion of the increase in selling, general and administrative expenses as a percentage of sales. Customer chargebacks in excess of those experienced in prior years also contributed to the increase. The rise in customer chargebacks was, in part, due to issues associated with the Company taking over the operations of its El Paso warehouse from an outside contractor in January 1999. Management has initiated steps to alleviate most of the difficulties associated with the transition of warehouse operations and believes that those steps will bring chargebacks down to historical levels in the near future.

Interest expense for the nine months ended November 30, 1999 remained relatively constant, compared to the same period last year, decreasing $78,000, or 3.0%. The fact that the Company discontinued the capitalization of interest on its new headquarters building upon that building's completion increased interest expense. That increase was largely offset as the Company capitalized greater amounts of interest on the new headquarters during the first six months of the nine-month period ended November 30, 1999 than in the same period the previous year.

During the nine months ended November 30, 1999, the Company recorded $6,263,000 in net realized gains from sales of trading securities and net unrealized gains of $40,000 on equity securities held by the Company at November 30, 1999. These gains are included in "Other income" on the Condensed Consolidated Statements of Income. The unrealized gains were based on the differences between the market values of the marketable securities at November 30, 1999 and the Company's purchase prices for those securities. The Company's marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At November 30, 1999, the Company held all of its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, all investments in equity securities are classified as trading securities, with all unrealized gains and losses attributable to such securities included in earnings. The market risk associated with investments in equity securities is summarized below in the "Liquidity and Capital Resources" section.

The Company recorded income tax expense equal to 14.8% of pre-tax income for the nine months ended November 30, 1999, compared to 20.0% for the nine months ended November 30, 1998. The lower tax rate for the nine months ended November 30, 1999 is due to the fact that no income tax expense was provided for most of the Company's gains on its marketable securities. Helen of Troy Limited holds the consolidated group's investments in marketable securities and is not subject to any capital gains tax or other income tax on the sale of equity securities. Therefore, no income tax expense was recognized on $6,137,000 of the $6,303,000 of income reported on sales and appreciation of equity securities during the nine-month period ended November 30, 1999. The remaining $166,000 of income from securities was recognized by a U.S. subsidiary of Helen of Troy Limited and is therefore subject to income tax.

Liquidity and Capital Resources

The Company's working capital and current ratio were $162,889,000 and 4.6, respectively, at November 30, 1999, compared to $150,940,000 and 4.9, respectively, at February 28, 1999. The Company's cash balance decreased to $24,982,000 at November 30, 1999, from $33,691,000 at February 28, 1999.
Increased accounts receivable and inventory balances, as well as the payment of $5,200,000 on the Company's revolving line of credit, contributed to the decrease in cash. The increase in accounts receivable is caused by seasonal fluctuations and by slower payment patterns on the part of some of the Company's customers. The Company's allowance for doubtful accounts receivable decreased from $1,756,000 at February 28, 1999 to $718,000 at November 30, 1999, as the
Company wrote off the accounts of three customers who had financial difficulties in late 1998 and early 1999. The $718,000 allowance at November 30, 1999 is comparable to the Company's allowance for doubtful accounts receivable in the recent past, while the $1,756,000 allowance at February 28, 1999 was unusually high compared to the recent past. The increase in inventory is due, in part, to lower-than-expected sales levels. The Company is pursuing strategies that management feels will better allow it to assess its inventory and to take actions necessary to maintain optimal inventory levels. Net income, including income from the sales of investment securities, partially offset the uses of cash discussed above.

The Company periodically invests or may invest in certain equity securities. Investing in equity securities entails certain market risks. Should the stock prices of one or more of the entities in which the Company has invested decline, the Company could lose part or all of its investment in marketable equity securities.

On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over the three-year period ending September 29, 2002, if management determines that such actions would increase shareholder value. Pursuant to this resolution, the Company repurchased 208,317 of its shares of common stock during the three months ended November 30, 1999 at an average price of $8.40 per share. During the period December 1, 1999 to January 7, 2000, the Company repurchased 276,168 additional shares of its common stock at an average price of $7.34 per share.

The Company believes that its capital resources are adequate to finance its short- and long-term liquidity requirements.

Year 2000

The Company experienced no significant difficulties as a result of the Year 2000 ("Y2K") issue. The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems, which comprise its critical information technology ("IT") systems, were operational immediately after the change from 1999 to 2000. The Company's non-IT systems, such as security and telephone systems, that facilitate operations of its warehouses and corporate headquarters, were also operational.

The Company did not incur, nor does it expect to incur, material costs in readying its computer applications for the Year 2000. The IT and non-IT systems currently in place were not purchased specifically, nor was their installation accelerated, because of the Y2K issue.

In preparing for the Y2K issue, the Company assessed communications from major customers and suppliers, including disclosures in documents that some of its customers filed with the Securities and Exchange Commission. Based on those assessments and on events since January 1, 2000, the Company is not aware of any significant problems with any of its key trading partners.

Although the Company currently knows of no significant Y2K problems affecting it or its key trading partners, there can be no guarantee that the Company or its trading and business partners will not experience Y2K compliance difficulties. If the Company or its significant trading and business partners experience Y2K compliance problems, adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include disruptions in both shipments and receipts of products, delays in the Company's receipt of payments from customers and delays in the ability to pay certain suppliers.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.      Financial Data Schedule

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the third quarter of fiscal 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HELEN OF TROY LIMITED
                                               ----------------------------
                                                    (Registrant)



Date January 13, 2000                               /s/ Gerald J. Rubin
                                               ----------------------------

                                                      Gerald J. Rubin
                                               Chairman of the Board and
                                                Chief Executive Officer
                                              (Principal Executive Officer)




Date January 13, 2000                              /s/ Dona Fisher
                                               ----------------------------

                                                     Dona Fisher
                                                Senior Vice-President,
                                          Finance, and Chief Financial Officer
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.               Description
-------             -----------
 27                 Financial Data Schedule
