Form 10-K405
period 2000-02-29
HELEN OF TROY LTD
filed 2000-05-30
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2000

                         Commission file number 0-23312

                              HELEN OF TROY LIMITED
           (Exact name of the registrant as specified in its charter)

                 BERMUDA                                 74-2692550
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                              1 HELEN OF TROY PLAZA
                                  EL PASO, TEXAS                  79912
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 15, 2000 was $186,099,235.

         As of May 15, 2000 there were 28,648,433 shares of Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on February 29, 2000, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

                           Index to Exhibits - Page 47

                                TABLE OF CONTENTS

PAGE
----------------------------------------------------------------------------------------------------------

PART I        Item 1.      Business                                                                      1
              Item 2.      Properties                                                                    5
              Item 3.      Legal Proceedings                                                             6
              Item 4.      Submission of Matters to a Vote of Security Holders                           6
----------------------------------------------------------------------------------------------------------

PART II       Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                           7
              Item 6.      Selected Financial Data                                                       9
              Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          11
              Item 8.      Financial Statements and Supplementary Data                                  16
              Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          41
----------------------------------------------------------------------------------------------------------

PART III      Item 10.     Directors and Executive Officers of the Registrant                           41
              Item 11.     Executive Compensation                                                       41
              Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                               41
              Item 13.     Certain Relationships and Related Transactions                               41
----------------------------------------------------------------------------------------------------------

PART IV       Item 14.     Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K                                                                  42
                           Signatures                                                                   46
----------------------------------------------------------------------------------------------------------

                                     PART I


ITEM 1. BUSINESS

GENERAL

         The registrant was incorporated as Helen of Troy Corporation in 1968. The registrant reincorporated as Helen of Troy Limited in Bermuda on February 16, 1994. Unless the context requires otherwise, references to the "Company" refer to Helen of Troy Limited and its subsidiaries.

         The Company designs, develops and sells a variety of personal care and comfort products, including hair dryers, curling irons, hot air brushes, brush irons, lighted mirrors, hairsetters, hair brushes, combs, hair accessories, women's shavers, foot baths, body massagers and hair clippers and trimmers. The Company sells products under trademarks licensed from third parties, as well as under trademarks owned by the Company. Third party manufacturers produce all of the products sold by the Company. Most of the Company's products are sold by mass merchandisers, drug chains, warehouse clubs, grocery stores and beauty supply retailers and wholesalers.

         Products bearing licensed trademarks include those sold under the trademarks of Vidal Sassoon, licensed from Procter & Gamble Co.; Revlon(R), licensed from Revlon Consumer Products Corporation; Dr. Scholl's(R), licensed from Schering Plough Health Care Products, Inc.; Scholl's(R) (in areas other than North America), licensed from Scholl PLC; Barbie(R), licensed from Mattel, Inc. and Sunbeam(R) and Oster(R) licensed from Sunbeam Corporation. Trademarks owned by the Company include Helen of Troy(R), Salon Edition(R), Hot Tools(R), Ecstasy(R), Hotspa(R), Gallery Series(R), WIGO(R), Taifun(R), Caruso, Dazey(R), Lady Dazey(R), Carel (R), Lady Carel(R), Sable(R), Karina(R), Kurl*Mi(R), Detangle*Mi(R), Heat*Mi(R) and DCNL.

  PRODUCTS

         The Company designs, develops and sells a full line of personal care and comfort products, including hair dryers, curling irons, hot air brushes, brush irons, lighted mirrors, hairsetters, hair care appliances, hair brushes, combs, hair care accessories, women's shavers, foot baths, body massagers and hair clippers and trimmers. The Company sells full-size, mid-size and compact hand-held hair dryers in a variety of sizes in order to accommodate the needs and preferences of individual consumers. The Company's hand-held hair dryers sell under the trademarks Vidal Sassoon, Revlon(R), Sunbeam(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R), Ecstasy(R), Gallery Series(R), WIGO(R), Taifun(R), and Sable(R). Hard and soft-bonnet hair dryers are sold under the Dazey(R), Lady Dazey(R), Carel(R) and Hot Tools(R) trademarks. The Company sells curling irons and brush irons under trademarks that include Vidal Sassoon, Revlon(R), Sunbeam(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R), Gallery Series(R) and Sable(R). The Company sells hairsetters that bear the Vidal Sassoon, Revlon(R) and Caruso trademarks. The trademarks under which the Company sells hair brushes and combs include Vidal Sassoon, Revlon(R), Barbie(R), Detangle*Mi(R), Kurl*Mi(R), Kent and Altesse. Hair accessories sold by the Company include bows, barrettes, clips, rollers, headbands, ponytail holders and bobby pins. The Company sells hair accessories under trademarks that include Vidal Sassoon, Karina(R), Barbie(R), Sweet Things(R) and Trend Setters. The Company also sells foot baths, foot massagers and body massagers under the Dr. Scholl's(R), Scholl's(R), Carel(R) and Hotspa(R) trademarks.

         The Company continues to develop new products and enhance existing products in order to maintain and improve its position in the personal care and comfort product market. The Company's marketing and engineering departments develop new products with assistance from independent consulting firms. In addition to internal product development, the Company expanded its product lines through the acquisitions of the WIGO(R) trademark for hair care appliances, Karina, Inc. and DCNL, Inc. in fiscal 1999. In December 1999 the Company expanded its product lines through the acquisition of the Sunbeam trademark for hair care appliances. In January 2000 the Company expanded its product lines through the acquisition of a license from Sunbeam Corporation to design, develop and sell human hair clippers and trimmers under the Sunbeam(R) and Oster(R) tradenames. In March 2000 the Company expanded its product lines through its investment in Tactica International, Inc. (see Item 1. Business - Recent Investment).

SALES AND MARKETING

         The Company markets its products primarily within the United States of America. Sales within the United States comprised 88% of total sales in fiscal 2000 and 92% of total sales in fiscal 1999 and 1998. The products discussed above are sold primarily through mass merchandisers, drug chains, warehouse clubs, grocery stores and beauty supply retailers and wholesalers. The Company markets its products in the United States through approximately 100 manufacturers' representative organizations, beauty and barber supply representative organizations and through its own sales staff.

         Products sold under the Vidal Sassoon, Revlon(R), and Scholl's(R) trademarks comprise most of the Company's international sales. The Company sells products under the Vidal Sassoon trademark in various countries in Western Europe and under the Revlon(R) trademark worldwide, except in Western Europe. Certain products are sold internationally under the Scholl's(R) trademark. WIGO(R) professional hair care appliances are also marketed worldwide. The Company is licensed to sell various other products outside of the United States. The Company's products are sold outside of the United States through mass merchandisers, chain drug stores, catalogs, grocery stores and beauty supply retailers and wholesalers. Internationally, the Company markets its products through manufacturers' representative organizations, independent distributors, and its own sales staff.

         Revlon Consumer Products Corporation engages in extensive national advertising of its beauty care products. The Proctor & Gamble Company is in the process of embarking on a new advertising and marketing plan to be launched during the Company's 2001 fiscal year. The Dr. Scholl's trademark is also widely recognized, partially because of advertising and the sale of a variety of products. The Company benefits from the name recognition associated with the Vidal Sassoon, Revlon and Dr. Scholl's trademarks and works through its own advertising and product development efforts to further improve the name recognition and perceived quality of all the trademarks under which it sells products. The Company promotes its products primarily through print media, including consumer and trade magazines, and sales promotions.

MANUFACTURING AND DISTRIBUTION

         The Company contracts with unaffiliated manufacturers in the Far East, primarily in the Peoples' Republic of China (the "PRC"), Thailand, Taiwan and South Korea, to build most of its products. The Company purchases a small percentage of its products from third party manufacturers in North America, Europe and South America. Third party manufacturers use molds and certain other tooling, most of which are owned by the Company, in manufacturing our products. The Company employs numerous technical and quality control persons to monitor the quality of products purchased by the Company. Most of the Company's products are subject to various customs duties because they are imported.

         The Company is subject to certain risks as a result of the manufacture of the vast majority of its products in the Far East. These risks include changing international political relations, changes in customs duties and other trade barriers, changes in shipping costs, currency exchange fluctuations and local political unrest. To date, these factors have not significantly affected the Company's production in the Far East.

         The Company's products that are sold in North America and manufactured in the Far East are shipped to the West Coast of the United States. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Memphis, Tennessee; and Toronto, Canada or directly to customers. The Company ships substantially all of its products sold to North American customers from these warehouses by ground transportation services. Products sold throughout the rest of the world are shipped from manufacturers, primarily in the Far East, to warehouses that the Company rents in Veenendaal, The Netherlands and Nottinghamshire, the United Kingdom, or directly to customers. Products stored at the warehouses in The Netherlands and United Kingdom are shipped from those warehouses to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS AND PATENTS

         The Company is materially dependent upon the continued use of the Vidal Sassoon and Revlon(R) trademarks.

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

         The Company is licensed to use the Revlon(R) trademark worldwide, except in Western Europe, on electric hair care appliances, brushes, combs, functional hair accessories and lighted mirrors, as well as battery-operated and electric women's shavers.

         The Company sells foot baths, foot massagers and body massagers bearing the Dr. Scholl's(R) trademark in the United States and North America, under a license agreement with Schering-Plough Corporation. The Company also sells these products bearing the Scholl's(R) trademark in other areas of the world through a license agreement with Scholl PLC.

         The Company entered into a license agreement with Mattel, Inc. in 1999. Under this license agreement, the Company develops and markets hair dryers, hair brushes, combs, and combination packs in the United States and Canada under the Barbie(R) trademark.

         The Company entered into three license agreements with Sunbeam Corporation in December 1999 and January 2000. Under these license agreements, the Company will market and distribute Oster(R) and Sunbeam(R) retail hair clippers and trimmers previously handled by Sunbeam Corporation. Also, the Company will develop and market hair dryers, curling irons, hairsetters, mirrors, styling products, hot air brushes and personal spa products under the Sunbeam trade name in the United States and Canada.

         All of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require approval from the various licensors prior to the Company's introduction of new products under those trademarks. Additionally, the licensors must approve packaging the Company intends to use and the agreements generally require the Company to make minimum levels of advertising expenditures.

         Although the Company has filed or obtained licenses for design and utility patents in the United States and several foreign countries, the Company does not believe that any particular patent or patent license is materially important to its business.

RECENT INVESTMENT

         On March 14, 2000 the Company acquired a 55% ownership interest in Tactica International, Inc. ("Tactica") for $2,500,000. The Company has also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000. Tactica designs, develops and sells a variety of personal care appliances, including depilatories, paraffin baths and health wellness products. Tactica also designs, develops and sells numerous houseware "niche" products. Under the IGIA trade name, Tactica produces a line of hair care products utilizing ion technology, including the IGIA Ion-Aire hairdryer. Marketed under the IGIA trade name is the Therma-Spa Paraffin Bath and the patented Touch `N' Go Hair Removal System. Products marketed under the Epil-Stop trade names include a variety of topical products for long lasting, painless hair removal. To create product awareness and interest, Tactica uses television infomercials and direct response marketing extensively.

RELIANCE ON ONE CUSTOMER

         Sales to Walmart Stores, Inc., and one of its affiliates, accounted for approximately 26% of the Company's net sales in fiscal 2000. Sales to that same customer comprised 29% of net sales in fiscal 1999 and in fiscal 1998.

ORDER BACKLOG

         There was no backlog of orders at February 29, 2000.

COMPETITIVE CONDITIONS

         The Company encounters significant levels of competition with respect to all of its products. Product pricing, performance, packaging and availability, as well as brand name recognition, affect competition in the market for personal care and comfort products. The Company's primary competitors include Conair; Windmere-Durable Holdings, Inc.; Remington Products Company; Goody Products, Inc., a division of Newell Rubber Maid Inc.; and The New L & N Marketing and Sales Corporation. These competitors possess known brand names and significant resources.

SEASONALITY

         The Company's business is somewhat seasonal. Sales in the Company's fiscal second and third quarters, combined, accounted for 54%, 55% and 58% of total sales in fiscal 2000, 1999 and 1998, respectively. As a result of the seasonality of sales, the Company's working capital needs fluctuate during the year.

REGULATION

         The Company's electrical products are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. Electrical products sold by the Company must meet the safety standards imposed in various national, state, local and provincial jurisdictions.

EMPLOYEES

         The Company employs 513 full-time employees in the United States, Hong Kong and Europe, of which 215 are marketing and sales employees, 120 are distribution employees, 58 are engineering and development employees and 120 are administrative personnel. None of the Company's employees are covered by any collective bargaining agreement. The Company has never experienced a work stoppage and believes it has satisfactory working relations with its employees.

RISK FACTORS

         Dependence Upon Licenses and Trademarks. A substantial portion of the Company's sales revenue is derived from sales of products under the Vidal Sassoon and Revlon trademarks. As a result, the Company is materially dependent upon the continued use of the Vidal Sassoon and Revlon trademarks. The Company believes that its rights in these licensed trademarks is a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. If the Company were unable to sell products under these licensed trademarks the result would be a material negative impact on the Company's business, financial condition and results of operations.

         Reliance Upon Certain Customers. The Company is dependent on certain of its principal customers. Wal-mart Stores, Inc., and one of its affiliates, accounted for approximately 26% of the Company's net sales in fiscal 2000. The top three customers of the Company accounted for approximately 40% of the Company's fiscal 2000 net sales. Although the Company has long-standing relationships with its major customers, there are no contracts that require these customers to buy from the Company. A substantial decrease in business from any of its major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The personal care products industry is extremely competitive. Competition is based upon price and quality, as well as brand name recognition, innovation in the design of new products and replacement models and in marketing and distribution approaches. The Company competes with domestic and international companies, some of which have substantially greater financial and other resources than those of the Company. The Company believes that its future success will depend upon its ability to produce reliable products which incorporate developments in technology and satisfy consumer tastes with respect to style and design and its ability to market a broad offering of such products in each applicable category at competitive prices. No assurance can be given that the Company will be able to successfully compete on the basis of these factors in the future.

         Risks Associated with International Manufacturing and Operations. Nearly all of the Company's products are manufactured by unaffiliated third party companies, most of which are in the People's Republic of China. Risks associated with such foreign manufacturing include changing international political relations, changes in customs duties and other trade barriers, changes in shipping costs, currency exchange fluctuations, local political unrest and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected the Company's production in the Far East; however, any change which affects the Company's ability to obtain products from such manufacturers at marketable rates would have a negative impact on the Company's business, financial condition and results of operations.

         Risks Associated with Newly Acquired Product Lines and Subsidiaries. The Company's business plan includes a commitment to growth through the acquisition of new product lines and businesses. The Company may acquire entire businesses, acquire part of a business, or merely acquire rights to market and distribute a particular product or line of products. The acquisition of a business involves a financial commitment by the Company, usually either cash or stock consideration. While the Company's strategy is to acquire businesses that will contribute positively to the Company's earnings figures, there is no guarantee that all newly acquired businesses will perform as expected. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and the acquired businesses may carry unexpected liabilities. Each of these factors could result in the newly acquired business having a negative impact on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

         The corporate offices that the Company owns consist of a 135,000 square foot office building. The Company's main warehouse in El Paso, Texas totals 408,000 square feet and is adjacent to the headquarters building. The two buildings are located on a 50-acre plot of land owned by the Company. The Company also leases 108,000 square feet of warehouse space in El Paso, Texas.

         The Company also owns 22 acres of land in El Paso, Texas, near the 50 acres on which the warehouse and corporate headquarters are located. The Company is holding this land for future business use, due to its proximity to other facilities of the Company.

         A subsidiary located in Hong Kong leases approximately 19,000 square feet of office space. Prior to fiscal 1996 this Hong Kong subsidiary was headquartered in approximately 12,000 square feet of office space that was acquired by condominium ownership. In fiscal 1998 that office space was leased to a third party. The Company also leases small offices in the United Kingdom, Germany and France.

         The Company also leases warehouse space in public warehouses located in Memphis, Tennessee; Veenendaal, The Netherlands; Nottinghamshire, The United Kingdom; Toronto, Canada; and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

         The Company has purchased $5,750,000 (U.S.) in tax reserve certificates in Hong Kong as of February 29, 2000. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. The purchase of these certificates is discussed in note 5.

         In October 1999 a demand for Arbitration with the American Arbitration Association was filed. The demand, filed by Darryl Cohen, Nini Cohen, Lisa Dike Brown and Dennis L. Bergquist, former shareholders of DCNL, Inc., an entity acquired by the Company in October 1998, alleges that the Company and certain executive officers breached the October 16, 1998 Merger Agreement between DCNL California and the Company regarding the redemption of certain contingent value rights and the calculation of earnout payments. The claimants seek $5,000,000 in compensatory and $8,000,000 in punitive damages. The Company denies the allegations and has filed various counterclaims. The Company is vigorously defending its position. Although the Company believes its position is meritorious, the matter remains open and management can offer no assurances that the Company will prevail on all counts. Management does not expect the matter to have a material adverse effect on the Company.

         Subsequent to the Company's fiscal year end the supplier for some of the Company's non-core products notified the Company that they considered the Company to be in default of the distribution agreement between the parties and were therefore terminating the agreement. During fiscal 2000 the Company sold $1,124,000 (approximately 0.4% of the Company's consolidated sales) of products purchased from this supplier. The Company is making counterclaims against the supplier and will vigorously defend its positions. As of February 29, 2000, the Company has unamortized distribution costs of approximately $2,487,000 associated with the distribution agreement. The two parties are negotiating and management believes that there will be no material adverse impact on the financial condition of the Company. However, no assurances as to the ultimate outcome of this matter can be given at this time.

         The Company is involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

                               High                  Low
                               ----                  ---
Fiscal 2000
      ------------------------------------------------------------
      First quarter           16 1/2               10 5/16
      ------------------------------------------------------------
      Second quarter          20                   13 3/8
      ------------------------------------------------------------
      Third quarter           14 3/8               7 1/4
      ------------------------------------------------------------
      Fourth quarter          10 11/16             7
      ------------------------------------------------------------

Fiscal 1999
      ------------------------------------------------------------
      First quarter           22 13/16             15 1/8
      ------------------------------------------------------------
      Second quarter          26 1/2               17 1/4
      ------------------------------------------------------------
      Third quarter           22 7/32              12
      ------------------------------------------------------------
      Fourth quarter          17 1/2               12 13/16
      ------------------------------------------------------------


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The Company had one class of equity security outstanding at February 29, 2000, Common Stock with a par value of $0.10. As of May 2, 2000, there were 527 holders of record of the Company's Common Stock. Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

         The Board of Directors' current policy is to retain earnings to provide funds for the operation and expansion of the Company's business and for potential acquisitions. The Company has not paid any cash dividends on its Common Stock since inception. The Company's current intention is to pay no cash dividends in fiscal 2001. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by the Board of Directors.


SHAREHOLDER RIGHTS PLAN

         Under the terms of a Shareholders Rights Plan approved by the Board of Directors on December 1, 1998 the Board of Directors declared, on that date, a dividend of one preference share right ("Right") for each outstanding share of Common Stock. The dividend, which was payable to shareholders of record on December 15, 1998, resulted in no cash payment by the Company, created no liability on the part of the Company and did not change the number of shares of Common Stock outstanding.

         Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A First Preference Shares ("Preference Shares"), par value $1.00, at a price of $100 per one one-thousandth of a Preference Share. One one-thousandth of a Preference Share would have voting rights essentially equivalent to those associated with one share of Common Stock. Should certain person's or groups of affiliated persons acquire more than 15% of the Company's outstanding Common Stock, they would become an "Acquiring Person." At that time, the Board may distribute Rights that are separable from the Common Stock (on the "Distribution Date") and may adjust the price of a Preference Share. The Rights are not exercisable and are inseparable from the Common Stock until the Distribution Date. The Rights associated with an Acquiring Person's shares of Common Stock would not be exercisable.

         The Rights will expire on December 1, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company. A more complete explanation of the Shareholder Rights Plan, along with the Plan itself, is contained in the Form 8-K filed by the Company with the Securities and Exchange Commission on December 4, 1998.

RECENT SALES OF UNREGISTERED SECURITIES

         In September and October 1998, the Company issued 691,760 and 350,000 shares of Common Stock, respectively, in connection with the acquisition of Karina, Inc. and DCNL, Inc. The Company also issued 350,000 contingent value rights to the owners of DCNL, Inc. in October 1998, in connection with the acquisition of DCNL, Inc. The contingent value rights have been redeemed for 222,017 shares of Common Stock.

         The shares of Common Stock were issued to the owners of Karina, Inc. and DCNL, Inc. in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3, which included 691,760 shares of Common Stock issued in September 1998, was declared effective by the Securities and Exchange Commission on October 21, 1998. Additionally, a registration statement on Form S-3, which included 350,000 shares of Common Stock and 350,000 shares of Common Stock issuable upon exercise or redemption of contingent value rights issued in October 1998, was declared effective by the Securities and Exchange Commission on December 2, 1998.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial information set forth below has been summarized from the Company's Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data". All currency amounts in this document are denominated in U.S. dollars.


                                                              Twelve Months Ended
                                                              Last Day of February
                                       ------------------------------------------------------------------
                                          2000          1999          1998          1997          1996
                                       ----------    ----------    ----------    ----------    ----------
                                                    (in thousands, except earnings per share)

Statements of Income Data:

       Net sales                       $  299,513       294,487       248,098       213,035       167,053

       Cost of sales(1)                   185,685       175,293       153,087       132,861       102,341
                                       ----------    ----------    ----------    ----------    ----------
       Gross profit                       113,828       119,194        95,011        80,174        64,712

       Selling, general and
          administrative expenses(1)      104,409        82,862        64,911        57,438        47,356
                                       ----------    ----------    ----------    ----------    ----------

       Operating income                     9,419        36,332        30,100        22,736        17,356

     Interest expense                      (3,530)       (3,337)       (3,487)       (2,262)       (1,795)
     Other income, net                      7,208         2,418         2,203         1,665         1,286
                                       ----------    ----------    ----------    ----------    ----------

     Earnings before income taxes          13,097        35,413        28,816        22,139        16,847
       Income taxes                           (14)        7,083         6,484         4,981         3,790
                                       ----------    ----------    ----------    ----------    ----------
       Net earnings                    $   13,111        28,330        22,332        17,158        13,057
                                       ==========    ==========    ==========    ==========    ==========

       Per Share Data: (2)
          Basic                        $      .45          1.00           .83           .66           .51
          Diluted                      $      .44           .96           .77           .62           .49



       Weighted average number of
          common shares outstanding:
              Basic                        29,053        28,279        26,856        26,078        25,834
              Diluted                      29,885        29,596        28,851        27,770        26,746

                                                   Last Day of February
                              --------------------------------------------------------------
                                 2000         1999         1998         1997         1996
                              ----------   ----------   ----------   ----------   ----------
                                                      (in thousands)
Balance Sheet Data:
    Working capital           $  154,395      150,940      154,294      111,937      110,606

    Total assets                 304,252      294,036      227,560      182,226      154,588

    Long-term debt                55,000       55,450       55,450       40,450       40,450

    Stockholders' equity(3)      209,624      199,842      149,484      120,482      101,878


(1) See "Item 6 - Selected Financial Data - Fiscal Year Ended February 29, 2000 versus Fiscal Year Ended February 28, 1999" for a discussion of certain charges taken during the fourth quarter of fiscal 2000.

(2) Per share data has been adjusted for a 100% stock dividend that was paid on September 22, 1997 and for a 100% stock dividend that was paid on July 1, 1996.

(3) In fiscal 2000 the Company repurchased 526,485 shares of common stock at a cost of $4,076,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.

                                                 Relationship to Net Sales
                                                         Fiscal Year
                                         -----------------------------------------
                                           2000             1999            1998
                                         --------         --------        --------
Net sales                                   100.0%           100.0           100.0
Cost of sales                                62.0             59.5            61.7
                                         --------         --------        --------
      Gross Profit                           38.0             40.5            38.3

Selling, general and
administrative expenses                      34.9             28.2            26.2
                                         --------         --------        --------
      Operating income                        3.1             12.3            12.1

Interest expense                             (1.1)            (1.1)           (1.4)
Other income, net                             2.4               .8              .9
                                         --------         --------        --------
      Earnings before income taxes            4.4             12.0            11.6

Income taxes                                   --              2.4             2.6
                                         --------         --------        --------

Net earnings                                  4.4%             9.6             9.0
                                         ========         ========        ========

FISCAL YEAR ENDED FEBRUARY 29, 2000 VERSUS FISCAL YEAR ENDED FEBRUARY 28, 1999

         Net sales for fiscal 2000 increased $5,026,000 or 2% when compared to fiscal 1999. Increased competition and sluggish U.S. retail sales of some categories of the Company's products constrained sales growth for the year.

         Gross profit as a percentage of sales decreased to 38.0% in fiscal 2000 from 40.5% in fiscal 1999. Changes in the mix of products sold and a $2,669,000 charge for the write-off of inventory associated with the fourth quarter discontinuance of certain product lines discussed below caused the decrease in gross profit as a percentage of sales. The gross profit percentage in fiscal 2000 is more comparable to that in fiscal 1998 of 38.3%. As noted below in the section "Fiscal year ended February 28, 1999 versus fiscal year ended February 28, 1998", in fiscal 1999 the Company experienced an increased gross profit percentage due to increases in sales of certain comfort products and hair accessories. The Company's fiscal 2000 sales were more comparable in mix to fiscal 1998 than fiscal 1999. An increase in transportation costs from the Far East was another important factor in the reduction of gross profit as a percentage of sales.

         Selling, general, and administrative expenses (SG&A) as a percentage of sales increased to 34.9% in fiscal 2000 compared to 28.2% in fiscal 1999. The Company recorded pre-tax charges of approximately $9 million in the fourth quarter of fiscal 2000, including primarily charges related to the discontinuation of non-core products. Also during the fourth quarter, the Company implemented several major organizational changes. These changes realigned organizational responsibilities, restructured various departments and streamlined certain functions within the Company. These charges and higher cooperative advertising and freight expenses accounted for a portion of the increase in SG&A expenses as a percentage of sales. Depreciation and amortization expenses increased as the Company placed its new corporate headquarters in service and began the amortization of goodwill associated with its fiscal 1999 acquisitions. As reported in the third fiscal quarter, customer chargebacks in excess of those experienced in prior years also contributed to the increase. The rise in customer chargebacks was, in part, due to issues associated with the Company taking over the operations of its El Paso warehouse from an outside contractor in January 1999.

         Interest expense for fiscal 2000 remained relatively constant with that of fiscal 1999. In fiscal 2000 the Company recorded approximately $6.3 million in net realized gains from sales of trading securities. These gains are included in "Other income, net" on the consolidated statements of income. The Company's marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. The market risk associated with investments in equity securities is summarized in the "Liquidity and Capital Resources" section.

         The Company recorded a net tax benefit of $14,000 on pretax income of $13,097,000 for the year ended February 29, 2000. The tax is less than the Company's normal 20% rate because of two factors. First, Helen of Troy Limited holds the consolidated group's investments in marketable securities and is not subject to any capital gains tax or other income tax on the sale of equity securities. Therefore no income tax expense was recognized on the approximate $6.3 million gains noted above on trading securities. Second, the Company discontinued certain product lines in the fourth quarter of the fiscal year. The costs associated with the discontinuance of product lines created an overall loss for the Company's U.S. operations that offset the required taxable gains of the Company's non-U.S. operations.

FISCAL YEAR ENDED FEBRUARY 28, 1999 VERSUS FISCAL YEAR ENDED FEBRUARY 28, 1998

         Fiscal 1999 net sales increased $46,389,000 or 18.7%, to $294,487,000 compared to fiscal 1998 net sales of $248,098,000. The introduction of new product lines, including the Caruso molecular steam hair setter, and the expansion of the Company's line of comfort products, such as foot baths and massagers, contributed significantly to the sales increase. During fiscal 1999, in separate transactions, the Company acquired 100% of the outstanding stock of Karina, Inc., a New Jersey corporation, and of DCNL, Inc., a California corporation, both of which market and distribute hair brushes, combs, and hair care accessories. Increased sales of hair accessories, including those attributable to the Company's acquisitions of Karina, Inc. and DCNL, Inc., played an important role in the overall increase in net sales. In addition, the Company's non-U.S. business continues to grow.

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

         Selling, general and administrative expenses (SG&A) as a percentage of sales increased to 28.2% in fiscal 1999 from 26.2% in fiscal 1998. Advertising expense increased as a percentage of sales, due partially to the Company's fiscal 1999 Caruso infomercial campaign. Other administrative charges connected with the Caruso infomercial also increased SG&A as a percentage of sales in fiscal 1999, compared to fiscal 1998. Additionally, the Company recognized bad debt expenses of $740,000 in the second quarter of fiscal 1999, due to the bankruptcy of a Russian distributor of its product. That account was the Company's only significant exposure to credit risk in Russia or Asia.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance increased $574,000 from $33,691,000 at February 28, 1999 to $34,265,000 at February 29, 2000. The Company's operating activities produced a positive cash flow of $28,630,000 during fiscal 2000. Net earnings, adjusted for expenses that did not utilize cash, such as depreciation and amortization, had a significant positive effect on cash flows from operations. Changes in the operating assets and liabilities of the Company also had a positive effect on cash. Investing activities utilized $14,727,000 in cash as the Company made capital expenditures associated with constructing a new office building and paid in cash in connection with acquisitions. Financing activities decreased the Company's cash balance by $13,329,000. The primary uses of cash included repaying short-term borrowing and repurchasing the Company's stock.

         The Company periodically invests or may invest in certain equity securities. Investing in equity securities entails certain market risks. Should the stock prices of one or more of the entities in which the Company has invested decline, the Company could lose part or all of its investment in such securities. The total value of outstanding marketable securities increased as the Company purchased securities during the year as a means of identifying potential acquisitions. Accounts receivable decreased due to less sales in the fourth fiscal quarter and improved collections. The Company's days' sales outstanding improved in fiscal 2000 to 73 days when compared to 79 days at February 28, 1999. The increases in inventory, prepaid expenses and goodwill are primarily due to the acquisition of licenses and of lines of products from Sunbeam in the fourth fiscal quarter. The increases in deferred taxes and accrued expenses, and the decrease in license agreements resulted from the fourth quarter write-off of products that the Company will no longer sell.

         The increase in property and equipment is due to the construction of the Company's new corporate headquarters. Other assets increased because of deposits paid for a new order picking system that is being installed in the Company's main warehouse.

         On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its own stock over a period extending to September 29, 2002. As of February 29, 2000, the Company has repurchased 526,485 of its shares under this resolution at a total cost of $4,076,000. During the period March 1, 2000 to May 15, 2000 the Company repurchased an additional 190,776 shares at a total cost of $1,281,000, bringing the total number of shares repurchased at May 10, 2000 and the total cost of those shares to 717,261 and $5,357,000, respectively.

         Working capital increased from $150,940,000 at February 28, 1999 to $154,395,000 at February 29, 2000. The Company's current ratio (computed by dividing current assets by current liabilities) was 4.9 at February 29, 2000 and February 28, 1999.

         On March 14, 2000 the Company acquired a 55% ownership interest in Tactica International, Inc. ("Tactica") for $2,500,000. The Company has also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000.

         The Company maintains a line of credit with a bank to facilitate short-term borrowings and for the issuance of letters of credit. This line of credit is limited to $10,000,000, bears interest at the bank's prime interest rate (8.75% at February 29, 2000) or at alternate rates based on Eurodollar investment rates for specific time periods and expires July 31, 2000. This line of credit allows the Company to finance up to $3,500,000 in letters of credit, subject to the $10,000,000 total limit. At February 29, 2000, the Company did not have any borrowings outstanding under this line of credit. $3,408,000 of this line of credit was committed for the issuance of letters of credit at February 29, 2000.

         In order to allow the issuance of letters of credit, the Company maintains a facility with another bank. This facility is limited to $2 million and bears interest at the bank's prime interest rate plus two percent (10.75% at February 29, 2000). At February 29, 2000, $674,000 of this facility was used to finance letters of credit, which were funded by the Company after February 29, 2000. This facility expires July 31, 2000.

         The Company had a total of $55,000,000 of long-term debt outstanding at February 29, 2000, consisting of $40,000,000 in long-term Series A Senior Notes and a $15,000,000 long-term Series B Senior Note. The interest rate on the Company's Series A Senior Notes was 7.01% at February 29, 2000. Principal payments on the Series A Senior Notes begin in fiscal 2005, with the remaining unpaid principal amount due in fiscal 2008. The interest rate on the Series B Senior Note was 7.24% at February 29, 2000, with principal payments beginning in fiscal 2009 and the remaining unpaid principal amount due in full in 2013.

         Capital expenditures totaled $8,340,000, $17,731,000 and $3,255,000 in fiscal 2000, 1999 and 1998 respectively. The Company's operations are not capital intensive. Management believes that the Company's short and long-term capital needs will stem primarily from factors associated with its normal operations, such as the need to carry sufficient levels of inventory. Based on the Company's current financial condition, management believes that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         This report, including the matters discussed in Management's Discussion and Analysis of Financial Condition and Result of Operations, financial projections and Year 2000, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes", "expects" and other similar words identify forward-looking statements. The Company cautions readers to not place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small number of customers, (4) the Company's material reliance on certain trademarks
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with operating in foreign jurisdictions, (7) worldwide and domestic economic conditions, (8) the impact of current and future laws, including tax laws and litigation, (9) uninsured losses, (10) reliance on computer systems,
(11) management's reliance on the representation of third parties, (12) risks associated with newly acquired product lines and subsidiaries and (13) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

NEW ACCOUNTING GUIDANCE

         In June 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and is effective for financial statements issued for fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged. Based on the nature of its current operations, the Company does not expect SFAS 133 to have a material effect on its financial statements.

         In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" ("Interpretation 44"). Interpretation 44 clarifies the application of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues and is effective for financial statements issued after July, 2000. The Company does not expect Interpretation 44 to have a material effect on its financial statements.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report                                                                              17

Consolidated Financial Statements:
      Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999                           18

      Consolidated Statements of Income for each of the years in the
         Three-year period ended February 29, 2000                                                        20

      Consolidated Statements of Stockholders' Equity for each of
         The years in the three-year period ended February 29, 2000                                       21

      Consolidated Statements of Cash Flows for each of the years
         In the three year period ended February 29, 2000                                                 22

      Notes to Consolidated Financial Statements                                                          24

Financial Statement Schedule -
      Schedule II - Valuation and Qualifying Accounts for each of
         The years in the three-year period ended February 29, 2000                                       40

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG LLP

El Paso, Texas
May 10, 2000

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     February 29, 2000 and February 28, 1999
                   (in thousands, except par value and shares)


      Assets                                        2000       1999
                                                  --------   --------
Current assets:
      Cash and cash equivalents                   $ 34,265     33,691
      Marketable securities, at market value           994         --
      Receivables - principally trade, less
         allowances $2,514 in 2000 and
         $1,756 in 1999                             52,916     59,799
      Inventories                                   96,959     90,288
      Prepaid expenses                               3,919      2,048
      Deferred income tax benefits                   4,970      3,858
                                                  --------   --------

         Total current assets                      194,023    189,684

Property and equipment,
      net of accumulated depreciation of $6,212
      in 2000 and $6,905 in 1999                    47,739     42,464

Goodwill, net of accumulated
      amortization of $4,569 in 2000
      and $2,224 in 1999                            40,850     39,052

License agreements, at cost less accumulated
      amortization of $9,384 in 2000
      and $9,085 in 1999                             5,504      7,967

Other assets at cost, net of amortization           16,136     14,869
                                                  --------   --------
                                                  $304,252    294,036
                                                  ========   ========




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     February 29, 2000 and February 28, 1999
                   (in thousands, except par value and shares)


                                                           2000       1999
                                                         --------   --------
      Liabilities and Stockholders' Equity

Current liabilities:
      Notes payable to banks                             $     --     10,000
      Current portion of long-term debt                       450         --
      Accounts payable, principally trade                   6,295      1,592
      Accrued expenses:
         Advertising and promotional                        4,602      4,935
         Other                                             15,227      8,563
      Income taxes payable                                 13,054     13,654
                                                         --------   --------

         Total current liabilities                         39,628     38,744

Long-term debt, net of current portion                     55,000     55,450
                                                         --------   --------

         Total liabilities                                 94,628     94,194
                                                         --------   --------

Stockholders' equity
      Cumulative preferred stock, non-voting, $1.00
         par value.  Authorized 2,000,000 shares;
         none issued                                           --         --
      Common stock, $.10 par value. Authorized
         50,000,000 shares; 28,837,609 and 29,047,332
         shares issued and outstanding at February 29,
         2000 and February 28, 1999, respectively           2,884      2,905
      Additional paid-in-capital                           53,494     53,750
      Retained earnings                                   153,246    143,187
                                                         --------   --------

         Total stockholders' equity                       209,624    199,842
                                                         --------   --------

Commitments and contingencies                                  --         --
                                                         $304,252    294,036
                                                         ========   ========



See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
              (in thousands, except shares and earnings per share)



                                                              Year Ended the Last Day of February
                                                         --------------------------------------------

                                                             2000            1999            1998
                                                         ------------    ------------    ------------
Net sales                                                $    299,513         294,487         248,098
Cost of sales                                                 185,685         175,293         153,087
                                                         ------------    ------------    ------------
      Gross profit                                            113,828         119,194          95,011

Selling, general and administrative
      Expenses                                                104,409          82,862          64,911
                                                         ------------    ------------    ------------

         Operating Income                                       9,419          36,332          30,100

Other income (expense):
      Interest expense                                         (3,530)         (3,337)         (3,487)
      Other income, net                                         7,208           2,418           2,203
                                                         ------------    ------------    ------------

         Total other income (expense)                           3,678            (919)         (1,284)
                                                         ------------    ------------    ------------
         Earnings before income taxes                          13,097          35,413          28,816
                                                         ------------    ------------    ------------

      Income taxes                                                (14)          7,083           6,484
                                                         ------------    ------------    ------------

                  Net earnings                           $     13,111          28,330          22,332
                                                         ============    ============    ============

Earnings per share:
                  Basic                                  $        .45            1.00             .83
                  Diluted                                $        .44             .96             .77

Weighted average number of common
      shares used in computing net earnings per share:
                  Basic                                    29,052,788      28,278,545      26,856,463
                  Diluted                                  29,885,260      29,596,189      28,850,689



See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              Years ended last day of February 2000, 1999 and 1998
                                 (in thousands)



                                                       Additional                        Total
                                         Common         Paid-In         Retained      Stockholders'
                                         Stock          Capital         Earnings         Equity
                                      ------------    ------------    ------------    ------------
Balances, February 28, 1997           $      1,314          26,643          92,525         120,482

Exercise of common stock
      options, net                              63           6,607              --           6,670
Stock dividend                               1,351          (1,351)             --              --
Net earnings                                    --              --          22,332          22,332
                                      ------------    ------------    ------------    ------------
Balances, February 28, 1998                  2,728          31,899         114,857         149,484

Exercise of common stock
      options, net                              73             255              --             328
Issuance of common stock to
      acquire subsidiaries                     104          21,596              --          21,700
Net earnings                                    --              --          28,330          28,330
                                      ------------    ------------    ------------    ------------
Balances, February 28, 1999                  2,905          53,750         143,187         199,842

Exercise of common stock
      options, net                              16             913              --             929
Issuance of common stock
      in connection with employee
      stock purchase plan                        4             360              --             364
Net issuance (recovery) of common stock
      in connection with acquisitions           12            (558)             --            (546)
Acquisition and retirement
      of treasury stock                        (53)           (971)         (3,052)         (4,076)
Net earnings                                    --              --          13,111          13,111
                                      ------------    ------------    ------------    ------------

Balances, February 29, 2000           $      2,884          53,494         153,246         209,624
                                      ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                         Years Ended Last Day of February
                                                         --------------------------------

                                                           2000        1999        1998
                                                         --------    --------    --------
Cash flows from operating activities:
      Net earnings                                       $ 13,111      28,330      22,332
      Adjustments to reconcile net earnings
         to net cash provided by operating
         activities:
         Depreciation and amortization                      6,921       4,965       3,999
         Provision for doubtful receivables                   559         993         168
         Deferred taxes, net                               (1,112)       (511)       (246)
         Gain on sale of assets                                --          --        (216)
         Purchases of marketable securities               (16,340)         --          --
         Proceeds from sales of marketable securities      21,530          --          --
         Realized gain - trading securities                (6,265)         --          --
         Unrealized loss - trading securities                  81          --          --
         Impairment of asset held for sale                    650          --          --
         Intangible asset write-off                         1,783          --          --
      Changes in operating assets and liabilities:
         Accounts receivable                                6,324     (13,403)     (7,786)
         Inventory                                         (6,671)    (15,720)     (3,090)
         Prepaid expenses                                  (1,871)      1,963      (2,863)
         Accounts payable                                   4,703      (4,030)     (1,215)
         Accrued expenses                                   5,827         688       2,474
         Income taxes payable                                (600)      8,402       4,074
                                                         --------    --------    --------
      Net cash provided by operating
         activities                                        28,630      11,677      17,631

Cash flows from investing activities:
      Capital and license expenditures                     (8,340)    (17,731)     (3,255)
      Cash paid for acquisitions, net of cash acquired     (1,798)     (7,471)     (2,227)
      Proceeds from sale of assets                             --          --       1,692
      Additions to other assets                            (4,589)    (11,211)     (2,160)
      Collection on notes receivable                           --          --         522
                                                         --------    --------    --------
      Net cash used by investing
         activities                                       (14,727)    (36,413)     (5,428)


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                           Years Ended Last Day of February
                                                           --------------------------------

                                                             2000        1999        1998
                                                           --------    --------    --------
Cash flows from financing activities:
      Net proceeds from (payments on)
         short-term borrowings                              (10,000)     10,000      (4,001)
      Proceeds from (payments on) long-term debt                         (1,663)     15,000
      Payment of payroll tax and income tax withholding
         associated with stock options exercised                         (6,669)         --
      Proceeds from exercise of stock options, net              747       1,089       6,670
      Common stock repurchases                               (4,076)         --          --
                                                           --------    --------    --------

      Net cash (used in) provided
         by financing activities                            (13,329)      2,757      17,669
                                                           --------    --------    --------

Net increase (decrease) in cash and cash equivalents            574     (21,979)     29,872

Cash and cash equivalents, beginning
      of year                                                33,691      55,670      25,798
                                                           --------    --------    --------

Cash and cash equivalents, end of year                     $ 34,265    $ 33,691    $ 55,670
                                                           ========    ========    ========

Supplemental cash flow disclosures:
      Interest paid                                        $  4,210       4,003       3,459
      Income taxes paid (net of refunds)                      1,177      (1,123)       (213)

Details of acquisitions in which common stock was issued
      Fair value of assets acquired                              --      32,107          --
      Less:
         Liabilities assumed                                     --       6,804          --
         Common stock issued                                     --      21,700          --
                                                           --------    --------    --------
         Cash paid                                               --       3,603          --
      Less: cash acquired                                        --        (488)         --
                                                           --------    --------    --------
Net cash paid for acquisitions in which
      Common stock was issued                              $     --       3,115          --
                                                           ========    ========    ========


See accompanying notes to consolidated financial statements

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General

          Helen of Troy Limited, a Bermuda company, and its subsidiaries (the
             "Company") design, develop, import, and engage in wholesale distribution of hair care appliances, hair brushes, combs and accessories and other personal care products. The Company purchases products that it sells from unaffiliated manufacturers most of which are located in the Far East, including manufacturers in The People's Republic of China, Thailand, Taiwan and South Korea.

          The consolidated financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

      (d) Property and Equipment

          Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.

      (e) Intangible Assets

          Intangible assets consist primarily of goodwill, license agreements and trademarks. The Company amortizes intangible assets using the straight-line method over appropriate periods ranging from five to forty years. The Company recorded amortization of intangible assets totaling $4,527,000, $3,370,000 and $2,695,000 during fiscal 2000,
             1999 and 1998, respectively.

          The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The discount rate used will be based on the Company's cost of capital. The Company believes no impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

          The great majority of the Company's sales are made subject to license agreements with the licensors of the Vidal Sassoon, Revlon(R) and Dr. Scholl's(R) trademarks. The Company amortizes the acquisition costs of the existing license agreements on a straight line basis over the lives of the respective agreements. Net sales subject to license agreements comprised 73%, 80%, and 85% of total net sales for the fiscal years 2000, 1999 and 1998, respectively.



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

      (g) Earnings per Share

          Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of potentially dilutive securities. The number of potentially dilutive securities was 832,472, 1,317,644 and 1,994,226 for fiscal years 2000, 1999 and
             1998, respectively. Dilutive securities for the years ended February 29, 2000 and February 28, 1999 included 739,615 and 1,271,565 shares, respectively, attributable to dilutive stock options and 92,857 and 46,079 shares, respectively, contingently issuable as part of an acquisition (see note 10). All dilutive securities in fiscal 1998 were attributable to dilutive stock options. For fiscal years 2000, 1999 and 1998, options to purchase 3,786,612, 2,040,800 and 1,445,800, respectively, were outstanding but were not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of the Company's common stock. On August 26, 1997, the Company's Directors approved a 2-for-1 stock split, which was paid as a 100% stock dividend on September 27, 1997 to stockholders of record on September 8, 1997. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

      (h) Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      (i) Marketable Securities

          Marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At February 29, 2000, the Company held its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, all investments in equity securities are classified as trading securities, with all unrealized gains and losses attributable to such securities included in earnings. Included in the heading "Other income" on the Consolidated Statement of Income for the year ended February 29, 2000 are $6,265,000 in realized gains and $81,000 net unrealized losses.
                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

             The net unrealized loss on marketable securities is based on the differences between the market values of such securities and the amounts that the Company paid for them.

      (j) Foreign Currency Transactions

          The U.S dollar is the functional currency of the Company in accordance with SFAS No. 52, "Foreign Currency Translation." If applicable, all transactions of Helen of Troy Limited's non-U.S. subsidiaries have been re-measured in U.S. dollars using historical exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net earnings.

      (k) Revenue Recognition

          Revenue is recognized when products are shipped to customers.

      (l) Advertising

          Advertising costs are expensed as incurred. During the fiscal years ended February 29, 2000 and February 28, 1999, and 1998, $18,527,000, $18,212,000 and $13,522,000, respectively, of advertising costs were charged to selling, general and administrative expenses.

      (m) Warranties

          The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual of approximately $2,868,000 and $2,369,000 for the fiscal years ended February 29, 2000 and February 28, 1999, respectively that management believes is sufficient to cover future warranty costs.

      (n) Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (o) Interest Income

          Interest income is included in "Other income, net" on the Consolidated
             Statements of Income. Interest income totaled $987,000, $1,496,000 and $1,686,000 in fiscal 2000, 1999 and 1998, respectively.

                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (p) Financial Instruments

          The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. Based on prevailing interest rates for similar instruments, the fair value of the current note payable approximates its carrying value. See note 4 for management's assessment of the fair value of the Company's guaranteed Senior Notes.

      (q) Stock-based Compensation Plans

          The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Therefore, no compensation cost has been recognized in connection with the Company's stock option plans. Disclosures in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), appear in note 6.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

                                                            As of the last day
                                             Estimated          of February
                                            Useful Lives  ------------------------
                                              (Years)        2000        1999
                                            ------------   --------    --------
Land                                             -         $ 10,111       9,627
Buildings and improvements                    20 - 40        29,184      13,080
Computer and other equipment                   3 - 5          7,567       7,755
Furniture and fixtures                         5 - 15         6,192       1,451
Transportation equipment                       3 - 5            897         906
Construction in progress                         -               --      16,550
                                                           --------    --------

                                                             53,951      49,369
         Less accumulated depreciation                       (6,212)     (6,905)
                                                           --------    --------
Property and equipment, net                                $ 47,739      42,464
                                                           ========    ========

    During fiscal 2000 and 1999 the Company capitalized $721,000 and $663,000, respectively, of interest in connection with the construction of a new office facility.

    The Company recorded $2,394,000, $1,595,000 and $1,304,000 of depreciation expense for fiscal 2000, 1999 and 1998, respectively.

    Capital expenditures totaled $8,340,000, $17,731,000 and $3,255,000 in fiscal 2000, 1999 and 1998, respectively. As of February 29, 2000, the Company had entered into commitments of $504,000 for capital expenditures.

    The Company recognized a $650,000 impairment charge during the third quarter of its fiscal year. The amount was estimated to be the excess of the book value over the estimated net realizable value of the Company's former headquarters. The former headquarters is classified as an asset held for sale and is included in the heading "Other assets" on the February 29, 2000 Consolidated Balance Sheet. The charge against the value of the former headquarters is included in "Other income, net" on the Consolidated Statement of Income.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) NOTES PAYABLE

    The Company maintains a line of credit with a bank to facilitate short-term borrowings and for the issuance of letters of credit. This line of credit is limited to $10,000,000 and allows the issuance of up to $3,500,000 in letters of credit and bears interest at the bank's prime rate (8.75% at February 29, 2000) or at alternate rates based on Eurodollar investment rates for specific time periods. This line of credit expires on July 31, 2000. At February 29, 2000 no loans were outstanding under this line of credit and $3,408,000 was used to finance letters of credit which were funded by the Company subsequent to February 29, 2000.

    To allow the issuance of letters of credit, a non-U.S. subsidiary maintains a facility with a bank. This facility is limited to $2,000,000 (U.S.) and bears interest at the bank's prime interest rate plus two percent (10.75% at February 29, 2000), with all outstanding balances due July 31, 2000. At February 29, 2000, no loans were outstanding under this facility and $674,000 was used to finance letters of credit, which were funded by the Company subsequent to February 29, 2000.

(4) LONG-TERM DEBT

    On January 5, 1996 a U.S. subsidiary issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at a rate of 7.01%. The Senior Notes are unsecured, are guaranteed by Helen of Troy Limited and certain of its subsidiaries and are due January 5, 2008. Annual principal payments of $10,000,000 begin in fiscal 2005. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 29, 2000 is approximately $36,714,000.

    On July 18, 1997 one of the Company's U.S. subsidiaries issued a $15,000,000
        Senior Note. Interest is paid quarterly at a rate of 7.24%. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited and certain of its subsidiaries and is due July 18, 2012. Principal payments begin in fiscal 2009. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 29, 2000 is approximately $13,578,000.

    The current portion of long-term debt consists of a note for $450,000. The note is payable in full on January 25, 2001.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES

    The components of earnings before income tax expense are as follows:

         Years ended the last day of February
         ------------------------------------
                   (in thousands)

             2000        1999       1998
           --------    --------   --------
U.S.       $ (5,725)      9,697      6,588
Non-U.S      18,822      25,716     22,228
           --------    --------   --------
           $ 13,097      35,413     28,816
           ========    ========   ========


The components of income tax expense (benefit) are as follows:


                   2000        1999        1998
                 --------    --------    --------
Current
      U.S        $   (182)      4,734       4,199
      Non-U.S       1,280       2,860       2,531
Deferred           (1,112)       (511)       (246)
                 --------    --------    --------
                 $    (14)      7,083       6,484
                 ========    ========    ========

Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:


                                           Years ended the last day of February
                                          --------------------------------------
                                                     (in thousands)

                                             2000          1999          1998
                                          ----------    ----------    ----------
Expected tax expense at the U.S.
     statutory rate of 35%                $    4,584        12,395        10,086
     Decrease in income
            taxes resulting from income
             from non-U.S. operations
             subject to varying income
             tax rates                        (4,598)       (5,312)       (3,602)
                                          ----------    ----------    ----------
Actual tax expense                        $      (14)        7,083         6,484
                                          ==========    ==========    ==========



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 29, 2000 and February 28, 1999 are as follows:

                                                         2000        1999
                                                       --------    --------
Deferred tax assets:                                      (in thousands)
    Net operating losses generated by the
               tax benefit of stock option exercises   $    718       1,825
    Inventories, principally due to additional
               costs of inventories for tax purposes      1,314         922
       Accrued expenses                                   3,051         758
       Accounts receivable                                  130         524
                                                       --------    --------
Total gross deferred tax assets                           5,213       4,029
                                                       --------    --------
Deferred tax liabilities:
       Depreciation and amortization                       (243)       (171)
                                                       --------    --------
Net deferred tax asset                                 $  4,970       3,858
                                                       ========    ========

Current accounting standards require that deferred income taxes reflect the tax consequences of future tax benefits, such as NOLs, to the extent that realization of such benefits is more likely than not. Although realization is not assured, management believes that the deferred tax asset, including NOLs, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Inland Revenue Department (the IRD) in Hong Kong has asserted that it may tax certain profits of the Company's foreign subsidiaries for the years 1990 through 1999. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail, the resulting tax liability could range from $400,000 to $13,000,000 (U.S.). Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.

The Company has purchased $5,750,000 (U.S.) in tax reserve certificates in Hong
      Kong as of February 29, 2000. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The U.S. federal tax return of the Company's largest domestic subsidiary for the fiscal year 1997 is being examined by the Internal Revenue Service (IRS). No adjustments have been proposed by the IRS. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the estimated impact of the examination.

The Company plans to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the United States subsidiaries. In accordance with generally accepted accounting principles, the Company has made no provision for U.S. federal income taxes on a portion of these undistributed earnings. At February 29, 2000, undistributed earnings for which the Company had not provided deferred U.S. federal income taxes totaled $50,244,000. The Company's United States of America net operating loss of $2,051,000 expires if not utilized by fiscal 2020.

During fiscal years 2000, 1999 and 1998 officers and employees exercised certain stock options, resulting in a U.S. federal income tax deduction for the Company. The deductions attributable to the exercise of stock options did not affect income tax expense for financial reporting purposes. The tax effect of the stock option exercises increased additional paid-in-capital by $239,000, $5,907,000 and $2,533,000, respectively, in fiscal 2000, 1999 and 1998.

(6) STOCK-BASED COMPENSATION PLANS

The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. The Company accounts for its stock-based compensation plans under APB No. 25. Accordingly, no compensation expense has been recognized for the Company's stock option plans or its stock purchase plan. Had the Company recorded compensation expense for its stock option plans based on the fair value of the options at the dates of grant for those awards, consistent with the method of SFAS Number 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       Years Ended the last day of February
                                      -------------------------------------

                                             2000         1999         1998
                                      -----------  -----------  -----------
Net Income:          As Reported      $13,111,000   28,330,000   22,332,000
                     Pro forma          5,054,000   25,533,000   19,539,000

Earnings per share:
            Basic:   As Reported      $       .45         1.00          .83
                     Pro forma        $       .17          .90          .73

            Diluted: As Reported      $       .44          .96          .77
                     Pro forma        $       .17          .86          .68


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) STOCK-BASED COMPENSATION PLANS, CONTINUED

The Company computed the pro forma figures disclosed above using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively; expected dividend yields of zero for all years; expected volatility 35.1% for fiscal 2000, 27.4% for fiscal 1999 and 23.4% for fiscal 1998; risk-free interest rates of 6.6% for fiscal 2000, 5.4% for fiscal 1999 and 6.5% for fiscal 1998; and expected lives of 3, 4, 5 or 10 years depending on the option granted. In fiscal 2000 1 million non-qualified stock options were granted that vested on the date they were granted.

Under stock option and restricted stock plans adopted in 1994 and 1998 (the
      "1994 Plan" and the "1998 Plan" respectively), the Company reserved a total of 11,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options ("ISOs"), non-qualified stock options ("Non-Qs") and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable over a four or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant.

A summary of stock option activity under all plans is as follows:

                                                              Years Ended the last day of February
                                         ------------------------------------------------------------------------------
                                                   2000                       1999                       1998
                                         ------------------------   ------------------------   ------------------------
                                                        Weighted-                  Weighted-                  Weighted-
                                                          Average                    Average                    Average
                                           Shares        Exercise     Shares        Exercise     Shares        Exercise
                                           (000S)           Price     (000s)           Price     (000s)           Price
                                         ----------    ----------   ----------    ----------   ----------    ----------
Options outstanding,
            beginning of year                 4,393    $    11.53        4,554          8.10        4,005          3.95
            Options granted                   1,386         12.16        1,110         15.76        1,643         15.68
            Options exercised                  (146)         4.72         (724)         2.75         (994)         4.16
            Options forfeited                  (192)         8.95         (547)         3.20         (100)         5.46
                                         ----------                 ----------                 ----------
Options outstanding, end of year              5,441         11.96        4,393         11.53        4,554          8.10
                                         ==========                 ==========                 ==========

Options exercisable at year-end               3,032          9.54        1,683          6.62        1,966          3.28
                                         ==========                 ==========                 ==========
Weighted-average fair value of
            options granted during the                       6.40                       7.13                       7.04
            year

Under a stock option plan for non-employee directors (the "Directors' Plan"), adopted in fiscal 1996, the Company reserved a total of 480,000 shares of its common stock for issuance to non-employee members of the Board of Directors. The Company grants options under the Directors' Plan at a price equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Directors' Plan vest one year from their date of issuance and expire ten years after issuance.

                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) STOCK-BASED COMPENSATION PLANS, CONTINUED

The following table summarizes information about stock options at February 29, 2000:

                                                  Outstanding Stock Options                    Exercisable Stock Options
                                       ----------------------------------------------         ---------------------------
                                                               Weighted-
                                                                Average      Weighted                           Weighted-
                                                               Remaining     Average                             Average
                        Number of                             Contractual    Exercise         Number of         Exercise
                         Options         Price Range             Life         Price            Options            Price
                        ---------      ----------------       -----------    --------         ---------         ---------
ISOs
                          126,982      $ 3.65 to $ 7.91          3.90        $  5.07             85,410           $  4.80
                          296,156      $ 9.69 to $15.00          6.02          11.99             33,122             11.76
                          103,470      $15.59 to $24.31          6.32          17.37             21,160             17.03
                        ---------                                                             ---------
Total                     526,608                                5.57        $ 11.38            139,692           $  8.30
                        =========                                                             =========

Non-Q's
                        1,511,272      $ 4.13 to $ 7.09          5.89        $  4.95          1,500,272           $  4.94
                        3,206,986      $10.00 to $20.00          8.49          15.20          1,236,082             14.54
                        ---------                                                             ---------
Total                   4,718,258                                7.66        $ 11.92          2,736,354           $  9.28
                        =========                                                             =========

Directors' Plan
                           36,000      $ 5.13 to $10.63          8.09        $  8.61             16,000           $  6.09
                          160,000      $14.47 to $17.63          7.87          16.02            140,000             16.25
                        ---------                                                             ---------
Total                     196,000                                7.91        $ 14.66            156,000           $ 15.20
                        =========                                                             =========

In fiscal 1999 the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the stock purchase plan employees authorize the Company to withhold from 1% to 15% of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period, whichever is lower. During fiscal 2000, 42,148 shares of common stock were issued under the stock purchase plan.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      COMMITMENTS AND CONTINGENCIES

The Company has employment contracts with certain of its officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from September 2, 2000 to February 28, 2005. The aggregate commitment for future salaries, at February 29, 2000, excluding incentive compensation, was approximately $3,200,000.

The Company purchases most of the appliances and products that it sells from unaffiliated manufacturers located in the Far East, principally in the Peoples' Republic of China, Thailand, Taiwan and South Korea. Due to the fact that most of its products are manufactured in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations and political unrest. These risks have not historically affected the Company's operations. Additionally, the Company's management believes that it could obtain its products from facilities in other countries, if necessary. However, the relocation of production capacity could require substantial time and could result in increased costs.

In October 1999 a demand for Arbitration with the American Arbitration
         Association was filed. The demand, filed by Darryl Cohen, Nini Cohen, Lisa Dike Brown and Dennis L. Bergquist, former shareholders of DCNL, Inc., an entity acquired by the Company in October 1998, alleges that the Company and certain executive officers breached the October 16, 1998 Merger Agreement between DCNL California and the Company regarding the redemption of certain contingent value rights and the calculation of earnout payments. The claimants seek $5,000,000 in compensatory and $8,000,000 in punitive damages. The Company denies the allegations and has filed various counterclaims. The Company is vigorously defending its position. Although the Company believes its position is meritorious, the matter remains open and management can offer no assurances that the Company will prevail on all counts. Management does not expect the matter to have a material adverse effect on the Company.

The Company is also involved in various other legal claims and proceedings in the normal course of operations. The Company is insured for substantially all of the various claims in which it is involved. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company and its subsidiaries.

Under the terms of a Shareholders' rights Plan approved by the Board of Directors in fiscal 1999, the Board of Directors declared a dividend of one preference share right ("Right") for each outstanding share of Common Stock. The Rights are inseparable from the shares of Common Stock and entitle the holders to purchase one one-thousandth of a share of Series A First Preference Shares ("Preference Shares"), par value $1.00, at a price of $100 per one-one thousandth of a Preference Share. Should certain persons or groups of persons ("Acquiring Persons") acquire more than 15% of the Company's outstanding Common




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      COMMITMENTS AND CONTINGENCIES, CONTINUED

         Stock, the Board of Directors may either adjust the price at which holders of Rights may purchase Preference Shares or may redeem all of the then outstanding Rights at $.01 per Right. The Rights associated with the Acquiring Person's shares of Common Stock would not be exercisable. The Rights have certain anti-takeover effects. The Rights could cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances, but should not interfere with any merger or other business combination approved by the Board of Directors. The Rights expire December 1, 2008, unless their expiration date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of February 29, 2000, the Company had repurchased 526,485 of its shares under this resolution at a total cost of $4,076,000. During the period March 1, 2000 to May 15, 2000 the Company repurchased an additional 190,776 shares at a total cost of $1,281,000, bringing the total number of shares repurchased at May 10, 2000 and the total cost of those shares to 717,261 and $5,357,000, respectively.

(8)      FOURTH QUARTER CHARGES

During the fourth quarter of fiscal 2000 the Company recorded pre-tax charges of approximately $9,000,000, including primarily charges related to the discontinuation of non-core products. The pre-tax charges resulting from such discontinuation included reserves for resolution of future contractual obligations as well as allowances for customer returns. The charge to selling, general and administrative expenses included a $1,783,000 write-off of related license costs. Also during the fourth quarter, the Company implemented several major organizational changes. These changes realigned organizational responsibilities, restructured various departments and streamlined certain functions within the Company. Additionally the Company recorded a pre-tax charge to cost of sales of $2,669,000 for the disposal of inventory associated with the non-core products that were discontinued. At February 29, 2000 accrued liabilities included approximately $8,000,000 related to these charges.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                                     Three Months Ended the Last Day of
                              -----------------------------------------------
                                May         August      November     February          Total

Fiscal 2000:

Net sales                     $ 72,188     $ 71,520     $ 89,601     $ 66,204         $299,513

Gross profit                    28,949       26,995       33,651       24,233(a)       113,828

Net earnings                     5,846        8,140        5,978       (6,853)(a)       13,111

Earnings per
share

                  Basic            .20          .28          .21         (.24)(a)          .45

                  Diluted          .20          .27          .20         (.23)(a)          .44


Fiscal 1999:

Net sales                     $ 64,136     $ 72,162     $ 89,144     $ 69,045         $294,487

Gross profit                    24,989       28,695       36,059       29,451          119,194

Net earnings                     4,836        7,544       11,090        4,860           28,330

Earnings per
share

                   Basic           .18          .27          .39          .17             1.00

                Diluted            .17          .26          .37          .16              .96


The business of the Company is somewhat seasonal. Between 54% and 55% of annual sales volume normally occurs in the second and third fiscal quarters.

(a) See note 8 regarding fourth quarter charges relating to the discontinuance of certain non-core products.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)     SEGMENT INFORMATION

         The Company consists of a single operating segment that sells hair care and other personal care products in the United States and internationally. Most of the Company's products are procured through its subsidiary in Barbados, West Indies. That subsidiary obtains products from unaffiliated contractors on an order-by-order basis.

         The Company's domestic and international net revenues from third parties and long-lived assets are as follows:

                                      2000          1999         1998
                                     --------     --------     --------
NET REVENUES FROM THIRD PARTIES:
United States                        $264,238      270,600      228,220
International                          35,275       23,887       19,878
                                     --------     --------     --------
Total                                $299,513      294,487      248,098
                                     ========     ========     ========

LONG-LIVED ASSETS:
United States                        $ 90,674       85,697       37,690
International                          19,555       18,655       12,950
                                     --------     --------     --------
Total                                $110,229      104,352       50,640
                                     ========     ========     ========

Sales to one customer and its affiliate accounted for 26% of the Company's net sales in fiscal 2000 and 29% in fiscal 1999 and 1998.

(11)     ACQUISITIONS AND PURCHASES OF TRADEMARKS

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

On July 31, 1998, the Company acquired the WIGO(R) trademark and certain assets from EWT Elektrogerate GmbH & Co. KG of Germany in a cash transaction. As a result, the Company now has the exclusive worldwide rights to design, market and sell various appliances, including professional salon hair care appliances, under the WIGO(R) trademark.

On September 25, 1998, the Company acquired 100% of the stock of Karina, Inc., a
         New Jersey corporation. Karina develops, designs and markets basic and fashion hair accessories, brushes, combs, and various personal care implements. In exchange for the stock of Karina, the Company issued 691,760 shares of its common stock to Karina's shareholders. During fiscal 2000 shares held in escrow related to this acquisition were settled resulting in an escrow recovery to the Company of approximately $546,000.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)     ACQUISITIONS AND PURCHASES OF TRADEMARKS, CONTINUED

On October 19, 1998, the Company acquired 100% of the stock of DCNL, Inc., a
         California corporation. DCNL develops, designs and markets specialized hair brushes and accessories. In exchange for the stock of DCNL, the Company issued 350,000 shares of its Common Stock and made additional cash payments to DCNL's shareholders. Under the terms of the agreement, DCNL's shareholders redeemed their contingent value rights issued as part of the acquisition and received 154,544 additional shares of Helen of Troy common stock subsequent to fiscal 1999 and 67,473 additional shares were added to the escrow account.

In January 2000 the Company purchased certain licenses and assets from Sunbeam
         Corporation. As a result, the Company now has the exclusive rights to distribute human hair clippers and trimmers under the Sunbeam(R) and Oster(R) trademarks.

The Company accounted for the acquisitions discussed above using the purchase method of accounting. Costs in excess of the fair value of the net tangible assets acquired in the Dazey, Caruso, WIGO, Karina and DCNL acquisitions total $43,300,000 and are included in goodwill. The Company is amortizing these costs over 15 years in the cases of the Dazey and Caruso transactions and 30 years for the WIGO, Karina and DCNL transactions.

On a proforma basis these acquisitions would not have a material effect on net revenues or net earnings.

(12)     SUBSEQUENT EVENT

Subsequent to the Company's fiscal year end the supplier for some of the Company's non-core products notified the Company that they considered the Company to be in default of the distribution agreement between the parties and were therefore terminating the agreement. During fiscal 2000 the Company sold $1,124,000 (approximately 0.4% of the Company's consolidated sales) of products purchased from this supplier. The Company is making counterclaims against the supplier and will vigorously defend its positions. As of February 29, 2000, the Company has unamortized distribution costs of approximately $2,487,000 associated with the distribution agreement. The two parties are negotiating and management believes that there will be no material adverse impact on the financial condition of the Company. However, no assurances as to the ultimate outcome of this matter can be given at this time.

On March 14, 2000 the Company acquired a 55% ownership interest in Tactica
         International, Inc. for $2,500,000. The Company has also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

          Years ended February 29, 2000 and February 28, 1999 and 1998
                                 (in thousands)

                                                   Additions
                                         -----------------------------
                                                             Charged
                                          Balance at            to                          Write-off of      Balance at
                                          Beginning         costs and                      uncollectible        end of
Description                                Of Year          expenses        Recoveries        accounts           year
-----------                              ------------     ------------     ------------     ------------     ------------

Year ended February 29, 2000
     Allowances for accounts receivable     $      1,756     $   2,554    $         64     $      1,860     $      2,514

Year ended February 28, 1999
     Allowances for accounts receivable              568         2,267              29            1,108            1,756

Year ended February 28, 1998
     Allowances for accounts receivable              400           551              --              383              568

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2000 fiscal year, is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2000 fiscal year, is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2000 fiscal year, is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2000 fiscal year, is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Memorandum of Association. (Filed as Exhibit 31 to the Registrant's Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993).

         3.2 Bye-Laws. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30,
                  1993).

         4.1 Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 1998).

         10.1 Vidal Sassoon, Inc. Amended License Agreement of December 22, 1982. (Filed as Exhibit 10.1 to the Helen of Troy Corporation's Registration Statement on Form S-2, File No. 2-82520, filed with the Securities and Exchange Commission on March 18, 1983).

         10.2 Letter Agreements Amending Sassoon License Agreement. (Filed as Exhibit 10.2 to the Helen of Troy Corporation's Registration Statement on Form S-2, File No. 33-13253, filed with the Securities and Exchange Commission on April 8, 1987).

         10.3 Form of Directors' and Executive Officers' Indemnity Agreement dated February 11, 1994 executed by each of Gerald J. Rubin, Robert D. Spear, Stanlee N. Rubin, Gary B. Abromovitz, Byron
                  H. Rubin, Daniel C. Montano, and Christopher L. Carameros. (Filed as Exhibit 10.2 to the Registrants Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 10, 1993).

         10.4 1994 Stock Option and Restricted Stock Plan, as previously filed with the Registrants' Registration Statement on Form S-4, File No. 33-73594, as Exhibit 10.1 filed with the Securities and Exchange Commission on December 30, 1993, is hereby incorporated herein by reference.

         10.5 Vidal Sassoon, Inc., European License Agreement, dated January 1, 1990. (Filed as Exhibit 10.25 to Helen of Troy Corporation's Annual Report on Form 10-K for the period ending February 28, 1990, filed with the Securities and Exchange Commission).

         10.6 Revlon Consumer Products Corporation (RCPC) North American Appliances License

                  Agreement dated September 30, 1992. (Filed as Exhibit 10.31 to Helen of Troy Corporation's Quarterly report on Form 10-Q for the period ending November 30, 1992 filed with the Securities and Exchange Commission).

         10.7 Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992. (Filed as Exhibit 10.32 to Helen of Troy Corporation's Quarterly report on Form 10-Q for the period ending November 30, 1992 filed with the Securities and Exchange Commission).

         10.8 Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992. (Filed as Exhibit 10.33 to Helen of Troy Corporation's Quarterly report on Form 10-Q for the period ending November 30, 1992 filed with the Securities and Exchange Commission).

         10.9 Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992. (Filed as Exhibit 10.34 to Helen of Troy Corporation's Quarterly report on Form 10-Q for the period ending November 30, 1992 filed with the Securities and Exchange Commission).

         10.10 First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992. (Filed as Exhibit 10.26 to Helen of Troy Corporation's Annual Report on Form 10-K for the period ending February 28, 1993 filed with the Securities and Exchange Commission).

         10.11 First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992. (Filed as Exhibit 10.27 to Helen of Troy Corporation's Annual Report on Form 10-K for the period ending February 28, 1993 filed with the Securities and Exchange Commission).

         10.12 First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992. (Filed as Exhibit 10.28 to Helen of Troy Corporation's Annual Report on Form 10-K for the period ending February 28, 1993 filed with the Securities and Exchange Commission).

         10.13 First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992. (Filed as Exhibit 10.29 to Helen of Troy Corporation's Annual Report on Form 10-K for the period ending February 28, 1993 filed with the Securities and Exchange Commission).

         10.14 License Agreement between Helen of Troy Corporation and Helen of Troy Limited, a Barbados corporation, dated February 28, 1994. (Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the period ending February 28, 1994 filed with the Securities and Exchange Commission).

         10.15 Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement, $40,000,000 7.01% Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility. (Filed as Exhibit
                  10.23 to the Registrant's Quarterly Report on Form 10-Q for the period ending November 30, 1996).

         10.16    Employment contract for H. McIntyre Gardner. (Filed as
                  Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the period ending November 30, 1997).

         10.17 Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan. (Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on August 30, 1996).

         10.18 Helen of Troy Limited 1998 Employee Stock Option and Restricted Stock Plan. (Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on November 6, 1998).

         10.27 Helen of Troy Limited 1998 Employee Stock Purchase Plan, as previously filed as Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 6, 1998, is hereby incorporated herein by reference.

         10.28 Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999. (Filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ending August 31, 1999).

         10.29 Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan. (Filed as Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the period ending August 31, 1999).

         21*      Subsidiaries of the Registrant, filed herewith.

         23*      Independent Auditors' Consent, filed herewith.

         27*      Financial Data Schedule, filed herewith.

         *filed herewith

(b)      The following documents are filed as part of the report:

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

         2.       Schedule: Schedule II - Valuation and Qualifying Accounts

(c)      Reports on Form 8-K

On December 21, 1999 the Company filed a report on Form 8-K in connection with the public announcement of its third quarter fiscal 2000 earnings.

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

                                            HELEN OF TROY LIMITED


                                      By: /s/ Gerald J. Rubin
                                          --------------------------------------
                                          Gerald J. Rubin, Chairman,
                                          Chief Executive Officer and Director

Dated    May 26, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signature                                   Title                              Date
------------------------------------------------     ----------------------------------         --------------

                                                     Chairman of the Board, Chief
                                                     Executive Officer and Director
s/Gerald J. Rubin                                    (Principal Executive Officer)               May 26, 2000
------------------------------------------------
         (Gerald J. Rubin)

                                                     President, Chief Operating Officer
s/H. McIntyre Gardner                                and Director                                May 26, 2000
------------------------------------------------
          (H. McIntyre Gardner)
                                                     Senior Vice President, Finance
                                                     and Chief Financial Officer
                                                     (Principal Financial and Accounting
s/Dona Fisher                                        Officer)                                    May 26, 2000
------------------------------------------------
         (Dona Fisher)



s/Stanlee N. Rubin                                   Director                                    May 26, 2000
------------------------------------------------
         (Stanlee N. Rubin)



s/Christopher L. Carameros                           Director                                    May 26, 2000
------------------------------------------------
       (Christopher L. Carameros)

s/Byron H. Rubin                                     Director                                    May 26, 2000
------------------------------------------------
         (Byron H. Rubin)




s/Daniel C. Montano                                  Director                                    May 26, 2000
------------------------------------------------
         (Daniel C. Montano)




s/Gary B. Abromovitz                                 Director                                    May 26, 2000
------------------------------------------------
            (Gary B. Abromovitz)

                                Index to Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

21       -        Subsidiaries of the Registrant, filed herewith.

23       -        Independent Auditors' Consent, filed herewith.

27       -        Financial Data Schedule, filed herewith.