Form 10-Q
period 2000-05-31
HELEN OF TROY LTD
filed 2000-07-17
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                   For the quarterly period ended May 31, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from             to
                                   ------------   -----------

                         Commission file number 0-23312


                              HELEN OF TROY LIMITED
             (Exact name of registrant as specified in its charter)

                 Bermuda                                  74-2692550
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
Yes   X    No
    ----     ----

         As of July 13, 2000 there were 28,419,175 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                             Page No.

PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
                       Sheets as of May 31, 2000 (unaudited) and
                       February 29, 2000........................................3

                  Consolidated Condensed Statements
                        of Income (unaudited) for the Three Months
                        Ended May 31, 2000 and May 31, 1999.....................5

                  Consolidated Condensed Statements
                        of Cash Flows (unaudited) for the Three Months
                        Ended May 31, 2000 and May 31, 1999.....................6

                  Notes to Consolidated Condensed
                        Financial Statements....................................8

         Item 2  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.............................................10


PART II. OTHER INFORMATION

         Item 5  Other information.............................................12

         Item 6  Exhibits and Reports on Form 8-K..............................12

SIGNATURES.....................................................................13

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                   May 31,        February 29,
                                                                                    2000             2000
                                                                                  --------        ------------
                                                                                 (unaudited)
Assets

Current assets:
         Cash and cash equivalents                                                $ 17,281         $ 34,265
         Investments                                                                   588              994
         Receivables, principally trade, less allowance for
              doubtful receivables of $2,277 at May 31, 2000
              and $2,514 at February 29, 2000                                       58,975           52,916
         Inventories                                                               100,755           96,959
         Prepaid expenses                                                            3,626            3,919
         Deferred income tax benefits                                                4,755            4,970
                                                                                  --------         --------
              Total current assets                                                 185,980          194,023


Property and equipment, net of accumulated depreciation of $7,099
         at May 31, 2000 and $6,212 at February 29, 2000                            47,420           47,739


Goodwill, net of accumulated amortization of $5,059 at
         May 31, 2000 and $4,569 at February 29, 2000                               45,015           40,850

License agreements, at cost less accumulated amortization of $9,573
         at May 31, 2000 and $9,384 at February 29, 2000                             8,947            5,504

Other assets, net of amortization                                                   20,856           16,136
                                                                                  --------         --------
                                                                                  $308,218         $304,252
                                                                                  ========         ========

                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                          May 31,       February 29,
                                                                           2000            2000
                                                                        ------------    ------------
                                                                        (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Current portion of long-term debt                              $        450    $        450
         Accounts payable, principally trade                                   9,291           6,295
         Accrued expenses:
              Advertising and promotional                                      3,539           4,602
              Other                                                           19,178          15,227
         Income taxes payable                                                 13,088          13,054
                                                                        ------------    ------------
              Total current liabilities                                       45,546          39,628

Long-term debt                                                                55,000          55,000
                                                                        ------------    ------------

              Total liabilities                                              100,546          94,628

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                          --              --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,648,133 and 28,837,332 shares issued and outstanding at
              May 31, 2000 and February 29, 2000, respectively                 2,865           2,884

         Additional paid-in capital                                           53,150          53,494
         Retained earnings                                                   154,969         153,246
         Minority interest deficit of acquired subsidiary                     (3,312)           --
                                                                        ------------    ------------

              Total stockholders' equity                                     207,672         209,624

Commitments and contingencies                                                   --              --
                                                                        ------------    ------------
                                                                        $    308,218    $    304,252
                                                                        ============    ============

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                                  Three months ended
                                                                        May 31,
                                                                 2000            1999
                                                             ------------    ------------
Net sales                                                    $     76,111    $     72,188
Cost of sales                                                      46,182          43,239
                                                             ------------    ------------

         Gross profit                                              29,929          28,949

Selling, general and administrative expenses                       26,402          21,565
                                                             ------------    ------------

         Operating income                                           3,527           7,384

Other income (expense):
         Interest expense                                            (982)           (536)
         Other income, net                                            404             459
                                                             ------------    ------------

         Total other income (expense)                                (578)            (77)
                                                             ------------    ------------

         Earnings before income taxes                               2,949           7,307

Income tax expense (benefit):
         Current                                                      400           1,487
         Deferred                                                     215             (26)
                                                             ------------    ------------

         Net earnings                                        $      2,334    $      5,846
                                                             ============    ============

Earnings per share:
         Basic                                               $        .08    $        .20
         Diluted                                                      .08             .20

Weighted average number of common shares used in computing
   earnings per share:
         Basic                                                 28,716,934      29,048,278
         Diluted                                               29,117,349      29,930,822

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        Three months ended May 31,
                                                                            2000        1999
                                                                          --------    --------
Cash flows from operating activities:
         Net earnings                                                     $  2,334    $  5,846
         Adjustments to reconcile net income to cash provided (used) by operating activities
              Depreciation and amortization                                  1,878       1,523
              Provision for doubtful receivables                                39         534
              Deferred taxes, net                                              215         (26)
              Proceeds from sales of marketable securities                     286        --
              Realized gain - trading securities                               (17)       --
              Unrealized loss - trading securities                             137        --
              Purchases of marketable securities                              --        (1,566)
              Changes in operating assets and liabilities:
                  Accounts receivable                                       (6,098)     (7,235)
                  Inventory                                                 (2,394)     10,211
                  Prepaid expenses                                             293        (636)
                  Accounts payable                                          (3,863)      1,114
                  Accrued expenses                                           1,241        (683)
                  Income taxes payable                                          34       1,017
                                                                          --------    --------
              Net cash (used)/provided by operating activities              (5,915)     10,099

Cash flows from investing activities:
         Capital and license expenditures                                   (3,991)     (2,546)
         Other assets                                                       (3,598)       (632)
         Cash paid for acquisition, net of cash acquired                    (2,205)       --
                                                                           --------    --------
              Net cash used by investing activities                         (9,794)     (3,178)

                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                       Three months ended May 31,
                                                          2000        1999
                                                        --------    --------
Cash flows from financing activities:
         Net payments on revolving line of credit           --       (10,000)

         Exercise of stock options                             8          19
         Common stock repurchases                         (1,283)       --
                                                        --------    --------
              Net cash (used) by financing activities     (1,275)     (9,981)
                                                        --------    --------

Net (decrease) in cash equivalents                       (16,984)     (3,060)
Cash equivalents, beginning of period                     34,265      33,691
                                                        --------    --------
Cash equivalents, end of period                         $ 17,281    $ 30,631
                                                        ========    ========

Supplemental cash flow disclosures:
         Interest paid                                  $    982    $    970
         Income taxes paid, net of refunds                  --           450



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 2000


Note 1- In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of May 31, 2000 and the results of its operations for the three month periods ended May 31, 2000 and 1999. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  A reclassification was made to information for the three months ended May 31, 1999 in order to conform to the presentation for the three months ended May 31, 2000.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 400,415 and 882,544 for the three months ended May 31, 2000 and 1999, respectively. All dilutive securities for the three months ended May 31, 2000 consisted of dilutive stock options issued under the Company's stock option plans. Dilutive securities for the three months ended May 31, 1999 consisted of 791,599 shares attributable to dilutive stock options issued under the Company's stock option plans and 90,945 shares that are contingently issuable as part of an acquisition that occurred in fiscal 1999. All potentially dilutive securities are included in the calculations of diluted earnings per share.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of May 31, 2000, the Company had repurchased 717,561 of its shares under this resolution at a total cost of $5,359,000. During the period June 1, 2000 to July 13, 2000, the Company repurchased an additional 228,958 shares at a total cost of $1,357,000, bringing the total number of shares repurchased at July 13, 2000 and the total cost of those shares to 946,519 and $6,716,000, respectively.

Note 5 - On March 14, 2000 the Company acquired a 55% ownership interest in Tactica International, Inc. (Tactica) for $2,500,000. The purchase method of accounting was used to record the acquisition of Tactica and the Company recorded goodwill of $6,183,000 that will be amortized over a thirty-year period. The results of Tactica's operations from the date of the acquisition through the end of May are included in the consolidated financial statements of the Company. Tactica's sales and results of operations for the period from March 14, 2000 to the end of the Company's first fiscal quarter were $3,845,000 and a loss of $662,000, respectively. Tactica's assets at May 31, 2000 were $9,804,000. Tactica produces and markets personal care appliances and houseware products.

                  As of the date of the acquisition, Tactica had a deficit of approximately $6,697,000. The Company has classified the minority interest in deficit related to this acquisition as a reduction in stockholders' equity. The Company will record 100% of the earnings (or losses) of Tactica until such time as the minority interest in deficit has been satisfied.

                  The Company has also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000. Additionally the Company has loaned $3,500,000 to stockholders of Tactica. The notes receivable are included in other assets in the consolidated condensed balance sheets. The notes bear interest at 8.75% and are due March 14, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three months ended May 31, 2000 (the first quarter of fiscal 2001) increased $3,923,000, or 5.4%, to $76,111,000, compared to
$72,188,000 for the three months ended May 31, 1999 (the first quarter of fiscal
2000). The increase is due to sales from the Company's recent acquisitions of Tactica International and the clipper product lines from Sunbeam.

         Gross profit as a percentage of sales decreased to 39.3% in the first quarter of fiscal 2001 from 40.1% in the first quarter of fiscal 2000. The decrease is due to an unfavorable change in the mix of products sold.

         Selling, general and administrative expenses as a percentage of sales increased to 34.7% of sales for the three months ended May 31, 2000, compared to 29.9% during the three months ended May 31, 1999. The increase was due primarily to expenses associated with Tactica International. Also the Company's cooperative advertising and freight out costs were higher in the first quarter of fiscal 2001 than in the first quarter of fiscal 2000.

         Interest expense for the three months ended May 31, 2000 totaled $982,000, an increase of $446,000 compared to interest expense of $536,000 for the three months ended May 31, 1999. This increase was due to the capitalization of interest on the construction of the Company's new corporate headquarters facility in the first quarter of fiscal 2000. That facility was completed in the second quarter of fiscal 2000, and therefore no interest was capitalized in the first quarter of fiscal 2001.

Liquidity and Capital Resources

         The Company's working capital and current ratio were $140,385,000 and
4.1 to 1, respectively at May 31, 2000, compared to working capital of $154,395,000 and a current ratio of 4.9 to 1 at February 29, 2000.

         Cash decreased from $34,265,000 at February 29, 2000 to $17,281,000 at May 31, 2000. The Company's operating activites used cash of $5,915,000 as net earnings and increases in accruals were less than increases in net accounts receivable and inventories, and decreases in accounts payable. Items that utilized cash during the quarter ended May 31, 2000 included the purchase of the Company's common stock and cash paid for acquisitions.

         The Company believes that its capital resources are adequate to service its debt obligations and that its capital resources and available credit are adequate to finance the growth of its existing business.

Information relating to forward-looking statements

         This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks, (5) risks associated with inventory, including potential obsolescence, (6) risks associated with operating in foreign jurisdictions, (7) worldwide and domestic economic conditions, (8) the impact of current and future laws, including tax laws and litigation, (9) uninsured losses, (10) reliance on computer systems, (11) management's reliance on the representations of third parties, (12) risks associated with newly acquired product lines and subsidiaries, (13) risks associated with investments in equity securities, (14) technological issues associated with Year 2000 compliance efforts and (15) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB101). The bulletin provides guidance to a large number of revenue recognition issues and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB101 to have a material effect on the financial statements.

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

PART II. OTHER INFORMATION

Item 5.   Exhibits and Reports on Form 8-K

           (a)   Exhibits

                  27 Financial Data Schedule for the three months ended May 31, 2000.

                  99.1     Audit Committee Charter.

           (b)    Reports on Form 8-K

                  On May 12, 2000, the Company filed a report on Form 8-K in connection with the public announcement of its fiscal 2000 earnings release.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      HELEN OF TROY LIMITED
                                                --------------------------------
                                                         (Registrant)



Date               July 14, 2000                   /s/ Gerald J. Rubin
         ---------------------------------      --------------------------------

                                                       Gerald J. Rubin
                                                 Chairman of the Board, Chief
                                                       Executive Officer
                                                 (Principal Executive Officer)


Date               July 14, 2000                     /s/ Dona Fisher
         ---------------------------------      --------------------------------

                                                         Dona Fisher
                                                 Senior Vice-President, Finance,
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                Index to Exhibits


27       -        Financial Data Schedule for the three months ended May 31, 2000.

99.1     -        Audit Committee Charter.