Form 10-Q
period 2000-08-31
HELEN OF TROY LTD
filed 2000-10-12
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 2000


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the transition period from ____________to _____________


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


         As of October 2, 2000 there were 28,378,148 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                               Page No.

PART I.  FINANCIAL INFORMATION

                  Item 1   Consolidated Condensed Balance
                                    Sheets as of August 31, 2000 and
                                    February 29, 2000..............................3

                           Consolidated Condensed Statements
                                    of Income for the Three and Six
                                    Months Ended August 31, 2000 and
                                    August 31, 1999................................5

                           Consolidated Condensed Statements
                                    of Cash Flows for the Six Months
                                    Ended August 31, 2000 and
                                    August 31, 1999................................6

                           Notes to Consolidated Condensed
                                    Financial Statements...........................7

                  Item 2   Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations.....................................9


PART II. OTHER INFORMATION

                  Item 4   Submission of Matters to a Vote of Security Holders....13

                  Item 6   Exhibits and Reports on Form 8-K.......................13

SIGNATURES........................................................................14

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)

                                                                                       August 31,        February 29,
                                                                                          2000               2000
                                                                                       -----------       ------------
                                                                                       (unaudited)
Assets

Current assets:
         Cash and cash equivalents                                                       $  5,996          $ 34,265
         Marketable securities, at market value                                               767               994
         Receivables, principally trade, less allowance for
              doubtful receivables of $2,263 at August 31, 2000
              and $2,514 at February 29, 2000                                              72,460            52,916
         Inventories                                                                      105,523            96,959
         Prepaid expenses                                                                   3,880             3,919
         Deferred income tax benefits                                                       4,499             4,970
                                                                                         --------          --------
              Total current assets                                                        193,125           194,023


Property and equipment, net of accumulated depreciation of
         $7,867 at August 31, 2000 and $6,212 at February 29, 2000                         48,706            47,739

Goodwill, net of accumulated amortization of $5,598 at
         August 31, 2000 and $4,569 at February 29, 2000                                   44,202            40,850

License  agreements, at cost less accumulated amortization of $
         9,913 at August 31, 2000 and $9,384 at February 29, 2000                           8,607             5,504

Other assets, net of accumulated amortization                                              19,137            16,136
                                                                                         --------          --------
                                                                                         $313,777          $304,252
                                                                                         ========          ========



(Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)

                                                                                August 31,         February 29,
                                                                                   2000                2000
                                                                                -----------        ------------
                                                                                (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Current portion of long-term debt                                      $    450             $    450
         Accounts payable, principally trade                                      12,409                6,295
         Accrued expenses:
              Advertising and promotional                                          7,165                4,602
              Other                                                               16,430               15,227
         Income taxes payable                                                     12,125               13,054
                                                                                --------             --------
              Total current liabilities                                           48,579               39,628

Long-term debt                                                                    55,000               55,000
                                                                                --------             --------

              Total liabilities                                                  103,579               94,628

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                                --                   --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,444,333 and 28,837,609 shares issued and outstanding at
              August 31, 2000 and February 29, 2000, respectively                  2,844                2,884
         Additional paid-in capital                                               52,855               53,494
         Retained earnings                                                       158,407              153,246
         Minority interest in deficit of acquired subsidiary                      (3,908)                  --
                                                                                --------             --------

              Total stockholders' equity                                         210,198              209,624

Commitments and contingencies                                                         --                   --
                                                                                --------             --------
                                                                                $313,777             $304,252
                                                                                ========             ========



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                           Three months ended                        Six months ended
                                                                August 31,                               August 31,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------

Net sales                                           $     88,233         $     71,520         $    164,344         $    143,708
Cost of sales                                             54,416               44,525              100,598               87,764
                                                    ------------         ------------         ------------         ------------
         Gross profit                                     33,817               26,995               63,746               55,944

Selling, general and administrative expenses              29,600               23,266               56,002               44,831
                                                    ------------         ------------         ------------         ------------
         Operating income                                  4,217                3,729                7,744               11,113

Other income (expense):
         Interest expense                                 (1,038)                (844)              (2,020)              (1,380)
         Other income (net)                                  439                5,944                  843                6,403
                                                    ------------         ------------         ------------         ------------
         Total other income (expense)                       (599)               5,100               (1,177)               5,023
                                                    ------------         ------------         ------------         ------------

Earnings before income taxes                               3,618                8,829                6,567               16,136

Income tax expense (benefit):
         Current                                            (384)                 733                   16                2,220
         Deferred                                            256                  (44)                 471                  (70)
                                                    ------------         ------------         ------------         ------------

Net earnings                                        $      3,746         $      8,140         $      6,080         $     13,986
                                                    ============         ============         ============         ============

Earnings per share:
         Basic                                      $        .13         $        .28         $        .21         $        .48
         Diluted                                             .13                  .27                  .21                  .46
Weighted average number of common and
         common equivalent shares used in
         computing earnings per share:
         Basic                                        28,479,321           29,082,717           28,598,401           29,065,592
         Diluted                                      28,793,026           30,353,589           28,955,461           30,142,326

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                Six months ended August 31,
                                                                                  2000                1999
                                                                               ----------         ----------
Cash flows from operating activities:
         Net earnings                                                          $    6,080         $   13,986
         Adjustments to reconcile net income to cash provided (used) by operating activities:
              Depreciation and amortization                                         4,063              3,078
              Provision for doubtful receivables                                       67                622
              Deferred taxes, net                                                     471                (70)
              Purchases of marketable securities, net of proceeds                     286            (11,244)
              Realized gain - marketable securities                                   (17)            (1,183)
              Unrealized gain - marketable securities                                 (42)            (4,363)
              Changes in operating assets and liabilities:
                  Accounts receivable                                             (19,611)            (8,405)
                  Inventory                                                        (7,162)            (5,100)
                  Prepaid expenses                                                     39               (594)
                  Accounts payable                                                   (721)             1,867
                  Accrued expenses                                                  2,119              1,738
                  Income taxes payable                                               (929)             1,717
                                                                               ----------         ----------
              Net cash used by operating activities                               (15,357)            (7,951)

Cash flows from investing activities:
         Capital and license expenditures                                          (2,663)            (5,501)
         Other assets                                                              (5,543)            (2,130)
         Cash paid for acquisition, net of cash acquired                           (2,205)                --
                                                                               ----------         ----------
              Net cash used by investing activities                               (10,411)            (7,631)

Cash flows from financing activities:
         Exercise of stock options                                                    139                560
         Common stock repurchases                                                  (2,640)                --
                                                                               ----------         ----------
              Net cash (used) provided by financing activities                     (2,501)               560

Net (decrease) in cash and cash equivalents                                       (28,269)           (15,022)
Cash and cash equivalents, beginning of period                                     34,265             33,691
                                                                               ----------         ----------
Cash and cash equivalents, end of period                                       $    5,996         $   18,669
                                                                               ==========         ==========

Supplemental cash flow disclosures:
         Interest paid                                                         $    2,020         $    2,036
         Income taxes paid, net of refunds                                            830                498

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2000

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of August 31, 2000 and February 29, 2000 and the results of its operations for the three-month and six-month periods ended August 31, 2000 and 1999. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 313,705 and 1,270,872, respectively, for the three months ended August 31, 2000 and 1999, and 357,060 and 1,076,734, respectively, for the six months ended August 31, 2000 and 1999. For the three months ended August 31, 2000, dilutive securities consisted of 246,232 dilutive stock options and 67,473 shares of common stock contingently issuable as part of an October 1998 acquisition. Dilutive securities for the six months ended August 31, 2000 consisted of 289,587 dilutive stock options and 67,473 contingently issuable shares. Dilutive securities for the three months ended August 31, 1999 consisted of 1,129,644 dilutive stock options and 141,228 shares that were contingently issuable. Dilutive securities for the six months ended August 31, 1999 consisted of 960,647 dilutive stock options and 116,087 contingently issuable shares of common stock.

Note 4 - Included in other income for the three-month and six-month periods ended August 31, 2000 and August 31, 1999 is income related to marketable securities. For the three months and six months ended August 31, 2000 the Company recognized net unrealized gains of $179,000 and $42,000, respectively from the appreciation of marketable securities. During the first quarter of fiscal 2001, the Company sold marketable securities, realizing total proceeds of $286,000 and a gain of $17,000. The Company sold no securities during the second quarter of fiscal 2001. Included in net earnings for the three months and the six months ended August 31, 1999 are $1,183,000 in net realized gains from sales of marketable securities and $4,363,000 in net unrealized gains from the appreciation of marketable securities. Marketable securities consist of shares of common stock of publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At February 29, 2000 and at August 31, 2000, the Company held its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-looking Statements). Therefore, all investments in equity securities are classified as marketable securities.

Note 5 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of August 31, 2000, the Company had repurchased 946,519 shares of its common stock under this resolution at a total cost of $6,716,000. Between August 31, 2000 and October 2, 2000, the Company repurchased 66,185 additional shares at a total cost of $344,410.

Note 6 - On March 14, 2000 the Company acquired a 55 percent ownership interest in Tactica International, Inc. (Tactica) for $2,500,000. The Company used the purchase method of accounting to record the acquisition of Tactica and recorded goodwill of $6,170,000. That goodwill will be amortized over a 30-year period. The results of Tactica's operations from the acquisition date through August 31, 2000 and Tactica's financial position at that date are included in the Company's condensed consolidated financial statements. Tactica's net sales and results of operations for the three months ended August 31, 2000 were $5,395,000 and a net loss of $1,350,000, respectively. For the six months ended August 31, 2000, Tactica's net sales were $9,240,000 and its net loss was $2,012,000.

         As of the date of the acquisition, Tactica had an accumulated deficit of approximately $6,673,000. The Company has classified the minority interest in deficit related to this acquisition as a reduction in stockholders' equity. The Company will record 100 percent of the earnings (or losses) of Tactica until such time as the minority interest in deficit has been satisfied.

         The Company has also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000. Additionally, the Company loaned $3,500,000 to stockholders of Tactica. The notes receivable from those stockholders are included in other assets in the consolidated condensed balance sheets. The notes bear interest at 8.75 percent and are due March 14, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended August 31, 2000

Second quarter net sales increased $16,713,000, or 23.4 percent, to $88,233,000 for the three months ended August 31, 2000, compared to $71,520,000 for the three months ended August 31, 1999. Domestic sales of the Company's personal care appliances and health care products increased in the second quarter of fiscal 2001, versus the same period in fiscal 2000. The Company's introduction of personal care appliances under the Sunbeam(R) brand during fiscal 2001 and sales generated by Tactica International Inc. (Tactica), a subsidiary in which the Company acquired a 55 percent interest in fiscal 2001, also contributed to the second quarter domestic sales growth. International sales were also higher for the three months ended August 31, 2000 than for the three months ended August 31, 1999. Sales of brushes, combs, and hair accessories were lower during the three months ended August 31, 2000 than during the same period the prior year.

Gross profit as a percentage of sales increased to 38.3 percent for the quarter ended August 31, 2000, from 37.7 percent for the quarter ended August 31, 1999. Excluding Tactica sales, gross profit as a percentage of sales was 36.4 percent for the quarter ended August 31, 2000. The decrease in gross profit as a percentage of sales, excluding Tactica, is due to changes in the mix of products sold.

For the three months ended August 31, 2000, selling, general and administrative expense as a percentage of sales increased to 33.5 percent, compared to 32.5 percent for the three months ended August 31, 1999. Excluding Tactica's operations, selling, general, and administrative expenses as a percentage of sales for the three-month period were 28.3 percent, with the drop largely due to lower levels of cooperative advertising and customer chargeback expenses compared to the same period the prior year.

An increase in interest expense and a decrease in income from marketable securities accounted for most of the change in other income (expense) to $599,000 of expense for the three months ended August 31, 2000 from $5,100,000 of income for the three months ended August 31, 1999. Interest expense totaled $1,038,000 for the three months ended August 31, 2000, compared to $844,000 for the three months ended August 31, 1999. The capitalization of interest on construction of the Company's new headquarters reduced interest expense during the three months ended August 31, 1999. Capitalization of interest expense on the new headquarters building ended concurrently with it being placed in service. Additionally, other income (expense) for the three months ended August 31, 2000 included $179,000 of gains associated with marketable securities, compared to $5,546,000 of such gains for the three months ended August 31, 1999.

The Company recorded an income tax benefit equal to 3.5 percent of pre-tax income for the quarter ended August 31, 2000, compared to income tax expense of
7.8 percent for the quarter ended August 31, 1999. The tax benefit recorded for the three months ended August 31, 2000 was due primarily to the Company's tax benefits on the losses of Tactica. Exclusive of Tactica, the Company recorded tax expense at a rate of 20 percent on its pre-tax income for the three months ended August 31, 2000. For the three months ended August 31, 1999, the Company recorded income tax at a rate of 20 percent on all of its income, except for $5,380,000 of its net gains on marketable securities for that period. Helen of Troy Limited, a Bermuda company, typically holds the consolidated group's investments in equity securities and is not subject to tax on the sale of equity securities.

Six Months Ended August 31, 2000

Net sales for the six months ended August 31, 2000 increased $20,636,000, or
14.4 percent, when compared to the six months ended August 31, 1999. For the six-month period ended August 31, 2000, domestic personal care appliance sales, including sales associated with the Company's introduction of Sunbeam(R) personal care appliances, and sales resulting from the acquisition of Tactica, contributed significantly to the sales increase versus the same period a year earlier. International sales also improved for the six months ended August 31, 2000, compared to the six months ended August 31, 1999. Brush, comb, and hair accessory sales decreased for the six months ended August 31, 2000.

Gross profit as a percentage of sales for the six months ended August 31, 2000 was 38.8 percent; a level comparable to the 38.9 percent achieved in the six months ended August 31, 1999. When the effects of Tactica sales are removed, the Company's gross profit as a percentage of sales for the first six months of fiscal 2001 was 37.2 percent. The decrease, after the exclusion of Tactica sales, is due to changes in the mix of products sold.

Selling, general and administrative expenses as a percentage of sales increased to 34.1 percent for the six months ended August 31, 2000, compared to 31.2 percent for the same period in the prior year. Excluding Tactica's operations, selling, general, and administrative expenses as a percentage of sales for the six-month period were 30.2 percent, with the drop largely due to lower levels of cooperative advertising and customer chargeback expenses compared to the same period the prior year.

Higher interest expense and decreased income from marketable securities produced most of the change in other income (expense) to $1,177,000 of expense for the six months ended August 31, 2000 from $5,023,000 of income for the six months ended August 31, 1999. Interest expense totaled $2,020,000 for the six months ended August 31, 2000, versus $1,380,000 for the six months ended August 31, 1999. The capitalization of interest on construction of the Company's new headquarters reduced interest expense during the six months ended August 31, 1999. As noted above, capitalization of interest expense on the new headquarters building ended concurrently with it being placed in service. Other income (expense) for the three months ended August 31, 2000 also included $59,000 of net gains related to marketable securities, compared to $5,546,000 of such gains for the three months ended August 31, 1999.

Income tax expense was 7.4 percent of pre-tax income for the six months ended August 31, 2000, versus 13.3 percent for the six months ended August 31, 1999. As was the case for the three months ended August 31, 2000, discussed above, the tax benefit associated with Tactica's loss for the period reduced the Company's effective tax rate for the six-month period. The tax treatment of investment income, also covered above in the discussion of the three months ended August 31, 2000, reduced the Company's tax rate for the six months ended August 31, 1999. Other than the Tactica net loss for the six months ended August 31, 2000 and the investment income for the six months ended August 31, 1999, the Company recorded income tax expense of 20 percent on the rest of its pre-tax income for both six-month periods.

Liquidity and Capital Resources

The Company's working capital and current ratio were $144,546,000 and 4.0, respectively, at August 31, 2000, compared to $154,395,000 and 4.9, respectively, at February 29, 2000. The Company's cash and cash equivalents balances decreased to $5,996,000 at August 31, 2000, from $34,265,000 at February 29, 2000. The primary uses of cash during the six months ended August 31, 2000 were due to increases in inventory and accounts receivable balances, as well as capital and license expenditures, the Tactica acquisition, and repurchases of the Company's common stock. Accounts receivable increased because of seasonal patterns in sales as well as the addition of Tactica in fiscal 2001. The increase in the Company's inventory levels is due to the addition of Sunbeam personal care appliances to its product line, as well as the March 14, 2000 acquisition of Tactica.

The Company replaced the facility that it maintained with a bank to allow the issuance of letters of credit. The old facility expired July 31, 2000. The new facility is limited to $4 million, bears interest at the bank's prime interest rate plus two percent (11.5 percent at October 5, 2000), and expires August 1, 2001.

The Company's line of credit to facilitate short-term borrowings and the issuance of additional letters of credit expired July 31, 2000. The Company currently is negotiating with various banks regarding the replacement of this line of credit. The Company has not had the need for short-term borrowings since the line of credit expired and anticipates that it will be able to replace this line of credit on acceptable terms.

The Company believes its capital resources are adequate to finance growth and to fund its ongoing liquidity needs for the foreseeable future.

Common Stock Repurchase

On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of August 31, 2000, the Company had repurchased 946,519 shares of its common stock under this resolution at a total cost of $6,716,000. Between August 31, 2000 and October 2, 2000, the Company repurchased 66,185 additional shares at a total cost of $344,410.

Information Relating to Forward-looking Statements

This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with operating in foreign jurisdictions, (7) worldwide and domestic economic conditions, (8) the impact of current and future laws, including tax laws and litigation, (9) uninsured losses, (10) reliance on computer systems,
(11) management's reliance on the representations of third parties, (12) risks associated with newly acquired product lines and subsidiaries, (13) risks associated with investments in equity securities, and (14) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended February 29, 2000.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB101). The bulletin provides guidance to a large number of revenue recognition issues and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB101 to have a material effect on its financial statements.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held August 29, 2000, in El Paso, Texas. At that meeting, the shareholders voted on the following proposal:

o        Proposal 1. Election of Directors

A description of the foregoing matters is contained in the Company's Proxy Statement dated July 17, 2000, relating to the 2000 Annual Meeting of Shareholders.


With respect to Proposal 1, the Directors received the following votes:

                                                               Authority to Vote
                                                                  For Nominee          Broker
                                                     For            Withheld          Non-Votes
          Gerald J. Rubin                          22,522,160        20,654                0
          Gary B. Abromovitz                       22,528,719        14,095                0
          Stanlee N. Rubin                         22,496,977        45,837                0
          Christopher L. Carameros                 22,529,894        12,920                0
          Byron H. Rubin                           22,505,447        37,367                0
          Daniel C. Montano                        21,928,902       613,912                0



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HELEN OF TROY LIMITED
                                                   (Registrant)



Date     October 11, 2000                     /s/ Gerald J. Rubin
         ---------------------                -------------------------------

                                                     Gerald J. Rubin
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)




Date     October 11, 2000                     /s/ Russell Gibson
         ---------------------                -------------------------------

                                                       Russell Gibson
                                              Senior Vice-President, Finance,
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------
   27          Financial Data Schedule