Form 10-Q
period 2000-11-30
HELEN OF TROY LTD
filed 2001-01-16
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


                For the quarterly period ended November 30, 2000


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the transition period from...............to...............


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

         As of January 15, 2001 there were 28,051,421 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1 Consolidated Condensed Balance
                       Sheets as of November 30, 2000 (unaudited)
                       and February 29, 2000...................................3

                Consolidated Condensed Statements
                       of Income (unaudited) for the Three and Nine
                       Months Ended November 30, 2000 and
                       November 30, 1999.......................................5

                Consolidated Condensed Statements
                       of Cash Flows (unaudited) for the Nine Months
                       Ended November 30, 2000 and
                       November 30, 1999.......................................6

                Notes to Consolidated Condensed
                       Financial Statements....................................8

         Item 2 Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........11


PART II. OTHER INFORMATION

         Item 6 Exhibits and Reports on Form 8-K..............................15

SIGNATURES....................................................................16

                          PART I. FINANCIAL INFORMATION
                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)

                                                                              November 30,  February 29,
                                                                                  2000          2000
                                                                              ------------  ------------
                                                                              (unaudited)
Assets

Current assets:
         Cash and cash equivalents                                              $  1,504      $ 34,265
         Marketable securities, at market value                                      496           994
         Receivables, principally trade, less allowance for
              doubtful receivables of $2,865 at November 30, 2000 and
              $2,514 at February 29, 2000                                         97,873        52,916
         Inventories                                                              97,145        96,959
         Prepaid expenses                                                          4,138         3,919
         Deferred income tax benefits                                              6,357         4,970
                                                                                --------      --------
              Total current assets                                               207,513       194,023


Property and equipment, net of accumulated depreciation of $8,676 at November
         30, 2000 and $6,212 at February 29, 2000
                                                                                  48,108        47,739

Goodwill, net of accumulated amortization of $6,162 at
         November 30, 2000 and $4,569 at February 29, 2000                        43,742        40,850

License  agreements, at cost less accumulated amortization of $10,396 at
         November 30, 2000 and $9,384 at February 29, 2000
                                                                                   8,125         5,504

Other assets, net of accumulated amortization                                     19,135        16,136
                                                                                --------      --------
                                                                                $326,623      $304,252
                                                                                ========      ========

(Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)

                                                                             November 30,    February 29,
                                                                                 2000            2000
                                                                             ------------    ------------
                                                                             (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Current portion of long-term debt                                    $     450       $     450
         Accounts payable, principally trade                                     11,379           6,295
         Accrued expenses:
              Advertising and promotional                                         8,500           4,602
              Other                                                              17,693          15,227
         Income taxes payable                                                    16,227          13,054
                                                                              ---------       ---------
              Total current liabilities                                          54,249          39,628

Long-term debt                                                                   55,000          55,000
                                                                              ---------       ---------

              Total liabilities                                                 109,249          94,628

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                               --              --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,285,448 and 28,837,609 shares issued and outstanding at
              November 30, 2000 and February 29, 2000, respectively               2,829           2,884
         Additional paid-in capital                                              52,595          53,494
         Retained earnings                                                      166,804         153,246
         Minority interest in deficit of acquired subsidiary                     (4,854)             --
                                                                              ---------       ---------

              Total stockholders' equity                                        217,374         209,624

Commitments and contingencies                                                        --              --
                                                                              ---------       ---------
                                                                              $ 326,623       $ 304,252
                                                                              =========       =========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                         Three months ended                    Nine months ended
                                                            November 30,                          November 30,
                                                      2000               1999               2000               1999
                                                  ------------       ------------       ------------       ------------

Net sales                                         $    119,106       $     89,601       $    283,450       $    233,310
Cost of sales                                           73,708             55,950            174,306            143,714
                                                  ------------       ------------       ------------       ------------
         Gross profit                                   45,398             33,651            109,144             89,596

Selling, general and administrative expenses            34,281             25,697             90,283             70,529
                                                  ------------       ------------       ------------       ------------

         Operating income                               11,117              7,954             18,861             19,067

Other income (expense):
         Interest expense                                 (984)            (1,122)            (3,004)            (2,503)
         Other income (net)                                338                450              1,181              6,854
                                                  ------------       ------------       ------------       ------------
         Total other income (expense)                     (646)              (672)            (1,823)             4,351
                                                  ------------       ------------       ------------       ------------

Earnings before income taxes                            10,471              7,282             17,038             23,418

Income tax expense (benefit):
         Current                                         4,389              2,096              4,405              4,316
         Deferred                                       (1,858)              (792)            (1,387)              (862)
                                                  ------------       ------------       ------------       ------------

Net earnings                                      $      7,940       $      5,978       $     14,020       $     19,964
                                                  ============       ============       ============       ============

Earnings per share:
         Basic                                    $        .28       $        .21       $        .49       $        .69
         Diluted                                           .28                 20                .49                .67
Weighted average number of common and
         common equivalent shares used in
         computing earnings per share:
         Basic                                      28,380,496         29,146,580         28,526,264         29,092,439
         Diluted                                    28,625,523         29,768,370         28,845,980         30,017,525

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                Nine months ended
                                                                                   November 30,
                                                                               2000           1999
                                                                             --------       --------
Cash flows from operating activities:
         Net earnings                                                        $ 14,020       $ 19,964
         Adjustments to reconcile net income to cash (used) provided by operating activities:
              Depreciation and amortization                                     6,365          4,823
              Provision for doubtful receivables                                  599            850
              Deferred taxes, net                                              (1,387)          (862)
              Purchases of marketable securities                                  (54)       (16,340)
              Proceeds from sales of marketable securities                        625         21,377
              Realized gain - marketable securities                               (14)        (6,263)
              Unrealized gain - marketable securities                             (59)           (40)
              Loss due to impairment of assets held for sale                       --            650
              Changes in operating assets and liabilities:
                  Accounts receivable                                         (45,556)       (17,513)
                  Inventory                                                     1,216         (8,688)
                  Prepaid expenses                                               (219)          (621)
                  Accounts payable                                             (1,744)         3,176
                  Accrued expenses                                              4,717          4,417
                  Income taxes payable                                          3,173          3,164
                                                                             --------       --------
              Net cash (used) provided by operating activities                (18,318)         8,094

Cash flows from investing activities:
         Capital and license expenditures                                      (2,875)        (7,274)
         Other assets                                                          (6,093)        (3,277)
         Cash paid for acquisition, net of cash acquired                       (2,205)            --
                                                                             --------       --------
              Net cash used by investing activities                           (11,173)       (10,551)

(Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                         Nine months ended
                                                                            November 30,
                                                                        2000           1999
                                                                      --------       --------

Cash flows from financing activities:
         Net borrowings (repayments) on revolving line of credit            --         (5,200)
         Exercise of stock options                                         151            698
         Common stock repurchases                                       (3,421)        (1,750)
                                                                      --------       --------
              Net cash used by financing activities                     (3,270)        (6,252)

Net decrease in cash and cash equivalents                              (32,761)        (8,709)
Cash and cash equivalents, beginning of period                          34,265         33,691
                                                                      --------       --------
Cash and cash equivalents, end of period                              $  1,504       $ 24,982
                                                                      ========       ========

Supplemental cash flow disclosures:
         Interest paid                                                $  2,943       $  3,211
         Income taxes paid, net of refunds                               1,165            695

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                November 30, 2000

Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial condition as of November 30, 2000 and February 29, 2000 and the results of its operations for the three-month and nine-month periods ended November 30, 2000 and 1999. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for the full year.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 245,027 and 621,790, respectively, for the three months ended November 30, 2000 and 1999, and 319,716 and 925,086, respectively, for the nine months ended November 30, 2000 and 1999. For the three months ended November 30, 2000, dilutive securities consisted of 177,554 dilutive stock options and 67,473 shares of common stock contingently issuable as part of an October 1998 acquisition. Dilutive securities for the nine months ended November 30, 2000 consisted of 252,243 dilutive stock options and 67,473 contingently issuable shares. Dilutive securities for the three months ended November 30, 1999 consisted of 596,033 dilutive stock options and 25,757 shares that were contingently issuable. Dilutive securities for the nine months ended November 30, 1999 consisted of 839,109 dilutive stock options and 85,977 contingently issuable shares of common stock. At November 30, 2000 and November 30, 1999, 4,339,762 and 3,740,112 stock options, respectively, were excluded from the diluted earnings per share calculation, since to include them would have been anti-dilutive.

Note 4 - Included in other income for the three-month and nine-month periods ended November 30, 2000 and November 30, 1999 are income and losses related to marketable securities. For the three months and nine months ended November 30, 2000 the Company recognized net gains of $14,000 and $73,000, respectively, from sales of and changes in the market value of marketable securities. For the nine months ended November 30, 2000, the Company realized $625,000 in proceeds from sales of marketable securities. For the nine months ended November 30, 2000, the Company realized $14,000 in net gains from sales of marketable securities and recognized $59,000 in gains from changes in market values of marketable securities. Included in other income for the three months and nine months ended November 30, 1999 are $763,000 and $6,303,000, respectively, in net gains from the sale of and changes in values of marketable securities. For the nine months ended November 30, 1999 the Company realized $6,263,000 in net gains from sales of marketable securities and $40,000 in net unrealized gains from changes in the values of marketable securities.

Note 5 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of November 30, 2000, the Company had repurchased 1,108,604 shares of its common stock under this resolution at a total cost of $7,558,000. Between December 1, 2000 and January 15, 2001, the Company repurchased 233,827 additional shares at a total cost of $1,141,000.

Note 6 - On March 14, 2000 the Company acquired a 55 percent ownership interest in Tactica International, Inc. (Tactica) for $2,500,000. The Company used the purchase method of accounting to record the acquisition of Tactica and recorded goodwill of $6,170,000. That goodwill will be amortized over a 30-year period. The results of Tactica's operations from the acquisition date through November 30, 2000 and Tactica's financial position at that date are included in the Company's condensed consolidated financial statements. Tactica's net sales and results of operations for the three months ended November 30, 2000 were $8,293,000 and a net loss of $2,108,000, respectively. For the nine-month period ended November 30, 2000, Tactica's net sales were $17,533,000 and its net loss was $4,120,000.

         As of the date of the acquisition, Tactica had an accumulated deficit of approximately $6,666,000. The Company has classified the minority interest in deficit related to this acquisition as a reduction in stockholders' equity. The Company will record in its results of operations 100 percent of the earnings (or losses) of Tactica until such time as the minority interest in deficit has been satisfied.

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

Note 7 - During the fourth quarter of fiscal 2000, the Company recorded a charge related to the discontinuance of certain products. Included as part of that charge was a provision for certain contractual obligations in connection with a license for a product that had been discontinued. In December 2000, the Company entered into a transaction that resulted in agreements that terminated that license and released the Company from the related obligations. As part of the same transaction, the Company also obtained favorable amendments to licenses for other products. The amendments reduce royalties for products covered by one license and reduce minimum sales levels that must be achieved under another license. In exchange for the license termination, the associated release of liability, and all license amendments, the Company paid the licensor $4,650,000.

Note 8 - During the third quarter, the Company renewed its primary line of credit, which expired July 31, 2000. This line facilitates short-term borrowings and the issuance of letters of credit, allows borrowings totaling $10,000,000, charges interest at the LIBOR rate plus a percentage that varies based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), and expires July 31, 2001. At January 15, 2001, the interest rate charged under this line of credit was 8.62 percent. This line of credit also allows for the issuance of letters of credit up to $3,000,000. Any outstanding letters of credit reduce the $10,000,000 maximum borrowing limit on this line of credit on a dollar-for-dollar basis. The Company has an additional line of credit with a different lender, specifically for the issuance of letters of credit. That line of credit allows up to $4,000,000 in letters of credit to be outstanding at any one time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended November 30, 2000

Our third quarter net sales increased $29,505,000, or 32.9 percent, to $119,106,000 for the three months ended November 30, 2000, compared to $89,601,000 for the three months ended November 30, 1999. Sales of a new line of hair clippers under the Sunbeam(R) brand, introductions of new quiet hair dryers and a new line of hair care appliances that use halogen technology, and higher international sales played significant roles in third quarter sales growth. Third quarter sales by Tactica International Inc. (Tactica), a subsidiary in which we acquired a 55 percent interest in fiscal 2001, also contributed to the sales increase.

Gross profit as a percentage of sales increased to 38.1 percent for the three months ended November 30, 2000, compared to 37.6 percent for the quarter ended November 30, 1999. Excluding Tactica sales, gross profit as a percentage of sales was 36.6 percent for the quarter ended November 30, 2000. The slight decrease in gross profit as a percentage of sales, excluding Tactica, is due to changes in the mix of products sold.

Third quarter fiscal 2001 selling, general and administrative expense as a percentage of sales was 28.8 percent, compared to 28.7 percent for the third quarter of fiscal 2000. Excluding Tactica's operations, selling, general, and administrative expenses for the three-month period ended November 30, 2000 were
24.9 percent of sales. A steady level of fixed expenses, when Tactica is excluded, combined with increased sales, played a significant role in the reduction of selling, general, and administrative expenses as a percentage of sales.

Interest expense decreased to $984,000 for the quarter ended November 30, 2000, versus $1,122,000 for the same period a year earlier. The primary reason for the decrease is interest that we incurred last year on borrowings under a line of credit. During the quarter ended November 30, 2000, we had no such borrowings outstanding.

Income tax expense was 24.2 percent of pre-tax income for the quarter ended November 30, 2000, compared to 17.9 percent for the quarter ended November 30, 1999. The higher tax rate was due primarily to the fact that we recorded no tax benefit on the losses of Tactica for the quarter. Additionally, the tax rate in the same period last year was lower due to the tax treatment of investment income.

Nine Months Ended November 30, 2000

Net sales for the nine months ended November 30, 2000 increased to $283,450,000 from $233,310,000 for the same period last year, a 21.5 percent increase. Our introduction of new products, including new quiet hair dryers, hair care appliances that use halogen technology, and the new line of Sunbeam(R) hair clippers, accounted for a significant portion of the sales growth for the first nine months of fiscal 2001. Increased international sales, together with Tactica's sales also contributed to our sales increase.

Gross profit as a percentage of sales for the nine months ended November 30, 2000 was 38.5 percent; a level comparable to the 38.4 percent gross margin for the nine months ended November 30, 1999. When the effects of Tactica sales are removed, the Company's gross profit as a percentage of sales for the first nine months of fiscal 2001 was 36.9 percent. The decrease, after the exclusion of Tactica sales, is due to changes in the mix of products sold.

Selling, general and administrative expenses as a percentage of sales increased to 31.9 percent for the nine months ended November 30, 2000, compared to 30.2 percent for the same period in the prior year. Excluding Tactica's operations, selling, general, and administrative expenses as a percentage of sales for the nine-month period were 28.0 percent, with the drop largely due to comparable levels of fixed expenses and increased sales, compared to the same period the prior year.

Year-to-date interest expense for the first three quarters of fiscal 2001 increased to $3,004,000, from $2,503,000 for fiscal 2000. The increase is due to the fact that we capitalized interest on construction of our corporate headquarters during the first two quarters of fiscal 2000, resulting in lower interest expense for that year.

Other income for the nine months ended November 30, 2000 totaled $1,181,000, compared to $6,854,000 for the nine months ended November 30, 1999. Decreased income from marketable securities produced most of the change in other income. Other income for the nine months ended November 30, 2000 included $73,000 of net gains related to marketable securities, compared to $6,603,000 of such gains for the same period a year earlier.

Income tax expense was 17.7 percent of pre-tax income for the nine months ended November 30, 2000, versus 14.7 percent for the first three quarters of the previous fiscal year. The tax benefit recorded in connection with Tactica's net loss for the first six months of fiscal 2001 reduced our effective tax rate. As noted in the discussion of the three-month period ended November 30, 2000, we did not record tax benefit on Tactica's net loss for the third quarter of fiscal 2001. Additionally, the tax treatment of investment income over the nine months ended November 30, 1999 reduced our tax rate for that period.

Liquidity and Capital Resources

Our working capital and current ratio were $153,264,000 and 3.8, respectively, at November 30, 2000, compared to $154,395,000 and 4.9, respectively, at February 29, 2000. The Company's cash and cash equivalents balances decreased to $1,504,000 at November 30, 2000, from $34,265,000 at February 29, 2000.
Increases in accounts receivable, in addition to capital and license expenditures, the Tactica transaction, and repurchases of our common stock, represented the primary uses of cash during the first nine months of fiscal 2001. Earnings and increases in accounts payable partially offset these uses of cash.

During the third quarter, we renewed our primary line of credit, which expired July 31, 2000. This line of credit facilitates short-term borrowings and the issuance of letters of credit, allows borrowings totaling $10,000,000, charges interest at the LIBOR rate plus a percentage that varies based on our earnings before interest, taxes, depreciation and amortization (EBITDA), and expires July 31, 2001. At January 15, 2001, the interest rate charged under the new line of credit was 8.62 percent. The new line of credit allows for the issuance of letters of credit up to $3,000,000. Any outstanding letters of credit reduce the $10,000,000 maximum borrowing limit on this line of credit on a dollar-for-dollar basis. At January 15, 2001, borrowings under this line of credit totaled $4,000,000 and there were no outstanding letters of credit under this facility.

The Company has an additional line of credit with a different lender, specifically for the issuance of letters of credit. That line allows up to $4,000,000 in letters of credit to be outstanding at any one time. As of January 15, 2001, outstanding letters of credit under this facility were $2,651,000.

We believe that our cash flow and existing credit facilities are adequate to finance growth and to fund our ongoing liquidity needs for the foreseeable future.

Common Stock Repurchase

On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of November 30, 2000, the Company had repurchased 1,108,604 shares of its common stock under this resolution at a total cost of $7,558,000. Between December 1, 2000 and January 15, 2001, the Company repurchased 233,827 additional shares at a total cost of $1,141,000.

Subsequent Event

During the fourth quarter of fiscal 2000, the Company recorded a charge related to the discontinuance of certain products. Included as part of that charge was a provision for certain contractual obligations in connection with a license for a product that had been discontinued. In December 2000, we entered into a favorable transaction that resulted in agreements that terminated that license and released us from the related obligations. As part of the same transaction, we also obtained favorable amendments to licenses for other products. The amendments reduce royalties for products covered by one license and reduce minimum sales levels that we must achieve under another license. In exchange for the license termination, the associated release of liability, and all license amendments, we paid the licensor $4,650,000.

Information Relating to Forward-looking Statements

This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with new products and new product lines, (7) risks associated with operating in foreign jurisdictions, (8) worldwide and domestic economic conditions, (9) the impact of current and future laws, including tax laws and litigation, (10) uninsured losses, (11) reliance on computer systems, (12) management's reliance on the representations of third parties, (13) risks associated with new business ventures and acquisitions, (14) risks associated with investments in equity securities, and (15) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

        On October 6, 2000, the Company filed a report on Form 8-K in connection with the public announcement of its second quarter fiscal 2001 earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 HELEN OF TROY LIMITED
                                                 -------------------------------
                                                 (Registrant)



Date January 16, 2001                            /s/ Gerald J. Rubin
     ----------------                            -------------------------------
                                                 Gerald J. Rubin
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date January 16, 2001                            /s/ Russell Gibson
     ----------------                            -------------------------------
                                                 Russell Gibson
                                                 Senior Vice-President, Finance,
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)