Form 10-K405
period 2001-02-28
HELEN OF TROY LTD
filed 2001-05-29
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                   For the fiscal year ended February 28, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 18, 2001 was $227,623,471.

         As of May 18, 2001 there were 28,065,526 shares of Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on February 28, 2001, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and
                 Exchange Commission as part of this Form 10-K.

                           Index to Exhibits - Page 54

                                TABLE OF CONTENTS



                                                                                                       PAGE


PART I        Item 1.      Business                                                                      1
              Item 2.      Properties                                                                    6
              Item 3.      Legal Proceedings                                                             7
              Item 4.      Submission of Matters to a Vote of  Security Holders                          8
--------------------------------------------------------------------------------------------------------------

PART II       Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                           9
              Item 6.      Selected Financial Data                                                      11
              Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          13
              Item 8.      Financial Statements and Supplementary Data                                  21
              Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          48
--------------------------------------------------------------------------------------------------------------

PART III      Item 10.     Directors and Executive Officers of the Registrant                           48
              Item 11.     Executive Compensation                                                       48
              Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                               48
              Item 13.     Certain Relationships and Related Transactions                               48
--------------------------------------------------------------------------------------------------------------

PART IV       Item 14.     Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K                                                                  49
                           Signatures                                                                   52
--------------------------------------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Registrant was incorporated as Helen of Troy Corporation in Texas in 1968. The Registrant reincorporated as Helen of Troy Limited in Bermuda on February 16, 1994. Unless the context requires otherwise, references to the "Company" or to "Helen of Troy" refer to Helen of Troy Limited and its subsidiaries.

         Helen of Troy designs, develops and sells a variety of personal care and comfort products under trademarks licensed from third parties, as well as under trademarks that it owns. The Company outsources the manufacture of its products to third parties and sells most of its products to mass merchandisers, drug chains, warehouse clubs, grocery stores, beauty supply retailers and wholesalers in the United States and other countries.

         Products bearing licensed trademarks include those sold under the trademarks of Vidal Sassoon, licensed from Procter & Gamble Co.; Revlon(R), licensed from Revlon Consumer Products Corporation; Dr. Scholl's(R), licensed from Schering-Plough HealthCare Products, Inc.; Scholl(R) (in areas other than North America), licensed from Scholl Limited; Barbie(R), licensed from Mattel, Inc.; and Sunbeam(R), licensed from Sunbeam Products, Inc. Trademarks owned by the Company include Helen of Troy(R), Salon Edition(R), Hot Tools(R), Ecstasy(R), Gold Series(R), Hotspa(R), Gallery Series(R), Wigo(R), Caruso, Dazey(R), Lady Dazey(R), Carel(R), Lady Carel(R), Sable(R), Karina(R), Kurl*Mi(R), Detangle*Mi(R), Heat*Mi(R), DCNL, IGIA(R), and Epil-stop(R).

PRODUCTS

         Helen of Troy designs, develops and sells a full line of personal care and comfort products. The Company's products include hair dryers, curling irons, hot air brushes, brush irons, home hair clippers and trimmers, lighted mirrors, hairsetters, foot baths, body massagers, paraffin baths, hairbrushes, combs and hair accessories.

         The Company's hand-held hair dryers sell under the trademarks Vidal Sassoon, Revlon(R), Sunbeam(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R), Ecstasy(R), Gold Series(R), Gallery Series(R), Wigo(R), and Sable(R). Hard and soft-bonnet hair dryers are sold under the Dazey(R), Lady Dazey(R), Carel(R) and Hot Tools(R) trademarks. The Company sells curling irons, hot air brushes and brush irons under trademarks that include Vidal Sassoon, Revlon(R), Sunbeam(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R), Gold Series(R), Gallery Series(R) Ecstasy(R), Wigo(R), and Sable(R). Helen of Troy's hairsetters bear the Vidal Sassoon, Revlon(R) and Caruso trademarks. The Company's hair clippers sell under the Sunbeam(R) trademark. The Company also sells foot baths, foot massagers and body massagers under the Dr. Scholl's(R), Scholl(R), Carel(R) and Hotspa(R) trademarks. Helen of Troy sells paraffin baths and other skin care appliances under the Revlon(R), and Hotspa(R) trade names. Helen of Troy sells hair styling implements such as brushes and combs under brand names including Vidal Sassoon, Revlon(R), Detangle*Mi(R), Kurl*Mi(R), Ecstasy(R), and Altesse. The Company sells utility and decorative hair accessories under trade names that include Vidal Sassoon, Karina(R), Nandi and Sweet Things(R). Helen of Troy's utility hair accessories include rollers, bobby pins, hair clips, hair nets, and shower caps. Decorative hair accessories sold by the Company include ponytailers, barrettes, headbands, and decorative clips.

         In March 2000 the Company expanded its product lines through its acquisition of a 55 percent interest in Tactica International, Inc. ("Tactica"). Tactica sells, principally under the IGIA(R) and Epil-stop(R) trade names, personal care items, including hair dryers, paraffin baths and depilatories, as well as a number of other consumer items.

         The Company continues to develop new products and enhance existing products in order to maintain and improve its position in the personal care and comfort product market. The Company's marketing and engineering departments develop new products, at times employing the assistance of independent consulting firms. Significant product additions during fiscal 2001 included new quiet hair dryers, hair care appliances that use halogen technology and a line of paraffin wax and other skin care appliances. In addition to internal product development, the Company expanded its product lines through the acquisition in December 1999 of the Sunbeam trademark for hair care appliances. In January 2000 the Company further expanded its product lines through the acquisition of a license from Sunbeam Products, Inc. to design, develop and sell human hair clippers and trimmers under the Sunbeam(R) trade name. At the same time Sunbeam Products, Inc. granted Helen of Troy a license to sell the same products under the Oster(R) trade name for a transitional period.

SALES AND MARKETING

         Helen of Troy markets its products primarily within the United States of America. Sales within the United States comprised 89 percent of total sales in fiscal 2001, 88 percent of total sales in fiscal 2000 and 92 percent of total sales in fiscal 1999. The Company sells its products primarily through mass merchandisers, drug chains, warehouse clubs, grocery stores and beauty supply retailers and wholesalers. The Company markets its products in the United States through approximately 100 manufacturers' representative organizations, beauty and barber supply representative organizations and through its own sales staff.

         Products sold under the Vidal Sassoon, Revlon(R), and Scholl's(R) trademarks comprise most of the Company's international sales. The Company sells products under the Vidal Sassoon trademark in various countries in Western Europe and under the Revlon(R) trademark worldwide, except in Western Europe. Products are sold internationally under the Scholl(R) trademark. Wigo(R) professional hair care appliances are also marketed worldwide. The Company is licensed to sell various other products outside of the United States. The Company's products are sold outside of the United States through mass merchandisers, chain drug stores, catalogs, grocery stores and beauty supply retailers and wholesalers. Internationally, the Company markets its products through manufacturers' representative organizations, independent distributors, and its own sales staff.

         Helen of Troy's licensors promote many of the brand names under which the Company sells products. Revlon Consumer Products Corporation engages in extensive national advertising of its beauty care products. The Proctor & Gamble Company actively markets the Vidal Sassoon name. The Dr. Scholl's(R) and Sunbeam(R) trademarks are widely recognized, because of advertising and the sale of a variety of products. Helen of Troy benefits from the name recognition associated with the Vidal Sassoon, Revlon(R), Sunbeam(R) and Dr. Scholl's(R) trademarks and further improves the name recognition and perceived quality of all the trademarks under which it sells products through its own advertising and product development efforts. The Company promotes its products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.

         Tactica, a 55 percent owned subsidiary of the Company, markets its products principally through direct distribution to consumers using extensive television and print advertising. It also sells to major mass merchandisers, drug store chains, and specialty stores.

MANUFACTURING AND DISTRIBUTION

         The Company contracts with unaffiliated manufacturers in the Far East, primarily in the Peoples' Republic of China (the "PRC"), Thailand, Taiwan and South Korea, to manufacture most of its products. The Company purchases a small percentage of its products from third party manufacturers in North America and Europe. Third party manufacturers use molds and certain other tooling, most of which are owned by Helen of Troy, in manufacturing the Company's products. The Company employs numerous technical and quality control persons to monitor the quality of its products. Most of the Company's products are subject to customs duties. The vast majority of the Company's products are imported into the United States, the United Kingdom, Canada, or The Netherlands.

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

         The Company's products that are sold in North America and manufactured in the Far East are shipped to the West Coast of the United States and the West Coast of Canada. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Memphis, Tennessee; and Toronto, Canada or directly to customers. The Company ships substantially all of its products sold to North American customers from these warehouses by ground transportation services. Products sold throughout the rest of the world are shipped from manufacturers, primarily in the Far East, to warehouses that the Company rents in Veenendaal, The Netherlands and Nottinghamshire, the United Kingdom, or directly to customers. Products stored at the warehouses in The Netherlands and the United Kingdom are shipped from those warehouses to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS AND PATENTS

         Helen of Troy is materially dependent upon the continued use of trademarks acquired under various license agreements and in particular the Vidal Sassoon and Revlon(R) trademarks. All of the license agreements under which Helen of Troy sells or intends to sell products with trademarks owned by other entities require approval form the various licensors prior to the Company's introduction of new products under those trademarks. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures.

         License agreements with Procter & Gamble ("P&G") allow Helen of Troy to sell certain products using the Vidal Sassoon trademark in the United States and Canada. Products covered by these licenses include hair dryers, curling irons, brush irons, hairsetters, lighted mirrors, brushes, combs and hair care accessories in the United States and Canada. The Company is also licensed to sell the above categories of Vidal Sassoon products in Western Europe and Mexico.

         Under licenses from Revlon Consumer Products Corporation, Helen of Troy uses the Revlon(R) trademark worldwide, except in Western Europe, on electric hair care appliances, brushes, combs, lighted mirrors, personal spa products, and battery-operated and electric women's shavers.

         The Company sells foot baths, foot massagers, hydro massagers, and body massagers bearing the Dr. Scholl's(R) trademark in the United States and Canada, under a license from Schering-Plough HealthCare Products, Inc. The Company also sells these products bearing the Scholl(R) trademark in other areas of the world through a license from Scholl Limited.

         The Company entered into a license agreement with Mattel, Inc. in 1999. Under this license agreement, the Company develops and markets hair dryers, hair brushes, combs, accessories and combination packs in the United States and Canada under the Barbie(R) trademark.

         In December 1999, the Company entered into a license agreement with Sunbeam Products, Inc. to develop, market and distribute hair dryers and curling irons, hairsetters, styling products and hot air brushes under the Sunbeam trade name in the United States and Canada. In January 2000 the Company acquired a license from Sunbeam Products to design, develop and sell human hair clippers and trimmers under the Sunbeam(R) trade name. At the same time Sunbeam Products granted Helen of Troy a license to sell the same products under the Oster(R) trade name for a transitional period.

         Although Helen of Troy has filed or obtained licenses for design and utility patents in the United States and several foreign countries, the Company does not believe that any particular patent or patent license is materially important to its business.

INVESTMENT IN TACTICA INTERNATIONAL, INC.

         On March 14, 2000 the Company acquired a 55 percent ownership interest in Tactica International, Inc. ("Tactica") for $2,500,000. The Company also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000. Tactica designs, develops and sells a variety of personal care appliances, including hair dryers, depilatories, paraffin baths, and other consumer products which are sold directly to consumers and through the retail distribution channel. Tactica's primary trade names are IGIA(R) and Epil-stop(R). Under the IGIA(R) trade name, Tactica produces a line of hair care products utilizing ion technology, including the IGIA Ion-Aire hairdryer. The Therma-Spa Paraffin Bath and the patented Touch `N' Go Hair Removal System are also marketed under the IGIA(R) trade name. Products marketed under the Epil-stop(R) trade names include a variety of topical products for hair removal. To create product awareness and interest, Tactica uses television infomercials and direct response marketing extensively.

         Tactica typically operates at higher gross profit margins than Helen of Troy's other operating segments, but also has higher operating expenses because of the high level of television and print advertising necessary to Tactica's business. In addition, many of the products developed and marketed by Tactica are trend-oriented and usually have shorter product lives than Helen of Troy's other products. Accordingly, the ability of Tactica to achieve consistent sales levels is dependent upon the continued development of new products, advertising effectiveness, and ultimate product acceptance by the consumer.

RELIANCE ON ONE CUSTOMER

         Sales to Wal-Mart Stores, Inc., and one of its affiliates, accounted for approximately 23 percent of the Company's net sales in fiscal 2001. Sales to that same customer comprised 26 percent and 29 percent of net sales in fiscal 2000 and in fiscal 1999, respectively.

ORDER BACKLOG

         There was no significant backlog of orders at February 28, 2001.

COMPETITIVE CONDITIONS

         The Company encounters significant levels of competition with respect to all of its products. Product pricing, performance, packaging and availability, as well as brand name recognition, affect competition in the market for personal care and comfort products. The Company's primary competitors include The Conair Corporation; Applica Incorporated; Remington Products Company; Goody Products, Inc., a division of Newell Rubbermaid Inc.; Homedics-USA, Inc.; and The New L & N Marketing and Sales Corporation. These competitors possess known brand names and significant resources.

SEASONALITY

         The Company's business is somewhat seasonal. Sales in the Company's fiscal second and third quarters, combined, accounted for 57 percent, 54 percent and 55 percent of total sales in fiscal 2001, 2000 and 1999, respectively. As a result of the seasonality of sales, the Company's working capital needs fluctuate during the year.

REGULATION


         Electrical products sold by the Company must meet the safety standards imposed in various national, state, local and provincial jurisdictions. The Company's electrical products sold in the United States are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.

EMPLOYEES

         The Company employs 558 full-time employees in the United States, Hong Kong and Europe, of which 186 are marketing and sales employees, 125 are distribution employees, 54 are engineering and development employees and 193 are administrative personnel. Included in these totals are 39 employees of Tactica, a subsidiary in which the company owns a 55 percent interest. Tactica employs 31 administrative and 8 sales and marketing personnel. None of the Company's employees are covered by any collective bargaining agreement. The Company has never experienced a work stoppage and believes it has satisfactory working relations with its employees.

RISK FACTORS

         Dependence Upon Licenses and Trademarks. A substantial portion of the Company's sales revenue is derived from sales of products under licensed trademarks. As a result, the Company is materially dependent upon the continued use of such trademarks, particularly the Vidal Sassoon and Revlon(R) trademarks. Actions taken by licensors and other third parties could diminish greatly the value to the Company of any of the licensed trademarks. If the Company were unable to sell products under these licensed trademarks the effect on the Company's business, financial condition and results of operations could be both negative and material.

         Reliance Upon Certain Customers. The Company is dependent on certain of its principal customers. Wal-Mart Stores, Inc., and one of its affiliates, accounted for approximately 23 percent of the Company's net sales in fiscal 2001. The Company's top three customers accounted for approximately 37 percent of fiscal 2001 net sales. Although the Company has long-standing relationships with its major customers, no contracts require these customers to buy from the Company. A substantial decrease in sales to any of its major customers would have a material adverse effect on the Company's business, financial condition and results of operations.

         U.S. and Worldwide Economic Conditions. Consumer spending patterns in the United States and abroad, as well as other domestic and worldwide economic factors that affect the Company's customers and suppliers, play important roles in the Company's operations. Consequently, adverse changes in economic conditions that affect consumer spending or worldwide economic conditions could have a material negative effect on the Company's business, financial condition, and results of operations.

         Competition. The personal care and comfort products industry is extremely competitive. Competition is based upon price and quality, as well as brand name recognition, innovation in the design of new products and replacement models, and in marketing and distribution approaches. The Company competes with domestic and international companies, some of which have substantially greater financial and other resources than those of the Company. The Company believes that its ability to produce reliable products that incorporate developments in technology and satisfy consumer tastes with respect to style and design, as well as its ability to market a broad offering of products in each applicable category at competitive prices, are keys to its future success. No assurance can be given that the Company will be able to successfully compete on the basis of these factors in the future.

         International Manufacturing and Operations. All of the Company's products are manufactured by unaffiliated third party companies, most of which are in the People's Republic of China. Risks associated with such foreign manufacturing include changing international political relations, changes in customs duties and other trade barriers, changes in shipping costs, currency exchange fluctuations, local political unrest, and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected the Company's production in the Far East; however, any change that impairs the Company's ability to obtain products from such manufacturers, or to obtain products at marketable rates, could have a material negative effect on the Company's business, financial condition and results of operations.

         Newly-Acquired Product Lines and Subsidiaries. The Company's business plan includes a commitment to growth through the acquisition of new product lines and businesses. The Company may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names involves a financial commitment by the Company. In case of an acquisition such commitments are usually in the form of either cash or stock consideration. In the case of a new license such commitments are usually in the form of prepaid royalties and future minimum royalty payments. While the Company's strategy is to acquire businesses and to develop products that will contribute positively to its earnings, there is no guarantee of such results. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities. Each of these factors could result in a newly acquired business or product line having a material negative impact on the Company's business, financial condition and results of operations.

         Inventory. Because of Helen of Troy's reliance on manufacturers in the Far East, the Company's production lead times are relatively long. Therefore, the Company must commit to production in advance of customer orders. If Helen of Troy fails to forecast customer or consumer demand accurately the Company may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on the Company's business by increasing the amount of inventory and the cost of warehousing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult for the Company. Any of these results could have a material adverse effect on the Company's business, financial condition and result of operations.

         Taxes. Currently, Helen of Troy benefits from an international corporate structure that provides for relatively low tax rates on a consolidated basis. If the Company were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company's business or profitability. In addition, the Company's position on various tax matters may be challenged, as is the case with the Hong Kong Inland Revenue Department matter discussed in "Item 3. Legal Proceedings." Furthermore, critical to the favorable U.S. tax treatment of the Company's earnings is its ability to maintain its position that the parent company and/or its significant foreign owned subsidiaries are not deemed to be Controlled Foreign Corporations (as defined under the United States Internal Revenue Code). A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10% or more of the stock) together own more than 50% of the stock in such corporation. If a change of control of the Company or any of its significant foreign subsidiaries were to occur such that one or more of those subsidiaries became Controlled Foreign Corporations, such a change could have a material negative effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

         The Company owns a 135,000 square foot office building in El Paso, Texas that houses its worldwide headquarters. The Company's main warehouse in El Paso, Texas totals 408,000 square feet and is adjacent to the headquarters building. The two buildings are located on a 50-acre plot of land owned by the Company. In addition the Company leases 108,000 square feet of warehouse space in El Paso, Texas.

         The Company also owns 22 acres of land in El Paso, Texas, near the 50 acres on which the warehouse and corporate headquarters are located. The Company is holding this land for future business use.

         A subsidiary located in Hong Kong leases approximately 26,500 square feet of office space. Prior to fiscal 1996 this subsidiary was headquartered in approximately 12,000 square feet of office space that was acquired by condominium ownership. In fiscal 1998 the Company leased that office space to a third party. The Company also leases various administrative and sales offices in the United States, the United Kingdom, Germany, Canada and France.

         The Company leases warehouse space in public warehouses located in Memphis, Tennessee; Veenendaal, The Netherlands; Nottinghamshire, the United Kingdom; Toronto, Canada; Montevideo, Uruguay; and Hong Kong.

         The Company also owns its former headquarters, which consists of an office building with approximately 40,000 square feet, situated on approximately one acre of land in El Paso, Texas. Additionally, the Company owns and maintains 12,000 square feet of warehouse space on a 62,000 square foot lot adjacent to the former headquarters building. The Company is holding these properties for sale.

ITEM 3. LEGAL PROCEEDINGS

         The Inland Revenue Department ("the IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail, the resulting tax liability could range from $5,600,000 to $29,000,000 (U.S.) for the period from fiscal 1990 through fiscal 2001. In connection with the IRD's assertion the Company purchased $5,750,000 (U.S.) in tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.

         In October 1999 a demand for arbitration with the American Arbitration Association was filed by the former shareholders of DCNL, Inc., an entity acquired by the Company in October 1998. The demand alleged among other things, that the Company and certain executive officers breached the October 16, 1998 Merger Agreement between DCNL California and the Company regarding the redemption of certain contingent value rights and the calculation of earnout payments. The full settlement of this matter in February 2001 did not have a material adverse effect on the Company's financial results.

       In fiscal 2001, The Schawbel Corporation ("Schawbel"), the supplier of the Company's butane hair care products, notified the Company that it was terminating the supply and distribution agreement the parties executed in September of 1998 (the "Distribution Agreement"). Schawbel considered Helen of Troy to be in default of the Distribution Agreement because of the Company's failure to meet certain minimum sales requirements. During fiscal 2001 the Company sold $2,399,000 (approximately 0.7 percent of the Company's consolidated sales) of products purchased from Schawbel. In the fourth quarter of fiscal 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under the Distribution Agreement. Subsequent to the Company's fiscal 2001 year, it reached a settlement with Schawbel formally terminating the Distribution Agreement. In addition, the settlement grants the Company the right to sell all of its remaining $3,061,000 of inventory purchased under the Distribution Agreement.

       In a related matter, in September 1999, Schawbel commenced litigation in the United States District Court for the District of Massachusetts against The Conair Corporation ("Conair"), the predecessor distributor to Helen of Troy for Schawbel's butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel's termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day "sell-off" period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. In November 2000, the Massachusetts court granted Schawbel its request for preliminary injunction, and ordered that Conair cease selling all allegedly infringing products. On March 7, 2001, Helen of Troy sought leave from the Massachusetts court to intervene as a plaintiff in the action and to assert claims against Conair similar to the claims raised by Schawbel. Helen of Troy also is seeking to recover damages in excess of $10 million, arising from the Company's inability to meet minimums under the Distribution Agreement and subsequent termination by Schawbel. In an order dated April 11, 2001, the Massachusetts court granted Helen of Troy's motion to intervene and Helen of Troy subsequently served its complaint on Conair. On May 11, 2001 Conair responded by filing a motion to dismiss the Company's claim, and serving on Helen of Troy a counterclaim alleging that Helen of Troy conspired with Schawbel to unlawfully terminate Conair's distribution agreement with Schawbel, and to disparage Conair's reputation in the industry, and seeking $15 million in damages. Although the ultimate outcome of the matter cannot be predicted, the Company contends that there is no basis to Conair's attempts to dismiss Helen of Troy's claims, and that Conair's counterclaims lack validity. The Company intends to pursue vigorously its claims and defense in the litigation.

         The Company is involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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



                                               High                  Low
                                               ----                  ---
         FISCAL 2001
               First quarter                   7.875                6.188
               Second quarter                  6.938                4.750
               Third quarter                   7.500                4.000
               Fourth quarter                  7.063                4.000

         FISCAL 2000
               First quarter                  16.500               10.313
               Second quarter                 20.000               13.375
               Third quarter                  14.375                7.250
               Fourth quarter                 10.688                7.000


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The Company had one class of equity security outstanding at February 28, 2001, Common Stock with a par value of $0.10. As of May 7, 2001, there were 461 holders of record of the Company's Common Stock. Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

         The Board of Directors' current policy is to retain earnings to provide funds for the operation and expansion of the Company's business and for potential acquisitions. The Company has not paid any cash dividends on its Common Stock since inception. The Company's current intention is to pay no cash dividends in fiscal 2002. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by the Board of Directors.

SHAREHOLDER RIGHTS PLAN

         Under the terms of a Shareholder Rights Plan approved by the Board of Directors on December 1, 1998 the Board of Directors declared, on that date, a dividend of one preference share right ("Right") for each outstanding share of Common Stock. The dividend, which was payable to shareholders of record on December 15, 1998, resulted in no cash payment by the Company, created no liability on the part of the Company and did not change the number of shares of Common Stock outstanding.

         Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A First Preference Shares ("Preference Shares"), par value $1.00, at a price of $100 per one one-thousandth of a Preference Share. One one-thousandth of a Preference Share would have voting rights essentially equivalent to those associated with one share of Common Stock. Should certain persons or groups of affiliated persons acquire more than 15% of the Company's outstanding Common Stock, they would become an "Acquiring Person." At that time, the Board may distribute Rights that are separable from the Common Stock (on the "Distribution Date") and may adjust the price of a Preference Share. The Rights are not exercisable and are inseparable from the Common Stock until the Distribution Date. The Rights associated with an Acquiring Person's shares of Common Stock would not be exercisable. The rights have certain anti-takeover effects and could cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. However, the Rights should not interfere with any merger or other business combination approved by the Board of Directors.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In September and October 1998, the Company issued 691,760 and 350,000 shares of Common Stock, respectively, in connection with the acquisition of Karina, Inc. and DCNL, Inc. The Company also issued 350,000 contingent value rights to the former shareholders of DCNL, Inc. in October 1998, in connection with the acquisition of that company. The former shareholders of DCNL, Inc. received 154,544 shares of Common Stock when the contingent value rights that they held were redeemed.

         The shares of Common Stock were issued to the former shareholders of Karina, Inc. and DCNL, Inc. in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3, which included 691,760 shares of Common Stock issued in September 1998, was declared effective by the Securities and Exchange Commission on October 21, 1998. Additionally, a registration statement on Form S-3, which included 350,000 shares of Common Stock and 350,000 shares of Common Stock issuable upon exercise or redemption of contingent value rights issued in October 1998, was declared effective by the Securities and Exchange Commission on December 2, 1998. Of the 350,000 shares of Common Stock issuable upon exercise or redemption of the contingent value rights, 154,544 were ultimately issued.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial information set forth below has been summarized from the Company's Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data." All currency amounts in this document are denominated in U.S. dollars.

                    Twelve Months Ended Last Day of February
                    (in thousands, except per share amounts)


                                 2001  (1)       2000         1999           1998         1997
                                ---------     ---------     ---------     ---------     ---------
Statements of Income Data
Net Sales                       $ 361,398       299,513       294,487       248,098       213,035

Cost of sales                     220,530       185,685 (2)   175,293       153,087       132,861
                                ---------     ---------     ---------     ---------     ---------
Gross Profit                      140,868       113,828       119,194        95,011        80,174

Selling, general and
  Administrative expenses         118,306       104,409 (2)    82,862        64,911        57,438
                                ---------     ---------     ---------     ---------     ---------

Operating income                   22,562         9,419        36,332        30,100        22,736

Interest expense                   (3,989)       (3,530)       (3,337)       (3,487)       (2,262)
Other income                        2,317  (3)    7,208 (3)     2,418         2,203         1,665
                                ---------     ---------     ---------     ---------     ---------

Earnings before income taxes       20,890        13,097        35,413        28,816        22,139

Income tax expense (benefit)        3,558           (14)        7,083         6,484         4,981
                                ---------     ---------     ---------     ---------     ---------

Net earnings                    $  17,332        13,111        28,330        22,332        17,158
                                =========     =========     =========     =========     =========

Per Share Data
   Basic                        $     .61           .45          1.00           .83           .66
   Diluted                      $     .60           .44           .96           .77           .62

Weighted average number of
  common shares outstanding:
     Basic                         28,420        29,053        28,279        26,856        26,078
     Diluted                       28,729        29,885        29,596        28,851        27,770

                              Last Day of February
                                 (in thousands)


                                     2001             2000            1999            1998            1997
                                  ------------    ------------    ------------    ------------    ------------

Balance Sheet Data:
     Working capital              $    157,809         154,395         150,940         154,294         111,937
     Total assets                      337,181         304,252         294,036         227,560         182,226
     Long-term debt                     55,000          55,000          55,450          55,450          40,450
     Stockholders' equity (4)     $    219,609         209,624         199,842         149,484         120,482

(1) Fiscal 2001 results include the results of Tactica, a subsidiary in which the Company acquired a 55 percent interest in March 2000.

(2) In fiscal 2000, the Company incurred $2,669,000 of charges to cost of goods sold and $8,725,000 of charges to selling, general and administrative expenses as a result of the discontinuance of its artificial nails product line. In fiscal 2000 the Company also incurred $770,000 of charges related to the restructuring and reorganization of several departments. See "Item 7
     - Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Year Ended February 29, 2000 versus Fiscal Year Ended February 28, 1999" for a further discussion of certain charges taken during the fourth quarter of fiscal 2000.

(3) Other income includes gains of approximately $1,400,000 in fiscal 2001 and $6,300,000 in fiscal 2000 from the sale and appreciation of marketable securities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of gains from marketable securities.

(4) In fiscal 2000 the Company repurchased 526,485 shares of common stock at a cost of $4,076,000. In fiscal 2001, the Company repurchased 815,946 shares of common stock at a cost of $4,623,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.


                            Relationship to Net Sales

                                   Fiscal Year


                                         2001              2000              1999
                                     ------------      ------------     ------------

Net sales                                   100.0%            100.0            100.0
Cost of sales                                61.0              62.0             59.5
                                     ------------      ------------     ------------
     Gross Profit                            39.0              38.0             40.5

Selling, general and
     administrative expenses                 32.7              34.9             28.2
                                     ------------      ------------     ------------
     Operating income                         6.3               3.1             12.3

Interest expense                             (1.1)             (1.1)            (1.1)
Other income, net                             0.6               2.4              0.8
                                     ------------      ------------     ------------

     Earnings before income taxes             5.8               4.4             12.0

Income taxes                                  1.0                --              2.4
                                     ------------      ------------     ------------


Net Earnings                                  4.8%              4.4              9.6
                                     ============      ============     ============

SEGMENTS

         The Company operates its business in three segments. The North American segment sells hair care and other personal care and comfort appliances, hairbrushes, combs, and utility and decorative hair accessories in the United States, Canada, and Mexico. The International segment sells the same categories of products in countries outside of North America.

         The third operating segment is Tactica. In March 2000, the Company acquired a 55 percent ownership interest in Tactica. The Company's consolidated results of operations include and will continue to include one hundred percent of Tactica's revenues and expenses until such time as the minority interest in Tactica's accumulated deficit is extinguished. Tactica operates at higher gross profit margins but has higher operating expenses because of the high level of television and print advertising necessary to the business. In addition, many of the products developed and marketed by Tactica are trend oriented and usually have shorter product lives. Accordingly, the ability of Tactica to achieve consistent sales levels is dependent upon the continued development of new products, effectiveness of the advertising and the ultimate product acceptance by the consumer.

         Sales by operating segment for fiscal 2001, 2000 and 1999 were as follows:



                                                                      % INCREASE
                               (IN THOUSANDS)                          (DECREASE)
                    ------------------------------------       -----------------------
                                                                2001 /         2000 /
SEGMENT               2001          2000          1999           2000           1999
                    --------      --------      --------       --------       --------
North American      $311,998       275,827       278,900             13%            (1)%
International         25,390        23,686        15,587              7             52
Tactica               24,010            --            --            n/a            n/a
                    --------      --------      --------       --------       --------
                    $361,398       299,513       294,487             21%             2%
                    --------      --------      --------       --------       --------

         Operating income (loss) by operating segment for fiscal 2001, 2000, and 1999 was as follows:


                                                                                            %INCREASE
                                          (IN THOUSANDS)                                    (DECREASE)
                       --------------------------------------------------        --------------------------------
                                                                                    2001 /               2000 /
SEGMENT                   2001                2000               1999                2000                 1999
                       ------------       ------------       ------------        ------------        ------------
North American         $     28,736              9,857             39,871                 192%                (75)%
International                    94                835               (641)                (89)                230
Tactica                      (4,629)                --                 --                  --                  --
Corporate / other            (1,639)            (1,273)            (2,898)                (29)                 56
                       ------------       ------------       ------------        ------------        ------------
                       $     22,562              9,419             36,332                 140%                (74)%
                       ------------       ------------       ------------        ------------        ------------

FISCAL YEAR ENDED FEBRUARY 28, 2001 VERSUS FISCAL YEAR ENDED FEBRUARY 29, 2000

  Sales

         Net sales for fiscal 2001 increased 20.7 percent or $61,885,000 compared to fiscal 2000. Increased North American sales and the addition of the sales of Tactica contributed most of the sales growth. Sales in the Company's International segment also grew. Excluding the sales of the newly-added Tactica segment, the Company achieved net sales growth of 12.6 percent in fiscal 2001.

         The increase in the Company's fiscal 2001 North American sales was largely due to the internal development of new products and sales of a new product line. The Company introduced new quiet hair dryers, a new line of halogen hair care appliances, and a new line of personal spa products, including paraffin baths, during fiscal 2001. Additionally, sales of home hair clippers and trimmers under the Sunbeam(R) and Oster(R) names helped the Company achieve increased sales in the North American segment during fiscal 2001. Fiscal 2001 was the first year in which the Company sold hair clippers and trimmers. Sales of certain brush, comb and accessory products declined in fiscal 2001, partially offsetting the sales growth produced by the segment's other products.

         North American segment sales include the Company's North American sales of artificial nails, which totaled $233,000 in fiscal 2001 and $394,000 in fiscal 2000. The Company discontinued production of artificial nails in fiscal 2000 and plans to sell its remaining inventory of this product line.

         The Company's sales in countries other than the United States, Canada, and Mexico comprise the business of its International segment. Higher sales in Latin America, particularly in Brazil, were the primary factor increasing International sales during fiscal 2001, relative to fiscal 2000. Sales in Germany and France also grew. The Company continues to work to penetrate these and other international markets.

         Tactica, a subsidiary of which Helen of Troy acquired 55 percent ownership during March 2000, accounted for $24,010,000 of the Company's fiscal 2001 sales growth. Tactica sells a number of personal care items, including a hair dryer that uses ion technology, depilatories, paraffin baths, and other consumer items. Tactica sells directly to consumers and to retailers.

  Gross profit

         Gross profit as a percentage of sales rose from 38.0 percent in fiscal 2000 to 39.0 percent in fiscal 2001. The sales of Tactica contributed significantly to the increase in gross profit. Tactica generates higher gross margins and incurs higher selling, general, and administrative expenses, as a percentage of its sales, compared to the Company's other sales. Additionally, gross profit for fiscal 2000 was reduced by a $2,669,000 pre-tax charge for the write-down of the Company's artificial nails inventory. The absence of such a charge in fiscal 2001 contributed to improved gross profit as a percentage of sales. Slightly lower gross margins on some of the Company's other North American and International products partially offset factors that increased margins.

  Selling, general, and administrative expenses

         Selling, general, and administrative expenses ("SG&A") as a percentage of sales decreased to 32.7 percent in fiscal 2001, from 34.9 percent in fiscal 2000. Excluding the newly-acquired Tactica segment, added in fiscal 2001, selling, general, and administrative expenses as a percentage of sales decreased from 34.9 percent in fiscal 2000 to 29.4 percent in fiscal 2001. Two factors accounted for a substantial portion of the overall decrease. First, because of fiscal 2001 sales growth, the Company's fixed expenses represented a smaller percentage of sales in fiscal 2001 than in fiscal 2000. Second, in fiscal 2000, the Company recognized $8,725,000 in pre-tax SG&A expenses related primarily to the discontinuance of its artificial nails business and also to other charges associated with strategic reorganizations of certain operations. In fiscal 2001, the Company recognized $2,457,000 in pre-tax charges due to the planned discontinuance of its butane hair care products and a $1,895,000 reduction in SG&A due to the settlement of a license obligation for which the Company accrued a liability in fiscal 2000. The charge for the discontinuance of the product line, combined with the benefit from the settlement of the license obligation resulted in a net $562,000 increase in fiscal 2001 SG&A, versus the $8,725,000 increase related to non-recurring charges in fiscal 2000.

         The selling, general, and administrative expenses of the Company's newly acquired Tactica operating segment partially offset the effects of the above-discussed factors. Tactica's business of selling directly to consumers requires relatively large amounts of television and print advertising. As a result, Tactica incurs higher SG&A expenses, as a percentage of sales, than the Company's other operating segments. Additionally, fiscal 2001 expenses associated with media advertising campaigns for some of the Company's new hair care appliances offset, in part, the factors that lowered SG&A as a percentage of overall sales.

  Operating income

         Operating income totaled $22,562,000 in fiscal 2001, an increase of $13,143,000 from $9,419,000 in fiscal 2000. Higher sales levels, along with the effects of non-recurring charges in fiscal 2000, resulted in higher operating income in fiscal 2001, versus fiscal 2000. Fiscal 2000 operating income was reduced by $13,382,000 in pre-tax charges, $10,584,000 of which were attributable to the discontinuance of the Company's artificial nails product line. The fiscal 2001 results produced by Tactica, the subsidiary in which the Company acquired a 55 percent interest in the first quarter of the fiscal year, reduced consolidated operating income by $4,629,000.

  Interest expense and Other income / expense

         Interest expense increased to $3,989,000 in fiscal 2001 from $3,530,000 in fiscal 2000. The primary reason for the increase is that the Company capitalized interest on the construction of its new corporate headquarters during the first two quarters of fiscal 2000. No interest was capitalized during fiscal 2001.

         Other income decreased to $2,317,000 in fiscal 2001 from $7,083,000 in fiscal 2000. Lower income from the sale and appreciation of marketable securities accounted for most of this decrease. Income from the sale and appreciation of marketable securities was approximately $1,400,000 in fiscal 2001, versus $6,300,000 for fiscal 2000. The Company's marketable securities consist of shares of the common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. The market risk associated with marketable securities is summarized in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Income tax expense

         Income tax expense totaled $3,558,000, or 17 percent of earnings before income taxes, versus a tax benefit of $14,000 in fiscal 2000 on $13,097,000 in earnings before income taxes. The Company's effective tax rate for both fiscal 2001 and fiscal 2000 was reduced below rates of approximately 20 percent that it had experienced prior to fiscal year 2000. During both fiscal 2001 and fiscal 2000, the Company's tax rate was reduced by the fact that Helen of Troy Limited, the Bermuda Corporation, which is not subject to any capital gains or other income tax, holds the consolidated group's investments in marketable securities. In addition, the charges associated with the Company's discontinuance of its artificial nails product line created tax benefits on the books of a United States subsidiary that offset much of the tax expense associated with the income of non-United States subsidiaries.

  FISCAL YEAR ENDED FEBRUARY 29, 2000 VERSUS FISCAL YEAR ENDED FEBRUARY 28, 1999

  Sales

         Fiscal 2000 sales increased $5,026,000, or two percent, when compared to fiscal 1999 sales. The Company experienced increased competition, which constrained sales growth for fiscal 2000. Sales in the Company's International segment grew significantly in fiscal 2000. Increased sales in Latin America, as well as in the United Kingdom and Western Europe, were the principal reasons for the international sales growth in fiscal 2000.

  Gross Profit

         Fiscal 2000 gross profit as a percentage of sales decreased to 38.0 percent, from 40.5 percent in fiscal 1999. As noted in the discussion of fiscal 2001 gross profit versus fiscal 2000 gross profit, the Company absorbed a charge to cost of goods sold of $2,669,000 in fiscal 2000 for the write-down of artificial nails inventory. This charge, combined with increased transportation costs from the Far East, and a less favorable sales mix, contributed to the decrease in gross profit from fiscal 1999 to fiscal 2000.

  Selling, general, and administrative expenses

         Selling, general, and administrative expenses as a percentage of sales increased to 34.9 percent in fiscal 2000, compared to 28.2 percent in fiscal 1999. As noted above in the discussion of SG&A for fiscal 2001 versus fiscal 2000, the Company recorded pre-tax charges of $8,725,000 in the fourth quarter of fiscal 2000. The charges were associated primarily with the discontinuance of the Company's artificial nails product line. The restructuring of various departments within the Company also resulted in fourth quarter fiscal 2000 charges. Higher cooperative advertising and freight costs also contributed to the increase in SG&A as a percentage of sales in fiscal 2000. Depreciation and amortization expenses also increased as the Company placed into service its new corporate headquarters and recorded a full year of amortization of the goodwill associated with its fiscal 1999 acquisitions. Finally, increased customer chargebacks, due in part to transition issues associated with the Company taking over the operations of its El Paso warehouse from a third party contractor, also resulted in higher SG&A as a percentage of sales in fiscal 2000 than in fiscal 1999.

  Operating income

         Operating income decreased to $9,419,000 in fiscal 2000, from $36,332,000 in fiscal 1999. The charges incurred in connection with the discontinuance of the artificial nails product line and the restructuring of several departments within the Company contributed to the decrease in operating income. Additionally, the effects of higher cooperative advertising expenses, higher levels of customer chargebacks, higher freight costs, and higher depreciation and amortization expense also played important roles in the decrease.

  Interest expense and Other income, net

         Interest expense for fiscal 2000 remained relatively constant with that of fiscal 1999. In fiscal 2000, the Company recorded approximately $6,300,000 in gains from sales of marketable securities. The Company recorded no such gains in fiscal 1999. Gains from the sale of marketable securities are included in "Other income, net" on the consolidated statements of income. The Company's marketable securities consist of shares of the common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. The market risk associated with marketable securities is summarized in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Income tax expense

         The Company recorded a net tax benefit of $14,000 on pretax income of $13,097,000 for the year ended February 29, 2000. The effective tax rate for fiscal 2000 was less than the 20 percent effective rate recorded in fiscal 1999 because of two factors. First, Helen of Troy Limited, the Bermuda Corporation holds the consolidated group's investments in marketable securities and is not subject to any capital gains tax or other income tax on the sale of equity securities. Second, the charges associated with the Company's discontinuance of its artificial nails product line created tax benefits on the books of a United States subsidiary that offset much of the tax expense associated with the income of non-United States subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance decreased from $34,265,000 at February 29, 2000 to $25,937,000 at February 28, 2001. Cash used by operations totaled $185,000, as the operations of Tactica used $17,026,000 of cash, while the Company's other operations provided $16,841,000 of cash for the fiscal year ended February 28, 2001. Investing activities utilized $13,294,000 in cash, with the Company's $2,500,000 investment in Tactica, loans totaling $3,500,000 to Tactica's minority shareholders, and capital and license expenditures utilizing most of that amount. Financing activities provided a net $5,151,000 of cash, as the Company's $10,000,000 borrowing on its line of credit more than offset the $4,623,000 used to repurchase 815,946 shares of its common stock during fiscal 2001.

         The fiscal 2001 common stock repurchases occurred under the terms of a resolution approved by the Board of Directors on September 29, 1999. The resolution allows the repurchase of up to 3,000,000 shares in the aggregate over a period extending to September 29, 2002. Since the inception of this common stock repurchase program, the Company repurchased a total of 1,342,431 shares of its common stock for $8,699,196, including commissions, or an average price per share of $6.48.

         The Company's net accounts receivable balance was $64,310,000 at February 28, 2001, compared to $52,916,000 at February 29, 2000. The 21.5 percent increase in accounts receivable is comparable to the 20.7 percent increase in net sales for fiscal 2001. Days sales outstanding in accounts receivable, computed based on fourth quarter sales, was 74 at February 28, 2001, versus 73 at February 29, 2000.

         The Company's inventory balance at February 28, 2001 was $118,544,000, versus $96,959,000 at February 29, 2000, a 22.2 percent increase. As with the increase in accounts receivable, the increased inventory balance is comparable to the 20.7 percent increase in net sales. Inventory turns were 1.9 for both fiscal 2001 and fiscal 2000.

         Included on the Company's consolidated balance sheets at February 28, 2001 and February 29, 2000, were $1,956,000 and $994,000, respectively, of investments in equity securities. The Company periodically invests in such securities. Investing in equity securities entails certain market risks. Should the stock prices of one or more of the entities in which the Company has invested decline, the Company could lose part or all of its investments in such securities.

         The Company's working capital balance increased to $157,809,000 at February 28, 2001 from $154,395,000 at February 29, 2000. The Company's current ratio was 3.5 at February 28, 2001, versus 4.9 at February 29, 2000. The decrease in the current ratio was due, in part, to the cash requirements associated with the acquisition of a 55 percent interest in Tactica and to the funding of Tactica's operations.

         In connection with its acquisition of a 55 percent interest in Tactica, the Company loaned $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. Included in other assets on the Company's consolidated balance sheet at February 28, 2001 is $3,826,000 related to the principal and accrued interest on these loans.

         The Company maintains a line of credit with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $10,000,000, charges interest at the LIBOR rate plus a percentage that varies based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), and expires July 31, 2001. At February 28, 2001 the interest rate charged under the line of credit was 7.65 percent. This line of credit allows for the issuance of letters of credit up to $3,000,000. Any outstanding letters of credit reduce the $10,000,000 maximum borrowing limit on this line of credit on a dollar-for-dollar basis. At February 28, 2001, borrowings under this line of credit totaled $10,000,000 and there were no outstanding letters of credit under this facility. At May 23, 2001, borrowings under this line of credit were $6,000,000. The Company believes that it will renew or replace this credit facility on similar terms in July 2001.

         The Company has an additional line of credit with a different lender, specifically for the issuance of letters of credit. That line of credit charges interest at the bank's prime rate plus two percent (10.5 percent at February 28, 2001), allows up to $4,000,000 in letters of credit to be outstanding at any one time, and expires August 1, 2001. As of February 28, 2001 and May 23, 2001, outstanding letters of credit under this facility were $1,756,000 and $1,218,000, respectively. The Company believes that it will renew or replace this credit facility on similar terms in July 2001.

         Capital and license expenditures totaled $3,185,000, $8,340,000, and $17,731,000 in fiscal 2001, 2000, and 1999, respectively. During fiscal 2000 and 1999 capital expenditure totals included expenditures for the Company's new corporate headquarters. The Company's operations are not capital intensive. Management believes that the Company's short and long-term capital needs will stem primarily from factors associated with its normal operations, such as the need to carry sufficient levels of inventory.

         The Company regularly evaluates acquisition opportunities in its ordinary course of business and might augment its internal growth with acquisitions of complimentary businesses and product lines. Should the Company engage in significant acquisition activity, it would need to seek additional financing.

         As noted above, approximately $23,026,000 of cash was used to acquire Tactica and fund its loans and working capital needs during fiscal 2001. While the Company cannot predict with certainty, it believes Tactica's cash needs will be substantially less in fiscal 2002. Based on the above discussion and the Company's current financial condition and current operations, the Company believes that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's on going liquidity needs for the foreseeable future.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

               This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with new products and new product lines, (7) risks associated with operating in foreign jurisdictions, (8) worldwide and domestic economic conditions, (9) the impact of current and future laws, and regulations, (10) the domestic and foreign tax rates to which the Company is subject, (11) uninsured losses, (12) reliance on computer systems, (13) management's reliance on the representations of third parties, (14) risks associated with new business ventures and acquisitions, (15) risks associated with investments in equity securities, and (16) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

NEW ACCOUNTING GUIDANCE

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and is effective for financial statements issued for fiscal quarters of fiscal years beginning after June 15, 2000. Based on the nature of its current operations, the Company does not expect SFAS 133 to have a material effect on its financial statements.

         In April 2001, the FASB's Emerging Issues Task force ("EITF") reached consensus on EITF Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires vendors who offer certain allowances to customers to characterize those allowances as reductions of net sales, rather than as selling, general, and administrative expenses. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires restatement of prior periods if possible. Had the Company applied EITF 00-25 to its fiscal 2001 and 2000 results, net sales and selling, general, and administrative expense would have decreased by $1,320,000 and $268,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                         Page
                                                                                                         ----

Independent Auditors' Report                                                                              22

Consolidated Financial Statements:
      Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000                           23

      Consolidated Statements of Income for each of the years in the
         three-year period ended February 28, 2001                                                        25

      Consolidated Statements of Stockholders' Equity for each of
         the years in the three-year period ended February 28, 2001                                       26

      Consolidated Statements of Cash Flows for each of the years
         in the three-year period ended February 28, 2001                                                 27

      Notes to Consolidated Financial Statements                                                          29

Financial Statement Schedule -
      Schedule II - Valuation and Qualifying Accounts for each of
         the years in the three-year period ended February 28, 2001                                       47

      All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Helen of Troy Limited:

We have audited the consolidated financial statements of Helen of Troy Limited and subsidiaries as listed in the index on page 21. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index on page 21. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       KPMG LLP

El Paso, Texas
May 7, 2001

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     February 28, 2001 and February 29, 2000
                   (in thousands, except par value and shares)



                                                      2001              2000
                                                  ------------      ------------
Assets

Current assets:
     Cash and cash equivalents                    $     25,937      $     34,265
     Marketable securities, at market value              1,956               994
     Receivables - principally trade, less
        allowance of $4,081 in 2001 and
        $2,514 in 2000                                  64,310            52,916
     Inventories                                       118,544            96,959
     Prepaid expenses                                    2,516             3,919
     Deferred income tax benefits                        7,118             4,970
                                                  ------------      ------------


        Total current assets                           220,381           194,023


Property and equipment, at cost less
     accumulated depreciation of $9,133 in
     2001 and $6,212 in 2000                            47,763            47,739

Goodwill, net of accumulated
     amortization of $6,594 in 2001
     and $4,569 in 2000                                 42,808            40,850

License agreements, at cost less accumulated
     amortization of $10,676 in 2001
     and $9,384 in 2000                                  7,844             5,504

Other assets at cost, net                               18,385            16,136
                                                  ------------      ------------

                                                  $    337,181      $    304,252
                                                  ============      ============




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     February 28, 2001 and February 29, 2000
                   (in thousands, except par value and shares)



                                                                  2001               2000
                                                              ------------       ------------
Liabilities and Stockholders' Equity

Current liabilities
     Notes payable to banks                                   $     10,000       $         --
     Current portion of long-term debt                                  --                450
     Accounts payable, principally trade                            21,003              6,295
     Accrued expenses:
         Advertising and promotional                                 5,101              4,602
         Other                                                       8,343             15,227
     Income taxes payable                                           18,125             13,054
                                                              ------------       ------------

         Total current liabilities                                  62,572             39,628

Long-term debt, net of current portion                              55,000             55,000
                                                              ------------       ------------

         Total liabilities                                         117,572             94,628
                                                              ------------       ------------

Stockholders' equity
     Cumulative preferred stock, non-voting, $1.00
         par value.  Authorized 2,000,000 shares;
         none issued                                                    --                 --
     Common stock, $.10 par value.  Authorized
         50,000,000 shares; 28,065,526 and 28,837,609
         shares issued and outstanding at February 28,
         2001 and February 29, 2000, respectively                    2,806              2,884
     Additional paid-in-capital                                     52,206             53,494
     Retained earnings                                             169,503            153,246
     Minority interest in deficit of acquired subsidiary            (4,906)                --
                                                              ------------       ------------

         Total stockholders' equity                                219,609            209,624
                                                              ------------       ------------

Commitments and contingencies

                                                              $    337,181       $    304,252
                                                              ============       ============

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
              (in thousands, except shares and earnings per share)

                                                                  Year Ended the Last Day of February
                                                          --------------------------------------------------
                                                               2001               2000               1999
                                                          ------------       ------------       ------------

Net Sales                                                 $    361,398            299,513            294,487
Cost of sales                                                  220,530            185,685            175,293
                                                          ------------       ------------       ------------

        Gross profit                                           140,868            113,828            119,194
Selling, general and administrative
         expenses                                              118,306            104,409             82,862
                                                          ------------       ------------       ------------
               Operating income                                 22,562              9,419             36,332

Other income (expense):
         Interest expense                                       (3,989)            (3,530)            (3,337)
         Other income, net                                       2,317              7,208              2,418
                                                          ------------       ------------       ------------

               Total other income (expense)                     (1,672)             3,678               (919)
                                                          ------------       ------------       ------------

               Earnings before income taxes                     20,890             13,097             35,413
         Income tax expense (benefit)                            3,558                (14)             7,083
                                                          ------------       ------------       ------------

                 Net earnings                             $     17,332             13,111             28,330
                                                          ============       ============       ============
Earnings per share:

                 Basic                                    $        .61                .45               1.00
                 Diluted                                  $        .60                .44                .96

Weighted average number of common
    shares used in computing net earnings per share:
                 Basic                                      28,420,073         29,052,788         28,278,545
                 Diluted                                    28,728,762         29,885,260         29,596,189




See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              Years ended last day of February 2001, 2000 and 1999
                                 (in thousands)

                                                                                                          Minority
                                                                                                        Interest in
                                                                          Additional                     Deficit of        Total
                                                              Common        Paid-In        Retained       Acquired     Stockholders'
                                                              Stock         Capital        Earnings      Subsidiary       Equity
                                                             --------     ----------       --------     -----------    ------------
Balances, February 28, 1998                                  $  2,728         31,899        114,857             --        149,484

Exercise of common stock
         options, net                                              73            255             --             --            328
Issuance of common stock to
         acquire subsidiaries                                     104         21,596             --                        21,700
Net earnings                                                       --             --         28,330             --         28,330
                                                             --------       --------       --------       --------       --------
Balances, February 28, 1999                                     2,905         53,750        143,187                       199,842

Exercise of common stock
         options, net                                              16            913             --             --            929
Issuance of common stock
         in connection with employee
         stock purchase plan                                        4            360             --             --            364
Net issuance of (recovery) common
         stock in connection with
         acquisitions                                              12           (558)            --             --           (546)
Acquisition and retirement
         of treasury stock                                        (53)          (971)        (3,052)            --         (4,076)

Net earnings                                                       --             --         13,111             --         13,111
                                                             --------       --------       --------       --------       --------

Balances, February 29, 2000                                  $  2,884         53,494        153,246             --        209,624

Exercise of common stock
      options, net                                                  1             52             --             --             53
Issuance of common stock
         in connection with employee
         stock purchase plan                                        3            168             --             --            171
Acquisition and retirement of
      treasury stock                                              (82)        (1,508)        (3,033)            --         (4,623)
Minority interest in deficit of
         acquired subsidiary at date of acquisition                --             --             --         (2,948)        (2,948)
Net earnings                                                       --             --         19,290         (1,958)        17,332
                                                             --------       --------       --------       --------       --------

Balances February 28, 2001                                   $  2,806         52,206        169,503         (4,906)       219,609
                                                             ========       ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Years Ended Last Day of February
                                                                  --------------------------------------
                                                                    2001           2000           1999
                                                                  --------       --------       --------
Cash flows from operating activities:
      Net earnings                                                $ 17,332         13,111         28,330
      Adjustments to reconcile net earnings
         to net cash provided by operating
         activities:
         Depreciation and amortization                               8,137          6,921          4,965
         Provision for doubtful receivables                          1,003            559            993
         Deferred taxes, net                                        (2,148)        (1,112)          (511)
         Purchases of marketable securities                         (1,579)       (16,340)            --
         Proceeds from sales of marketable securities                2,006         21,530             --
         Realized gain - trading securities                           (688)        (6,265)            --
         Unrealized (gain) loss - trading securities                  (701)            81             --
         Impairment of asset held for sale                             158            650             --
         Other non-cash adjustments to income                        2,457          1,783             --
      Changes in operating assets and liabilities:
         Accounts receivable                                       (12,053)         6,324        (13,403)
         Inventory                                                 (20,011)        (6,671)       (15,720)
         Prepaid expenses                                            1,483         (1,871)         1,963
         Accounts payable                                            8,240          4,703         (4,030)
         Accrued expenses                                           (8,892)         5,827            688
         Income taxes payable                                        5,071           (600)         8,402
                                                                  --------       --------       --------
      Net cash provided (used) by operating
         activities                                                   (185)        28,630         11,677
                                                                  --------       --------       --------

Cash flows from investing activities:
      Capital and license expenditures                              (3,185)        (8,340)       (17,731)
      Cash paid for acquisitions, net of cash acquired              (2,205)        (1,798)        (7,471)
      Addition to other assets                                      (7,904)        (4,589)       (11,211)
                                                                  --------       --------       --------
      Net cash used by investing
         activities                                                (13,294)       (14,727)       (36,413)
                                                                  --------       --------       --------

                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Years Ended Last Day of February
                                                                  --------------------------------------
                                                                    2001           2000           1999
                                                                  --------       --------       --------
Cash flows from financing activities:
      Net proceeds from (payments on)
         short-term borrowings                                      10,000        (10,000)        10,000
      Payments on long-term debt                                      (450)            --         (1,663)
      Payment of payroll tax and income tax withholding
         associated with stock options exercised                        --             --         (6,669)
      Proceeds from exercise of stock options, net                     224            747          1,089
      Common stock repurchases                                      (4,623)        (4,076)            --
                                                                  --------       --------       --------

      Net cash (used in) provided
         by financing activities                                     5,151        (13,329)         2,757
                                                                  --------       --------       --------

Net increase (decrease) in cash and cash equivalents                (8,328)           574        (21,979)
                                                                  --------       --------       --------

Cash and cash equivalents, beginning
      of year                                                       34,265         33,691         55,670
                                                                  --------       --------       --------

Cash and cash equivalents, end of year                            $ 25,937         34,265         33,691
                                                                  ========       ========       ========

Supplemental cash flow disclosures:
      Interest paid                                               $  3,982          4,210          4,003
                                                                  ========       ========       ========
      Income taxes paid (net of refunds)                          $  1,015          1,177         (1,123)
                                                                  ========       ========       ========

Details of acquisitions in which common stock was issued
      Fair value of assets acquired                                     --             --         32,107
      Less:
         Liabilities assumed                                            --             --          6,804
         Common stock issued                                            --             --         21,700
                                                                  --------       --------       --------
         Cash paid                                                      --             --          3,603
      Less: cash acquired                                               --             --           (488)
                                                                  --------       --------       --------
Net cash paid for acquisitions in which
      common stock was issued                                     $     --             --          3,115
                                                                  ========       ========       ========


          See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

         Helen of Troy Limited, a Bermuda company, and its subsidiaries (the
             "Company") design, develop, import, and distribute hair care and other personal care appliances, hairbrushes, combs, hair accessories and other personal care products. The Company purchases its products from unaffiliated manufacturers most of which are located in the Far East, including manufacturers in The People's Republic of China, Thailand, Taiwan and South Korea.

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

     (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries, including Tactica International, Inc. ("Tactica"), a subsidiary in which the Company acquired a 55 percent interest in fiscal 2001. The Company's consolidated results of operations include and will continue to include one hundred percent of Tactica's revenues and expenses until such time as the minority interest in Tactica's accumulated deficit has been extinguished. Intercompany balances and transactions have been eliminated in consolidation.

     (c) Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist primarily of finished goods.

     (d) Property and Equipment

         Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.

     (e) Intangible Assets

         Intangible assets consist primarily of goodwill, license agreements and trademarks. The Company amortizes intangible assets using the straight-line method over appropriate periods ranging from five to forty years. The Company recorded amortization of intangible assets totaling $5,292,000, $4,527,000, and $3,370,000 during fiscal 2001,
             2000, and 1999, respectively.

         The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The discount rate used would be based on the Company's cost of capital. The Company believes no impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         The great majority of the Company's sales are made subject to license agreements with the licensors of the Vidal Sassoon, Revlon(R), Sunbeam(R) and Dr. Scholl's(R) trademarks. The Company amortizes the acquisition costs of the existing license agreements on a straight-line basis over the lives of the respective agreements. Net sales subject to license agreements comprised 72 percent, 73 percent, and 80 percent of total net sales for fiscal years 2001, 2000, and 1999, respectively.

     (f) Income Taxes

         The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of various assets and liabilities. Generally, deferred tax assets represent future income tax reductions while deferred tax liabilities represent income taxes that the Company expects to pay in the future. The Company measures deferred tax assets and liabilities using enacted tax rates for the years in which it expects that temporary differences will reverse or be settled. Changes in tax rates affect the carrying values of deferred tax assets and liabilities. The effects of tax rate changes are recognized in the periods in which they are enacted.

     (g) Earnings per Share

         Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of potentially dilutive securities. The number of potentially dilutive securities was 308,689, 832,472, and 1,317,644 for fiscal years 2001, 2000, and
             1999, respectively. Dilutive securities for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 included 258,084, 739,615 and 1,271,565 shares, respectively, attributable to dilutive stock options and 50,605, 92,857 and 46,079 shares, respectively, contingently issuable as part of an acquisition. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of the Company's common stock totaled 4,319,762, 3,786,612, and 2,040,800 for fiscal 2001, 2000, and 1999, respectively.

     (h) Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (i) Marketable Securities

         Marketable securities consist of shares of common stock of several publicly traded companies and are stated at market value, as determined by the most recent trading price of each security as of the balance sheet date. At February 28, 2001, the Company held its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, all investments in equity securities are classified as trading securities, with all unrealized gains and losses attributable to such securities included in earnings. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. Included in the heading "Other income" on the Consolidated Statements of Income for the years ended February 28, 2001 and February 29, 2000 are $688,000 and $6,265,000,
             respectively, in realized gains. The heading "Other income" for the years ended February 28, 2001 and February 29, 2000, respectively, also includes $701,000 in net unrealized gains and $81,000 in net unrealized losses.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         The net unrealized gain or loss on marketable securities represents the difference between the market values of such securities at the balance sheet date and the amounts that the Company paid for such securities.

     (j) Foreign Currency Transactions

         The U.S dollar is the functional currency of the Company. If applicable, all transactions of Helen of Troy Limited's non-U.S. subsidiaries have been re-measured in U.S. dollars using historical exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net earnings.

     (k) Revenue Recognition

         Revenue is recognized when products are shipped to customers.

     (l) Advertising

         Advertising costs are expensed in the fiscal year in which they are incurred. During the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999, $31,675,000, $18,527,000, and
             $18,212,000, respectively, of advertising costs were charged to selling, general, and administrative expenses.

     (m) Warranties

         The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual of approximately $2,946,000 and $2,868,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively, to cover future warranty costs.

     (n) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (o) Interest Income

         Interest income is included in "Other income, net" on the Consolidated
             Statements of Income. Interest income totaled $931,000, $987,000, and $1,496,000 in fiscal 2001, 2000, and 1999, respectively.


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


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)    PROPERTY AND EQUIPMENT

       A summary of property and equipment is as follows:

                                                                    As of the last day
                                                   Estimated           of February
                                                 Useful Lives    -----------------------
                                                    (Years)        2001           2000
                                                 ------------    --------       --------
Land                                                     --      $ 10,157         10,111
Building and improvements                           20 - 40        29,242         29,184
Computer and other equipment                          3 - 5         9,809          7,567
Transportation equipment                              3 - 5           897            897
Furniture and fixtures                               5 - 15         6,791          6,192
                                                                 --------       --------
                                                                   56,896         53,951
         Less accumulated depreciation                             (9,133)        (6,212)
                                                                 --------       --------
Property and equipment, net                                      $ 47,763         47,739
                                                                 ========       ========

       The Company recorded $3,003,000, $2,394,000, and $1,595,000 of depreciation expense for fiscal 2001, 2000, and 1999, respectively. Capital expenditures totaled $1,351,000, $8,340,000, and $17,731,000 in fiscal 2001, 2000, and 1999, respectively.

       The Company recognized a $650,000 impairment charge during fiscal 2000 and an additional $158,000 charge during the fourth quarter of fiscal 2001. These amounts represent the estimated excess of the carrying amount over the estimated net realizable value of the Company's former headquarters. The former headquarters is classified as an asset held for sale and is included in the heading "Other assets" on the accompanying February 28, 2001, and February 29, 2000 Consolidated Balance Sheets.

       During fiscal 2000 the Company capitalized $721,000 of interest in connection with the construction of a new office facility.

       The Company leases 108,000 square feet of warehouse space, as well as various administrative office space, from a real estate partnership in which the Chief Executive Officer and another member of the Board of Directors are partners. During fiscal 2001 the Company paid the real estate partnership $513,000 under these leases.



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)    NOTES PAYABLE

       The Company maintains a line of credit with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line allows borrowing totaling $10,000,000, charges interest at the LIBOR rate plus a percentage that varies based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), and expires July 31, 2001. At February 28, 2001 the interest rate charged under the line of credit was 7.65 percent. This line of credit allows for the issuance of letters of credit up to $3,000,000. Any outstanding letters of credit reduce the $10,000,000 maximum borrowing limit on this line of credit on a dollar-for-dollar basis. At February 28, 2001, borrowing under this line of credit totaled $10,000,000 and there were no outstanding letters of credit under this facility.

       The Company has an additional line of credit with a different lender, specifically for the issuance of letters of credit. Outstanding borrowing under that line of credit charges interest at the bank's prime rate plus two percent (10.5 percent as of February 28, 2001), allows up to $4,000,000 in letters of credit to be outstanding at any one time and expires August 1, 2001. As of February 28, 2001, outstanding letters of credit under this facility were $1,756,000.

(4)    LONG-TERM DEBT

       On January 5, 1996, a U.S. subsidiary issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at a rate of 7.01%. The Senior Notes are unsecured, are guaranteed by Helen of Troy Limited and certain of its subsidiaries and are due January 5, 2008. Annual principal payments of $10,000,000 begin in fiscal 2005. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 2001 is approximately $38,556,000.

       On July 18, 1997, a U.S. subsidiary of the Company's issued a $15,000,000 Senior Note. Interest is paid quarterly at a rate of 7.24%. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited and certain of its subsidiaries and is due July 18, 2012. Annual principal payments begin in fiscal 2009. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 28, 2001 is approximately $14,302,000.

       Both the $40,000,000 and $15,000,000 Senior Notes contain covenants that require the Company to meet certain net worth and other financial requirements. Additionally, the notes restrict the Company from incurring liens on any of its properties, except under certain conditions as defined in the Senior Note agreements.



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    INCOME TAXES

       The components of earnings before income tax expense are as follows:


                           Years ended the last day of February
                                     (in thousands)
                          -------------------------------------
                            2001          2000           1999
                          --------      --------       --------
U.S.                      $  4,524        (5,725)         9,697
Non-U.S                     16,366        18,822         25,716
                          --------      --------       --------
                          $ 20,890        13,097         35,413
                          ========      ========       ========

The components of income tax expense (benefit) are as follows:


                            2001           2000           1999
                          --------       --------       --------
Current
         U.S              $  2,990           (182)         4,734
         Non-U.S             2,716          1,280          2,860
Deferred                    (2,148)        (1,112)          (511)
                          --------       --------       --------
                          $  3,558            (14)         7,083
                          ========       ========       ========


Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:


                                               Years ended the last day of February
                                                          (in thousands)
                                              --------------------------------------
                                                2001           2000           1999
                                              --------       --------       --------
Expected tax expense at the U.S.
         statutory rate of 35%                $  7,312          4,584         12,395
Decrease in income
          taxes resulting from income
          from non-U.S. operations
          subject to varying income
          tax rates                             (3,754)        (4,598)        (5,312)
                                              --------       --------       --------
Actual tax expense                            $  3,558            (14)         7,083
                                              ========       ========       ========



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    INCOME TAXES, CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 2001 and February 29, 2000 are as follows:


                                                                   2001           2000
                                                                 --------       --------
                                                                     (in thousands)
Deferred tax assets:

         Net operating loss carryforwards                        $  1,615            718
         Inventories, principally due to additional
                  cost of inventories for tax purposes              1,287          1,314
         Accrued expenses                                           3,557          3,051
         Accounts receivable                                        2,926            130
                                                                 --------       --------
                  Total gross deferred tax assets                   9,385          5,213
Valuation allowance                                                (1,627)            --
Deferred tax liabilities:
         Depreciation and amortization                               (640)          (243)
                                                                 --------       --------
Net deferred tax asset                                           $  7,118          4,970
                                                                 ========       ========

       The Company's United States net operating loss of $2,683,000 expires if not utilized by fiscal 2021. Accounting standards require that deferred income taxes reflect the tax consequences of future tax benefits, including net operating losses, to the extent that realization of such benefits is more likely than not. Certain of the Company's gross deferred tax assets do not, in the opinion of management, meet that standard as of February 28, 2001. Therefore, the Company has placed a valuation allowance against those assets. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax asset, including net operating losses, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

       The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail, the resulting tax liability could range from $5,600,000 to $29,000,000 (U.S.) for the period from fiscal 1990 through 2001. In connection with the IRD's assertion, the Company purchased $5,750,000 (U.S.) in tax reserve certificates in Hong Kong as of February 28, 2001. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    INCOME TAXES, CONTINUED

       The U.S. federal tax returns of the Company's largest domestic subsidiary for the fiscal years 1997, 1998 and 1999 are being examined by the Internal Revenue Service ("IRS"). No adjustments have been proposed by the IRS. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the estimated effect of the examination.

       The Company plans to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the United States subsidiaries. The Company has made no provision for U.S. federal income taxes on these undistributed earnings. At February 28, 2001, undistributed earnings for which the Company had not provided deferred U.S. federal income taxes totaled $50,244,000.

       During fiscal years 2000 and 1999 officers and employees exercised certain stock options, resulting in a U.S. federal income tax deduction for the Company. The deductions attributable to the exercise of stock options did not affect income tax expense for financial reporting purposes. The tax effect of the stock option exercises increased additional paid-in-capital by $239,000, and $5,907,000, respectively, in fiscal 2000, and 1999.

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


                                              Years Ended the last day of February
                                         ---------------------------------------------
                                            2001             2000              1999
                                         -----------      -----------      -----------
Net Income:            As Reported       $17,332,000       13,111,000       28,330,000
                       Pro forma          12,502,000        5,054,000       25,533,000
Earnings per share:
        Basic:         As Reported       $       .61              .45             1.00
                       Pro forma         $       .44              .17              .90

        Diluted:       As Reported       $       .60              .44              .96
                       Pro forma         $       .44              .17              .86


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)    STOCK-BASED COMPENSATION PLANS, CONTINUED

       The Company computed the pro forma figures disclosed above using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000, and 1999, respectively; expected dividend yields of zero for all years; expected volatility of 34.9 percent for fiscal 2001, 35.1 percent for fiscal 2000, and 27.4 percent for fiscal 1999; risk-free interest rates of 4.9 percent for fiscal 2001, 6.6 percent for fiscal 2000, and 5.4 percent for fiscal 1999; and expected lives of 3, 4, 5 or 10 years depending on the option granted.

       Under stock option and restricted stock plans adopted in 1994 and 1998
           (the "1994 Plan" and the "1998 Plan" respectively) the Company reserved a total of 11,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options ("ISOs"), non-qualified stock options ("Non-Qs") and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant.

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

       A summary of stock option activity under all plans is as follows:


                                                            Years Ended the last day of February
                                                            ------------------------------------
                                                     2001                     2000                    1999
                                                WEIGHTED AVERAGE         Weighted Average        Weighted Average
                                              -------------------      -------------------      -------------------
                                              SHARES       EXERCISE    Shares      Exercise     Shares      Exercise
                                              (000S)        PRICE      (000s)        Price      (000s)       Price
                                              ------       --------    ------      --------     ------      --------
Options outstanding,
   beginning of year                           5,441       $11.96       4,393       $11.53       4,554         8.10
   Options granted                             1,273         5.95       1,386        12.16       1,110        15.76
   Options exercised                             (12)        4.31        (146)        4.72        (724)        2.75
   Options forfeited                            (499)       14.78        (192)        8.95        (547)        3.20
                                              ------       ------      ------       ------      ------       ------
Options outstanding, at
   year end                                    6,203        10.52       5,441        11.96       4,393        11.53
                                              ======       ======      ======       ======      ======       ======
Options exercisable at year-end                4,362       $ 9.01       3,032         9.54       1,683         6.62
                                              ======       ======      ======       ======      ======       ======

Weighted-average fair value of
   options granted during
   the year                                                $ 3.00                     6.40                     7.13



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)    STOCK-BASED COMPENSATION PLANS, CONTINUED

       The following table summarizes information about stock options at February 28, 2001:


                                               Outstanding Stock Options                     Exercisable Stock Options
                                               ------------------------                      -------------------------
                                                              Weighted
                                                              Average         Weighted                        Weighted
                                                             Remaining        -Average                        -Average
                    Number of                               Contractual       Exercise       Number of        Exercise
                     Options            Price Range         Life (years)       Price          Options          Price
                    ---------           -----------         ------------      --------       ---------        --------
ISOs
                      269,980          $4.13 to $7.91           5.88           $ 6.01          102,880        $ 4.98
                      186,843         $9.69 to $12.50           5.83            11.55           49,656         11.50
                       91,676        $13.13 to $24.31           5.82            16.45           26,690         16.59
                    ---------                                                                ---------
Total                 548,499                                   5.85           $ 9.64          179,226        $ 8.51
                    =========                                                                =========

Non-Qs
                    2,529,272          $4.13 to $7.09           6.80           $ 5.29        2,505,272        $ 5.27
                    2,849,643        $10.00 to $20.00           7.93            15.15        1,481,756         14.65
                    ---------                                                                ---------
Total               5,378,915                                   7.40           $10.51        3,987,028        $ 8.75
                    =========                                                                =========

Directors' Plan

                      116,000         $4.41 to $10.63           8.67           $ 7.30           36,000        $ 8.61
                      160,000        $14.47 to $17.63           6.87            16.02          160,000         16.02
                    ---------                                                                ---------
Total                 276,000                                   7.63           $12.36          196,000        $14.66
                    =========                                                                =========


       In fiscal 1999 the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize the Company to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period, whichever is lower. During fiscal 2001, 32,063 shares of common stock were issued under the stock purchase plan.





                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    COMMITMENTS AND CONTINGENCIES

       The Company has employment contracts with certain of its officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from March 15, 2003 to February 28, 2006. The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2001, excluding incentive compensation, was approximately $5,500,000.

       Many of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require the Company to pay minimum royalties, meet minimum sales volumes and make minimum levels of advertising expenditures.

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

       In October 1999 a demand for arbitration was filed with the American Arbitration Association by the former shareholders of DCNL, inc., an entity acquired by the Company in October 1998. The demand alleged, among other things, that the Company and certain executive officers breached the October 16, 1998 Merger Agreement between DCNL and the Company regarding the redemption of certain contingent value rights and the calculation of earn out payments. The full settlement of this matter in February 2001 did not have a material adverse effect on the Company's financial results.

       In fiscal 2001, The Schawbel Corporation ("Schawbel"), the supplier of the Company's butane hair care products, notified the Company that it was terminating the supply and distribution agreement the parties executed in September of 1998 (the "Distribution Agreement"). Schawbel considered Helen of Troy to be in default of the Distribution Agreement because of the Company's failure to meet certain minimum sales requirements. During fiscal 2001 the Company sold $2,399,000 (approximately 0.7 percent of the Company's consolidated sales) of products purchased from Schawbel. In the fourth quarter of fiscal 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under the Distribution Agreement. Subsequent to the Company's fiscal 2001 year, it reached a settlement with Schawbel formally terminating the Distribution Agreement. In addition, the settlement grants the Company the right to sell all of its remaining $3,061,000 of inventory purchased under the Distribution Agreement.



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    COMMITMENTS AND CONTINGENCIES, CONTINUED

       In a related matter, in September 1999, Schawbel commenced litigation in the United States District Court for the District of Massachusetts against The Conair Corporation ("Conair"), the predecessor distributor to Helen of Troy for Schawbel's butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel's termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day "sell-off" period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. In November 2000, the Massachusetts court granted Schawbel its request for preliminary injunction, and ordered that Conair cease selling all allegedly infringing products. On March 7, 2001, Helen of Troy sought leave from the Massachusetts court to intervene as a plaintiff in the action and to assert claims against Conair similar to the claims raised by Schawbel. The Company is also seeking to recover damages in excess of $10 million, arising from the Company's inability to meet minimums under the Distribution Agreement and subsequent termination by Schawbel. In an order dated April 11, 2001, the Massachusetts court granted Helen of Troy's motion to intervene and Helen of Troy subsequently served its complaint on Conair. On May 11, 2001 Conair responded by filing a motion to dismiss the Company's claim, and serving on Helen of Troy a counterclaim alleging that Helen of Troy conspired with Schawbel to unlawfully terminate Conair's distribution agreement with Schawbel, and to disparage Conair's reputation in the industry, and seeking $15 million in damages. Although the ultimate outcome of the matter cannot be predicted Company contends that there is no basis to Conair's attempts to dismiss Helen of Troy's claims, and that Conair's counterclaims lack validity. The Company intends to pursue vigorously its claims and defense in the litigation.

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

       Under the terms of a Shareholders' Rights Plan approved by the Board of Directors in fiscal 1999, the Board of Directors declared a dividend of one preference share right ("Right") for each outstanding share of Common Stock. The dividend resulted in no cash payment by the Company, created no liability on the part of the Company and did not change the number of shares of Common Stock outstanding. The Rights are inseparable from the shares of Common Stock and entitle the holders to purchase one one-thousandth of a share of Series A First Preference Shares ("Preference Shares"), par value $1.00, at a price of $100 per one-one thousandth of a Preference Share. Should certain persons or groups of persons ("Acquiring Persons") acquire more than 15% of the Company's outstanding Common Stock, the Board of Directors may either adjust the price at which holders of Rights may purchase Preference Shares or may redeem all of the then outstanding Rights at $.01 per Right. The Rights associated with the Acquiring Person's shares of Common Stock would not be exercisable. The Rights have certain anti-takeover effects. The Rights could cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances, but should not interfere with any merger or other business combination approved by the Board of Directors. The Rights expire December 1, 2008, unless their expiration date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.


                                                                     (Continued)

       On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of February 28, 2001, the Company had repurchased 1,342,431 of its shares under this resolution at a total cost of $8,699,000.

(8)    FOURTH QUARTER CHARGES/TRANSACTIONS

       In the fourth quarter of fiscal 2001, the Company recognized $2,457,000 in pre-tax charges due to the planned discontinuance of a product (see note 7) and a $1,895,000 reduction in SG&A due to the settlement of a license obligation for which the Company had accrued a liability in fiscal 2000.

       During the fourth quarter of fiscal 2000 the Company recorded pre-tax charges of $10,624,000 related to the discontinuation of its artificial nails product line. The pre-tax charges resulting from such discontinuation included $2,669,000 for the write-down of artificial nails inventory. In addition, reserves for resolution of future contractual obligations, allowances for customer returns, and the write-off of related license costs, resulted in approximately $7,955,000 in fourth quarter 2000 charges. Also during the fourth quarter, the Company implemented several major organizational changes, resulting in fourth quarter charges of $770,000. These changes realigned organizational responsibilities, restructured various departments and streamlined certain functions within the Company. At February 29, 2000 accrued liabilities included approximately $8,000,000 related to these charges.



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):


                                 May          August       November      February            Total
                               --------      --------      --------      --------          --------
Fiscal 2001:

Net sales                      $ 76,111      $ 88,233      $119,106      $ 77,948          $361,398

Gross profit                     29,929        33,817        45,398        31,724           140,868

Net earnings                      2,334         3,746         7,940         3,312(a)         17,332

Earnings per
share
    Basic                           .08           .13           .28           .12               .61
    Diluted                         .08           .13           .28           .12               .60

Fiscal 2000:

Net sales                      $ 72,188      $ 71,520      $ 89,601      $ 66,204          $299,513

Gross profit                     28,949        26,995        33,651        24,233(a)        113,828

Net earnings                      5,846         8,140         5,978        (6,853)(a)        13,111

Earnings per
share

    Basic                           .20           .28           .21          (.24)(a)           .45
    Diluted                         .20           .27           .20          (.23)(a)           .44

       The business of the Company is somewhat seasonal. Between 54 percent and 57 percent of annual sales volume normally occurs in the second and third fiscal quarters.

       (a) See note 8 regarding fourth quarter 2000 and 2001 charges relating to the discontinuance of certain non-core products.




                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)   SEGMENT INFORMATION

       The following table contains segment information for fiscal 2001, 2000, and 1999.


                                                 (in thousands)
                                     North                                         Corporate /
2001                                American      International      Tactica          Other           Total
                                    --------      -------------     ---------      -----------      ---------
Net sales                           $ 311,998       $  25,390       $  24,010              --       $ 361,398
Operating income (loss)                28,736              94          (4,629)         (1,639)         22,562
Identifiable assets                   273,068          24,331          19,943          19,839         337,181
Capital / license
expenditures                            3,056             125               4              --           3,185
Depreciation and
amortization                            7,537             372             228              --           8,137

2000

Net sales                           $ 275,827       $  23,686              --              --       $ 299,513
Operating income (loss)                 9,857             835              --          (1,273)          9,419
Identifiable assets                   264,460          20,231              --          19,561         304,252
Capital / license
expenditures                            8,253              87              --              --           8,340
Depreciation and
amortization                            6,025             896              --              --           6,921

1999

Net sales                           $ 278,900       $  15,587              --              --       $ 294,487
Operating income (loss)                39,871            (641)             --          (2,898)         36,332
Identifiable assets                   260,543          16,404              --          17,089         294,036
Capital / license
expenditures                           17,716              15              --              --          17,731
Depreciation and
amortization                            4,181             784              --              --           4,965


       The operating income and loss totals for the North American segment include $233,000 of income for fiscal 2001 and $10,801,000 and $1,040,000 of losses for fiscal 2000 and 1999, respectively, related to artificial nails products. The Company has discontinued production of artificial nails and is in the process of attempting to sell the remainder of its artificial nails inventory.

       The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the United States, Canada, and Mexico. The International segment sells hair care appliances, personal care appliances, hairbrushes, combs, and



                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)   SEGMENT INFORMATION, CONTINUED

           hair accessories in countries outside North America. Tactica sells a variety of personal care and other consumer products directly to consumers and to retailers. The Company's chief operating decision maker reviews the results of each of the three operating segments separately.

       Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general and administrative expenses associated with the segment. The selling, general, and administrative expense totals used to compute each segment's operating profit are comprised of SG&A expense directly associated with those segments, plus corporate overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

       The Company's domestic and international net revenues from third parties and long-lived assets are as follows:


                                                2001          2000          1999
                                              --------      --------      --------
NET REVENUES FROM THIRD PARTIES:
United States                                 $323,330       264,238       270,600
International                                   38,068        35,275        23,887
                                              --------      --------      --------
Total                                          361,398       299,513       294,487
                                              ========      ========      ========

LONG-LIVED ASSETS:
United States                                   94,890        90,674        85,697
International                                   21,910        19,555        18,655
                                              --------      --------      --------
Total                                         $116,800       110,229       104,352
                                              ========      ========      ========

       Sales to one customer and its affiliate accounted for 23 percent, 26 percent, and 29 percent of the Company's net sales in fiscal 2001, 2000, and 1999, respectively.

(11)   ACQUISITIONS AND PURCHASES OF TRADEMARKS

       On July 31, 1998, the Company acquired the Wigo(R) trademark and certain assets from EWT Elektrogerate GmbH & Co. KG of Germany in a cash transaction. As a result, the Company now has the exclusive worldwide rights to design, market and sell various appliances, including professional salon hair care appliances, under the Wigo(R) trademark.

       On September 25, 1998, the Company acquired 100% of the stock of Karina, Inc., a New Jersey corporation. Karina develops, designs and markets basic and fashion hair accessories, brushes, combs, and various personal care implements. In exchange for the stock of Karina, the Company issued 691,760 shares of its common stock to Karina's shareholders. During fiscal 2000 25,634 of those shares, which were held in escrow, were settled, resulting in a recovery to the Company of approximately $546,000.

       On October 19, 1998, the Company acquired 100% of the stock of DCNL, Inc., a California corporation. DCNL develops, designs and markets specialized hair brushes and accessories. In exchange for the stock of DCNL, the Company issued 350,000 shares of its Common Stock and made additional cash payments to DCNL's shareholders. Under the terms of the agreement, DCNL's shareholders redeemed their contingent value



                                                                     (Continued)

                         HELEN OF TROY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)   ACQUISITIONS AND PURCHASES OF TRADEMARKS, CONTINUED

          rights issued as part of the acquisition and received 154,544 additional shares of Helen of Troy common stock subsequent to fiscal 1999.

       In December 1999, the Company entered into a long-term license with Sunbeam Products, Inc. to develop, market and distribute hair dryers and curling irons, hairsetters, styling products and hot air brushes under the Sunbeam(R) trade name in the United States and Canada. In January 2000 the Company acquired a long-term license from Sunbeam Products, Inc. to design, develop and sell human hair clippers and trimmers under the Sunbeam(R) trade name. At the same time Sunbeam Products, Inc. granted Helen of Troy a license to sell the same products under the Oster(R) trade name for a transitional period.

       In March 2000, the Company acquired a 55 percent ownership interest in Tactica International, Inc. ("Tactica") for $2,500,000. In addition, the Company loaned the minority shareholders of Tactica $3,500,000 on March 14, 2000. The interest rate on these loans is 8.75 percent. All principal and accrued interest on the loans is due March 14, 2005. Included in "Other assets" on the Company's February 28, 2001 consolidated balance sheet is $3,826,000 related to the principal and accrued interest on these loans. The Company has also agreed to fund Tactica's working capital requirements through an intercompany revolving credit facility limited to $17,500,000. The 45 percent interest held by other shareholders in Tactica's deficit appears as a reduction of the Company's stockholders' equity on the February 28, 2001 consolidated balance sheet. The financial results of Tactica, have been included in the accompanying financial statements of the Company, beginning March 14, 2000, the date of acquisition. It was not practical to develop pro forma information for the year ended February 29, 2000.

       The Company accounted for the acquisitions discussed above using the purchase method of accounting. Costs in excess of the fair value of the net tangible assets acquired are included in goodwill. The Company is amortizing these costs over 15 to 30 years.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

     Years ended February 28, 2001, February 29, 2000 and February 28, 1999
                                 (in thousands)


                                                                       Additions
                                                                       ---------
                                                  Balance at    Charged to                 Write-off of
                                                  Beginning      cost and                  uncollectible   Balance at
Description                                        of Year       expenses     Recoveries     accounts      End of Year
-----------                                       ----------    ----------    ----------   -------------   -----------
Year ended February 28, 2001
     Allowance for accounts receivable             $  2,514      $  2,469      $     63      $    965      $  4,081

Year ended February 29, 2000
     Allowance for accounts receivable                1,756         2,554            64         1,860         2,514

Year ended February 28, 1999
     Allowance for accounts receivable                  568         2,267            29         1,108         1,756

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2001 fiscal year, is incorporated herein by reference in response to this Item 10.

ITEM 11.   EXECUTIVE COMPENSATION

           Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2001 fiscal year, is incorporated herein by reference in response to this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2001 fiscal year, is incorporated herein by reference in response to this Item 12.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2001 fiscal year, is incorporated herein by reference in response to this Item 13.

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

          10.17 Helen of Troy Limited 1998 Employee Stock Option and Restricted Stock Plan. (Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on November 6, 1998).

          10.18 Helen of Troy Limited 1998 Employee Stock Purchase Plan, as previously filed as Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 6, 1998, is hereby incorporated herein by reference.

          10.19 Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999. (Filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ending August 31,
                      1999).

          10.20 Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan. (Filed as Exhibit
                      10.30 to the Registrant's Quarterly Report on Form 10-Q for the period ending August 31, 1999).

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

          2.          Schedule:  Schedule II - Valuation and Qualifying Accounts

(c)       Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

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


                                    HELEN OF TROY LIMITED


                                    By: /s/ Gerald J. Rubin
                                       -------------------------------------
                                        Gerald J. Rubin, Chairman,
                                        Chief Executive Officer and Director

Dated    May 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                   Title                               Date
------------------------------          --------------------------------------        ------------
                                        Chairman of the Board, Chief
                                        Executive Officer, President, and
  /s/ Gerald J. Rubin                   Director (Principal Executive Officer)        May 29, 2001
-------------------------------
     (Gerald J. Rubin)

                                        Senior Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
  /s/ Russell G. Gibson                 Officer)                                      May 29, 2001
-------------------------------
     (Russell G. Gibson)



  /s/ Stanlee N. Rubin                  Director                                      May 29, 2001
-------------------------------
     (Stanlee N. Rubin)



  /s/ Christopher L. Carameros          Director                                      May 29 , 2001
-------------------------------
     (Christopher L. Carameros)


  /s/ Byron H. Rubin                    Director                                      May 29, 2001
-------------------------------
     (Byron H. Rubin)



                                        Director                                      May 29, 2001
-------------------------------
     (Daniel C. Montano)



  /s/ Gary B. Abromovitz                Director                                      May 29, 2001
-------------------------------
     (Gary B. Abromovitz)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  21        -       Subsidiaries of the Registrant, filed herewith.

  23        -       Independent Auditors' Consent, filed herewith.