Form 10-Q
period 2001-05-31
HELEN OF TROY LTD
filed 2001-07-16
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 2001


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________


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

         As of July 12, 2001 there were 28,065,726 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX


                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

                  Item 1  Consolidated Condensed Balance
                  ------            Sheets as of May 31, 2001 (unaudited) and
                                    February 28, 2001.........................................................3

                          Consolidated Condensed Statements
                                    of Income (unaudited) for the Three Months
                                    Ended May 31, 2001 and May 31, 2000.......................................5

                          Consolidated Condensed Statements
                                    of Cash Flows (unaudited) for the Three Months
                                    Ended May 31, 2001 and May 31, 2000.......................................6

                          Notes to Consolidated Condensed
                                    Financial Statements......................................................8

                  Item 2  Management's Discussion and Analysis of
                  ------            Financial Condition and Results of
                                    Operations...............................................................11


PART II. OTHER INFORMATION


                  Item 6  Exhibits and Reports on Form 8-K...................................................13
                  ------
SIGNATURES...................................................................................................14

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)


                                                                                         May 31,            February 28,
                                                                                           2001                 2001
                                                                                        ------------        ------------
                                                                                        (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                           $      7,340        $     25,937
    Marketable securities, at market value                                                       451               1,956
    Receivables, principally trade, less allowance
         of $4,671 at May 31, 2001 and $4,081
         at February 28, 2001                                                                 63,178              64,310
     Inventories                                                                             141,640             118,544
     Prepaid expenses                                                                          4,205               2,516
     Deferred income tax benefits                                                              7,136               7,118
                                                                                        ------------        ------------
     Total current assets                                                                    223,950             220,381


Property and equipment, net of accumulated depreciation of $9,908 at May 31,
         2001 and $9,133 at February 28, 2001                                                 47,277              47,763

Goodwill, net of accumulated amortization of $6,604 at
         May 31, 2001 and $6,096 at February 28, 2001                                         42,293              42,808

License  agreements, at cost less accumulated amortization of $10,974 at May 31,
         2001 and $10,676 at February 28, 2001                                                 7,546               7,844

Other assets, net of accumulated amortization                                                 18,050              18,385
                                                                                        ------------        ------------
                                                                                        $    339,116        $    337,181
                                                                                        ============        ============



                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)


                                                                                   May 31,              February 28,
                                                                                     2001                  2001
                                                                                  ------------         ------------
                                                                                  (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable to banks                                                   $     10,000         $     10,000
         Accounts payable, principally trade                                            13,161               21,003
         Accrued expenses:
              Advertising and promotional                                                6,527                5,101
              Other                                                                     10,884                8,343
         Income taxes payable                                                           19,344               18,125
                                                                                  ------------         ------------
              Total current liabilities                                                 59,916               62,572

Long-term debt                                                                          55,000               55,000
                                                                                  ------------         ------------

              Total liabilities                                                        114,916              117,572

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                                      --                   --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,065,726 shares issued and outstanding at May 31, 2001 and
              February 28, 2001                                                          2,806                2,806
         Additional paid-in capital                                                     52,206               52,206
         Retained earnings                                                             173,523              169,503
         Minority interest deficit of acquired subsidiary                               (4,335)              (4,906)
                                                                                  ------------         ------------

              Total stockholders' equity                                               224,200              219,609
                                                                                            --                   --
Commitments and contingencies
                                                                                  ------------         ------------
                                                                                  $    339,116         $    337,181
                                                                                  ============         ============



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)




                                                                                              Three months ended
                                                                                                   May 31,
                                                                                           2001                2000
                                                                                      ------------         ------------
Net sales                                                                             $     91,004         $     76,111
Cost of sales                                                                               49,404               46,182
                                                                                      ------------         ------------

         Gross profit                                                                       41,600               29,929

Selling, general and administrative expenses                                                34,307               26,295
                                                                                      ------------         ------------

         Operating income                                                                    7,293                3,634

Other income (expense):
         Interest expense                                                                   (1,059)                (982)
         Other income, net                                                                     162                  297
                                                                                      ------------         ------------

         Total other income (expense)                                                         (897)                (685)
                                                                                      ------------         ------------

         Earnings before income taxes                                                        6,396                2,949

Income tax expense (benefit):
         Current                                                                             1,737                  400
         Deferred                                                                               68                  215
                                                                                      ------------         ------------

         Net earnings                                                                 $      4,591         $      2,334
                                                                                      ============         ============

Earnings per share:
         Basic                                                                        $        .16         $        .08
         Diluted                                                                               .16                  .08

Weighted average number of common shares used in computing earnings per share:
         Basic                                                                          28,065,726           28,716,934
         Diluted                                                                        28,542,965           29,117,349

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                   Three months ended May 31,
                                                                                  2001                 2000
                                                                              ------------         ------------
Cash flows from operating activities:
         Net earnings                                                         $      4,591         $      2,334
         Adjustments to reconcile net income to cash used by operating activities:
              Depreciation and amortization                                          2,163                1,878
              Provision for doubtful receivables                                       365                   39
              Deferred taxes, net                                                      (18)                 215
              Proceeds from sales of marketable securities                           1,614                  286
              Realized gain - trading securities                                      (745)                 (17)
              Unrealized loss - trading securities                                     636                  137
              Changes in operating assets and liabilities:
                  Accounts receivable                                                  767               (6,098)
                  Inventory                                                        (23,096)              (2,394)
                  Prepaid expenses                                                  (1,689)                 293
                  Accounts payable                                                  (7,842)              (3,863)
                  Accrued expenses                                                   3,967                1,241
                  Income taxes payable                                               1,219                   34
                                                                              ------------         ------------
              Net cash used by operating activities                                (18,068)              (5,915)

Cash flows from investing activities:
         Capital and license expenditures                                             (205)              (3,991)
         Other assets                                                                 (324)              (3,598)
         Cash paid for acquisition, net of cash acquired                                --               (2,205)
                                                                              ------------         ------------
              Net cash used by investing activities                                   (529)              (9,794)







                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                Three months ended May 31,
                                                              2001                 2000
                                                           ------------         ------------
Cash flows from financing activities:
         Exercise of stock options                         $         --         $          8
         Common stock repurchases                                    --               (1,283)
                                                           ------------         ------------

              Net cash used by financing activities                  --               (1,275)
                                                           ------------         ------------


Net decrease in cash and cash equivalents                       (18,597)             (16,984)
Cash and cash equivalents, beginning of period                   25,937               34,265
                                                           ------------         ------------
Cash and cash equivalents, end of period                   $      7,340         $     17,281
                                                           ============         ============

Supplemental cash flow disclosures:
         Interest paid                                     $        988         $        982
         Income taxes paid, net of refunds                          489                   --




See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 2001


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of May 31, 2001 and February 28, 2001 and the results of its operations for the three-month periods ended May 31, 2001 and 2000. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

         Certain reclassifications were made to information for the three months ended May 31, 2000 in order to conform to the presentation for the three months ended May 31, 2001.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes that the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 477,239 and 400,415 for the three months ended May 31, 2001 and 2000, respectively. All dilutive securities for the three months ended May 31, 2001 consisted of dilutive stock options issued under the Company's stock option plans. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock totaled 3,577,962 at May 31, 2001 and 4,057,202 at May 31, 2000.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of May 31, 2001, the Company had repurchased 1,342,341 of its shares under this resolution at a total cost of $8,699,000. The Company did not purchase any of its shares during the three months ended May 31, 2001.

Note 5 - The following table contains segment information for first quarter fiscal 2002 and 2001.

                                 (in thousands)


                             North                                        Corporate /
   2002                     American      International     Tactica          Other            Total
   ----                   ------------    -------------   ------------    ------------    ------------
Net sales                 $     69,236    $      4,049    $     17,719           $  --    $     91,004
Operating income (loss)          6,395          (1,333)          2,612            (381)          7,293
Capital / license
expenditures                       174              --              31              --             205
Depreciation and
amortization                     2,049             102              12              --           2,163

  2001
  ----

Net sales                 $     68,204    $      4,062    $      3,845           $  --    $     76,111
Operating income (loss)          5,196            (629)           (635)           (298)          3,634
Capital / license
expenditures                     3,745              91              --             155           3,991
Depreciation and
amortization                     1,714              89              10              65           1,878


     Identifiable assets at May 31, 2001 and February 28, 2001 were as follows:

                                 (in thousands)


                         North                                       Corporate /
                       American      International      Tactica        Other           Total
                      ----------     -------------     ----------     ----------     ----------

May 31, 2001            $278,447        $21,331         $23,129        $16,204        $339,116

February 28, 2001        273,068         24,331          19,943         19,839         337,181



         The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the United States, Canada, and Mexico. The International segment sells the same types of products in countries outside North America. Tactica sells a variety of personal care and other consumer products directly to consumers and to retailers. The Company's chief operating decision maker reviews the results of each of the three operating segments separately.

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

Note 6 -

         The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail, the resulting tax liability could range from $5,600,000 to $30,400,000 (U.S.) for the period from fiscal 1990 through 2001. In connection with the IRD's assertion, the Company purchased $5,750,000 (U.S.) in tax reserve certificates in Hong Kong as of February 28, 2001. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

         Net sales for the three months ended May 31, 2001 (the first quarter of fiscal 2002) increased $14,893,000, or 19.6%, to $91,004,000, compared to
$76,111,000 for the three months ended May 31, 2000 (the first quarter of fiscal
2001). The increase is largely attributable to growth in the Tactica operating segment and to a lesser extent, in the North American operating segment. Increased sales of Tactica's Epil-Stop depilatory product and North American sales of the Company's spa line, quiet hair dryers and other product innovations were the primary reasons for the sales growth in these segments. Sales within the International Segment declined slightly, as the strength of the U.S. Dollar, versus various other foreign currencies, reduced International segment sales.

         Gross profit as a percentage of sales increased to 45.7% in the first quarter of fiscal 2002 from 39.3% in the first quarter of fiscal 2001. Sales derived from the Company's Tactica operating segment contributed significantly to the gross profit increase. Tactica's sales increased as a percentage of the Company's total sales during the first quarter of fiscal 2002 versus the first quarter of fiscal 2001 and were at higher gross margins than the Company's other sales. Sales within the Company's other segments also helped to increase gross profit as a percentage of sales, as sales of the new spa line and quiet dryer produced relatively high gross margins.

         Selling, general and administrative expenses as a percentage of sales increased to 37.7% of sales for the three months ended May 31, 2001, compared to 34.5% during the three months ended May 31, 2000. The increase was due primarily to expenses associated with Tactica's national media advertising campaigns. Tactica typically operates at higher gross profit margins than Helen of Troy's other operating segments, but also has higher operating expenses because of the high level of television and print advertising necessary to Tactica's business.

         Interest expense for the three months ended May 31, 2001 totaled $1,059,000, an increase of $77,000 compared to interest expense of $982,000 for the three months ended May 31, 2000. This increase was due to the Company's increased borrowing under its primary line of credit.

         Income tax expense was 28.2% of earnings before income taxes for the first quarter of fiscal 2002, compared to 20.9% for the first quarter of fiscal 2001. The increase is due to the fact that Tactica, which has a 43.5% tax rate, generated income for the first quarter of fiscal 2002, compared to a loss for the same period a year earlier.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital and current ratio were $164,034,000 and
3.7 to 1, respectively at May 31, 2001, compared to working capital of $157,809,000 and a current ratio of 3.5 to 1 at February 29, 2001.

         Cash decreased from $25,937,000 at February 28, 2001 to $7,340,000 at May 31, 2001. The Company's operating activities used cash of $18,068,000 due mainly to increased inventory and decreased accounts payable levels.

         The Company believes that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's on going liquidity needs for the foreseeable future.

Information relating to forward-looking statements
--------------------------------------------------

         This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with new products and new product lines, (7) risks associated with operating in foreign jurisdictions, (8) worldwide and domestic economic conditions, (9) the impact of current and future laws and regulations, (10) the domestic and foreign tax rates to which the Company is subject, (11) uninsured losses, (12) reliance on computer systems, (13) management's reliance on the representations of third parties, (14) risks associated with new business ventures and acquisitions, (15) risks associated with investments in equity securities and (16) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

New Accounting Guidance
-----------------------

         In April 2001, the FASB's Emerging Issues Tasks force ("EITF") reached consensus on EITF Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires vendors who offer certain allowances to customers to characterize those allowances as reductions of net sales, rather than as selling, general, and administrative expenses. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires restatement of prior periods if possible. Had the Company applied EITF 00-25 to its first quarter fiscal 2002 and 2001 results, net sales and selling, general, and administrative expense would have decreased by $400,000 in fiscal 2002 and $307,000 in fiscal 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  On May 8, 2001, the Company filed a report on Form 8-K in connection with the public announcement of its fourth quarter fiscal 2001 earnings release.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HELEN OF TROY LIMITED

                                                   (Registrant)



Date   July 12, 2001                             s/Gerald J. Rubin
     ------------------                  ---------------------------------
                                                  Gerald J. Rubin
                                           Chairman of the Board, Chief
                                         Executive Officer and President
                                            (Principal Executive Officer)


Date   July 12, 2001                            s/Russell G. Gibson
     ------------------                  ---------------------------------
                                                  Russell G. Gibson
                                         Senior Vice-President, Finance,
                                             and Chief Financial Officer
                                             (Principal Financial Officer)