Form 10-Q
period 2001-08-31
HELEN OF TROY LTD
filed 2001-10-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from .................. to ......................


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 9, 2001 there were 28,079,006 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.
PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
                    Sheets as of August 31, 2001 (unaudited) and
                    February 28, 2001...........................................................3

                 Consolidated Condensed Statements
                    of Income (unaudited) for the Three Months and Six Months
                    Ended August 31, 2001 and August 31, 2000...................................5

                 Consolidated Condensed Statements
                    of Cash Flows (unaudited) for the Six Months
                    Ended August 31, 2001 and August 31, 2000...................................6

                 Notes to Consolidated Condensed
                    Financial Statements........................................................8

         Item 2  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.................................................................12

PART II. OTHER INFORMATION

         Item 4  Submission of Matters to a Vote of Security Holders...........................16


         Item 6  Exhibits and reports on Form 8-K..............................................17

SIGNATURES.....................................................................................18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                              August 31,    February 28,
                                                                 2001           2001
                                                              ----------    ------------
                                                              (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                 $   11,264     $   25,937
    Marketable securities, at market value                           173          1,956
    Receivables, principally trade, less allowance
         of $5,217 at August 31, 2001 and
         $4,081 at February 28, 2001                              74,682         64,310
     Inventories                                                 149,490        118,544
     Prepaid expenses                                              5,488          2,516
     Deferred income tax benefits                                  8,603          7,118
                                                              ----------     ----------
     Total current assets                                        249,700        220,381

Property and equipment, net of accumulated depreciation
         of $10,486 at August 31, 2001 and $9,133 at
         February 28, 2001                                        46,932         47,763

Goodwill, net of accumulated amortization of $7,154 at
         August 31, 2001 and $6,096 at February 28, 2001          41,750         42,808

License agreements, at cost less accumulated amortization
         of $11,354 at August 31, 2001 and $10,676 at
         February 28, 2001                                         7,166          7,844

Other assets, net of accumulated amortization                     17,743         18,385
                                                              ----------     ----------
                                                              $  363,291     $  337,181
                                                              ==========     ==========


                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                             August 31,     February 28,
                                                                                2001           2001
                                                                             ----------     ------------
                                                                            (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Notes payable to banks                                              $   10,000      $   10,000
         Accounts payable, principally trade                                     23,392          21,003
         Accrued expenses:
              Advertising and promotional                                         6,581           5,101
              Other                                                              13,320           8,343
         Income taxes payable                                                    22,888          18,125
                                                                             ----------      ----------
              Total current liabilities                                          76,181          62,572

Long-term debt                                                                   55,000          55,000
                                                                             ----------      ----------

              Total liabilities                                                 131,181         117,572

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                               --              --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,079,006 and 28,065,526 shares issued and outstanding at
              August 31, 2001 and February 28, 2001, respectively                 2,806           2,806
         Additional paid-in capital                                              52,543          52,206
         Retained earnings                                                      179,879         169,503
         Minority interest in deficit of acquired subsidiary                     (3,118)         (4,906)
                                                                             ----------      ----------
              Total stockholders' equity                                        232,110         219,609

Commitments and contingencies
                                                                             ----------      ----------
                                                                             $  363,291      $  337,181
                                                                             ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                               Three months ended                Six months ended
                                                   August 31,                       August 31,
                                             2001             2000             2001             2000
                                         ------------     ------------     ------------     ------------
Net sales                                $    113,482     $     88,233     $    205,557     $    164,344
Cost of sales                                  57,086           54,416          106,490          100,598
                                         ------------     ------------     ------------     ------------
                                               56,396           33,817           99,067           63,746

Selling, general and administrative
expenses                                       45,465           29,493           80,866           55,788
                                         ------------     ------------     ------------     ------------
         Operating income                      10,931            4,324           18,201            7,958

Other income (expense):
         Interest expense                      (1,111)          (1,038)          (2,170)          (2,020)

         Other income (net)                       390              332              575              629
                                         ------------     ------------     ------------     ------------
         Total other income (expense)            (721)            (706)          (1,595)          (1,391)
                                         ------------     ------------     ------------     ------------

Earnings before income taxes                   10,210            3,618           16,606            6,567
Income tax expense (benefit):
         Current                                4,374             (384)           6,197               16
         Deferred                              (1,467)            (256)          (1,485)             471
                                         ------------     ------------     ------------     ------------
Net earnings                             $      7,303     $      3,746     $     11,894     $      6,080
                                         ============     ============     ============     ============
Earnings per share:
         Basic                           $        .26     $        .13     $        .42     $        .21
         Diluted                                  .25              .13              .41              .21

Weighted average number of common
         and common equivalent shares
         used in computing earnings
         per share:
         Basic                             28,071,848       28,479,321       28,066,743       28,598,401
         Diluted                           29,337,253       28,793,026       28,938,065       28,955,461

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                 Six months ended August 31,
                                                                    2001            2000
                                                                 ----------      ----------

Cash flows from operating activities:
         Net earnings                                            $   11,894      $    6,080
         Adjustments to reconcile net income to cash used
              by operating activities:
              Depreciation and amortization                           4,308           4,063
              Provision for doubtful receivables                        562              67
              Deferred taxes, net                                    (1,485)            471
              Proceeds from sales of marketable securities            1,614             286
              Realized gain - trading securities                       (584)            (17)
              Unrealized loss (gain) - trading securities               753             (42)
              Changes in operating assets and liabilities:
                  Accounts receivable                               (10,934)        (19,611)
                  Inventory                                         (30,946)         (7,162)
                  Prepaid expenses                                   (2,972)             39
                  Accounts payable                                    2,389            (721)
                  Accrued expenses                                    6,457           2,119
                  Income taxes payable                                4,763            (929)
                                                                 ----------      ----------
              Net cash used by operating activities                 (14,181)        (15,357)

Cash flows from investing activities:
         Capital and license expenditures                              (516)         (2,663)
         Other assets                                                  (583)         (5,543)
         Cash paid for acquisition, net of cash acquired                 --          (2,205)
                                                                 ----------      ----------
              Net cash used by investing activities                  (1,099)        (10,411)

                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                             Six months ended August 31,
                                                                 2001           2000
                                                              ----------     ----------
Cash flows from financing activities:
         Common stock repurchases                             $       --     $   (2,640)
         Capital contribution to Tactica International,
         Inc. subsidiary from minority shareholders           $      600     $       --
         Exercise of stock options                                     7            139
                                                              ----------     ----------
              Net cash provided (used) by financing
              activities                                             607         (2,501)
                                                              ----------     ----------
Net decrease in cash and cash equivalents                        (14,673)       (28,269)
Cash and cash equivalents, beginning of period                    25,937         34,265
                                                              ----------     ----------
Cash and cash equivalents, end of period                      $   11,264     $    5,996
                                                              ==========     ==========
Supplemental cash flow disclosures:
         Interest paid                                        $    2,132     $    2,020
         Income taxes paid, net of refunds                           835            830

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2001


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of August 31, 2001 and February 28, 2001 and the results of its operations for the three-month and six-month periods ended August 31, 2001 and 2000. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Certain reclassifications were made to information for the three months and six months ended August 31, 2000 in order to conform to the presentation for the three months and six months ended August 31, 2001.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,265,405 and 313,705 for the three months ended August 31, 2001 and 2000, respectively, and 871,322 and 357,060 for the six months ended August 31, 2001 and 2000, respectively. All dilutive securities for the six months ended August 31, 2001 consisted of dilutive stock options issued under the Company's stock option plans. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock totaled 3,184,162 at August 31, 2001 and 4,091,762 at August 31, 2000.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of August 31, 2001, the Company had repurchased 1,342,341 of its shares under this resolution at a total cost of $8,699,000. The Company did not purchase any of its shares during the six months ended August 31, 2001.

Note 5 - The following table contains segment information as of and for the three month and six month period ended August 31, 2001 and August 31, 2000.

                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                 (in thousands)

                            North                                 Corporate/
AUGUST 31, 2001           American   International    Tactica       Other       Total
-----------------------   --------   -------------    --------   -----------   --------
Net sales                 $ 75,173   $       5,676    $ 32,633   $       --    $113,482
Operating income (loss)      9,350          (1,007)      3,926       (1,338)     10,931
Capital/license
expenditures                   257               8          46           --         311
Depreciation and
amortization                 1,465             618          13           49       2,145

AUGUST 31, 2000
-----------------------
Net sales                 $ 78,461   $       4,377    $  5,395   $      --     $88,233
Operating income (loss)      8,844            (600)     (2,480)     (1,440)      4,324
Capital/license
expenditures                 1,989              76         239          --       2,304
Depreciation and
amortization                 1,508             632          15          30       2,185

                    SIX MONTHS ENDED AUGUST 31, 2001 AND 2001
                                 (in thousands)

                            North                                 Corporate/
AUGUST 31, 2001           American   International    Tactica       Other       Total
-----------------------   --------   -------------    --------   -----------   --------
Net sales                 $144,409   $       9,725    $ 51,423   $      --     $205,557
Operating income (loss)     15,745          (2,340)      6,515      (1,719)      18,201
Capital/license
expenditures                   431               8          77          --          516
Depreciation and
amortization                 3,472             720          25          91        4,308

AUGUST 31, 2000
-----------------------
Net sales                 $146,665   $       8,439    $  9,240   $      --     $164,344
Operating income (loss)     14,040          (1,229)     (3,115)     (1,738)       7,958
Capital/license
expenditures                 2,102             167         239         155        2,663
Depreciation and
amortization                 3,222             721          25          95        4,063

         Identifiable assets at August 31, 2001 and February 28, 2001 were as follows:

                                             (in thousands)

                            North                                 Corporate/
                          American   International    Tactica       Other       Total
                          --------   -------------    --------   -----------   --------
August 31, 2001           $293,497   $      24,414    $ 28,030   $  17,350    $363,291

February 28, 2001          273,068          24,331      19,943      19,839     337,181

           The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the United States, Canada, and Mexico. The International segment sells the same types of products outside North America. Tactica sells a variety of personal care and other consumer products directly to consumers and to retailers.

           Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general and administrative SG&A expenses associated with the segment. The SG&A expense totals used to compute each segment's operating profit are comprised of SG&A expenses directly associated with those segments, plus corporate overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

Note 6 - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail, the resulting tax liability could range from $5,600,000 to $31,428,000 (U.S.) for the period from fiscal 1990 through the second quarter of fiscal 2002. In connection with the IRD's assertion, the Company had purchased $5,750,000 (U.S.) in tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the ultimate tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.

Note 7 - Helen of Troy's consolidated results of operations include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time of Helen of Troy's acquisition of this interest, Tactica reported an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At August 31, 2001, Tactica's accumulated deficit remaining to be eliminated is approximately $6,900,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended August 31, 2001

Net sales for the quarter ended August 31, 2001 increased $25,249,000, or 28.6 percent, to $113,482,000, compared to $88,233,000 for the quarter ended August 31, 2000. The sales increase is largely attributable to growth in the Tactica operating segment. Tactica continues to achieve sales increases in both the direct response and retail markets with its Epil-Stop hair removal products and other products. The Company also attained sales growth in its International operating segment during the quarter. The International segment's sales increase was attributable to an increased presence in Latin America as well as increased sales in the U.K., Germany and France. Second quarter fiscal 2002 North American operating segment sales decreased 4.4 percent, compared to the same period last year, due to softness in the retail distribution channel resulting primarily from a weaker U.S. economy. The Company did achieve percent sales growth in the professional distribution channel within the North American segment due to the strong performance of products such as the ION hair dryer and hair straighteners.

Gross profit as a percentage of sales increased to 49.7 percent in the second three months of fiscal 2002 versus 38.2 percent in the second three months of fiscal 2001. Tactica contributed significantly to the gross profit increase, as its sales increased to $33,704,000 during the second quarter of fiscal 2002 versus $5,395,000 for the second quarter of fiscal 2001 .Tactica's sales produce higher gross margins than the Company's other operating segments, consequently, the increase in sales by Tactica, relative to the other operating segments, has produced higher consolidated gross margins. Exclusive of Tactica's earnings, the Company achieved a 39.1 percent gross profit margin in the second quarter of fiscal 2002 as compared to a 36.4 percent gross profit margin in the second quarter of fiscal 2001.

Selling, general and administrative expenses ("SG&A") as a percentage of sales increased to 40.1 percent of sales for the quarter ended August 31, 2001, compared to 33.5 percent during the quarter ended August 31, 2000. The increase was due primarily to expenses associated with Tactica national media advertising campaigns. Tactica typically operates at higher gross profit margins than Helen of Troy's other operating segments, but also has higher operating expenses because of the high level of television and print advertising inherent in Tactica's business model. Exclusive of Tactica, Helen of Troy's other operating segments achieved slight decreases in SG&A, as a percentage of net sales, from
33.5 percent during the second quarter of last fiscal year to 30.5 percent, during the second quarter of this fiscal year.

Interest expense for the quarter ended August 31, 2001 totaled $1,111,000, an increase of $73,000, compared to interest expense of $1,038,000 for the quarter ended August 31, 2000. This increase was due to the Company's increased borrowing under its primary line of credit.

Income tax expense was 28.5 percent of earnings before income taxes for the second quarter of fiscal 2002, compared to a tax benefit of 3.5 percent of earnings for the second quarter of fiscal 2001. The increase is due to the fact that Tactica, which has a 43.5 percent tax rate, generated income for the second quarter of fiscal 2002, compared to a loss for the same period a year earlier. Exclusive of Tactica, the Company has a 19.8 percent effective tax rate for the second quarter of fiscal of 2002.

Six months ended August 31, 2001

Net sales for the six months ended August 31, 2001 (the first half of fiscal
2002) increased $41,213,000, or 25.1 percent, to $205,557,000, compared to
$164,344,000 for the six months ended August 31, 2000 (the first half of fiscal
2001). As was the case for the second quarter of fiscal 2002, the sales increase is largely attributable to growth in the Tactica operating segment. Consistent with the second quarter, the Company attained sales growth in its International operating segment during the first half attributable to an increased presence in Latin America as well as increased sales in the U.K., Germany and France. The Company's North American operating segment sales were 1.5 percent lower for the first six months of fiscal 2002, compared to the same period a year earlier. A weaker U.S. economy in the retail distribution channel primarily contributed to this decrease. The Company did achieve a professional distribution channel within the north American segment. The events of and related to the September 11 tragedies in New York, Washington D.C. and Pennsylvania, combined with continuing softness in the U.S. economy could negatively affect the Company's second half sales.

Gross profit as a percentage of sales increased to 48.2 percent in the first half of fiscal 2002 versus 38.8 percent in the first half of fiscal 2001. Consistent with the second quarter of Physical 2002, Tactica contributed significantly to the first half gross profit increase. Tactica's sales increased from $9,200,000 to $51,400,000 during the first half of fiscal 2002 versus the first half of fiscal 2001 and were at higher gross margins than the Company's sales in other segments. Exclusive of Tactica's earnings, the Company achieved a
39.1 percent gross profit margin in the first six months of fiscal 2002 as compared to a 37.1 percent gross profit margin in the first six months of fiscal 2001.

Selling, general and administrative expenses ("SG&A") as a percentage of sales increased to 39.3 percent of sales for the six months ended August 31, 2001, compared to 34.0 percent during the six months ended August 31, 2000. The increase in the first half of Physical 2002 was due primarily to expenses associated with Tactica national media advertising campaigns. Tactica's SG&A expense as a percentage to sales are comparatively greater than the Company's other operating segments due to the high level of television and print advertising inherent in Tactica's business model. Exclusive of Tactica, Helen of Troy's other operating segments incurred modest increases in SG&A as a percentage of sales, from 30.1 percent to 31.6 percent, during the first six months of this fiscal versus the same period last year.

Interest expense for the six months ended August 31, 2001 totaled $2,170,000, an increase of $150,000, compared to interest expense of $2,020,000 for the six months ended August 31, 2000. This increase was due to the Company's increased borrowing under its primary line of credit.

Income tax expense was 28.4 percent of earnings before income taxes for the first six months of fiscal 2002, compared to 7.4 percent for the first six months of fiscal 2001. The increase is due to the fact that Tactica, which has a
43.5 percent effective tax rate, generated income for the first half of fiscal 2002, compared to a loss for the same period a year earlier. Exclusive of Tactica, the company has a 19.9 percent effective rate for the 6 months ending August 31, 2002.

Liquidity and Capital Resources

The Company's working capital and current ratio were $173,519,000 and 3.3 to 1, respectively at August 31, 2001, compared to working capital of $157,809,000 and a current ratio of 3.5 to 1 at February 28, 2001.

Cash decreased from $25,937,000 at February 28, 2001 to $11,204,000 at August 31, 2001. The Company's operating activities used cash of $14,181,000 due mainly to increased inventory and receivable levels. The Company increased its inventory levels in order to position itself for the holiday selling season.

The Company maintains a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows for borrowings totaling $25,000,000 and charges interest at the LIBOR rate plus a percentage that varies based the Company's debt to the Company's earnings before interest, taxes, depreciation and amortization (EBITDA). Of the $25,000,000 commitment, $10,000,000 may be loaned at the discretion of the lender. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. At August 31, 2001, the interest rate charged under the line of credit ranged from 5.19 percent to 5.21 percent. This revolving credit loan allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the revolving credit loan on a dollar-for-dollar basis. As of August 31, 2001, borrowings totaled $10,000,000 and there were no outstanding letters of credit under this facility.

The Company has an additional line of credit with a different lender, specifically for the issuance of letters of credit. That line of credit charges interest at the bank's prime rate plus two percent, allows up to $4,000,000 in letters of credit to be outstanding at any one time and expires November 9, 2001. As of August 31, 2001, there were no borrowings and there were $2,100,000 in letters of credit under this facility.

The Company believes that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future.

Accounting for Tactica International, Inc.

Helen of Troy's consolidated results of operations include 100 percent of the net earnings and losses Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time of Helen of Troy's acquisition of this interest, Tactica had an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At August 31, 2001, Tactica's accumulated deficit remaining to be eliminated is approximately $6,900,000. If this deficit is eliminated, the Company's subsequent consolidated results of operation will include 55 percent rather than 100 percent of Tactica's net earnings or losses.

Information relating to forward-looking statements

This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks, (5) risks associated with inventory, including potential obsolescence, (6) risks associated with new products and new product lines, (7) risks associated with operating in foreign jurisdictions, (8) worldwide and domestic economic conditions, (9) political conditions and events in the United States and abroad, (10) the impact of current and future laws and regulations, (11) the domestic and foreign tax rates to which the Company is subject, (12) uninsured losses, (13) reliance on computer systems, (14) management's reliance on the representations of third parties, (15) risks associated with new business ventures and acquisitions, (16) risks associated with investments in equity securities, (17) the Company's ability to access the capital markets and equity markets and (18) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

New Accounting Guidance

In April 2001, the FASB's Emerging Issues Tasks force ("EITF") reached consensus on EITF Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires vendors who offer certain allowances to customers to characterize those allowances as reductions of net sales, rather than as selling, general, and administrative expenses. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires restatement of prior periods if possible. Had the Company applied EITF 00-25 to its second quarter fiscal 2002 and 2001 results, net sales and selling, general, and administrative expense would have decreased by $791,000 in fiscal 2002 and $661,000 in fiscal 2001.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held August 28, 2001 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

o Proposal 1.       Election of Directors;
o Proposal 2.       To consider an amendment to the Helen of Troy Limited 1998
                    Stock Option and Restricted Stock Plan to increase the number of shares of the Company's common stock available under such plan.

A description of the foregoing matters is contained in the Company's Proxy Statement dated July 13, 2001, relating to the 2001 Annual Meeting of Shareholders.

With respect to Proposal 1, the Directors received the following votes:

                                                      Against or
                                          For          Withheld
                                       ----------     ----------
          Gerald J. Rubin              22,209,623        241,601
          Daniel C. Montano            19,889,111      2,562,113
          Byron H. Rubin               22,342,728        103,496
          Stanlee N. Rubin             22,202,678        249,146
          Gary B. Abromovitz           22,352,920         98,304
          Christopher L. Carameros     22,358,172         93,052

Proposal 2 received the following votes:

               Proposal 2
               ----------

                                                                      Broker
                       For           Against       Abstentions      Non-Votes
                    ---------       ---------        -------        ---------
                    9,879,122       5,741,871        346,290        6,483,941

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.21  Loan Agreement

      10.22  Revolving Credit Loan Note

      10.23  Second Amendment to Loan Agreement

      10.24  Third Amendment to Loan Agreement

      10.25  Fourth Amendment to Loan Agreement

      10.26  Fifth Amendment to Loan Agreement

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HELEN OF TROY LIMITED
                                                         (Registrant)



Date    October 12, 2001                               /s/ Gerald J. Rubin
     ----------------------                     --------------------------------
                                                          Gerald J. Rubin
                                                  Chairman of the Board, Chief
                                                 Executive Officer and President
                                                  (Principal Executive Officer)


Date    October 12, 2001                              /s/ Russell G. Gibson
     ----------------------                     --------------------------------
                                                        Russell G. Gibson
                                                 Senior Vice-President, Finance,
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

      Exhibit Index
      -------------

      10.21  Loan Agreement

      10.22  Revolving Credit Loan Note

      10.23  Second Amendment to Loan Agreement

      10.24  Third Amendment to Loan Agreement

      10.25  Fourth Amendment to Loan Agreement

      10.26  Fifth Amendment to Loan Agreement