Form 10-Q/A
period 2001-08-31
HELEN OF TROY LTD
filed 2001-10-16
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-Q/A

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

         EXPLANATORY NOTE: THIS FILING ON FORM 10-Q/A AMENDS AND RESTATES THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001 AS FILED BY THE REGISTRANT ON OCTOBER 15, 2001 AND IS BEING FILED TO REFLECT THE RESTATEMENT OF THE REGISTRANT'S MANAGEMENT DISCUSSION AND ANALYSIS INCLUDED IN ITEM 2 OF PART I.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.
PART I.  FINANCIAL INFORMATION

         Item 2  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.................................................................3

PART II. OTHER INFORMATION

SIGNATURES.....................................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended August 31, 2001

Net sales for the quarter ended August 31, 2001 increased $25,249,000, or 28.6 percent, to $113,482,000, compared to $88,233,000 for the quarter ended August 31, 2000. The sales increase is largely attributable to growth in the Tactica operating segment. Tactica continues to achieve sales increases in both the direct response and retail markets with its Epil-Stop hair removal products and other products. The Company also attained sales growth in its International operating segment during the quarter. The International segment's sales increase was attributable to an increased presence in Latin America as well as increased sales in the U.K., Germany and France. Second quarter fiscal 2002 North American operating segment sales decreased 4.4 percent, compared to the same period last year, due to softness in the retail distribution channel resulting primarily from a weaker U.S. economy. The Company did achieve sales growth in the professional distribution channel within the North American segment due to the strong performance of products such as the ION hair dryer and hair straighteners.

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

Six months ended August 31, 2001

Net sales for the six months ended August 31, 2001 (the first half of fiscal
2002) increased $41,213,000, or 25.1 percent, to $205,557,000, compared to
$164,344,000 for the six months ended August 31, 2000 (the first half of fiscal
2001). As was the case for the second quarter of fiscal 2002, the sales increase is largely attributable to growth in the Tactica operating segment. Consistent with the second quarter, the Company attained sales growth in its International operating segment during the first half attributable to an increased presence in Latin America as well as increased sales in the U.K., Germany and France. The Company's North American operating segment sales were 1.5 percent lower for the first six months of fiscal 2002, compared to the same period a year earlier. A weaker U.S. economy in the retail distribution channel primarily contributed to this decrease. The Company did achieve sales growth in the professional distribution channel within the North American segment. The events of and related to the September 11 tragedies in New York, Washington D.C. and Pennsylvania, combined with continuing softness in the U.S. economy could negatively affect the Company's second half sales.

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

Income tax expense was 28.4 percent of earnings before income taxes for the first six months of fiscal 2002, compared to 7.4 percent for the first six months of fiscal 2001. The increase is due to the fact that Tactica, which has a
43.5 percent effective tax rate, generated income for the first half of fiscal 2002, compared to a loss for the same period a year earlier. Exclusive of Tactica, the company has a 19.9 percent effective tax rate for the six months ending August 31, 2001.

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

The Company maintains a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows for borrowings totaling $25,000,000 and charges interest at the LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to the Company's earnings before interest, taxes, depreciation and amortization (EBITDA). Of the $25,000,000 commitment, $10,000,000 may be loaned at the discretion of the lender. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. At August 31, 2001, the interest rate charged under the line of credit ranged from 5.19 percent to 5.21 percent. This revolving credit loan allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the revolving credit loan on a dollar-for-dollar basis. As of August 31, 2001, borrowings totaled $10,000,000 and there were no outstanding letters of credit under this facility.

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


Date    October 16, 2001                            /s/ Russell G. Gibson
     ----------------------                     --------------------------------
                                                        Russell G. Gibson
                                                 Senior Vice-President, Finance,
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)