Form 10-Q
period 2001-11-30
HELEN OF TROY LTD
filed 2002-01-14
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended November 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   -------------------     ------------------

                         Commission file number 0-23312


                              HELEN OF TROY LIMITED
                              ---------------------
             (Exact name of registrant as specified in its charter)

                     Bermuda                             74-2692550
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)
                                 Clarendon House
                                  Church Street
                                Hamilton, Bermuda
                        (Business address of registrant)


                  Registrant's United States mailing address:
                            One Helen of Troy Plaza
                              El Paso, Texas 79912

       Registrant's telephone number, including area code: (915) 225-8000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

         As of January 9, 2002 there were 28,087,406 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page No.
PART I. FINANCIAL INFORMATION

         Item 1 Consolidated Condensed Balance Sheets as of November 30, 2001
                         (unaudited) and February 28, 2001.................................................3

                Consolidated Condensed Statements of Income (unaudited)
                         for the Three Months and Nine Months Ended
                         November 30, 2001 and November 30, 2000...........................................5

                Consolidated Condensed Statements of Cash Flows (unaudited)
                         for the Nine Months Ended November 30, 2001 and
                         November 30, 2000.................................................................6

                Notes to Consolidated Condensed Financial Statements.......................................8

         Item 2 Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................................12




SIGNATURES................................................................................................17

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)


                                                             November 30,   February 28,
                                                                 2001           2001
                                                             ------------   ------------
                                                              (unaudited)
Assets

Current assets:
       Cash and cash equivalents                             $     10,380   $     25,937
       Marketable securities, at market value                         141          1,956
       Receivables, principally trade, less allowance for
           doubtful receivables of $4,907 at November 30,
           2001 and $4,081 at February 28, 2001                   108,756         64,310
       Inventories                                                123,105        118,544
       Prepaid expenses                                             5,783          2,516
       Deferred income tax benefits                                 9,569          7,118
                                                             ------------   ------------
           Total current assets                                   257,734        220,381


Property and equipment, net of accumulated depreciation
       of $11,282 at November 30, 2001 and $9,133 at
       February 28, 2001                                           46,277         47,763

Goodwill, net of accumulated amortization of $7,622 at
       November 30, 2001 and $6,096 at February 28, 2001           41,276         42,808

License agreements, at cost less accumulated amortization
       of $11,553 at November 30, 2001 and $10,676 at
       February 28, 2001                                            6,967          7,844

Other assets, net of accumulated amortization                      17,758         18,385
                                                             ------------   ------------
                                                             $    370,012   $    337,181
                                                             ============   ============



                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except par value and shares)



                                                             November 30,    February 28,
                                                                 2001            2001
                                                             ------------    ------------
                                                              (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
       Notes payable to banks                                $      8,000    $     10,000
       Accounts payable, principally trade                         13,261          21,003
       Accrued expenses:
           Advertising and promotional                              6,013           5,101
           Other                                                   19,329           8,343
       Income taxes payable                                        23,259          18,125
                                                             ------------    ------------
           Total current liabilities                               69,862          62,572
                                                             ------------    ------------


Long-term debt                                                     55,000          55,000
                                                             ------------    ------------

           Total liabilities                                      124,862         117,572
                                                             ------------    ------------


Stockholders' equity:
       Cumulative preferred stock, non-voting, $1.00 par
           value. Authorized 2,000,000 shares; none issued             --              --
       Common stock, $.10 par value. Authorized
           50,000,000 shares; 28,079,606 and 28,065,526
           shares issued and outstanding, at November 30,
           2001 and February 28, 2001, respectively                 2,808           2,806
       Additional paid-in capital                                  52,614          52,206
       Retained earnings                                          191,661         169,503
       Minority interest in deficit of acquired subsidiary         (1,933)         (4,906)
                                                             ------------    ------------

           Total stockholders' equity                             245,150         219,609
                                                             ------------    ------------

Commitments and contingencies

                                                             $    370,012    $    337,181
                                                             ============    ============


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                               Three months ended              Nine Months ended
                                                  November 30,                    November 30,
                                              2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
Net sales                                 $    142,624    $    119,106    $    348,181    $    283,450
Cost of sales                                   77,618          73,708         184,108         174,306
                                          ------------    ------------    ------------    ------------
      Gross profit                              65,006          45,398         164,073         109,144

Selling, general and administrative
expenses                                        48,391          34,174         129,257          89,962
                                          ------------    ------------    ------------    ------------

      Operating income                          16,615          11,224          34,816          19,182

Other income (expense):
      Interest expense                          (1,136)           (984)         (3,306)         (3,004)
      Other income, net                            101             231             676             860
                                          ------------    ------------    ------------    ------------
      Total other income (expense)              (1,035)           (753)         (2,630)         (2,144)
                                          ------------    ------------    ------------    ------------

Earnings before income taxes                    15,580          10,471          32,186          17,038

Income tax expense (benefit):
      Current                                    3,579           4,389           9,776           4,405
      Deferred                                    (966)         (1,858)         (2,451)         (1,387)
                                          ------------    ------------    ------------    ------------

Net Earnings                              $     12,967    $      7,940    $     24,861    $     14,020
                                          ============    ============    ============    ============

Earnings per share:
      Basic                                        .46             .28             .89             .49
      Diluted                                      .44             .28             .86             .49

Weighted average number of common
      and common equivalent shares used
      in computing earnings per share:
      Basic                                 28,079,299      28,380,496      28,068,530      28,526,264
      Diluted                               29,300,491      28,625,523      29,056,476      28,845,980



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                  Nine months ended
                                                                    November 30,
                                                                 2001          2000
                                                              ----------    ----------
Cash flows from operating activities:
         Net earnings                                         $   24,861    $   14,020
         Adjustments to reconcile net income to cash used
             by operating activities:
             Depreciation and amortization                         6,563         6,365
             Provision for doubtful receivables                    1,181           599
             Deferred taxes, net                                  (2,451)       (1,387)
             Proceeds from sale of fixed assets                       82            --
             Purchases of marketable securities                     (431)          (54)
             Proceeds from sales of marketable securities          2,407           625
             Realized gain - marketable securities                  (777)          (14)
             Unrealized loss (gain) - marketable securities          616           (59)
             Changes in operating assets and liabilities:
                  Accounts receivable                            (45,627)      (45,556)
                  Inventory                                       (4,561)        1,216
                  Prepaid expenses                                (3,267)         (219)
                  Accounts payable                                (7,742)       (1,744)
                  Accrued expenses                                11,898         4,717
                  Income taxes payable                             5,134         3,173
                                                              ----------    ----------
             Net cash used by operating activities               (12,114)      (18,318)

Cash flows from investing activities:
         Capital and license expenditures                           (745)       (2,875)
         Other assets                                             (1,378)       (6,093)
         Cash paid for acquisition, net of cash acquired              --        (2,205)
                                                              ----------    ----------
             Net cash used by investing activities                (2,123)      (11,173)



                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                 Nine months ended
                                                                   November 30
                                                                2001          2000
                                                             ----------    ----------
Cash flows from financing activities:
       Net repayments on revolving line of credit                (2,000)           --
       Exercise of stock options                                     80           151
       Capital contribution to Tactica International, Inc.
          subsidiary from minority shareholders                     600            --
       Common stock repurchases                                      --        (3,421)
                                                             ----------    ----------
           Net cash used by financing activities                 (1,320)       (3,270)
                                                             ----------    ----------

Net decrease in cash and cash equivalents                       (15,557)      (32,761)
Cash and cash equivalents, beginning of period                   25,937        34,265
                                                             ----------    ----------
Cash and cash equivalents, end of period                     $   10,380    $    1,504
                                                             ==========    ==========

Supplemental cash flow disclosures:
       Interest paid                                         $    3,231    $    2,943
       Income taxes paid, net of refunds                          4,642         1,165



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 2001


Note 1- In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of November 30, 2001 and February 28, 2001 and the results of its operations for the three-month and nine-month periods ended November 30, 2001 and 2000. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  Certain reclassifications were made to information for the three months and nine months ended November 30, 2000 in order to conform to the presentation for the three months and nine months ended November 30, 2001.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,221,192 and 245,027 for the three months ended November 30, 2001 and 2000, respectively, and 987,945 and 319,716 for the nine months ended November 30, 2001 and 2000, respectively. All dilutive securities for the nine months ended November 30, 2001 consisted of dilutive stock options issued under the Company's stock option plans. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock totaled 3,221,662 at November 30, 2001 and 4,339,762 at November 30, 2000.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of November 30, 2001, the Company had repurchased 1,342,341 of its shares under this resolution at a total cost of $8,699,000. The Company did not purchase any of its shares during the nine months ended November 30, 2001.

Note 5 - The following table contains segment information as of and for the three-month and nine-month periods ended November 30, 2001 and November 30, 2000.


                                                  THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                                                 (in thousands)

                                     North                                          Corporate
NOVEMBER 30, 2001                  American      International      Tactica          / Other           Total
-----------------                -------------   -------------   -------------    -------------    -------------
Net sales                        $      98,981   $      14,623   $      29,020    $          --    $     142,624
Operating income (loss)                 12,337           2,508           2,910           (1,140)          16,615
Capital / license expenditures             116              91              22               --              229
Depreciation and amortization            1,358             674             167               56            2,255

NOVEMBER 30, 2000
-----------------
Net sales                        $      99,453   $      11,360   $       8,293    $          --    $     119,106
Operating income (loss)                 12,833           1,071          (1,786)            (894)          11,224
Capital / license expenditures             104             108              --               --              212
Depreciation and amortization            1,584             530             158               30            2,302


                                                   NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2001
                                                                  (in thousands)

                                     North                                           Corporate
NOVEMBER 30, 2001                  American      International       Tactica          / Other           Total
-----------------                -------------   -------------    -------------    -------------    -------------
Net sales                        $     243,390   $      24,348    $      80,443    $          --    $     348,181
Operating income (loss)                 28,082             168            9,425           (2,859)          34,816
Capital / license expenditures             547              99               99               --              745
Depreciation and amortization            4,830           1,394              192              147            6,563

NOVEMBER 30, 2000
-----------------
Net sales                        $     246,118   $      19,799    $      17,533    $          --    $     283,450
Operating income (loss)                 26,873            (158)          (4,901)          (2,632)          19,182
Capital / license expenditures           2,206             275              239              155            2,875
Depreciation and amortization            4,806           1,251              183              125            6,365

         Identifiable assets at November 30, 2001 and February 28, 2001 were as follows:

                                 (in thousands)

                        North                                         Corporate
                      American      International      Tactica         / Other          Total
                    -------------   -------------   -------------   -------------   -------------
November 30, 2001   $     295,110   $      26,552   $      30,378   $      17,972   $     370,012

February 28, 2001         273,068          24,331          19,943          19,839         337,181

                  The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the United States and Canada. The International segment sells the same types of products outside the United States and Canada. Tactica sells a variety of personal care and other consumer products directly to consumers and to retailers.

                  Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general and administrative ("SG&A") expenses associated with the segment. The SG&A expense totals used to compute each segment's operating profit are comprised of SG&A expenses directly associated with those segments, plus corporate overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

Note 6 - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong tax law allows for the taxation of profits earned from activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail, the resulting tax liability could range from $5,600,000 to $31,409,000 (U.S.) for the period from fiscal 1990 through the third quarter of fiscal 2002. As of November 30, 2001, the Company had purchased $5,750,000 (U.S.) in tax reserve certificates in Hong Kong in connection with the IRD's assertion. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the ultimate tax liability. These certificates are denominated in Hong Kong currency and are subject to risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for settlement of the IRD's claims.

Note 7 - Helen of Troy's consolidated results of operations include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time of Helen of Troy's acquisition of this interest, Tactica reported an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At November 30, 2001, Tactica's accumulated deficit remaining to be eliminated was approximately $4,300,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended November 30, 2001 compared to the quarter ended November 30, 2000

Net sales for the quarter ended November 30, 2001 increased $23,518,000, or 19.8 percent, to $142,624,000, compared to $119,106,000 for the quarter ended November 30, 2000. The Company's Tactica operating segment contributed significantly to the overall sales growth by achieving third quarter fiscal 2002 net sales of $29,020,000, versus $8,293,000 for the third quarter of fiscal 2001. Tactica's improved sales are largely attributable to retail and direct response sales of its Epil-Stop hair removal products and of several new products. North American segment sales of $98,981,000 for the third quarter were comparable to sales of $99,453,000 in the same quarter last year. The modest decrease in North American segment sales was primarily attributable to softness in the U.S. economy and the events of September 11, 2001, offset partially by growth in the professional distribution channel. The International operating segment recorded third quarter fiscal 2002 sales of $14,263,000 as compared to $11,360,000 during the same period in the prior year, primarily as a result of improved sales in the United Kingdom, France and Germany.

Gross profit as a percentage of sales increased to 45.6 percent in the third quarter of fiscal 2002, versus 38.1 percent in the third quarter of fiscal 2001. Tactica contributed significantly to the gross profit increase, as its sales comprised 20 percent of the Company's sales during the three months ended November 30, 2001, compared to 7 percent during the same period last year. Tactica's sales produce higher gross profit margins than sales in the Company's other operating segments. The Company's other operating segments also improved their gross profit margins, primarily by buying product at lower costs and selling more high-end product, versus opening price-point product.

Selling, general and administrative expenses ("SG&A") as a percentage of sales increased to 33.9 percent of sales for the quarter ended November 30, 2001, compared to 28.7 percent during the quarter ended November 30, 2000. The increase was due primarily to expenses associated with the Company's Tactica operating segment. As discussed above, Tactica typically operates at higher gross profit margins than Helen of Troy's other operating segments. However, Tactica also has higher operating expenses as a percentage of sales, because of the high level of television and print advertising inherent in Tactica's business model. Exclusive of Tactica, Helen of Troy's other operating segments experienced increases in SG&A aggregating 1.6 percent of net sales.

Interest expense for the quarter ended November 30, 2001 totaled $1,136,000, an increase of $152,000, compared to interest expense of $984,000 for the quarter ended November 30, 2000. This increase was due to the Company's increased borrowing throughout the quarter under its primary line of credit, offset in part by lower interest rates.

Income tax expense was 16.8 percent of earnings before income taxes for the third quarter of fiscal 2002, compared to 24.2 percent for the third quarter of fiscal 2001. The decrease in tax expense for the current quarter is due to Tactica recognizing the benefit of a net operating loss carryforward of $1,115,000.

Nine months ended November 30, 2001 compared to the nine months ended November 30, 2000

Net sales for the nine months ended November 30, 2001 increased $64,731,000, or
22.8 percent, to $348,181,000, compared to $283,450,000 for the nine months ended November 30, 2000. As was the case for the third quarter of fiscal 2002, sales growth in the Tactica operating segment played an important role in the overall increase. Tactica sales grew to $80,443,000 for the first nine months of fiscal 2002, versus $17,533,000 during the same period a year earlier. Sales in the Company's International operating segment for the nine months ended November 30, 2001 grew to $24,348,000 from $19,799,000 for the same period a year earlier, due primarily to an increased presence in Latin America as well as increased sales in the United Kingdom, France and Germany. The Company's North American operating segment sales were $243,390,000 first nine months of fiscal 2002, compared to $246,118,000 for the same period a year earlier. As was the case for the third quarter, the decline in North American segment sales was primarily the result of U.S. economic conditions, which produced a soft retail market during the first nine months of this fiscal year. The Company did achieve sales growth in the professional distribution channel within the North American segment in the same period due to the strong performance of products such as the ION hair dryer and hair straighteners.

Gross profit as a percentage of sales increased to 47.1 percent in the first three quarters of fiscal 2002, versus 38.5 percent in the same period last year, with all operating segments reporting increases. Consistent with the third quarter of fiscal 2002, Tactica contributed significantly to the gross profit increase. Tactica, as mentioned in the discussion of third quarter results, generally sells product at higher gross margins than the Company's other operating segments and incurs higher SG&A costs, as a percentage of sales. Tactica's sales as a percentage of the Company's total sales increased to 23 percent for the nine months ended November 30, 2001, versus 6 percent for the nine months ended November 30, 2000. The Company's other operating segments also achieved gross profit margin increases in the first nine months of fiscal 2002 as compared to the same period last year. As was the case for the three months ended November 30, 2001, the increases are primarily attributable to the Company's ability to buy product at better prices and alteration of its sales mix toward more high-end products.

Selling, general and administrative expenses ("SG&A") as a percentage of sales increased to 37.1 percent of sales for the nine months ended November 30, 2001, compared to 31.7 percent during the nine months ended November 30, 2000. The fiscal 2002 increase was due primarily to expenses associated with Tactica. Tactica's SG&A expense as a percentage of sales is comparatively greater than the Company's other operating segments due to the high level of television and print advertising inherent in Tactica's business model. Exclusive of Tactica, Helen of Troy's other operating segments incurred increases aggregating to approximately 1.5 percent of sales, versus the same period last year.

Interest expense for the nine months ended November 30, 2001 totaled $3,306,000, an increase of $302,000, compared to interest expense of $3,004,000 for the nine months ended November 30, 2000. This increase was due to the Company's increased borrowing throughout the nine-month period under its primary line of credit, offset, in part, by lower interest rates.

Income tax expense was 22.8 percent of earnings before income taxes for the first nine months of fiscal 2002, compared to 17.7 percent for the first nine months of fiscal 2001. The increase is due to the fact that Tactica, which has a higher effective tax rate than the rest of the Company, generated income for the first three quarters of fiscal 2002, compared to a loss for the same period a year earlier. Exclusive of Tactica, the Company has a 19.9 percent effective rate for the nine month period ending November 30, 2001.

Liquidity and Capital Resources

At February 28, 2001, the close of the Company's previous fiscal year, cash was $25,937,000. The Company's cash balance was $10,380,000 at November 30, 2001, a $15,557,000 reduction. However, over the same period, the Company's working capital improved $30,063,000 to $187,872,000 from $157,809,000. Likewise, its current ratio improved to 3.7 to 1 from 3.5 to 1.

Early in the fiscal year, the Company used its available funds to take advantage of opportunities to invest in inventory at favorable pricing. Consequently, inventory levels grew throughout the first half of the fiscal year and peaked at $149,490,000 as of the end of the Company's second quarter. Following its strategic plan, the Company began reducing its purchases, allowing holiday sales to ratably reduce inventory to its November 30, 2001 level of $123,105,000. Such sales converted inventory to accounts receivable, resulting in a net receivable balance of $108,756,000 as of November 30, 2001. Based on the Company's anticipated fourth quarter sales and collections, as well as its purchasing plan, the Company expects that at February 28, 2002, inventory levels will be lower than the $118,544,000 reported a year earlier, and that cash will exceed the amount reported at February 28, 2001.

The Company maintains a revolving credit line with a bank to fund short-term working capital needs and the issuance of letters of credit. This line of credit allows for borrowings totaling $25,000,000 and charges interest at the LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to the Company's earnings before interest, taxes, depreciation and amortization (EBITDA). Of the $25,000,000 commitment, $10,000,000 may be loaned at the discretion of the lender. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. At November 30, 2001, the interest rate charged under the line of credit ranged from 3.10 percent to 3.25 percent. This revolving credit line allows for the issuance of letters of credit totaling $7,000,000 at any one time. Any outstanding letters of credit reduce the revolving credit line availability on a dollar-for-dollar basis. As of November 30, 2001, the outstanding borrowings and letters of credit under this facility totaled $8,000,000 and $959,698, respectively. Subsequent to November 30, 2001, the Company repaid all borrowings outstanding under this facility. The Company does not expect to borrow funds under this revolving credit facility during the remainder of the fiscal year.

The Company previously had an additional line of credit with a different lender, specifically for the issuance of letters of credit. That line of credit expired November 9, 2001 but allowed existing letters of credit to remain in force through their expiration dates. These existing letters of credit totaled $536,040 at November 30, 2001. The Company is currently evaluating whether to renew this line of credit.

The Company believes that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future.

Helen of Troy's consolidated net income includes 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time of Helen of Troy's acquisition of this interest, Tactica reported an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated net income until Tactica's accumulated deficit is eliminated. At November 30, 2001, Tactica's accumulated deficit remaining to be eliminated was approximately $4,300,000. If this deficit is eliminated, the Company's subsequent consolidated net income will include 55 percent rather than 100 percent of Tactica's net earnings or losses. Based on Tactica's recent performance, the Company expects that the deficit will be eliminated in the second or third quarter of its next fiscal year.

Information relating to forward-looking statements

This report, some of the Company's press releases and some of the Company's comments to the news media, contain certain forward-looking statements that are based on management's current expectations with respect to future events or financial performance. A number of risks or uncertainties could cause actual results to differ materially from historical or anticipated results. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. Factors that could cause actual results to differ from those anticipated include: (1) general industry conditions and competition, (2) credit risks, (3) the Company's material reliance on individual customers or small numbers of customers, (4) the Company's material reliance on certain trademarks,
(5) risks associated with inventory, including potential obsolescence, (6) risks associated with new products and new product lines, (7) risks associated with operating in foreign jurisdictions, (8) worldwide and domestic economic conditions, (9) the political conditions and events in the United States and abroad, (10) the impact of current and future laws and regulations, (11) the domestic and foreign tax rates to which the Company is subject, (12) uninsured losses, (13) reliance on computer systems, (14) management's reliance on the representations of third parties, (15) risks associated with new business ventures and acquisitions, (16) risks associated with investments in equity securities, (17) the Company's ability to access the capital markets and equity markets and (18) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

New Accounting Guidance

In April 2001, the Financial Accounting Standards Board Emerging Issues Tasks force ("EITF") reached consensus on EITF Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires vendors who offer certain allowances to customers to characterize those allowances as reductions of net sales, rather than as selling, general, and administrative expenses. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires restatement of prior periods if possible. Had the Company applied EITF 00-25, both net sales and selling, general, and administrative expense would have decreased by $1,224,000 and $946,000 for the first nine months of fiscal 2002 and 2001, respectively.

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 ("Goodwill and Intangible Assets"). The new standard eliminates the amortization of goodwill and requires that Company evaluate the goodwill on its balance sheet for impairment at least annually. The Company will adopt the new accounting standard beginning with its first quarter of fiscal 2003, the quarter beginning March 1, 2002. The Company estimates that its annual selling general and administrative expense will decrease by approximately $2,000,000 due to the elimination of goodwill amortization. The Company has not yet estimated the effect, if any, of the annual goodwill impairment test on its financial statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HELEN OF TROY LIMITED
                                                ---------------------
                                                    (Registrant)



Date January 10, 2002                             /s/ Gerald J. Rubin
     ----------------                  -----------------------------------------
                                                    Gerald J. Rubin
                                              Chairman of the Board, Chief
                                             Executive Officer and President
                                               (Principal Executive Officer)


Date January 10, 2002                            /s/ Russell G. Gibson
     ----------------                  -----------------------------------------
                                                   Russell G. Gibson
                                             Senior Vice-President, Finance,
                                               and Chief Financial Officer
                                              (Principal Financial Officer)