Form 10-K
period 2002-02-28
HELEN OF TROY LTD
filed 2002-05-29
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934

                        Commission file number 001-14669

                              HELEN OF TROY LIMITED
           (Exact name of the registrant as specified in its charter)

           BERMUDA                                              74-2692550
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                 CLARENDON HOUSE
                                  CHURCH STREET
                                HAMILTON, BERMUDA
                    (Address of Principal Executive Offices)

                              1 HELEN OF TROY PLAZA
                                  EL PASO, TEXAS            79912
             (Registrant's United States Mailing Address) (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 17, 2002 was $340,052,483.

         As of May 17, 2002 there were 28,211,017 shares of Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on February 28, 2002, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

                           Index to Exhibits - Page 54

TABLE OF CONTENTS


                                                                                                        PAGE

PART I        Item 1.      Business                                                                      1
              Item 2.      Properties                                                                    5
              Item 3.      Legal Proceedings                                                             6
              Item 4.      Submission of Matters to a Vote of Security Holders                           6


PART II       Item 5.      Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                           7
              Item 6.      Selected Financial Data                                                       8
              Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          10
              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                   22
              Item 8.      Financial Statements and Supplementary Data                                  23
              Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          48


PART III      Item 10.     Directors and Executive Officers of the Registrant                           48
              Item 11.     Executive Compensation                                                       48
              Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                               48
              Item 13.     Certain Relationships and Related Transactions                               48


PART IV       Item 14.     Exhibits, Financial Statement Schedule, and Reports
                           on Form 8-K                                                                  49

                           Signatures                                                                   52

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Unless the context requires otherwise, references to "the Company," to "our Company," or to "Helen of Troy" and references such as "we" and "us" refer to Helen of Troy Limited and its subsidiaries, including Tactica International, Inc.("Tactica"). Our Company is comprised of three operating segments. The North American segment sells hair care and other personal care and comfort appliances, hairbrushes, combs, and utility and decorative hair accessories in the U.S. and Canada. The International segment sells hair care and other personal care and comfort appliances, hairbrushes, combs, and utility and decorative hair accessories outside of the U.S. and Canada. Our third segment, Tactica, sells personal care and other consumer products directly to consumers through direct response marketing and to retailers. We present financial information for each of our operating segments in Note (10) of the Consolidated Financial Statements. The matters discussed in Item 1 pertain to all three of our operating segments, unless otherwise specified.

         We design, develop and sell a variety of personal care and comfort products under trademarks licensed from third parties, as well as under trademarks that we own. We outsource the manufacture of our products to third parties and sell most of those products to mass merchandisers, drug chains, warehouse clubs, grocery stores, beauty supply retailers and wholesalers, and directly to consumers in the U.S. and other countries.

         Products bearing licensed trademarks include those sold under the trademarks of VS Sassoon(R), licensed from The Procter & Gamble Company; Revlon(R), licensed from Revlon Consumer Products Corporation; Dr. Scholl's(R), licensed from Schering-Plough HealthCare Products, Inc.; Scholl(R) (in areas other than North America), licensed from Scholl Limited; and Sunbeam(R), licensed from Sunbeam Products, Inc. Trademarks owned by the Company include Helen of Troy(R), Salon Edition(R), Hot Tools(R), Ecstasy(TM), Gold Series(R), Hotspa(R), Gallery Series(R), Wigo(R), Caruso(TM), Dazey(R), Lady Dazey(R), Carel(R), Lady Carel(R), Sable(R), Karina(R), Karina Girl(TM), Kurl*Mi(R), Detangle*Mi(R), Heat*Mi(R), DCNL(TM), DCNL Signature(TM), IGIA(R), and Epil-Stop(R).

         We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

PRODUCTS

         The business of Helen of Troy's North American and International segments is designing, developing and selling a full line of personal care and comfort products. Our products include hair dryers, curling irons, hair straighteners, hot air brushes, brush irons, home hair clippers and trimmers, mirrors, hairsetters, foot baths, body massagers, paraffin baths, hairbrushes, combs and hair accessories. The following table lists some of the products that the North American and International segments sell and some of the brand names that appear on those products.

PRODUCTS                                BRAND NAMES
--------                                -----------

Hand-held hair dryers                   VS Sassoon(R), Revlon(R), Sunbeam(R), Helen of Troy(R), Salon Edition(R), Hot Tools(R),
                                        Ecstasy(TM),  Gold Series(R), Gallery Series(R), Wigo(R), and Sable(R)

Curling irons, hair straighteners,      VS Sassoon(R), Revlon(R), Sunbeam(R), Helen of Troy(R), Salon Edition(R), Hot
hot air brushes and brush irons         Tools(R), Gold Series(R), Gallery Series(R) Ecstasy(TM), Wigo(R), and Sable(R).

Hairsetters                             VS Sassoon(R), Revlon(R) and Caruso(TM)

Paraffin baths, facial brushes,         Revlon(R)
and facial saunas

Foot baths                              Dr. Scholl's(R), Scholl(R), Revlon(R), Carel(R) and Hotspa(R)

Foot massagers, hydro massagers,        Dr. Scholl's(R), Scholl(R), Carel(R) and Hotspa(R)
cushion massagers and body
massagers

Hair clippers and trimmers              Sunbeam(R) and VS Sassoon(R)

Paraffin baths and other skin care      Revlon(R), and Hotspa(R)
appliances

Hard and soft-bonnet hair dryers        Dazey(R), Lady Dazey(R), Carel(R) and Hot Tools(R)

Hair styling and utility                VS Sassoon(R), Revlon(R), Wave Rage(TM), Nandi(TM), DCNL(TM), and Ecstasy(TM)
implements

Decorative hair accessories             VS Sassoon(R), Karina(R), Karina Girl(TM), HOT things(TM), isobel(TM), DCNL(TM), and
                                        DCNL Signature(TM)

         On March 14, 2000 we acquired a 55 percent ownership interest in Tactica International, Inc. ("Tactica"). Tactica's net sales comprised approximately 24 percent and five percent of the Company's consolidated net sales in fiscal 2002 and 2001, respectively. Tactica designs, develops and sells a variety of personal care and other consumer products in categories such as hair care, hair removal, dental care, skin care, sports and exercise, household, and kitchen. Tactica sells these products directly to consumers and through the retail distribution channel, primarily under the IGIA(R) and Epil-Stop(R) trademarks. Some of the products developed and marketed by Tactica are trend-oriented and have shorter product lives than Helen of Troy's other products. To create product awareness and interest, Tactica uses television infomercials and direct response marketing extensively.

         We continue, primarily through our marketing and engineering departments, to develop new products and enhance existing products in order to maintain and improve our position in the personal care and comfort product market. Significant product additions during fiscal 2002 included hair dryers and other hair care appliances using ion technology. For fiscal 2003, we are introducing a number of new products, including new massager products, Memory Foam(TM) pillows, a quiet hair dryer and other new hair care appliances that incorporate ionic technology, hair styling products aimed at the teen market, and a line of appliances created by designer Marc Newson.

SALES AND MARKETING

         We market our products primarily within the U.S. Sales within the U.S. comprised 91 percent of net sales in fiscal 2002, 89 percent of net sales in fiscal 2001, and 88 percent of net sales in fiscal 2000. Our North American and

International operating segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores and beauty supply retailers and wholesalers. Both of these segments market our products through outside sales representative and through our own sales staff. Tactica primarily uses direct consumer marketing, such as television infomercials and catalog advertising to sell its products under the IGIA(R) and Epil-Stop(R) brands in the U.S.

         The companies from whom we license many of our brand names promote those names extensively. Revlon Consumer Products Corporation engages in national advertising of its beauty care products. The VS Sassoon(R), Dr. Scholl's(R) and Sunbeam(R) trademarks are widely recognized, because of advertising and the sale of a variety of products. We benefit from the name recognition associated with a number of our licensed trademarks and further improve the name recognition and perceived quality of all the trademarks under which we sell products through our own advertising and product development efforts. We promote our products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

         We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples' Republic of China, Thailand, Taiwan, and South Korea, to manufacture most of the products sold by our North American and International segments (see discussion of International Manufacturing and Operations in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Risk Factors"). For fiscal 2002, goods manufactured by vendors in the Far East comprised approximately 90 percent of the dollar value of the North American and International segments' inventory purchases. Those segments purchase the remainder of their products from unaffiliated manufacturers in North America and Europe. The manufacturers who produce our products use molds and certain other tooling, some of which we own, in manufacturing those products. The North American and International segments employ numerous technical and quality control persons to assure high product quality.

         Our products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the U.S. and the West Coast of Canada. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Memphis, Tennessee; Toronto, Canada; and Vancouver, Canada, or directly to customers. We ship substantially all products to North American customers from these warehouses by ground transportation services. Products sold by the International segment outside the U.S. and Canada are shipped from manufacturers, primarily in the Far East, to warehouse facilities in Veenendaal, The Netherlands and Nottinghamshire, the United Kingdom, or directly to customers. Products stored at the warehouses in The Netherlands and the United Kingdom are shipped from those warehouses to distributors or retailers.

         Our customers in both the North American and International segments seek to minimize their inventory levels, but often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often require us to carry substantial levels of inventory in order to meet our customers' needs.

         Tactica also contracts with unaffiliated manufacturers both within and outside the U.S. to manufacture its products. Tactica's products are shipped to a warehouse facility in Reno, Nevada for shipment to individuals or retail customers. Tactica also sometimes ships products from manufacturers directly to retailers. When selling to retail customers, Tactica often faces the same challenges as do our other two segments with regard to retailers' inventory management practices.

         Most of our three segments' products manufactured outside the countries in which they are sold are subject to import duties.

LICENSE AGREEMENTS, TRADEMARKS AND PATENTS

         Our North American and International operating segments depend materially upon the continued use of trademarks licensed under various agreements. The VS Sassoon(R) and Revlon(R) trademarks are of particular importance. New product introductions under licensed trademarks require approval from the respective licensors. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures. The duration of the license agreements for the Revlon(R) and VS Sassoon(R) trademarks, including the renewal terms, exceeds ten years. Upon expiration of the current terms of these agreements, we have the unconditional right to extend their terms, upon payment of a renewal fee.

         The discussion below covers the primary product categories that Helen of Troy currently sells under its major license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these agreements.

         Under license agreements with The Procter & Gamble Company, Helen of Troy is licensed to sell certain products using the VS Sassoon(R) trademark in the U.S., Canada, Mexico, and Western Europe. Products sold under the terms of these licenses include hair dryers, curling irons, brush irons, hairsetters, hot air brushes, hair clippers and hair trimmers, mirrors, brushes, combs and hair care accessories.

         Under agreements with Revlon Consumer Products Corporation, we are licensed to sell, worldwide, except in Western Europe, hair dryers, curling irons, hair straighteners, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers and battery-operated and electric women's shavers bearing the Revlon(R) trademark.

         We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, and body massagers bearing the Dr. Scholl's(R) trademark in the U.S. and Canada, under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl(R) trademark in other areas of the world through an agreement with from Scholl Limited.

         Under agreements with Sunbeam Products, Inc. we are licensed to sell hair clippers, hair trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, hair removal devices, and paraffin wax devices bearing the Sunbeam(R)trademark in the U.S., Canada, Mexico, Central America, South America, and the Caribbean.

         Helen of Troy has filed or obtained licenses for design and utility patents in the U.S. and several foreign countries. The Company does not believe that the loss of any particular patent or patent license would have a materially adverse effect on its business.

RELIANCE ON ONE CUSTOMER

         Sales to Wal-Mart Stores, Inc., and one of its affiliates, accounted for approximately 22 percent, 23 percent, and 26 percent of our net sales in fiscal 2002, 2001, and 2000, respectively. No other customer accounted for ten percent or more of net sales in fiscal 2002, 2001, or 2000.

ORDER BACKLOG

         There was no significant backlog of orders at February 28, 2002.

COMPETITIVE CONDITIONS

         The markets in which we sell our products are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors include The Conair Corporation; Applica Incorporated; Remington Products Company; Goody Products, Inc., a division of Newell Rubbermaid

Inc.; Homedics-USA, Inc.; and The New L & N Marketing and Sales Corporation. These competitors possess known brand names and significant resources.

SEASONALITY

         The Company's business is somewhat seasonal. Sales in the Company's fiscal second and third quarters, combined, accounted for approximately 57 percent of fiscal 2002 and 2001 net sales and for approximately 54 percent of net sales in fiscal 2000. As a result of the seasonality of sales, working capital needs fluctuate during the year.

REGULATION

         Our electrical products must meet the safety standards imposed in various national, state, local and provincial jurisdictions. Our electrical products sold in the U.S. are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.

EMPLOYEES

         We employ 625 full-time employees in the U.S., Hong Kong and Europe, of which 216 are marketing and sales employees, 153 are distribution employees, 53 are engineering and development employees and 203 are administrative personnel. Included in these totals are 61 employees of Tactica. Tactica employs 44 administrative and 17 sales and marketing personnel. None of the Company's employees are covered by any collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

         Note (10) to the Consolidated Financial Statements contains geographic information concerning our net sales and long-lived assets.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

         North American Segment. We own a 135,000 square foot office building in El Paso, Texas that houses our U.S. operations. The warehouse that we own in El Paso, Texas totals 408,000 square feet and is adjacent to the building housing the U.S. operations. The two buildings are located on a 50-acre plot of land that we own. We lease 108,000 square feet of warehouse space in El Paso, Texas; 360,000 square feet of warehouse space in Memphis, Tennessee; 60,000 square feet of warehouse space in Toronto, Canada; and 20,000 square feet of warehouse space in Vancouver, Canada. We also lease sales offices in Bentonville, Arkansas, Minneapolis Minnesota, Troy, Michigan, and Toronto, Canada.

         We own 22 acres of land in El Paso, Texas, near the 50 acres on which the warehouse and the U.S. office building that we own are located. The Company is holding this land for future business use.

         International Segment. We lease warehouse space in public warehouses located in Hong Kong; Veenendaal, The Netherlands and Nottinghamshire the United Kingdom. In addition, we also lease sales offices in the United Kingdom, France, and Germany.

         Tactica. Tactica leases administrative offices in New York, New York and leases public warehouse space in Reno, Nevada.

         Corporate. A subsidiary located in Hong Kong leases approximately 23,000 square feet of office space. Prior to fiscal 1996 this subsidiary was headquartered in approximately 12,000 square feet of office space that was acquired by condominium ownership. In fiscal 1998 the Company leased that office space to an unaffiliated company.

         We also own 12,000 square feet of warehouse space on a 62,000 square foot lot adjacent to the building that formerly housed our U.S. operations. We are holding this property for sale and leasing it to an unaffiliated company.

ITEM 3. LEGAL PROCEEDINGS

         The Hong Kong Inland Revenue Department ("the IRD") has assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting tax liability could total $30,520,000 (U.S.) for the period from fiscal 1990 through fiscal 2002. In connection with the IRD's tax assessment, the Company was required to purchase $5,750,000 (U.S.) in tax reserve certificates in Hong Kong. The $5,750,000 represented approximately 50 percent of the liability assessed by the IRD for fiscal 1990 through fiscal 1997. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for the resolution of the IRD's claims.

         In the fourth quarter of the fiscal year ended February 28, 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement (which was later formally terminated) with The Schawbel Corporation ("Schawbel"), the supplier of the Company's butane hair care products. In a related matter, in September 1999, Schawbel commenced litigation in the U.S. District Court for the District of Massachusetts against The Conair Corporation ("Conair"), the predecessor distributor for Schawbel's butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel's termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day "sell-off" period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. In November 2000, the Massachusetts court granted Schawbel its request for preliminary injunction, and ordered that Conair cease selling all allegedly infringing products. The Company intervened as a plaintiff in the action to assert claims against Conair similar to the claims raised by Schawbel. The Company is seeking to recover damages in excess of $10 million, arising from the Company's inability to meet minimum purchase requirements under its distribution agreement with Schawbel and the subsequent termination of that agreement by Schawbel. Conair responded by filing a counterclaim alleging that the Company conspired with Schawbel to unlawfully terminate Conair's distribution agreement with Schawbel, and to disparage Conair's reputation in the industry. The counterclaim seeks $15 million in damages. Although the ultimate outcome of the matter cannot be predicted, the Company contends that Conair's counterclaims lack validity. The Company intends to pursue vigorously its claims and defense in the litigation.

         The Company is involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Our Common Stock is listed on the NASDAQ National Market System [symbol: HELE]. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the Common Stock as reported on the NASDAQ National Market System. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      High        Low
                                                     ------      ------
         FISCAL 2002

                First quarter                          9.42        5.16
                Second quarter                        14.80        7.75
                Third quarter                         13.20        7.99
                Fourth quarter                        15.79       10.26

         FISCAL 2001

               First quarter                           7.88        6.19
               Second quarter                          6.94        4.75
               Third quarter                           7.50        4.00
               Fourth quarter                          7.06        4.00

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         We have one class of equity security outstanding at February 28, 2002; Common Stock with a par value of $0.10. As of May 3, 2002, there were 409 holders of record of the Company's Common Stock. Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder. We estimate that approximately 11,000 individuals and institutions hold our common stock.

CASH DIVIDENDS

         The Board of Directors' current policy is to retain earnings to provide funds for the operation and expansion of the Company's business and for potential acquisitions. The Company has not paid any cash dividends on its Common Stock since inception. The Company's current intention is to pay no cash dividends in fiscal 2003. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by the Board of Directors.

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

                   For the year ended the last day of February
              (all numbers except earnings per share in thousands)

                                         2002(1)         2001(1)           2000               1999            1998
                                        ----------      ----------      ----------         ----------      ----------
Statements of Income Data
Net sales                               $  451,249         361,398         299,513            294,487         248,098

Cost of sales                              238,859         220,530         185,685(2)         175,293         153,087
                                        ----------      ----------      ----------         ----------      ----------
Gross profit                               212,390         140,868         113,828            119,194          95,011

Selling, general and
   administrative expenses(4)              170,733         117,872         104,027(2)          82,480          64,529
                                        ----------      ----------      ----------         ----------      ----------

Operating income                            41,657          22,996           9,801             36,714          30,482

Interest expense                            (4,256)         (3,989)         (3,530)            (3,337)         (3,487)
Other income(3)(4)                           1,146           1,883           6,826              2,036           1,821
                                        ----------      ----------      ----------         ----------      ----------

Earnings before income taxes                38,547          20,890          13,097             35,413          28,816

Income tax expense (benefit)                 9,332           3,558             (14)             7,083           6,484
                                        ----------      ----------      ----------         ----------      ----------

Net earnings                            $   29,215          17,332          13,111             28,330          22,332
                                        ==========      ==========      ==========         ==========      ==========

Per share data
   Basic                                $     1.04             .61             .45               1.00             .83
   Diluted                              $     1.00             .60             .44                .96             .77

Weighted average number of
   common shares outstanding:
     Basic                                  28,089          28,420          29,053             28,279          26,856
     Diluted                                29,199          28,729          29,885             29,596          28,851

                                                                Last Day of February
                                                                   (in thousands)

                                         2002           2001           2000           1999           1998
                                      ----------     ----------     ----------     ----------     ----------

Balance Sheet Data:
      Working capital                 $  191,438        157,809        154,395        150,940        154,294
      Total assets                       357,558        337,181        304,252        294,036        227,560
      Long-term debt                      55,000         55,000         55,000         55,450         55,450
      Stockholders' equity(5)            250,326        219,609        209,624        199,842        149,484
      Cash dividends                          --             --             --             --             --

(1) Fiscal 2002 and 2001 results include 100 percent of the results of Tactica, a subsidiary in which the Company acquired a 55 percent interest in March 2000.

(2) In fiscal 2000, the Company incurred $2,669,000 of charges to cost of goods sold and $8,725,000 of charges to selling, general and administrative expenses as a result of the discontinuance of its artificial nails product line. In fiscal 2000 the Company also incurred $770,000 of charges related to the restructuring and reorganization of several departments.

(3) Other income includes gains of approximately $147,000 in fiscal 2002, $1,400,000 in fiscal 2001 and $6,300,000 in fiscal 2000 from the sale and appreciation of marketable securities. See "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of gains from marketable securities.

(4) Certain items that, prior to fiscal 2002, were classified as "other income" have been reclassified as reductions to SG&A expense. Those items totaled $434,000 in fiscal 2001 and $382,000 in each of fiscal 2000, 1999, and
     1998.

(5) In fiscal 2000 the Company repurchased 526,485 shares of its Common Stock at a cost of $4,076,000. In fiscal 2001, the Company repurchased 815,946 shares of its Common Stock at a cost of $4,623,000. No Common Stock was repurchased in any other year presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the sections entitled "Risk Factors" and "Information Relating to Forward Looking Statements" and in
Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.

                                                                Relationship to Net Sales
                                                                       Fiscal Year

                                                         2002             2001            2000
                                                      ----------       ----------      ----------

         Net sales                                         100.0%           100.0           100.0
         Cost of sales                                      52.9             61.0            62.0
                                                      ----------       ----------      ----------
              Gross Profit                                  47.1             39.0            38.0

         Selling, general and
              administrative expenses                       37.9             32.6            34.7
                                                      ----------       ----------      ----------
              Operating income                               9.2              6.4             3.3

         Interest expense                                   (0.9)            (1.1)           (1.2)
         Other income, net                                   0.3              0.5             2.3
                                                      ----------       ----------      ----------
              Earnings before income taxes                   8.6              5.8             4.4

         Income taxes                                        2.1              1.0              --
                                                      ----------       ----------      ----------

         Net Earnings                                        6.5%             4.8             4.4
                                                      ==========       ==========      ==========

         Sales by operating segment for fiscal 2002, 2001 and 2000 were as follows:

                                                                                 % INCREASE
                                        (IN THOUSANDS)                           (DECREASE)
                           ----------------------------------------      --------------------------
                                                                            2002            2001
                                                                           versus          versus
SEGMENT                       2002           2001           2000            2001            2000
-------                    ----------     ----------     ----------      ----------      ----------

North American             $  312,668        311,998        275,827               0%             13%
International                  29,906         25,390         23,686              18               7
Tactica                       108,675         24,010             --             353             n/a
                           ----------     ----------     ----------      ----------      ----------

                           $  451,249        361,398        299,513              25%             21%
                           ----------     ----------     ----------      ----------      ----------

         Operating income (loss) by operating segment for fiscal 2002, 2001 and 2000 was as follows:

                                                                                    % INCREASE
                                         (IN THOUSANDS)                             (DECREASE)
                           ------------------------------------------       ---------------------------
                                                                               2002             2001
                                                                              versus           versus
SEGMENT                       2002            2001            2000             2001             2000
-------                    ----------      ----------      ----------       ----------       ----------

North American             $   32,203          28,736           9,857               12%             192%
International                    (244)             94             835             (359)             (89)
Tactica                        11,930          (4,629)             --              358               --
Corporate / other              (2,232)         (1,205)           (891)             (85)             (29)
                           ----------      ----------      ----------       ----------       ----------

                           $   41,657          22,996           9,801               81%             140%
                           ----------      ----------      ----------       ----------       ----------

RESULTS OF OPERATIONS

Consolidated Sales and Gross Profit Margins

         Net sales for the 12 months ended February 28, 2002 ("fiscal 2002") improved 24.9 percent or $89,851,000, versus the 12 month period ended February 28, 2001 ("fiscal 2001"). All three of our operating segments exceeded their prior year sales totals, with the Tactica operating segment producing $84,665,000 of the fiscal 2002 sales increase. The International operating segment was responsible for most of the remaining sales growth.

         Net sales for fiscal 2001 increased 20.7 percent or $61,885,000 compared to the 12 months ended February 29, 2000 ("fiscal 2000"). Increased North American sales and the addition of the sales of Tactica contributed most of the fiscal 2001 sales growth. Sales in our International segment also improved during fiscal 2001, versus fiscal 2000. Excluding the Tactica segment, which was acquired in fiscal 2001, we achieved net sales growth of 12.6 percent in fiscal 2001.

         Gross profit, as a percentage of sales, for fiscal 2002 improved from
39.0 to 47.1 percent. Most of this increase was attributable to Tactica's higher sales. Tactica's net revenues made up 24.1 percent of our consolidated fiscal 2002 net sales, versus 6.6 percent in fiscal 2001, thus increasing the effect of its relatively high gross margins on consolidated gross margins. North American segment gross margins also improved from fiscal 2001 to fiscal 2002, primarily because of a favorable change in the mix of products sold and our ability to source product more efficiently.

         Gross profit as a percentage of sales rose from 38.0 percent in fiscal 2000 to 39.0 percent in fiscal 2001. The sales of Tactica contributed significantly to the increase in gross profit. Additionally, gross profit for fiscal 2000 was reduced by a $2,669,000 pre-tax charge for the write-down of the Company's artificial nails inventory. The absence of such a charge in fiscal 2001 contributed to that year's improved gross profit as a percentage of sales. Slightly lower gross margins on some of the Company's other North American and International products partially offset factors that increased fiscal 2001 gross profit margins.

Selling, general and administrative expense

         From fiscal 2001 to fiscal 2002, selling, general, and administrative expenses ("SG&A"), expressed as a percentage of net sales, increased from 32.6 to 37.9 percent. Tactica incurs substantially higher SG&A, as a percentage of its sales, than do the North American and International segments because of its more extensive use of infomercials and other forms of advertising. Because Tactica grew significantly during fiscal 2002, both in its sales volume and as a percentage of our consolidated business, all of its operating statistics, including SG&A as a percentage of sales, became much more significant to our overall results. This was the primary reason for higher SG&A, as a percentage of sales, during fiscal 2002. Although its SG&A percentage was higher than the percentages incurred by the other segments, Tactica's SG&A declined as a percentage of its sales from fiscal 2001 to fiscal 2002. The main reason for the decline was a drop in Tactica's fixed expenses as a percentage of its increased sales. The variable portion of Tactica's SG&A expense rose slightly as a percentage of sales, mainly because of higher advertising expense. Excluding Tactica, our fiscal 2002 SG&A as a percentage of sales was consistent with fiscal 2001, as lower media advertising expenses largely offset slightly higher personnel, insurance, and inventory storage costs.

         SG&A as a percentage of sales decreased to 32.6 percent in fiscal 2001, from 34.7 percent in fiscal 2000. Excluding Tactica, selling, general, and administrative expenses as a percentage of sales decreased from 34.7 percent in fiscal 2000 to 29.3 percent in fiscal 2001. Two factors contributed significantly to the decrease. First, because of fiscal 2001 sales growth, fixed expenses represented a smaller percentage of sales in fiscal 2001 than in fiscal 2000. Second, in fiscal 2000, we recognized more net expense than in fiscal 2001 in connection with the discontinuance of certain product lines and certain organizational changes. In fiscal 2000, we incurred $8,725,000 in pre-tax SG&A expenses related primarily to the discontinuance of our artificial nails business and also to other charges associated with strategic reorganizations of certain operations. In fiscal 2001, the Company recognized a charge for the discontinuance of a product line, combined with a benefit from the settlement of a license obligation which, when combined, resulted in a net $562,000 charge to fiscal 2001 SG&A. Partially offsetting the SG&A items that decreased in fiscal 2001 were higher media advertising expenditures in the North American segment and the higher levels of SG&A incurred by Tactica, relative to our other segments.

North American Segment

         The North American segment sells hair care and other personal care and comfort appliances, hairbrushes, combs, and utility and decorative hair accessories in the U.S. and Canada. The North American segment's main customers are mass merchandisers, drug chains, warehouse clubs, grocery stores, and beauty supply retailers and wholesalers.

         North American segment sales remained relatively constant from fiscal 2001 to fiscal 2002, increasing by less than one percent. In the retail distribution channel, our new line of Ion hair care appliances and our private label products produced sales increases. Slight decreases in sales of some of our branded hair care and personal care appliances, as well as lower sales of brushes, combs and accessories offset partially the sales increases. Sales in the North American professional distribution channel grew mainly because of new product introductions and the expansion of some of our larger customers in this channel of distribution. The weakness of the U.S. economy in fiscal 2002, relative to the recent past, contributed to a difficult North American sales environment. We believe that new product introductions, strong positioning of our current products, and a healthier U.S. economy should lead to fiscal 2003 North American segment sales growth in all product categories and distribution channels.

         The increase in the Company's fiscal 2001 North American sales, compared to fiscal 2000, was largely due to the internal development of new products and sales of a new product line. The Company introduced new quiet hair dryers, a new line of halogen hair care appliances, and a new line of personal spa products, including paraffin baths, during fiscal 2001. Additionally, sales of home hair clippers and trimmers under the Sunbeam(R) and Oster(R) names helped the Company achieve increased sales in the North American segment during fiscal 2001. Fiscal 2001 was the first year in which the Company sold hair clippers and trimmers. Sales of certain brush, comb and accessory products declined in fiscal 2001, partially offsetting the sales growth produced by the segment's other products.

         Operating income generated by the North American segment increased 12.1 percent in the fiscal year ended February 28, 2002, compared to the same period a year earlier. Expressed as a percentage of sales, the North American segment's operating income rose from 9.2 percent to 10.3 percent from fiscal 2001 to fiscal 2002. The improved North American operating results were primarily the result of higher gross profit margins, arising from favorable changes in the mix of products sold and our ability to source product more efficiently.

         Fiscal 2001 North American segment operating income increased by 191.5 percent over fiscal 2000. Operating income in the North American segment totaled
9.2 percent of net sales in that segment during fiscal 2001, versus 3.6 percent during fiscal 2000. During fiscal 2000, we recognized $8,725,000 in non-recurring expenses related to the discontinuance of the artificial nails product line and strategic reorganizations of some of our North American operations. By contrast, in fiscal 2001, we recognized net expenses of a non-recurring nature totaling $562,000.

International Segment

         The International segment sells hair care and other personal care and comfort appliances, hairbrushes, combs, and utility and decorative hair accessories outside of the U.S. and Canada. The International segment, like the North American segment, sells primarily to mass merchandisers, drug chains, warehouse clubs, grocery stores, and beauty supply retailers and wholesalers.

         Increased sales in Latin and South America, France, and the United Kingdom ("U.K.") drove International segment sales up 17.8 percent during fiscal 2002. The growth in Latin America and South America was attributable to our successful efforts to increase distribution by expanding our customer base in that geographic area. The net sales increase in France was due both to the development of relationships with a larger number of customers and the growth of our business with existing customers. Expanded sales to some of our larger customers in the U.K. drove sales increases there.

         Higher sales in Latin and South America, particularly in Brazil, were the primary factor increasing International sales during fiscal 2001, relative to fiscal 2000. Sales in Germany and France also grew in fiscal 2001.

         Our International segment incurred an operating loss of $244,000 in fiscal 2002, compared to operating income of $94,000 in fiscal 2001. During fiscal 2002, we experienced collection difficulties with a customer in the Latin and South American market, as well as several customers in the Middle East. We are currently exploring strategies that might reduce our credit risk in the Latin and South American market. Such strategies will result in lower Latin and South American sales volume during the first quarter of and possibly throughout fiscal 2003. In addition to collection difficulties, inventory markdowns and currency exchange losses contributed to the International segment's operating loss.

         The International segment's operating profit declined from $835,000 in fiscal 2000 to $94,000 in fiscal 2001. This decrease in International operating income was largely the result of foreign exchange losses, as the U.S. Dollar gained substantial strength against foreign currencies, particularly the British Pound Sterling during fiscal 2001.

Tactica Segment

         We own a 55 percent ownership interest in Tactica International, Inc. ("Tactica"). Tactica sells a variety of personal care and other products to retailers and to individuals. Tactica uses infomercials and other forms of advertising extensively. As a result, Tactica incurs higher SG&A expenses, as a percentage of sales, than the North American and International operating segments.

         At the time that we acquired Tactica, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Tactica had accumulated a net deficit at the time that we acquired our interest in it and the minority shareholders have not adequately guaranteed their portion of the accumulated deficit. Therefore, our Consolidated Statements of Income for fiscal 2002 and fiscal 2001 include 100 percent of Tactica's net income and loss, respectively. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is extinguished. After that time, our consolidated net earnings will include 55 percent of Tactica's net income or loss. We anticipate that Tactica's accumulated deficit will be extinguished during the quarter ending August 31, 2002.

         During fiscal 2002, Tactica's net revenues increased to over four times their fiscal 2001 levels. Tactica's line of Epil-Stop(R) hair removal products played the most significant role of any product in its fiscal 2002 sales increase. The Electrosage(TM) muscle stimulation / exercise product line and its new Twist-A-Braid(TM) hair styling accessory also contributed to higher fiscal 2002 sales. The Tactica segment is selling Epil-Stop(R), Electrosage(TM) and Twist-A-Braid(TM) to retailers and through direct response media.

         Tactica's operating income of $11,930,000 in fiscal 2002 was a $16,559,000 improvement over its fiscal 2001 operating loss of $4,629,000. Tactica's improvement in net sales was the primary factor leading to its better operating results in fiscal 2002. Higher fiscal 2002 revenues produced more gross profit for Tactica and caused its SG&A expenses, as a percentage of sales, to decrease.

         As discussed above, Tactica's net sales grew substantially in fiscal 2002 from fiscal 2001, comprising 24 percent and five percent, respectively, of the Company's consolidated net sales during such periods. In addition, the increase in Tactica's sales in fiscal 2002 accounted for 94 percent of the increase in our consolidated sales during this period. Tactica's sales in fiscal 2002 were comprised heavily of the Epil-Stop(R) product line, which has an unproven product life cycle. Tactica also sells other products that have short life cycles. Furthermore, Tactica relies on television infomercials and direct response marketing campaigns for the marketing of its products. Accordingly, Tactica's sales may be more volatile than the business of our other two segments. The results of our business could be adversely affected by decreases in sales of Tactica products.

Interest expense and Other income / expense

         Interest expense increased by 6.7 percent, or $267,000, in fiscal 2002, versus fiscal 2001, due to increased borrowings under our line of credit during the first three quarters of fiscal 2002. The increase in borrowings was due to our relatively high levels of inventory purchases early in the year. Such purchases enabled us to obtain products from suppliers at favorable prices.

         Interest expense increased to $3,989,000 in fiscal 2001 from $3,530,000 in fiscal 2000. The capitalization of interest on the construction of our new U.S. office building during the first two quarters of fiscal 2000 lowered interest expense for that year. No interest was capitalized during fiscal 2001.

         Other income decreased to $1,146,000 in fiscal 2002, compared to $1,883,000 in fiscal 2001. The primary reason for the decrease was a drop in income from the sale and appreciation of marketable securities from approximately $1,400,000 in fiscal 2001 to $147,000 in fiscal 2002. Interest income also fell because of lower interest rates and because of lower cash balances for most of fiscal 2002, versus fiscal 2001.

         Other income decreased to $1,883,000 in fiscal 2001 from $6,826,000 in fiscal 2000. Lower income from the sale and appreciation of marketable securities accounted for most of this decrease. Income from the sale and appreciation of marketable securities was approximately $1,400,000 in fiscal 2001, versus $6,300,000 for fiscal 2000.

Income tax expense

         In fiscal 2002 our income tax expense was 24.2 percent of net income before income taxes, as opposed to 17.0 percent in fiscal 2001. The main reason for this change was Tactica. Tactica incurs a total income tax rate of approximately 45 percent, versus 20 percent for our other two segments combined. Because Tactica produced net income during fiscal 2002, our effective tax rate rose above 20 percent. The removal during fiscal 2002 of a valuation allowance from a $1,115,000 deferred tax asset reduced Tactica's income tax expense below 45 percent for the fiscal year. Fiscal 2001 income tax expense totaled $3,558,000 or 17.0 percent of earnings before income taxes, versus a tax benefit of $14,000 in fiscal 2000 on $13,097,000 in earnings before income taxes. The Company's effective tax rate for each of fiscal 2001 and fiscal 2000 was reduced below rates of approximately 20 percent that it had experienced prior to fiscal 2000. During both fiscal 2001 and fiscal 2000, the Company's tax rate was reduced by the fact that Helen of Troy Limited, the Bermuda Corporation, which is not subject to any capital gains or other income tax, holds the consolidated group's investments in marketable securities. In addition, the charges associated with the Company's discontinuance of its artificial nails product line created tax benefits on the books of a U.S. subsidiary that offset much of the tax expense associated with the income of non-U.S. subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2002, we substantially strengthened our financial condition. Our cash balance increased, while our inventory balance decreased. In addition, at February 28, 2002 we had no borrowings outstanding on our working capital line of credit, versus a $10,000,000 balance on the same date a year earlier.

         Our cash balance increased 147.9 percent to $64,293,000 at February 28, 2002, compared to $25,937,000 at February 28, 2001. Operating activities provided $52,589,000 of cash during fiscal 2002, compared to using $185,000 during the previous fiscal year. In addition to net income, our successful efforts to reduce inventory balances were instrumental in the production of cash from operating activities. Investing activities used $5,735,000, due primarily to our prepayment of approximately $3,000,000 in royalties on an international royalty agreement. Financing activities used $8,499,000, mainly because we began the year with $10,000,000 borrowed under our line of credit and reduced that amount to zero by the end of fiscal 2002.

         Net accounts receivable increased 8.8 percent from February 28, 2001 to February 28, 2002. The percentage increase in accounts receivable is substantially less than the 24.9 percent increase in net sales that we achieved during fiscal 2002. The fiscal 2002 growth in Tactica's cash sales to consumers, relative to total net sales, was the primary reason that accounts receivable grew by a smaller percentage than net sales.

         Our February 28, 2002 inventory balance totaled $100,306,000, versus $118,544,000 at February 28, 2001, a 15.4 percent decrease. After making substantial purchases during the first half of fiscal 2002 in order to obtain favorable pricing from suppliers, we engaged in a successful effort to reduce our inventory levels mainly by curtailing inventory purchases in the second half of fiscal 2002.

         Our working capital balance increased to $191,438,000 at February 28, 2002 from $157,809,000 at February 28, 2001. Our current ratio was 4.7 at February 28, 2002, compared to 3.5 at February 28, 2001. The increase in our current ratio was largely due to the production of cash by our operating activities, lower levels of accounts payable, and the repayment of borrowings under the working capital line of credit in fiscal 2002. The decrease in accounts payable is primarily the result of lower levels of inventory purchases.

         In connection with its acquisition of a 55 percent interest in Tactica, the Company loaned $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $4,103,000 and $3,826,000 at February 28, 2002 and 2001, respectively. These amounts are included in "Other assets" on the Consolidated Balance Sheets.

         We maintain a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $25,000,000, incurs interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA), and expires August 31, 2003. At February 28, 2002 the interest rate charged under the line of credit was 2.89 percent. This line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At February 28, 2002, there were no borrowings under this line of credit and outstanding letters of credit totaled $439,000. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. The Company is in compliance with all of these requirements.

         Our $55,000,000 of long-term debt is comprised of a group of unsecured Senior Notes with face values totaling $40,000,000 and an interest rate of 7.01 percent, as well as an unsecured Senior Note with a face value of $15,000,000 and an interest rate of 7.24 percent. We pay interest on these notes each calendar quarter. The $40,000,000 group of Senior Notes require annual principal payments of $10,000,000 beginning January 5, 2005, with the final payment due January 5, 2008. The $15,000,000 Senior Note requires annual principal payments of $3,000,000 beginning July 18, 2008, with the final payment due July 18, 2012. The Senior Notes contain covenants that require the Company to meet certain net worth and other financial requirements. Additionally, the Senior Notes restrict the Company from incurring liens on any of its properties, except under certain conditions. The Company is in compliance with all the terms of these notes.

         Capital and license expenditures totaled $878,000, $3,185,000, and $8,340,000 in fiscal 2002, 2001, and 2000, respectively. Our operations are not typically capital intensive. On a normal operating basis, we are likely to incur approximately $1,000,000 in capital expenditures annually. In fiscal 2000, capital expenditures included $3,788,000 of expenditures associated with the construction of our U.S. office facility. We incurred capitalized license fees of $1,834,000 and $1,798,000 in fiscal 2001 and 2000, respectively. We are in the process of negotiating the renewal and modification of certain license agreements, which we expect to complete during fiscal 2003 at aggregate expenditures during fiscal 2003 of $3,000,000.

         Our contractual obligations and commercial commitments as of February 28, 2002 were:

                                                                     Payments Due by Period (in 000s)
                                             ------------------------------------------------------------------------
Contractual                                                Less than 1
Obligations                                    Total           year        1-3 years      4-5 years     After 5 years
-----------                                  ----------    -----------     ----------     ----------    -------------
Long-term debt                               $   55,000             --         20,000         10,000         25,000
Open purchase orders - inventory                 18,828         18,828             --             --             --
Minimum royalty payments                         49,220          8,655         13,621         13,730         13,214
                                             ----------     ----------     ----------     ----------     ----------
Total contractual obligations                $  123,048         27,483         33,621         23,730         38,214
                                             ==========     ==========     ==========     ==========     ==========

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Under a September 1999 Board of Directors resolution, the Company may repurchase up to a total of 3,000,000 shares of its Common Stock over a period extending to September 29, 2002. Since the inception of this Common Stock repurchase program, the Company repurchased a total of 1,342,431 shares of its Common Stock for $8,699,196, including commissions, or an average price per share of $6.48. No Common Stock was repurchased during fiscal 2002.

         Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future. We expect that our capital needs will stem primarily from the needs to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and might augment our internal growth with acquisitions of complimentary businesses and product lines. We might finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and upon conditions in the capital markets.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involves the application of several such policies. These policies include: consolidation of Tactica International, Inc. (Tactica) under the purchase method, estimates of our exposure to liability for income taxes in Hong Kong, estimates of credits to be issued to customers for sales that have already been recorded, the calculation of our allowance for doubtful accounts, and the valuation of inventory on a lower-of-cost-or-market basis.

         Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Consolidated Statements of Income for fiscal 2002 and fiscal 2001 include 100 percent of Tactica's net income or loss. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is extinguished. After that time, our consolidated net earnings will include 55 percent of Tactica's net income or loss.

         Hong Kong Income Taxes - The Inland Revenue Department ("the IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. The ultimate resolution of the IRD's claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Balance Sheets. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $30,520,000 (U.S.) for the period from fiscal 1990 through fiscal 2002.

         Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned product or in connection with sales incentives, such as co-operative advertising and volume rebate agreements. We reduce sales or increase selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.

         Allowance for doubtful accounts - From time to time, amounts due from our customers become uncollectible due to the customers' inability to pay. We record allowances specifically for customers' balances based on the probability that we will not receive payment. When major customers declare bankruptcy, we record an allowance equal to the amount due from that customer, less the portion of the receivable that we expect to collect either by selling the receivable in a secondary market or through settlement with the bankruptcy estate.

         Valuation of inventory - We account for our inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of its cost or its net realizable value. Determination of net realizable value requires management to estimate the point in time at which an item's net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

         In addition to the above policies, several other policies, including policies governing the timing of revenue recognition, are important to the preparation of our financial statements, but do not meet the definition of critical accounting policies because they do not involve subjective or complex judgements.

RISK FACTORS

         Competition. The personal care and comfort products industry is extremely competitive. Maintaining and gaining market share depends heavily upon price, quality, brand name recognition, patents, innovation in the design of new products and replacement models, and marketing and distribution approaches. We compete with domestic and international companies, some of which have substantially greater financial and other resources than those of the Company. We believe that our ability to produce reliable products that incorporate developments in technology and to satisfy consumer tastes with respect to style and design, as well as our ability to market a broad offering of products in each applicable category at competitive prices, are keys to our future success. No assurance can be given that we will be able to successfully compete on the basis of these factors in the future.

         Dependence Upon Licenses and Trademarks. A substantial portion of our sales revenue is derived from sales of products under licensed trademarks. As a result, we are materially dependent upon the continued use of such trademarks, particularly the VS Sassoon(R) and Revlon(R) trademarks. Actions taken by licensors and other third parties could diminish greatly the value of any of our licensed trademarks. If we were unable to sell products under these licensed trademarks the effect on our business, financial condition and results of operations could be both negative and material.

         Income Taxes. Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company's financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the U.S. Congress that, if enacted into law, could adversely affect our U.S. federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject a greater portion of our income to U.S. income taxes, thereby reducing our net income. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates in 2001 and 2002, but would limit the deductibility of payments made in certain intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the U.S. Treasury Department recently published a study of restructurings such as ours. It is not currently possible to predict whether the legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the U.S. Treasury Department's study. However, there is a risk that new laws in the U.S. could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our financial condition and results of operations.

         In addition to potential changes in tax laws, the Company's position on various tax matters may be challenged, as is the case with the Hong Kong Inland Revenue Department matter discussed in "Item 3. Legal Proceedings."

         Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning ten percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company's business.

         International Manufacturing and Operations. All of our products are manufactured by unaffiliated companies, most of which are in the Far East. Risks associated with such foreign manufacturing include: changing international political relations; changes in laws, including tax laws, regulations, and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production in the Far East. However, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, could have a material negative effect on our business, financial condition and results of operations.

         Inventory. Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and result of operations.

         Newly Acquired Product Lines and Subsidiaries. We may decide to grow our business through the acquisition of new product lines and businesses. The acquisition of a business or of the rights to market specific products or use specific product names involves a financial commitment. In the case of an acquisition such commitments are usually in the form of either cash or stock consideration. In the case of a new license, such commitments could take the form of license fees, prepaid royalties and future minimum royalty and advertising payments. While our strategy is to acquire businesses and to develop products that will contribute positively to earnings, there is no guarantee of such results. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities. Each of these factors could result in a newly acquired business or product line having a material negative impact on financial condition and results of operations.

         Reliance Upon Certain Customers. We are dependent on certain principal customers. Wal-Mart Stores, Inc., and one of its affiliates, accounted for approximately 22 percent of the Company's net sales in fiscal 2002. Our top three customers accounted for approximately 35 percent of fiscal 2002 net sales. Although we have long-standing relationships with our major customers, no contracts require these customers to buy from us. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

          Tactica's Potential Sales Volatility. Tactica's net sales grew substantially in fiscal 2002 from fiscal 2001, comprising 24 percent and five percent, respectively, of the Company's consolidated net sales during such periods. In addition, the increase in Tactica's sales in fiscal 2002 accounted for 94 percent of the increase in our consolidated sales during this period. Tactica's sales in fiscal 2002 were comprised heavily of the Epil-Stop(R) product line, which has an unproven product life cycle. Tactica also sells other products that have short life cycles. Furthermore, Tactica relies on television infomercials and direct response marketing campaigns for the marketing of its products. Accordingly, Tactica's sales may be more volatile than the business of our other two segments. The results of our business could be adversely affected by decreases in sales of Tactica products.

         Tactica Stockholders' Agreement. One of our subsidiaries is a party to a stockholders' agreement with the former owners of Tactica, who retained a 45 percent interest in Tactica (collectively the "other Tactica stockholders"). Under the terms of the stockholders' agreement, we have been granted the right to initiate a process whereby we can purchase, and the other Tactica stockholders are required to sell, the shares they own. In addition, the other Tactica stockholders have the right to initiate a process regarding the sale of their remaining interest in Tactica.

We may elect at our option not to purchase the shares owned by the other Tactica stockholders and under the terms of the stockholders' agreement the parties will then be required to initiate a procedure under which the entire business of Tactica would be offered for sale to third parties. In either case, the purchase price will be based upon fair market value as determined by independent appraisal. A sale to a third party would be subject to the approval of the other Tactica stockholders and us. In the event that either party exercises its rights under the stockholders' agreement, our financial position and profitability could be adversely affected.

         U.S. and Worldwide Economic Conditions. Adverse changes in economic conditions that affect consumer spending or worldwide economic conditions could have a material negative effect on the Company's financial condition and results of operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates," "believes," "expects" and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Factors that could cause actual results to differ from those anticipated include:

          o    general industry conditions and competition,

          o    credit risks,

          o the Company's, or its operating segments' material reliance on individual customers or small numbers of customers,

          o    the Company's material reliance on certain trademarks,

          o the impact of tax legislation, regulations, or treaties, including proposed legislation in the U.S. that would affect companies or subsidiaries of companies that have headquarters outside the U.S. and file U.S. income tax returns,

          o    the impact of other current and future laws, and regulations,

          o the results of our disagreement with the Hong Kong Internal Revenue Department concerning the portion of our profits subject to Hong Kong income tax,

          o any future disagreements with the U.S. Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

          o risks associated with inventory, including potential obsolescence,

          o    risks associated with new products and new product lines,

          o    risks associated with operating in foreign jurisdictions,

          o    foreign currency exchange losses,

          o    worldwide and domestic economic conditions,

          o    uninsured losses,

          o    reliance on computer systems,

          o    management's reliance on the representations of third parties,

          o    risks associated with new business ventures and acquisitions,

          o    risks associated with investments in equity securities, and

          o the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

NEW ACCOUNTING GUIDANCE

         In April 2001, the FASB's Emerging Issues Task force ("EITF") reached consensus on EITF Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires vendors who offer certain allowances to customers to characterize those allowances as reductions of net sales, rather than as selling, general, and administrative expenses ("SG&A"). EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires restatement of prior periods if possible. Had the Company applied EITF 00-25 its net sales and SG&A in fiscal 2002, 2001, and 2000 would have decreased by $3,023,000, $2,672,000 and
$1,665,000, respectively. EITF 00-25 will be applied beginning in fiscal 2003.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in its financial statements and measure those instruments at fair value. SFAS 133 was effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not affect the Company's Consolidated Financial Statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 is effective for the Company beginning March 1, 2002. It eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. In complying with SFAS 142, we will review the goodwill on our Consolidated Balance Sheets to determine whether it is impaired. We will determine fair values using discounted cash flow analysis. We estimate that the cumulative effect of adopting SFAS 142 will be a non-cash after-tax charge ranging from $15 million to $20 million in the first quarter of fiscal 2003. We will record this amount as a cumulative effect of an accounting change. Because it eliminates the amortization of goodwill, SFAS 142 will decrease our SG&A expense by approximately $2,000,000 in fiscal 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash. Our long-term debt is at fixed rates ranging from 7.01 percent to 7.24 percent. Increases in interest rates do not expose us to risk on this debt. However, as interest rates drop below the rates on our long-term debt, our interest cost can exceed the cost of capital of other companies who are borrowing at lower rates of interest.

         As mentioned in the "Liquidity and Capital Resources" discussion, interest rates on our revolving credit agreement vary based on the three-month LIBOR rate and on our ratio of debt to EBITDA. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. That agreement allows maximum borrowings of $25,000,000. At the end of fiscal 2002, no borrowings were outstanding under this agreement. However, if the need to borrow under the revolving credit agreement were to arise, higher interest rates would increase the cost of such debt. We do not currently hedge against interest rate risk.

         Because we purchase a substantial majority of our inventory using U.S. dollars, we are subject to minimal foreign exchange rate risk in purchasing inventory. Sales in countries other than the United Kingdom, Germany, and France are transacted in U.S. dollars. Our sales in the United Kingdom are transacted in British Pounds and our sales in France and Germany are invoiced in Euros. Until January 1, 2002, we also transacted sales in France and Germany in French Francs and German Marks, respectively. When the U.S. dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. In fiscal 2002, our gross sales in currencies other than the U.S. dollar totaled approximately $22,500,000, converted at average monthly exchange rates. Our fiscal 2002 foreign currency exchange loss totaled $307,000. We do not currently hedge against foreign currency fluctuations.

         The transition in 12 European countries from their local currencies to the Euro on January 1, 2002 did not affect our business materially. The effect of the transition for us is that sales that would previously have been invoiced in French Francs or German Marks are now invoiced in Euros.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                Page
                                                                                                ----

Independent Auditors' Report                                                                     24

Consolidated Financial Statements:
      Consolidated Balance Sheets as of February 28, 2002 and 2001                               25

      Consolidated Statements of Income for each of the years in the
         three-year period ended February 28, 2002                                               27

      Consolidated Statements of Stockholders' Equity for each of
         the years in the three-year period ended February 28, 2002                              28

      Consolidated Statements of Cash Flows for each of the years
         in the three-year period ended February 28, 2002                                        29

      Notes to Consolidated Financial Statements                                                 31

Financial Statement Schedule -
      Schedule II - Valuation and Qualifying Accounts for each of
         the years in the three-year period ended February 28, 2002                              47

         All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Helen of Troy Limited:

We have audited the consolidated financial statements of Helen of Troy Limited and subsidiaries (the Company) as listed in the index on page 23. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index on page 23. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2002 and February 28, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.


                                                KPMG LLP

El Paso, Texas
May 3, 2002

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 2002 and 2001
                   (in thousands, except par value and shares)


Assets                                                    2002           2001
                                                       ----------     ----------

Current assets:
     Cash and cash equivalents                         $   64,293         25,937
     Marketable securities, at market value                   145          1,956
     Receivables - principally trade, less
        allowance of $5,794 in 2002 and
        $4,081 in 2001                                     69,943         64,310
     Inventories                                          100,306        118,544
     Prepaid expenses                                       3,256          2,516
     Deferred income tax benefits                           5,727          7,118
                                                       ----------     ----------

        Total current assets                              243,670        220,381

Property and equipment, at cost less
     accumulated depreciation of $11,998 in
     2002 and $9,133 in 2001                               45,716         47,763

Goodwill, net of accumulated
     amortization of  $8,629 in 2002
     and $6,594 in 2001                                    40,767         42,808

License agreements, at cost less accumulated
     amortization of $11,842 in 2002
     and $10,676 in 2001                                    6,678          7,844

Other assets at cost, net                                  20,727         18,385
                                                       ----------     ----------

                                                       $  357,558        337,181
                                                       ==========     ==========

                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 2002 and 2001
                   (in thousands, except par value and shares)


                                                                    2002            2001
                                                                 ----------      ----------
Liabilities and Stockholders' Equity

Current liabilities
     Notes payable to banks                                      $       --          10,000
     Accounts payable, principally trade                             11,549          21,003
     Accrued expenses:
         Advertising and promotional                                  5,183           5,101
         Other                                                       15,369           8,343
     Income taxes payable                                            20,131          18,125
                                                                 ----------      ----------

         Total current liabilities                                   52,232          62,572

Long-term debt                                                       55,000          55,000
                                                                 ----------      ----------

         Total liabilities                                          107,232         117,572
                                                                 ----------      ----------

Stockholders' equity
     Cumulative preferred stock, non-voting, $1.00
         par value.  Authorized 2,000,000 shares;
         none issued                                                     --              --
     Common stock, $.10 par value.  Authorized
         50,000,000 shares; 28,196,517 and 28,065,526
         shares issued and outstanding at February 28,
         2002 and 2001, respectively                                  2,820           2,806
     Additional paid-in-capital                                      53,424          52,206
     Retained earnings                                              195,474         169,503
     Minority interest in deficit of acquired subsidiary             (1,392)         (4,906)
                                                                 ----------      ----------

         Total stockholders' equity                                 250,326         219,609
                                                                 ----------      ----------

Commitments and contingencies
                                                                 $  357,558         337,181
                                                                 ==========      ==========


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
              (in thousands, except shares and earnings per share)


                                                                   Year Ended the Last Day of February
                                                            ------------------------------------------------

                                                                2002              2001              2000
                                                            ------------      ------------      ------------

Net Sales                                                   $    451,249           361,398           299,513
Cost of sales                                                    238,859           220,530           185,685
                                                            ------------      ------------      ------------

         Gross profit                                            212,390           140,868           113,828

Selling, general and administrative
         expenses                                                170,733           117,872           104,027
                                                            ------------      ------------      ------------

               Operating income                                   41,657            22,996             9,801

Other income (expense):
         Interest expense                                         (4,256)           (3,989)           (3,530)
         Other income, net                                         1,146             1,883             6,826
                                                            ------------      ------------      ------------

               Total other income (expense)                       (3,110)           (2,106)            3,296
                                                            ------------      ------------      ------------

               Earnings before income taxes                       38,547            20,890            13,097

         Income tax expense (benefit)                              9,332             3,558               (14)
                                                            ------------      ------------      ------------

                 Net earnings                               $     29,215            17,332            13,111
                                                            ============      ============      ============

Earnings per share:
                 Basic                                      $       1.04               .61               .45
                 Diluted                                    $       1.00               .60               .44

Weighted average number of common
   shares used in computing net earnings per share
                 Basic                                        28,089,072        28,420,073        29,052,788
                 Diluted                                      29,198,972        28,728,762        29,885,260


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              Years ended last day of February 2002, 2001 and 2000
                                 (in thousands)

                                                                                                        Minority
                                                                                                      Interest in
                                                                       Additional                      Deficit of        Total
                                                         Common         Paid-In         Retained        Acquired      Stockholders'
                                                         Stock          Capital         Earnings       Subsidiary        Equity
                                                       ----------      ----------      ----------     -----------     -------------
Balances, February 28, 1999                            $    2,905      $   53,750      $  143,187      $       --      $  199,842
Exercise of common stock
         options, net                                          16             913              --              --             929
Issuance of common stock
         in connection with employee
         stock purchase plan                                    4             360              --              --             364
Net issuance of (recovery) common
         stock in connection with
         Acquisitions                                          12            (558)             --              --            (546)
Acquisition and retirement
         of common stock                                      (53)           (971)         (3,052)             --          (4,076)
Net earnings                                                   --              --          13,111              --          13,111
                                                       ----------      ----------      ----------      ----------      ----------

Balances, February 29, 2000                            $    2,884          53,494         153,246              --         209,624

Exercise of common stock
      options, net                                              1              52              --              --              53
Issuance of common stock
      in connection with employee
      stock purchase plan                                       3             168              --              --             171
Acquisition and retirement
      of common stock                                         (82)         (1,508)         (3,033)             --          (4,623)
Minority interest in deficit of
      acquired subsidiary at date of acquisition               --              --              --          (2,948)         (2,948)
Net earnings                                                   --              --          19,290          (1,958)         17,332
                                                       ----------      ----------      ----------      ----------      ----------
Balances February 28, 2001                             $    2,806          52,206         169,503          (4,906)        219,609
Exercise of common stock
      options, net                                             10             710              --              --             720
Issuance of common stock
      in connection with employee
      stock purchase plan                                       4             178              --              --             182
Capital contribution to subsidiary by minority
      shareholders                                             --             330              --             270             600
Net earnings                                                   --              --          25,971           3,244          29,215
                                                       ----------      ----------      ----------      ----------      ----------
Balances February 28, 2002                             $    2,820      $   53,424      $  195,474      $   (1,392)     $  250,326
                                                       ==========      ==========      ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                         Years Ended Last Day of February
                                                                 ------------------------------------------------

                                                                     2002              2001              2000
                                                                 ------------      ------------      ------------

Cash flows from operating activities:
      Net earnings                                               $     29,215            17,332            13,111
      Adjustments to reconcile net earnings
         to net cash provided by operating
         activities:
         Depreciation and amortization                                  8,630             8,137             6,921
         Provision for doubtful receivables                             2,153             1,003               559
         Deferred taxes, net                                            1,391            (2,148)           (1,112)
         Purchases of marketable securities                              (431)           (1,579)          (16,340)
         Proceeds from sales of marketable securities                   2,407             2,006            21,530
         Realized gain - trading securities                              (777)             (688)           (6,265)
         Unrealized (gain) loss - trading securities                      612              (701)               81
         Loss on disposal of property, plant and
            equipment                                                      17                --                --
         Impairment of asset held for sale                                 --               158               650
         Other non-cash adjustments to income                              --             2,457             1,783
      Changes in operating assets and liabilities:
         Accounts receivable                                           (7,786)          (12,053)            6,324
         Inventory                                                     18,238           (20,011)           (6,671)
         Prepaid expenses                                                (740)            1,483            (1,871)
         Accounts payable                                              (9,454)            8,240             4,703
         Accrued expenses                                               7,108            (8,892)            5,827
         Income taxes payable                                           2,006             5,071              (600)
                                                                 ------------      ------------      ------------
      Net cash provided (used) by operating
         activities                                                    52,589              (185)           28,630
                                                                 ------------      ------------      ------------

Cash flows from investing activities:
      Capital and license expenditures                                   (878)           (3,185)           (8,340)
      Cash paid for acquisitions, net of cash acquired                     --            (2,205)           (1,798)
      Proceeds from sales of property, plant, and
         equipment                                                         43                --                --
      Increase in other assets                                         (4,900)           (7,904)           (4,589)
                                                                 ------------      ------------      ------------
      Net cash used by investing
         activities                                                    (5,735)          (13,294)          (14,727)
                                                                 ------------      ------------      ------------


                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                Years Ended Last Day of February
                                                                           ------------------------------------------

                                                                              2002            2001            2000
                                                                           ----------      ----------      ----------

Cash flows from financing activities:
      Net proceeds from (payments on) short-term borrowings                   (10,000)         10,000         (10,000)
      Payments on long-term debt                                                   --            (450)             --
      Capital contribution to subsidiary by minority shareholders                 600              --              --
      Proceeds from exercise of stock options, net                                902             224             747
      Common stock repurchases                                                     --          (4,623)         (4,076)
                                                                           ----------      ----------      ----------

      Net cash (used in) provided by financing activities                      (8,498)          5,151         (13,329)
                                                                           ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                           38,356          (8,328)            574
                                                                           ----------      ----------      ----------

Cash and cash equivalents, beginning
      of year                                                                  25,937          34,265          33,691
                                                                           ----------      ----------      ----------

Cash and cash equivalents, end of year                                     $   64,293          25,937          34,265
                                                                           ==========      ==========      ==========

Supplemental cash flow disclosures:
      Interest paid                                                        $    4,278           3,982           4,210
      Income taxes paid (net of refunds)                                   $    5,776           1,015           1,177


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) General

         Helen of Troy Limited, a Bermuda company, and its subsidiaries (the
             "Company") design, develop, import, and distribute hair care appliances, hairbrushes, combs, hair accessories and other personal care products. The Company purchases its products from unaffiliated manufacturers most of which are located in The People's Republic of China, Thailand, Taiwan and South Korea.

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

       (b) Consolidation

         The consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries, including Tactica International, Inc. ("Tactica"), a subsidiary in which the Company acquired a 55 percent interest in fiscal 2001. The Company's consolidated net income includes and will continue to include one hundred percent of Tactica's net income or loss until such time as the minority interest in Tactica's accumulated deficit has been extinguished. Intercompany balances and transactions have been eliminated in consolidation.

       (c) Revenue recognition

         The Company recognizes revenues when it ships its product to customers.
             Customers at times request credits for returned product or in connection with incentives such as co-operative advertising agreements. The Company reduces sales or increases selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Management bases such estimates either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.

       (d) Inventories

         The Company accounts for its inventory using a first-in-first-out system in which it records inventory on its balance sheet at the lower of its cost or its net realizable value. Determination of net realizable value requires management to estimate the point in time at which an item's value drops below its cost and the dollar amount of the item's net realizable value. The Company regularly reviews its inventory for slow-moving items and for items that it is unable to sell at prices above their original cost. When it identifies such an item, the Company reduces its book value to the amount that it expects to realize upon sale of that item.

       (e) Valuation of accounts receivable

         The allowance for doubtful accounts reflects the Company's best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

       (f) Property and equipment

         Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (g) License agreements

         A substantial majority of the Company's sales are made subject to license agreements with the licensors of the VS Sassoon(R), Revlon(R), Sunbeam(R) and Dr. Scholl's(R) trademarks. The Company amortizes the acquisition costs of the existing license agreements on a straight-line basis over the lives of the respective agreements. Net sales subject to license agreements comprised 55 percent, 72 percent, and 73 percent of total net sales for fiscal years 2002, 2001, and 2000, respectively. Royalty expense under the Company's license agreements is recognized as it is incurred.

       (h) Income taxes

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

       (i) Earnings per Share

         Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of potentially dilutive securities. The number of potentially dilutive securities was 1,109,900; 308,689; and 832,472 for fiscal years 2002, 2001, and 2000, respectively. Dilutive securities for the year ended February 28, 2002 consisted entirely of stock options. Dilutive securities for the years ended February 28, 2001 and February 29, 2000 included 258,084 and 739,615 shares, respectively, attributable to dilutive stock options, as well as 50,605 and 92,857 shares, respectively, contingently issuable as part of an acquisition. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of the Company's common stock totaled 2,794,900; 4,319,762; and 3,786,612 for fiscal 2002, 2001, and 2000, respectively.

       (j) Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       (k) Foreign Currency Transactions

         The U.S. dollar is the Company's functional currency. All of Helen of Troy Limited's non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. dollars using average exchange rates for the months in which the transactions occurred. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net earnings.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (l) Advertising

         Advertising costs are expensed in the fiscal year in which they are incurred. During the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000, the Company charged $49,261,000, $31,675,000, and $18,527,000, respectively, of advertising costs to selling, general, and administrative expenses.

       (m) Warranties

         The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual of approximately $3,428,000, $2,946,000 and $2,868,000 as of February 28, 2002, February 28, 2001 and February 29, 2000, respectively, to cover future warranty costs.

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

         Intangible assets consist primarily of goodwill, license agreements and trademarks. The Company amortizes intangible assets using the straight-line method over appropriate periods ranging from five to forty years. The Company recorded amortization of intangible assets totaling $5,765,000, $5,292,000, and $4,527,000 during fiscal 2002,
           2001, and 2000, respectively.

         The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The discount rate used would be based on the Company's cost of capital. Beginning in fiscal 2003, the Company will apply the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," in assessing the valuation of its goodwill. See the section of this footnote entitled "New Accounting Guidance" for a discussion of the implications of SFAS 142.

       (o) Interest Income

         Interest income is included in "Other income, net" on the Consolidated
           Statements of Income. Interest income totaled $727,000, $931,000, and $987,000 in fiscal 2002, 2001, and 2000, respectively.

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

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (q) Stock-based Compensation Plans

         Statement of Financial Accounting Standards No. 123, "Accounting for
           Stock-Based Compensation," encourages, but does not require companies to record compensation expense for stock-based compensation plans at fair value. The Company has chosen to account for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no expense in connection with its stock-based compensation plans, as all stock option grants are made at market value on the date of grant. Income tax benefits attributable to stock options exercised are credited to Additional paid-in capital.

       (r) New Accounting Guidance

         In April 2001, the Financial Accounting Standards Board's ("FASB's")
           Emerging Issues Task force ("EITF") reached consensus on EITF Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires vendors who offer certain allowances to customers to characterize those allowances as reductions of net sales, rather than as selling, general, and administrative expenses ("SG&A"). EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires restatement of prior periods if possible. Had the Company applied EITF 00-25 its net sales and SG&A in fiscal 2002, 2001, and 2000 would have decreased by $3,023,000, $2,672,000 and $1,665,000, respectively. EITF 00-25 will be applied beginning in fiscal 2003.

         In June 1998, the FASB issued Statement of Financial Accounting
           Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in its financial statements and measure those instruments at fair value. SFAS 133 was effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not affect the Company's Consolidated Financial Statements.

         In June 2001, the FASB issued Statement of Financial Accounting
           Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 is effective for the Company beginning March 1, 2002. It eliminates the amortization of goodwill and other indefinite intangible assets. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed by such analysis to be impaired is to be written down to its fair value. In complying with SFAS 142, the Company will review the goodwill on its Consolidated Balance Sheets to determine whether it is impaired. Fair values will be determined using discounted cash flow analysis. The Company estimates that the cumulative effect of adopting SFAS 142 will be a non-cash after-tax charge ranging from $15 million to $20 million in the first quarter of fiscal 2003. This amount will be recorded as a cumulative effect of an accounting change. Because it eliminates the amortization of goodwill, SFAS 142 will decrease the Company's SG&A expense by approximately $2,000,000 in fiscal 2003.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

                                                                             Estimated          As of February 28,
                                                                            Useful Lives   --------------------------
                                                                               (Years)        2002            2001
                                                                            ------------   ----------      ----------

     Land                                                                           --     $   10,157          10,157
     Building and improvements                                                   20-40         29,315          29,242
     Computer and other equipment                                                3 - 5         10,416           9,809
     Transportation equipment                                                    3 - 5            862             897
     Furniture and fixtures                                                      5- 15          6,964           6,791
                                                                                           ----------      ----------
                                                                                               57,714          56,896

              Less accumulated depreciation                                                   (11,998)         (9,133)
                                                                                           ----------      ----------
     Property and equipment, net                                                           $   45,716          47,763
                                                                                           ==========      ==========

    The Company recorded $2,865,000, $3,003,000, and $2,394,000 of depreciation expense for fiscal 2002, 2001, and 2000, respectively. Capital expenditures totaled $878,000, $1,351,000, and $8,340,000 in fiscal 2002,
      2001, and 2000, respectively.

    The Company recognized a $650,000 impairment charge during fiscal 2000 and an additional $158,000 charge during the fourth quarter of fiscal 2001. These amounts represent the estimated excess of the carrying amount over the estimated net realizable value of the Company's former El Paso, Texas office facility and warehouse. The former office facility was sold during fiscal 2002, is classified as an asset held for sale and is included in the heading "Other assets" on the accompanying February 28, 2001 Consolidated Balance Sheet. The carrying value of the former warehouse is included in the heading "Other assets" on the accompanying February 28, 2002 and February 28, 2001 Consolidated Balance Sheets.

    During fiscal 2000 the Company capitalized $721,000 of interest in connection with the construction of a new office facility. No interest was capitalized in fiscal 2002 or fiscal 2001.

    The Company leases 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real estate partnership in which the Chief Executive Officer and another member of the Board of Directors are limited partners. During fiscal 2002 the Company paid the real estate partnership $624,000 under these leases.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) NOTES PAYABLE

    The Company maintains a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA), and expires August 31, 2003. At February 28, 2002 the interest rate charged under the line of credit was 2.89 percent. This line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At February 28, 2002, there were no borrowings under this line of credit and outstanding letters of credit totaled $439,000. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio, and its fixed charge coverage ratio. The Company is in compliance with all of these requirements.

(4) LONG-TERM DEBT

    On January 5, 1996, a U.S. subsidiary issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at a rate of 7.01%. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of its subsidiaries. Annual principal payments of $10,000,000 each begin January 5, 2005, with the final payment due January 5, 2008. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 2002 is approximately $41,119,000.

    On July 18, 1997, a U.S. subsidiary of the Company issued a $15,000,000
      Senior Note. Interest is paid quarterly at a rate of 7.24%. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited and certain of its subsidiaries and is due July 18, 2012. Annual principal payments of $3,000,000 each begin July 18, 2008, with the final payment due July 18, 2012. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 28, 2002 is approximately $15,818,000.

    Both the $40,000,000 and $15,000,000 Senior Notes contain covenants that require the Company to meet certain net worth and other financial requirements. Additionally, the notes restrict the Company from incurring liens on any of its properties, except under certain conditions as defined in the Senior Note agreements. The Company is in compliance with all the terms of these notes.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES

    The components of earnings before income tax expense are as follows:

                                              Years ended the last day of February
                                            ----------------------------------------
                                                         (in thousands)

                                               2002           2001           2000
                                            ----------     ----------     ----------

         U.S                                $   17,762          4,524         (5,725)
         Non-U.S                                20,785         16,366         18,822
                                            ----------     ----------     ----------
                                            $   38,547         20,890         13,097
                                            ==========     ==========     ==========

    The components of income tax expense (benefit) are as follows:

                                               2002           2001           2000
                                            ----------     ----------     ----------
         Current
                  U.S                       $    6,252          2,990           (182)
                  Non-U.S                        1,689          2,716          1,280
         Deferred                                1,391         (2,148)        (1,112)
                                            ----------     ----------     ----------
                                            $    9,332          3,558            (14)
                                            ==========     ==========     ==========

    Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

                                                     Years ended the last day of February
                                                   ----------------------------------------
                                                               (in thousands)

                                                      2002           2001           2000
                                                   ----------     ----------     ----------

         Expected tax expense at the U.S.
                   statutory rate of 35%           $   13,491          7,312          4,584
         Decrease in income taxes resulting
                   from income from non-U.S.
                   operations subject to
                   varying income tax rates            (4,159)        (3,754)        (4,598)
                                                   ----------     ----------     ----------
         Actual tax expense                        $    9,332          3,558            (14)
                                                   ==========     ==========     ==========

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES, CONTINUED

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 2002 and 2001 are as follows:

                                                                        2002            2001
                                                                     ----------      ----------
    Deferred tax assets:                                                   (in thousands)

             Net operating loss carryforwards                        $    1,510           1,615
             Inventories, principally due to additional
                      cost of inventories for tax purposes                2,164           1,287
             Accrued expenses                                             2,246           3,557
             Accounts receivable                                          2,679           2,926
                                                                     ----------      ----------
                      Total gross deferred tax assets                     8,599           9,385
    Valuation allowance                                                  (1,076)         (1,627)
    Deferred tax liabilities:
             Depreciation and amortization                               (1,796)           (640)
                                                                     ----------      ----------
    Net deferred tax asset                                           $    5,727           7,118
                                                                     ==========      ==========

    The Company's U.S. net operating loss carryforward of $1,248,000 expires if not utilized by fiscal 2019. Accounting standards require that deferred income taxes reflect the tax consequences of future tax benefits, including net operating losses, to the extent that realization of such benefits is more likely than not. Certain of the Company's gross deferred tax assets did not, in the opinion of management, meet that standard as of February 28, 2002 and 2001. Therefore, the Company placed a valuation allowance against those assets. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets, including net operating losses, will be realized. The amount of the deferred tax assets considered realizable, however, could be lower if estimates of future taxable income during the carryforward period are reduced.

    The Hong Kong Inland Revenue Department ("the IRD") has assessed income tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. The ultimate resolution of the IRD's claims cannot be predicted with certainty. However, the Company has recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. If the IRD's position were to prevail the resulting tax liability could total $30,520,000 (U.S.) for the period from fiscal 1990 through fiscal 2002. In connection with the IRD's tax assessment, the Company purchased tax reserve certificates in Hong Kong. The certificates were valued at $5,750,000 (U.S.) as of February 28, 2002. The $5,750,000
      represented approximately 50 percent of the liability assessed by the IRD for fiscal 1990 through 1997. Tax reserve certificates represent the prepayment of potential tax liabilities by a taxpayer. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for the resolution of the IRD's claims.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) INCOME TAXES, CONTINUED

    The Internal Revenue Service ("IRS") is examining the U.S. federal tax returns of the Company's largest domestic subsidiary for the fiscal years 1997, 1998 and 1999. To date, the IRS has proposed no adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the estimated effect of the examination.

    The Company plans to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. The Company has made no provision for U.S. federal income taxes on these undistributed earnings. At February 28, 2002, undistributed earnings for which the Company had not provided deferred U.S. federal income taxes totaled $50,244,000.

(6) STOCK-BASED COMPENSATION PLANS

    The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for the Company's stock option plans or its stock purchase plan. Had the Company recorded compensation expense for its stock option plans based on the fair value of the options at the dates of grant for those awards, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                  Years Ended the last day of February
                                                          ----------------------------------------------------
                                                               2002               2001               2000
                                                          --------------     --------------     --------------

      Net Income:                As Reported              $   29,215,000         17,332,000         13,111,000
                                 Pro forma                    21,799,000         12,502,000          5,054,000
      Earnings per share:
                        Basic:   As Reported              $         1.04                .61                .45
                                 Pro forma                $          .78                .44                .17

                        Diluted: As Reported              $         1.00                .60                .44
                                 Pro forma                $          .75                .44                .17

    The Company computed the pro forma figures disclosed above using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001, and 2000, respectively; expected dividend yields of zero for all years; expected volatility of
      40.8 percent for fiscal 2002, 34.9 percent for fiscal 2001, and 27.4 percent for fiscal 1999; risk-free interest rates of 4.7 percent for fiscal 2002, 4.9 percent for fiscal 2001, and 6.6 percent for fiscal 2000; and expected lives of 3, 4, 5 or 10 years depending on the option granted.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) STOCK-BASED COMPENSATION PLANS, CONTINUED

    Under stock option and restricted stock plans adopted in 1994 and 1998 (the
      "1994 Plan" and the "1998 Plan," respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options ("ISOs"), non-qualified stock options ("Non-Qs") and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant.

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

    A summary of stock option activity under all plans is as follows:

                                                                   Years Ended the last day of February
                                          ----------------------------------------------------------------------------------------

                                                     2002                          2001                          2000
                                          --------------------------     --------------------------     --------------------------
                                                           WEIGHTED                       Weighted                       Weighted
                                                           AVERAGE                        Average                        Average
                                            SHARES         EXERCISE        Shares         Exercise        Shares         Exercise
                                            (000S)          PRICE          (000s)          Price          (000s)          Price
                                          ----------      ----------     ----------      ----------     ----------      ----------
    Options outstanding,
             beginning of year                 6,203      $    10.52          5,441      $    11.96          4,393      $    11.53
             Options granted                   1,353           10.26          1,273            5.95          1,386           12.16
             Options exercised                  (108)           6.57            (12)           4.31           (146)           4.72
             Options forfeited                  (125)          10.25           (499)          14.78           (192)           8.95
                                          ----------      ----------     ----------      ----------     ----------      ----------
    Options outstanding, at
              year end                         7,323           10.53          6,203           10.52          5,441           11.96
                                          ==========      ==========     ==========      ==========     ==========      ==========
    Options exercisable at year-end            5,870      $     9.96          4,362      $     9.01          3,032            9.54
                                          ==========      ==========     ==========      ==========     ==========      ==========

    Weighted-average fair value of
             options granted during
             the year                                     $     5.72                     $     3.00                           6.40

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) STOCK-BASED COMPENSATION PLANS, CONTINUED

      The following table summarizes information about stock options at February 28, 2002:

                                          Outstanding Stock Options                            Exercisable Stock Options
                         ----------------------------------------------------------------     ---------------------------
                                                              Weighted-
                                                               Average         Weighted-                       Weighted-
                                                              Remaining         Average                         Average
                          Number of                          Contractual       Exercise        Number of       Exercise
                           Options         Price Range       Life (years)        Price          Options          Price
                         -----------     ----------------    ------------     -----------     -----------     -----------
ISOs
                             224,054       $4.13 to $6.35            6.30     $      5.49          51,830     $      4.69
                             173,077      $6.75 to $11.67            6.56            8.46          40,177            9.25
                             164,992     $12.13 to $23.91            4.71           13.66          74,241           14.10
                         -----------                                                          -----------
Total                        562,123                                 5.91     $      8.80         166,248     $      9.99
                         ===========                                                          ===========

Non-Qs
                           2,834,272       $4.13 to $9.17            6.15     $      5.64       2,763,072     $      5.63
                           3,606,643     $10.00 to $20.00            7.24           14.49       2,700,669           14.09
                         -----------                                                          -----------
Total                      6,440,915                                 6.76     $     10.59       5,463,741     $      9.81
                         ===========                                                          ===========

Directors' Plan
                             140,000      $4.41 to $10.75            8.35     $      8.21          80,000     $      7.78
                             180,000     $12.53 to $17.63            6.27           15.64         160,000           16.02
                         -----------                                                          -----------
Total                        320,000                                 7.18     $     12.39         240,000     $     13.28
                         ===========                                                          ===========

    In fiscal 1999 the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize the Company to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period. During fiscal 2002, employees purchased 22,341 shares of common stock from the Company under the stock purchase plan.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) COMMITMENTS AND CONTINGENCIES

    The Company has employment contracts with certain of its officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from March 15, 2003 to February 28, 2007. The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2002, excluding incentive compensation, was approximately $4,000,000.

    Many of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require the Company to pay minimum royalties, meet minimum sales volumes and make minimum levels of advertising expenditures. Minimum royalties due under these agreements during fiscal 2003 total $8,655,000.

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

    In the fourth quarter of fiscal 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement (which was later formally terminated) with The Schawbel Corporation ("Schawbel"), the supplier of the Company's butane hair care products. In a related matter, in September 1999, Schawbel commenced litigation in the U.S. District Court for the District of Massachusetts against The Conair Corporation ("Conair"), the predecessor distributor for Schawbel's butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel's termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day "sell-off" period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. In November 2000, the Massachusetts court granted Schawbel its request for preliminary injunction, and ordered that Conair cease selling all allegedly infringing products. The Company intervened as a plaintiff in the action to assert claims against Conair similar to the claims raised by Schawbel. The Company is seeking to recover damages in excess of $10 million, arising from the Company's inability to meet minimum purchase requirements under its distribution agreement with Schawbel and the subsequent termination of that agreement by Schawbel. Conair responded by filing a counterclaim alleging that the Company conspired with Schawbel to unlawfully terminate Conair's distribution agreement with Schawbel, and to disparage Conair's reputation in the industry. The counterclaim seeks $15 million in damages. Although the ultimate outcome of the matter cannot be predicted, the Company contends that Conair's counterclaims lack validity. The Company intends to pursue vigorously its claims and defense in the litigation.

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

    On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of February 28, 2001, the Company had repurchased 1,342,431 of its shares under this resolution at a total cost of $8,699,000. The Company did not repurchase any of its Common Stock during fiscal 2002.

(8) FOURTH QUARTER CHARGES/TRANSACTIONS

    In the fourth quarter of fiscal 2001, the Company recognized $2,457,000 in pre-tax charges due to the planned discontinuance of a product (see note
      7). The Company's fourth quarter fiscal 2001 results also included a $1,895,000 reduction in SG&A due to the settlement of a license obligation for which the Company accrued a liability in fiscal 2000.

    During the fourth quarter of fiscal 2000 the Company recorded pre-tax charges of $10,624,000 related to the discontinuation of its artificial nails product line. The pre-tax charges resulting from such discontinuation included $2,669,000 for the write-down of artificial nails inventory. In addition, reserves for resolution of future contractual obligations, allowances for customer returns, and the write-off of related license costs, resulted in approximately $7,955,000 in fourth quarter 2000 charges. Also during the fourth quarter of fiscal 2000, the Company implemented several major organizational changes, resulting in fourth quarter charges of $770,000. These changes realigned organizational responsibilities, restructured various departments and streamlined certain functions within the Company. At February 29, 2000 accrued liabilities included approximately $8,000,000 related to these charges.

    The Company's fourth quarter fiscal 2002 results do not contain any transactions of a non-routine nature.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                             May           August         November        February             Total
                         -----------     -----------     -----------     -----------        -----------
Fiscal 2002:

Net sales                $    92,075     $   113,482     $   142,624     $   103,068        $   451,249

Gross profit                  42,671          56,396          65,006          48,317            212,390

Net earnings                   4,591           7,303          12,967           4,354             29,215

Earnings per
Share
         Basic                   .16             .26             .46             .15               1.04
         Diluted                 .16             .25             .44             .15               1.00

Fiscal 2001:

Net sales                $    76,111     $    88,233     $   119,106     $    77,948        $   361,398

Gross profit                  29,929          33,817          45,398          31,724            140,868

Net earnings                   2,334           3,746           7,940           3,312(a)          17,332

Earnings per
Share
         Basic                   .08             .13             .28             .12                .61
         Diluted                 .08             .13             .28             .12                .60

    The business of the Company is somewhat seasonal. Between 54 percent and 57 percent of annual sales volume normally occurs in the second and third fiscal quarters.

    (a) See note 8 regarding fourth quarter 2001 charges relating to the discontinuance of certain non-core products.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10) SEGMENT INFORMATION

    The following table contains segment information for fiscal 2002, 2001, and 2000.

                                                 (in thousands)
                                 North                                          Corporate /
                               American      International       Tactica          Other             Total
                              -----------    -------------     -----------      -----------      -----------
2002
Net sales                     $   312,668     $    29,906      $   108,675               --      $   451,249
Operating income (loss)            32,203            (244)          11,930           (2,232)          41,657
Identifiable assets               287,897          21,248           17,184           31,229          357,558
Capital / license
expenditures                          647             111              120               --              878
Depreciation and
amortization                        6,665           1,442              256              267            8,630

2001
Net sales                     $   311,998     $    25,390      $    24,010               --      $   361,398
Operating income (loss)            28,736              94           (4,629)          (1,205)          22,996
Identifiable assets               273,068          24,331           19,943           19,839          337,181
Capital / license
expenditures                        3,056             125                4               --            3,185
Depreciation and
amortization                        7,537             372              228               --            8,137

2000
Net sales                     $   275,827     $    23,686               --               --      $   299,513
Operating income (loss)             9,857             835               --             (891)           9,801
Identifiable assets               264,460          20,231               --           19,561          304,252
Capital / license
expenditures                        8,253              87               --               --            8,340
Depreciation and
amortization                        6,025             896               --               --            6,921

    The operating income and loss totals for the North American segment include
      $233,000 of income for fiscal 2001 and a $10,801,000 loss for fiscal 2000, related to artificial nails products. The Company has discontinued production of artificial nails and is in the process of attempting to sell the remainder of its artificial nails inventory (see note 8). The Company recognized no significant income or loss on artificial nails in fiscal 2002.

    The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the U.S. and Canada. The International segment sells hair care appliances, personal care appliances, hairbrushes, combs, and hair accessories in other counties. Tactica sells a variety of personal care and other consumer products directly to customers and to retailers.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10) SEGMENT INFORMATION, CONTINUED

    Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general and administrative expenses associated with the segment. The selling, general, and administrative expense totals used to compute each segment's operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

    The Company's domestic and international net revenues from third parties and long-lived assets are as follows:

                                                         2002           2001           2000
                                                      ----------     ----------     ----------
         NET REVENUES FROM THIRD PARTIES:
         United States                                $  408,990        323,330        264,238
         International                                    42,259         38,068         35,275
                                                      ----------     ----------     ----------
         Total                                           451,249        361,398        299,513
                                                      ==========     ==========     ==========

         LONG-LIVED ASSETS:
         United States                                    91,868         94,890         90,674
         International                                    22,020         21,910         19,555
                                                      ----------     ----------     ----------
         Total                                        $  113,888        116,800        110,229
                                                      ==========     ==========     ==========

    Sales to one customer and its affiliate accounted for 22 percent, 23 percent, and 26 percent of the Company's net sales in fiscal 2002, 2001, and 2000, respectively.

(11) ACQUISITIONS AND PURCHASES OF TRADEMARKS

    In December 1999, the Company entered into a long-term license with Sunbeam
      Products, Inc. to develop, market and distribute hair dryers and curling irons, hairsetters, styling products and hot air brushes under the Sunbeam(R) trade name in the U.S. and Canada. In January 2000 the Company acquired a long-term license from Sunbeam Products, Inc. to design, develop and sell human hair clippers and trimmers under the Sunbeam(R) trade name. At the same time Sunbeam Products, Inc. granted Helen of Troy a license to sell the same products under the Oster(R) trade name for a transitional period.

    In March 2000, the Company acquired a 55 percent ownership interest in Tactica International, Inc. ("Tactica") for $2,500,000. In addition, the Company loaned the minority shareholders of Tactica $3,500,000 on March 14, 2000. The interest rate on these loans is 8.75 percent. All principal and accrued interest on the loans is due March 14, 2005. Included in "Other assets" on the Company's February 28, 2002 and 2001 consolidated balance sheets are $4,103,000 and $3,826,000, respectively, related to the principal and accrued interest on these loans. The 45 percent interest held by other shareholders in Tactica's deficit appears as a reduction of the Company's stockholders' equity on the February 28, 2002 and 2001 consolidated balance sheets. The financial results of Tactica have been included in the accompanying financial statements of the Company, beginning March 14, 2000, the date of acquisition. It was not practical to develop pro forma information for the year ended February 29, 2000. The Company accounted for the Tactica acquisition using the purchase method of accounting. Acquisition costs in excess of the fair value of the net tangible assets acquired are included in goodwill. During fiscal 2002, the other shareholders of Tactica contributed $600,000 of cash to Tactica.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

     Years ended February 28, 2002, February 28, 2001 and February 29, 2000
                                 (in thousands)


                                                                         Additions
                                                                ----------------------------

                                                  Balance at      Charged                       Write-off of
                                                  Beginning       to cost                       uncollectible     Balance at
Description                                        of Year      and expenses     Recoveries       accounts       End of Year
------------                                     -----------    ------------     -----------    -------------    -----------

Year ended February 28, 2002
     Allowance for accounts receivable           $     4,081     $     1,969     $        22     $       278     $     5,794

Year ended February 28, 2001
     Allowance for accounts receivable                 2,514           2,469              63             965           4,081

Year ended February 29, 2000
     Allowance for accounts receivable                 1,756           2,554              64           1,860           2,514

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2002 fiscal year, is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

    Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2002 fiscal year, is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2002 fiscal year, is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2002 fiscal year, is incorporated herein by reference in response to this Item 13.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

       (a)    Exhibits

              3.1 Memorandum of Association. (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993).

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

              10.16 Helen of Troy Limited 1998 Employee Stock Option and Restricted Stock Plan. (Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on November 6, 1998).

              10.17 Helen of Troy Limited 1998 Employee Stock Purchase Plan, as previously filed as Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 6, 1998, is hereby incorporated herein by reference.

              10.18 Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999. (Filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ending August 31, 1999).

              10.19 Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan. (Filed as Exhibit
                     10.30 to the Registrant's Quarterly Report on Form 10-Q for the period ending August 31, 1999).

              10.20 Loan Agreement, dated December 31, 1996, between Helen of Troy L.P., and Texas Commerce Bank National Association.

              10.21 First Amendment, dated July 31, 1997, to Loan Agreement between Helen of Troy L.P. and Texas Commerce Bank National Association.

              10.22 Second Amendment, dated July 31, 1998, to Loan Agreement, between Helen of Troy L.P. and Chase Bank of Texas National Association.

              10.23 Third Amendment, dated July 31, 2000, to Loan Agreement, between Helen of Troy L.P. and The Chase Manhattan Bank.

              10.24 Fourth Amendment, dated July 31, 2001, to Loan Agreement, between Helen of Troy L.P. and The Chase Manhattan Bank.

              10.25 Fifth Amendment, dated August 31, 2001 to Loan Agreement, between Helen of Troy L.P. and The Chase Manhattan Bank.

              10.26* Helen of Troy 1997 Cash Bonus Performance Plan, filed herewith.

              10.27* Stockholders Agreement dated March 14, 2000 by and among Tactica International, Inc., Helen of Troy, LLC, Avi Sivan, Prem Atma Ramchandani, Avraham Ovadia, and APA International, LLC., filed herewith.

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

                      Consolidated Statements of Stockholders' Equity

                      Consolidated Statements of Cash Flows

                      Notes to Consolidated Financial Statements

              2.      Schedule: Schedule II - Valuation and Qualifying Accounts

       (c)    Reports on Form 8-K

              The Company filed a report on Form 8-K January 25, 2002 containing its press release dated January 23, 2002 discussing the effect on the Company of the Kmart bankruptcy filing and reaffirming earnings expectations for fiscal 2002.

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

Dated  May 24, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                    Title                          Date
              ---------                                    -----                          ----

                                             Chairman of the Board, Chief
                                             Executive Officer, President, and
         /s/ Gerald J. Rubin                 Director (Principal Executive Officer)     May 24, 2002
----------------------------------------
         (Gerald J. Rubin)

                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
         /s/ Russell G. Gibson               Officer)                                   May 24, 2002
----------------------------------------
         (Russell G. Gibson)



         /s/ Stanlee N. Rubin                Director                                   May 24, 2002
----------------------------------------
         (Stanlee N. Rubin)



       /s/ Christopher L. Carameros          Director                                   May 24, 2002
----------------------------------------
       (Christopher L. Carameros)

          /s/ Byron H. Rubin                     Director                           May 24, 2002
----------------------------------------
         (Byron H. Rubin)



                                                 Director
----------------------------------------
         (Daniel C. Montano)



        /s/ Gary B. Abromovitz                   Deputy Chairman of the Board       May 24, 2002
----------------------------------------         and Director
          (Gary B. Abromovitz)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.26    -        Helen of Troy 1997 Cash Bonus Performance Plan, filed herewith.

10.27    -        Stockholders Agreement  dated March 14, 2000 by and among Tactica International, Inc., Helen of Troy, LLC, Avi
                  Sivan, Prem Atma Ramchandani, Avraham Ovadia, and APA International, LLC., filed herewith.

21       -        Subsidiaries of the Registrant, filed herewith.

23       -        Independent Auditors' Consent, filed herewith.