Form 10-Q
period 2002-05-31
HELEN OF TROY LTD
filed 2002-07-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                   For the quarterly period ended May 31, 2002


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the transition period from           to
                                                         ---------    ---------

                        Commission file number 001-14669


                              HELEN OF TROY LIMITED
                              ---------------------
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

         As of July 8, 2002 there were 28,161,117 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

                  Item 1  Consolidated Condensed Balance
                                    Sheets as of May 31, 2002 (unaudited) and
                                    February 28, 2002.........................................................3

                           Consolidated Condensed Statements
                                    of Income (unaudited) for the Three Months
                                    Ended May 31, 2002 and May 31, 2001.......................................5

                           Consolidated Condensed Statements
                                    of Cash Flows (unaudited) for the Three Months
                                    Ended May 31, 2002 and May 31, 2001.......................................6

                           Notes to Consolidated Condensed
                                    Financial Statements......................................................8

                  Item 2  Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations................................................................13



SIGNATURES....................................................................................................21

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                                     May 31,     February 28,
                                                                                                       2002          2002
                                                                                                     --------    ------------
                                                                                                    (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                                        $ 88,410      $ 64,293
    Marketable securities, at market value                                                                145           145
    Receivables - principally trade, less allowance
         of $5,689 at May 31, 2002 and $5,794 at February 28, 2002                                     66,069        69,943
    Inventories                                                                                        85,237       100,306
    Prepaid expenses                                                                                    3,910         3,256
    Deferred income tax benefits                                                                        5,251         5,727
                                                                                                     --------      --------
    Total current assets                                                                              249,022       243,670


Property and equipment, at cost less accumulated depreciation of $12,940 at May
         31, 2002 and $11,998 at February 28, 2002                                                     44,818        45,716

Goodwill, net of accumulated amortization of $8,629 at
         May 31, 2002 and February 28, 2002                                                            40,767        40,767

License  agreements, at cost less accumulated amortization of $12,183 at May 31,
         2002 and $11,842 at February 28, 2002                                                          7,337         6,678

Other assets, net                                                                                      20,666        20,727
                                                                                                     --------      --------
                                                                                                     $362,610      $357,558
                                                                                                     ========      ========

                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                             May 31,        February 28,
                                                                               2002             2002
                                                                             --------       ------------
                                                                             (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable, principally trade                                 $  11,927      $     11,549
         Accrued expenses:
              Advertising and promotional                                        5,485             5,183
              Other                                                             14,445            15,369
         Income taxes payable                                                   18,705            20,131
                                                                             ---------      ------------
              Total current liabilities                                         50,562            52,232

Long-term debt                                                                  55,000            55,000
                                                                             ---------      ------------

              Total liabilities                                                105,562           107,232

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                              --                --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,211,017 and 28,196,517 shares issued and outstanding at
              May 31, 2002 and February 28, 2002, respectively                   2,821             2,820
         Additional paid-in capital                                             53,554            53,424
         Retained earnings                                                     201,260           195,474
         Minority interest in deficit of acquired subsidiary                      (587)           (1,392)
                                                                             ---------      ------------

              Total stockholders' equity                                       257,048           250,326
                                                                             ---------      ------------

Commitments and contingencies

                                                                             $ 362,610      $    357,558
                                                                             =========      ============



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                                                         Three months ended
                                                                                              May 31,
                                                                                       2002              2001
                                                                                   ------------      ------------
Net sales                                                                          $    102,483      $     91,383
Cost of sales                                                                            52,968            49,404
                                                                                   ------------      ------------

         Gross profit                                                                    49,515            41,979

Selling, general and administrative expenses                                             39,504            34,686
                                                                                   ------------      ------------

         Operating income                                                                10,011             7,293

Other income (expense):
         Interest expense                                                                (1,067)           (1,059)
         Other income, net                                                                  313               162
                                                                                   ------------      ------------

         Total other income (expense)                                                      (754)             (897)
                                                                                   ------------      ------------

         Earnings before income taxes                                                     9,257             6,396

Income tax expense:
         Current                                                                          2,190             1,737
         Deferred                                                                           476                68
                                                                                   ------------      ------------

         Net earnings                                                              $      6,591      $      4,591
                                                                                   ============      ============

Earnings per share:
         Basic                                                                     $        .23      $        .16
         Diluted                                                                            .22               .16

Weighted average number of common shares used in computing earnings per share:
         Basic                                                                       28,203,281        28,065,726
         Diluted                                                                     29,746,413        28,542,965

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                         Three months ended May 31,
                                                                             2002          2001
                                                                           --------      --------
Cash flows from operating activities:
         Net earnings                                                      $  6,591      $  4,591
         Adjustments to reconcile net income to cash used by operating activities:
              Depreciation and amortization                                   1,868         2,163
              Provision for doubtful receivables                                935           365
              Deferred taxes, net                                               476           (18)
              Proceeds from sales of marketable securities                       --         1,614
              Realized gain - trading securities                                 --          (745)
              Unrealized loss - trading securities                               --           636
              Changes in operating assets and liabilities:
                  Accounts receivable                                         2,939           767
                  Inventory                                                  15,069       (23,096)
                  Prepaid expenses                                             (654)       (1,689)
                  Accounts payable                                              378        (7,842)
                  Accrued expenses                                             (622)        3,967
                  Income taxes payable                                       (1,426)        1,219
                                                                           --------      --------
              Net cash provided (used) by operating activities               25,554       (18,068)

Cash flows from investing activities:
         Capital and license expenditures                                    (1,064)         (205)
         Proceeds from the sale of fixed assets                                  20            --
         Other assets                                                          (524)         (324)
                                                                           --------      --------
              Net cash used by investing activities                          (1,568)         (529)


                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                            Three months ended May 31,
                                                               2001           2002
                                                            ----------     ----------
Cash flows from financing activities:
         Exercise of stock options                          $      131     $       --
                                                            ----------     ----------
              Net cash provided by financing activities            131             --
                                                            ----------     ----------

Net increase (decrease) in cash and cash equivalents            24,117        (18,597)
Cash and cash equivalents, beginning of period                  64,293         25,937
                                                            ----------     ----------
Cash and cash equivalents, end of period                    $   88,410     $    7,340
                                                            ==========     ==========

Supplemental cash flow disclosures:
         Interest paid                                      $      972     $      988
         Income taxes paid, net of refunds                       3,616            489

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 2002


Note 1- In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of May 31, 2002 and February 28, 2002 and the results of its operations for the three-month periods ended May 31, 2002 and 2001. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  Certain reclassifications were made to information for the three months ended May 31, 2001 in order to conform to the presentation for the three months ended May 31, 2002.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,543,132 and 477,239 for the three months ended May 31, 2002 and 2001, respectively. All dilutive securities for the three months ended May 31, 2002 and May 31, 2001 consisted of stock options issued under the Company's stock option plans. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock totaled 2,271,650 at May 31, 2002 and 3,577,962 at May 31, 2001.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of May 31, 2002, the Company had repurchased 1,342,341 of its shares under this resolution at a total cost of $8,699,000. The Company did not purchase any of its shares during the three months ended May 31, 2002.

Note 5 - The following table contains segment information for first quarters of fiscal 2003 and 2002.

                                                  (in thousands)
                             North                                         Corporate
2003                        American      International      Tactica         / Other       Total
-----------------------     --------      -------------      --------      ---------      --------
Net sales                   $ 71,929      $       4,204      $ 26,350      $      --      $102,483
Operating income (loss)        7,653               (551)        3,385           (476)       10,011
Capital / license
expenditures                   1,005                 34            25             --         1,064
Depreciation and
amortization                   1,500                347            21             --         1,868

2002
-----------------------     --------      -------------      --------      ---------      --------
Net sales                   $ 68,544      $       4,049      $ 18,790      $      --      $ 91,383
Operating income (loss)        6,395             (1,333)        2,612           (381)        7,293
Capital / license
expenditures                     174                 --            31             --           205
Depreciation and
amortization                   2,049                102            12             --         2,163

         Identifiable assets at May 31, 2002 and February 28, 2002 were as follows:

                                                  (in thousands)
                             North                                         Corporate
                            American      International      Tactica         / Other       Total
-----------------------     --------      -------------      --------      ---------      --------
May 31, 2002                $292,763      $      22,515      $ 30,732      $  16,600      $362,610


February 28, 2002            287,897             21,248        17,184         31,229       357,558



                  The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the United States and Canada. The International segment sells the same types of products in countries outside the U.S. and Canada. Tactica sells a variety of personal care and other consumer products directly to consumers and to retailers.

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

Note 6 - The Hong Kong Inland Revenue Department ("the IRD") has assessed $11,033,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment, could total $30,520,000 (U.S.) for the period from fiscal 1990 through fiscal 2002. In connection with the IRD's tax assessment for the fiscal years 1990 through 1997, the Company was required to purchase $5,750,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 52 percent of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

                  The Company is engaged in dialogue with the IRD authorities to resolve the issues associated with the IRD's assessment. As a result, the IRD has proposed to settle a portion of the audit period. The years covered by the proposed settlement are fiscal years 1990 through 1994. The assessment for that period is $4,468,000 and the IRD has offered to settle the amount for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. The Company has conditionally accepted the settlement, subject to minor modifications to the interest due. The Company is awaiting the IRD's response to its conditional acceptance of the proposed settlement. The settlement would not have a material effect on the Company's financial position or results of operations. Because, it could apply certain of the tax reserve certificates discussed above to amounts due under the proposed settlement, the Company estimates that it will be required to pay the IRD approximately $37,000 of additional cash, plus interest.

                  The proposed settlement would not affect the current status of the IRD's assessments for fiscal years 1995 through 1997. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for the resolution of the IRD's assessments for the fiscal years 1990 through 1997 and potential future assessments relating to activity since fiscal 1997.

Note 7 - Helen of Troy's consolidated results of operations for the three-month periods ended May 31, 2002 and 2001 include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time of Helen of Troy's acquisition of this interest, Tactica reported an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At May 31, 2002, Tactica's accumulated deficit remaining to be eliminated was approximately $1,305,000. Helen of Troy's 55 percent share of this deficit totals $718,000 with the minority interest totaling $587,000. Management believes that the deficit will be eliminated during the three-month period ending August 31, 2002. Thereafter, the consolidated net earnings of the Company will include 55 percent, rather than 100 percent, of Tactica's net earnings.

Note 8 - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company is currently performing the first phase of its goodwill review to determine whether any of that goodwill is impaired. As prescribed by SFAS 142, the Company will finish this phase no later than August 31, 2002. Because it eliminates the amortization of goodwill, SFAS 142 decreased the Company's SG&A expense by approximately $515,000 in the first quarter of fiscal 2003. The following table presents the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the quarter ended May 31, 2001 (in thousands, except per-share amounts):

                                                                 Three Months Ended May 31,
                                                                    2002            2001
                                                                 -----------     -----------
                  Reported net earnings                          $     6,591           4,591
                  Adjustments:
                       Amortization of Goodwill                           --             515
                       Income tax effect                                  --            (103)
                                                                 -----------     -----------
                  Net adjustments                                         --             412
                                                                 -----------     -----------
                  Adjusted net earnings                          $     6,591           5,003
                                                                 ===========     ===========

                  Reported earnings per share - basic            $       .23             .16
                  Adjusted earnings per share - basic            $       .23             .18
                  Reported earnings per share - diluted          $       .22             .16
                  Adjusted earnings per share - diluted          $       .22             .18

                                       11

Note 9 -          In April 2001, the EITF reached a consensus on Issue No.
                  00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In November 2001, the issues discussed in EITF 00-25 were codified with related issues into EITF 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)," which addresses the income statement classification of slotting fees, cooperative advertising arrangements with trade customers and buydowns. The consensus reached by the EITF requires that certain customer promotional payments that were previously classified as marketing expenses be classified as a reduction of revenue. The Company adopted the consensus on March 1, 2002. Prior to the adoption of this consensus, the Company classified these payments as selling, general and administrative expenses in its Consolidated Statement of Operations. The adoption of EITF 01-9 reduced net sales, gross profit and selling, general and administrative expenses by $719,000 and $692,000 for the quarters ending May 31, 2002 and May 31, 2001, respectively. Because adoption of EITF 01-9 resulted solely in reclassification within the Consolidated Statement of Operations, there was no impact on the Company's financial condition, operating income or net earnings for any of the periods presented.

Note 10 -         Subsequent to May 31, 2002, 50,000 shares of the Company's common stock that had been in escrow were returned to the Company. The Company retired these shares immediately upon receiving them, thereby reducing the number of outstanding shares of its common stock by 50,000. The escrow account in which these shares were held related to a previous acquisition by the Company. No further shares or other assets remain in the escrow account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled "Information Relating to Forward Looking Statements" and in the Company's most recent report on Form 10-K.

RESULTS OF OPERATIONS

Consolidated Sales and Gross Profit Margins

         Our net sales for the three months ended May 31, 2002 improved 12 percent or $11,100,000, versus the three months ended May 31, 2001. All three of our operating segments exceeded their sales totals for the comparable period the previous year. The Tactica operating segment produced $7,560,000, or 68 percent of the first quarter sales increase. Most of Tactica's sales increase occurred in the retail distribution channel. The North American operating segment was responsible for $3,385,000, or 30 percent of our first quarter sales growth. Sales of hair dryers incorporating Ionic Technology contributed significantly to the North American segment's sales growth. Sales growth in the United Kingdom and France offset declines in other parts of the world, resulting in slight sales improvement in the International Segment.

         Gross profit, as a percentage of sales, improved from 45.9 percent for the quarter ended May 31, 2001 to 48.3 percent for the quarter ended May 31, 2002. Most of this increase was attributable to an increase in Tactica's sales as a percentage of total consolidated sales. Tactica's net revenues made up
25.7 percent of our consolidated first quarter 2003 net sales, versus 20.5 percent in the same quarter of fiscal 2002, thus increasing the effect of its relatively high gross margins on consolidated gross margins. Tactica achieves higher gross profit percentages than our other segments but also experiences higher selling, general and administrative expenses, as a percentage of sales, primarily because of advertising expenses. Gross margins in the North American and International segments also improved one-half percentage point due primarily to a favorable change in the mix of products sold and lower product costs.

Selling, general and administrative expense

         From the first quarter of fiscal 2002 to the first quarter of fiscal 2003, selling, general, and administrative expenses ("SG&A"), expressed as a percentage of net sales, increased from 38.0 to 38.5 percent. As discussed above, Tactica incurs substantially higher SG&A, as a percentage of its sales, than do the North American and International segments. Because Tactica grew significantly during the first quarter, both in its sales volume and as a percentage of our consolidated business, all of its operating statistics, including SG&A as a percentage of sales, became more significant to our overall results. Tactica's SG&A expense grew as a percentage of its sales due to higher advertising costs. Excluding Tactica, our first quarter fiscal 2003 SG&A as a percentage of sales was slightly lower than it was during the first quarter of fiscal 2002 due primarily to lower inventory storage expenses and to the fact that, due to our adoption of SFAS 142, no goodwill amortization expense was recorded. During the quarter ended May 31, 2001, we recorded $515,000 in goodwill amortization expense.

Interest expense and Other income / expense

         Interest expense for the quarter ended May 31, 2002 was consistent with the quarter ended May 31, 2001, increasing to $1,067,000 from $1,059,000.

Income tax expense

         In the first quarter of fiscal 2003, our income tax expense was 28.8 percent of net income before income taxes, as opposed to 28.2 percent in the first quarter of fiscal 2002. The reason for this increase was Tactica. Tactica incurs a total income tax rate of approximately 45 percent, versus 20 percent for our other two segments combined.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2003, we continued to strengthen our financial condition. Our cash balance increased 37.5 percent to $88,410,000 at May 31, 2002 from $64,293,000 at February 28, 2002. Operating activities provided $25,554,000 of cash during the first quarter of fiscal 2003, compared to using $18,068,000 during the previous fiscal year's first quarter. In addition to net income, our successful efforts to reduce inventory balances were instrumental in the production of cash from operating activities. Investing activities used $1,568,000 of cash during the quarter ended May 31, 2002, due primarily to a fee paid to acquire additional territories under a license agreement. Financing activities provided $131,000 due to the exercise of stock options.

         Net accounts receivable decreased 5.5 percent from February 28, 2002 to May 31, 2002. Our May 31, 2002 inventory balance totaled $85,237,000, versus $100,306,000 at February 28, 2002, a 15.0 percent decrease. This decrease is a result of the successful continuation of our efforts to reduce inventory levels.

         Our working capital balance increased to $198,460,000 at May 31, 2002 from $191,438,000 at February 28, 2001. Our current ratio was 4.93 at May 31, 2002, compared to 4.67 at February 28, 2002. The increases in our working capital and current ratio were largely due to the production of cash by our operating activities.

         In connection with the acquisition of a 55 percent interest in Tactica, we loaned $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $4,180,000 and $4,103,000 at May 31, 2002 and February 28, 2002, respectively. These amounts are included in "Other assets" on the consolidated balance sheets.

         We maintain a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA), and expires August 31, 2003. At May 31, 2002 the interest rate charged under the line of credit was 2.85 percent. This line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At May 31, 2002, there were no borrowings under this line of credit and outstanding letters of credit totaled $1,069,426. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. The Company is in compliance with all of these requirements.

         Our contractual obligations and commercial commitments as of May 31, 2002 were:

                                              Payments Due by Period (in 000s)
                                    -----------------------------------------------------
                                              Less than 1                         After 5
Contractual Obligations              Total       year      1-3 years  4-5 years    years
-----------------------             --------  -----------  ---------  ---------   -------
Long-term debt                      $ 55,000           --    20,000      10,000    25,000
Open purchase orders - inventory      16,141       16,141        --          --        --
Operating leases                       2,921          779     2,142          --        --
Minimum royalty payments              49,220        8,655    13,621      13,730    13,214
                                    --------  -----------  --------   ---------   -------
Total contractual obligations       $123,282       25,575    35,763      23,730    38,214
                                    ========  ===========  ========   =========   =======

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Under a September 1999 Board of Directors resolution, the Company may repurchase up to a total of 3,000,000 shares of its common stock over a period extending to September 29, 2002. Since the inception of this common stock repurchase program, the Company repurchased a total of 1,342,431 shares of its common stock for $8,699,196, including commissions. No common stock was repurchased during the first quarter of fiscal 2003.

         Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future. We expect that our capital needs will stem primarily from the needs to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and might augment our internal growth with acquisitions of complimentary businesses and product lines. We might finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets.

HONG KONG INCOME TAXES

         The Hong Kong Inland Revenue Department (the "IRD") has assessed $11,033,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $30,520,000 (U.S.) for the period from fiscal 1990 through fiscal 2002. In connection with the IRD's tax assessment for the fiscal years 1990 through 1997, the Company was required to purchase $5,750,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 52 percent of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

         The Company is engaged in dialogue with the IRD authorities to resolve the issues associated with the IRD's assessment. As a result, the IRD has proposed to settle a portion of the audit period. The years covered by the proposed settlement are fiscal years 1990 through 1994. The assessment for that period totaled $4,468,000 and the IRD has offered to settle the amount for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. The Company has conditionally accepted the settlement, subject to minor modifications to the interest due. The Company is awaiting the IRD's response to its conditional acceptance of the proposed settlement. The settlement would not have a material effect on the Company's financial position or results of operations. Because, it could apply certain of the tax reserve certificates discussed above to amounts due under the proposed settlement, the Company estimates that it will be required to pay the IRD approximately $37,000 of additional cash, plus interest.

         The proposed settlement would not affect the current status of the IRD's assessments for fiscal years 1995 through 1997. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for the resolution of the IRD's claims and potential future assessments relating to activity since fiscal 1997.

PROPOSED UNITED STATES FEDERAL INCOME TAX LEGISLATION

         Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company's financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a portion of our income not being subject to taxation in the United States. If such income were subject to United States federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the United States Congress that, if enacted into law, could adversely affect our United States federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject all of our income to United States income taxes, thereby reducing our net income. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates in 2001 and 2002, but would limit the deductibility of certain intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the United States Treasury Department has issued a study of restructurings such as ours, which concluded in part that additional limitations should be imposed on the deductibility of certain intercompany transactions. It is not currently possible to predict whether the legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the Treasury Department's study. However, there is a risk that new laws in the United States could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our financial position and profitability.

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

         Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Consolidated Statements of Income for the first quarters of fiscal 2003 and fiscal 2002 include 100 percent of Tactica's net income or loss. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is extinguished. After that time, our consolidated net earnings will include 55 percent of Tactica's net income or loss.

         Hong Kong Income Taxes - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. The ultimate resolution of the IRD's claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Balance Sheets. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $30,520,000 (U.S.) for the period from fiscal 1990 through fiscal 2002.

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

         o    general industry conditions and competition,

         o    credit risks,

         o the Company's, or its operating segments' material reliance on individual customers or small numbers of customers,

         o    the Company's material reliance on certain trademarks,

         o the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

         o    the impact of other current and future laws, and regulations,

         o the results of our disagreement with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

         o any future disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

         o    risks associated with inventory, including potential obsolescence,

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

NEW ACCOUNTING GUIDANCE

         As explained in the Note 8 to the consolidated condensed financial statements, on March 1, 2002, we adopted EITF 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products." The adoption of EITF 01-9 resulted in the following reclassification in the first quarter of fiscal 2002 income statements. Net sales, gross profit and selling, general and administrative expense were reduced by $692,000. The adoption of EITF 01-9 had no impact on profit from operations, net earnings or earnings per share.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. In our fiscal 2002 Form 10-K, we estimated that the cumulative effect of adopting SFAS 142 would be a non-cash after tax charge of approximately $15 to $20 million. We are currently performing the first phase of our goodwill review to determine whether any of that goodwill is impaired. As prescribed by SFAS 142, we will finish this phase no later than August 31, 2002. As we have further analyzed the facts and circumstances surrounding our goodwill, we have revised this estimate. We now estimate that the impairment testing under SFAS 142 could produce consequences ranging from no impairment to an after-tax charge of $20 million. Because it eliminates the amortization of goodwill, SFAS 142 decreased our SG&A expense by approximately $515,000 in the first quarter of fiscal 2003.

The following table presents the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the first quarter of fiscal 2002 (in thousands, except per-share amounts):


                                                                Three Months Ended May 31,
                                                                   2002           2001
                                                               ------------   ------------
Reported net earnings                                          $      6,591          4,591
Adjustments:
     Amortization of Goodwill                                            --            515
     Income tax effect                                                   --           (103)
                                                               ------------   ------------
Net adjustments                                                          --            412
                                                               ------------   ------------
Adjusted net earnings                                          $      6,591          5,003
                                                               ============   ============

Reported earnings per share - basic                            $        .23            .16
Adjusted earnings per share - basic                            $        .23            .18
Reported earnings per share - diluted                          $        .22            .16
Adjusted earnings per share - diluted                          $        .22            .18

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HELEN OF TROY LIMITED
                                          ---------------------
                                                (Registrant)



Date        July 11, 2002                 /s/      GERALD J. RUBIN
         -------------------              ----------------------------------

                                                   Gerald J. Rubin
                                            Chairman of the Board, Chief
                                          Executive Officer and President
                                             (Principal Executive Officer)


Date        July 11, 2002                 /s/      RUSSELL G. GIBSON
         -------------------              ----------------------------------

                                                   Russell G. Gibson
                                          Senior Vice-President, Finance,
                                              and Chief Financial Officer
                                              (Principal Financial Officer)