Form 10-Q
period 2002-08-31
HELEN OF TROY LTD
filed 2002-10-17
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 2002


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from__________________to____________________



                        Commission file number 001-14669


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

         As of October 10, 2002 there were 28,181,464 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                         Page No.

PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance Sheets as of August 31,
                         2002 (unaudited) and February 28, 2002 ........................    3

                 Consolidated Condensed Statements
                         of Income (unaudited) for the Three Months and Six Months
                         Ended August 31, 2002 and August 31, 2001 .....................    5

                 Consolidated Condensed Statements
                         of Cash Flows (unaudited) for the Six Months
                         Ended August 31, 2002 and August 31, 2001 .....................    6

                 Notes to Consolidated Condensed
                         Financial Statements ..........................................    8

         Item 2  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations ....................................................   16

         Item 4  Controls and Procedures ...............................................   27




PART II. OTHER INFORMATION

         Item 4 Submission of Matters to a Vote of Security Holders ....................   28


         Item 6 Exhibits and Report on Form 8-K ........................................   29

SIGNATURES .............................................................................   30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                         August 31,        February 28,
                                                                                           2002               2002
                                                                                       ------------       ------------
                                                                                        (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                          $     85,015       $     64,293
    Trading securities, at market value                                                       1,665                145
    Receivables, principally trade, less allowance of $6,933 at August 31, 2002
         and $5,794 at February 28, 2002                                                     79,584             69,943
     Inventories                                                                             98,343            100,306
     Prepaid expenses                                                                         4,474              3,256
     Deferred income tax benefits                                                             6,311              5,727
                                                                                       ------------       ------------
     Total current assets                                                                   275,392            243,670


Property and equipment, net of accumulated depreciation of $13,628 at August 31,
         2002 and $11,998 at February 28, 2002                                               44,383             45,716

Goodwill, net of accumulated amortization of $8,629 at August 31, 2002 and
         February 28, 2002                                                                   40,767             40,767

License  agreements, at cost less accumulated amortization of $12,504 at August
         31, 2002 and $11,842 at February 28, 2002                                            7,016              6,678

Other assets, net of accumulated amortization                                                17,397             20,727
                                                                                       ------------       ------------
                                                                                       $    384,955       $    357,558
                                                                                       ============       ============



                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                       August 31,         February 28,
                                                                                         2002                 2002
                                                                                      ------------        ------------
                                                                                       (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable, principally trade                                          $     23,146        $     11,549
         Accrued expenses:
              Advertising and promotional                                                    4,102               5,183
              Other                                                                         18,068              15,369
         Income taxes payable                                                               18,520              20,131
                                                                                      ------------        ------------
              Total current liabilities                                                     63,836              52,232

Long-term debt                                                                              55,000              55,000
                                                                                      ------------        ------------

              Total liabilities                                                            118,836             107,232

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value                                --                  --
              Authorized 2,000,000 shares; none issued
         Common stock, $.10 par value. Authorized 50,000,000 shares; 28,180,464 and 28,196,517 shares issued and outstanding at August 31, 2002
              and February 28, 2002, respectively                                            2,819               2,820
         Additional paid-in capital                                                         53,751              53,424
         Retained earnings                                                                 209,683             195,474
         Minority interest in deficit of acquired subsidiary                                  (134)             (1,392)
                                                                                      ------------        ------------
              Total stockholders' equity                                                   266,119             250,326
                                                                                      ------------        ------------
Commitments and contingencies                                                         $    384,955        $    357,558
                                                                                      ============        ============

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)

                                                          Three months ended                      Six months ended
                                                               August 31,                             August 31,
                                                    --------------------------------        --------------------------------
                                                        2002                2001                2002                2001
                                                    ------------        ------------        ------------        ------------

Net sales                                           $    111,058        $    112,688        $    213,541        $    204,071
Cost of sales                                             60,148              57,086             113,116             106,490
                                                    ------------        ------------        ------------        ------------
                                                          50,910              55,602             100,425              97,581

Selling, general, and administrative expenses
                                                          38,636              44,671              78,140              79,357
                                                    ------------        ------------        ------------        ------------
         Operating income                                 12,274              10,931              22,285              18,224

Other income (expense):
         Interest expense                                   (953)             (1,111)             (2,020)             (2,170)
         Other income (net)                                  415                 390                 728                 552
                                                    ------------        ------------        ------------        ------------
         Total other income (expense)                       (538)               (721)             (1,292)             (1,618)
                                                    ------------        ------------        ------------        ------------

Earnings before income taxes                              11,736              10,210              20,993              16,606

Income tax expense (benefit):
         Current                                           3,920               4,374               6,110               6,197
         Deferred                                         (1,060)             (1,467)               (584)             (1,485)
                                                    ------------        ------------        ------------        ------------

Net earnings                                        $      8,876        $      7,303        $     15,467        $     11,894
                                                    ============        ============        ============        ============

Earnings per share:
         Basic                                      $        .31        $        .26        $        .55        $        .42
         Diluted                                             .30                 .25                 .52                 .41
Weighted average number of common
         and common equivalent shares
         used in computing earnings per
         share:
         Basic                                        28,180,320          28,071,848          28,191,905          28,066,743
         Diluted                                      29,538,429          29,337,253          29,642,531          28,938,065

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                  Six months ended August 31,
                                                                                    2002                2001
                                                                                ------------        ------------
Cash flows from operating activities:
         Net earnings                                                           $     15,467        $     11,894
         Adjustments to reconcile net earnings to cash provided (used) by operating activities:
              Depreciation and amortization                                            3,331               4,308
              Provision for doubtful receivables                                       1,922                 562
              Purchases of trading securities                                         (3,487)                 --
              Proceeds from sales of trading securities                                1,679               1,614
              Realized gain - trading securities                                        (141)               (584)
              Unrealized loss - trading securities                                       429                 753
              Gain on sale of fixed assets                                                 3                  --
              Changes in operating assets and liabilities:
                  Accounts receivable                                                (11,563)            (10,934)
                  Inventory                                                            1,963             (30,946)
                  Deferred taxes                                                        (584)             (1,485)
                  Prepaid expenses                                                    (1,218)             (2,972)
                  Accounts payable                                                    11,597               2,389
                  Accrued expenses                                                     1,618               6,457
                  Income taxes payable                                                (1,611)              4,763
                                                                                ------------        ------------
              Net cash provided (used) by operating activities                        19,405             (14,181)
                                                                                ------------        ------------

Cash flows from investing activities:
         Capital and license expenditures                                             (1,339)               (516)
         Proceeds from the sale of fixed assets                                           40                  --
         Changes in other assets                                                       2,290                (583)
                                                                                ------------        ------------
              Net cash provided (used) by investing activities                           991              (1,099)
                                                                                ------------        ------------







                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                Six months ended August 31,
                                                                                  2002               2001
                                                                              ------------       ------------
Cash flows from financing activities:
         Exercise of stock options                                                     326                  7
         Capital contribution to Tactica International, Inc. subsidiary
         from minority shareholders                                                     --                600
                                                                              ------------       ------------
              Net cash provided by financing activities                                326                607
                                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents                                20,722            (14,673)
Cash and cash equivalents, beginning of period                                      64,293             25,937
                                                                              ------------       ------------
Cash and cash equivalents, end of period                                      $     85,015       $     11,264
                                                                              ============       ============

Supplemental cash flow disclosures:
         Interest paid                                                        $      1,982       $      2,132
         Income taxes paid, net of refunds                                           4,948                835


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2002


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of August 31, 2002 and February 28, 2002 and the results of its operations for the three-month and six-month periods ended August 31, 2002 and 2001. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  Certain reclassifications were made to information for the three-month and six- months periods ended August 31, 2001 in order to conform to the presentation for the three-month and six-month periods ended August 31, 2002.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,358,109 and 1,265,405 for the three months ended August 31, 2002 and 2001, respectively, and 1,450,625 and 871,322 for the six months ended August 31, 2002 and 2001, respectively. All dilutive securities for the six months ended August 31, 2002 and August 31, 2001 consisted of stock options issued under the Company's stock option plans. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock totaled 3,856,662 at August 31, 2002 and 3,184,162 at August 31, 2001.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. As of August 31, 2002, the Company had repurchased 1,342,341 of its shares under this resolution at a total cost of $8,699,000. The Company did not purchase any of its shares during the six months ended August 31, 2002.

Note 5 - The following table contains segment information as of and for the three-month and six-month periods ended August 31, 2002 and August 31, 2001.

                   THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                 (in thousands)

                             North                                         Corporate/
AUGUST 31, 2002             American     International      Tactica          Other            Total
-----------------------   ------------   -------------    ------------    ------------    ------------

Net sales                 $     83,693    $      6,223    $     21,142    $         --    $    111,058
Operating income (loss)         11,535            (514)          1,936            (683)         12,274
Capital / license
expenditures                       136              27             112              --             275
Depreciation and
amortization                       705             344              36             378           1,463

AUGUST 31, 2001
-----------------------   ------------    ------------    ------------    ------------    ------------

Net sales                 $     74,379    $      5,676    $     32,633    $         --    $    112,688
Operating income (loss)          9,350          (1,007)          3,926          (1,338)         10,931
Capital / license
expenditures                       257               8              46              --             311
Depreciation and
amortization                     1,465             618              13              49           2,145

                    SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                 (in thousands)

                              North                                        Corporate/
AUGUST 31, 2002             American     International      Tactica          Other           Total
-----------------------   ------------   -------------    ------------    ------------    ------------

Net sales                 $    155,622    $     10,427    $     47,492    $         --    $    213,541
Operating income (loss)         19,188          (1,065)          5,321          (1,159)         22,285
Capital / license
expenditures                     1,141              61             137              --           1,339
Depreciation and
amortization                     2,205             691              57             378           3,331

AUGUST 31, 2001
-----------------------   ------------    ------------    ------------    ------------    ------------

Net sales                 $    142,923    $      9,725    $     51,423    $         --    $    204,071
Operating income (loss)         15,768          (2,340)          6,515          (1,719)         18,224
Capital / license
expenditures                       431               8              77              --             516
Depreciation and
amortization                     3,472             720              25              91           4,308

         Identifiable assets at August 31, 2002 and February 28, 2002 were as follows:

                                 (in thousands)


                              North                                     Corporate/
                            American    International     Tactica         Other          Total
                          ------------  -------------   ------------   ------------   ------------


August 31, 2002           $    313,734   $     26,766   $     30,465   $     13,990   $    384,955

February 28, 2002              287,897         21,248         31,229         17,184        357,558

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

Note 6 - The Hong Kong Inland Revenue Department ("the IRD") has assessed $6,564,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $30,077,000 (U.S.) for the period from fiscal 1995 through the quarter ended August 31, 2002.

                  In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, the Company was required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented 50 percent of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the ultimate related tax liability. These certificates are included on the Company's Consolidated Condensed Balance Sheets as of August 31, 2002 and February 28, 2002 on the line entitled "Other assets, net of accumulated amortization." The certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

                  The IRD also assessed $4,468,000 in tax on certain profits of the Company's foreign subsidiaries for fiscal years 1990 through 1994. During the quarter ended August 31, 2002, the Company and the IRD settled their dispute related to those years for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. As a result of the settlement, the Company forfeited tax reserve certificates previously valued at $2,468,000 on its balance sheet and paid the IRD approximately $137,000 in cash. The settlement did not affect the status of the IRD's assessments for fiscal years 1995 through 1997.

                  Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the consolidated condensed financial statements for the resolution of the IRD's assessments for the fiscal years 1995 through 1997 and potential future assessments relating to activity since fiscal 1997. Such provision appears on the Company's Consolidated Condensed Balance Sheets as of August 31, 2002 and February 28, 2002 on the line entitled "Income taxes payable."

Note 7 - Helen of Troy's consolidated results of operations for the three-month periods ended August 31, 2002 and 2001 include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time of Helen of Troy's acquisition of this interest, Tactica reported an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At August 31, 2002, Tactica's accumulated deficit remaining to be eliminated was approximately $298,000. Helen of Troy's 55 percent share of this deficit totals $163,900 with the minority interest totaling $134,100. Management believes that the deficit will be eliminated during the three-month period ending November 30, 2002. After the elimination of the deficit, the consolidated net earnings of the Company will include 55 percent, rather than 100 percent, of Tactica's net earnings.

Note 8 - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has reviewed its goodwill for impairment, in accordance with SFAS 142. Based on the results of this review, the Company concluded that its goodwill was not impaired at March 1, 2002. Because it eliminates the amortization of goodwill, SFAS 142 decreased the Company's SG&A expense by approximately $537,000 and $1,052,000, respectively, for the three-month and six-month periods ending August 31, 2002. The following table presents the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the three and six-month periods ended August 31, 2001:

(in thousands, except per share amounts)     Three Months Ended August 31,
                                                2002               2001
                                            ------------       ------------
Reported net earnings                       $      8,876       $      7,303
                                            ------------       ------------
Adjustments:
 Amortization of Goodwill                             --                537
 Income tax effect                                    --               (107)
                                            ------------       ------------
Net adjustments                                       --                430
                                            ------------       ------------
Adjusted net earnings                       $      8,876       $      7,733
                                            ============       ============

Reported earnings per share - basic         $        .31       $        .26
Adjusted earnings per share - basic         $        .31       $        .28
Reported earnings per share - diluted       $        .30       $        .25
Adjusted earnings per share - diluted       $        .30       $        .26


(in thousands, except per share amounts)       Six Months Ended August 31,
                                                2002               2001
                                            ------------       ------------
Reported net earnings                       $     15,467       $     11,894
                                            ------------       ------------
Adjustments:
 Amortization of Goodwill                             --              1,052
 Income tax effect                                    --               (210)
                                            ------------       ------------
Net adjustments                                       --                842
                                            ------------       ------------
Adjusted net earnings                       $     15,467       $     12,736
                                            ============       ============

Reported earnings per share - basic         $        .55       $        .42
Adjusted earnings per share - basic         $        .55       $        .45
Reported earnings per share - diluted       $        .52       $        .41
Adjusted earnings per share - diluted       $        .52       $        .44

         The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

                                              Amortized Intangible Assets (in thousands)

                                   August 31, 2002                                   February 28, 2002
                   -----------------------------------------------     -----------------------------------------------
                      Gross                               Net             Gross                               Net
                     Carrying       Accumulated         Carrying        Carrying        Accumulated        Carrying
                      Amount        Amortization         Amount           Amount        Amortization         Amount
Trademarks(a)      $        338             (209)              129              338             (187)              151
 Licenses          $     19,520          (12,504)            7,016           18,520          (11,842)            6,678
                   ------------     ------------      ------------     ------------     ------------      ------------
Total              $     19,858          (12,713)            7,145           18,858          (12,030)            6,829
                   ============     ============      ============     ============     ============      ============

(a) Included in Consolidated Condensed Balance Sheets on line entitled "Other assets, net of accumulated amortization."

There were no unamortized intangible assets, other than goodwill, as of periods ending August 31, 2002 and February 28, 2002.

         The following table summarizes the amortization expense attributable to intangible assets for the three and six-month periods ended August 31, 2002 and 2001, as well as estimated amortization expense for the fiscal years ending in February 2003 through 2008.

                                          (in thousands)

Aggregate Amortization Expense:
For the three months ended
--------------------------
     August 31, 2002                      $      331
     August 31, 2001                      $      927(a)

For the six months ended
------------------------
     August 31, 2002                      $      683
     August 31, 2001                      $    1,751(a)

Estimated Amortization Expense:
For the fiscal years ended
--------------------------
     February 2003                        $    1,317
     February 2004                        $    1,151
     February 2005                        $    1,151
     February 2006                        $    1,151
     February 2007                        $    1,151
     February 2008                        $    1,151

         (a) Totals for the three and six months ending August 31, 2001 include $537 and $1,052, respectively, of goodwill amortization.

Note 9 - The following table is a summary by operating segment of the Company's goodwill balances as of August 31, 2002 and February 28, 2002.


                                               Total Goodwill by Operating Segment (thousands)
                                       August 31, 2002                                    February 28, 2002
                       -----------------------------------------------     -----------------------------------------------
                          Gross                                Net            Gross                               Net
                         Carrying       Accumulated         Carrying         Carrying       Accumulated         Carrying
                          Amount        Amortization         Amount           Amount        Amortization         Amount
                       ------------     ------------      ------------     ------------     ------------      ------------
Operating Segment:
North American         $     40,368     $     (7,573)     $     32,794     $     40,368     $     (7,573)     $     32,794
International          $      2,925             (652)            2,273            2,925             (652)            2,273
Tactica                $      6,103             (404)            5,699            6,103             (404)            5,699
                       ------------     ------------      ------------     ------------     ------------      ------------
Total                  $     49,396     $     (8,629)     $     40,767     $     49,396     $     (8,629)     $     40,767
                       ============     ============      ============     ============     ============      ============

Note 10 -         In April 2001, the EITF reached a consensus on Issue No.
                  00-25, "Vendor Income Statement Characterization of
                  Consideration Paid to a Reseller of the Vendor's Products." In
                  November 2001, the issues discussed in EITF 00-25 were codified with related issues into EITF 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a
                  Reseller of the Vendor's Products)," which addresses the income statement classification of slotting fees, cooperative advertising arrangements with trade customers and buydowns.
                  The consensus reached by the EITF requires that certain customer promotional payments that were previously classified as marketing expenses be classified as reductions of revenue.
                  The Company adopted the consensus on March 1, 2002. Prior to the adoption of this consensus, the Company classified these payments as selling, general and administrative expenses in its Consolidated Statement of Income. The adoption of EITF
                  01-9 reduced net sales, gross profit and selling, general, and administrative expenses by $1,246,000 and $1,486,000 for the six-month periods ending August 31, 2002 and August 31, 2001, respectively. Because adoption of EITF 01-9 resulted solely in reclassification within the Consolidated Condensed Statement of Income, there was no effect on the Company's financial condition, operating income or net earnings for any of the periods presented.

                  The following tables present the impact of EITF 01-9 on net sales and SG&A had the standard been in effect for the three and six month periods ending August 31, 2002 and 2001:

             (in thousands)
                                                 Three Months Ended August 31,
                                                    2002              2001
                                                ------------      ------------
Net sales prior to application of EITF 01-9     $    111,586      $    113,482
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (229)             (391)
 Cooperative advertising arrangements                   (299)             (403)
                                                ------------      ------------
Net adjustments                                         (528)             (794)
                                                ------------      ------------
Net sales as reported herein                    $    111,058      $    112,688
                                                ============      ============

SG&A prior to application of EITF 01-9          $     39,164      $     45,465
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (229)             (391)
 Cooperative advertising arrangements                   (299)             (403)
                                                ------------      ------------
Net adjustments                                         (528)             (794)
                                                ------------      ------------
SG&A as reported herein                         $     38,636      $     44,671
                                                ============      ============

                                                  Six Months Ended August 31,
                                                    2002              2001
                                                ------------      ------------
Net sales prior to application of EITF 01-9     $    214,787      $    205,557
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (532)             (792)
 Cooperative advertising arrangements                   (714)             (694)
                                                ------------      ------------
Net adjustments                                       (1,246)           (1,486)
                                                ------------      ------------
Net sales as reported herein                    $    213,541      $    204,071
                                                ============      ============

SG&A prior to application of EITF 01-9          $     79,386      $     80,843
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (532)             (792)
 Cooperative advertising arrangements                   (714)             (694)
                                                ------------      ------------
Net adjustments                                       (1,246)           (1,486)
                                                ------------      ------------
SG&A as reported herein                         $     78,140      $     79,357
                                                ============      ============

Note 11 -         During the quarter ending August 31, 2002, 50,000 shares of the Company's common stock that had been held in escrow were returned to the Company. The Company retired these shares immediately upon receiving them, thereby reducing the number of outstanding shares of its common stock by 50,000. The escrow account in which these shares were held related to a previous acquisition by the Company. No further shares or other assets remain in the escrow account.

Note 12 -         On September 25, 2002, the Company signed a definitive
                  agreement to acquire directly and through license agreements, six consumer brand names from The Procter & Gamble Company.
                  The Company will create a new operating division to market these products. The Company expects to complete the acquisition within 90 days of September 25, 2002. The Company also entered into several agreements with The Procter & Gamble
                  Company where they will continue to market, manufacture, and distribute products using these brands for a six-month transition period. In addition, Helen of Troy agreed to pay for inventory that The Procter & Gamble Company has on hand at the end of the six-month transition period. The Company estimates that the combination of the purchase price, inventory purchase, and on-going working capital requirements associated with the purchase of these brands will reduce our cash and working capital by $45,000,000 to $50,000,000.

                  During September 2002, the Company signed amendments to certain of its licenses to sell appliances and combs and hair brushes in the United States and Canada. In connection with such amendments, the Company paid a total of $11,500,000 as a prepayment, at a discount, of minimum royalties due under the agreements from the third quarter of calendar 2002 through the fourth quarter of calendar 2005. In addition to the prepayment of minimum royalties, the amendments affected other provisions of these license agreements. We remain obligated to pay any earned royalties that exceed the minimum royalties for those periods.

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

Quarter ended August 31, 2002

Consolidated Sales and Gross Profit Margins

         Our net sales for the three months ended August 31, 2002 decreased by $1,630,000, or 1.4 percent versus the three months ended August 31, 2001, as higher North American and International operating segment sales largely offset lower sales in our Tactica operating segment. Tactica's sales for the quarter declined by $11,491,000, or 35.2 percent, compared to the same period a year earlier, primarily because of lower sales of the Epil Stop(R) depilatory product. Higher sales of Tactica products such as a pore cleanser and the Twist-a-Braid hair styling implement, both sold under the IGIA(R) brand name, in the retail distribution channel offset part of the decline in Epil Stop(R) sales. We expect that Tactica's net sales totals during the second half of the fiscal year ending February 28, 2003 will also decrease, when compared to the second half of the fiscal year that ended February 28, 2002. North American operating segment sales grew by $9,314,000, or 12.5 percent. The primary product categories producing the North American segment's sales growth were hair care appliances with ionic technology, hair straighteners, and a line of electric hair setters aimed primarily at the teen market. Our hair care appliances that incorporate ionic technology produce negative ions, which reduce the size of water molecules, allowing the hair to absorb those molecules. This process is beneficial because it allows hair to retain more moisture and facilitates more efficient drying of hair. Hair straighteners are also referred to as flat curling irons and allow consumers to shape their hair in a different manner than with traditional curling irons. International operating segment sales grew by $547,000, or 9.6 percent for the quarter ended August 31, 2002, compared to the quarter ended August 31, 2001. The growth was fueled largely by increased sales in the United Kingdom. Sales to Latin and South American customers decreased, primarily because of lower sales in Brazil. Our introduction of a new line of hair care appliances under the Cosmopolitan brand name was an important factor in the United Kingdom sales growth.

         Gross profit, as a percentage of sales, declined from 49.3 percent for the quarter ended August 31, 2001 to 45.8 percent for the quarter ended August 31, 2002. This is largely the result of the increase in North American and International segment net sales, relative to net sales in the Tactica operating segment. Tactica experiences higher gross profit and higher selling, general, and administrative expense, as percentages of net sales, than do our other operating segments. Therefore, our consolidated gross margins change when our mix of net sales contributed by our three operating segments changes.

Selling, general and administrative expense

         Selling, general, and administrative expenses ("SG&A"), expressed as a percentage of net sales, decreased from 39.6 during the quarter ending August 31, 2001 to 34.8 percent during the quarter ending August 31, 2002. SG&A as a percentage of sales decreased in the North American and International operating segments combined, primarily due to lower inventory storage costs, the lack of goodwill amortization, and foreign currency exchange gains. Inventory storage expenses, in the North American and International operating segments combined, decreased by $669,000, when compared to the same quarter last year. The reduction in inventory storage expense results from lower inventory levels, compared to last year. Due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we recorded no goodwill amortization expense (see "New Accounting Guidance" below). The adoption of SFAS 142 reduced SG&A by $537,000 for the quarter ended August 31, 2002, compared to the same period a year earlier. Finally, during the quarter ended August 31, 2002, we experienced foreign currency exchange gains that were $408,000 greater than during the same period a year earlier. The exchange rate gains were primarily due to the U.S. Dollar's weakness versus the British Pound, the Euro, and the Canadian Dollar, relative to the same period last year. Tactica's SG&A increased slightly as a percentage of its net sales. This increase was due to the decrease in Tactica's sales, combined with the fixed nature of certain expenses. However, Tactica's SG&A as a percentage of its net sales was a less significant factor in consolidated SG&A as a percentage of net sales because of the growth in North American and International net sales as a percentage of consolidated net sales.

Interest expense

         Interest expense for the quarter ended August 31, 2002 was slightly lower than the quarter ended August 31, 2001, decreasing to $953,000 from $1,111,000. This decline is due primarily to the fact that there were no short-term borrowings under the operating line of credit in the quarter ended August 31, 2002, compared to a $10,000,000 outstanding balance during the entire quarter ended August 31, 2001.

Income tax expense

         For the three months ending August 31, 2002, our income tax expense was
24.4 percent of earnings before income taxes, as opposed to 28.5 percent for the three months ending August 31, 2001. Compared to the same period a year earlier, the North American segment contributed a higher percentage of our total consolidated earnings before income taxes for the three-month period ended August 31, 2002. Meanwhile, the proportion of earnings before income taxes produced by Tactica decreased. This change lowered our effective tax rate for the three-month period ended August 31, 2002, versus the same period a year earlier, as the North American segment incurs a total income tax rate of approximately 20 percent, versus approximately 45 percent for Tactica.

Six months ended August 31, 2002

Consolidated Sales and Gross Profit Margins

         Our net sales for the six months ended August 31, 2002 increased by $9,470,000, or 4.6 percent, versus the six months ended August 31, 2001. The factors producing this change were similar to those described in our discussion of Consolidated Sales and Gross Profit Margins for the three months ended August 31, 2002. The products most important to the $12,699,000, or 8.9 percent, North American operating segment sales growth were hair care appliances incorporating ionic technology, hair straighteners, and a line of electric hair setters marketed to teens. The International operating segment's sales grew by $702,000, or 7.2 percent, as sales in the United Kingdom and France increased, while sales to Latin American customers, particularly in Brazil, decreased. Tactica's sales decreased by $3,931,000, or 7.6 percent, due primarily to lower Epil Stop(R) sales.

         Gross profit, as a percentage of sales, declined from 47.8 percent for the six months ended August 31, 2001 to 47.0 percent for the six months ended August 31, 2002. As was the case for the three months ended August 31, 2002, the increase in the North American and International segments' net sales as a percentage of our consolidated net sales was the primary factor driving this decrease.

Selling, general, and administrative expense

         For the six months ended August 31, 2002 SG&A, expressed as a percentage of net sales, decreased from 38.9 to 36.6 percent. As during the three months ended August 31, 2002, the adoption of SFAS 142, lower inventory storage costs and foreign currency exchange gains accounted for most of the drop in SG&A as a percentage of sales in the North American and International segments during the first half of the fiscal year. The adoption of SFAS 142, which eliminated the amortization of goodwill, reduced SG&A for the six-month period by $1,052,000, compared to the same period a year ago (see section below entitled "New Accounting Guidance"). In addition, lower inventory storage expenses ($1,039,000), and higher exchange rate gains ($830,000) reduced SG&A substantially. Tactica's SG&A increased slightly as a percentage of its net sales due to the combination of the fixed nature of certain expenses and the decrease in Tactica's net sales. Tactica's SG&A as a percentage of its net sales was a less significant factor in consolidated SG&A as a percentage of net sales because of the growth in North American and International net sales as a percentage of consolidated net sales.


Interest expense and Other income / expense

         Interest expense for the six months ended August 31, 2002 was slightly lower than the six months ended August 31, 2001, decreasing to $2,020,000 from $2,170,000. This decline is due primarily to the fact that there were no short-term borrowings under the operating line of credit during the six-month period ending August 31, 2002, compared to an average month-end balance of $8,667,000 during the six-month period ending August 31, 2001.

Income tax expense

         In the six months ending August 31, 2002, our income tax expense was
26.3 percent earnings before income taxes, as opposed to 28.4 percent in the same period a year earlier. Compared to the same period a year earlier, the proportion of consolidated earnings before income taxes comprised of the North American segment increased for the six-month period ended August 31, 2002. Meanwhile, the proportion of earnings before income taxes produced by Tactica decreased. This change decreased our effective tax rate for the six-month period ended August 31, 2002, versus the same period a year earlier, as the North American segment incurs a total income tax rate of approximately 20 percent, versus approximately 45 percent for Tactica.

WORK STOPPAGE AT WEST COAST PORTS

         On September 29, 2002, port operators and shipping lines locked out longshoremen working in 29 ports on the West Coast of the United States creating a work stoppage at those ports. We import a large majority of the product that we sell in the United States through the ports on the West Coast. During the lockout, our ability to import products into the United States was impaired significantly. Because of steps taken by the United States government under emergency provisions contained in the Taft-Hartley Act, the ports reopened on October 9, 2002. However, the lockout created a large backlog of products, including ours, waiting to enter the United States. There is no assurance that future work stoppages will not occur. To date, the work stoppage has not had a material financial effect on us, as we have been able to meet most orders using existing inventory. We are currently unable to estimate whether the backlog of products awaiting entry into the Untied States or any potential future work stoppages will have a material negative impact on our operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 2003, we continued to strengthen our financial condition. Our cash balance increased 32.2 percent to $85,015,000 at August 31, 2002 from $64,293,000 at February 28, 2002. Operating activities provided $19,405,000 of cash during the six months ended August 31, 2002, compared to using $14,181,000 during the six months ended August 31, 2001. The production of net income for the six-month period was the main factor leading to the production of cash by our operating activities. Investing activities used $991,000 of cash during the six months ended August 31, 2002. Two transactions comprise most of the activity in the "Cash flows from investing activities" section of the August 31, 2002 Consolidated Condensed Statement of Cash Flows. First, during the first six months of the fiscal year, we paid $1,000,000 to acquire additional territories under a license agreement. Second, as discussed in the section below entitled "Hong Kong Income Taxes," we utilized $2,468,000 in tax reserve certificates to settle a portion of our dispute with the Hong Kong Inland Revenue Department.

         Our net accounts receivable balance increased 13.8 percent from February 28, 2002 to August 31, 2002. Our net sales during the quarter ending August 31 tend to exceed our net sales for the quarter ending the final day of February, thereby producing relatively higher accounts receivable balances at the end of August. Our August 31, 2002 inventory balance remained relatively constant, totaling $98,343,000, versus $100,306,000 at February 28, 2002, a 2.0 percent decrease.

         Our working capital balance increased to $211,556,000 at August 31, 2002 from $191,438,000 at February 28, 2002. Our current ratio was 4.31 at August 31, 2002, compared to 4.67 at February 28, 2002. The increase in our working capital was largely due to the production of cash by our operating activities. The slight decline in our current ratio was due to a large percentage increase in our accounts payable balance as compared with a smaller increase in our current assets as compared to the balances at February 28, 2002. The increase in our accounts payable balance at August 31, 2002, compared to February 28, 2002, is due to the fact that we purchase more inventory in the second quarter of our fiscal year, than in the fourth quarter.

         In connection with the acquisition of a 55 percent interest in Tactica, we loaned a total of $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $4,256,000 and $4,103,000 at August 31, 2002 and February 28, 2002, respectively. These amounts are included in "Other assets" on the consolidated balance sheets.

         We maintain a revolving line of credit with a bank to facilitate short-term borrowings and the issuance of letters of credit. The line of credit allows borrowings totaling $25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), and expires August 31, 2003. At August 31, 2002 the interest rate applicable to the line of credit was 2.77 percent. The line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At August 31, 2002, there were no borrowings under this line of credit and outstanding letters of credit totaled $3,235,963. The revolving credit agreement provides that we must satisfy requirements concerning minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and our fixed charge coverage ratio. We are in compliance with all of these requirements.

         Our contractual obligations and commercial commitments as of August 31, 2002 were:


                                                                Payments Due by Period (in 000s)
                                     --------------------------------------------------------------------------------
                                                        Less than                                            After
Contractual Obligations                  Total            1 year         1-3 years        4-5 years         5 years
--------------------------------     ------------     ------------     ------------     ------------     ------------
Long-term debt                       $     55,000               --           20,000           10,000           25,000
Open purchase orders - inventory           22,171           22,171               --               --               --
Operating leases                            4,011            1,809            2,202               --               --
Minimum royalty payments (a)               41,428           14,529            9,809            7,250            9,840
                                     ------------     ------------     ------------     ------------     ------------
Total contractual obligations        $    122,610           38,509           32,011           17,250           34,840
                                     ============     ============     ============     ============     ============

         (a) Minimum royalty payments due in less than one year include $11,500 prepayment of royalties in September 2002. See discussion below in this section.

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Under a September 1999 Board of Directors resolution, the Company may repurchase up to a total of 3,000,000 shares of its common stock over a period extending to September 29, 2002. Since the inception of this common stock repurchase program, the Company repurchased a total of 1,342,431 shares of its common stock for $8,699,196, including commissions. No common stock was repurchased during the six months ended August 31, 2002 or in the period through September 29, 2002, the expiration date of the resolution.

         Based on our current financial condition and operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future. We expect that our capital needs will stem primarily from the needs to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and might augment our internal growth with acquisitions of complimentary businesses and product lines (see discussion below). We might finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets.

         Following August 31, 2002, we entered into two commercial relationships that will reduce our cash and current working capital by a minimum of $56,500,000 to $61,500,000.

         On September 25, 2002, we signed a definitive agreement to acquire directly and through license agreements, six consumer brand names from The Procter & Gamble Company. We will create a new operating division to market these products. We expect to complete the acquisition within 90 days of September 25, 2002. The purchase price for the acquisition is to be paid in cash at the completion of the acquisition. We also entered into several agreements with The Procter & Gamble Company where they will continue to market, manufacture and distribute products using these brands for a six-month transition period. In addition, we agreed to pay for inventory that The Procter & Gamble Company has on hand at the end of a six-month transition period. We believe that the combination of the purchase price, inventory purchase, and on-going working capital requirements associated with the purchase of these brands will reduce our cash and working capital by $45,000,000 to $50,000,000.

         During September 2002, we signed amendments to certain of our licenses to sell appliances and combs and hair brushes in the United States and Canada. In connection with such amendments, we paid a total of $11,500,000 as a prepayment, at a discount, of minimum royalties due under the agreements from the third quarter of calendar 2002 through the fourth quarter of calendar 2005. We remain obligated to pay any earned royalties that exceed the minimum royalties for those periods.

HONG KONG INCOME TAXES

         The Hong Kong Inland Revenue Department (the "IRD") has assessed $6,564,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $30,077,000 (U.S.) for the period from fiscal 1995 through the quarter ended August 31, 2002.

          In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 50 percent of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are included on our Consolidated Condensed Balance Sheets as of August 31, 2002 and February 28, 2002 on the line entitled "Other assets, net of accumulated amortization." The tax reserve certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

         The IRD also assessed $4,468,000 in tax on certain profits of our foreign subsidiaries for fiscal years 1990 through 1994. During the quarter ended August 31, 2002, we and the IRD settled our dispute related to those years for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. As a result of the assessment, we forfeited tax reserve certificates previously valued at $2,468,000 on our balance sheet and paid approximately $137,000 in cash to the IRD. The settlement did not affect the current status of the IRD's assessments for fiscal years 1995 through 1997.

         Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, we believe that we have made adequate provision in the financial statements for the resolution of the IRD's claims and potential future assessments relating to activity since fiscal 1997. Such provision appears on our Consolidated Condensed Balance Sheets as of August 31, 2002 and February 28, 2002 on the line entitled "Income taxes payable."

PROPOSED UNITED STATES FEDERAL INCOME TAX LEGISLATION

         Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on our financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a portion of our non-U.S. earnings not being subject to taxation in the United States. If such earnings were subject to United States federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the United States Congress that, if enacted into law, could adversely affect our United States federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject all of our earnings to United States income taxes, thereby reducing our net earnings. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates ranging from 1996 to 2002, but would limit the deductibility of certain intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the United States Treasury Department has issued a study of restructurings such as ours, which concluded in part that additional limitations should be imposed on the deductibility of certain intercompany transactions. It is not currently possible to predict whether the legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the Treasury Department's study. However, there is a risk that new laws in the United States could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our consolidated financial position and profitability.

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

         Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Consolidated Statements of Income for the second quarters of fiscal 2003 and fiscal 2002 include 100 percent of Tactica's net income or loss. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is extinguished. After that time, our consolidated net earnings will include 55 percent of Tactica's net income or loss. Tactica's remaining accumulated deficit at August 31, 2002 is $298,000.

         Hong Kong Income Taxes - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. The ultimate resolution of the IRD's claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Condensed Balance Sheets. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $30,077,000 (U.S.) for the period from fiscal 1995 through fiscal 2002.

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

         Allowance for doubtful accounts - From time to time, amounts due from certain customers become uncollectible due to specific customers' inability to pay. We record allowances specifically for customers' balances based on the probability that we will not receive payment. When major customers declare bankruptcy, we record an allowance equal to the amount due from that customer, less the portion of the receivable that we expect to collect either by selling the receivable in a secondary market or through settlement with the bankruptcy estate.

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

               o    risks associated with new products and new product lines,

               o risks associated with operating in foreign jurisdictions, including the risk of delays in importing products from foreign manufacturers,

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

NEW ACCOUNTING GUIDANCE

                As explained in the Note 10 to the consolidated condensed financial statements, on March 1, 2002, we adopted EITF 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products". The adoption of EITF 01-9 had no effect on operating income, net earnings or earnings per share. The following tables present the impact of EITF 01-9 on net sales and SG&A had the standard been in effect for the three and six month periods ending August 31, 2002 and 2001 (in thousands):

             (in thousands)                     Three Months Ended August 31,
                                                    2002              2001
                                                ------------      ------------
Net sales prior to application of EITF 01-9     $    111,586      $    113,482
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (229)             (391)
 Cooperative advertising arrangements                   (299)             (403)
                                                ------------      ------------
Net adjustments                                         (528)             (794)
                                                ------------      ------------
Net sales as reported herein                    $    111,058      $    112,688
                                                ============      ============

SG&A prior to application of EITF 01-9          $     39,164      $     45,465
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (229)             (391)
 Cooperative advertising arrangements                   (299)             (403)
                                                ------------      ------------
Net adjustments                                         (528)             (794)
                                                ------------      ------------
SG&A as reported herein                         $     38,636      $     44,671
                                                ============      ============


                                                  Six Months Ended August 31,
                                                    2002              2001
                                                ------------      ------------
Net sales prior to application of EITF 01-9     $    214,787      $    205,557
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (532)             (792)
 Cooperative advertising arrangements                   (714)             (694)
                                                ------------      ------------
Net adjustments                                       (1,246)           (1,486)
                                                ------------      ------------
Net sales as reported herein                    $    213,541      $    204,071
                                                ============      ============

SG&A prior to application of EITF 01-9          $     79,386      $     80,843
                                                ------------      ------------
Adjustments:
 Slotting fees                                          (532)             (792)
 Cooperative advertising arrangements                   (714)             (694)
                                                ------------      ------------
Net adjustments                                       (1,246)           (1,486)
                                                ------------      ------------
SG&A as reported herein                         $     78,140      $     79,357
                                                ============      ============


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We have completed the first phase of our goodwill review to determine whether any of that goodwill is impaired. Based on the results of this review, we believe that our goodwill is not impaired. Therefore, we do not expect to incur an impairment charge as a result of the adoption of SFAS 142. Because it eliminates the amortization of goodwill, SFAS 142 decreased our SG&A expense by approximately $537,000 and $1,052,000 in the three-month and six-month periods ending August 31, 2002.

The following tables present the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the three and six month periods ending August 31, 2002 and 2001. (in thousands, except per-share amounts):

(in thousands, except per share amounts)  Three Months Ended August 31,
                                              2002             2001
                                          ------------     ------------
Reported net earnings                     $      8,876     $      7,303
                                          ------------     ------------
Adjustments:
 Amortization of Goodwill                           --              537
 Income tax effect                                  --             (107)
                                          ------------     ------------
Net adjustments                                     --              430
                                          ------------     ------------
Adjusted net earnings                     $      8,876     $      7,733
                                          ============     ============

Reported earnings per share - basic       $        .31     $        .26
Adjusted earnings per share - basic       $        .31     $        .28
Reported earnings per share - diluted     $        .30     $        .25
Adjusted earnings per share - diluted     $        .30     $        .26



(in thousands, except per share amounts)   Six Months Ended August 31,
                                              2002             2001
                                          ------------     ------------
Reported net earnings                     $     15,467     $     11,894
                                          ------------     ------------
Adjustments:
 Amortization of Goodwill                           --            1,052
 Income tax effect                                  --             (210)
                                          ------------     ------------
Net adjustments                                     --              842
                                          ------------     ------------
Adjusted net earnings                     $     15,467     $     12,736
                                          ============     ============

Reported earnings per share - basic       $        .55     $        .42
Adjusted earnings per share - basic       $        .55     $        .45
Reported earnings per share - diluted     $        .52     $        .41
Adjusted earnings per share - diluted     $        .52     $        .44


ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held August 27, 2002 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

o   Proposal 1. Election of Directors;

o   Proposal 2. To ratify the appointment of KPMG LLP as independent auditors of the Company to serve for the 2003 fiscal year;

o   Proposal 3. To consider an amendment to the Helen of Troy Limited 1995 Stock
                Option Plan For Non-Employee Directors to increase the number of shares of the Company's common stock available under such plan.

A description of the foregoing matters is contained in the Company's Proxy Statement dated July 17, 2002, relating to the 2002 Annual Meeting of Shareholders.

With respect to Proposal 1, the Directors received the following votes:

                                               Against or
                                 For            Withheld
                             ------------     ------------
Gerald J. Rubin                24,508,083          687,812
Daniel C. Montano              20,746,082        4,449,813
Byron H. Rubin                 24,348,623          847,272
Stanlee N. Rubin               24,129,909        1,065,986
Gary B. Abromovitz             24,375,210          820,685
Christopher L. Carameros       24,510,824          685,071
John B. Butterworth            24,384,008          811,887


Proposal 2 received the following votes:

                  Proposal 2
                                                                                     Broker
                          For                Against          Abstentions          Non-Votes
                  --------------------- ------------------- ----------------- ---------------------
                            24,967,700             196,960            31,235                     0


Proposal 3 received the following votes:

                  Proposal 3
                                                                                     Broker
                          For                Against          Abstentions          Non-Votes
                  --------------------- ------------------- ----------------- ---------------------
                            19,723,295           5,339,449           133,150                     0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 CEO Certification

         99.2 CFO Certification

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  HELEN OF TROY LIMITED
                                           -----------------------------------
                                                      (Registrant)



Date         October 17, 2002                      /s/ Gerald J. Rubin
         ------------------------          -----------------------------------

                                                      Gerald J. Rubin
                                               Chairman of the Board, Chief
                                             Executive Officer and President
                                                (Principal Executive Officer)


Date         October 17, 2002                     /s/ Russell G. Gibson
         ------------------------          -----------------------------------
                                                      Russell G. Gibson
                                             Senior Vice-President, Finance,
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)

CERTIFICATION

I, Gerald J. Rubin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Helen of Troy Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002

        /s/ Gerald J. Rubin
------------------------------------
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

CERTIFICATION

I, Russell G. Gibson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Helen of Troy Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002

          /s/ Russell G. Gibson
------------------------------------------------
Russell G. Gibson
Senior Vice President, Finance,
and Chief Financial Officer
(Principal Financial Officer)

                                Index to Exhibits


       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
        99.1            CEO Certification

        99.2            CFO Certification