Form 10-Q
period 2002-11-30
HELEN OF TROY LTD
filed 2003-01-14
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 2002


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of January 10, 2002 there were 28,182,514 shares of Common Stock, $.10 Par Value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page No.
PART I.           FINANCIAL INFORMATION

                  Item 1   Consolidated Condensed Balance Sheets as of November 30,
                                    2002 (unaudited) and February 28, 2002 .....................................3

                           Consolidated Condensed Statements
                                    of Income (unaudited) for the Three Months and Nine Months
                                    Ended November 30, 2002 and November 30, 2001 ..............................5

                           Consolidated Condensed Statements
                                    of Cash Flows (unaudited) for the Nine Months
                                    Ended November 30, 2002 and November 30, 2001 ..............................6

                           Consolidated Condensed Statement of Comprehensive Income (unaudited)
                                    for the Three Months and Nine Months Ended
                                    November 30, 2002 and November 30, 2001 ....................................8

                           Notes to Consolidated Condensed
                                    Financial Statements .......................................................9

                  Item 2   Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations ................................................................18

                  Item 4   Controls and Procedures ............................................................30


PART II.          OTHER INFORMATION


                  Item 6   Exhibits and Report on Form 8-K ....................................................31

SIGNATURES ....................................................................................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                 November 30,   February 28,
                                                                                     2002           2002
                                                                                 ------------   ------------
                                                                                 (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                    $     29,731   $     64,293
    Trading securities, at market value                                                 2,348            145
    Trade accounts receivable, less allowance of $6,844 at November 30, 2002
         and $5,794 at February 28, 2002                                              113,818         69,943
     Inventories                                                                      105,655        100,306
     Prepaid expenses                                                                  10,637          3,256
     Deferred income tax benefits                                                       5,874          5,727
                                                                                 ------------   ------------
     Total current assets                                                             268,063        243,670


Property and equipment, net of accumulated depreciation of $14,327 at November
         30, 2002 and $11,998 at February 28, 2002                                     43,845         45,716

Goodwill, net of accumulated amortization of $8,629 at
         November 30, 2002 and February 28, 2002                                       40,767         40,767

License  agreements and trademarks, at cost less accumulated amortization of
         $13,033 at November 30, 2002 and $12,029 at February 28, 2002                 42,745          6,829

Other assets, net of accumulated amortization                                          23,960         20,576
                                                                                 ------------   ------------
                                                                                 $    419,380   $    357,558
                                                                                 ============   ============

                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)

                                                                           November 30,    February 28,
                                                                               2002            2002
                                                                           ------------    ------------
                                                                           (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                                  $     28,230    $     11,549
         Accrued expenses:
              Advertising and promotional                                         8,587           5,183
              Other                                                              22,860          15,369
         Income taxes payable                                                    21,756          20,131
         Forward contracts                                                           32              --
                                                                           ------------    ------------
              Total current liabilities                                          81,465          52,232

Long-term debt                                                                   55,000          55,000
                                                                           ------------    ------------

              Total liabilities                                                 136,465         107,232
                                                                           ------------    ------------

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                               --              --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,181,664 and 28,196,517 shares issued and outstanding at
              November 30, 2002 and February 28, 2002, respectively               2,818           2,820
         Additional paid-in capital                                              53,761          53,424
         Retained earnings                                                      226,404         195,474
         Other comprehensive income                                                  (4)             --
         Minority interest in deficit of acquired subsidiary                        (64)         (1,392)
                                                                           ------------    ------------

              Total stockholders' equity                                        282,915         250,326
                                                                           ------------    ------------

Commitments and contingencies                                              $    419,380    $    357,558
                                                                           ============    ============

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
              (in thousands, except shares and earnings per share)

                                               Three months ended              Nine months ended
                                                  November 30,                    November 30,
                                              2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------
Net sales                                 $    142,998    $    141,788    $    356,539    $    345,859
Cost of sales                                   77,585          77,618         190,701         184,108
                                          ------------    ------------    ------------    ------------
Gross Profit                                    65,413          64,170         165,838         161,751

Selling, general, and administrative
expenses                                        44,539          47,555         122,679         126,935
                                          ------------    ------------    ------------    ------------
         Operating income                       20,874          16,615          43,159          34,816

Other income (expense):
         Interest expense                         (972)         (1,136)         (2,992)         (3,306)
         Other income (net)                      1,213             101           1,941             676
                                          ------------    ------------    ------------    ------------
         Total other income (expense)              241          (1,035)         (1,051)         (2,630)
                                          ------------    ------------    ------------    ------------

Earnings before income taxes                    21,115          15,580          42,108          32,186

Income tax expense (benefit):
         Current                                 3,887           3,579           9,997           9,776
         Deferred                                  437            (966)           (147)         (2,451)
                                          ------------    ------------    ------------    ------------

Net earnings                              $     16,791    $     12,967    $     32,258    $     24,861
                                          ============    ============    ============    ============

Earnings per share:
         Basic                            $        .60    $        .46    $       1.14    $        .89
         Diluted                                   .57             .44            1.09             .86
Weighted average number of common
         and common equivalent shares
         used in computing earnings per
         share:
         Basic                              28,181,455      28,079,299      28,188,431      28,068,530
         Diluted                            29,239,647      29,300,491      29,508,320      29,056,476

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             Nine months ended
                                                                                November 30,
                                                                              2002        2001
                                                                            --------    --------
Cash flows from operating activities:
         Net earnings                                                       $ 32,258    $ 24,861
         Adjustments to reconcile net earnings to cash provided (used) by operating activities:
              Depreciation and amortization                                    4,645       6,563
              Provision for doubtful receivables                                 964       1,181
              Prepayment of royalty                                          (11,500)         --
              Purchases of trading securities                                 (3,487)       (431)
              Proceeds from sales of trading securities                        1,777       2,407
              Realized gain - trading securities                                (141)       (777)
              Unrealized (gain) loss - trading securities                       (352)        616
              Gain on sale of fixed assets                                        (5)
              Changes in operating assets and liabilities:
                  Accounts receivable                                        (44,839)    (45,627)
                  Forward contracts                                               28          --
                  Inventories                                                 (5,349)     (4,561)
                  Deferred taxes                                                (147)     (2,451)
                  Prepaid expenses                                            (2,726)     (3,267)
                  Accounts payable                                            16,681      (7,742)
                  Accrued expenses                                            10,895      11,898
                  Income taxes payable                                         1,625       5,134
                                                                            --------    --------
              Net cash provided (used) by operating activities                   327     (12,196)
                                                                            --------    --------

Cash flows from investing activities:
         Capital, trademark, and license expenditures                        (37,412)       (745)
         Proceeds from the sale of fixed assets                                   40          82
         Changes in other assets                                               2,148      (1,378)
                                                                            --------    --------
              Net cash used by investing activities                          (35,224)     (2,041)
                                                                            --------    --------



                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                   Nine months ended
                                                                     November 30,
                                                                   2002        2001
                                                                 --------    --------
Cash flows from financing activities:
         Net repayments on revolving line of credit                    --      (2,000)
         Exercise of stock options                                    335          80
         Capital contribution to Tactica International, Inc.
              subsidiary from minority shareholders                    --         600
                                                                 --------    --------
              Net cash provided (used) by financing activities        335      (1,320)
                                                                 --------    --------

Net decrease in cash and cash equivalents                         (34,562)    (15,557)
Cash and cash equivalents, beginning of period                     64,293      25,937
                                                                 --------    --------
Cash and cash equivalents, end of period                         $ 29,731    $ 10,380
                                                                 ========    ========

Supplemental cash flow disclosures:
         Interest paid                                           $  2,918    $  3,231
         Income taxes paid, net of refunds                          5,899       4,642

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)

                                      Three months ended      Nine months ended
                                         November 30,           November 30,
                                       2002        2001       2002        2001
                                     --------    --------   --------    --------
Net earnings, as reported            $ 16,791    $ 12,967   $ 32,258    $ 24,861
Other comprehensive income/(loss),
     net of tax:
    Cash flow hedges                       (4)         --         (4)         --
                                     --------    --------   --------    --------

Comprehensive income                 $ 16,787    $ 12,967   $ 32,254    $ 24,681
                                     ========    ========   ========    ========

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 2002


Note 1- In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of November 30, 2002 and February 28, 2002 and the results of its operations for the three-month and nine-month periods ended November 30, 2002 and 2001. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

                  Certain reclassifications were made to information for the three-month and nine-month periods ended November 30, 2001 in order to conform to the presentation for the three-month and nine-month periods ended November 30, 2002.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,058,192 and 1,221,192 for the three months ended November 30, 2002 and 2001, respectively, and 1,319,889 and 987,946 for the nine months ended November 30, 2002 and 2001, respectively. All dilutive securities for the nine months ended November 30, 2002 and November 30, 2001 consisted of stock options issued under the Company's stock option plans. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock totaled 4,789,012 at November 30, 2002 and 3,221,662 at November 30, 2001.

Note 4 - On September 29, 1999, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to September 29, 2002. The Company purchased and retired a total of 1,342,341 of its shares under this resolution at a total cost of $8,699,000. The Company did not purchase any of its shares during the nine months ended November 30, 2002.

Note 5 - The following table contains segment information as of and for the three-month and nine-month periods ended November 30, 2002 and November 30, 2001.

                  THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                 (in thousands)

                              North                                      Corporate /
NOVEMBER 30, 2002           American     International     Tactica         Other            Total
-----------------         ------------   -------------   ------------   ------------    ------------
Net sales                 $    108,705   $      15,340   $     18,953   $         --    $    142,998
Operating income (loss)         18,397           2,578            419           (520)         20,874
Capital, trademark and
license expenditures            32,775           3,233              8             57          36,073
Depreciation and
amortization                       934             279             38             63           1,314

NOVEMBER 30, 2001

Net sales                 $     98,145   $      14,623   $     29,020   $         --    $    141,788
Operating income (loss)         12,337           2,508          2,910         (1,140)         16,615
Capital, trademark and
license expenditures               116              91             22             --             229
Depreciation and
amortization                     1,358             674            167             56           2,255

                  NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                 (in thousands)

                              North                                      Corporate /
NOVEMBER 30, 2002           American     International     Tactica         Other           Total
-----------------         ------------   -------------   ------------   ------------    ------------
Net sales                 $    264,327   $      25,767   $     66,445   $         --    $    356,539
Operating income (loss)         37,585           1,513          5,740         (1,679)         43,159
Capital, trademark and
license expenditures            33,917           3,294            145             56          37,412
Depreciation and
amortization                     3,139             970             95            441           4,645

NOVEMBER 30, 2001

Net sales                 $    241,068   $      24,348   $     80,443   $         --    $    345,859
Operating income (loss)         28,082             168          9,425         (2,859)         34,816
Capital, trademark and
license expenditures               547              99             99             --             745
Depreciation and
amortization                     4,830           1,394            192            147           6,563


         Identifiable assets at November 30, 2002 and February 28, 2002 were as follows:

                                 (in thousands)

                        North                                      Corporate /
                      American     International     Tactica         Other          Total
                    ------------   -------------   ------------   ------------   ------------
November 30, 2002   $    329,436   $      39,601   $     35,599   $     14,744   $    419,380
February 28, 2002        287,897          21,248         31,229         17,184        357,558

                  The North American segment sells hair care appliances, massagers, spa products, hairbrushes, combs, utility and decorative hair accessories, hair styling liquids, and skin care liquids and powders in the United States and Canada. The International segment sells the same types of products in countries outside the U.S. and Canada. Tactica sells a variety of personal care and other consumer products directly to consumers and to retailers.

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

Note 6 - The Hong Kong Inland Revenue Department ("the IRD") has assessed $6,564,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. The Company is vigorously defending its position that it conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $32,858,000 (U.S.) for the period from fiscal 1995 through the quarter ended November 30, 2002.

                  Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the consolidated condensed financial statements for the resolution of the IRD's assessments covering fiscal years 1995 through 1997 and for potential future assessments relating to activity since fiscal 1997. Such provision is included in the Company's Consolidated Condensed Balance Sheets as of November 30, 2002 and February 28, 2002 as part of the amounts identified as "Income taxes payable."

Note 7 - Helen of Troy's consolidated results of operations for the three-month and nine-month periods ended November 30, 2002 and 2001 include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. At the time Helen of Troy acquired this interest, Tactica reported an accumulated net deficit. Because the minority interest portion of that deficit was recorded as a reduction in Helen of Troy's stockholders' equity, rather than as an asset, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At November 30, 2002, Tactica's accumulated deficit remaining to be eliminated was approximately $144,000. Helen of Troy's 55 percent share of this deficit totals $80,000 with the minority interest totaling $64,000. If, in future periods, Tactica realizes net earnings sufficient to eliminate the accumulated deficit, the consolidated net earnings of the Company will include 55 percent, rather than 100 percent, of the amount Tactica earns after the deficit's elimination.

Note 8 - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has reviewed its goodwill for impairment, in accordance with SFAS 142. Based on the results of this review, the Company concluded that its goodwill was not impaired at March 1, 2002. Because it eliminates the amortization of goodwill, SFAS 142 decreased the Company's SG&A expense by approximately $474,000 and $1,526,000, respectively, for the three-month and nine-month periods ending November 30, 2002.

                  The following table presents the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the three- and nine-month periods ended November 30, 2001:

(in thousands, except per share amounts)   Three Months Ended November 30,
                                               2002               2001
                                           ------------       ------------
Reported net earnings                      $     16,791       $     12,967
                                           ------------       ------------
Adjustments:
     Amortization of Goodwill                        --                474
     Income tax effect                               --                (95)
                                           ------------       ------------
Net adjustments                                      --                379
                                           ------------       ------------
Adjusted net earnings                      $     16,791       $     13,346
                                           ============       ============

Reported earnings per share - basic        $        .60       $        .46
Adjusted earnings per share - basic        $        .60       $        .48
Reported earnings per share - diluted      $        .57       $        .44
Adjusted earnings per share - diluted      $        .57       $        .46

(in thousands, except per share amounts)   Nine Months Ended November 30,
                                               2002              2001
                                           ------------      ------------
Reported net earnings                      $     32,258      $     24,861
                                           ------------      ------------
Adjustments:
     Amortization of Goodwill                        --             1,526
     Income tax effect                               --              (305)
                                           ------------      ------------
Net adjustments                                      --             1,221
                                           ------------      ------------
Adjusted net earnings                      $     32,258      $     26,082
                                           ============      ============

Reported earnings per share - basic        $       1.14      $        .89
Adjusted earnings per share - basic        $       1.14      $        .93
Reported earnings per share - diluted      $       1.09      $        .86
Adjusted earnings per share - diluted      $       1.09      $        .90

                  The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets after the adoption of SFAS 142.

                                             Intangible Assets (in thousands)
                              November 30, 2002                         February 28, 2002
               -------------------------------------------   -------------------------------------------
                   Gross                          Net            Gross                           Net
                 Carrying     Accumulated       Carrying       Carrying     Accumulated       Carrying
                  Amount      Amortization       Amount         Amount      Amortization       Amount
               ------------   ------------    ------------   ------------   ------------    ------------
Licenses and
Trademarks     $     55,778        (13,033)         42,745         18,858        (12,029)          6,829

(a) November 30, 2002 gross and net carrying amounts include $ 35,920 of intangible assets not subject to amortization.

                  The following table summarizes the amortization expense attributable to intangible assets for the three- and nine-month periods ended November 30, 2002 and 2001, as well as estimated amortization expense for the fiscal years ending in February 2003 through 2008.


                            Aggregate Amortization Expense:
                            -------------------------------
                            For the three months ended                          (in thousands)
                                 November 30, 2002                                $  321
                                 November 30, 2001                                $  684(a)

                            For the nine months ended
                            -------------------------
                                 November 30, 2002                                $1,004
                                 November 30, 2001                                $2,435(a)

                            Estimated Amortization Expense:
                            -------------------------------
                            For the fiscal years ended
                                 February  2003                                   $1,317
                                 February  2004                                   $1,151
                                 February  2005                                   $1,151
                                 February  2006                                   $1,151
                                 February  2007                                   $1,151
                                 February  2008                                   $1,151

                           (a) Totals for the three and nine months ending November 30, 2001 include $474 and $1,526, respectively, of goodwill amortization.

Note 9 - The following table is a summary by operating segment of the Company's goodwill balances as of November 30, 2002 and February 28, 2002.

                 Total Goodwill by Operating Segment (thousands)

                                    November 30, 2002                          February 28, 2002
                     -------------------------------------------   -------------------------------------------
                         Gross                          Net            Gross                          Net
                       Carrying     Accumulated       Carrying       Carrying     Accumulated       Carrying
                        Amount      Amortization       Amount         Amount      Amortization       Amount
                     ------------   ------------    ------------   ------------   ------------    ------------
Operating Segment:
North American       $     40,368   $     (7,573)   $     32,795   $     40,368   $     (7,573)   $     32,795
International               2,925           (652)          2,273          2,925           (652)          2,273
Tactica                     6,103           (404)          5,699          6,103           (404)          5,699
                     ------------   ------------    ------------   ------------   ------------    ------------
Total                $     49,396   $     (8,629)   $     40,767   $     49,396   $     (8,629)   $     40,767
                     ============   ============    ============   ============   ============    ============

Note 10 -         In April 2001, the EITF reached a consensus on Issue No.
                  00-25, "Vendor Income Statement Characterization of
                  Consideration Paid to a Reseller of the Vendor's Products." In
                  November 2001, the issues discussed in EITF 00-25 were codified with related issues into EITF 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a
                  Reseller of the Vendor's Products)," which addresses the income statement classification of slotting fees, cooperative advertising arrangements with trade customers and buydowns.
                  The consensus reached by the EITF requires that certain customer promotional payments that were previously classified as marketing expenses be classified as reductions of revenue.
                  The Company adopted the consensus on March 1, 2002. Prior to the adoption of this consensus, the Company classified certain of these payments as selling, general, and administrative expenses in its Consolidated Statement of Income. The adoption of EITF 01-9 reduced net sales, gross profit and selling, general, and administrative expenses by $512,000 and $836,000 for the three-month periods ended November 30, 2002 and November 30, 2001, respectively. Similar reductions totaled
                  $1,759,000 and $2,322,000 for the nine-month periods ending
                  November 30, 2002 and November 30, 2001, respectively. Because adoption of EITF 01-9 resulted solely in reclassification within the Consolidated Condensed Statement of Income, there was no effect on the Company's financial condition, operating income or net earnings for any of the periods presented.

                  The following tables present the impact of EITF 01-9 on net sales and SG&A had the standard been in effect for the three- and nine-month periods ending November 30, 2002 and 2001:

              (in thousands)                  Three Months Ended November 30,
                                                  2002               2001
                                              ------------       ------------
Net sales prior to application of EITF 01-9   $    143,510       $    142,624
                                              ------------       ------------
Adjustments:
     Slotting fees                                     (68)              (433)
     Cooperative advertising arrangements             (444)              (403)
                                              ------------       ------------
Net adjustments                                       (512)              (836)
                                              ------------       ------------
Net sales as reported herein                  $    142,998       $    141,788
                                              ============       ============

SG&A prior to application of EITF 01-9        $     45,051       $     48,391
                                              ------------       ------------
Adjustments:
     Slotting fees                                     (68)              (433)
     Cooperative advertising arrangements             (444)              (403)
                                              ------------       ------------
Net adjustments                                       (512)              (836)
                                              ------------       ------------
SG&A as reported herein                       $     44,539       $     47,555
                                              ============       ============

                                              Nine Months Ended November 30,
                                                  2002              2001
                                              ------------      ------------
Net sales prior to application of EITF 01-9   $    358,298      $    348,181
                                              ------------      ------------
Adjustments:
     Slotting fees                                    (601)           (1,225)
     Cooperative advertising arrangements           (1,158)           (1,097)
                                              ------------      ------------
Net adjustments                                     (1,759)           (2,322)
                                              ------------      ------------
Net sales as reported herein                  $    356,539      $    345,859
                                              ============      ============

SG&A prior to application of EITF 01-9        $    124,438      $    129,257
                                              ------------      ------------
Adjustments:
     Slotting fees                                    (601)           (1,225)
     Cooperative advertising arrangements           (1,158)           (1,097)
                                              ------------      ------------
Net adjustments                                     (1,759)           (2,322)
                                              ------------      ------------
SG&A as reported herein                       $    122,679      $    126,935
                                              ============      ============

Note 11 -         On October 21, 2002, the Company acquired from The Procter &
                  Gamble Company the right to sell products under six trade names. The Company acquired all rights to the trademarks, formulas, and production processes for four of the six trade names, Ammens(R), Vitalis(R), Condition 3-in-1(R), and Final
                  Net(R). The Procter & Gamble Company assigned to the Company its rights under licenses to sell products bearing the other two trade names, Sea Breeze(R) and Vitapointe(R). The Sea
                  Breeze(R) license is perpetual. The Company is in the process of completing its analysis of the economic lives of the trade names acquired and is of the initial belief that these trade names have indefinite economic lives. Therefore, the Company did not record any amortization expense related to these trade names. The Company will complete its analysis of the trade names' values and economic lives during the three-month period ending February 28, 2003. Depending on the results of this analysis, the Company might, in future periods, record amortization expense on one or more of the intangible assets associated with the six trade names.

Note 12 -         During September 2002, the Company signed amendments to
                  certain of its licenses to sell appliances and combs and hair brushes in the United States and Canada. In connection with such amendments, the Company prepaid $11,500,000 for minimum royalties due under the agreements from the third quarter of calendar 2002 through the fourth quarter of calendar 2005. The
                  Company obtained a discount on the future royalties in exchange for its prepayment. The Company remains obligated to pay any earned royalties that exceed the minimum royalties for those periods.

Note 13 -         During the three months ended November 30, 2002, the Company entered into a nonmonetary transaction in which it exchanged inventory with a net book value of approximately $2,400,000 for advertising credits. As a result of this transaction, the Company recorded both sales and cost of goods sold equal to the inventory's net book value. The Company expects to use the advertising credits acquired within the next twelve months.
                  The credits are valued at $2,400,000 on the Company's
                  Consolidated Condensed Balance Sheet at November 30, 2002 and are included in the line item entitled "Prepaid Assets."

Note 14 -         The Company's functional currency is the U.S. Dollar. Because it operates internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales and certain inventory purchases. As a result of such transactions, portions of the Company's cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the nine-month periods ended November 30, 2002 and 2001, the Company transacted 11 and 10 percent, respectively, of its sales in foreign currencies. These sales were primarily denominated in the British Pound Sterling and the Euro. The Company makes most of its inventory purchases from the Far East and uses the U.S. Dollar for such purchases.

                  The Company identifies foreign currency risk by regularly monitoring its foreign currency-denominated transactions and balances. Prior to the three-month period ended November 30, 2002, the Company sought to reduce its foreign currency risk by purchasing most of its inventory using U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars on a regular basis. During the three months ended November 30, 2002, the Company also entered into a series of forward contracts to exchange British Pounds for U.S. Dollars. These contracts are cash flow hedges that hedge the foreign currency risk associated with a portion of the Company's forecasted net British Pound cash flows. The Company based its forecasted British Pound cash flows for that period on cash collections from customers and expenses expected to occur by February 28, 2003.

                  The line item entitled "Other income (net)" in the Consolidated Condensed Statements of Income and Comprehensive Income includes $28,000 of expense associated with hedges of foreign currency risk. The $28,000 total is comprised of $15,000 resulting from changes in "spot" exchange rates between the dates of the contracts and November 30, 2002. The remaining $13,000 is due to changes in the time value of the forward contracts.

                  The transactions producing the cash flows hedged by one of the Company's forward contracts are forecasted to occur during the three months ending February 28, 2003. Changes in "spot" exchange rates have reduced the value of that contract by $4,000, net of income tax benefit, since its inception. This amount is charged against Other Comprehensive Income ("OCI") for the nine months ended November 30, 2003. The $4,000 after-tax charge comprises the entire amount reflected as OCI and Accumulated OCI in the Company's November 30, 2003 Condensed Statement of Income and Comprehensive Income and Consolidated Condensed Balance Sheets, respectively. The Company expects to reclassify the $4,000 charge against "Other income" as the forecasted transactions occur during the three months ending February 28, 2003.

Note 15 -         During December 2002, the Company signed a new agreement with
                  The Procter & Gamble Company to sell appliances and combs, hair brushes and accessories using the Vidal Sassoon trade name. The agreement allows the company to sell products under the Vidal Sassoon trade name worldwide except in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia,
                  New Zealand, The Philippines, Singapore, Taiwan and Thailand.
                  In connection with the new agreement, the Company paid a $2,000,000 non-refundable licensing fee which the Company will amortize over the agreement's initial term.

Note 16 -         The Company anticipates completing the purchase of a 600,000 square foot distribution center in Mississippi during the fourth quarter of this fiscal year. The new facility will replace warehouse space that the Company currently rents in a distribution center operated by a third party. The Company expects to use approximately $16,250,000 of its cash to purchase the distribution center.

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

Results of Operations

Quarter ended November 30, 2002

Consolidated Net Sales and Gross Profit Margins

         Our net sales for the quarter ended November 30, 2002 increased by $1,210,000, or less than one percent, versus the quarter ended November 30, 2001. North American and International operating segment sales both increased, while the Tactica operating segment's sales declined. North American operating segment sales for the quarter ended November 30, 2002 grew by $10,560,000, or
10.8 percent, compared to the same period a year earlier. Appliance sales in the North American segment grew by approximately $8,800,000, while brush, comb, and hair accessory sales decreased by a total of approximately $1,600,000. Sales of hair straighteners contributed significantly to the growth in appliance sales. Hair straighteners are also referred to as flat curling irons and allow consumers to shape their hair in a different manner than with traditional curling irons. Sales of hair care and skin care products under six new trade names acquired on October 21, 2002 contributed approximately $3,400,000 to North American sales growth. The six trade names acquired are discussed more fully below in the section entitled "Acquisition of Trade Names." The International operating segment achieved sales growth of $717,000, or 4.9 percent during the quarter ended November 30, 2002, compared to the same period last fiscal year. Sales growth of $2,200,000 in the United Kingdom and $300,000 in France more than offset lower sales in the Company's other international markets during the quarter ended November 30, 2002. Tactica's sales for the quarter declined by $10,067,000, or 34.7 percent, compared to the same period a year earlier. Tactica's sales of its Epil Stop(R) depilatory product declined by 74.3 percent, with decreases in both the retail and direct response distribution channels. Sales of other Tactica products such as the newly-introduced Lazer Vac, the Twist-a-Braid hair styling implement, and a pore cleanser, all sold under the IGIA(R) brand name, offset part of the decline in Epil Stop(R) sales. On September 29, 2002, port operators and shipping lines locked out longshoremen working in 29 ports on the West Coast of the United States. The work stoppage lasted approximately two weeks and affected Tactica adversely, delaying approximately $2,500,000 in shipments for the quarter.

         Gross profit, as a percentage of sales for the quarter ended November 30, 2002, remained relatively consistent, compared with the quarter ended November 30, 2001, increasing from to 45.3 percent to 45.7 percent. North American and International segment gross profit margins increased, primarily due to more efficient sourcing of product. Increased shipping costs due to the work stoppage at West Coast ports affected the North American and Tactica segments' gross profits negatively by increasing shipping costs. The effect of the reduction in Tactica operating segment sales as a percentage of consolidated sales offset, in part, the increases in the North American and International segments' gross profits. Tactica experiences higher gross profit and higher selling, general, and administrative expense, as percentages of net sales, than do our other operating segments. Therefore, changes in the percentage of sales contributed by Tactica affect consolidated gross profit margins.

Selling, general, and administrative expense

         Selling, general, and administrative expenses ("SG&A"), decreased from
33.5 of net sales during the quarter ended November 30, 2001 to 31.1 percent during the quarter ended November 30, 2002. Tactica reduced its direct response advertising program for its Epil-Stop(R) depilatory product as a result of declining consumer response to direct response advertising of that product. In the North American and International operating segments, SG&A levels, as percentages of net sales, for the quarter ended November 30, 2002 remained relatively consistent with the same period last year. The primary reductions in SG&A in these segments resulted from the discontinuance of goodwill amortization and from foreign currency exchange gains. Due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we recorded no goodwill amortization expense (see "New Accounting Guidance" below). The adoption of SFAS 142 reduced SG&A by $474,000 for the quarter ended November 30, 2002, compared to the same period a year earlier. Additionally, during the quarter ended November 30, 2002, we experienced foreign currency exchange gains of $113,000, versus losses of $284,000 during the same period a year earlier. The exchange rate gains were primarily due to the U.S. Dollar's weakness versus the British Pound, the Euro, and the Canadian Dollar, relative to the same period last year.

Other income

         Other income increased by $1,112,000 for the quarter ended November 30, 2002. The primary reason for this increase was $781,000 of income from unrealized gains in the market value of trading securities, compared to a $32,000 loss from changes in the market values of trading securities during the same period last year.

Income tax expense

         For the quarter ended November 30, 2002, our income tax expense was
20.5 percent of earnings before income taxes, as opposed to 16.8 percent for the quarter ended November 30, 2001. Tactica's recognition of a $1,115,000 net operating loss carryforward benefit reduced income tax expense during the quarter ended November 30, 2001, relative to the same period this fiscal year.

Nine months ended November 30, 2002

Consolidated Net Sales and Gross Profit Margins

         We achieved an increase in net sales of $10,680,000, or 3.1 percent, for the nine months ended November 30, 2002, compared to the nine months ended November 30, 2001. North American segment sales grew by $23,259,000, or 9.6 percent for this period. Appliance sales in the North American segment grew by approximately $22,700,000, while sales of brushes, combs, and hair accessories decreased approximately $2,900,000. As was the case for the three months ended November 30, 2002, hair straighteners played an important role in North American appliance sales growth. The approximately $3,400,000 in sales of hair care and skin care products resulting from our acquisition on October 21, 2002 of six trade names comprised the rest of the sales increase in North America. The International operating segment's sales grew by $1,419,000, or 5.8 percent, as sales in the United Kingdom and France increased by $3,420,000 and $1,480,000, respectively. The sales growth in the United Kingdom and France was offset partially by lower sales in other international markets, particularly Latin America. Tactica's sales decreased by $13,998,000, or 17.4 percent, due primarily to lower Epil Stop(R) sales.

         Gross profit, as a percentage of sales, remained relatively consistent at 46.5 percent for the nine months ended November 30, 2002, compared to 46.8 percent for the nine months ended November 30, 2001. Increases in the North American and International segments' gross profit percentages as a result of more efficient product sourcing offset the negative effect of the reduction in Tactica's sales as a percentage of consolidated net sales.

Selling, general, and administrative expense

         For the nine months ended November 30, 2002, SG&A, expressed as a percentage of net sales, decreased from 36.7 to 34.4 percent. As during the quarter ended November 30, 2002, the adoption of SFAS 142 and foreign currency exchange gains contributed to the reduction in SG&A as a percentage of sales in the North American and International segments. The adoption of SFAS 142, which eliminated the amortization of goodwill, reduced SG&A for the nine-month period by $1,526,000, compared to the same period a year ago (see section below entitled "New Accounting Guidance"). Exchange gains contributed $1,230,000 to the reduction in SG&A. In addition, the North American and International segments' combined inventory storage cost decreased by $1,100,000 as a result of reduced inventory balances versus the same period a year earlier. Finally, the effect of higher net sales on certain fixed costs also reduced SG&A as a percentage of net sales in the North American and International segments. A bad debt charge of $700,000, due to collection difficulties with a customer in Brazil, offset part of this reduction in SG&A expenses. Tactica's SG&A increased slightly as a percentage of its net sales due to the combination of the fixed nature of certain expenses and the decrease in Tactica's net sales.

Other income / expense

         Other income increased by $1,265,000 for the nine months ended November 30, 2002, compared to the nine months ended November 30, 2001. Higher interest income, together with income from the sale and appreciation of trading securities were the primary factors behind this increase.

Income tax expense

         For the nine months ended November 30, 2002, our income tax expense was
23.4 percent of earnings before income taxes, as opposed to 22.8 percent during the same period a year earlier. Tactica's recognition during the nine months ended November 30, 2001, of a $1,115,000 tax benefit related to a net operating loss carryforward lowered income tax expense for that period.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended November 30, 2002, we entered into two transactions that required us to use significant amounts of cash. First, we prepaid future royalties due under our license agreements with Revlon. We obtained a discount on the future royalties in exchange for our prepayment. Second, we acquired, from The Procter & Gamble Company, six consumer brands that we feel will add to the Company's profitability in both the near future and the long-term. The acquisition of the trade names from The Procter & Gamble Company is discussed further in the section entitled "Acquisition of Trade Names." Cash provided by our operations offset, in part, the use of cash in these transactions, resulting in a net decrease in our cash balance from $64,293,000 at February 28, 2002 to $29,731,000 at November 30, 2002.

         We expect to complete the purchase of a 600,000 square foot distribution center in Mississippi during the fourth quarter of this fiscal year. The new facility will replace distribution center space that we currently rent in a distribution center operated by a third party. We expect to use approximately $16,250,000 of our cash to purchase the warehouse.

         Our net accounts receivable balance increased 62.7 percent from February 28, 2002 to November 30, 2002. Our net sales during the quarter ended November 30, 2002 exceeded our net sales for the quarter ended February 28, 2002, producing a corresponding increase in accounts receivable balances. Inventory grew only 5.3 percent, as we were able to minimize the effect of seasonally high sales volume during the holiday selling season on inventory balances.

         Our accounts payable balance at November 30, 2002 was $28,230,000, versus $11,549,000 at February 28, 2002. This increase is due to our purchase of more inventory in the third quarter of our fiscal year, than in the fourth quarter to meet product demands of the holiday selling season. Accrued liabilities grew from $20,552,000 at February 28, 2002 to $31,447,000 at November 30, 2002. The Company's accrued liabilities at the end of November tend to exceed those at the end of February due to accruals of expenses that vary with sales activity.

         Our working capital balance decreased to $186,598,000 at November 30, 2002 from $191,438,000 at February 28, 2002. Our current ratio was 3.29 at November 30, 2002, compared to 4.67 at February 28, 2002. The decreases in our current ratio and working capital were due to the decrease in our cash balance discussed above, combined with an increase in our accounts payable and accrued liabilities balances, as compared to the balance at February 28, 2002.

         When we acquired a 55 percent interest in Tactica, we loaned a total of $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $4,333,000 and $4,103,000 at November 30, 2002 and February 28, 2002, respectively. These amounts are included in "Other assets" on our Consolidated Condensed Balance Sheets.

         We maintain a revolving line of credit with a bank to facilitate short-term borrowings, if necessary, and the issuance of letters of credit. The line of credit allows borrowings totaling $25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), and expires August 31, 2003. At November 30, 2002 the interest rate applicable to the line of credit was 2.40 percent. The line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At November 30, 2002, there were no borrowings under this line of credit and outstanding letters of credit totaled $690,531. The revolving credit agreement provides that we must satisfy requirements concerning minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and our fixed charge coverage ratio. We are in compliance with all of these requirements.

         Our contractual obligations and commercial commitments as of November 30, 2002 were:


                                                 Payments Due by Period (in 000s)
                                   -----------------------------------------------------------
                                               Less than 1                            After 5
     Contractual Obligations         Total        year       1-3 years   4-5 years     years
     -----------------------       ---------   -----------   ---------   ---------   ---------
Long-term debt                     $  55,000            --      20,000      10,000      25,000
Minimum royalty payments              32,102         4,458      11,061       7,755       8,828
Open purchase orders - inventory      16,098        16,098          --          --          --
Purchase of Distribution Center       16,250        16,250          --          --          --
Operating leases                       3,501         1,542       1,959          --          --
                                   ---------   -----------   ---------   ---------   ---------
Total contractual obligations      $ 126,951        38,348      33,020      17,755      33,828
                                   =========   ===========   =========   =========   =========

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Based on our current financial condition and operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future. We expect that our capital needs will stem primarily from the needs to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet, as well as the expected purchase of a warehouse discussed above. In addition, we evaluate acquisition opportunities on a regular basis and might augment our internal growth with acquisitions of complimentary businesses and product lines (see discussion below). We might finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets.

NONMONETARY TRANSACTION

         During the three months ended November 30, 2002, we entered into a nonmonetary transaction in which it exchanged inventory with a net book value of approximately $2,400,000 for advertising credits. As a result of this transaction, we recorded both sales and cost of goods sold equal to the inventory's net book value. The Company expects to use the advertising credits acquired within the next twelve months. The credits are valued at $2,400,000 on our Consolidated Condensed Balance Sheet at November 30, 2002 and are included in the line item entitled "Prepaid Assets."

ACQUISITION OF TRADE NAMES

         On October 21, 2002, we acquired from The Procter & Gamble Company the right to sell products under six trade names. We acquired all rights to the trademarks, formulas, and production processes for four of the six trade names, Ammens(R), Vitalis(R), Condition 3-in-1(R), and Final Net(R). The Procter & Gamble Company assigned us its rights under licenses to sell products bearing the other two trade names, Sea Breeze(R) and Vitapointe(R). The Sea Breeze license is perpetual. We are in the process of completing the analysis of the economic lives of the trade names acquired. Our initial belief is that these trade names have indefinite economic lives. Therefore, we did not record any amortization expense related to these trade names. We will complete our analysis of the trade names' values and economic lives during the three-month period ending February 28, 2003. Depending on the results of this analysis, we might, in future periods, record amortization expense on one or more of the intangible assets associated with the six trade names.

ROYALTY PREPAYMENT AND LICENSE AMENDMENTS

         During September 2002, we signed amendments to certain of our licenses to sell appliances and combs and hair brushes in the United States and Canada. In connection with such amendments, we prepaid $11,500,000 for minimum royalties due under the agreements from the third quarter of calendar 2002 through the fourth quarter of calendar 2005. We obtained a discount on the future royalties in exchange for our prepayment. We remain obligated to pay any earned royalties that exceed the minimum royalties for those periods.

TRADEMARK LICENSE AGREEMENT RENEWAL

         During December 2002, we signed a new agreement with The Procter & Gamble Company to sell appliances and combs, hair brushes and accessories using the Vidal Sassoon trade name. The agreement allows us to sell products under the Vidal Sassoon trade name worldwide except in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan and Thailand. In connection with the new agreement, we paid a $2,000,000 non-refundable licensing fee, which we will amortize over the agreement's initial term, January 2003 through December 2012. In addition, we are obligated under the agreement to pay royalties on a quarterly basis. The agreement contains options to extend for two additional ten-year periods.

HONG KONG INCOME TAXES

         The Hong Kong Inland Revenue Department ("the IRD") has assessed $6,564,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending the position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $32,858,000 (U.S.) for the period from fiscal 1995 through November 30, 2002.

         In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 50 percent of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are included on our Consolidated Condensed Balance Sheets as of November 30, 2002 and February 28, 2002 on the line entitled "Other assets, net of accumulated amortization." The tax reserve certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.


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

         Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, we believe that we have made adequate provision for the resolution of the IRD's assessments covering fiscal years 1995 through 1997 and for potential future assessments relating to activity since fiscal 1997. Such provision appears on the Company's Consolidated Condensed Balance Sheets as of November 30, 2002 and February 28, 2002 on the line entitled "Income taxes payable."

PROPOSED UNITED STATES FEDERAL INCOME TAX LEGISLATION

         Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on our financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a portion of our non-U.S. earnings not being subject to taxation in the United States. If such earnings were subject to United States federal income taxes, our effective income tax rate could increase materially. Several bills have been introduced recently in the United States Congress that, if enacted into law, could adversely affect our United States federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject all of our earnings to United States income taxes, thereby reducing our net earnings. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates ranging from 1996 to 2002, but would limit the deductibility of some intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the United States Treasury Department has issued a study of restructurings such as ours, which concluded in part that additional limitations should be imposed on the deductibility of certain intercompany transactions. It is not currently possible to predict whether the legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the Treasury Department's study. However, there is a risk that new laws in the United States could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our consolidated financial position and profitability.

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

         Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Consolidated Statements of Income for the periods ended November 30, 2001 and 2002 include 100 percent of Tactica's net income or loss. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is extinguished. After that time, our consolidated net earnings will include 55 percent of Tactica's net income or loss. Tactica's remaining accumulated deficit at November 30, 2002 is $144,000.

         Hong Kong Income Taxes - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. The ultimate resolution of the IRD's claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Condensed Balance Sheets. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $32,858,000 (U.S.) for the period from fiscal 1995 through November 30, 2002.

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

NEW ACCOUNTING GUIDANCE

          As explained in Note 10 to the consolidated condensed financial statements, on March 1, 2002, we adopted EITF 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products." The adoption of EITF 01-9 had no effect on operating income, net earnings, or earnings per share. The following tables present the impact of EITF 01-9 on net sales and SG&A had the standard been in effect for the three and nine month periods ending November 30, 2002 and 2001 (in thousands):

               (in thousands)                 Three Months Ended November 30,
                                                  2002               2001
                                              ------------       ------------
Net sales prior to application of EITF 01-9   $    143,510       $    142,624
                                              ------------       ------------
Adjustments:
     Slotting fees                                     (68)              (433)
     Cooperative advertising arrangements             (444)              (403)
                                              ------------       ------------
Net adjustments                                       (512)              (836)
                                              ------------       ------------
Net sales as reported herein                  $    142,998       $    141,788
                                              ============       ============

SG&A prior to application of EITF 01-9        $     46,051       $     48,391
                                              ------------       ------------
Adjustments:
     Slotting fees                                     (68)              (433)
     Cooperative advertising arrangements             (444)              (403)
                                              ------------       ------------
Net adjustments                                       (512)              (836)
                                              ------------       ------------
SG&A as reported herein                       $     44,539       $     47,555
                                              ============       ============

                                              Nine Months Ended November 30,
                                                  2002              2001
                                              ------------      ------------
Net sales prior to application of EITF 01-9   $    358,298      $    348,181
                                              ------------      ------------
Adjustments:
     Slotting fees                                    (601)           (1,225)
     Cooperative advertising arrangements           (1,158)           (1,097)
                                              ------------      ------------
Net adjustments                                     (1,759)           (2,322)
                                              ------------      ------------
Net sales as reported herein                  $    356,539      $    345,859
                                              ============      ============

SG&A prior to application of EITF 01-9        $    124,438      $    129,257
                                              ------------      ------------
Adjustments:
     Slotting fees                                    (601)           (1,225)
     Cooperative advertising arrangements           (1,158)           (1,097)
                                              ------------      ------------
Net adjustments                                     (1,759)           (2,322)
                                              ------------      ------------
SG&A as reported herein                       $    122,679      $    126,935
                                              ============      ============

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We have completed a review of our goodwill to determine whether any of that goodwill was impaired. Based on the results of this review, we concluded that our goodwill was not impaired as of March 1, 2002. Therefore, we incurred no impairment charge as a result of the adoption of SFAS 142. Because it eliminates the amortization of goodwill, SFAS 142 decreased our SG&A expense by approximately $474,000 and $1,526,000 in the three-month and nine-month periods ended November 30, 2002.

The following tables present the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the three- and nine- month periods ending November 30, 2002 and 2001. (in thousands, except per-share amounts):

(in thousands, except per share amounts)  Three Months Ended November 30,
                                              2002               2001
                                          ------------       ------------
Reported net earnings                     $     16,791       $     12,967
                                          ------------       ------------
Adjustments:
     Amortization of Goodwill                       --                474
     Income tax effect                              --                (95)
                                          ------------       ------------
Net adjustments                                     --                379
                                          ------------       ------------
Adjusted net earnings                     $     16,791       $     13,346
                                          ============       ============

Reported earnings per share - basic       $        .60       $        .46
Adjusted earnings per share - basic       $        .60       $        .48
Reported earnings per share - diluted     $        .57       $        .44
Adjusted earnings per share - diluted     $        .57       $        .46

(in thousands, except per share amounts)  Nine Months Ended November 30,
                                              2002              2001
                                          ------------      ------------
Reported net earnings                     $     32,258      $     24,861
                                          ------------      ------------
Adjustments:
     Amortization of Goodwill                       --             1,526
     Income tax effect                              --              (305)
                                          ------------      ------------
Net adjustments                                     --             1,221
                                          ------------      ------------
Adjusted net earnings                     $     32,258      $     26,082
                                          ============      ============

Reported earnings per share - basic       $       1.14      $        .89
Adjusted earnings per share - basic       $       1.14      $        .93
Reported earnings per share - diluted     $       1.09      $        .86
Adjusted earnings per share - diluted     $       1.09      $        .90


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

         Factors that could cause actual results to differ from those anticipated include:

              o Risks that customers who owe the Company money will become unable to pay the amounts they owe,

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

              o risks associated with new products and new product lines because the Company's growth depends significantly on the introduction of new products,

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

         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 CEO Certification

         99.2 CFO Certification

(b)      Reports on Form 8-K

         On September 27, 2002, the Company filed a Form 8-K announcing its signing of a definitive agreement to acquire directly and through license agreements six consumer products brand names from The Procter & Gamble Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      HELEN OF TROY LIMITED
                                                 -------------------------------
                                                           (Registrant)



Date     January 14, 2003                              /s/ Gerald J. Rubin
     ------------------------                    -------------------------------

                                                         Gerald J. Rubin
                                                  Chairman of the Board, Chief
                                                 Executive Officer and President
                                                  (Principal Executive Officer)


Date     January 14, 2003                             /s/ Russell G. Gibson
     ------------------------                    -------------------------------
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

Date:    January 14, 2003
     ------------------------

     /s/ Gerald J. Rubin
-----------------------------
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

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

Date:    January 14, 2003
     ------------------------

    /s/ Russell G. Gibson
-----------------------------
Russell G. Gibson
Senior Vice President, Finance,
and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

99.1   CEO Certification

99.2   CFO Certification