Form 10-K
period 2003-02-28
HELEN OF TROY LTD
filed 2003-05-29
CIK 916789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---                          EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 2003
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---                         EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X No
                                         ---   ---

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as the last day of the registrant's most recently completed second quarter was $307,175,162.

         As of May 28, 2003 there were 28,220,445 shares of Common Stock, $.10 Par Value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on February 28, 2003, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

                           Index to Exhibits - Page 67

TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I         Item 1.    Business                                                                          1
               Item 2.    Properties                                                                        6
               Item 3.    Legal Proceedings                                                                 7
               Item 4.    Submission of Matters to a Vote of Security Holders                               8

PART II        Item 5.    Market for Registrant's Common Equity and Related
                          Stockholder Matters                                                               9
               Item 6.    Selected Financial Data                                                          10
               Item 7.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                              12
               Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                       27
               Item 8.    Financial Statements and Supplementary Data                                      28
               Item 9.    Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                                              59

PART III       Item 10.   Directors and Executive Officers of the Registrant                               59
               Item 11.   Executive Compensation                                                           59
               Item 12.   Security Ownership of Certain Beneficial Owners
                          and Management                                                                   59
               Item 13.   Certain Relationships and Related Transactions                                   59
               Item 14.   Controls and Procedures                                                          59
               Item 16.   Principal Accountant Fees and Services                                           59

PART IV
               Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 60

                          Signatures                                                                       63

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Unless the context requires otherwise, references to "the Company," to "our Company," or to "Helen of Troy" and references such as "we" and "us" refer to Helen of Troy Limited and its subsidiaries. Our Company is comprised of three operating segments. The North American segment sells hair care and other personal care products in the U.S. and Canada. The International segment sells the same products outside the U.S. and Canada. Our third segment, Tactica, sells personal care and other consumer products to retailers and uses direct response marketing to sell such products directly to consumers. The section of Item 1 entitled "Products" contains more detailed information about the products that we sell. We present financial information for each of our operating segments in Note (11) of the Consolidated Financial Statements. The matters discussed in
Item 1 pertain to all three of our operating segments, unless otherwise specified.

         We use outside manufacturers to produce our goods. We sell our products to mass merchandisers, drug chains, warehouse clubs, grocery stores, beauty supply retailers and wholesalers, as well as to individual consumers in the U.S. and other countries.

         We sell some of our products under licenses from third parties. Our licensed trademarks include Vidal Sassoon(R), licensed from The Procter & Gamble Company; Revlon(R), licensed from Revlon Consumer Products Corporation; Dr. Scholl's(R), licensed from Schering-Plough HealthCare Products, Inc.; Scholl(R) (in areas other than North America), licensed from Scholl Limited; Sunbeam(R), and Sunbeam Health at Home(R), licensed from American Household, Inc; Sea Breeze(R), licensed from Shisheido Corporation; and Vitapointe(R), licensed from Fizons Corporation. We also own a number of trademarks, including Helen of Troy(R), Salon Edition(R), Hot Tools(R), Ecstasy(TM), Gold Series(R), Hotspa(R), Gallery Series(R), Wigo(R), Caruso(TM), Dazey(R), Lady Dazey(R), Carel(R), Lady Carel(R), Sable(R), Karina(R), Karina Girl(TM), Kurl*Mi(R), Detangle*Mi(R), Heat*Mi(R), DCNL(R), DCNL Signature(TM), Nandi(TM), Isobel(TM), Vitalis(R), Final Net(R), Ammens(R), Condition 3-in-1(R), IGIA(R), and Epil-Stop(R).

         We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.

PRODUCTS

         The business of Helen of Troy's North American and International segments is designing, developing and selling a full line of personal care and comfort products. The following table lists the primary products that the North American and International segments sell and some of the brand names that appear on those products.

          PRODUCTS                                                            BRAND NAMES
          --------                                                            -----------
Hand-held hair dryers                                  Vidal Sassoon(R), Revlon(R), Sunbeam(R), Helen of Troy(R),
                                                       Salon Edition(R), Hot Tools(R), Ecstasy(TM), Gold Series(R),
                                                       Gallery Series(R), Wigo(R), and Sable(R)
Curling irons, straightening irons,                    Vidal Sassoon(R), Revlon(R), Sunbeam(R), Helen of Troy(R),
hot air brushes and brush irons                        Salon Edition(R), Hot Tools(R), Gold Series(R), Gallery
                                                       Series(R) Ecstasy(TM), Wigo(R), and Sable(R).
Hairsetters                                            Vidal Sassoon(R), Revlon(R) and Caruso(TM)
Paraffin baths, facial brushes, and                    Revlon(R), Hotspa(R), Sunbeam(R)
facial saunas, and other skin care appliances
Foot baths                                             Dr. Scholl's(R), Scholl(R), Revlon(R), Carel(R), and Hotspa(R)
Foot massagers, hydro massagers, cushion               Dr. Scholl's(R), Scholl(R), Carel(R) and Hotspa(R)
massagers and body massagers
Hair clippers and trimmers                             Vidal Sassoon(R) and Sunbeam(R)
Hard and soft-bonnet hair dryers                       Dazey(R), Lady Dazey(R), Carel(R) and Hot Tools(R)
Hair styling and utility implements                    Vidal Sassoon(R), Revlon(R), Wave Rage(TM), Nandi(TM), DCNL(R),
                                                       and Ecstasy(TM)
Decorative hair accessories                            Vidal Sassoon(R), Karina(R), Karina Girl(TM), HOT things(TM), isobel(TM), DCNL(R), and DCNL Signature(TM)
Liquid hair styling products                           Vitalis(R), Final Net(R), Condition 3-in-1(R), and Vitapointe(R)
Liquid skin care products                              Sea Breeze(R)
Medicated skin care powder                             Ammens(R)

         We own 55 percent of Tactica International, Inc. ("Tactica"). Tactica's net sales comprised approximately 17 percent, 24 percent and five percent of the Company's consolidated net sales in fiscal 2003, 2002 and 2001, respectively. Tactica designs, develops and sells a variety of personal care and other consumer products in categories such as hair care, hair removal, dental care, skin care, sports and exercise, household, and kitchen. Tactica sells these products, primarily under the IGIA(R) and Epil-Stop(R) trademarks, to retailers and uses direct response marketing to sell such products directly to consumers. Some of the products developed and marketed by Tactica are trend-oriented and have shorter product lives than Helen of Troy's other products.

         We continue to develop new products and enhance existing products in order to maintain and improve our position in the personal care and comfort product market. For example, during fiscal 2003 we improved existing products by adding new technologies to them. Examples include ionic hair care appliances and ceramic hair care appliances. We plan to extend our line of ceramic hair care appliances during fiscal 2004. During fiscal 2003, we also extended our line of hair care appliances that incorporate ionic technology.

         Our fiscal 2003 acquisition from The Procter & Gamble Company of the rights and formulas associated with six hair and skin care brand names augmented our internal product development efforts. Under the terms of an October 2002 transaction, we acquired ownership of the Vitalis(R), Condition 3-in-1(R), Final Net(R), and Ammens(R) trade names. Additionally, we acquired the rights under long-term license agreements to sell products using the Sea Breeze(R) and Vitapointe(R) trademarks. Currently, we are selling hair care and styling liquids under the Vitalis(R), Condition 3-in-1(R), Final Net(R), and Vitapointe(R) trademarks; skin care liquid, in the form of an astringent, under the Sea Breeze(R) trademark; and mediated skin care powder under the Ammens(R) name.

         You can learn more about our products at the following Internet addresses:

                          http://www.helenoftroyusa.com
                          http://www.igia.com

SALES AND MARKETING

         We market our products primarily within the U.S. Sales within the U.S. comprised 90 percent of total net sales in fiscal 2003, 91 percent of net sales in fiscal 2002, and 89 percent of net sales in fiscal 2001. Our North American and International operating segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores and beauty supply retailers and wholesalers. Both of these segments market our products through outside sales representatives and through our own sales staff. Tactica sells directly to retailers and distributors and uses direct consumer marketing, such as direct response and catalog advertising to sell its products to consumers.

         The companies from whom we license many of our brand names promote those names extensively. Revlon Consumer Products Corporation engages in national advertising of its beauty care products. The Vidal Sassoon(R), Dr. Scholl's(R) and Sunbeam(R) trademarks are widely recognized because of advertising and the sale of a variety of products. We benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all the trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

         We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples' Republic of China, Thailand, Taiwan, and South Korea, to manufacture most of the hair and personal care appliances and hair brushes, combs, and hair care accessories sold by our North American and International segments (see discussion of International Manufacturing and Operations in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Risk Factors"). For fiscal 2003, goods manufactured by vendors in the Far East comprised approximately 95 percent of the dollar value of the North American and International segments' inventory purchases and approximately 58 percent of the Tactica segment's inventory purchases. We purchase the remainder of our products from unaffiliated manufacturers, primarily in North America and Europe. The manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products. The North American and International segments employ numerous technical and quality control persons to assure high product quality.

         Our products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the U.S. and the West Coast of Canada. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Southaven, Mississippi; Toronto, Canada; and Vancouver, Canada, or directly to customers. We ship substantially all products to North American customers from these warehouses by ground transportation services. Products sold by the International segment outside the U.S. and Canada are shipped from manufacturers, primarily in the Far East, to warehouse facilities in The Netherlands, the United Kingdom, Brazil, or directly to customers. We ship products stored at the warehouses in The Netherlands, the United Kingdom, and Brazil to distributors or retailers.

         Our customers in both the North American and International segments seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often require us to carry substantial levels of inventory in order to meet our customers' needs.

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

         Most of our three segments' products manufactured outside the countries in which they are sold are subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

         Our North American and International operating segments depend materially upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon(R) and Revlon(R) trademarks are of particular importance. New product introductions under licensed trademarks require approval from the respective licensors. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures. The duration of the license agreements for the Revlon(R) and Vidal Sassoon(R) trademarks, including the renewal terms, exceeds ten years. Upon expiration of the current terms of these agreements, we have the right to extend their terms upon payment of a renewal fee.

         The discussion below covers the primary product categories that Helen of Troy currently sells under its major license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

         Under an agreement with The Procter & Gamble Company, Helen of Troy is licensed to sell certain products bearing the Vidal Sassoon(R) trademark worldwide, except in Asia. Products sold under the terms of this license include hair dryers, curling irons, straightening irons, styling irons, hairsetters, hot air brushes, hair clippers and hair trimmers, mirrors, brushes, combs, and hair care accessories.

         Under agreements with Revlon Consumer Products Corporation, we are licensed to sell, worldwide, except in Mexico and Western Europe, hair dryers, curling irons, straightening irons, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers, and battery-operated and electric women's shavers bearing the Revlon(R) trademark.

         We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, body massagers, paraffin baths, and support pillows bearing the Dr. Scholl's(R) trademark in the U.S. and Canada, under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl(R) trademark in other areas of the world through an agreement with Scholl Limited.

         Under an agreement with American Household, Inc. we are licensed to sell hair clippers, hair trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, and spa products bearing the Sunbeam(R) and Sunbeam Health at Home(R) trademarks in the U.S., Canada, Mexico, Central America, South America, and the Caribbean.

         In October 2002, we acquired from The Procter & Gamble Company the right to sell products under the trademark Sea Breeze(R) pursuant to a perpetual license from Shisheido Corporation. We currently sell a line of liquid skin care products under the Sea Breeze(R) name.

         Helen of Troy has filed or obtained licenses for design and utility patents in the U.S. and several foreign countries. The Company does not believe that the loss of any particular patent or patent license would have a materially adverse effect on its business.

RELIANCE ON ONE CUSTOMER

         Sales to Wal-Mart Stores, Inc., and its affiliate, SAM'S Club, accounted for approximately 24 percent, 22 percent, and 23 percent of our net sales in fiscal 2003, 2002, and 2001, respectively. No other customer accounted for ten percent or more of net sales during those fiscal years.

ORDER BACKLOG

         When placing orders, our retail and wholesale customers usually request that we ship the related products within specific time frames. Our Tactica segment ships some of its products to direct response customers and provides these customers with estimated delivery dates at the time that it receives their respective orders. There was no significant backlog of orders in any of our distribution channels at February 28, 2003.

COMPETITIVE CONDITIONS

         The markets in which we sell our products are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors include The Conair Corporation, Applica Incorporated, Remington Products Company, Goody Products, Inc., a division of Newell Rubbermaid Inc., Homedics-USA, Inc., The New L & N Marketing and Sales Corporation, Chattem, J&J Boots, Andrew Jergens, Loreal, Unilever, and Alberto Culver. Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

         The Company's business is somewhat seasonal. Net sales in the Company's fiscal second and third quarters, combined, accounted for approximately 55 percent of fiscal 2003 net sales and for approximately 57 percent of fiscal 2002 and 2001 net sales. As a result of the seasonality of sales, our working capital needs fluctuate during the year.

REGULATION

         Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our electrical products sold in the U.S. are designed, manufactured, and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.

         The medicated skin powder that we sell under the Ammens(R) trademark is regulated by the United States Food and Drug Administration.

EMPLOYEES

         We employ 672 full-time employees in the U.S., Hong Kong, and Europe, of which 238 are marketing and sales employees, 159 are distribution employees, 55 are engineering and development employees, and 220 are administrative personnel. Included in these totals are 76 employees of Tactica. Tactica employs 57 administrative and 19 sales and marketing personnel. None of the Company's employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

         Note (11) to the Consolidated Financial Statements contains geographic information concerning our net sales and long-lived assets.

SECURITIES EXCHANGE ACT REPORTS

         We maintain an Internet site at the following address: http://www.helenoftroyusa.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934 (the "Securities Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The public may read and copy any of the materials we file with the SEC in accordance with the Securities Exchange Act at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about our Company. The address of the SEC's Internet site is http://www.sec.gov.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

         North American Segment. We own a 135,000 square foot office building and a 408,000 square foot warehouse in El Paso, Texas. The office building houses our U.S. operations. The El Paso office building and warehouse are located on a 50-acre plot of land that we own. We also own a 619,000 square foot warehouse in Southaven, Mississippi, as well as the 29-acre plot of land on which that warehouse is located. We purchased the Southaven warehouse in January 2003. It became fully operational during May 2003. We lease 108,000 square feet of warehouse space in El Paso, Texas; 50,000 square feet of warehouse space in Toronto, Canada; and 20,000 square feet of warehouse space in Vancouver, Canada. During fiscal 2003 we also leased 360,000 square feet of warehouse space in Memphis, Tennessee. Our lease in Memphis terminated upon the Southaven warehouse becoming fully operational. We also lease sales offices in Bentonville, Arkansas, Minneapolis Minnesota, Troy Michigan, and Toronto, Canada.

         We own 22 acres of land in El Paso, Texas, near the 50 acres on which the warehouse and the U.S. office building that we own are located. The Company is holding this land for future business use.

         International Segment. We lease warehouse space in public warehouses located in Hong Kong; The Netherlands, and the United Kingdom. In addition, we also lease sales offices in the United Kingdom, France, Germany, and Brazil.

         Tactica. Tactica leases administrative offices in New York, New York and leases public warehouse space in Reno, Nevada.

         Corporate. A subsidiary located in Hong Kong leases approximately 23,000 square feet of office space. Prior to fiscal 1996 this subsidiary was headquartered in approximately 12,000 square feet of office space that the Company still owns.

         We also own 12,000 square feet of warehouse space on a 62,000 square foot lot adjacent to the building that formerly housed our U.S. operations. We are holding this property for sale.

ITEM 3. LEGAL PROCEEDINGS

         The Hong Kong Inland Revenue Department (the "IRD") has assessed $6,753,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong and that we have complied with all applicable reporting and tax payment obligations. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $34,101,000 (U.S.) for the period from fiscal 1995 through fiscal 2003.

         In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are included on our Consolidated Balance Sheets as of February 28, 2003 and 2002 on the line entitled "Other assets." The tax reserve certificates are denominated in Hong Kong dollars and are, therefore, subject to the risks associated with foreign currency fluctuations.

         The IRD also assessed $4,468,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1990 through 1994. During the second quarter of the fiscal year ended February 28, 2003, we and the IRD settled our dispute related to those years for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. As a result of the assessment, we forfeited tax reserve certificates previously valued at $2,468,000 on our Consolidated Balance Sheet and paid approximately $137,000 in cash to the IRD. The tax reserve certificates that we forfeited were included on our Consolidated Balance Sheet as of February 28, 2002 on the line entitled "Other assets." The settlement did not affect the current status of the IRD's assessments for fiscal years 1995 through 1997 and did not have a material effect on our consolidated results of operations.

         Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, we believe that we have made adequate provision in the financial statements for the resolution of the IRD's claims and potential future assessments relating to activity since fiscal 1997. Such provision appears on our Consolidated Balance Sheets as of February 28, 2003 and 2002 on the line entitled "Income taxes payable."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

                                                 High                 Low
                                                 ----                 ---
        FISCAL 2003
                     First quarter               15.00               11.65
                     Second quarter              14.17               11.20
                     Third quarter               12.05                8.20
                     Fourth quarter              14.58               10.21

        FISCAL 2002
                     First quarter                9.42                5.16
                     Second quarter              14.80                7.75
                     Third quarter               13.20                7.99
                     Fourth quarter              15.79               10.26

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         We have one class of equity security outstanding at February 28, 2003; Common Stock with a par value of $0.10. As of April 30, 2003 there were 404 holders of record of the Company's Common Stock. Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder. We estimate that approximately 14,000 individuals and institutions hold our Common Stock.

CASH DIVIDENDS

         The Board of Directors' current policy is to retain earnings to provide funds for the operation and expansion of the Company's business and for potential acquisitions. The Company has not paid any cash dividends on its Common Stock since inception. The Company's current intention is to pay no cash dividends in fiscal 2004. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                                          NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE FOR
                                                                                                          FUTURE ISSUANCE UNDER
                                              NUMBER OF SECURITIES TO           WEIGHTED-AVERAGE           EQUITY COMPENSATION
                                             BE ISSUED UPON EXERCISE OF         EXERCISE PRICE OF            PLANS (EXCLUDING
                                                OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
                                                WARRANTS, AND RIGHTS          WARRANTS, AND RIGHTS              COLUMN (a))
                                                        (a)                           (b)                           (c)
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS                                    8,614,738                    $    10.83                   1,769,226

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                                  --                            --                          --
                                                    ------------                    ----------                  ----------
TOTAL                                                  8,614,738                    $    10.83                   1,769,226
                                                    ============                    ==========                  ==========

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

                  For the year ended the last day of February, (all numbers except shares and earnings per share in thousands)

                                                           2003(1)        2002(1)        2001(1)         2000            1999
                                                          ---------      ---------      ---------      ---------      ---------
Statements of Income Data
Net Sales (2)                                             $ 458,825      $ 447,319      $ 357,164      $ 297,257      $ 293,363

Cost of sales                                               247,794        238,859        220,530        185,685(4)     175,293
                                                          ---------      ---------      ---------      ---------      ---------
Gross Profit                                                211,031        208,460        136,634        111,572        118,070

Selling, general and
   administrative expenses (2)                              158,172        166,803        113,638(3)     101,771(4)      81,356
                                                          ---------      ---------      ---------      ---------      ---------

Operating income                                             52,859         41,657         22,996          9,801         36,714

Interest expense                                             (3,965)        (4,256)        (3,989)        (3,530)        (3,337)
Other income (5)                                              1,852          1,146          1,883          6,826          2,036
                                                          ---------      ---------      ---------      ---------      ---------

Earnings before income taxes                                 50,746         38,547         20,890         13,097         35,413

Income tax expense (benefit)                                 12,030          9,332          3,558            (14)         7,083
                                                          ---------      ---------      ---------      ---------      ---------

Net earnings                                              $  38,716      $  29,215      $  17,332      $  13,111      $  28,330
                                                          =========      =========      =========      =========      =========

Per Share Data
   Basic                                                  $    1.37      $    1.04      $     .61      $     .45      $    1.00
   Diluted                                                $    1.31      $    1.00      $     .60      $     .44      $     .96

Weighted average number of Common shares outstanding:
     Basic                                                   28,189         28,089         28,420         29,053         28,279
     Diluted                                                 29,548         29,199         28,729         29,885         29,596

                              Last Day of February
                                 (in thousands)

                                     2003         2002         2001         2000         1999
                                   --------     --------     --------     --------     --------
Balance Sheet Data:
      Working capital              $173,809     $191,438     $157,809     $154,395     $150,940
      Total assets                  405,629      357,558      337,181      304,252      294,036
      Long-term debt                 55,000       55,000       55,000       55,000       55,450
      Stockholders' equity (6)      289,602      250,326      219,609      209,624      199,842
      Cash dividends                     --           --           --           --           --

(1) Fiscal 2003, 2002 and 2001 results include 100 percent of the results of Tactica, a subsidiary in which the Company acquired a 55 percent interest in March 2000. See "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further explanation of this accounting policy.

(2) We adopted Emerging Issues Task Force Abstract 01-9 ("EITF 01-9") for fiscal 2003. EITF 01-9 requires that certain vendors record certain consideration given to customers as reductions of sales, rather than as selling, general, and administrative expenses. Certain items that, prior to fiscal 2003, were classified as selling, general, and administrative expenses have been reclassified as reductions to net sales. Those items totaled $3,930,000 for fiscal 2002, $4,234,000 for fiscal 2001, $2,256,000 for fiscal 2000, and $1,124,000 for fiscal
         1999.

(3) In fiscal 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement, which was later formally terminated.

(4) In fiscal 2000, the Company incurred $2,669,000 of charges to cost of goods sold and $8,725,000 of charges to selling, general and administrative expenses as a result of the discontinuance of its artificial nails product line. In fiscal 2000 the Company also incurred $770,000 of charges related to the restructuring and reorganization of several departments.

(5) Other income includes gains of approximately $75,000 in fiscal 2003, $165,000 in fiscal 2002, $1,400,000 in fiscal 2001 and $6,300,000 in fiscal 2000 from the sale and appreciation of trading securities.

(6) In fiscal 2000 the Company repurchased 526,485 shares of its Common Stock at a cost of $4,076,000. In fiscal 2001, the Company repurchased 815,946 shares of its Common Stock at a cost of $4,623,000. No Common Stock was repurchased in any other year presented above.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected consolidated operating data for the Company as a percentage of net sales.


                            Relationship to Net Sales
                                   Fiscal Year

                                       2003         2002         2001
                                      ------       ------       ------
Net sales                              100.0%       100.0%       100.0%
Cost of sales                           54.0         53.4         61.7
                                      ------       ------       ------
     Gross Profit                       46.0         46.6         38.3

Selling, general and
     administrative expenses            34.5         37.3         31.8
                                      ------       ------       ------
     Operating income                   11.5          9.3          6.5

Interest expense                        (0.9)        (1.0)        (1.1)
Other income, net                        0.4          0.3          0.5
                                      ------       ------       ------
     Earnings before income taxes       11.0          8.6          5.9

Income taxes                             2.6          2.1          1.0
                                      ------       ------       ------

Net earnings                             8.4%         6.5%         4.9%
                                      ======       ======       ======

         Sales by operating segment for fiscal 2003, 2002 and 2001 were as follows:

                                                               % INCREASE
                              (IN THOUSANDS)                    (DECREASE)
                                                            2003          2002
                                                           versus        versus
SEGMENT              2003         2002         2001         2002          2001
-------            --------     --------     --------     --------      --------
North American     $345,992     $308,738     $307,764           12%           --%
International        33,759       29,906       25,390           13            18
Tactica              79,074      108,675       24,010          (27)          353
                   --------     --------     --------     --------      --------
                   $458,825     $447,319     $357,164            3%          25%
                   --------     --------     --------     --------      --------

         Operating income (loss) by operating segment for fiscal 2003, 2002 and 2001 was as follows:

                                                                                       % INCREASE
                                            (IN THOUSANDS)                              (DECREASE)
                              ------------------------------------------       ---------------------------
                                                                                  2003             2002
                                                                                 versus           versus
SEGMENT                          2003            2002            2001             2002             2001
-------                       ----------      ----------      ----------       ----------       ----------

North American                $   49,554      $   32,203      $   28,736               54%              12%
International                      2,995            (244)             94            1,327             (360)
Tactica                            2,657          11,930          (4,629)             (78)             358
Corporate / other (1)             (2,347)         (2,232)         (1,205)              (5)             (85)
                              ----------      ----------      ----------       ----------       ----------
                              $   52,859      $   41,657      $   22,996               27%              81%
                              ----------      ----------      ----------       ----------       ----------

         (1) Includes items not allocated to the three operating segments.

RESULTS OF OPERATIONS

Consolidated Sales and Gross Profit Margins

         Our net sales for the 12-month period ended February 28, 2003 ("fiscal 2003") grew by $11,506,000, or 2.6 percent, compared to the 12-month period ended February 28, 2002 ("fiscal 2002"). Net sales increased in our North American and International operating segments, while our Tactica segment's net sales decreased.

         Fiscal 2002 net sales improved 25.2 percent or $90,155,000 versus the 12-month period ended February 28, 2001 ("fiscal 2001"). All three of our operating segments exceeded their prior year sales totals, with the Tactica operating segment producing $84,665,000 of the fiscal 2002 sales increase. The International operating segment was responsible for most of the remaining sales growth.

         Gross profit, as a percentage of sales decreased from 46.6 percent in fiscal 2002 to 46.0 percent in fiscal 2003, primarily because of the mix of net sales among our operating segments. Our North American and International segments' net sales increased during fiscal 2003, both in absolute terms and as a percentage of consolidated net sales. These segments generally achieve lower gross margins than Tactica, but also incur lower selling, general, and administrative expenses, as a percentage of net sales, than Tactica. This change in sales mix contributed to the decrease in gross profit margins. The North American and International segments both achieved improved gross margins during fiscal 2003, offsetting, in part, the effect of the change in our sales mix.

         Our fiscal 2002 gross profit margins improved from 38.3 to 46.6 percent. Most of this increase was attributable to Tactica's higher sales. Tactica's net revenues made up 24.1 percent of our consolidated fiscal 2002 net sales, versus 6.7 percent in fiscal 2001, thus increasing the effect of its relatively high gross margins on consolidated gross margins. North American segment gross margins also improved from fiscal 2001 to fiscal 2002, primarily because of a favorable change in the mix of products sold and our ability to source product more efficiently.

Selling, general, and administrative expense

         During fiscal 2003, selling, general, and administrative expenses ("SG&A"), expressed as a percentage of sales, decreased from 37.3 percent to
34.5 percent. Three factors contributed significantly to this decrease. First, we experienced a $2,035,000 reduction in SG&A due to the discontinuance of goodwill amortization associated with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Second, SG&A dropped by $1,945,000, compared to fiscal 2002, because of foreign exchange gains. Finally, our North American and International segments comprised larger portions of our business in fiscal 2003 than in fiscal 2002. As mentioned above, the North American and International segments generally incur lower SG&A, as a percentage of sales, than our other segment, Tactica. The difference in SG&A rates is largely due to the fact that Tactica's business model requires it to spend higher percentages of its net sales on media advertising. Because the North American and International segments contributed larger percentages of our consolidated net sales in fiscal 2003 than in fiscal 2002, the lower SG&A, as a percentage of sales, that they incurred, had a greater weight in determining consolidated SG&A as a percentage of net sales.

         From fiscal 2001 to fiscal 2002, SG&A expressed as a percentage of net sales, increased from 31.8 percent to 37.3 percent. Because Tactica grew significantly during fiscal 2002, both in its sales volume and as a percentage of our consolidated business, all of its operating statistics, including SG&A as a percentage of sales, became much more significant to our overall results. This was the primary reason for higher SG&A, as a percentage of sales, during fiscal 2002. Although its SG&A percentage was higher than the percentages incurred by the other segments, Tactica's SG&A declined as a percentage of its net sales from fiscal 2001 to fiscal 2002. The main reason for the decline was a drop in Tactica's fixed expenses as a percentage of its increased sales. The variable portion of Tactica's SG&A expense rose slightly as a percentage of its fiscal 2002 net sales, mainly because of higher advertising expense. Excluding Tactica, our fiscal 2002 SG&A as a percentage of sales was consistent with fiscal 2001, as lower media advertising expenses largely offset slightly higher personnel, insurance, and inventory storage costs.

North American Segment

         The North American segment sells hair care and other personal care and comfort appliances, hair brushes, combs, utility and decorative hair accessories, liquid hair care products, and liquid and powder skin care products in the U.S. and Canada. The North American segment's main customers are mass merchandisers, drug chains, warehouse clubs, grocery stores, and beauty supply retailers and wholesalers.

         Net sales in the North American segment grew $37,254,000 or 12.1 percent from fiscal 2002 to fiscal 2003. On October 23, 2002, we expanded our product lines into the liquid and powder hair and skin care category by acquiring four brand names and licenses to sell products under two additional brand names. Sales of liquid and powder hair and skin care products under the six new brand names resulted in $11,200,000 of sales growth in the North American segment. Exclusive of these sales our North American segment grew 8.4 percent. The growth, exclusive of the liquid and powder product lines, resulted from increased sales of existing product lines that have been enhanced with new technologies and features. Examples include hair care appliances utilizing ionic technology and ceramic, rather than traditional, heating surfaces. We also experienced increased sales in our Vidal Sassoon(R) line of hair clippers, as well as hair care appliances sold under our Wave Rage(TM) trade name. Partially offsetting the gains discussed above, our fiscal 2003 net sales of hair brushes, combs and accessories were lower than in fiscal 2002.

         North American segment sales remained relatively constant from fiscal 2001 to fiscal 2002, increasing by less than one percent. In the retail distribution channel, our new line of ion hair care appliances and our private label products produced sales increases. Slight decreases in sales of some of our branded hair care and personal care appliances, as well as lower sales of brushes, combs, and accessories offset partially the sales increases. Sales in the North American professional distribution channel grew mainly because of new product introductions and the expansion of some of our larger customers in this channel of distribution. The weakness of the U.S. economy in fiscal 2002, relative to the recent past, contributed to a difficult North American sales environment.

         The North American segment's operating income grew $17,351,000, or 53.9 percent, for fiscal 2003, compared to fiscal 2002. Operating income in the North American segment was 14.3 percent of sales, compared to 10.4 percent in fiscal 2002. The sales growth discussed above was a significant factor in the North American segment's achievement of higher operating income. The North American segment benefited from the absence of goodwill amortization during fiscal 2003, due to the adoption of SFAS 142, and achieved better gross margins in fiscal 2003 than fiscal 2002. The increased gross margins were attributable primarily to more efficient product sourcing. In addition, the North American segment benefited during fiscal 2003 from the reclassification of $580,000 that was accrued during fiscal 2000 for anticipated customer credits related to the artificial fingernails business, but was not needed for that purpose. This amount was reclassified in fiscal 2003 to accrue for customer credits related to other products.

         Operating income generated by the North American segment increased 12.1 percent in the fiscal year ended February 28, 2002, compared to the same period a year earlier. Expressed as a percentage of sales, the North American segment's operating income rose from 9.3 percent to 10.4 percent from fiscal 2001 to fiscal 2002. The improved North American operating results were primarily the result of higher gross profit margins, arising from favorable changes in the mix of products sold and our ability to source product more efficiently.

International Segment

         The International segment sells hair care and other personal care and comfort appliances, hairbrushes, combs, utility and decorative hair accessories, liquid hair care products, and liquid and powder skin care products outside of the U.S. and Canada. The International segment, like the North American segment, sells primarily to mass merchandisers, drug chains, warehouse clubs, grocery stores, and beauty supply retailers and wholesalers.

         Net sales in the International segment grew $3,853,000 or 12.9 percent from fiscal 2002 to fiscal 2003. As discussed in the North American segment sales analysis above, on October 23, 2002, we expanded our product lines into the liquid and powder hair and skin care category by acquiring four brand names and licenses to sell products under two additional brand names. Sales of liquid and powder hair and skin care products under the six new brand names resulted in $1,797,000 of sales growth in the International segment. Exclusive of these sales our International segment grew 6.9 percent. The International segment sales increase, exclusive of the liquid and powder products, is mainly comprised of improved sales in the United Kingdom ("UK"). The introduction of hair straighteners under the Vidal Sassoon(R) trade name in the UK produced part of the sales growth, while the introduction of a new line of hair care appliances under the Cosmopolitan trade name contributed the balance. The strengthening during fiscal 2003 of the British pound and the Euro versus the U.S. dollar also had a positive effect on our International segment's net sales.

         Increased sales in Latin and South America, France, and the UK drove International segment net sales up 17.8 percent during fiscal 2002. The growth in Latin America and South America was attributable to our successful efforts to increase distribution by expanding our customer base in that geographic area. The net sales increase in France was due both to the development of relationships with a larger number of customers and the growth of our business with existing customers. Expanded sales to some of our larger customers in the UK drove sales increases there.

         The International segment generated $2,995,000 of operating income, compared to a $244,000 operating loss in fiscal 2002. Higher net sales, along with better gross profit margins, were keys to the International segment's improved operating results for fiscal 2003. As was the case with the North American segment, more efficient sourcing contributed to the International segment's improved gross margins. Foreign currency exchange gains also increased the International segment's operating profits by approximately $1,900,000. Our operations in the UK, Germany, and France purchase inventory using United States dollars and bill customers in British pounds or Euros upon selling such inventory. This method of purchasing and billing combined with a weakening U.S. dollar to produce foreign exchange gains during fiscal 2003.

         Our International segment incurred an operating loss of $244,000 in fiscal 2002, compared to operating income of $94,000 in fiscal 2001. During fiscal 2002, we experienced collection difficulties with a customer in the Latin and South American market, as well as several customers in the Middle East. We are currently exploring strategies that might reduce our credit risk in the Latin and South American market. In addition to collection difficulties, inventory markdowns and currency exchange losses contributed to the International segment's fiscal 2002 operating loss.

Tactica Segment

         We own a 55 percent interest in Tactica International, Inc. ("Tactica"). Tactica sells a variety of personal care and other products to retailers and directly to consumers. Tactica uses television and print media advertising extensively. As a result, Tactica incurs higher SG&A expenses, as a percentage of sales, than the North American and International operating segments.

         At the time that we acquired Tactica, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Tactica had accumulated a net deficit at the time that we acquired our interest in it and the minority shareholders have not adequately guaranteed their portion of the accumulated deficit. At February 28, 2003, Tactica's accumulated deficit totaled $2,172,000. Therefore, our Consolidated Statements of Income for fiscal 2003, 2002 and 2001 include 100 percent of Tactica's net earnings or loss. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's $2,172,000 accumulated deficit is extinguished.

         Tactica's fiscal 2003 net revenues decreased 27.2 percent, compared to fiscal 2002. Sales of Tactica's Epil-Stop(R) hair removal products decreased approximately 50 percent, with this change being the primary reason for Tactica's lower net revenues. We expect Tactica's fiscal 2004 net revenues to remain relatively constant, compared to fiscal 2003. Please refer to the section below entitled "Risk Factors" regarding this and other forward-looking statements.

         During fiscal 2002, Tactica's net revenues increased to over four times their fiscal 2001 levels. Epil-Stop(R) products played the most significant role of any product in Tactica's fiscal 2002 sales increase. The Electrosage(TM) muscle stimulation / exercise product line and the new Twist-A-Braid(TM) hair styling accessory also contributed to higher fiscal 2002 sales.

         Due mainly to the sales decrease discussed above, Tactica's operating income decreased from $11,930,000 in fiscal 2002 to $2,657,000 in fiscal 2003. In addition to lower sales, Tactica also achieved slightly lower gross profit, as a percentage of sales, in fiscal 2003 than in fiscal 2002 as its sales mix shifted more heavily toward retailers and away from sales directly to consumers. Because its sales decreased, Tactica experienced an increase in SG&A as a percentage of sales, despite lowering its SG&A spending by approximately $16,000,000.

         Tactica's operating income of $11,930,000 in fiscal 2002 was a $16,559,000 improvement over its fiscal 2001 operating loss of $4,629,000. Tactica's improvement in net sales was the primary factor leading to its better operating results in fiscal 2002. Higher fiscal 2002 revenues produced more gross profit for Tactica and caused its SG&A expenses, as a percentage of sales, to decrease.

Interest expense and Other income / expense

         Interest expense was $291,000, or 6.8 percent, lower in fiscal 2003 than in fiscal 2002. We did not borrow any funds under our line of credit during fiscal 2003, as opposed to fiscal 2002, when we borrowed funds during the first three quarters of that fiscal year and incurred the related interest expense. During fiscal 2003, our interest expense consisted entirely of interest on our fixed rate long-term notes payable.

         Interest expense increased 6.7 percent, or $267,000, from fiscal 2001 to fiscal 2002. This was largely due to increased borrowings under our line of credit during the first three quarters of fiscal 2002. The increase in borrowings was due to our relatively high levels of inventory purchases early in the year. Such purchases enabled us to obtain products from suppliers at favorable prices.

         The increase of $706,000, or 62 percent, in our other income for fiscal 2003, over fiscal 2002, was due mainly to the fact that we had more cash available for investment during most of fiscal 2003 than fiscal 2002.

         Other income decreased to $1,146,000 in fiscal 2002, compared to $1,883,000 in fiscal 2001. The primary reason for the decrease was a drop in income from the sale and appreciation of trading securities from approximately $1,400,000 in fiscal 2001 to $147,000 in fiscal 2002. Interest income also fell because of lower interest rates and because of lower cash balances for most of fiscal 2002 versus fiscal 2001.

Income tax expense

         Our fiscal 2003 income tax expense was 23.7 percent of net income before taxes, a rate relatively constant with the 24.2 percent rate that we experienced in fiscal 2002. Because of our corporate structure, the earnings produced by our North American and International operating segments are generally taxed at lower rates than earnings produced by Tactica. The North American and International segments, combined, contributed a significantly larger portion of our earnings in fiscal 2003 than in fiscal 2002. This change in the mix of our earnings served to reduce our consolidated effective income tax rate. However, as discussed below, we removed a valuation allowance from a deferred tax asset during fiscal 2002, thereby making that year's effective income tax rate lower than it otherwise would have been. This factor offset the reduction of income taxes as a percentage of earnings before income taxes, caused by the reduction in Tactica's contribution to pre-tax earnings.

         In fiscal 2002 our income tax expense was 24.2 percent of net income before income taxes, as opposed to 17.0 percent in fiscal 2001. The main reason for this change was Tactica. As mentioned above, Tactica usually incurs higher income tax rates than do our other two segments combined. Because Tactica produced net income during fiscal 2002, as opposed to a loss in fiscal 2001, our fiscal 2002 effective tax rate rose. The removal during fiscal 2002 of a valuation allowance from a $1,115,000 deferred tax asset reduced Tactica's income tax expense for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2003, we funded several significant capital, trademark, and license expenditures with cash generated internally. Our largest such expenditures consisted of the purchase of four trade names and the rights under licenses for two additional trade names. We now sell hair care liquids and skin care liquids and powder under those six brand names. In addition, we purchased a warehouse in Mississippi and entered an agreement with a licensor whereby we prepaid royalties due in future years. We used approximately $63,000,000 of cash in these transactions and ended the year with cash of more than $47,000,000.

         Operating activities provided $43,513,000 during fiscal 2003, compared to $52,632,000 during fiscal 2002. The primary reason for the difference between these two figures was our use of $11,500,000 to prepay royalties under a license agreement in connection with alterations to the terms of that agreement. Investing activities used $60,529,000 of cash during fiscal 2003, compared with $5,778,000 in fiscal 2002, mainly because of our purchase of a warehouse in Mississippi and our acquisition of four trade names under which we will sell hair care liquids and skin care liquids and powder, as well as licenses to sell such products under two additional trade names. The new warehouse replaces space that we were leasing in a warehouse operated by a third party in the Southeast. The purchase of the brand names and rights under licenses allows us to expand into an additional portion of the personal care market. We believe that this transaction will result in increased net sales and earnings for the Company.

         Net accounts receivable decreased 11.4 percent from February 28, 2002 to February 28, 2003. This decrease is largely a result of the timing of our fourth quarter sales. Our sales during the first month of the fourth quarter were higher in fiscal 2003 than in fiscal 2002. The reverse was true of sales for the third month of the quarter. This pattern resulted in earlier collection of fiscal 2003 fourth quarter sales, compared to fiscal 2002.

         Our February 28, 2003 inventory balance increased 11.6 percent, compared to the same time a year earlier, while net sales grew by 2.6 percent. The primary reason for the difference between the percentage increase in inventory and sales was an increase in the Tactica segment's inventory, while its sales decreased.

         Our working capital balance decreased to $173,809,000 at February 28, 2003, from $191,438,000 at February 28, 2002. Our current ratio was 3.8 at February 2003, compared to 4.7 at February 28, 2002. The decreases in our working capital and current ratio resulted from the conversion of cash into non-current assets in connection with the purchases of brand names and a new warehouse facility, as well as the prepayment of royalties, all of which are discussed earlier in this section.

         In connection with its acquisition of a 55 percent interest in Tactica, the Company loaned $3,500,000 to the minority shareholders of Tactica. The annual interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. These loans are secured by the shares of Tactica held by the minority shareholders. The total amounts of principal and accrued interest due to the Company under the loans to Tactica's minority shareholders were $4,409,000 and $4,103,000 at February 28, 2003 and 2002, respectively. These amounts are included in "Other assets" on the Consolidated Balance Sheets.

         We maintain a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $25,000,000, incurs interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and expires August 31, 2003. At February 28, 2003 the interest rate charged under the line of credit was 2.31 percent. This line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At February 28, 2003, there were no borrowings under this line of credit and outstanding letters of credit totaled $828,000. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, debt to capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. The Company is in compliance with all of these requirements. Under the terms of the revolving credit agreement, one of our U.S. subsidiaries is the borrower. Our parent company, located in Bermuda and three of our U.S. subsidiaries fully guarantee any amounts outstanding under the revolving line of credit on a joint and several basis.

         Our $55,000,000 of long-term debt is comprised of a group of unsecured Senior Notes with face values totaling $40,000,000 and an annual interest rate of 7.01 percent, as well as an unsecured Senior Note with a face value of $15,000,000 and an annual interest rate of 7.24 percent. We pay interest on these notes each calendar quarter. The $40,000,000 group of Senior Notes requires annual principal payments of $10,000,000 beginning January 5, 2005, with the final payment due January 5, 2008. The $15,000,000 Senior Note requires annual principal payments of $3,000,000 beginning July 18, 2008, with the final payment due July 18, 2012. The Senior Notes contain covenants that require the Company to meet certain net worth and other financial requirements. Additionally, the Senior Notes restrict the Company from incurring liens on any of its properties, except under certain conditions. The Company is in compliance with all the terms of these notes. Under the terms of the Senior Notes, one of our U.S. subsidiaries is the borrower. Our parent company, located in Bermuda, one of our subsidiaries located in Barbados, and three of our U.S. subsidiaries fully guarantee the Senior Notes on a joint and several basis.

         Capital and license expenditures totaled $42,865,000, $878,000, and $3,185,000 in fiscal 2003, 2002, and 2001, respectively. Capital and license expenditures during fiscal 2003 included $16,700,000 associated with our purchase of a new warehouse facility in Mississippi, $19,000,000 paid for the acquisition of the rights to sell Sea Breeze(R) and

 Vitapointe(R) products under a license agreement, and $2,000,000 paid in connection with the renewal and alteration of terms of a license agreement. We also used $16,920,000 of cash to acquire trademarks. We are in the process of replacing certain of our key information technology systems. We estimate that we will spend a total of approximately $5,000,000 to $6,000,000 on this project, with the expenditures occurring during fiscal 2004 and fiscal 2005. It is our expectation that we will capitalize at least 80 percent of the amount spent on the information technology project. In addition, we plan to move our UK operation into a new office facility during fiscal 2004. We expect to make a capital expenditure of approximately $1,800,000 in connection with the construction of our new office facility in the UK. We expect to pay for the information technology project and the new UK office facility with funds generated internally.

         Our contractual obligations and commercial commitments, as of February 28, 2003 were:

                                             PAYMENTS DUE BY
     Contractual Obligations                 PERIOD (IN 000S)

                                                                                                                              After
                                                     Total       1 year     2 years     3 years     4 years     5 years     5 years
                                                    --------    --------    --------    --------    --------    --------    --------

Long-term debt                                      $ 55,000          --      10,000      10,000      10,000      10,000      15,000
Open purchase orders - inventory                      68,249      68,249          --          --          --
Minimum royalty payments                              24,830       3,705       3,829       3,260       2,658       2,658       8,720
Advertising commitments under license agreements      23,775       6,274       5,724       5,705         868         878       4,326
Management fees - Corporate jet                        1,811         362         362         363         362         362          --
Operating leases                                       3,678       1,960         894         818           6          --          --
New office facility in UK                              1,800       1,800          --          --          --          --          --
Purchase of software                                   1,113       1,113          --          --          --          --          --
                                                    --------    --------    --------    --------    --------    --------    --------
Total contractual obligations                       $180,256      83,463      20,809      20,146      13,894      13,898      28,046
                                                    ========    ========    ========    ========    ========    ========    ========

         Our 55 percent-owned subsidiary, Tactica International, Inc. ("Tactica") leases office space in New York City. One of our U.S. subsidiaries has issued a $389,000 standby letter of credit to the lessor. The lessor may draw funds from the standby letter of credit if Tactica fails to pay its rent. The standby letter of credit decreases to $195,000 on April 30, 2005 and expires on the same date as the related lease, February 27, 2006.

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future. Other than the planned capital expenditures discussed above, we expect that our capital needs will stem primarily from the needs to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and might augment our internal growth with acquisitions of complementary businesses and product lines. We might finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and upon conditions in the capital markets.

ACQUISITION OF TRADE NAMES AND LICENSES

         On October 21, 2002, we acquired from The Procter & Gamble Company the right to sell products under six trade names. We acquired all rights to the trademarks, formulas, and production processes for four of the six trade names; Ammens(R), Vitalis(R), Condition 3-in-1(R), and Final Net(R). The Procter & Gamble Company assigned to us its rights under licenses to sell products bearing the other two trade names; Sea Breeze(R) and Vitapointe(R). The Sea Breeze(R) license is perpetual. The portion of the purchase price assigned to the four trademarks purchased is included in our consolidated balance sheet as of February 28, 2003 on the line entitled "Trademarks, net of accumulated amortization." We have concluded that the useful economic lives of these trademarks are indefinite, meaning that they are not subject to amortization. This conclusion was reached after consideration of the history of the brands and of our plans and forecasts for sales of products under these trademarks. The portion of the purchase price assigned to the rights obtained under the Sea Breeze(R) and Vitapointe(R) licenses appears on our consolidated balance sheet as of February 28, 2003 on the line entitled "License agreements, at cost less accumulated amortization." After consideration of the fact that the Sea Breeze(R) license is perpetual and an analysis of the history of the brand as well as our plans and forecasts with respect to the brand, we determined that the Sea Breeze(R) license has an indefinite economic useful life. Therefore it is not subject to amortization. The Vitapointe(R) license expires on December 31, 2010. Although, our long-range expectation is to renew this license upon its expiration, we determined that the finite nature of this license indicates that it has a definite life and is, therefore subject to amortization. We expect annual amortization expense associated with the Vitapointe(R) license to be approximately $125,000.

TRADEMARK LICENSE AGREEMENT RENEWAL

         During December 2002, we signed a new agreement with The Procter & Gamble Company to sell appliances and combs, hair brushes, and accessories using the Vidal Sassoon trade name. The agreement allows us to sell products under the Vidal Sassoon trade name worldwide except in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan, and Thailand. In connection with the new agreement, we paid a $2,000,000 non-refundable licensing fee, which we will amortize over the agreement's initial term, January 2003 through December 2012. In addition, we are obligated under the agreement to pay royalties on a quarterly basis. We also have options to extend the agreement for two additional ten-year periods.

NON-MONETARY TRANSACTIONS

         During fiscal 2003, we entered into two non-monetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory's net book value. We used approximately $600,000 of the advertising credits during fiscal 2003 and expect to use the remaining advertising credits by February 28, 2004. The remaining credits are valued at $2,500,000 on our Consolidated Balance Sheet at February 28, 2003 and are included in the line item entitled "Prepaid Assets."

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involves the application of several such policies. These policies include: consolidation of Tactica International, Inc. ("Tactica") under the purchase method, estimates of our exposure to liability for income taxes in Hong Kong, estimates of credits to be issued to customers for sales that have already been recorded, the calculation of our allowance for doubtful accounts, and the valuation of inventory on a lower-of-cost-or-market basis.

         Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Consolidated Statements of Income for fiscal 2003, 2002 and 2001 include 100 percent of Tactica's net income or loss. We will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is extinguished.

         Hong Kong Income Taxes - The Inland Revenue Department ("the IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. During fiscal 2003, we came to an agreement with the IRD, settling its assessment for fiscal 1990 through 1994 for approximately 56 percent of the amount originally assessed. The ultimate resolution of the remaining IRD claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Balance Sheets. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $34,101,000 (U.S.) for the period from fiscal 1995 through fiscal 2003.

         Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements. We reduce sales or increase selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.

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

         Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset's carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset's carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We did not record any charges for impairment of long-lived assets during fiscal 2003.

         Economic useful life of intangible assets - We apply Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset's economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.

         In addition to the above policies, several other policies, including policies governing the timing of revenue recognition, are important to the preparation of our financial statements, but do not meet the definition of critical accounting policies because they do not involve subjective or complex judgments.

RISK FACTORS

         OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY CHANGES IN TAX LAWS. Currently, we benefit from an international corporate structure that produces relatively low tax effective tax rates on a consolidated basis. If we were to encounter changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company's financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the U.S. Congress that, if enacted into law, could adversely affect our U.S. federal income tax status. In addition to the legislation introduced in Congress, the U.S. Treasury Department has published a study of restructurings such as ours. It is not currently possible to predict whether the legislation that has been introduced will become law, whether any additional bills will be introduced or the consequences of the U.S. Treasury Department's study. However, there is a risk that new laws in the U.S. could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our financial condition and results of operations. In addition to potential changes in tax laws, the Company's position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10% or more of its stock) together own more than 50% of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company's business.

         THE HONG KONG INLAND REVENUE DEPARTMENT HAS CHALLENGED OUR POSITION ON CERTAIN PROFITS AND ASSESSED TAXES ON SUCH PROFITS. WE HAVE SETTLED CERTAIN OF THE CHALLENGES; HOWEVER, CERTAIN AMOUNTS ARE STILL OUTSTANDING AND WE MAY HAVE TO PAY FURTHER MATERIAL AMOUNTS IN THE FUTURE. The Hong Kong Inland Revenue Department ("the IRD") assessed $6,753,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49% of the liability assessed by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

         The IRD also assessed $4,468,000 in tax on certain profits of our foreign subsidiaries for fiscal 1990 through 1994. During the second quarter of fiscal 2003, the Company and the IRD agreed on a settlement for fiscal years 1990 through 1994. The Company and the IRD agreed to settle the amount for $2,505,000 (56% of the assessed amount), plus interest of approximately $100,000. In addition to the tax reserve certificates discussed above, we previously purchased $2,468,000 in tax reserve certificates in connection with the IRD's assessment for 1990 through 1994. We were able to apply these reserve certificates to amounts due under the settlement. We paid the IRD approximately $37,000 of additional cash, plus interest to settle the issues raised by the IRD for fiscal 1990 through 1994. The settlement of the IRD's assessments for fiscal 1990 through 1994 did not affect the status of the IRD's assessments for fiscal years 1995 through 1997. If the IRD's position were to prevail and if it were to assert the same position for years after fiscal 1997, the resulting assessment could total $34,101,000 (U.S.) for the period from fiscal 1995 through fiscal 2003. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, we believe that adequate provision has been made in the financial statements for the resolution of the IRD's assessments for the fiscal years 1990 through 1997 and potential future assessments relating to activity since fiscal 1997. However, such provisions do not reserve for the full amount of such contingency and if the IRD's position was to prevail the Company's financial condition and future results of operations could be materially adversely affected.

         A FEW CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PERCENTAGE OF OUR SALES. OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER IF WE LOST ALL OR A PORTION OF THE SALES TO THESE CUSTOMERS. We are dependent on certain principal customers. Wal-Mart Stores, Inc. and its affiliate, SAM'S Club accounted for approximately 24 percent of the Company's net sales in fiscal 2003. Our top three customers accounted for approximately 36 percent of fiscal 2003 net sales. Although we have long-standing relationships with our major customers, no contracts require these customers to buy from us. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

         THE SALES OF OUR TACTICA PRODUCTS ARE VERY VOLATILE. ACCORDINGLY, OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED AND THE RESULTS OF OPERATIONS COULD FLUCTUATE MATERIALLY. Tactica's net sales increased by approximately 353 percent from fiscal 2001 and fiscal 2002 and decreased by approximately 27 percent from fiscal 2002 to fiscal 2003. Tactica's net sales comprised approximately 17 percent and 24 percent of the Company's consolidated net sales during fiscal 2003 and 2002, respectively. Tactica sells some products that have short life cycles. Furthermore, Tactica relies on television infomercials and direct response marketing campaigns for the marketing of some of its products. Accordingly, Tactica's sales could continue to be more volatile than the sales of our other two segments. Our financial position could be adversely affected and the results of operations could fluctuate materially because of the volatility of sales of Tactica products.

         ONE OF OUR SUBSIDIARIES IS SUBJECT TO A STOCKHOLDERS' AGREEMENT WITH THE FORMER STOCKHOLDERS OF TACTICA. UNDER THE TERMS OF THE STOCKHOLDERS' AGREEMENT, UNDER CERTAIN CIRCUMSTANCES WE COULD BE REQUIRED TO BUY THE REMAINING OUTSTANDING SHARES OF TACTICA OR SELL OUR TACTICA SHARES TO A THIRD PARTY. THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE NEGATIVELY AFFECTED IF IT WAS FORCED TO CHANGE ITS OWNERSHIP POSITION IN TACTICA. One of our subsidiaries is a party to a stockholders' agreement with the former owners of Tactica, who retained a 45% interest in Tactica (collectively the "other Tactica stockholders"). Under the terms of the stockholders' agreement, we have been granted the right to initiate a process whereby we can purchase, and the other Tactica stockholders are required to sell, the shares they own. In addition, the other Tactica stockholders have the right to initiate a process regarding the sale of their remaining interest in Tactica. We may elect at our option not to purchase the shares owned by the other Tactica stockholders and under the terms of the stockholders' agreement the parties will then be required to initiate a procedure under which the entire business of Tactica would be offered for sale to third parties. In either case, the purchase price will be based upon fair market value as determined by independent appraisal. A sale to a third party would be subject to the approval of the other Tactica stockholders and us. In the event that either party exercises its rights under the stockholders' agreement, our financial position and results of operations could be adversely affected.

         WE ARE DEPENDENT ON THIRD PARTY MANUFACTURERS, MOST OF WHICH ARE IN THE FAR EAST. CHANGES IN FOREIGN POLICY, INTERNATIONAL LAW OR THE INTERNAL LAWS OF THE COUNTRIES WHERE OUR MANUFACTURERS ARE LOCATED COULD HAVE A MATERIAL NEGATIVE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. All of our products are manufactured by unaffiliated companies, most of which are in the Far East. Risks associated with such foreign manufacturing include: changing international political relations; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production in the Far East. However, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, could have a material negative effect on our business, financial condition and results of operations.

         THE RECENT OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME ("SARS") COULD DISRUPT THE FLOW OF FINISHED GOODS THAT WE PURCHASE AND RE-SELL. Our subsidiary in Hong Kong assists in the procurement of a large portion of the products that we sell. Many of these products are produced in South China. SARS has been most prevalent in these two regions. Should a SARS outbreak interfere with the operations of the third party factories from whom we purchase product or should it interfere with the operation of our office in Hong Kong, we might experience a shortage of inventory. This type of shortage could have a material negative effect on our financial position, results of operations, and cash flow. Thus far, SARS has had no effect on our business.

         OUR INDUSTRY IS EXTREMELY COMPETITIVE. OUR BUSINESS WILL SUFFER IF WE DO NOT DEVELOP AND COMPETITIVELY MARKET PRODUCTS THAT APPEAL TO CONSUMERS. The personal care and comfort products industry is extremely competitive. Maintaining and gaining market share depends heavily upon price, quality, brand name recognition, patents, innovative designs of new products and replacement models, and marketing and distribution approaches. We compete with domestic and international companies, some of which have substantially greater financial and other resources than those of the Company. We believe that our ability to produce reliable products that incorporate developments in technology and to satisfy consumer tastes with respect to style and design, as well as our ability to market a broad offering of products in each applicable category at competitive prices, are keys to our future success. No assurance can be given that we will be able to successfully compete on the basis of these factors in the future.

         WE ARE MATERIALLY DEPENDENT ON OUR LICENSED TRADEMARKS AS A SUBSTANTIAL PORTION OF OUR SALES REVENUE COMES FROM SELLING PRODUCTS UNDER LICENSED TRADEMARKS. OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE ARE UNABLE TO SELL PRODUCTS UNDER THESE TRADEMARKS. A substantial portion of our sales revenue is derived from sales of products under licensed trademarks. As a result, we are materially dependent upon the continued use of such trademarks, particularly the Vidal Sassoon(R) and Revlon(R) trademarks. Actions taken by licensors and other third parties could diminish greatly the value of any of our licensed trademarks. If we were unable to sell products under these licensed trademarks or the value of the trademarks were diminished by the licensor or third parties, the effect on our business, financial condition and results of operations could be both negative and material.

         OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL SUFFER IF WE DO NOT ACCURATELY FORECAST OUR CUSTOMERS' DEMANDS. Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

         OUR FUTURE ACQUISITIONS, IF ANY, AND NEW PRODUCTS MAY NOT BE SUCCESSFUL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We may decide to grow our business through the acquisition of new product lines and businesses. The acquisition of a business or of the rights to market specific products or use specific product names involves a financial commitment. In the case of an acquisition, such commitments are usually in the form of either cash or stock consideration. In the case of a new license, such commitments could take the form of license fees, prepaid royalties, and future minimum royalty and advertising payments. While our strategy is to acquire businesses and to develop products that will contribute positively to earnings, there is no guarantee of such results. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities. Each of these factors could result in a newly acquired business or product line having a material negative impact on our financial condition and results of operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates," "believes," "expects," and other similar words identify forward-looking statements. All statements that address operating results, events, or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ from those anticipated include the factors discussed above in the section entitled "Risk Factors" and other risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

NEW ACCOUNTING GUIDANCE

         As explained in Note 1 to the consolidated condensed financial statements, on March 1, 2002, we adopted EITF 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products." Our adoption of EITF 01-9 in fiscal 2003 had no effect on operating income, net earnings, or earnings per share. The following table presents the impact of EITF 01-9 on net sales and SG&A had the standard been in effect for all fiscal years during the three-year period ending February 28, 2003.

              (in thousands)                                    FISCAL YEAR ENDED FEBRUARY 28,
                                                           2003              2002              2001
                                                       ------------      ------------      ------------
Net sales prior to application of EITF 01-9            $    462,563      $    451,249      $    361,398
                                                       ------------      ------------      ------------
Adjustments:
     Slotting fees                                             (861)           (1,607)           (1,275)
     Cooperative advertising arrangements                    (2,877)           (2,323)           (2,959)
                                                       ------------      ------------      ------------
Net adjustments                                              (3,738)           (3,930)           (4,234)
                                                       ------------      ------------      ------------
Net sales as reported herein                           $    458,825      $    447,319      $    357,164
                                                       ============      ============      ============

SG&A prior to application of EITF 01-9                 $    161,910      $    170,733      $    117,872
                                                       ------------      ------------      ------------
Adjustments:
     Slotting fees                                             (861)           (1,607)           (1,275)
     Cooperative advertising arrangements                    (2,877)           (2,323)           (2,959)
                                                       ------------      ------------      ------------
Net adjustments                                              (3,738)           (3,930)           (4,234)
                                                       ------------      ------------      ------------
SG&A as reported herein                                $    158,172      $    166,803      $    113,638
                                                       ============      ============      ============

         In June 2001, the Financial Accounting Standards ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed reviews of our goodwill to determine whether any of that goodwill was impaired. Based on the results of these reviews, we concluded that our goodwill was not impaired as of March 1, 2002 or March 1, 2003. Therefore, we incurred no impairment charge as a result of the adoption of SFAS 142. Because it eliminates the amortization of goodwill, SFAS 142 decreased our SG&A expense by $2,035,000 for the fiscal year ended February 28, 2003.

The following tables present the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the fiscal years ended February 28, 2003, 2002 and 2001. (In thousands, except per-share amounts):

                                                            YEARS ENDED FEBRUARY 28,
(in thousands, except per share amounts)
                                                     2003             2002              2001
                                                 ------------     ------------      ------------
Reported net earnings                            $     38,716     $     29,215      $     17,332
Adjustments:
     Amortization of Goodwill                              --            2,035             2,025
     Income tax effect                                     --             (407)             (405)
                                                 ------------     ------------      ------------
Net adjustments                                            --            1,628             1,620
                                                 ------------     ------------      ------------
Adjusted net earnings                            $     38,716     $     30,843      $     18,952
                                                 ============     ============      ============

Reported earnings per share - basic              $       1.37     $       1.04      $        .61
Adjusted earnings per share - basic              $       1.37     $       1.10      $        .67
Reported earnings per share - diluted            $       1.31     $       1.00      $        .60
Adjusted earnings per share - diluted            $       1.31     $       1.06      $        .66

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations to be accounted for using the purchase method and requires the recognition of intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. SFAS 141 applies to all business combinations initiated after June 30, 2001. We did not enter into any transactions during fiscal 2003 that required the application of SFAS 141. Our fiscal 2003 purchase from The Procter & Gamble Company of four brand names and rights under licenses for two additional brand names was a purchase of specific assets, rather than a business combination.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that legal obligations associated with the retirement of an asset be recorded as liabilities as incurred and capitalized as part of the cost of the associated asset. These obligations are then depreciated over the course of the asset's useful life. We believe that SFAS 143 will have no effect on our consolidated financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). We adopted the provisions of SFAS 144 effective March 1, 2002. SFAS 144 requires that companies consider whether indicators are present that would indicate impairment of any of their long-lived assets. If such indicators are present the company compares the projected future undiscounted cash flows from the asset to its book value. If the cash flows exceed the book value, no further action is necessary. If the book value exceeds the projected undiscounted cash flows, a loss is recognized for the excess of the asset's book value over its fair value. SFAS 144 did not affect our consolidated financial statements as of or for the year ending February 28, 2003.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") by providing alternative methods of transition to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of stock compensation information, including the method used to account for stock-based compensation and the effects of that method on reported financial results in interim, as well as annual, financial statements. We account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We recognize no compensation expense in our financial statements for stock options issued with exercise prices that equal or exceed the cost of our common stock on the date such options are issued. As a result, we do not expect the provisions of SFAS 148 covering the transition to fair-value method accounting for stock-based compensation to affect our financial statements. We make the disclosures required by SFAS 148 in Note (7) to our consolidated financial statements. Beginning with our financial statements as of and for the three months ended May 31, 2003, we will make the interim disclosures required by SFAS 148.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a guarantor record a liability for and disclose certain types of guarantees. For certain other guarantees, FIN 45 requires only disclosure in the notes to the financial statements. We have not made any of the types of guarantees for which FIN 45 requires that a liability be recorded. However, certain entities whose financial statements are a part of our consolidated financial statements have guaranteed obligations of other entities within our consolidated group. FIN 45 requires disclosure of these guarantees and of our product warranties. These disclosures are contained in the notes to our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a company with an interest in a variable interest entity include such an entity in its consolidated financial statements if its financial interest in the entity indicates control. The statement applies immediately to interests in all variable interest entities acquired after January 1, 2003. For other variable interest entities, FIN is to be applied effective July 1, 2003. We have no interests in entities covered by FIN 46. Therefore, we do not expect FIN 46 to affect our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash. Interest on our long-term debt is fixed at rates ranging from 7.01 percent to 7.24 percent. Increases in interest rates do not expose us to risk on this debt. However, as interest rates drop below the rates on our long-term debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

         As mentioned in the "Liquidity and Capital Resources" discussion, interest rates on our revolving credit agreement vary based on the three-month LIBOR rate and on our ratio of debt to EBITDA. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. That agreement allows maximum borrowings of $25,000,000. At the end of fiscal 2003, no borrowings were outstanding under this agreement. However, if the need to borrow under the revolving credit agreement were to arise, higher interest rates would increase the cost of such debt. We do not currently hedge against interest rate risk.

         Because we purchase a substantial majority of our inventory using U.S. dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in countries other than the United Kingdom, Germany, and France are transacted in U.S. dollars. Our sales in the United Kingdom are transacted in British pounds and our sales in France and Germany are invoiced in Euros. When the U.S. dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. dollar weakens against those currencies, we could realize foreign currency gains. In fiscal 2003, our net sales denominated originally in currencies other than the U.S. dollar totaled approximately $43,366,000, converted at average monthly exchange rates. Our fiscal 2003 foreign currency exchange gains totaled $1,638,000. During fiscal 2003, we began hedging against foreign currency exchange rate risk by entering into forward contracts to exchange a total of 5,000,000 British pounds for U.S. dollars at rates ranging from 1.5393 to 1.548 dollars per British pound. At February 28, 2003, one forward contract to exchange 1,000,000 British pounds for U.S. dollars at a rate of 1.5393 U.S. dollars per British pound remained outstanding. We expect to enter into additional forward contracts to hedge foreign currency risk up to one year in advance in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                             Page
                                                                                             ----

Independent Auditors' Report                                                                 29

Consolidated Financial Statements:
            Consolidated Balance Sheets as of February 28, 2003 and 2002                     30

            Consolidated Statements of Income for each of the years in the
                  three-year period ended February 28, 2003                                  32

            Consolidated Statements of Stockholders' Equity for each of
                  the years in the three-year period ended February 28, 2003                 33

            Consolidated Statements of Cash Flows for each of the years
                  in the three-year period ended February 28, 2003                           34

            Notes to Consolidated Financial Statements                                       36

Financial Statement Schedule -
            Schedule II - Valuation and Qualifying Accounts for each of
                  the years in the three-year period ended February 28, 2003                 58

         All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Helen of Troy Limited:

We have audited the consolidated financial statements of Helen of Troy Limited and subsidiaries (the Company) as listed in the index on page 28. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index on page 28. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2003 and February 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.

As discussed in Note (1) to the consolidated financial statements, effective March 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                           /s/ KPMG LLP

El Paso, Texas
May 13, 2003

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 2003 and 2002
                   (in thousands, except par value and shares)


                                                                           2003             2002
                                                                       ------------     ------------
Assets

Current assets:
     Cash and cash equivalents                                         $     47,837     $     64,293
     Trading securities, at market value                                      1,442              145
     Receivables - principally trade, less
        allowance of $5,107 in 2003 and
        $5,794 in 2002                                                       61,990           69,943
     Inventories                                                            111,966          100,306
     Prepaid expenses                                                         8,454            3,256
     Deferred income tax benefits                                             3,147            5,727
                                                                       ------------     ------------

        Total current assets                                                234,836          243,670

Property and equipment, at cost less
     accumulated depreciation of $14,302 in 2003
     and $11,998 in 2002                                                     63,082           45,716

Goodwill, net of accumulated
     amortization of  $8,629 in 2003 and 2002                                40,767           40,767

Trademarks at cost, net of accumulated amortization
     of $211 in 2003 and $188 in 2002
                                                                             17,048              151

License agreements, at cost less accumulated
     amortization of $10,194 in 2003 and
     $8,888 in 2002                                                          27,372            6,678

Other assets                                                                 22,524           20,576
                                                                       ------------     ------------

                                                                       $    405,629     $    357,558
                                                                       ============     ============

                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           February 28, 2003 and 2002
                   (in thousands, except par value and shares)

                                                                           2003             2002
                                                                       ------------     ------------
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable, principally trade                               $     19,613     $     11,549
     Accrued expenses:
         Advertising and promotional                                          5,662            5,183
         Other                                                               16,802           15,369
     Income taxes payable                                                    18,950           20,131
                                                                       ------------     ------------

         Total current liabilities                                           61,027           52,232

Long-term debt                                                               55,000           55,000
                                                                       ------------     ------------

         Total liabilities                                                  116,027          107,232
                                                                       ------------     ------------

Stockholders' equity
     Cumulative preferred stock, non-voting, $1.00
         par value.  Authorized 2,000,000 shares;
         none issued                                                             --               --
     Common stock, $.10 par value. Authorized
         50,000,000 shares; 28,202,495 and 28,196,517
         shares issued and outstanding at February 28,
         2003 and 2002, respectively                                          2,820            2,820
     Additional paid-in-capital                                              53,984           53,424
     Retained earnings                                                      233,774          195,474
     Minority interest in deficit of acquired subsidiary                       (976)          (1,392)
                                                                       ------------     ------------

         Total stockholders' equity                                         289,602          250,326
                                                                       ------------     ------------

Commitments and contingencies

                                                                       $    405,629     $    357,558
                                                                       ============     ============

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
              (in thousands, except shares and earnings per share)

                                                                        Years Ended February 28,
                                                            ------------------------------------------------
                                                                2003              2002              2001
                                                            ------------      ------------      ------------
Net sales                                                   $    458,825      $    447,319      $    357,164
Cost of sales                                                    247,794           238,859           220,530
                                                            ------------      ------------      ------------
         Gross profit                                            211,031           208,460           136,634
Selling, general, and administrative
         expenses                                                158,172           166,803           113,638
                                                            ------------      ------------      ------------
               Operating income                                   52,859            41,657            22,996
                                                            ------------      ------------      ------------
Other income (expense):
         Interest expense                                         (3,965)           (4,256)           (3,989)
         Other income, net                                         1,852             1,146             1,883
                                                            ------------      ------------      ------------
               Total other income (expense)                       (2,113)           (3,110)           (2,106)
                                                            ------------      ------------      ------------
               Earnings before income taxes                       50,746            38,547            20,890
Income tax expense                                                12,030             9,332             3,558
                                                            ------------      ------------      ------------
                     Net earnings                           $     38,716      $     29,215      $     17,332
                                                            ============      ============      ============
Earnings per share:
                     Basic                                  $       1.37      $       1.04      $        .61
                     Diluted                                $       1.31      $       1.00      $        .60
Weighted average number of common
   shares used in computing net earnings per share
                     Basic                                    28,188,747        28,089,072        28,420,073
                     Diluted                                  29,547,845        29,198,972        28,728,762


See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended February 28, 2003, 2002, and 2001
                                 (in thousands)

                                                                                                     Minority
                                                                                                   Interest in
                                                                  Additional                        Deficit of          Total
                                                  Common           Paid-In          Retained         Acquired       Stockholders'
                                                   Stock           Capital          Earnings        Subsidiary         Equity
                                                ------------     ------------     ------------     ------------     -------------
Balances, February 29, 2000                     $      2,884     $     53,494     $    153,246     $         --     $    209,624

Exercise of common stock
            options, net                                   1               52               --               --               53
Issuance of common stock
            in connection with employee
            stock purchase plan                            3              168               --               --              171
Acquisition and retirement
            of common stock                              (82)          (1,508)          (3,033)              --           (4,623)
Minority interest in deficit of
            acquired subsidiary at date of
            acquisition                                   --               --               --           (2,948)          (2,948)
Net earnings                                              --               --           19,290           (1,958)          17,332
                                                ------------     ------------     ------------     ------------     ------------
Balances February 28, 2001                             2,806           52,206          169,503           (4,906)         219,609

Exercise of common stock
            options, net                                  10              710               --               --              720
Issuance of common stock
            in connection with employee
            stock purchase plan                            4              178               --               --              182
Capital contribution to subsidiary by
            minority shareholder                          --              330               --              270              600
Net earnings                                              --               --           25,971            3,244           29,215
                                                ------------     ------------     ------------     ------------     ------------
Balances February 28, 2002                             2,820           53,424          195,474           (1,392)         250,326

Exercise of common stock
            options, net                                   3              336               --               --              339
Issuance of common stock
            in connection with employee
            stock purchase plan                            2              219               --               --              221
Cancellation of stock recovered from escrow               (5)               5               --               --               --
Net earnings                                              --               --           38,300              416           38,716
                                                ------------     ------------     ------------     ------------     ------------
Balances February 28, 2003                      $      2,820     $     53,984     $    233,774     $       (976)    $    289,602
                                                ============     ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Years Ended February 28,
                                                                       ------------------------------------------------
                                                                           2003              2002              2001
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
            Net earnings                                               $     38,716      $     29,215      $     17,332
            Adjustments to reconcile net earnings
                  to net cash provided by operating
                  activities:
                  Depreciation and amortization                               6,558             8,630             8,137
                  Provision for doubtful receivables                           (693)            2,153             1,003
                  Deferred taxes, net                                         2,580             1,391            (2,148)
                  Purchases of trading securities                            (3,487)             (431)           (1,579)
                  Proceeds from sales of trading securities                   2,258             2,407             2,006
                  Realized gain - trading securities                           (157)             (777)             (688)
                  Unrealized (gain) loss - trading securities                    90               612              (701)
                  Prepayment of royalties                                   (11,500)               --                --
                  Proceeds from sales of property, plant, and
                        equipment                                                --                43                --
                  Loss (gain) on disposal of property, plant
                        and equipment                                           (58)               17                --
                  Impairment of asset held for sale                              --                --               158
                  Other non-cash adjustments to earnings                         --                --             2,457

            Changes in operating assets and liabilities:
                  Accounts receivable                                         8,646            (7,786)          (12,053)
                  Inventory                                                 (11,660)           18,238           (20,011)
                  Prepaid expenses                                           (1,937)             (740)            1,483
                  Accounts payable                                            8,064            (9,454)            8,240
                  Accrued expenses                                            1,878             7,108            (8,892)
                  Other assets                                                5,396                --                --
                  Income taxes payable                                       (1,181)            2,006             5,071
                                                                       ------------      ------------      ------------
            Net cash provided (used) by operating
                  activities                                                 43,513            52,632              (185)
                                                                       ------------      ------------      ------------
Cash flows from investing activities:
            Capital and license expenditures                                (42,865)             (878)           (3,185)
            Purchase of trademarks                                          (16,920)               --                --
            Retirements of property and equipment                               536
            Cash paid for acquisitions, net of cash acquired                     --                --            (2,205)
            Increase in other assets                                         (1,280)           (4,900)           (7,904)
                                                                       ------------      ------------      ------------
            Net cash used by investing activities                           (60,529)           (5,778)          (13,294)
                                                                       ------------      ------------      ------------

                                                                     (Continued)

                              HELEN OF TROY LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              Years Ended February 28,
                                                                 ------------------------------------------------
                                                                     2003              2002              2001
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
            Net proceeds from (payments on)
                  short-term borrowings                                    --           (10,000)           10,000
            Payments on long-term debt                                     --                --              (450)
            Capital contribution to subsidiary by minority
                  shareholder
                                                                           --               600                --
            Proceeds from exercise of stock options, net                  560               902               224
            Common stock repurchases                                       --                --            (4,623)
                                                                 ------------      ------------      ------------
            Net cash provided by
                  (used in) financing activities                          560            (8,498)            5,151
                                                                 ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                  (16,456)           38,356            (8,328)
Cash and cash equivalents, beginning
            of year                                                    64,293            25,937            34,265
                                                                 ------------      ------------      ------------
Cash and cash equivalents, end of year                           $     47,837      $     64,293      $     25,937
                                                                 ============      ============      ============
Supplemental cash flow disclosures:
            Interest paid                                        $      3,890      $      4,278      $      3,982
            Income taxes paid (net of refunds)                   $     10,068      $      5,776      $      1,015


See accompanying notes to consolidated financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) General

                  Helen of Troy Limited, a Bermuda company, and its subsidiaries ("the Company") design, develop, import, and distribute hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders, and other personal care products. The Company purchases its products from unaffiliated manufacturers most of which are located in the People's Republic of China, Thailand, Taiwan, and South Korea.

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

         (b) Consolidation

                  The consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries, including Tactica International, Inc. ("Tactica"), a subsidiary in which the Company acquired a 55 percent interest in fiscal 2001. The Company's consolidated net income includes and will continue to include 100 percent of Tactica's net income or loss until such time as the minority interest in Tactica's accumulated deficit has been extinguished. Intercompany balances and transactions have been eliminated in consolidation.

         (c) Revenue recognition

                  Sales are recognized when revenue is realized or realizable and has been earned. Sales and shipping terms vary among customers, and, as such, revenue is recognized when risk and title to the product transfer to the customer. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts, and customer allowances, which include incentives such as cooperative advertising agreements and off-invoice markdowns. Such deductions are recorded and/or amortized during the period the related revenue is recognized.

         (d) Consideration paid to customers

                  The Company offers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, and slotting fees to customers who purchase its products. The Company accounts for these types of incentives in accordance with Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"). In instances where the customer is required to provide the Company with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in the Consolidated Statement of Income on the line entitled "Selling, general, and administrative expenses" ("SG&A"). Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales. Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales. After the implementation of EITF 01-9 customer incentives recorded as part of SG&A totaled $14,942,000, $12,261,000, and $12,390,000, respectively, for the fiscal years ended February 28, 2003, 2002, and 2001.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e) Inventories and cost of sales

                  The Company's inventories consist almost entirely of finished goods. The Company accounts for its inventory using a first-in-first-out system in which it records inventory on its balance sheet at the lower of its cost or its net realizable value. A product's cost is comprised of the amount that the Company pays a manufacturer for the product, tariffs and duties associated with transporting the product across national borders, freight costs associated with transporting the product from its shipping point to the Company's warehouse locations, and selling, general, and administrative ("SG&A") expenses attributable directly to the procurement of inventory. SG&A expenses attributable directly to the procurement of inventory include the expenses associated with operating the Company's Hong Kong sourcing facility, expenses associated with production forecasting, and certain expenses incurred in designing products and packaging. The Company charged $10,195,000, $9,608,000 and $10,074,000 of SG&A expenses to inventory during the fiscal years ended February 28, 2003, 2002, and 2001, respectively. The Company estimates that $4,493,000 and $4,332,000 of its inventory balances at February 28, 2003 and 2002, respectively, consisted of SG&A expenses charged to inventory. Net realizable value is based on the Company's estimate of future selling prices, less estimated disposal costs.

                  The "Cost of sales" line item on the Consolidated Statements of Income is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

         (f) Shipping and handling revenues and expenses

                  The Company reports revenue from shipping and handling charges on the "Net sales" line of its Consolidated Statements of Income, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company only includes charges for shipping and handling in "Net sales" in respect of sales to direct response customers and retail customers ordering relatively small dollar amounts of product. The Company's shipping and handling expenses far exceed its shipping and handling revenues. Shipping and handling expenses are included in our Consolidated Statements of Income on the line entitled "Selling, general, and administrative expenses." The Company's expenses for shipping and handling totaled $31,355,000, $32,495,000, and $21,670,000 during its fiscal years ended February 28, 2003, 2002, and 2001.

         (g) Valuation of accounts receivable

                  The allowance for doubtful accounts reflects the Company's best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

         (h) Property and equipment

                  Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred.

         (i) License agreements and Trademarks

                  A substantial majority of the Company's sales are made subject to license agreements with the licensors of the Vidal Sassoon(R), Revlon(R), Sunbeam(R), and Dr. Scholl's(R) trademarks. License agreements are reported on the Company's Consolidated Balance Sheets at cost, less accumulated amortization. The cost of license agreements represents amounts paid to the licensor to acquire the license or to alter the terms of the license in a manner which the Company believes to be in its favor. Royalty payments are not included in the cost of license agreements. The Company amortizes the acquisition costs of the existing license agreements on a straight-line basis over the lives of the respective agreements. Net sales subject to license agreements comprised 59 percent, 56 percent, and 73 percent of total net sales for fiscal years 2003, 2002, and 2001, respectively. Royalty expense under the Company's license agreements is recognized as it is incurred and comprises part of the totals reported on the line item entitled "Selling, general, and administrative expenses" on our Consolidated Statements of Income. See Note (3) for more information on the Company's licenses.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  The Company also sells products under trademarks that it owns. Trademarks that the Company acquires from other entities are reported, at the cost of acquiring the trademark, net of accumulated amortization, on the Company's Consolidated Balance Sheets. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. The Company amortizes the costs of trademarks on a straight-line basis over the useful life of the trademark. See Note (3) for more information on the Company's trademarks.

         (j) Income taxes

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

         (k) Earnings per share

                  Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based upon the weighted average number of common shares plus the effects of potentially dilutive securities. The number of potentially dilutive securities was 1,359,098; 1,109,900; and 308,689 for fiscal years 2003, 2002, and 2001, respectively. Dilutive securities for the years ended February 28, 2003 and February 28, 2002 consisted entirely of stock options. Dilutive securities for the year ended February 28, 2001 included 258,084 attributable to dilutive stock options, as well as 50,605 contingently issuable as part of an acquisition. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of the Company's common stock totaled 4,162,662; 2,794,900; and 4,319,762 for fiscal 2003, 2002, and 2001, respectively.

         (l) Cash equivalents

                  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprised $37,049,000 and $48,911,000 of the amount reported on the Company's consolidated balance sheets as "Cash and cash equivalents" at February 28, 2003 and 2002, respectively. The Company's cash equivalents consist of variable rate demand bonds that mature in 35 or fewer days.

         (m) Trading securities

                  Trading securities consist of shares of common stock of several publicly traded companies and are stated on the Company's Consolidated Balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date. Management determines the appropriate classification of the Company's investments when those investments are purchased and reevaluates those determinations at each balance sheet date. At February 28, 2003, the Company held its investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, all investments in equity securities are classified as trading securities and included in the "Current assets" section of the Company's Consolidated Balance Sheets. All unrealized gains and losses attributable to such securities are included in "Other income" on the Consolidated Statements of Income. The sum of unrealized and realized net gains attributable to trading securities totaled $67,000, $165,000, and $1,389,000 in fiscal 2003, 2002, and 2001, respectively.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (n) Foreign currency transactions and derivative financial instruments

                  The U.S. dollar is the Company's functional currency. All of Helen of Troy Limited's non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. dollars using average exchange rates for the months in which the transactions occurred. Changes in exchange rates that affect cash flows and the related receivables or payables are included as part of the totals on our Consolidated Statements of Income on the line entitled "Selling, general, and administrative expenses" ("SG&A"). SG&A for fiscal 2003 and 2001, respectively, included reductions for foreign exchange gains of $1,638,000 and $31,000. SG&A for fiscal 2002 included a charge of $307,000 for foreign exchange losses.

                  The Company periodically hedges foreign currency risk for up to one year by purchasing contracts to exchange foreign currencies for U.S. dollars at specified rates. The Company first entered into such contracts in fiscal 2003. See Note (13) to these consolidated financial statements for a further discussion of the Company's hedging activities. The Company's accounting for these contracts complies with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The contracts into which the Company entered in fiscal 2003 qualified as "effective hedges." Therefore, changes in their market value due to changes in exchange rates were recorded to selling, general, and administrative expenses. The contracts into which the Company entered were "effective hedges" according to the definition provided by SFAS 133. The Company's forward exchange contracts at February 28, 2003 had a negative value of $34,000. This amount is included in "Current Liabilities" section of the Company's Consolidated Balance Sheet as of February 28, 2003 as a component of the line entitled "Other." Since all of the cash flows hedged by the Company had been realized at February 28, 2003, the entire gain or loss attributable to the foreign exchange contracts appears on our Consolidated Statement of Income on the line entitled "Selling, general, and administrative expenses." The gain or loss related to foreign currency exchange contracts appears in our Consolidated Statements of Cash flows as a line item in the reconciliation of net earnings to cash flows from operations.

         (o) Advertising

                  Advertising costs are expensed in the fiscal year in which they are incurred. During the fiscal years ended February 28, 2003, February 28, 2002 and February 28, 2001, the Company charged $45,917,000, $49,261,000, and $31,675,000, respectively, of advertising costs to selling, general, and administrative expenses.

         (p) Warranties

                  The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual of approximately $3,263,000 and $3,428,000 as of February 28, 2003 and February 28, 2002, respectively, to cover future warranty costs. The Company estimates its warranty accrual using historical trends. The Company believes that these trends are the most reliable method by which it can estimate its warranty liability. The following table summarizes the activity in the Company's accrual for the past three fiscal years:

                          ACCRUAL FOR WARRANTY RETURNS
                                 (in thousands)

                                                                     Reductions of
                                                                        accrual -
            FISCAL YEAR              Beginning       Additions to     payments and
            ENDED FEBRUARY 28,        balance          accrual       credits issued    Ending balance
                                    ------------     ------------    --------------    --------------
            2003                    $      3,428     $     12,408     $     12,573     $      3,263
            2002                    $      2,946     $     13,915     $     13,433     $      3,428
            2001                    $      2,868     $     11,314     $     11,236     $      2,946

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (q) Carrying value of long-lived assets

                  The Company applies the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in assessing the carrying values of its long-lived assets. SFAS 142 and SFAS 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If the analyses indicate that the asset's carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset's carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. The Company did not record any charges for impairment of long-lived assets during fiscal 2003. Also see the subsection of this note entitled "New Accounting Guidance."

         (r) Economic useful lives and amortization of intangible assets

                  The Company applies Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in determining the useful economic lives of intangible assets that it acquires and that it reports on its Consolidated Balance Sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset's economic useful life is deemed to be indefinite, that asset is not amortized. When the Company acquires an intangible asset, it considers factors such as the asset's history, the Company's plans for that asset, and the market for products associated with the asset. The Company considers these same factors when reviewing the economic useful lives of its existing intangible assets as well. The Company reviews the economic useful lives of its intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. Also see the subsection of this note entitled "New Accounting Guidance."

                  Intangible assets consist primarily of goodwill, license agreements and trademarks. The Company amortizes intangible assets using the straight-line method over appropriate periods ranging from five to forty years. The Company recorded amortization of intangible assets totaling $1,329,000, $3,244,000, and $3,450,000 during fiscal
         2003, 2002, and 2001, respectively. See Note (3) to these consolidated financial statements for more information about the Company's intangible assets.

         (s) Interest income

                  Interest income is included in "Other income, net" on the Consolidated Statements of Income. Interest income totaled $1,410,000, $727,000, and $931,000 in fiscal 2003, 2002, and 2001, respectively.

         (t) Financial instruments

                  The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (5) for management's assessment of the fair value of the Company's guaranteed Senior Notes. The Company hedges a portion of its foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. dollars at specified rates. The fair value of such contracts is determined in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note (13) for more information on the Company's hedging activities.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (u) Stock-based compensation plans

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation expense for stock-based compensation plans at fair value. The Company has chosen to account for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no expense in connection with its stock-based compensation plans, as all stock option grants are made at market value on the date of grant. Income tax benefits attributable to stock options exercised are credited to Additional paid-in-capital. Disclosures about the Company's stock-based compensation plans are included in Note (7) to these consolidated financial statements.

         (v) New accounting guidance

                  On March 1, 2002, the Company adopted EITF 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products." The adoption of EITF 01-9 had no effect on operating income, net earnings, or earnings per share. The following table presents the impact of EITF 01-9 on net sales and SG&A had the standard been in effect for all fiscal years during the three-year period ending February 28, 2003.

                                                                   YEARS ENDED FEBRUARY 28,
                                                                        (in thousands)
                                                           2003              2002              2001
                                                       ------------      ------------      ------------
Net sales prior to application of EITF 01-9            $    462,563      $    451,249      $    361,398
                                                       ------------      ------------      ------------
Adjustments:
     Slotting fees                                             (861)           (1,607)           (1,275)
     Cooperative advertising arrangements                    (2,877)           (2,323)           (2,959)
                                                       ------------      ------------      ------------
Net adjustments                                              (3,738)           (3,930)           (4,234)
                                                       ------------      ------------      ------------
Net sales as reported herein                           $    458,825      $    447,319      $    357,164
                                                       ============      ============      ============

SG&A prior to application of EITF 01-9                 $    161,910      $    170,733      $    117,872
                                                       ------------      ------------      ------------
Adjustments:
     Slotting fees                                             (861)           (1,607)           (1,275)
     Cooperative advertising arrangements                    (2,877)           (2,323)           (2,959)
                                                       ------------      ------------      ------------
Net adjustments                                              (3,738)           (3,930)           (4,234)
                                                       ------------      ------------      ------------
SG&A as reported herein                                $    158,172      $    166,803      $    113,638
                                                       ============      ============      ============

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company completed reviews of its goodwill to determine whether any of that goodwill was impaired. Based on the results of these reviews, the Company's goodwill was not impaired as of March 1, 2002 or March 1, 2003. Therefore, it incurred no impairment charge as a result of the adoption of SFAS 142. Because it eliminates the amortization of goodwill, SFAS 142 decreased the Company's SG&A expense by $2,035,000 for the fiscal year ended February 28, 2003.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  The following tables present the impact of SFAS 142 on net earnings and earnings per share had the standard been in effect for the fiscal years ended February 28, 2003, 2002 and 2001. (in thousands, except per-share amounts):

(in thousands, except per share amounts)                    YEARS ENDED FEBRUARY 28,
                                                     2003             2002              2001
                                                 ------------     ------------      ------------
Reported net earnings                            $     38,716     $     29,215      $     17,332
Adjustments:
     Amortization of Goodwill                              --            2,035             2,025
     Income tax effect                                     --             (407)             (405)
                                                 ------------     ------------      ------------
Net adjustments                                            --            1,628             1,620
                                                 ------------     ------------      ------------
Adjusted net earnings                            $     38,716     $     30,843      $     18,952
                                                 ============     ============      ============

Reported earnings per share - basic              $       1.37     $       1.04      $        .61
Adjusted earnings per share - basic              $       1.37     $       1.10      $        .67
Reported earnings per share - diluted            $       1.31     $       1.00      $        .60
Adjusted earnings per share - diluted            $       1.31     $       1.06      $        .66

                  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations to be accounted for using the purchase method and requires the recognition of intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company did not enter into any transactions during fiscal 2003 that required the application of SFAS 141. The Company's purchase from The Procter & Gamble Company of four brand names and rights under licenses for two additional brand names was a purchase of specific assets, rather than a business combination.

                  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that legal obligations associated with the retirement of an asset be recorded as liabilities as incurred and capitalized as part of the cost of the associated asset. These obligations are then depreciated over the course of the asset's useful life. The Company believes that SFAS 143 will have no effect on the Company's consolidated financial statements.

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). The Company adopted the provisions of SFAS 144 effective March 1, 2002. SFAS 144 requires that companies consider whether indicators are present that would indicate impairment of any of their long-lived assets. If such indicators are present the company compares the projected future undiscounted cash flows from the asset to its book value. If the cash flows exceed the book value, no further action is necessary. If the book value exceeds the projected undiscounted cash flows, a loss is recognized for the excess of the asset's book value over its fair value. SFAS 144 did not affect the Company's consolidated financial statements as of or for the year ending February 28, 2003.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") by providing alternative methods of transition to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of stock compensation information, including the method used to account for stock-based compensation and the effects of that method on reported financial results in interim, as well as annual, financial statements. The Company accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, it recognizes no compensation expense in our financial statements for stock options issued with exercise prices that equal or exceed the cost of our common stock on the date such options are issued. As a result, the Company does not expect the provisions of SFAS 148 covering the transition to fair-value method accounting for stock-based compensation to affect its consolidated financial statements. Beginning with its financial statements as of and for the three months ended May 31, 2003, the Company will make the interim disclosures required by SFAS 148. See Note (7) to these consolidated financial statements for disclosures about the Company's stock-based compensation.

                  In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a guarantor record a liability for and disclose certain types of guarantees. For certain other guarantees, FIN 45 requires only disclosure in the notes to the financial statements. The Company has not made any of the types of guarantees for which FIN 45 requires that a liability be recorded. However, certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FIN 45 requires disclosure of these guarantees, of the Company's product warranties, and of various indemnity arrangements to which the Company is a party. These disclosures are contained in the notes to our consolidated financial statements.

                  In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a company with an interest in a variable interest entity include such an entity in its consolidated financial statements if its financial interest in the entity indicates control. The statement applies immediately to interests in all variable interest entities acquired after January 1, 2003. For other variable interest entities, FIN is to be applied effective July 1, 2003. The Company has no interests in entities covered by FIN 46. Therefore, it does not expect FIN 46 to affect its consolidated financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) PROPERTY AND EQUIPMENT

         A summary of property and equipment (in thousands) is as follows:

                                                        Estimated             As of February 28,
                                                       Useful Lives     ------------------------------
                                                         (Years)            2003              2002
                                                       ------------     ------------      ------------

Land                                                             --     $     12,166      $     10,157
Building and improvements                                   20 - 40           43,715            29,315
Computer and other equipment                                  3 - 5           10,880            10,416
Transportation equipment                                      3 - 5            3,724               862
Furniture and fixtures                                       5 - 15            6,899             6,964
                                                                        ------------      ------------
                                                                              77,384            57,714
         Less accumulated depreciation                                       (14,302)          (11,998)
                                                                        ------------      ------------
Property and equipment, net                                             $     63,082      $     45,716
                                                                        ============      ============

         The Company recorded $3,079,000, $2,865,000 and $3,003,000 of depreciation expense for fiscal 2003, 2002, and 2001, respectively. Capital expenditures totaled $20,865,000, $878,000, and $1,351,000 in fiscal 2003, 2002, and 2001, respectively.

         The Company recorded a $158,000 impairment charge in fiscal 2001 related to assets held for sale. The related assets consisted of the Company's former office and warehouse facilities located in El Paso, Texas. The Company sold its former office facility during fiscal 2002. The carrying value of the Company's former warehouse facility is included within the total classified as "Other assets" on the February 28, 2003 and 2002 Consolidated Balance Sheets.

         The Company leases 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real estate partnership in which the Chief Executive Officer and another member of the Board of Directors are limited partners. During fiscal 2003, 2002, and 2001, the Company paid the real estate partnership $614,000, $624,000, and $510,540, respectively, under these leases.

(3) INTANGIBLE ASSETS

         The following table is a summary, by operating segment, of the Company's goodwill balances as of February 28, 2003 and February 28, 2002.

                 Total Goodwill by Operating Segment (thousands)

                                        February 28, 2003                                   February 28, 2002
                         -----------------------------------------------     -----------------------------------------------
                            Gross                               Net             Gross                               Net
                           Carrying       Accumulated         Carrying         Carrying       Accumulated         Carrying
                            Amount        Amortization         Amount           Amount        Amortization         Amount
                         ------------     ------------      ------------     ------------     ------------      ------------
Operating Segment:
North American           $     42,212     $     (7,792)     $     34,420     $     42,212     $     (7,792)     $     34,420
International                   1,081             (433)              648            1,081             (433)              648
Tactica                         6,103             (404)            5,699            6,103             (404)            5,699
                         ------------     ------------      ------------     ------------     ------------      ------------
Total                    $     49,396     $     (8,629)     $     40,767     $     49,396     $     (8,629)     $     40,767
                         ============     ============      ============     ============     ============      ============

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) INTANGIBLE ASSETS, CONTINUED

         The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets, other than goodwill.

                        Intangible Assets (in thousands)

                                   February 28, 2003                                   February 28, 2002
                    -----------------------------------------------     -----------------------------------------------
                       Gross                               Net             Gross                               Net
                      Carrying       Accumulated         Carrying         Carrying       Accumulated         Carrying
                       Amount        Amortization         Amount           Amount        Amortization         Amount
                    ------------     ------------      ------------     ------------     ------------      ------------
Licenses            $     37,566     $    (10,194)     $     27,372     $     15,566     $     (8,888)     $      6,678
Trademarks                17,259             (211)           17,048              339             (188)              151

         (a) February 28, 2003 gross and net carrying amounts include $16,920,000 of trademarks and $18,000,000 of licenses not subject to amortization.

         The following table summarizes the amortization expense attributable to intangible assets for the year ending February 28, 2003, 2002, and 2001, as well as estimated amortization expense for the fiscal years ending the last day of February 2004 through 2008.

     Aggregate Amortization Expense:
     For the twelve months ended                                  (in thousands)
     -------------------------------
          February 28, 2003                                        $      1,330
          February 28, 2002                                        $      3,244(a)
          February 28, 2001                                        $      3,450(a)
     Estimated Amortization Expense:
     For the fiscal years ended
     -------------------------------
          February 2004                                            $      1,309
          February 2005                                            $      1,309
          February 2006                                            $      1,309
          February 2007                                            $      1,309
          February 2008                                            $      1,207

         (a) Totals for the twelve months ending February 28, 2002 and 2001 include $2,035,000 and $2,025,000 respectively, of goodwill amortization.

         Many of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require the Company to pay minimum royalties and make minimum levels of advertising expenditures. For the fiscal year ending February 29, 2004, minimum royalties due and minimum advertising expenditures under these agreements total $3,705,000 and $6,274,000, respectively.

(4) REVOLVING LINE OF CREDIT

         The Company maintains a revolving credit loan with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA), and expires August 31, 2003. At February 28, 2003 the interest rate charged under the line of credit was 2.31 percent. This line of credit allows for the issuance of letters of credit up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At February 28, 2003, there were no borrowings under this line of credit and outstanding letters of credit totaled $828,000. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio, and its fixed charge coverage ratio. The Company is in compliance with all of these requirements. Under the terms of the revolving credit agreement, one of the Company's U.S. subsidiaries is the borrower. The consolidated group's parent company, located in Bermuda and three of its U.S. subsidiaries fully guarantee the Revolving Line of Credit on a joint and several basis.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) LONG-TERM DEBT

         On January 5, 1996, a U.S. subsidiary issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at an annual rate of 7.01 percent. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of its subsidiaries. Annual principal payments of $10,000,000 each begin January 5, 2005, with the final payment due January 5, 2008. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 2003 is approximately $41,465,000.

         On July 18, 1997, a U.S. subsidiary of the Company issued a $15,000,000 Senior Note. Interest is paid quarterly at an annual rate of 7.24 percent. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited and certain of its subsidiaries and is due July 18, 2012. Annual principal payments of $3,000,000 each begin July 18, 2008, with the final payment due July 18, 2012. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 28, 2003 is approximately $16,105,000.

         Both the $40,000,000 and $15,000,000 Senior Notes contain covenants that require the Company to meet certain net worth and other financial requirements. Additionally, the notes restrict the Company from incurring liens on any of its properties, except under certain conditions as defined in the Senior Note agreements. The Company is in compliance with all the terms of these notes. Under the terms of the Senior Notes, one of the Company's U.S. subsidiaries is the borrower. The consolidated group's parent company, located in Bermuda, one of its subsidiaries located in Barbados, and three of its U.S. subsidiaries fully guarantee the Senior Notes on a joint and several basis.

         See Note (8) to these consolidated financial statements for maturity schedules of principal amounts due under the Senior Notes.

(6) INCOME TAXES

         The components of earnings before income tax expense are as follows:

                                             Years Ended February 28,
                                  ----------------------------------------------
                                                 (in thousands)
                                      2003             2002             2001
                                  ------------     ------------     ------------

     U.S.                         $     14,042     $     17,762     $      4,524
     Non-U.S.                           36,704           20,785           16,366
                                  ------------     ------------     ------------
                                  $     50,746     $     38,547     $     20,890
                                  ============     ============     ============

         The components of income tax expense (benefit) are as follows:

                                            Years Ended February 28,
                                  ----------------------------------------------
                                                 (in thousands)
                                      2003             2002             2001
                                  ------------     ------------     ------------
     Current
              U.S.                $      3,985     $      6,252     $      2,990
              Non-U.S.                   5,465            1,689            2,716
     Deferred                            2,580            1,391           (2,148)
                                  ------------     ------------     ------------
                                  $     12,030     $      9,332     $      3,558
                                  ============     ============     ============

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) INCOME TAXES, CONTINUED

         Total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

                                                             Years Ended February 28,
                                                  ------------------------------------------------
                                                                  (in thousands)
                                                      2003              2002              2001
                                                  ------------      ------------      ------------

     Expected tax expense at the U.S.
               statutory rate of 35%              $     17,761      $     13,491      $      7,312
     Decrease in income taxes resulting
               from income from non-U.S.
               operations subject to
               varying income tax rates                 (5,731)           (4,159)           (3,754)
                                                  ------------      ------------      ------------
     Actual tax expense                           $     12,030      $      9,332      $      3,558
                                                  ============      ============      ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 2003 and 2002 are as follows:

                                                                          2003              2002
                                                                      ------------      ------------
      Deferred tax assets:                                                    (in thousands)

              Net operating loss carryforwards                        $        746      $      1,510
              Inventories, principally due to additional
                     cost of inventories for tax purposes                    1,750             2,164
              Accrued expenses                                               1,964             2,246
              Accounts receivable                                            1,073             2,679
                                                                      ------------      ------------
                       Total gross deferred tax assets                       5,533             8,599
     Valuation allowance                                                      (169)           (1,076)
     Deferred tax liabilities:
              Depreciation and amortization                                 (2,217)           (1,796)
                                                                      ------------      ------------
     Net deferred tax asset                                           $      3,147      $      5,727
                                                                      ============      ============

         The Company's gross deferred tax asset of $581,000 attributable to U.S. net operating loss carryforwards expires if not utilized by various dates ranging from fiscal 2019 to 2023. The Company's gross deferred tax asset of $165,000 attributable to non-U.S. net operating loss carryforwards expire at various dates between fiscal 2005 and fiscal 2012. Accounting standards require that deferred income taxes reflect the tax consequences of future tax benefits, including net operating losses, to the extent that realization of such benefits is more likely than not. Certain of the Company's gross deferred tax assets did not, in the opinion of management, meet that standard as of February 28, 2003 and 2002. Therefore, the Company placed a valuation allowance against those assets. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets, including net operating losses, will be realized. The amount of the deferred tax assets considered realizable, however, could be lower if estimates of future taxable income during the carryforward period are reduced. During the fiscal year ended February 28, 2003, the Company removed the valuation allowances that were in place at February 28, 2002. These valuation allowances were related to net operating loss carryforwards of the Company's United Kingdom subsidiary and one of its U.S. subsidiaries. During fiscal 2003, circumstances arose that either allowed the use of such net operating losses or that caused management to believe that it to be more likely than not that they will be used at a future date.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) INCOME TAXES, CONTINUED

         The Hong Kong Inland Revenue Department ("the IRD") has assessed $6,753,000 in income tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. The ultimate resolution of the IRD's claims cannot be predicted with certainty. However, the Company has recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. If the IRD were to assert the same position for later years and that position were to prevail, the resulting tax liability could total $34,101,000 (U.S.) for the period from fiscal 1995 through fiscal 2003. In connection with the IRD's tax assessment, the Company purchased tax reserve certificates in Hong Kong. The certificates were valued at $3,282,000 (U.S.) as of February 28, 2003, or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. Tax reserve certificates represent the prepayment of potential tax liabilities by a taxpayer. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. Although the ultimate resolution of the IRD's claims cannot be predicted with certainty, management believes that adequate provision has been made in the financial statements for the resolution of the IRD's claims.

         The IRD also assessed $4,468,000 in tax on certain profits of the Company's foreign subsidiaries for fiscal years 1990 through 1994. During the second quarter of the fiscal year ended February 28, 2003, the Company settled its dispute for those years with the IRD for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. As a result of the assessment, we forfeited tax reserve certificates previously valued at $2,468,000 on our balance sheet and paid approximately $137,000 in cash to the IRD. The tax reserve certificates that we forfeited were included on our Consolidated Balance Sheet as of February 28, 2002 on the line entitled "Other assets, net of accumulated amortization." The settlement did not affect the current status of the IRD's assessments for fiscal years 1995 through 1997 and did not have a material effect on the Company's fiscal 2003 consolidated net earnings.

         The Internal Revenue Service ("IRS") is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for the fiscal years 1997, 1998, and 1999. The IRS has proposed adjustments to those returns. If the IRS's position with respect to these adjustments were to prevail, the resulting tax liability could total $9,884,000. The Company plans to vigorously contest these adjustments and is engaged in the process of formulating its response. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the consolidated financial statements for the adjustments proposed. The IRS is also auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. Thus far, the IRS has proposed no adjustments to these tax returns. The Company cannot predict with certainty the results of the IRS examination for these years.

         The Company plans to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. The Company has made no provision for U.S. federal income taxes on these undistributed earnings. At February 28, 2003, undistributed earnings for which the Company had not provided deferred U.S. federal income taxes totaled $50,244,000.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) STOCK-BASED COMPENSATION PLANS

         The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for the Company's stock option plans or its stock purchase plan. Had the Company recorded compensation expense for its stock option plans based on the fair value of the options at the dates of grant for those awards, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                            Years Ended February 28,
                                                            ----------------------------------------------------------
                                                                  2003                2002                 2001
                                                            ----------------     ----------------     ----------------

     Net Income:                As Reported                 $     38,716,000     $     29,215,000     $     17,332,000
                                Fair-value cost                    7,004,000            7,416,000            4,830,000
                                                            ----------------     ----------------     ----------------
                                Pro forma                   $     31,712,000     $     21,799,000     $     12,502,000
     Earnings per share:
                       Basic:   As Reported                 $           1.37              $ 1 .04     $            .61
                                Pro forma                   $           1.12     $            .78     $            .44

                       Diluted: As Reported                 $           1.31     $           1.00     $            .60
                                Pro forma                   $           1.07     $            .75     $            .44

         The Company computed the pro forma figures disclosed above using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002, and 2001, respectively; expected dividend yields of zero for all years; expected volatility of 39.6 percent for fiscal 2003, 40.8 percent for fiscal 2002, and 34.9 percent for fiscal 2001, risk-free interest rates of 4.1 percent for fiscal 2003, 4.7 percent for fiscal 2002, and 4.9 percent for fiscal 2001 and expected lives of 3, 4, 5 or 10 years depending on the option granted.

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

         Under a stock option plan for non-employee directors (the "Directors' Plan"), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. The Company grants options under the Directors' Plan at a price equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Directors' Plan vest one year from their date of issuance and expire ten years after issuance.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) STOCK-BASED COMPENSATION PLANS, CONTINUED

         A summary of stock option activity under all plans is as follows:

                                                                    YEARS ENDED FEBRUARY 28,
                                      ----------------------------------------------------------------------------------------
                                                 2003                           2002                           2001
                                      --------------------------     --------------------------     --------------------------
                                                        WEIGHTED                       Weighted                       Weighted
                                                         AVERAGE                        Average                        Average
                                          SHARES        EXERCISE         Shares        Exercise         Shares        Exercise
                                          (000S)           PRICE         (000s)           Price         (000s)           Price
                                      ----------      ----------     ----------      ----------     ----------      ----------
Options outstanding,
         beginning of year                 7,323      $    10.53          6,203      $    10.52          5,441      $    11.96
         Options granted                   1,384           12.33          1,353           10.26          1,273            5.95
         Options exercised                   (56)          10.00           (108)           6.57            (12)           4.31
         Options forfeited                   (36)           9.09           (125)          10.25           (499)          14.78
                                      ----------      ----------     ----------      ----------     ----------      ----------
Options outstanding, at
          year end                         8,615           10.83          7,323           10.53          6,203           10.52
                                      ==========      ==========     ==========      ==========     ==========      ==========
Options exercisable at year-end            7,566      $    10.66          5,870      $     9.96          4,362      $     9.01
                                      ==========      ==========     ==========      ==========     ==========      ==========

Weighted-average fair value of
         options granted during
         the year                                     $     6.28                     $     5.74                     $     3.00

         The following table summarizes information about stock options at February 28, 2003:

                                           Outstanding Stock Options                             Exercisable Stock Options
                       -------------------------------------------------------------------     -----------------------------
                                                              Weighted-
                                                               Average         Weighted-                         Weighted-
                                                              Remaining         Average                           Average
                         Number of                           Contractual       Exercise         Number of        Exercise
                          Options         Price Range        Life (years)        Price           Options           Price
                       ------------     ----------------     ------------     ------------     ------------     ------------
ISOs
                            290,204       $4.13 to $6.97             5.41     $       5.85           85,882     $       5.35
                            217,193      $7.90 to $13.63             6.05            11.81           81,593            11.80
                            235,426     $14.02 to $23.91             5.96            14.45           44,706            16.04
                          ---------                                                            ------------
Total                       742,823                                  5.77     $      10.32          212,181     $      10.08
                          =========                                                            ============

Non-Qs
                          2,575,272       $4.13 to $7.09             4.85     $       5.29        2,520,672     $       5.28
                          2,295,419      $9.17 to $13.13             8.79            11.54        2,284,419            11.54
                          2,593,224     $13.46 to $20.00             5.51            15.63        2,229,084            15.64
                          ---------                                                            ------------
Total                     7,463,915                                  6.29     $      10.80        7,034,175     $      10.60
                          =========                                                            ============

Directors' Plan
                            228,000      $4.41 to $12.63             8.04     $       9.55          160,000     $       8.75
                            180,000     $13.03 to $17.63             5.36            15.69          160,000            16.02
                          ---------                                                            ------------
Total                       408,000                                  6.86     $      12.26          320,000     $      12.39
                          =========                                                            ============

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) STOCK-BASED COMPENSATION PLANS, CONTINUED

         In fiscal 1999 the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize the Company to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period. During fiscal 2003, employees purchased 19,828 shares of common stock from the Company under the stock purchase plan.

(8) COMMITMENTS AND CONTINGENCIES

         Under agreements with customers, licensors, and parties from whom it has acquired assets or entered into business combinations, the Company indemnifies these parties against liability associated with the Company's products. Additionally, the Company is party to a number of agreements under leases whereby it indemnifies lessors for liabilities attributable to the Company's action or conduct. The indemnity agreements to which it is a party do not, in general, increase the Company's liability for claims related to its products or actions and have not affected materially the Company's consolidated financial position as of February 28, 2003 and 2002 or its consolidated earnings and cash flows for the years ended February 28, 2003, 2002, and 2001.

         Helen of Troy Limited, the parent company of the consolidated group, has guaranteed two commitments of its subsidiary based in the United Kingdom ("the UK"). Under one of the guarantees, the parent company guaranteed a commitment by the UK subsidiary to purchase a new office facility. Under this guarantee, the parent company is liable for up to 1,150,000 British pounds, should the UK subsidiary fail to fulfill its obligations under its purchase agreement. Under the second arrangement with a marketing company used by the UK subsidiary, the parent company guaranteed up to 600,000 British pounds on behalf of the UK subsidiary. No liability is recorded on the February 28, 2003 Consolidated Balance Sheet for either of the parent company guarantees on behalf of the UK subsidiary.

         The Company's 55-percent owned subsidiary, Tactica International, Inc. ("Tactica") leases office space in New York City. One of the Company's U.S. subsidiaries has issued a $389,000 standby letter of credit to the lessor. The lessor may draw funds from the standby letter of credit if Tactica fails to pay its rent due under the lease. The standby letter of credit decreases to $195,000 on April 30, 2005 and expires on the same date as the related lease, February 27, 2006.

         The Company has employment contracts with certain of its officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five-year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of the assets of the Company to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from March 15, 2004 to February 28, 2008. The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2003, excluding incentive compensation, was approximately $4,000,000.

         The Company purchases most of the appliances and products that it sells from unaffiliated manufacturers located in the Far East, principally in the Peoples' Republic of China, Thailand, Taiwan and South Korea. Due to the fact that most of its products are manufactured in the Far East, the Company is subject to risks associated with trade barriers, currency exchange fluctuations, and political unrest. These risks have not historically affected the Company's operations. Additionally, the Company's management believes that it could obtain its products from facilities in other countries, if necessary. However, the relocation of production capacity could require substantial time and could result in increased costs.

         The Company regularly enters into arrangements with customers whereby it offers those customers incentives, including incentives in the form of volume rebates. The Company's estimate of its liability for such incentives is included on its Consolidated Balance Sheets on the line entitled "Accrued liabilities" and is based on incentives applicable to sales up to the respective balance sheet dates.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) COMMITMENTS AND CONTINGENCIES, CONTINUED

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

         One of the Company's subsidiaries is a party to a stockholders' agreement with the former owners of Tactica, who retained a 45% interest in Tactica (collectively the "other Tactica stockholders"). Under the terms of the stockholders' agreement, the Company has been granted the right to initiate a process whereby it can purchase, and the other Tactica stockholders are required to sell, the shares they own. In addition, the other Tactica stockholders have the right to initiate a process regarding the sale of their remaining interest in Tactica. The Company may elect at its option not to purchase the shares owned by the other Tactica stockholders and under the terms of the stockholders' agreement the parties will then be required to initiate a procedure under which the entire business of Tactica would be offered for sale to third parties. In either case, the purchase price will be based upon fair market value as determined by independent appraisal. A sale to a third party would be subject to the approval of the other Tactica stockholders and the Company.

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

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) COMMITMENTS AND CONTINGENCIES, CONTINUED

         The Company's contractual obligations and commercial commitments, as of February 28, 2003 were:


           Contractual Obligations                                          PAYMENTS DUE BY PERIOD (IN 000S)
                                                                                                                             After
                                                     Total       1 year     2 years     3 years     4 years     5 years     5 years
                                                    --------    --------    --------    --------    --------    --------    --------

Long-term debt                                      $ 55,000          --      10,000      10,000      10,000      10,000      15,000
Open purchase orders - inventory                      68,249      68,249          --                                  --          --
Minimum royalty payments                              24,830       3,705       3,829       3,260       2,658       2,658       8,720
Advertising commitments under license agreements      23,775       6,274       5,724       5,705         868         878       4,326
Management fees - Corporate jet                        1,811         362         362         363         362         362          --
Operating leases                                       3,678       1,960         894         818           6          --          --
New office facility in UK                              1,800       1,800          --          --          --          --          --
Purchase of software                                   1,113       1,113          --          --          --          --          --
                                                    --------    --------    --------    --------    --------    --------    --------
Total contractual obligations                       $180,256      83,463      20,809      20,146      13,894      13,898      28,046
                                                    ========    ========    ========    ========    ========    ========    ========

(9) FOURTH QUARTER CHARGES/TRANSACTIONS

         In the fourth quarter of fiscal 2001, the Company recognized $2,457,000 in pre-tax charges due to the planned discontinuance of a product. See Note (8) to these consolidated financial statements for further discussion of this issue. The Company's fourth quarter fiscal 2001 results also included a $1,895,000 reduction in SG&A due to the settlement of a license obligation for which the Company accrued a liability in fiscal 2000.

         The Company's results for the fourth quarters of fiscal 2003 and 2002 do not contain any transactions of a non-routine nature.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data is as follows (in thousands, except per share amounts):

                Unaudited -- see accompanying accountants' report

                                          May           August         November        February          Total
                                      -----------     -----------     -----------     -----------     -----------
Fiscal 2003:

Net sales                             $   102,483     $   111,058     $   142,998     $   102,286     $   458,825

Gross profit                               49,515          50,910          65,413          45,193         211,031

Net earnings                                6,591           8,876          16,791           6,458          38,716

Earnings per
Share
                  Basic                       .23             .31             .60             .23            1.37
                  Diluted                     .22             .30             .57             .22            1.31

Fiscal 2002:

Net sales                             $    91,383     $   112,688     $   141,788     $   101,460     $   447,319

Gross profit                               41,979          55,602          64,170          46,709         208,460

Net earnings                                4,591           7,303          12,967           4,354          29,215

Earnings per
Share
                  Basic                       .16             .26             .46             .15            1.04
                  Diluted                     .16             .25             .44             .15            1.00

         The business of the Company is somewhat seasonal. Between 54 percent and 57 percent of annual sales volume normally occurs in the second and third fiscal quarters.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) SEGMENT INFORMATION

         The following table contains segment information for fiscal 2003, 2002, and 2001.

                                                                                  (in thousands)
                                                      North                                          Corporate /
2003                                                American      International       Tactica           Other             Total
----                                               -----------    -------------     -----------      -----------      -----------
Net sales                                          $   345,992     $    33,759      $    79,074      $        --      $   458,825
Operating income (loss)                                 49,554           2,995            2,657           (2,347)          52,859
Identifiable assets                                    337,596          26,049           27,928           14,056          405,629
Capital, license, and trademark expenditures            54,100           5,414              189               82           59,785
Depreciation and amortization                            4,577           1,331              136              514            6,558

                                                      North                                          Corporate /
2002                                                American      International       Tactica           Other             Total
----                                               -----------    -------------     -----------      -----------      -----------
Net sales                                          $   308,738     $    29,906      $   108,675      $        --      $   447,319
Operating income (loss)                                 32,203            (244)          11,930           (2,232)          41,657
Identifiable assets                                    287,897          21,248           17,184           31,229          357,558
Capital / license expenditures                             647             111              120               --              878
Depreciation and amortization                            6,665           1,442              256              267            8,630

                                                      North                                          Corporate /
2001                                                American      International       Tactica           Other             Total
----                                               -----------    -------------     -----------      -----------      -----------
Net sales                                          $   307,764     $    25,390      $    24,010      $        --      $   357,164
Operating income (loss)                                 28,736              94           (4,629)          (1,205)          22,996
Identifiable assets                                    273,068          24,331           19,943           19,839          337,181
Capital / license expenditures                           3,056             125                4               --            3,185
Depreciation and amortization                            7,537             372              228               --            8,137

         The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hairbrushes, combs, and utility and decorative hair accessories in the U.S. and Canada. The International segment sells hair care appliances, personal care appliances, hairbrushes, combs, and hair accessories in other countries. Tactica sells a variety of personal care and other consumer products directly to customers and to retailers. The column above entitled "Corporate / other" contains items not allocated to any specific operating segment.

         Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expense totals used to compute each segment's operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) SEGMENT INFORMATION, CONTINUED

         The Company's domestic and international net revenues from third parties and long-lived assets are as follows:

                                                      2003             2002             2001
                                                  ------------     ------------     ------------
     NET REVENUES FROM THIRD PARTIES:
     United States                                $    412,040     $    405,060     $    319,096
     International                                      46,785           42,259           38,068
                                                  ------------     ------------     ------------
     Total                                             458,825          447,319          357,164
                                                  ============     ============     ============

     LONG-LIVED ASSETS:
     United States                                     150,193           91,868           94,890
     International                                      20,600           22,020           21,910
                                                  ------------     ------------     ------------
     Total                                        $    170,793     $    113,888     $    116,800
                                                  ============     ============     ============

         Sales to one customer and its affiliate accounted for 24 percent, 22 percent, and 23 percent of the Company's net sales in fiscal 2003, 2002, and 2001, respectively. Of the Company's total sales to that customer and its affiliate, 92 percent, 98 percent, and 99 percent, respectively were made by the North American segment during fiscal 2003, 2002, and 2001, respectively. Tactica made the remainder of the Company's sales to this customer and its affiliate.

(12) ACQUISITION OF TRADEMARKS AND OF RIGHTS UNDER LICENSE AGREEMENTS

         On October 21, 2002, the Company acquired from The Procter & Gamble Company the right to sell products under six trade names. The Company acquired all rights to the trademarks, formulas, and production processes for four of the six trade names; Ammens(R), Vitalis(R), Condition 3-in-1(R), and Final Net(R). The Procter & Gamble Company assigned the Company its rights under licenses to sell products bearing the other two trade names; Sea Breeze(R) and Vitapointe(R). The Sea Breeze(R) license is perpetual. The portion of the purchase price assigned to the four trademarks purchased is included on the Company's February 28, 2003 consolidated balance sheet on the line entitled "Trademarks, at cost, net of accumulated amortization." The Company concluded that the useful economic lives of these trademarks are indefinite, meaning that these trademarks are not subject to amortization. This conclusion was reached after consideration of the history of the brands and of plans and forecasts for sales of products under these trademarks. The portion of the purchase price assigned to the rights obtained under the Sea Breeze(R) and Vitapointe(R) licenses appears on the Company's February 28, 2003 consolidated balance sheet on the line entitled "License agreements, at cost less accumulated amortization." After consideration of the fact that the Sea Breeze(R) license is perpetual and an analysis of the history of the brand as well as the Company's plans and forecasts with respect to the brand, the Company determined that the Sea Breeze(R) license has an indefinite economic useful life. Therefore, it is not subject to amortization. The Vitapointe(R) license expires on December 31, 2010. Although, its long-range expectation is to renew the Vitapointe(R) license upon its expiration, the Company determined that the finite nature of this license indicates that it has a definite life and is, therefore subject to amortization. The Company expects annual amortization expense associated with the Vitapointe(R) license to be approximately $125,000.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) FORWARD CONTRACTS

         The Company's functional currency is the U.S. dollar. Because it operates internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar ("foreign currencies"). Such transactions include sales and certain inventory purchases. As a result of such transactions, portions of the Company's cash, trade accounts receivable, and trade accounts payable are denominated in British pounds or Euros. These sales were primarily denominated in the British pound sterling and the Euro. The Company makes most of its inventory purchases from the Far East and uses the U.S. dollar for such purchases.

         The Company identifies foreign currency risk by regularly monitoring its foreign currency-denominated transactions and balances. During fiscal 2003, the Company hedged against foreign currency exchange rate risk by entering into forward contracts to exchange a total of 5,000,000 British pounds for U.S. dollars at rates ranging from 1.5393 to 1.548 dollars per British pound. At February 28, 2003, one forward contract to exchange 1,000,000 British pounds for U.S. dollars at a rate of 1.5393 U.S. dollars per British pound remained outstanding. The line item entitled "Other income, net" in the Consolidated Statements of Income includes $34,000 of expense associated with hedges of foreign currency risk.

(14) NON-MONETARY TRANSACTIONS

         During fiscal 2003, the Company entered into two non-monetary transactions in which it exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, the Company recorded both sales and cost of goods sold equal to the inventory's net book value. The Company used approximately $600,000 of the advertising credits during fiscal 2003 and expects to use the remaining advertising credits by February 28, 2004. The remaining credits are valued at $2,500,000 on the Company's Consolidated Condensed Balance Sheet at February 28, 2003 and are included in the line item entitled "Prepaid expenses."

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

     Years ended February 28, 2003, February 28, 2002 and February 28, 2001
                                 (in thousands)


                                                                                Additions
                                                                       ----------------------------
                                                      Balance at       Charged to                      Write-off of
                                                       Beginning        cost and                       uncollectible     Balance at
Description                                             of Year         expenses         Recoveries      accounts       End of Year
-----------                                           ----------       ----------        ----------    -------------    -----------
Year ended February 28, 2003
     Allowance for accounts receivable                   $5,794           $2,929            $ 77          $ 3,693         $5,107

Year ended February 28, 2002
     Allowance for accounts receivable                    4,081            1,969              22              278          5,794

Year ended February 28, 2001
     Allowance for accounts receivable                    2,514            2,469              63              965          4,081

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2003 fiscal year, is incorporated herein by reference in response to this
                  Item 10.

ITEM 11. EXECUTIVE COMPENSATION

                  Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2003 fiscal year, is incorporated herein by reference in response to this
                  Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2003 fiscal year, is incorporated herein by reference in response to this
                  Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2003 fiscal year, is incorporated herein by reference in response to this
                  Item 13.

ITEM 14. CONTROLS AND PROCEDURES

                  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 2003 fiscal year, is incorporated herein by reference in response to this
                  Item 16.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a)      Exhibits

                                   3. Exhibits

3.1 Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form
                  S-4, File No. 33-73594, filed with the Securities and Exchange
                  Commission on December 30, 1993 (the "1993 S-4")).

3.2               Bye-Laws (incorporated by reference to Exhibit 3.2 of the 1993
                  S-4).

4.1 Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights
                  Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the
                  Securities and Exchange Commission on December 4, 1998).

10.1**            Form of Directors' and Executive Officers' Indemnity Agreement
                  (incorporated by reference to Exhibit 10.2 to the 1993 S-4).

10.2** 1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the 1993 S-4).

10.3              Revlon Consumer Products Corporation (RCPC) North American
                  Appliances License Agreement dated September 30, 1992
                  (incorporated by reference to Exhibit 10.31 to Helen of Troy
                  Corporation's Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the "November 1992 10-Q")).

10.4              Revlon Consumer Products Corporation (RCPC) International
                  Appliances License Agreement dated September 30, 1992
                  (incorporated by reference to Exhibit 10.32 to the November
                  1992 10-Q).

10.5              Revlon Consumer Products Corporation (RCPC) North American
                  Comb and Brush License Agreement dated September 30, 1992
                  (incorporated by reference to Exhibit 10.33 to the November
                  1992 10-Q).

10.6 Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992
                  (incorporated by reference to Exhibit 10.34 to the November
                  1992 10-Q).

10.7              First Amendment to RCPC North America Appliance License
                  Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation's Annual Report on Form 10-K for the period ending February 28, 1993 (the
                  "1993 10-K").

10.8              First Amendment to RCPC North America Comb and Brush License
                  Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to the 1993 10-K).

10.9              First Amendment to RCPC International Appliance License
                  Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).

10.10             First Amendment to RCPC International Comb and Brush License
                  Agreement, dated

                  September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).

10.11             Amended and Restated Note Purchase, Guaranty and Master Shelf
                  Agreement, $40,000,000 7.01% Guaranteed Senior Notes and
                  $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited's
                  Quarterly Report on Form 10-Q for the period ending November
                  30, 1996).

10.12**           Helen of Troy Limited 1998 Employee Stock Option and
                  Restricted Stock Plan (incorporated by reference to Exhibit
                  4.3 to Helen of Troy Limited's Registration Statement on
                  Form S-8, File Number 333-67349, filed with the Securities and
                  Exchange Commission on November 6, 1998 (the "1998 S-8").

10.13**           Helen of Troy Limited 1998 Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 4.3 of the 1998 S-8).

10.14**           Amended and Restated Employment Agreement between Helen of
                  Troy Limited and Gerald J. Rubin, dated March 1, 1999
                  (incorporated by reference to Exhibit 10.29 to Helen of Troy
                  Limited's Quarterly Report on Form 10-Q for the period ending August 31, 1999 (the "August 1999 10-Q")).

10.15**           Amended and Restated Helen of Troy Limited 1995 Non-Employee
                  Director Stock Option Plan (incorporated by reference to
                  Exhibit 10.30 to the August 1999 10-Q).

10.16             Loan Agreement, dated December 31, 1996, between Helen of Troy
                  L.P. and Texas Commerce Bank National Association
                  (incorporated by reference to Exhibit 10.21 to Helen of Troy
                  Limited's Quarterly Report on Form 10-Q for the period ending August 31, 2001 (the "August 2001 10-Q")).

10.17 First Amendment, dated July 31, 1997, to Loan Agreement between Helen of Troy L.P, and Texas Commerce Bank National
                  Association (incorporated by reference to Exhibit 10.22 of the August 2001 10-Q).

10.18 Second Amendment, dated July 31, 1998 to Loan Agreement between Helen of Troy L.P. and Chase Bank of Texas National
                  Association (incorporated by reference to Exhibit 10.23 of the August 2001 10-Q).

10.19             Third Amendment, dated July 31, 2000 to Loan Agreement between
                  Helen of Troy L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.24 of the August 2001 10-Q).

10.20 Fourth Amendment, dated July 31, 2001 to Loan Agreement between Helen of Troy L.P. and The Chase Manhattan Bank
                  (incorporated by reference to Exhibit 10.25 of the August 2001
                  10-Q).

10.21 Fifth Amendment, dated August 31, 2001 to Loan Agreement between Helen of Troy L.P. and The Chase Manhattan Bank
                  (incorporated by reference to Exhibit 10.26 of the August 2001
                  10-Q).

10.22** Helen of Troy 1997 Cash Bonus Performance Plan (incorporated by reference to Exhibit 10.26 of Helen of Troy Limited's
                  Annual Report on Form 10-K for the period ended February 28,
                  2002 (the "2002 10-K")).

10.23             Stockholders Agreement dated March 14, 2000 by and among
                  Tactica International, Inc., Helen of Troy, LLC, Avi Sivan,
                  Prem Atma Ramchandani, Avraham Ovadia, and APA

                  International, LLC (incorporated by reference to Exhibit 10.27 of the 2002 10-K).

10.24*            Master License Agreement dated October 21, 2002, between The
                  Procter & Gamble Company and Helen of Troy Limited (Barbados)
                  (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

21*               Subsidiaries of the Registrant.

23*               Independent Auditors' Consent.

----------

*filed herewith

** Indicates management contract or compensatory plan or arrangement

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

         2.       Schedule: Schedule II - Valuation and Qualifying Accounts

(c)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended February 28, 2003.

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

Dated    May 29, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                         Title                            Date
------------------------------------------         --------------------------------------      -----------
                                                   Chairman of the Board, Chief
                                                   Executive Officer, President, and
         /s/ Gerald J. Rubin                       Director (Principal Executive Officer)      May 29,2003
-----------------------------------------
         (Gerald J. Rubin)

                                                   Senior Vice President, Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and Accounting
         /s/ Russell G. Gibson                     Officer)                                    May 29, 2003
-----------------------------------------
         (Russell G. Gibson)


         /s/ Stanlee N. Rubin                      Director                                   May 29, 2003
-----------------------------------------
         (Stanlee N. Rubin)


       /s/ Christopher L. Carameros                Director                                   May 29, 2003
-----------------------------------------
       (Christopher L. Carameros)

            /s/ Byron H. Rubin                      Director                           May 29, 2003
-----------------------------------------
            (Byron H. Rubin)




          /s/ Daniel C. Montano                     Director                           May 29, 2003
-----------------------------------------
          (Daniel C. Montano)




           /s/ Gary B. Abromovitz                   Director                           May 29, 2003
-----------------------------------------
            (Gary B. Abromovitz)




            /s/ John B. Butterworth                 Director                           May 29, 2003
-----------------------------------------
            (John B. Butterworth)

CERTIFICATION

I, Gerald J. Rubin, certify that:

1. I have reviewed this annual report on Form 10-K of Helen of Troy Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:              May 29, 2003
                   -------------

     /s/ Gerald J. Rubin
--------------------------------

Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

CERTIFICATION

I, Russell G. Gibson, certify that:

1. I have reviewed this annual report on Form 10-K of Helen of Troy Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         May 29, 2003
              ------------

     /s/ Russell G. Gibson
-------------------------------
Russell G. Gibson
Senior Vice President, Finance,
and Chief Financial Officer
(Principal Financial Officer)

                                Index to Exhibits

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.24       -     Master License Agreement dated October 21, 2002, between The
                  Procter & Gamble Company and Helen of Troy Limited (Barbados)
                  (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

21          -     Subsidiaries of the Registrant, filed herewith.

23          -     Independent Auditors' Consent.

99.1        -     CEO Certification

99.2        -     CFO Certification