Form 10-Q
period 2003-05-31
HELEN OF TROY LTD
filed 2003-07-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from...............to............


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X]    No [ ]


         As of July 9, 2003 there were 28,232,745 shares of issuer's common stock, $.10 par value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

          Item 1  Consolidated Condensed Balance
                            Sheets as of May 31, 2003 (unaudited) and
                            February 28, 2003..................................................3

                  Consolidated Condensed Statements
                            of Income (unaudited) for the Three Months
                            Ended May 31, 2003 and May 31, 2002................................5

                  Consolidated Condensed Statements
                            of Cash Flows (unaudited) for the Three Months
                            Ended May 31, 2003 and May 31, 2002................................6

                  Consolidated Condensed Statements
                            of Comprehensive Income (unaudited) for the
                            Three Months Ended May 31, 2003
                            and May 31, 2002...................................................8

                  Notes to Consolidated Condensed
                            Financial Statements...............................................9

          Item 2  Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations.........................................................19

          Item 3  Quantitative and Qualitative Disclosures
                            About Market Risk..................................................30

          Item 4  Controls and Procedures......................................................30

PART II.  OTHER INFORMATION

          Item 1  Legal Proceedings............................................................31

          Item 6  Exhibits and Report on Form 8-K..............................................31

SIGNATURES.....................................................................................32

                          PART I. FINANCIAL INFORMATION

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)


                                                                                   May 31,         February 28,
                                                                                    2003              2003
                                                                                 ------------     ------------
                                                                                 (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                    $     32,606     $     47,837

    Marketable securities, at market value                                              1,591            1,442
    Receivables - principally trade, less allowance of $4,624
         at May 31, 2003 and $5,107 at February 28, 2003                               71,951           61,990
    Inventories                                                                       137,271          111,966
    Prepaid expenses                                                                   10,074            8,454
    Deferred income tax benefits                                                        3,262            3,147
                                                                                 ------------     ------------
         Total current assets                                                         256,755          234,836


Property and equipment, at cost less accumulated depreciation of $14,984 at
         May 31, 2003 and $14,302 at February 28, 2003                                 64,121           63,082

Goodwill, net of accumulated amortization of $8,629 at May 31, 2003 and
         February 28, 2003                                                             40,767           40,767

Trademarks, at cost, net of accumulated amortization of $212 at May 31, 2003
         and $211 at February 28, 2003                                                 17,047           17,048

License agreements, at cost less accumulated amortization of $10,556 at
         May 31, 2003 and $10,194 at February 28, 2003                                 27,010           27,372

Other assets                                                                           21,533           22,524
                                                                                 ------------     ------------
                                                                                 $    427,233     $    405,629
                                                                                 ============     ============

                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except shares)


                                                                               May 31,      February 28,
                                                                                 2003            2003
                                                                             ------------   ------------
                                                                             (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable, principally trade                                 $     29,174   $     19,613
         Accrued expenses:
              Advertising and promotional                                           5,188          5,662
              Other                                                                11,598         16,802
         Income taxes payable                                                      21,906         18,950
                                                                             ------------   ------------
              Total current liabilities                                            67,866         61,027

Long-term debt                                                                     55,000         55,000
                                                                             ------------   ------------
              Total liabilities                                                   122,866        116,027

Stockholders' equity:
         Cumulative preferred stock, non-voting, $1.00 par value
              Authorized 2,000,000 shares; none issued                                 --             --
         Common stock, $.10 par value.  Authorized 50,000,000 shares;
              28,220,645 and 28,202,495 shares issued and outstanding at
              May 31, 2003 and February 28, 2003, respectively                      2,822          2,820
         Additional paid-in capital                                                54,117         53,984
         Other comprehensive income                                                  (214)            --
         Retained earnings                                                        248,518        233,774
         Minority interest in deficit of acquired subsidiary                         (876)          (976)
                                                                             ------------   ------------

              Total stockholders' equity                                          304,367        289,602
                                                                             ------------   ------------
Commitments and contingencies
                                                                             $    427,233   $    405,629
                                                                             ============   ============

See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
              (in thousands, except shares and earnings per share)


                                                        Three months ended May 31,
                                                         2003              2002
                                                     ------------      ------------
Net sales                                            $    106,500      $    102,483
Cost of sales                                              53,705            52,968
                                                     ------------      ------------

         Gross profit                                      52,795            49,515

Selling, general and administrative expenses               36,599            39,504
                                                     ------------      ------------

         Operating income                                  16,196            10,011

Other income (expense):
         Interest expense                                  (1,009)           (1,067)
         Other income, net                                  2,888               313
                                                     ------------      ------------

         Total other income (expense)                       1,879              (754)
                                                     ------------      ------------

         Earnings before income taxes                      18,075             9,257

Income tax expense:
         Current                                            3,116             2,190
         Deferred                                             115               476
                                                     ------------      ------------

         Net earnings                                $     14,844      $      6,591
                                                     ============      ============

Earnings per share:
         Basic                                       $        .53      $        .23
         Diluted                                              .50               .22

Weighted average number of common shares used in
  computing earnings per share:
         Basic                                         28,209,863        28,203,281
         Diluted                                       29,899,420        29,746,413


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                     Three months ended May 31,
                                                                      2003               2002
                                                                   ------------      ------------
Cash flows from operating activities:
         Net earnings                                              $     14,844      $      6,591
         Adjustments to reconcile net income to cash used by
              operating activities:
              Depreciation and amortization                               1,432             1,868
              Provision for doubtful receivables                          1,761               935
              Purchases of trading securities                              (196)               --
              Deferred taxes, net                                          (115)              476
              Unrealized loss - trading securities                           47                --
              Changes in operating assets and liabilities:
                  Accounts receivable                                   (11,722)            2,939
                  Forward contracts                                         (11)               --
                  Inventory                                             (25,305)           15,069
                  Prepaid expenses                                       (1,620)             (654)
                  Accounts payable                                        9,561               378
                  Accrued expenses                                       (5,881)             (622)
                  Other assets                                              740                --
                  Income taxes payable                                    2,956            (1,426)
                                                                   ------------      ------------
              Net cash provided (used) by operating activities          (13,509)           25,554

Cash flows from investing activities:
         Capital and license expenditures                                (1,721)           (1,064)
         Proceeds from the sale of fixed assets                              --                20
         Other assets                                                      (136)             (524)
                                                                   ------------      ------------
              Net cash used by investing activities                      (1,857)           (1,568)





                                                                     (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                              Three months ended May 31,
                                                                 2003             2002
                                                            ------------      ------------
Cash flows from financing activities:
         Exercise of stock options                          $        135      $        131
                                                            ------------      ------------
              Net cash provided by financing activities              135               131
                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents             (15,231)           24,117
Cash and cash equivalents, beginning of period                    47,837            64,293
                                                            ------------      ------------
Cash and cash equivalents, end of period                    $     32,606      $     88,410
                                                            ============      ============
Supplemental cash flow disclosures:
         Interest paid                                      $      1,009      $        972
         Income taxes paid, net of refunds                           275             3,616



See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                                     Three months ended May 31,
                                                       2003              2002
                                                   ------------      ------------
Net earnings, as reported                          $     14,844      $      6,591
Other comprehensive income (loss), net of tax:
    Cash flow hedges                                       (214)               --
                                                   ------------      ------------

Comprehensive income                               $     14,630      $      6,591
                                                   ============      ============


See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 2003


Note 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 31, 2003 and February 28, 2003 and the results of its consolidated operations for the three-month periods ended May 31, 2003 and 2002. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

Note 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Note 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 1,689,557 and 1,543,132 for the three months ended May 31, 2003 and 2002, respectively. All dilutive securities for the three months ended May 31, 2003 and May 31, 2002 consisted of stock options issued under the Company's stock option plans. There were options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock during the first quarter of fiscal 2004. These options totaled 2,742,650 at May 31, 2003 and 2,271,650 at May 31, 2002.

Note 4 - The following table contains segment information for the first quarter of each of fiscal 2004 and 2003.

                                                  (in thousands)
                              North                                          Corporate/
2004                         American      International      Tactica           Other            Total
---------------------       -----------    -------------     -----------    ------------      -----------
Net sales                   $    81,387     $     9,849      $    15,264     $        --      $   106,500
Operating income (loss)          17,337           1,216              375          (2,732)          16,196
Capital / license
expenditures                      1,690              27                2               2            1,721
Depreciation and
amortization                      1,097             245               19              71            1,432

2003
---------------------

Net sales                   $    71,929     $     4,204      $    26,350     $        --      $   102,483
Operating income (loss)           7,653            (551)           3,385            (476)          10,011
Capital / license
expenditures                      1,005              34               25              --            1,064
Depreciation and
amortization                      1,500             347               21              --            1,868

         Identifiable assets at May 31, 2003 and February 28, 2003 were as follows:

                                                  (in thousands)
                          North                                           Corporate/
                        American       International      Tactica           Other            Total
                      ------------     -------------    ------------     ------------     ------------
May 31, 2003          $    352,934     $     28,262     $     31,448     $     14,589     $    427,233

February 28, 2003          337,596           26,049           27,928           14,056          405,629

                  The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hair and skin care products, hairbrushes, combs, and decorative hair accessories in the U.S. and Canada. The International segment sells hair care appliances, personal care appliances, hair and skin care products, hairbrushes, combs, and decorative hair accessories in other countries. Tactica sells a variety of personal care and other consumer products directly to customers and to retailers. The column above entitled "Corporate/Other" contains items not allocated to any specific operating segment.

                  Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expense ("SG&A") totals used to compute each segment's operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

Note 5 - The Hong Kong Inland Revenue Department ("IRD") has assessed $6,753,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. If the IRD were to assert the same position for later years and that position were to prevail, the resulting tax liability would total approximately $37,033,000 for fiscal 1995 through the fiscal quarter ended May 31, 2003. The Company has recorded a liability for the IRD's claims and potential claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Although the ultimate resolution of the IRD's claims and potential claims cannot be predicted with certainty, management believes that adequate provision has been made in the consolidated condensed financial statements for the resolution of those claims. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, the Company purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of May 31, 2003 and February 28, 2003, the tax reserve certificates were valued at $3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. The value of the tax reserve certificates comprises part of the amounts reported on the line entitled "Other assets" on the Company's May 31, 2003 and February 28, 2003 condensed consolidated balance sheets.

                  The United States Internal Revenue Service ("IRS") is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS proposed adjustments to those returns. If the IRS's positions with respect to those adjustments were to prevail, the resulting tax liability could total $7,500,000. The Company plans to vigorously contest these adjustments and is engaged in the process of formulating its response. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision for the proposed adjustments has been made in the Company's condensed consolidated financial statements as of May 31, 2003 and February 28, 2003. The IRS also is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any adjustments to these returns. The Company cannot predict with certainty the results of the IRS audit for these years.

Note 6 - Helen of Troy's consolidated results of operations for the three-month periods ended May 31, 2003 and 2002 include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. Because Tactica had accumulated a net deficit at the time that Helen of Troy acquired its interest and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At May 31, 2003, Tactica's accumulated deficit remaining to be eliminated was approximately $1,949,000. Helen of Troy's 55 percent share of this deficit totals $1,073,000 with the minority interest totaling $876,000. The Company will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is fully recovered.

Note 7 - In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has performed the analysis required by SFAS 142 and has determined that none of its goodwill is impaired.

                  The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets, other than goodwill.



                                                                   Intangible Assets (in thousands)

                                              May 31, 2003                                    February 28, 2003
                              -----------------------------------------------     -----------------------------------------------
                                 Gross                                Net             Gross                              Net
                               Carrying        Accumulated         Carrying          Carrying       Accumulated       Carrying
                                Amount         Amortization         Amount           Amount        Amortization         Amount
                              ------------     ------------      ------------     ------------     ------------      ------------
Licenses    (a)               $     37,566     $    (10,556)     $     27,010     $     37,566     $    (10,194)     $     27,372
Trademarks  (a)                     17,259             (212)           17,047           17,259             (211)           17,048

(a) May 31, 2003 and February 28, 2003 gross and net carrying amounts include $16,920,000 of trademarks and $18,000,000 of licenses not subject to amortization.

                  The following table summarizes the amortization expense attributable to intangible assets for the three months ending May 31, 2003 and 2002, as well as estimated amortization expense for the fiscal years ending the last day of February 2004 through 2009.

                            Aggregate Amortization Expense:
                            For the three months ended                     (in thousands)
                            --------------------------
                                 May 31, 2003                                 $     362
                                 May 31, 2002                                 $     352


                            Estimated Amortization Expense:
                            For the fiscal years ended
                            --------------------------
                                 February 2004                                $   1,450
                                 February 2005                                $   1,450
                                 February 2006                                $   1,450
                                 February 2007                                $   1,450
                                 February 2008                                $   1,189
                                 February 2009                                $     829

Note 8 - The consolidated group's parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

                  The $55,000,000 reflected as "Long-term debt" in our consolidated condensed balance sheets as of May 31, 2003 and February 28, 2003, represents senior notes issued by one of the Company's U.S. subsidiaries. The consolidated group's parent company, located in Bermuda, one of its subsidiaries located in Barbados, and three of its U.S. subsidiaries guarantee the senior notes on a joint and several basis.

                  Helen of Troy Limited, the parent company of the consolidated group, has guaranteed two commitments of its subsidiary based in the United Kingdom (the "UK subsidiary"). Under one of the guarantees, the parent company guaranteed a commitment by the UK subsidiary to purchase a new office facility. Under this guarantee, the parent company is liable for up to 1,150,000 British Pounds, should the UK subsidiary fail to fulfill its obligations under its purchase agreement. Under the second arrangement with a marketing company used by the UK subsidiary, the parent company guaranteed up to 600,000 British Pounds on behalf of the UK subsidiary. No liability is recorded on the May 31, 2003 or February 28, 2003 Consolidated Balance Sheet for either of the parent company guarantees on behalf of the UK subsidiary.

                  The Company's 55 percent owned subsidiary, Tactica International, Inc. ("Tactica") leases office space in New York City. One of the Company's U.S. subsidiaries has issued a $389,000 standby letter of credit to the lessor. The lessor may draw funds from the standby letter of credit if Tactica fails to meet its obligations under the lease. The standby letter of credit decreases to $195,000 on April 30, 2005 and expires on the same date as the related lease, February 27, 2006.

                  The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual of approximately $2,894,000 and $3,263,000 as of May 31, 2003 and February 28, 2003,
                  respectively, to cover future warranty costs. The Company estimates its warranty accrual using historical trends. The Company believes that these trends are the most reliable method by which it can estimate its warranty liability. The following table summarizes the activity in the Company's accrual for the fiscal quarter ended May 31, 2003 and fiscal year 2003:



                                  Accrual for warranty returns
                                         (in thousands)
                                                       Reductions of
                                                          accrual -
                       Beginning       Additions to     payments and       Ending
Period ended            balance          accrual       credits issued      balance
                      ------------     ------------    --------------    ------------
May 31, 2003          $      3,263     $      3,325     $      3,694     $      2,894
February 28, 2003     $      3,428     $     12,408     $     12,573     $      3,263


                  Our contractual obligations and commercial commitments as of May 31, 2003 were:




       Contractual Obligations                              Payments Due by Period (in 000s)
                                                                                                           After
                                         Total      1 year    2 years    3 years    4 years    5 years    5 years
                                        --------   --------   --------   --------   --------   --------   --------
Long-term debt                          $ 55,000        --      10,000     10,000     10,000     10,000     15,000
Open purchase orders - inventory          55,279     55,279        --         --         --         --         --
Minimum royalty payments                  24,539      4,133      4,401      3,009      2,658      2,651      7,687
Advertising commitments under license
agreements                                23,775      6,274      5,724      5,705        868        878      4,326
Management fees - corporate jet            1,721        362        362        363        362        272         --
Operating leases                           4,645      2,256        949      1,348         84          8         --
Purchase and implementation of
enterprise resource planning (ERP)
system                                     5,893      5,893         --         --         --         --         --
New office facility in UK                  2,126      2,126         --         --         --         --         --
                                        --------   --------   --------   --------   --------   --------   --------
Total contractual obligations           $172,978     76,323     21,436     20,425     13,972     13,809     27,013
                                        ========   ========   ========   ========   ========   ========   ========

Note 9 - The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for the Company's stock option plans or its stock purchase plan.

                  The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 31, 2003 and May 31, 2002, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                          May 31, 2003          May 31, 2002
                                                                          ------------          ------------

                  Net Income:           As Reported                       $ 14,844,000          $  6,591,000
                                           Fair-value cost                   1,841,000             1,985,000
                                                                          ------------          ------------
                                        Pro forma                         $ 13,003,000          $  4,606,000
                                                                          ============          ============
                  Earnings per share:
                               Basic:   As Reported                       $        .53          $        .23
                                        Pro forma                         $        .46          $        .16
                               Diluted: As Reported                       $        .50          $        .22
                                        Pro forma                         $        .43          $        .15


                  Under stock option and restricted stock plans adopted in 1994 and 1998 (the "1994 Plan" and the "1998 Plan," respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant.

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

                  In fiscal 1999 the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize the Company to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period. During the first quarter of fiscal 2004, there were no purchases of shares of common stock from the Company under the stock purchase plan.

Note 10 -         The following table is a summary by operating segment of
                  the Company's goodwill balances as of May 31, 2003 and February 28, 2003.

                 Total Goodwill by Operating Segment (thousands)


                                   May 31, 2003                               February 28, 2003
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
                     ============   ============    ============   ============   ============    ============


Note 11 -         On October 21, 2002, the Company acquired from The Procter &
                  Gamble Company the right to sell products under six trademarks. The Company acquired all rights to the trademarks and certain rights to the formulas and production processes for four of the six trademarks; Ammens(R), Vitalis(R), Condition 3-in-1(R), and Final Net(R). The Procter & Gamble
                  Company assigned to the Company its rights under licenses to sell products bearing the other two trademarks; Sea Breeze(R) and Vitapointe(R). The Sea Breeze(R) license is perpetual. The
                  Company has completed its analysis of the economic lives of the trademarks acquired and is of the initial belief that these trademarks have indefinite economic lives except for the Vitapointe(R) license. The Company has determined that the license covering the Vitapointe(R) trademark has an economic life equal to its initial term through December 2010 and is currently amortizing the intangible asset over that period.
                  The Company recorded amortization expense related to this trademark of approximately $32,000 during the quarter ending
                  May 31, 2003.

Note 12 -         During the fiscal year ended February 28, 2003, the Company entered into nonmonetary transactions in which it exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, the Company recorded both sales and cost of goods sold equal to the inventory's net book value. The Company used approximately $600,000 of the credits during the fiscal year ending 2003 and expects to use the remaining advertising credits acquired by the end of fiscal year 2004. The remaining credits are valued at $2,500,000 on the Company's Consolidated
                  Condensed Balance Sheets at May 31, 2003 and February 28, 2003 and are included in the line item entitled "Prepaid expenses."

Note 13 -         The Company's functional currency is the U.S. Dollar. Because it operates internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies").

                  Such transactions include sales and certain inventory purchases. As a result of such transactions, portions of the Company's cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three-month periods ended May 31, 2003 and 2002, the Company transacted 9 percent and 4 percent, respectively, of its sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound and the Euro. The Company makes most of its inventory purchases from the Far East and uses the U.S. Dollar for such purchases.

                  The Company identifies foreign currency risk by regularly monitoring its foreign currency-denominated transactions and balances. The Company sought to reduce its foreign currency risk by purchasing most of its inventory using U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars on a regular basis. During fiscal 2003, the Company entered into a series of forward contracts to exchange British Pounds for U.S. Dollars. These contracts were cash flow hedges that hedge the foreign currency risk associated with a portion of the Company's forecasted net British Pound cash flows and closed during March 2003. During the quarter ended May 31, 2003, the Company entered into another series of contracts that were cash flow hedges that hedge the foreign currency risk associated with a portion of the Company's forecasted net cash flows from the British Pound and the Euro.

                  The line item entitled "Other income (net)" in the Consolidated Condensed Statements of Income and Comprehensive Income includes $237,000 of expense associated with hedges of foreign currency risk related to the contracts entered into during the quarter ended May 31, 2003. The $237,000 total is comprised of $23,000 resulting from changes in "spot" exchange rates between the dates of the contracts and May 31, 2003. The remaining $214,000 is due to changes in the time value of the forward contracts.

                  The transactions anticipated cash flow from sales denominated in foreign currency, produced the cash flows hedged by the Company's current forward contracts and totaled $5,000,000 in British Pounds and $2,500,000 in Euros. The anticipated sales are forecasted to occur during the twelve months ending February 28, 2004. Changes in "spot" exchange rates have reduced the value of the Euro contract by $195,000 and the British Pound contract by $19,000 since their inception. These amounts are charged against Other Comprehensive Income ("OCI") for the three months ended May 31, 2003. The cumulative $214,000 after-tax charge comprises the entire amount reflected as OCI and Accumulated OCI in the Company's May 31, 2003 Consolidated Condensed Statement of Income and Consolidated Condensed Statement of Comprehensive Income and Consolidated Condensed Balance Sheets, respectively. The Company expects to reclassify the $214,000 charge against "Other income" as the forecasted transactions occur during the twelve months ending February 28, 2004.

Note 14 -         In the first quarter of fiscal 2004, the Company recorded
                  income of $2,600,000, net of legal fees, in connection with the settlement of two pieces of litigation. This income is included in the line item entitled "Other income, net" in the Consolidated Condensed Statements of Income for the quarter ended May 31, 2003.

Note 15 -         Under a June 2003 Board of Directors resolution, the Company may repurchase up to a total of 3,000,000 shares of its common stock over a period extending to May 31, 2006. The Company has yet to repurchase any of its common stock pursuant to this resolution.

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

RESULTS OF OPERATIONS

  Consolidated Sales and Gross Profit Margins

         Our net sales for the three months ended May 31, 2003 improved 4 percent or $4,017,000 versus the three months ended May 31, 2002. Net sales increased in our North American and International operating segments, while our Tactica segment's net sales decreased.

         Net sales in the North American segment grew $9,458,000 or 13 percent for the three months ended May 31, 2003 versus the same period a year earlier. In October 2002, we acquired six brand names from The Procter & Gamble Company (the "Idelle Labs division") which comprise the majority of our liquid and powder hair and skin care products. Sales of the Idelle Labs division resulted in $8,034,000 of sales growth and accounted for 85 percent of the growth in the North American segment. We entered the hair and skin care products market during the third quarter of the prior fiscal year; therefore, net sales figures for the three months ended May 31, 2002 include no sales of such products. Exclusive of the Idelle Labs division sales, our North American segment grew $1,424,000, or 2 percent, over the same period last year. This growth resulted from increased sales of existing product lines that have been enhanced with new technologies and features. Examples include hair care appliances utilizing ionic technology and ceramic, rather than traditional heating surfaces. We also experienced increased sales in our Hot Tools and Wigo brands through our professional distribution channel, in our Vidal Sassoon(R) line of hair clippers and in our Dr. Scholl's(R) line of massagers.

         Our International segment's sales for the three-month period ended May 31, 2003 grew by 134 percent, or $5,645,000, compared to the same period a year earlier. Increased sales in the United Kingdom, Germany, and France accounted for most of the International segment's sales growth. As discussed in the North American segment's sales analysis above, Idelle Labs division sales also contributed to the International segment's sales growth. These sales produced $1,061,000 of sales growth in the International segment which accounted for 19 percent of the segment's total growth. International sales, excluding the Idelle Labs division, increased $4,584,000 or 109 percent. This increase was due primarily to the introduction of the Cosmopolitan line of appliances and increased sales in our Vidal Sassoon(R) line of appliances.

         The Tactica operating segment experienced an $11,086,000, or 42 percent, decrease in its net sales during the three months ended May 31, 2003, versus the three months ended May 31, 2002. Decreased sales of Tactica's Epil-Stop(R) depilatory products played a key role in Tactica's sales decrease.

         Gross profit, as a percentage of sales for the quarter ended May 31, 2003, rose as compared with the quarter ended May 31, 2002, increasing from 48.3 percent to 49.6 percent. North American and International segment gross profit margins increased significantly primarily due to a favorable change in the mix of products sold and our ability to source product more efficiently. The North American segment also experienced a lower volume of closeout sales with higher gross margins as compared to a high volume of closeout sales with low margins during the same period last year. The North American segment's gross profit also benefited from the addition of the Idelle Labs division that produces higher gross margins than the remainder of the segment. The International gross margin also benefited from the strengthening of the Euro and the British Pound. The North American and International segment gross margin increases were offset partially by Tactica's decline in gross margins and lower sales volume.

Selling, general, and administrative expenses

         From the first quarter of fiscal 2002 to the first quarter of fiscal 2003, selling, general, and administrative expenses ("SG&A"), expressed as a percentage of net sales, decreased from 38.5 to 34.4 percent. This decrease is due to lower advertising costs primarily in the Tactica operating segment, lower outbound freight costs and reduced third party warehouse storage costs. Additionally, we experienced foreign currency exchange gains of $566,000 versus gains of $253,000 during the same period a year earlier. The exchange rate gains were primarily due to the U.S. Dollar's weakness versus the British Pound and the Euro. These decreases were partially offset by increased expenses related to the opening of the Mississippi warehouse operations, the addition of the Idelle Labs division and various other increases in SG&A expenses.

Interest expense and Other income / expense

         Interest expense for the quarter ended May 31, 2003 declined compared with the quarter ended May 31, 2002, decreasing to $1,009,000 from $1,067,000.

Income tax expense

         In the first quarter of fiscal 2004, our income tax expense was 17.8 percent of net income before income taxes, as opposed to 28.8 percent in the first quarter of fiscal 2003. The reason for this decrease was a combination of events. Firstly, Tactica incurs a total income tax rate of approximately 45 percent, versus approximately 19 percent for our other two segments combined and Tactica's lower net income as a percentage of our consolidated net income caused a reduction in our overall tax rate. Secondly, the majority of the $2,600,000 of other income received in connection with the settlement of litigation was recognized by one of the companies in the consolidated group of companies with a lower effective tax rate as compared to our overall effective tax rate. Therefore, this settlement's tax, approximating 15 percent of consolidated taxable income, effectively lowered our consolidated tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2004, our financial condition remained strong. Our cash balance decreased 31.8 percent to $32,606,000 at May 31, 2003 from $47,837,000 at February 28, 2003. Operating activities used $13,509,000 of cash during the first quarter of fiscal 2004, compared to providing $25,554,000 during the previous fiscal year's first quarter. An increase in inventory and accounts receivable levels due to increased sales during the quarter, expected ocean freight increases beginning at mid-year, and our initial purchase of inventory of skin and hair care products for the new Idelle Labs division accounted for the principal uses of operating cash during the quarter. Investing activities used $1,857,000 of cash during the quarter ended May 31, 2003, due primarily to the acquisition of equipment for the new Mississippi distribution warehouse and costs associated with the upgrade of our information technology systems. Financing activities provided $135,000 due to the exercise of stock options.

         Net accounts receivable increased 16 percent from February 28, 2003 to May 31, 2003. This increase is due to the increased sales experienced during the quarter. Our May 31, 2003 inventory balance totaled $137,271,000, versus $111,966,000 at February 28, 2003, a 22.6 percent increase. This increase was in response to an early build up of inventory for anticipated sales increases, expected increases in ocean freight costs, and the addition of inventory of skin and hair care products for the Idelle Labs division.

         Our working capital balance increased to $188,889,000 at May 31, 2003 from $173,809,000 at February 28, 2003. Our current ratio remained consistent, decreasing slightly from 3.85 at February 28, 2003 to 3.78 at May 31, 2003. The increase in our working capital was largely due to the increase in accounts receivable and inventory levels experienced during the quarter offset partially by a smaller increase in accounts payable and income taxes payable.

         In connection with the acquisition of a 55 percent interest in Tactica, we loaned $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $4,486,000 and $4,409,000 at May 31, 2003 and February 28, 2003, respectively. These amounts are included in "Other assets" on the consolidated condensed balance sheets.

         We maintain a revolving line of credit with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA), and expires August 31, 2003. Prior to its expiration, we fully anticipate that this revolving line of credit will either be renewed or replaced with a revolving credit agreement that will provide sufficient capital resources to fund our ongoing liquidity needs. At May 31, 2003 the interest rate charged under the line of credit was 2.25 percent. This line of credit allows for the issuance of letters of credit of up to $7,000,000. Any outstanding letters of credit reduce the $25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At May 31, 2003, there were no borrowings under this line of credit and outstanding letters of credit totaled $839,450. The revolving credit agreement provides that the Company must satisfy requirements concerning its minimum net worth, total debt to consolidated total capitalization ratio, debt to EBITDA ratio and its fixed charge coverage ratio. The Company is in compliance with all of these requirements. Under the terms of the revolving credit agreement, one of our U.S. subsidiaries is the borrower. Our parent company, located in Bermuda and three of our U.S. subsidiaries fully guarantee any amounts outstanding under the revolving line of credit on a joint and several basis.

         Our contractual obligations and commercial commitments as of May 31, 2003 were:



   Contractual Obligations                                               Payments Due by Period (in 000s)
                                                                                                                            After
                                           Total        1 year      2 years       3 years       4 years       5 years      5 years
                                        -----------   ---------   -----------   -----------   -----------   -----------   ---------
Long-term debt                          $    55,000         --         10,000        10,000        10,000        10,000      15,000
Open purchase orders - inventory             55,279      55,279            --            --            --            --          --
Minimum royalty payments                     24,539       4,133         4,401         3,009         2,658         2,651       7,687
Advertising commitments under license
agreements                                   23,775       6,274         5,724         5,705           868           878       4,326
Management fees - corporate jet               1,721         362           362           363           362           272          --
Operating leases                              4,645       2,256           949         1,348            84             8          --
Purchase and implementation of
enterprise resource planning (ERP)
system                                        5,893       5,893            --            --            --            --          --
New office facility in UK                     2,126       2,126            --            --            --            --          --
                                        -----------   ---------   -----------   -----------   -----------   -----------   ---------
Total contractual obligations           $   172,978      76,323        21,436        20,425        13,972        13,809      27,013
                                        ===========   =========   ===========   ===========   ===========   ===========   =========

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Under a June 2003 Board of Directors resolution, the Company may repurchase up to a total of 3,000,000 shares of its common stock over a period extending to May 31, 2006. The Company has yet to repurchase any of its common stock pursuant to this resolution.

         Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's ongoing liquidity needs for the foreseeable future. We expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complimentary businesses or product lines. Additionally, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

INCOME TAXES

         The Hong Kong Inland Revenue Department ("IRD") has assessed $6,753,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. If the IRD were to assert the same position for later years and that position were to prevail, the resulting tax liability would total approximately $37,000,000 for fiscal 1995 through the fiscal quarter ended May 31, 2003. We have recorded a liability for the IRD's claims and potential claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the

IRD's claims prevail. Although the ultimate resolution of the IRD's claims and potential claims cannot be predicted with certainty, we believe that an adequate provision has been made in the financial statements for the resolution of those claims. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, we purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of May 31, 2003 and February 28, 2003, the tax reserve certificates were valued at $3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. The value of the tax reserve certificates comprises part of the amounts reported on the line entitled "Other assets" on the Company's May 31, 2003 and February 28, 2003 condensed consolidated balance sheets.

         The United States Internal Revenue Service ("IRS") is auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS has proposed adjustments to those returns. If the IRS's positions with respect to those adjustments were to prevail, the resulting tax liability could total $7,500,000. We plan to vigorously contest these adjustments and are engaged in the process of formulating our response. Although the ultimate outcome of the examination cannot be predicted with certainty, we are of the opinion that adequate provision for the adjustments proposed has been made in our Condensed Consolidated Financial Statements. The IRS also is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any adjustments to these returns. We cannot predict with certainty the results of the IRS audit for these years.

PROPOSED UNITED STATES FEDERAL INCOME TAX LEGISLATION

         Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company's financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a portion of our income not being subject to taxation in the United States. If such income were subject to United States federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the United States Congress that, if enacted into law, could adversely affect our United States federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject all of our income to United States income taxes, thereby reducing our net income. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates in 2001 and 2002, but would limit the deductibility of certain intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the United States Treasury Department has issued a study of restructurings such as ours, which concluded in part that additional limitations should be imposed on the deductibility of certain inter-company transactions. It is not currently possible to predict whether any legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the Treasury Department's study. However, there is a risk that new laws in the United States, or elsewhere, could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our financial position and profitability.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involves the application of several such policies. These policies include: consolidation of Tactica International, Inc. ("Tactica") under the purchase method, estimates of our exposure to liability for income taxes in Hong Kong and the United States, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets and the economic useful life of intangible assets.

         Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Condensed Consolidated Statements of Income for the three months ended May 31, 2003 and 2002 include 100 percent of Tactica's net income for those periods. We will continue to recognize all of Tactica's net income or loss until Tactica's accumulated deficit is extinguished. At May 31, 2003, Tactica's accumulated deficit totaled $1,949,000.

         Income Taxes - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. During fiscal 2003, we came to an agreement with the IRD, settling its assessment for fiscal 1990 through 1994 for approximately 56 percent of the amount originally assessed. The IRD has assessed $6,753,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, the Company also purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of May 31, 2003 and February 28, 2003, the tax reserve certificates were valued at $3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $30,280,000 (U.S.) for the period from fiscal 1998 through May 31, 2003. The ultimate resolution of the remaining IRD claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax experts as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Balance Sheets.

         The United States Internal Revenue Service ("IRS") is auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS has proposed adjustments to those returns. If the IRS's positions with respect to those adjustments were to prevail, the resulting tax liability could total $7,500,000. We plan to vigorously contest these adjustments and are engaged in the process of formulating our response. Although the ultimate outcome of the examination cannot be predicted with certainty, we are of the opinion that adequate provision for the adjustments proposed has been made in our Condensed Consolidated Financial Statements. The IRS also is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any adjustments to these returns. The Company cannot predict with certainty the results of the IRS audit for these years.

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

         Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset's carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset's carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill during the first quarter of fiscal 2004 and, accordingly, recorded no impairment.

         Economic useful life of intangible assets - We apply SFAS 142 in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset's economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We completed our analysis of the useful economic lives of our intangible assets and determined that the useful lives currently being used to determine amortization of each asset are appropriate.

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

         Factors that could cause actual results to differ from those anticipated include:

               o    general industry conditions and competition,

               o    credit risks,

               o the Company's, or its operating segments', material reliance on individual customers or small numbers of customers,

               o    the Company's material reliance on certain trademarks,

               o the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

               o    the impact of other current and future laws and regulations,

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

NEW ACCOUNTING GUIDANCE

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has performed the analysis required by SFAS 142 and has determined that none of its goodwill is impaired.

                  The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets, other than goodwill.



                                                       Intangible Assets (in thousands)

                                          May 31, 2003                              February 28, 2003
                            -------------------------------------------   -------------------------------------------
                               Gross                           Net          Gross                             Net
                              Carrying     Accumulated       Carrying      Carrying      Accumulated       Carrying
                               Amount      Amortization       Amount        Amount       Amortization       Amount
                            ------------   ------------    ------------   ------------   ------------    ------------
Licenses    (a)             $     37,566   $    (10,556)   $     27,010   $     37,566   $    (10,194)   $     27,372
Trademarks  (a)                   17,259           (212)         17,047         17,259            211)         17,048


(a) May 31, 2003 and February 28, 2003 gross and net carrying amounts include $16,920,000 of trademarks and $18,000,000 of licenses not subject to amortization.

                  The following table summarizes the amortization expense attributable to intangible assets for the three months ending May 31, 2003 and 2002, as well as estimated amortization expense for the fiscal years ending the last day of February 2004 through 2009.

Aggregate Amortization Expense:
For the three months ended                              (in thousands)
--------------------------
     May 31, 2003                                       $        362
     May 31, 2002                                       $        352


Estimated Amortization Expense:
For the fiscal years ended
--------------------------
     February 2004                                      $      1,450
     February 2005                                      $      1,450
     February 2006                                      $      1,450
     February 2007                                      $      1,450
     February 2008                                      $      1,189
     February 2009                                      $        829

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). The Company adopted the provisions of SFAS 144 effective March 1, 2002. SFAS 144 requires that companies consider whether indicators are present that would indicate impairment of any of their long-lived assets. If such indicators are present the company compares the projected future undiscounted cash flows from the asset to its book value. If the cash flows exceed the book value, no further action is necessary. If the book value exceeds the projected undiscounted cash flows, a loss is recognized for the excess of the asset's book value over its fair value. SFAS 144 did not affect the Company's financial statements as of or for the three-month period ending May 31, 2003.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") by providing alternative methods of transition to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of stock compensation information, including the method used to account for stock-based compensation and the effects of that method on reported financial results in interim, as well as annual, financial statements. The Company accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, it recognizes no compensation expense in our financial statements for stock options issued with exercise prices that equal or exceed the cost of our common stock on the date such options are issued. As a result, the Company does not expect the provisions of SFAS 148 covering the transition to fair-value method accounting for stock-based compensation to affect its financial statements.

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 31, 2003 and May 31, 2002, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                                     May 31, 2003          May 31, 2002
                                                                     ------------          ------------
                  Net Income:           As Reported                  $ 14,844,000          $  6,591,000
                                           Fair-value cost              1,841,000             1,985,000
                                                                     ------------          ------------
                                        Pro forma                    $ 13,003,000          $  4,606,000
                                                                     ============          ============
                  Earnings per share:
                               Basic:   As Reported                  $        .53          $        .23
                                        Pro forma                    $        .46          $        .16

                               Diluted: As Reported                  $        .50          $        .22
                                        Pro forma                    $        .43          $        .15

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a guarantor record a liability for and disclose certain types of guarantees. For certain other guarantees, FIN 45 requires only disclosure in the notes to the financial statements. The Company has not made any of the types of guarantees for which FIN 45 requires that a liability be recorded. However, certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FIN 45 requires disclosure of these guarantees, of the Company's product warranties, and of various indemnity arrangements to which the Company is a party. These disclosures are contained in Note 8 in our consolidated condensed financial statements.

          On April 30, 2003, the FASB issued FASB Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). These amendments clarify the definition of derivatives, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments and modify the cash flow presentation of derivative instruments that contain financing elements. The Statement clarifies the accounting for option-based contracts used as hedging instruments in a cash flow hedge of the variability of the functional-currency-equivalent cash flows for a recognized foreign-currency-denominated asset or liability that is remeasured at spot exchange rates. This approach was issued to alleviate income statement volatility that is generated by the mark-to-market accounting of an option's time value component. This Statement is effective for all derivative transactions and hedging relationships entered into or modified after June 30, 2003. These types of contracts are discussed in Note 13 in our consolidated condensed financial statements. Management does not believe that SFAS 149 will have a material effect on our consolidated financial statements.

          In May 2003, the FASB issued FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Option No. 25. We are still reviewing the effects of SFAS 150 on our consolidated condensed financial statements. We currently believe that we do not have any financial instruments that are covered under this statement; however we will make interim disclosures required by SFAS 150 in our next interim report if considered necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Because we purchase a substantial majority of our inventory using U.S. dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in countries other than the United Kingdom, Germany, France, Brazil, Canada and Mexico are transacted in U.S. dollars. The majority of our sales are in the United Kingdom which are transacted in British Pounds, in France and Germany which are invoiced in Euros, and in Canada which are transacted in Canadian Dollars. When the U.S. dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. dollar weakens against those currencies, we could realize foreign currency gains. Our net sales denominated originally in currencies other than the U.S. dollar totaled approximately $9,753,000 and $4,341,000 for the quarter ended May 31, 2003 and May 31, 2002, converted at the month end exchange rates. Our foreign currency exchange gains totaled $566,000 and $253,000 for quarters ended May 31, 2003 and 2002 respectively. During fiscal 2003, we began hedging against foreign currency exchange rate risk by entering into forward contracts to exchange a total of 5,000,000 British Pounds for U.S. dollars at rates ranging from 1.5393 to 1.548 dollars per British Pound. This forward contract closed during March 2003. During the quarter ended May 31, 2003, we entered into two series of forward contracts. The first contract was to exchange 5,000,000 British Pounds for U.S. dollars at rates ranging from 1.6056 to 1.6153 U.S. dollars per British Pound. The second forward contract was to exchange 2,500,000 Euros for U.S. dollars at a rate of 1.09 U.S. dollars per Euro. All forward contracts remained outstanding at the end of May 31, 2003. We do not anticipate entering into any further forward contracts at this time.

ITEM 4. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           In the fourth quarter of the fiscal year ended February 28, 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement (which was later formally terminated) with The Schawbel Corporation ("Schawbel"), the supplier of the Company's butane hair care products. In a related matter, in September 1999, Schawbel commenced litigation in the U.S. District Court for the District of Massachusetts against The Conair Corporation ("Conair"), the predecessor distributor for Schawbel's butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel's termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day "sell-off" period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. The Company intervened as a plaintiff in the action to assert claims against Conair similar to the claims raised by Schawbel. Conair responded by filing a counterclaim alleging that the Company conspired with Schawbel to unlawfully terminate Conair's distribution agreement with Schawbel, and to disparage Conair's reputation in the industry. In June 2003, the parties to the litigation settled their claims and the proceeding was dismissed. See Note 14 to the Company's Consolidated Condensed Financial Statements for the fiscal quarter ended May 31, 2003 for a description of the impact of the settlement of this litigation and one other lawsuit on the Company's consolidated condensed financial statements.


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibits

         99.1 CEO Certification

         99.2 CFO Certification

(b)      Report on Form 8-K

         On May 13, 2003, the Company furnished a report on Form 8-K in connection with the public announcement of its fourth quarter fiscal 2003 earnings release.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HELEN OF TROY LIMITED
                                                   ---------------------
                                                        (Registrant)



Date          July 15, 2003                         /s/ Gerald J. Rubin
         ------------------------             ----------------------------------
                                                       Gerald J. Rubin
                                                  Chairman of the Board, Chief
                                                Executive Officer and President
                                                 (Principal Executive Officer)



Date          July 15, 2003                      /s/ Christopher L. Carameros
         -----------------------              ----------------------------------
                                                    Christopher L. Carameros
                                                    Executive Vice-President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)

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

Date:            July 15, 2003
     -----------------------------------

         /s/ Gerald J. Rubin
----------------------------------------
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

CERTIFICATION

I, Christopher L. Carameros, certify that:

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

Dated:  July 15, 2003
      -------------------------

    /s/ Christopher L. Carameros
------------------------------------
Christopher L. Carameros
Executive Vice-President
and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

99.1 CEO Certification

99.2 CFO Certification