Form 10-Q
period 2003-08-31
HELEN OF TROY LTD
filed 2003-10-15
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________TO __________

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

Yes [X] No [ ]

         As of October 8, 2003 there were 28,427,689 shares of issuer's common stock, $.10 par value, outstanding.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

         Item 1  Consolidated Condensed Balance
                     Sheets as of August 31, 2003 (unaudited) and February 28, 2003............................       3

                 Consolidated Condensed Statements of Income (unaudited)
                     for the Three Months and Six Months Ended
                     August 31, 2003 and August 31, 2002.......................................................       5

                 Consolidated Condensed Statements of Cash Flows (unaudited)
                     for the Six Months Ended
                     August 31, 2003 and August 31, 2002.......................................................       6

                 Consolidated Condensed Statements of Comprehensive Income (unaudited)
                     for the Three Months and Six Months Ended
                     August 31, 2003 and August 31, 2002.......................................................       7

                 Notes to Consolidated Condensed Financial Statements..........................................       8

         Item 2  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................................................      17

         Item 3  Quantitative and Qualitative Disclosures About Market Risk....................................      27

         Item 4  Controls and Procedures.......................................................................      28

PART II. OTHER INFORMATION

         Item 1  Legal Proceedings.............................................................................      28

         Item 4  Submission of Matters to a Vote of Security Holders...........................................      28

         Item 5  Other Information.............................................................................      29

         Item 6  Exhibits and Report on Form 8-K...............................................................      30

SIGNATURES.....................................................................................................      31

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                      August 31,     February 28,
                                                                         2003           2003
                                                                     -----------     ------------
                                                                     (unaudited)
Assets

Current assets:
   Cash and cash equivalents                                         $    33,395     $     47,837
   Marketable securities, at market value                                  1,367            1,442
   Receivables - principally trade, less allowance of
      $ 5,163 at August 31, 2003 and $ 5,107 at February 28, 2003         80,832           61,990
   Inventories                                                           147,054          111,966
   Prepaid expenses and other current assets                              11,431            8,454
   Deferred income tax benefits                                            5,559            3,147
                                                                     -----------     ------------
      Total current assets                                               279,638          234,836

Property and equipment, at cost less accumulated depreciation of
   $ 15,726 at August 31, 2003 and $ 14,302 at February 28, 2003          66,591           63,082

Goodwill, net of accumulated amortization of
   $ 8,629 at August 31, 2003 and February 28, 2003                       40,767           40,767

Trademarks, at cost, net of accumulated amortization of
   $ 213 at August 31, 2003 and $ 211 at February 28, 2003                17,046           17,048

License agreements, at cost less accumulated amortization of
   $ 10,938 at August 31, 2003 and $ 10,194 at February 28, 2003          26,628           27,372

Other assets                                                              20,335           22,524
                                                                     -----------     ------------
   Total assets                                                      $   451,005     $    405,629
                                                                     ===========     ============

                                   (Continued)

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                      August 31,     February 28,
                                                                        2003             2003
                                                                     -----------     ------------
                                                                     (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable, principally trade                               $    30,141     $     19,613
   Accrued expenses:
      Advertising and promotional                                          6,044            5,662
      Other                                                               15,148           16,802
   Income taxes payable                                                   24,846           18,950
                                                                     -----------     ------------
      Total current liabilities                                           76,179           61,027
Long-term debt                                                            55,000           55,000
                                                                     -----------     ------------
      Total liabilities                                                  131,179          116,027
                                                                     -----------     ------------

Stockholders' equity:
      Cumulative preferred stock, non-voting, $1.00 par value
        Authorized 2,000 shares; none issued                                   -                -
      Common stock, $.10 par value. Authorized 50,000 shares;
        28,405 and 28,202 shares issued and outstanding at
        August 31, 2003 and February 28, 2003, respectively                2,840            2,820
      Additional paid-in capital                                          55,940           53,984
      Other comprehensive income                                             306                -
      Retained earnings                                                  262,341          233,774
      Minority interest in deficit of acquired subsidiary                 (1,601)            (976)
                                                                     -----------     ------------
         Total stockholders' equity                                      319,826          289,602
                                                                     -----------     ------------
      Total liabilities and stockholders' equity                     $   451,005     $    405,629
                                                                     ===========     ============

     See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three months ended August 31,     Six months ended August 31,
                                                      2003              2002            2003               2002
                                                    ---------       ------------     -----------        ----------
Net sales                                           $ 115,782       $    111,058     $   222,282        $ 213,541
Cost of sales                                          62,727             60,148         116,432          113,116
                                                    ---------       ------------     -----------        ---------
  Gross profit                                         53,055             50,910         105,850          100,425

Selling, general, and administrative expenses          38,381             38,636          74,980           78,140
                                                    ---------       ------------     -----------        ---------
  Operating income                                     14,674             12,274          30,870           22,285

Other income (expense):
  Interest expense                                       (956)              (953)         (1,965)          (2,020)
  Other income, net                                       699                415           3,587              728
                                                    ---------       ------------     -----------        ---------
  Total other income (expense)                           (257)              (538)          1,622           (1,292)
                                                    ---------       ------------     -----------        ---------
  Earnings before income taxes                         14,417             11,736          32,492           20,993
                                                    ---------       ------------     -----------        ---------

Income tax expense:
  Current                                               3,846              3,920           6,962            6,110
  Deferred                                             (2,527)            (1,060)         (2,412)            (584)
                                                    ---------       ------------     -----------        ---------
  Net earnings                                      $  13,098       $      8,876     $   627,942        $  15,467
                                                    =========       ============     ===========        =========

Earnings per share:
  Basic                                             $    0.46       $       0.31     $      0.99        $    0.55
  Diluted                                                0.42               0.30            0.92             0.52

Weighted average number of common shares used in
  computing earnings per share:
  Basic                                                28,268             28,180          28,239           28,192
  Diluted                                              30,859             29,538          30,379           29,643

     See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                    Six months ended August 31,
                                                                                                       2003             2002
                                                                                                     --------         --------
Cash flows from operating activities:
  Net earnings                                                                                       $ 27,942         $ 15,467
  Adjustments to reconcile net earnings to cash provided (used) by operating activities:
    Depreciation and amortization                                                                       3,030            3,331
    Provision for doubtful receivables                                                                  2,599            1,922
    Purchases of trading securities                                                                      (195)          (3,487)
    Proceeds from sales of trading securities                                                             470            1,679
    Realized gain - trading securities                                                                    (84)            (141)
    Unrealized (gain)/loss - trading securities                                                          (116)             429
    Deferred taxes, net                                                                                (2,412)            (584)
    Gain/loss on sale of fixed assets                                                                       -                3
    Changes in operating assets and liabilities:
        Accounts receivable                                                                           (21,441)         (11,563)
        Forward contracts                                                                                  43                -
        Inventory                                                                                     (35,088)           1,963
        Prepaid expenses                                                                               (2,747)          (1,218)
        Other assets                                                                                    1,667               --
        Accounts payable                                                                               10,528           11,597
        Accrued expenses                                                                               (1,238)           1,618
        Income taxes payable                                                                            5,896           (1,611)
                                                                                                     --------         --------
    Net cash provided (used) by operating activities                                                  (11,146)          19,405

Cash flows from investing activities:
  Capital and license expenditures                                                                     (5,015)          (1,339)
  Proceeds from the sales of fixed assets                                                                   -               40
  Other assets                                                                                           (257)           2,290
                                                                                                     --------         --------
    Net cash provided (used) by investing activities                                                   (5,272)             991

Cash flows from financing activities:
  Exercise of stock options                                                                             1,976              331
  Common stock repurchase                                                                                   -               (5)
                                                                                                     --------         --------
  Net cash provided by financing activities                                                             1,976              326

Net increase (decrease) in cash and cash equivalents                                                  (14,442)          20,722
Cash and cash equivalents, beginning of period                                                         47,837           64,293
                                                                                                     --------         --------
Cash and cash equivalents, end of period                                                             $ 33,395         $ 85,015
                                                                                                     ========         ========

Supplemental cash flow disclosures:
  Interest paid                                                                                      $  1,945         $  1,982
  Income taxes paid, net of refunds                                                                       847            4,948

     See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED, IN THOUSANDS)

                                                      Three months ended August 31,      Six months ended August 31,
                                                        2003                2002          2003                2002
                                                      --------            --------      --------            -------
Net earnings, as reported                             $ 13,098            $  8,876      $ 27,942            $ 15,467
Other comprehensive income (loss), net of tax:
     Cash flow hedges                                      520                   -           306                   -
                                                      --------            --------      --------            --------

Comprehensive income                                  $ 13,618            $  8,876      $ 28,248            $ 15,467
                                                      ========            ========      ========            ========

     See accompanying notes to consolidated condensed financial statements.

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 1 - In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 31, 2003 and February 28, 2003 and the results of its consolidated operations for the three-month and six-month periods ended August 31, 2003 and 2002. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 3 - Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 2,590,398 and 1,358,109 for the three months ended August 31, 2003 and 2002, respectively, and 2,139,977 and 1,450,625 for the six months ended August 31, 2003 and 2002, respectively. All dilutive securities during these periods consisted of stock options issued under the Company's stock option plans. There were options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company's common stock. These options totaled 335,133 and 3,856,662 at August 31, 2003 and 2002, respectively.

NOTE 4 - During the latest fiscal quarter, the Company's Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to May 31, 2006. In September 2003, the Company purchased and retired a total of 81,800 of its shares under this resolution at a total cost of $ 2,025,000, for a $ 24.76 per share average price. The Company did not purchase any of its shares during the six months ended August 31, 2003.

NOTE 5 - The following table contains segment information for the three month and six month periods ended August 31, 2003 and 2002

                   THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                      North                                 Corporate/
        August 31, 2003             American    International    Tactica       Other       Total
        ---------------            ----------   -------------  ----------   ----------   ----------
Net sales                          $   94,537    $   10,798    $   10,447   $        -   $  115,782
Operating income (loss)                18,582           224        (3,303)        (829)      14,674
Capital / license expenditures          1,291         1,991             8            4        3,294
Depreciation and amortization           1,258           253            18           69        1,598

                                     North                                  Corporate/
        August 31, 2002             American    International    Tactica       Other       Total
        ---------------            ----------   -------------  ----------   ----------   ----------
Net sales                          $   83,693    $    6,223    $   21,142   $        -   $  111,058
Operating income (loss)                11,535          (514)        1,936         (683)      12,274
Capital / license expenditures            136            27           112            -          275
Depreciation and amortization             705           344            36          378        1,463

                    SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                      North                                 Corporate/
        August 31, 2003             American    International    Tactica       Other       Total
        ---------------            ----------   -------------  ----------   ----------   ----------
Net sales                          $  175,924    $   20,647    $   25,711   $        -   $  222,282
Operating income (loss)                35,919         1,440        (2,928)      (3,561)      30,870
Capital / license expenditures          2,981         2,018            10            6        5,015
Depreciation and amortization           2,355           498            37          140        3,030

                                     North                                  Corporate/
        August 31, 2002             American    International    Tactica       Other       Total
        ---------------            ----------   -------------  ----------   ----------   ----------
Net sales                          $  155,622    $   10,427    $   47,492   $        -   $  213,541
Operating income (loss)                19,188        (1,065)        5,321       (1,159)      22,285
Capital / license expenditures          1,141            61           137            -        1,339
Depreciation and amortization           2,205           691            57          378        3,331

Identifiable assets at August 31, 2003 and February 28, 2003 were as follows:

                                 (IN THOUSANDS)

                                      North                                 Corporate/
                                    American    International    Tactica       Other       Total
                                   ----------   -------------  ----------   ----------   ----------
August 31, 2003                    $  368,057    $   36,479    $   30,899   $   15,570   $  451,005
February 28, 2003                     337,596        26,049        27,928       14,056      405,629

                  The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hair and skin care products, hairbrushes, combs, and decorative hair accessories in the United States and Canada. The International segment sells hair care appliances, personal care appliances, hair and skin care products, hairbrushes, combs, and decorative hair accessories in other countries. Tactica sells a variety of personal care and other consumer products directly to customers and to retailers. The column above entitled "Corporate/Other" contains items not allocated to any specific operating segment.

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

NOTE 6 - The Hong Kong Inland Revenue Department ("IRD") has assessed $6,753,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. If the IRD were to assert the same position for later years and that position were to prevail, the resulting tax liability would total approximately $ 38,980,000 for fiscal 1995 through the fiscal quarter ended August 31, 2003. The Company has recorded a liability for the IRD's claims and potential claims, based on consultations with outside Hong Kong tax counsel as to the probability that some or all of the IRD's claims prevail. Although the ultimate resolution of the IRD's claims and potential claims cannot be predicted with certainty, management believes that adequate provision has been made in the consolidated condensed financial statements for the resolution of those claims. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, the Company purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of August 31, 2003 and February 28, 2003, the tax reserve certificates were valued at $ 3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. The value of the tax reserve certificates comprises part of the amounts reported on the line entitled "Other assets" on the Company's August 31, 2003 and February 28, 2003 condensed consolidated balance sheets.

                  The United States Internal Revenue Service ("IRS") has audited the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS proposed adjustments to those returns. If the IRS's positions with respect to those adjustments were to prevail, the resulting tax liability could total $ 7,500,000. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision for the proposed adjustments has been made in the Company's condensed consolidated financial statements as of August 31, 2003 and February 28, 2003. The IRS also is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any material adjustments to these returns. The Company cannot predict with certainty the results of the IRS audits for these years.

NOTE 7 - Helen of Troy's consolidated results of operations for the three-month and six-month periods ended August 31, 2003 and 2002 include 100 percent of the net earnings and losses of Tactica International, Inc. ("Tactica"), a subsidiary in which Helen of Troy owns a 55 percent interest. Because Tactica had accumulated a net deficit at the time that Helen of Troy acquired its interest and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, Helen of Troy will include 100 percent of Tactica's net earnings and losses in its consolidated income statement until Tactica's accumulated deficit is eliminated. At August 31, 2003, Tactica's accumulated deficit remaining to be eliminated was approximately $ 3,561,000. Helen of Troy's 55 percent share of this deficit totals $ 1,960,000, with the minority interest totaling $ 1,601,000. The Company will continue to recognize all of Tactica's net income or loss until such time as Tactica's accumulated deficit is fully recovered.

NOTE 8 - In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has performed the analysis required by SFAS 142 and has determined that none of its goodwill is impaired.

                  The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets, other than goodwill.

                        INTANGIBLE ASSETS (IN THOUSANDS)

                                August 31, 2003                         February 28, 2003
                     ------------------------------------      -----------------------------------
                       Gross                        Net         Gross                       Net
                     Carrying    Accumulated     Carrying      Carrying    Accumulated    Carrying
                      Amount     Amortization     Amount        Amount     Amortization    Amount
                     --------    ------------    --------      --------    ------------   --------
Licenses (a)         $ 37,566     $ (10,938)     $ 26,628      $ 37,566     $ (10,194)    $ 27,372
Trademarks (a)         17,259          (213)       17,046        17,259          (211)      17,048

(a) August 31, 2003 and February 28, 2003 gross and net carrying amounts include $ 16,920,000 of trademarks and $ 18,000,000 of licenses not subject to amortization.

                  The following table summarizes the amortization expense attributable to intangible assets for the three and six months ending August 31, 2003 and 2002, as well as estimated amortization expense for the fiscal years ending the last day of February 2004 through 2009.

                                                      Three months ended August 31,    Six months ended August 31,
                                                       2003                  2002       2003                 2002
                                                       ----                  ----       ----                 ----
Aggregate amortization expense (in thousands)         $  384                 $ 331      $ 746                $ 683

Estimated Amortization Expense (in thousands):

For the fiscal years ended
--------------------------
February 2004                                     $ 1,450
February 2005                                       1,450
February 2006                                       1,450
February 2007                                       1,450
February 2008                                       1,040
February 2009                                         834

NOTE 9 - The consolidated group's parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

                  The $ 55,000,000 reflected as "Long-term debt" in our consolidated condensed balance sheets as of August 31, 2003 and February 28, 2003, represents senior notes issued by one of the Company's U.S. subsidiaries. The consolidated group's parent company, located in Bermuda, one of its subsidiaries located in Barbados, and three of its U.S. subsidiaries guarantee the senior notes on a joint and several basis.

                  Helen of Troy Limited, the parent company of the consolidated group, has guaranteed a commitment of its subsidiary based in the United Kingdom (the "UK subsidiary"). Under this guarantee arrangement with a marketing company used by the UK subsidiary, the parent company guaranteed up to 600,000 British Pounds on behalf of the UK subsidiary. No liability is recorded on the August 31, 2003 and February 28, 2003 Consolidated Condensed Balance Sheets for the parent company guarantee on behalf of the UK subsidiary.

                  Tactica leases office space in New York City. One of the Company's U.S. subsidiaries has issued a $389,000 standby letter of credit to the lessor. The lessor may draw funds from the standby letter of credit if Tactica fails to meet its obligations under the lease. The standby letter of credit decreases to $195,000 on April 30, 2005 and expires on the same date as the related lease, February 27, 2006.

                  The Company's products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established an accrual of approximately
                  $ 3,282,000  and $ 3,263,000 as of August 31, 2003 and
                  February 28, 2003, respectively, to cover future warranty costs. The Company estimates its warranty accrual using historical trends. The Company believes that these trends are the most reliable method by which it can estimate its warranty liability. The following table summarizes the activity in the Company's accrual for the fiscal quarter ended August 31, 2003 and fiscal year ended February 28, 2003:


                          ACCRUAL FOR WARRANTY RETURNS
                                 (IN THOUSANDS)

                                                                         Reduction of
                                                                          Accrual--
                                           Beginning       Additions     Payments and      Ending
Period ended                                Balance       to Accrual    Credits Issued     Balance
------------                               ---------      ----------    ---------------    -------
August 31, 2003 (Three Months)             $ 2,894        $    3,514        $ 3,126        $ 3,282
August 31, 2003 (Six Months)                 3,263             6,839          6,820          3,282
February 28, 2003 (Twelve Months)            3,428            12,408         12,573          3,263

                  Our contractual obligations and commercial commitments as of August 31, 2003 were:

                             PAYMENTS DUE BY PERIOD
                                 (IN THOUSANDS)

                                                                                                         After
    Contractual Obligations                  Total     1 year   2 years   3 years   4 years   5 years   5 years
    -----------------------                  ------   -------   -------   -------   -------   -------   -------
Long-term debt                             $ 55,000   $     -   $10,000   $10,000   $10,000   $13,000   $12,000
Open purchase orders - inventory             51,470    51,470         -         -         -         -         -
Minimum royalty payments                     21,784     4,312     3,473     2,775     2,653     2,644     5,927
Advertising and promotional
  commitments                                21,242     5,907     6,211     3,031     1,474       888     3,731
Operating leases                              3,897     1,552     1,318       849       178         -         -
Purchase and implementation of
  enterprise resource planning
  (ERP) system                                3,718     3,718         -         -         -         -         -
Other                                         1,570       362       362       363       362       121         -
                                           --------   -------   -------   -------   -------   -------   -------
Total contractual obligations              $158,681   $67,321   $21,364   $17,018   $14,667   $16,653   $21,658
                                           ========   =======   =======   =======   =======   =======   =======

NOTE 10 -         The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for the Company's stock option plans or its stock purchase plan.

                  The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended August 31, 2003 and 2002, respectively, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                   PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three months ended August 31,     Six months ended August 31,
                                                        2003                 2002         2003               2002
                                                        ----                 ----         ----               ----
Net Income:                 As Reported               $ 13,098              $ 8,876     $ 27,942           $ 15,467
                              Fair-value cost            2,956                2,321        4,797              4,306
                                                      --------              -------     --------           --------
                            Proforma                  $ 10,142              $ 6,555     $ 23,145           $ 11,161
                                                      ========              =======     ========           ========
Earnings per share:
                  Basic:    As Reported               $   0.46              $  0.31     $   0.99           $   0.55
                            Proforma                      0.36                 0.23         0.82               0.40

                  Diluted:  As Reported               $   0.42              $  0.30     $   0.92           $   0.52
                            Proforma                      0.33                 0.22         0.76               0.38

                  Under stock option and restricted stock plans adopted in 1994 and 1998 (the "1994 Plan" and the "1998 Plan," respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. At August 31, 2003 and February 28, 2003, 435,661 and 1,257,226 shares respectively, remained available for future grants under these plans.

                  Under a stock option plan for non-employee directors (the "Directors' Plan"), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. The Company grants options under the Directors' Plan at a price equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Directors' Plan vest one year from their date of issuance and expire ten years after issuance. At August 31, 2003 and February 28, 2003, 472,000 and 512,000 shares respectively, remained available for future grants under this plan.

                  In fiscal 1999, the Company's shareholders approved an employee stock purchase plan (the "Stock Purchase Plan") under which 500,000 shares of common stock are reserved for issuance to the Company's employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize the Company to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company's common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock's fair market value on either the first day of each option period or the last day of each period. During the second quarter of fiscal 2004, plan participants acquired 6,099 shares at an average price of $ 11.91 per share from the Company under the stock purchase plan. At August 31, 2003 and February 28, 2003, 377,921 and 384,020 shares respectively, remained available for future purchases under this plan.

NOTE 11 -         The following table is a summary by operating segment of the
                  Company's goodwill balances as of August 31, 2003 and February
                  28, 2003.

               TOTAL GOODWILL BY OPERATING SEGMENT (IN THOUSANDS)

                                         August 31, 2003                        February 28, 2003
                              -----------------------------------     ------------------------------------
                               Gross                        Net        Gross                        Net
                              Carrying   Accumulated     Carrying     Carrying     Accumulated    Carrying
                               Amount    Amortization     Amount       Amount      Amortization    Amount
                              --------   ------------    --------     --------     ------------   --------
Operating Segment:
     North America            $ 42,212   $    (7,792)    $ 34,420     $ 42,212     $    (7,792)   $ 34,420
     International               1,081          (433)         648        1,081            (433)        648
     Tactica                     6,103          (404)       5,699        6,103            (404)      5,699
                              --------   -----------     --------     --------     -----------    --------
         Total                $ 49,396   $    (8,629)    $ 40,767     $ 49,396     $    (8,629)   $ 40,767
                              ========   ===========     ========     ========     ===========    ========

NOTE 12 -         On October 21, 2002, the Company acquired from The Procter &
                  Gamble Company the right to sell products under six trademarks. The Company acquired all rights to the trademarks and certain rights to the formulas and production processes for four of the six trademarks; Ammens(R), Vitalis(R), Condition 3-in-1(R), and Final Net(R). The Procter & Gamble
                  Company assigned to the Company its rights under licenses to sell products bearing the other two trademarks; Sea Breeze(R) and Vitapointe(R). The Sea Breeze(R) license is perpetual. The
                  Company has completed its analysis of the economic lives of the trademarks acquired and is of the initial belief that these trademarks have indefinite economic lives except for the Vitapointe(R) license. The Company has determined that the license covering the Vitapointe(R) trademark has an economic life equal to its initial term through December 2010 and is currently amortizing the intangible asset over that period.
                  The Company recorded amortization expense during the three and six months ended August 31, 2003 of $ 32,000 and $ 64,000, respectively.

NOTE 13- During the fiscal year ended February 28, 2003, the Company entered into nonmonetary transactions in which it exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, the Company recorded both sales and cost of goods sold equal to the inventory's net book value. The Company used approximately $600,000 of the credits during the fiscal year ending 2003 and expects to use the remaining advertising credits acquired by the end of fiscal year 2004. The remaining credits are valued at $ 2,501,000 on the Company's Consolidated Condensed Balance Sheets at August 31, 2003 and February 28, 2003 and are included in the line item entitled "Prepaid expenses."

NOTE 14- The Company's functional currency is the U.S. Dollar. Because it operates internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales and certain inventory purchases. As a result of such transactions, portions of the Company's cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three- and six-month periods ended August 31, 2003 and 2002, the Company transacted 11%, 10%, 5%, and 5% respectively, of its sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound and the Euro. The Company makes most of its inventory purchases from the Far East and uses the U.S. Dollar for such purchases.

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

         The line item entitled "Other income (net)" in the Consolidated Condensed Statements of Income and Comprehensive Income includes
         $ 467,000 of income for the quarter ended August 31, 2003 and $ 230,000 of income for the six months ended August 31, 2003 associated with hedges of foreign currency risk related to the contracts entered into during the six month periods ended August 31, 2003. The $ 467,000 of income is comprised of $ 53,000 of expense resulting from changes in "spot" exchange rates during the quarter ended August 31, 2003 and the remaining $ 520,000 of income is due to changes in the time value of the forward contracts. For the six months ended August 31, 2003 the $ 230,000 of income is comprised of $ 76,000 of expense resulting from changes in "spot" exchange rates and the remaining $ 306,000 of income is due to changes in the time value of the forward contracts.

         Current cash flows hedged by the Company's outstanding forward contracts total $ 5,000,000 in British Pounds and $ 2,500,000 in Euros. The anticipated sales are forecasted to occur during the twelve months ending February 28, 2004. Changes in "spot" exchange rates have increased the value of Euro contracts by $ 8,500 and British Pound contracts by $ 297,500 since their inception. These amounts are recorded against Other Comprehensive Income ("OCI") for the three and six months ended August 31, 2003 as $ 520,000 of Comprehensive Income and $ 214,000 of Comprehensive Expense, respectively. The cumulative
         $ 306,000 is the entire amount reflected as OCI and Accumulated OCI in the Company's August 31, 2003 Consolidated Condensed Statement of Comprehensive Income and Consolidated Condensed Balance Sheets, respectively. The Company expects to reclassify the $ 306,000 amount recorded as OCI against "Other income, net" as the forecasted transactions close out over the remaining balance of their terms.

NOTE 15- In the first quarter of fiscal 2004, the Company recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters. This income is included in the line item entitled "Other income, net" in the Consolidated Condensed Statements of Income for the six months ended August 31, 2003.

NOTE 16- On September 22, 2003, certain subsidiaries of the Company entered into a new credit facility with the Bank of America for $ 50,000,000 to facilitate short-term borrowings and the issuance of letters of credit. All borrowings are at interest equal to the higher of the Federal Funds Rate plus 0.50% or the Bank of America's prime; or upon timely election by the Company, on the respective 1, 2, 3, or 6 month LIBOR rate plus 0.75% (based upon the term of the borrowing).

         The line allows for issuance of letters of credit up to $ 10,000,000, which will reduce the maximum credit line borrowing limit dollar for dollar. The credit facility expires in September of 2004. The new agreement contains covenants and requires maintenance of certain Debt/EBITDA and fixed charge coverage ratios customary to loan facilities of this nature. The new credit facility has been fully guaranteed, on a joint and several basis, by our parent company, located in Bermuda and certain U.S. subsidiaries. As mentioned in Note 17 below, the Company used $ 32,000,000 of this line to fund the acquisition of the Brut(R) family of products from Unilever.

NOTE 17- On September 29, 2003, the Company issued a press release announcing that it had received all required regulatory approvals and completed the transaction to acquire certain assets related to the North American, Latin American, and Caribbean production and distribution of Brut(R) fragrances, deodorants and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, related finished goods inventories, distribution rights, and customer lists. The Company paid $ 55,000,000 in cash in the transaction. The transaction was funded by drawing $ 32,000,000 against a new $ 50,000,000 short-term credit facility with Bank of America, and the balance funded out of the Company's cash on hand.

         The Company is in the process of completing its analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price. Our initial belief is that most of the purchase price will be allocated to assets having indefinite economic lives. The Company expects to complete its analysis at some time during the late third fiscal quarter or early fourth fiscal quarter of 2004. Depending on the results of this analysis, the Company might, in future periods, record amortization expense on one or more of the intangible assets associated with the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled Information Relating to Forward-Looking Statements and in the Company's most recent report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED AUGUST 31, 2003 TO QUARTER ENDED AUGUST 31, 2002

consolidated sales and gross profit margins

         Our net sales for the three months ended August 31, 2003 improved
4.3 percent or $ 4,724,000 versus the three months ended August 31, 2002. Net sales increased in our North American and International operating segments, while our Tactica segment's net sales decreased.

         Net sales in the North American segment grew $ 10,844,000, or 13 percent for the three months ended August 31, 2003 versus the same period a year earlier. In October 2002, we acquired six brands from The Procter & Gamble Company which comprise the majority of our liquid and powder hair and skin care products. Sales of these products resulted in $ 7,664,000 of sales growth in the three months ended August 31, 2003 and accounted for 71 percent of the quarter's growth in the North American segment. We entered the hair and skin care products market during the third quarter of the prior fiscal year; therefore, net sales figures for the three months ended August 31, 2002 include no sales of such products. Exclusive of liquid and powder hair and skin care product sales, our North American segment grew $ 3,180,000, or 3.8 percent, over the same period last year. This growth resulted from increased sales of existing product lines that have been enhanced with new technologies and features. Examples include hair care appliances utilizing ionic and ceramic technology, rather than traditional heating surfaces. We also experienced increased sales in our Hot Tools and Wigo brands through our professional distribution channel, and in our Vidal Sassoon(R), Revlon(R) and Dr. Scholl's(R) line of products sold at retail.

         Our International segment's sales for the three month period ended August 31, 2003 grew by 74 percent, or $ 4,575,000, compared to the same period a year earlier. Increased sales in the United Kingdom and France accounted for most of this quarter's International segment sales growth. Also contributing to International growth has been the strengthening of the British Pound and the Euro versus the U.S. Dollar which provided approximately $ 400,000 of additional sales dollars for this quarter. In addition to the contributions to North American segment's sales, as discussed above, liquid and powder hair and skin care sales also contributed to the International segment's sales growth. These sales produced $ 2,524,000 of sales growth in the International segment which accounted for 55 percent of the segment's total growth. International sales, excluding liquid and powder hair and skin care sales increased $ 2,051,000 or 33 percent.

         The Tactica operating segment experienced a $ 10,695,000, or 51 percent, decrease in its net sales during the three months ended August 31, 2003, versus the three months ended August 31, 2002. Sales decreases in Tactica were primarily due to a reduction in sales of Epil-Stop products that were a large part of sales last year, and general softness of demand for products sold through television infomercials. Sales were also negatively impacted by new product supply shortages, principally due to demand exceeding planned supply, which created an order backlog in excess of $ 4,000,000 at quarter end. It is likely that some of this backlog will be cancelled in the normal course of business, with the balance of the backlog producing sales in our third quarter of this year. The extent of the impact of cancellations and delayed sales on future quarters is indeterminate at the time of this report.

         Consolidated gross profit, as a percentage of sales for the quarter ended August 31, 2003, was consistent with the prior year's quarter ended August 31, 2002, holding at 45.8 for both quarters. North American and International segment gross profit margins increased significantly primarily due to a favorable change in the mix of products sold and our ability to source product more efficiently. The North American segment also experienced a lower volume of closeout sales with higher gross margins as compared to a higher volume of closeout sales with lower margins during the same period last year. The North American segment's gross profit also benefited from the addition of the six brands acquired from Procter & Gamble Company which produce higher gross margins than the remainder of the segment. The International gross margin also benefited from the strengthening of the Euro and the British Pound. The North American and International segment gross margin increases were offset by Tactica's decline in gross margins and lower sales volume.

Selling, general, and administrative expenses

         Comparing the second quarter of fiscal 2003 to the second quarter of fiscal 2004, selling, general, and administrative expenses, expressed as a percentage of net sales, decreased from 34.8 to 33.1 percent. This decrease is due to lower royalty expense being partially offset by increases in freight out, payroll, insurance and warehouse storage costs. Additionally, we experienced foreign currency exchange losses of ($ 653,000) versus gains of $ 673,000 during the same period a year earlier. The exchange rate losses in the quarter ended August 31, 2003 were primarily due to the U.S. Dollar's strength versus the British Pound and the Euro. The exchange rate gains in the quarter ended August 31, 2002 were primarily due to the U.S. Dollar's weakness versus the British Pound and the Euro.

Interest expense and other income / expense

         Interest expense for the quarter ended August 31, 2003 increased slightly compared with the quarter ended August 31, 2002, increasing to $956,000 from $ 953,000.

         Other income for the quarter ended August 31, 2003 was $ 699,000 compared with $ 415,000 for the quarter ended August 31, 2002. Interest income was $ 352,000 lower for the quarter ended August 31, 2003 versus the quarter ended August 31, 2002. The drop in interest was due to less investable cash and reduced interest rates. The Company had realized and unrealized gains on securities of $ 247,000 for the quarter ended August 31, 2003 versus a loss, both realized and unrealized on securities of $ 281,000 for the quarter ended August 31, 2002.

Income tax expense

         In the second quarter of fiscal 2004, our income tax expense was
9.1 percent of earnings before income taxes, as opposed to 24.4 percent in the second quarter of fiscal 2003. Tactica incurs a total income tax rate of approximately 45 percent, versus approximately 18 percent for our other two segments combined and Tactica's current quarter's operating loss of $ 3,303,000 and resulting tax benefit caused a reduction in our overall tax rate. Tactica does not qualify to join the Company's consolidated tax filing and thus files separate U.S. federal, state and local tax returns.

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 2003 TO SIX MONTHS ENDED
AUGUST 31, 2002

Consolidated Sales and Gross Profit Margins

         Our net sales for the six months ended August 31, 2003 improved
4.1 percent or $ 8,741,000 versus the six months ended August 31, 2002. Net sales increased in our North American and International operating segments, while our Tactica segment's net sales decreased.

         Net sales in the North American segment grew $ 20,302,000, or 13 percent for the six months ended August 31, 2003 versus the same period a year earlier. In October 2002, we acquired six brands from The Procter & Gamble Company which comprise the majority of our liquid and powder hair and skin care products. Sales of these products resulted in $ 15,698,000 of sales in the six months ended August 31, 2003 and accounted for 77 percent of the growth in the North American segment during this period.

We entered the hair and skin care products market during the third quarter of the prior fiscal year; therefore, net sales figures for the six months ended August 31, 2002 included no sales of such products. Exclusive of the liquid and powder hair and skin care product sales, our North American segment grew $4,604,000, or 3 percent, over the same period last year. This growth resulted from increased sales of existing product lines that have been enhanced with new technologies and features. Examples include hair care appliances utilizing ionic and ceramic technology, rather than traditional heating surfaces. We also experienced increased sales in our Hot Tools and Wigo brands through our professional distribution channel, and in our Vidal Sassoon(R), Revlon(R), Sunbeam(R) and Dr. Scholl's(R) line of products sold at retail.

         Our International segment's sales for the six month period ended August 31, 2003 grew by 98 percent, or $ 10,220,000, compared to the same period a year earlier. Increased sales in the United Kingdom and France accounted for most of this year's International segment sales growth. In addition to the contributions to the North American segment's sales, as discussed, liquid and powder hair and skin care sales also contributed to the International segment's sales growth. These sales produced $ 3,585,000 of sales growth in the International segment which accounted for 35 percent of the segment's total growth. International sales, excluding liquid and powder hair and skin care sales, increased $6,635,000 or 64 percent.

         The Tactica operating segment experienced a $ 21,781,000, or 46 percent, decrease in its net sales during the six months ended August 31, 2003, versus the six months ended August 31, 2002. Sales decreases in Tactica were primarily due to a reduction in sales of Epil-Stop products that were a large part of sales last year, and general softness of demand for products sold through television infomercials. Sales were also negatively impacted by new product supply shortages, principally due to demand exceeding planned supply, which created an order backlog in excess of $ 4,000,000 at quarter end. It is likely that some of this backlog will be cancelled in the normal course of business, with the balance of the backlog producing sales in our third quarter of this year. The extent of the impact of cancellations and delayed sales on future quarters is indeterminate at the time of this report.

         Consolidated gross profit, as a percentage of sales for the six months ended August 31, 2003, rose as compared with the prior six months ended August 31, 2002, increasing from 47 percent to 47.6 percent. North American and International segment gross profit margins increased significantly primarily due to a favorable change in the mix of products sold and our ability to source product more efficiently. The North American segment also experienced a lower volume of closeout sales with higher gross margins as compared to a high volume of closeout sales with low margins during the same period last year. The North American segment's gross profit also benefited from the addition of the Idelle Labs division that produces higher gross margins than the remainder of the segment. The North American and International segment gross margin increases were offset partially by Tactica's decline in gross margins and lower sales volume.

Selling, general, and administrative expenses

         Comparing the first six months of fiscal 2003 to the first six months of fiscal 2004, selling, general, and administrative expenses, expressed as a percentage of net sales, decreased from 36.6 to 33.7 percent. This decrease is due to lower royalty expense being partially offset by increases in freight out, payroll, insurance and warehouse storage costs. Additionally, we experienced foreign currency exchange losses of ($ 87,000) versus gains of $ 926,000 during the same period a year earlier. The exchange rate losses in the six months ended August 31, 2003 were primarily due to the U.S. Dollar's strength versus the British Pound and the Euro. The exchange rate gains in the six months ended August 31, 2002 were primarily due to the U.S. Dollar's weakness versus the British Pound and the Euro.

Interest expense and other income / expense

         Interest expense for the six months ended August 31, 2003 decreased slightly compared with the six months ended August 31, 2002, decreasing to $1,965,000 from $ 2,020,000.

         Other income for the six months ended August 31, 2003 was $ 3,587,000 compared with $ 728,000 for the six months ended August 31, 2002. Interest income was $ 418,000 lower for the six months ended August 31, 2003 versus the six months ended August 31, 2002. The drop in interest was due to less investable cash and reduced interest rates. The Company had realized and unrealized gains on securities of $ 200,000 in the six months ended August 31, 2003 versus a loss, both realized and unrealized gains on securities of $ 281,000 for the six months ended August 31, 2002. As discussed in Note 15, the Company recorded other income of $ 2,600,000 during the six months ended August 31, 2003 in connection with the settlement of two litigation issues.

Income tax expense

         In the six months ended August 31, 2003, our income tax expense was 14 percent of earnings before income taxes, as opposed to 26.3 percent for the six months ended August 31, 2002. Tactica incurs a total income tax rate of approximately 45 percent, versus approximately 18 percent for our other two segments combined and Tactica's operating loss of $ 2,928,000 for the six months ended August 31, 2003 and resulting tax benefit caused a reduction in our overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash balance was $ 33,395,000 at August 31, 2003 compared to $47,837,000 at February 28, 2003. Operating activities utilized $ 11,146,000 of cash during the first six months of fiscal 2004, compared to generating $19,405,000 during the first six months of fiscal 2003. The production of net income of $ 27,942,000 along with an increase in accounts payable of $10,528,000 offset by an increase in accounts receivable of $ 21,441,000 and increased inventory of $ 35,088,000 were the major reasons $ 11,146,000 of cash was utilized in operating activities. The inventory increase of $ 35,088,000 was due to $ 5,200,000 of inventory associated with our new liquid and powder hair and skin care business and the remainder of the inventory increase is in anticipation of the fall and holiday selling season. Investing activities used $5,272,000 of cash during the six months ended August 31, 2003. Of the $5,272,000, $ 1,915,000 was for the acquisition of a new office facility in the UK and $ 2,175,000 was associated with costs incurred in the conversion to a new integrated data processing system scheduled to go live in the first quarter of fiscal 2005. Financing activities provided $ 1,976,000 due to the exercise of stock options.

         Our working capital balance increased to $ 203,459,000 at August 31, 2003 from $ 173,809,000 at February 28, 2003. Our current ratio decreased slightly from 3.85 at February 28, 2003 to 3.67 at August 31, 2003. The increase in our working capital was largely due to the increase in accounts receivable and inventory levels offset partially by a smaller increase in accounts payable and income taxes payable.

         In connection with the acquisition of a 55 percent interest in Tactica, we loaned $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $ 4,562,000 and $ 4,409,000 at August 31, 2003 and February 28, 2003, respectively. These amounts are included in "Other assets" on the Consolidated Condensed Balance Sheets.

         The Company maintains a revolving line of credit with a bank to facilitate short-term borrowings and the issuance of letters of credit. This line of credit allows borrowings totaling $ 25,000,000, charges interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA). This facility, which was originally set to expire on August 31, 2003, was extended through October 30, 2003. At August 31, 2003 the interest rate charged under the line of credit was 2.11 percent. This existing line of credit allows for the issuance of letters of credit of up to $7,000,000. Any outstanding letters of credit reduce the existing $ 25,000,000 maximum borrowing limit on a dollar-for-dollar basis. At August 31, 2003, there were no borrowings under this line of credit and outstanding letters of credit totaled $5,115,000.

         On September 22, 2003, certain subsidiaries entered into a new credit facility with Bank of America in the amount of $ 50,000,000 to facilitate additional short-term borrowings and the issuance of letters of credit. All borrowings are at interest rates equal to the higher of the Federal Funds Rate plus 0.50% or the Bank of America's prime; or upon timely election by the Company, on the respective 1, 2, 3, or 6 month LIBOR rate plus 0.75% (based upon the term of the borrowing).

The line allows for issuance of letters of credit up to $ 10,000,000, which will reduce the maximum credit line borrowing limit dollar for dollar. The credit facility expires in September of 2004. On September 29, 2003, the Company used $32,000,000 of this line to fund the acquisition of the Brut(R) family of products from Unilever.

         Both the existing and new credit agreements require the maintenance of certain Debt/EBITDA, and fixed charge coverage ratios, and other customary covenants common to loan facilities of this nature. Both agreements have also been fully guaranteed, on a joint and several basis, by our parent company, located in Bermuda and certain U.S. subsidiaries.

         Our contractual obligations and commercial commitments as of August 31, 2003 were:

                             PAYMENTS DUE BY PERIOD
                                 (IN THOUSANDS)

                                                                                                       After
     Contractual Obligations         Total     1 year     2 years    3 years    4 years    5 years    6 years
--------------------------------   --------   --------   --------   --------   --------   --------   --------
Long-term debt                     $ 55,000   $      -   $ 10,000   $ 10,000   $ 10,000   $ 13,000   $ 12,000
Open purchase orders - inventory     51,470     51,470          -          -          -          -          -
Minimum royalty payments             21,784      4,312      3,473      2,775      2,653      2,644      5,927
Advertising and promotional
   commitments                       21,242      5,907      6,211      3,031      1,474        888      3,731
Operating leases                      3,897      1,552      1,318        849        178          -          -
Purchase and implementation of
   enterprise resource planning
  (ERP) system                        3,718      3,718          -          -          -          -          -
Other                                 1,570        362        362        363        362        121          -
                                   --------   --------   --------   --------   --------   --------   --------
Total contractual obligations      $158,681   $ 67,321   $ 21,364   $ 17,018   $ 14,667   $ 16,653   $ 21,658
                                   ========   ========   ========   ========   ========   ========   ========

         We do not engage in any activities involving special purpose entities or off-balance sheet financing.

         Under a June 2003 Board of Directors resolution, the Company may repurchase up to a total of 3,000,000 shares of its common stock over a period extending to May 31, 2006. In September 2003, pursuant to this resolution, the Company repurchased 81,800 shares of stock for $ 2,025,000, for a $ 24.76 per share average price.

         Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's foreseeable short and long-term liquidity requirements. We expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Additionally, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

         On October 2, 2003 the Company announced that it has started evaluating strategic alternatives for its investment in Tactica with a view towards maximizing shareholder value. These alternatives include a possible sale of all or a partial interest in Tactica. There can be no assurance that any transaction involving Tactica will occur, or that the impact of such a sale will have a favorable effect on the Company's liquidity.

         INCOME TAXES

         The Hong Kong Inland Revenue Department ("IRD") has assessed
$6,753,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. If the IRD were to assert the same position for later years and that position were to prevail, the resulting tax liability would total approximately $ 38,980,000 for fiscal 1995 through the fiscal quarter ended August 31, 2003. We have recorded a liability for the IRD's claims and potential claims, based on consultations with outside Hong Kong tax counsel as to the probability that some or all of the IRD's claims prevail. Although the ultimate resolution of the IRD's claims and potential claims cannot be predicted with certainty, we believe that an adequate provision has been made in the financial statements for the resolution of those claims. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, we purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of August 31, 2003 and February 28, 2003, the tax reserve certificates were valued at $ 3,282,000 (U.S.), or approximately
49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. The value of the tax reserve certificates comprises part of the amounts reported on the line entitled "Other assets" on the Company's August 31, 2003 and February 28, 2003 Consolidated Condensed Balance Sheets.

         The United States Internal Revenue Service ("IRS") has audited the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS has proposed adjustments to those returns. If the IRS's positions with respect to those adjustments were to prevail, the resulting tax liability could total $ 7,500,000. We are vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, we are of the opinion that adequate provision for the adjustments proposed has been made in our Condensed Consolidated Financial Statements. The IRS also is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any material adjustments to these returns. We cannot predict with certainty the results of the IRS audits for these years.

         PROPOSED UNITED STATES FEDERAL INCOME TAX LEGISLATION

         Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company's consolidated financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a portion of our income not being subject to taxation in the United States. If such income were subject to United States federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the United States Congress that, if enacted into law, could adversely affect our United States federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject all of our income to United States income taxes, thereby reducing our net income. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates in 2001 and under certain conditions thereafter, but would limit the deductibility of certain intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the United States Treasury Department has issued a study of restructurings such as ours, which concluded in part that additional limitations should be imposed on the deductibility of certain inter-company transactions. It is not currently possible to predict whether any legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the Treasury Department's study. However, there is a risk that new laws in the United States, or elsewhere, could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our consolidated financial position and profitability.

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

     CONSOLIDATION OF TACTICA - In March 2000 (fiscal 2001), we acquired a
55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Condensed Consolidated Statements of Income for the three months and six months ended August 31, 2003 and 2002 include 100 percent of Tactica's net income and losses for those periods. We will continue to recognize all of Tactica's net income or loss until Tactica's accumulated deficit is extinguished. At August 31, 2003, Tactica's accumulated deficit totaled $ 3,561,000.

     INCOME TAXES - The Inland Revenue Department (the "IRD") in Hong Kong assessed tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1990 through 1997. During fiscal 2003, we came to an agreement with the IRD, settling its assessment for fiscal 1990 through 1994 for approximately 56 percent of the amount originally assessed. The IRD has assessed $ 6,753,000 in tax on certain profits of the Company's foreign subsidiaries for the fiscal years 1995 through 1997. In connection with the IRD's tax assessment for the fiscal years 1995 through 1997, the Company also purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of August 31, 2003 and February 28, 2003, the tax reserve certificates were valued at $ 3,282,000 (U.S.), or approximately
49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. If the IRD's position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $38,980,000 (U.S.) for the period from fiscal 1995 through August 31, 2003. The ultimate resolution of the remaining IRD claims cannot be predicted with certainty. However, we have recorded a liability for the IRD's claims, based on consultations with outside Hong Kong tax counsel as to the probability that some or all of the IRD's claims prevail. Such liability is included in "Income taxes payable" on the Consolidated Condensed Balance Sheets.

     The United States Internal Revenue Service ("IRS") has audited the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS has proposed adjustments to those returns. If the IRS's positions with respect to those adjustments were to prevail, the resulting tax liability could total $ 7,500,000. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, we are of the opinion that adequate provision for the adjustments proposed has been made in our Condensed Consolidated Financial Statements. The IRS also is auditing the U.S. federal tax returns of the Company's largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any material adjustments to these returns. The Company cannot predict with certainty the results of the IRS audits for these years.

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

     ECONOMIC USEFUL LIFE OF INTANGIBLE ASSETS - We apply SFAS 142 in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset's economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We completed our analysis of the useful economic lives of our intangible assets during the first quarter of fiscal 2004 and determined that the useful lives currently being used to determine amortization of each asset are appropriate.

         In addition to the above policies, several other policies, including policies governing the timing of revenue recognition, are important to the preparation of our financial statements, but do not meet the definition of critical accounting policies because they do not involve subjective or complex judgments.

         INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Factors that could cause actual results to differ from those anticipated include:

            -  general industry conditions and competition,


            -  credit risks,

            - the Company's, or its operating segments', material reliance on individual customers or small numbers of customers,

            -  the Company's material reliance on certain trademarks,

            - the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

            -  the impact of other current and future laws and regulations,

            - the results of our disagreement with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

            - any future disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

            - risks associated with inventory, including potential obsolescence,

            -  risks associated with new products and new product lines,

            - risks associated with the Company's material reliance on certain manufacturers for a significant portion of its production needs,

            -  risks associated with operating in foreign jurisdictions,

            -  foreign currency exchange losses,

            -  worldwide and domestic economic conditions,

            -  uninsured losses,

            -  reliance on computer systems,

            -  management's reliance on the representations of third parties,

            -  risks associated with new business ventures and acquisitions,

            -  risks associated with investments in equity securities, and

            - the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including this report.

         NEW ACCOUNTING GUIDANCE

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") by providing alternative methods of transition to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of stock compensation information, including the method used to account for stock-based compensation and the effects of that method on reported financial results in interim, as well as annual, financial statements. The Company accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, it recognizes no compensation expense in our financial statements for stock options issued with exercise prices that equal or exceed the cost of our common stock on the date such options are issued. As a result, the Company does not expect the provisions of SFAS 148 covering the transition to fair-value method accounting for stock-based compensation to affect its financial statements.

         The following table sets forth the computation of basic and diluted earnings per share for the three months and six months months ended August 31, 2003 and August 31, 2002, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                   PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three months ended August 31,   Six months ended August 31,
                                                        2003       2002                2003       2002
                                                      --------   --------            --------   --------
Net Income:                  As Reported              $ 13,098   $  8,876            $ 27,942   $ 15,467
                               Fair-value cost           2,956      2,321               4,797      4,306
                                                      --------   --------            --------   --------
                             Proforma                 $ 10,142   $  6,555            $ 23,145   $ 11,161
                                                      ========   ========            ========   ========
Earnings per share:
                  Basic:     As Reported              $   0.46   $   0.31            $   0.99   $   0.55
                             Proforma                     0.36       0.23                0.82       0.40

                  Diluted:   As Reported              $   0.42   $   0.30            $   0.92   $   0.52
                             Proforma                     0.33       0.22                0.76       0.38

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a guarantor record a liability for and disclose certain types of guarantees. For certain other guarantees, FIN 45 requires only disclosure in the notes to the financial statements. The Company has not made any of the types of guarantees for which FIN 45 requires that a liability be recorded. However, certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FIN 45 requires disclosure of these guarantees, of the Company's product warranties, and of various indemnity arrangements to which the Company is a party. These disclosures are contained in Note 9 in our consolidated condensed financial statements.

         On April 30, 2003, the FASB issued FASB Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). These amendments clarify the definition of derivatives, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments and modify the cash flow presentation of derivative instruments that contain financing elements. The Statement clarifies the accounting for option-based contracts used as hedging instruments in a cash flow hedge of the variability of the functional-currency-equivalent cash flows for a recognized foreign-currency-denominated asset or liability that is remeasured at spot exchange rates. This approach was issued to alleviate income statement volatility that is generated by the mark-to-market accounting of an option's time value component. This Statement is effective for all derivative transactions and hedging relationships entered into or modified after June 30, 2003. These types of contracts are discussed in Note 14 in our consolidated condensed financial statements. Management does not believe that SFAS 149 will have a material effect on our consolidated financial statements.

         In May 2003, the FASB issued FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25. We are still reviewing the effects of SFAS 150 on our financial statements. We currently believe that we do not have any financial instruments that are covered under this statement; however we will make interim disclosures required by SFAS 150 in our next interim report if considered necessary.

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

         As mentioned in the "Liquidity and Capital Resources" discussion, interest rates on our revolving credit agreements vary based on the three-month LIBOR rate and on our ratio of debt to EBITDA. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. One agreement allows maximum borrowings of $ 25,000,000. At August 31, 2003, no borrowings were outstanding under this agreement. A second agreement, entered into after August 31, 2003 allows for maximum borrowings of $ 50,000,000. At August 31, 2003 there were no borrowings under this agreement, however in September of 2003, the Company drew $ 32,000,000 against this new line. The need to borrow under this new agreement could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

         Because we purchase a substantial majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in countries other than the United Kingdom, Germany, France, Brazil, Canada, and Mexico are transacted in U.S. Dollars. The majority of our sales are in the United Kingdom which are transacted in British Pounds, in France and Germany which are invoiced in Euros, and in Canada which are transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.

         Our net sales denominated originally in currencies other than the U.S. Dollar totaled approximately $ 13,046,000 and $ 6,896,000 for the quarters ended August 31, 2003 and August 31, 2002, and $ 22,799,000 and $ 11,237,000 for the
six months there ended, converted at the month-end exchange rates. Our foreign currency exchange gains totaled $ 653,000 and $ 673,000 for quarters ended August 31, 2003 and August 31, 2002, and a loss of $ 87,000 and gain of $ 926,000 for the six months ended August 31, 2003 and August 31, 2002, respectively.

         During fiscal 2003, we began hedging against foreign currency exchange rate risk by entering into forward contracts to exchange a total of 5,000,000 British Pounds for U.S. Dollars at rates ranging from 1.5393 to 1.5480 dollars per British Pound. This forward contract closed during March 2003. During the quarter ended May 31, 2003, we entered into two series of forward contracts. The first contract was to exchange 5,000,000 British Pounds for U.S. Dollars at rates ranging from 1.6056 to 1.6153 U.S. Dollars per British Pound. The second forward contract was to exchange 2,500,000 Euros for U.S. Dollars at a rate of
1.09 U.S. Dollars per Euro. All forward contracts remained outstanding at August 31, 2003 and are scheduled to expire by February 28, 2004. We do not anticipate entering into any additional forward contracts at this time.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         During the Company's fiscal quarter ended August 31, 2003, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In the fourth quarter of the fiscal year ended February 28, 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement (which was later formally terminated) with The Schawbel Corporation ("Schawbel"), the supplier of the Company's butane hair care products. In a related matter, in September 1999, Schawbel commenced litigation in the U.S. District Court for the District of Massachusetts against The Conair Corporation ("Conair"), the predecessor distributor for Schawbel's butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel's termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day "sell-off" period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. The Company intervened as a plaintiff in the action to assert claims against Conair similar to the claims raised by Schawbel. Conair responded by filing a counterclaim alleging that the Company conspired with Schawbel to unlawfully terminate Conair's distribution agreement with Schawbel, and to disparage Conair's reputation in the industry. In June 2003, the parties to the litigation settled their claims and the proceeding was dismissed. See Note 15 to the Company's Consolidated Condensed Financial Statements for the fiscal quarter ended August 31, 2003 for a description of the impact of the settlement of this litigation and one other lawsuit on the Company's consolidated condensed financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held August 26, 2003 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

- Proposal 1.     Election of a board of seven directors;

- Proposal 2.     Amendment to the Helen of Troy 1998 Stock Option and
                  Restricted Stock Plan to increase the number of shares of the Company's common stock available under such plan;

- Proposal 3.     Amendment to the Helen of Troy 1997 Cash Bonus Performance
                  Plan to amend the bonus payable to the Company's Chief
                  Executive Officer and President; and

- Proposal 4.     Appointment of KPMG LLP as independent auditors of the
                  Company to serve for the 2004 fiscal year.

         A description of the foregoing matters is contained in the Company's Proxy Statement dated July 17, 2003, relating to the 2003 Annual Meeting of Shareholders.

         With respect to Proposal 1, the directors received the following votes:

                                         For                Against
                                     ----------            ---------
Gary B. Abromovitz                   24,880,426             780,183
John B. Butterworth                  24,872,825             787,784
Christopher L. Carameros             24,810,457             850,152
Daniel C. Montano                    24,287,062           1,373,547
Byron H. Rubin                       24,788,959             871,650
Gerald J. Rubin                      24,798,173             862,436
Stanlee N. Rubin                     24,786,127             874,482

         Proposal 2, to amend the limited 1998 Stock Option Plan and Restricted Stock plan received the following votes:

                                                                  Broker
   For                  Against              Abstentions         Non-Votes
   ---                  -------              -----------         ---------
5,433,885             12,151,027               515,747               -

         Proposal 3, to amend the 1997 Cash Bonus Performance Plan received the following votes:

                                                                  Broker
   For                 Against               Abstentions         Non-Votes
   ---                 -------               -----------         ---------
12,717,019            4,845,849                537,791               -

         Proposal 4, to appoint KPMG LLP as independent auditors received the following votes:

                                                                   Broker
    For                Against               Abstentions          Non-Votes
    ---                -------               -----------          ---------
25,479,518             123,840                  57,251                -

ITEM 5. OTHER INFORMATION

         On October 2, 2003 the Company announced that it has started evaluating strategic alternatives for its investment in Tactica with a view towards maximizing shareholder value. These alternatives include a possible sale of all or a partial interest in Tactica. There can be no assurance that any transaction involving Tactica will occur.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                  10.1            Amended 1997 Cash Bonus Performance Plan

                  31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuanct to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuanct to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Report on Form 8-K

                  On July 16, 2003, the Company furnished a report on Form 8-K in connection with the public announcement of its 1st quarter fiscal 2003 earnings release and its board approval of a $ 3,000,000 stock repurchase plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HELEN OF TROY LIMITED
                                              ---------------------------------
                                                         (Registrant)

Date October 15, 2003                               /s/ Gerald J. Rubin
                                              ---------------------------------

                                                        Gerald J. Rubin
                                                  Chairman of the Board, Chief
                                                Executive Officer and President
                                                 (Principal Executive Officer)

Date October 15, 2003                               /s/ Thomas J. Benson
                                              ---------------------------------

                                                       Thomas J. Benson
                                                     Senior Vice-President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)

INDEX TO EXHIBITS

10.1        Amended 1997 Cash Bonus Performance Plan

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.