Form 10-Q/A
period 2003-08-31
HELEN OF TROY LTD
filed 2003-11-19
CIK 916789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 1

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

             EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-Q

         This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q is filed for the sole purpose of correcting a typographic error on page 5, Consolidated Condensed Statement of Income for the six months ended August 31, 2003. Net earnings for such period is corrected to read $27,942. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on October 15, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the Securities and Exchange Commission.

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

                     HELEN OF TROY LIMITED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three months ended August 31,     Six months ended August 31,
                                                      2003              2002            2003               2002
                                                    ---------       ------------     -----------        ----------
Net sales                                           $ 115,782       $    111,058     $   222,282        $ 213,541
Cost of sales                                          62,727             60,148         116,432          113,116
                                                    ---------       ------------     -----------        ---------
  Gross profit                                         53,055             50,910         105,850          100,425

Selling, general, and administrative expenses          38,381             38,636          74,980           78,140
                                                    ---------       ------------     -----------        ---------
  Operating income                                     14,674             12,274          30,870           22,285

Other income (expense):
  Interest expense                                       (956)              (953)         (1,965)          (2,020)
  Other income, net                                       699                415           3,587              728
                                                    ---------       ------------     -----------        ---------
  Total other income (expense)                           (257)              (538)          1,622           (1,292)
                                                    ---------       ------------     -----------        ---------
  Earnings before income taxes                         14,417             11,736          32,492           20,993
                                                    ---------       ------------     -----------        ---------

Income tax expense:
  Current                                               3,846              3,920           6,962            6,110
  Deferred                                             (2,527)            (1,060)         (2,412)            (584)
                                                    ---------       ------------     -----------        ---------
  Net earnings                                      $  13,098       $      8,876     $    27,942        $  15,467
                                                    =========       ============     ===========        =========

Earnings per share:
  Basic                                             $    0.46       $       0.31     $      0.99        $    0.55
  Diluted                                                0.42               0.30            0.92             0.52

Weighted average number of common shares used in
  computing earnings per share:
  Basic                                                28,268             28,180          28,239           28,192
  Diluted                                              30,859             29,538          30,379           29,643

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

                                                    HELEN OF TROY LIMITED
                                              ---------------------------------
                                                         (Registrant)

Date November 18, 2003                              /s/ Gerald J. Rubin
                                              ---------------------------------

                                                        Gerald J. Rubin
                                                  Chairman of the Board, Chief
                                                Executive Officer and President
                                                 (Principal Executive Officer)

Date November 18, 2003                              /s/ Thomas J. Benson
                                              ---------------------------------

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