Form 10-Q
period 2003-11-30
HELEN OF TROY LTD
filed 2004-01-14
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from..............to................

Commission file number 001-14669

HELEN OF TROY LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House
Church Street
Hamilton, Bermuda
(Address of Principal Executive Offices)

1 Helen of Troy Plaza El Paso, Texas	79912
(Registrant’s United States Mailing Address)	(Zip Code)

Registrant’s telephone number, including area code: (915) 225-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

     As of January 12, 2004 there were 28,122,489 shares of Common Stock, $.10 Par Value, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
SIGNATURES
Index to Exhibits
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32.1 Certification of CEO - Section 906
EX-32.2 Certification of CFO - Section 906

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1	Consolidated Condensed Balance Sheets as of November 30, 2003 (unaudited) and February 28, 2003	3
		Consolidated Condensed Statements of Income (unaudited) for the Three Months and Nine Months Ended November 30, 2003 and November 30, 2002	4
		Consolidated Condensed Statements of Cash Flows (unaudited) For the Nine Months Ended November 30, 2003 and November 30, 2002	5
		Consolidated Condensed Statements of Comprehensive Income (unaudited) For the Three Months and Nine Months Ended November 30, 2003 and November 30, 2002	6
		Notes to Consolidated Condensed Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	17
	Item 3	Quantitative and Qualitative Disclosures about Market Risk	28
	Item 4	Controls and Procedures	29
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	29
	Item 5	Other Information	30
	Item 6	Exhibits and Report on Form 8-K	30

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

	November 30,	February 28,
	2003	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,036	$47,837
Marketable securities, at market value	922	1,442
Receivables — principally trade, less allowance of $5,853 at November 30, 2003 and $5,107 at February 28, 2003	132,316	61,990
Inventories	125,057	111,966
Prepaid expenses and other current assets	10,140	8,454
Deferred income tax benefits	3,745	3,147

Total current assets	282,216	234,836
Property and equipment, at cost less accumulated depreciation of $16,603 at November 30, 2003 and $14,302 at February 28, 2003	67,836	63,082
Goodwill, net of accumulated amortization of $8,629 at November 30, 2003 and February 28, 2003	40,767	40,767
Trademarks, at cost, net of accumulated amortization of $214 at November 30, 2003 and $211 at February 28, 2003	68,707	17,048
License agreements, at cost less accumulated amortization of $11,274 at November 30, 2003 and $10,194 at February 28, 2003	26,293	27,372
Other assets	24,739	22,524

Total assets	$510,558	$405,629

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$21,000	$—
Accounts payable, principally trade	34,695	19,613
Accrued expenses:
Advertising and promotional	8,227	5,662
Other	23,418	16,802
Income taxes payable	29,461	18,950

Total current liabilities	116,801	61,027
Long-term debt	55,000	55,000

Total liabilities	171,801	116,027

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par value. Authorized 2,000 shares; none issued	—	—
Common stock, $.10 par value. Authorized 50,000 shares; 28,197 and 28,202 shares issued and outstanding at November 30, 2003 and February 28, 2003, respectively	2,819	2,820
Additional paid-in capital	55,657	53,984
Other comprehensive (loss)	(770)	—
Retained earnings	283,046	233,774
Minority interest in deficit of acquired subsidiary	(1,995)	(976)

Total stockholders’ equity	338,757	289,602

Commitments and contingencies
Total liabilities and stockholders’ equity	$510,558	$405,629

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Net sales	$179,200	$142,998	$401,482	$356,539
Cost of sales	96,413	77,585	212,845	190,701

Gross profit	82,787	65,413	188,637	165,838
Selling, general, and administrative expenses	52,462	44,539	127,442	122,679

Operating income	30,325	20,874	61,195	43,159
Other income (expense):
Interest expense	(1,024)	(972)	(2,989)	(2,992)
Other income, net	621	1,213	4,208	1,941

Total other income (expense)	(403)	241	1,219	(1,051)

Earnings before income taxes	29,922	21,115	62,414	42,108

Income tax expense:
Current	3,275	3,887	10,237	9,997
Deferred	1,585	437	(827)	(147)

Net earnings	$25,062	$16,791	$53,004	$32,258

Earnings per share:
Basic	$0.89	$0.60	$1.88	$1.14
Diluted	0.78	0.57	1.71	1.09
Weighted average number of common shares used in computing earnings per share:
Basic	28,287	28,181	28,255	28,188
Diluted	31,975	29,240	30,911	29,508

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended November 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$53,004	$32,258
Adjustments to reconcile net earnings to cash provided (used) by operating activities:
Depreciation and amortization	4,640	4,645
Provision for doubtful receivables	3,595	964
Purchases of trading securities	(195)	(3,487)
Proceeds from sales of trading securities	1,246	1,777
Realized (gain) — trading securities	(219)	(141)
Unrealized (gain) — trading securities	(312)	(352)
Deferred taxes	(598)	(147)
(Gain) on sale of fixed assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(73,921)	(44,839)
Forward contracts	95	28
Inventories	(13,091)	(5,349)
Prepaid expenses	(1,686)	(2,726)
Prepayment of royalty	(5,251)	(11,500)
Other assets	2,325	—
Accounts payable	15,082	16,681
Accrued expenses	8,316	10,895
Income taxes payable	10,511	1,625

Net cash provided by operating activities	3,541	327

Cash flows from investing activities:
Capital, license expenditures, and trademark expenditures	(58,819)	(37,412)
Proceeds from the sale of fixed assets	63	40
Other assets	(507)	2,148

Net cash (used) by investing activities	(59,263)	(35,224)

Cash flows from financing activities:
Net borrowings on revolving line of credit	21,000	—
Exercise of stock options and employee stock purchase plan	2,147	335
Common stock repurchase	(5,226)	—

Net cash provided by financing activities	17,921	335

Net (decrease) in cash and cash equivalents	(37,801)	(34,562)
Cash and cash equivalents, beginning of period	47,837	64,293

Cash and cash equivalents, end of period	$10,036	$29,731

Supplemental cash flow disclosures:
Interest paid	$2,969	$2,918
Income taxes paid, net of refunds	1,081	5,899

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Net earnings, as reported	$25,062	$16,791	$53,004	$32,258
Other comprehensive (loss), net of tax:
Cash flow hedges	(1,076)	(4)	(770)	(4)

Comprehensive income	$23,986	$16,787	$52,234	$32,254

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2003

Note 1 -	In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of November 30, 2003 and February 28, 2003, and the results of its consolidated operations for the three-month and nine-month periods ended November 30, 2003 and 2002. While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K, Form 10-Q’s for the preceding quarters of fiscal 2004, and other reports on file with the Securities and Exchange Commission.

Note 2 -	The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 3,687,222 and 1,058,192 for the three months ended November 30, 2003 and 2002, respectively, and 2,655,726 and 1,319,889 for the nine months ended November 30, 2003 and 2002, respectively. All dilutive securities during these periods consisted of stock options issued under the Company’s stock option plans. There were options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of the Company’s common stock. These options totaled 1,500 and 4,789,012 at November 30, 2003 and 2002, respectively.

Note 4 -	During the quarter ended August 31, 2003, the Company’s Board of Directors approved a resolution authorizing the Company to purchase, in open market or through private transactions, up to 3,000,000 shares of its common stock over a period extending to May 31, 2006. During the quarter ended November 30, 2003, the Company purchased and retired a total of 231,800 of its shares under this resolution at a total purchase price of $5,226,000, for a $22.55 per share average price. For the period between December 1, 2003 through January 12, 2004 the Company purchased and retired an additional 87,200 of its shares under this resolution at a total purchase price of $1,977,000, for a $22.67 per share average price. The Company did not purchase any of its shares during the six months ended August 31, 2003.

Note 5 -	The following table contains segment information for the three month and nine month periods ended November 30, 2003 and 2002:

THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(in thousands)

	North			Corporate/
November 30, 2003	American	International	Tactica	Other	Total

Net sales	$141,665	$23,721	$13,814	$—	$179,200
Operating income (loss)	30,606	5,189	(1,365)	(4,105)	30,325
Capital / license expenditures	53,494	180	8	122	53,804
Depreciation and amortization	1,451	67	20	72	1,610

	North			Corporate/
November 30, 2002	American	International	Tactica	Other	Total

Net sales	$108,705	$15,340	$18,953	$—	$142,998
Operating income (loss)	18,397	2,578	419	(520)	20,874
Capital / license expenditures	32,775	3,233	8	57	36,073
Depreciation and amortization	934	279	38	63	1,314

NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(in thousands)

	North			Corporate/
November 30, 2003	American	International	Tactica	Other	Total

Net sales	$317,589	$44,368	$39,525	$—	$401,482
Operating income (loss)	66,525	6,629	(4,293)	(7,666)	61,195
Capital / license expenditures	56,603	2,070	18	128	58,819
Depreciation and amortization	3,806	565	57	212	4,640

	North			Corporate/
November 30, 2002	American	International	Tactica	Other	Total

Net sales	$264,327	$25,767	$66,445	$—	$356,539
Operating income (loss)	37,585	1,513	5,740	(1,679)	43,159
Capital / license expenditures	33,917	3,294	145	56	37,412
Depreciation and amortization	3,139	970	95	441	4,645

Indentifiable assets at November 30, 2003 and February 28, 2003 were as follows:

(in thousands)

	North			Corporate/
	American	International	Tactica	Other	Total

November 30, 2003	$410,084	$52,780	$32,157	$15,537	$510,558
February 28, 2003	337,596	26,049	27,928	14,056	405,629

The North American segment sells hair care appliances, other personal care appliances, including massagers and spa products, hair and skin care products, hairbrushes, combs, and decorative hair accessories in the United States and Canada. The International segment sells hair care appliances, personal care appliances, hair and skin care products, hairbrushes, combs, and decorative hair accessories in other countries. Tactica International, Inc. (“Tactica”), a subsidiary in which the Company owns a 55 percent interest, sells a variety of personal care and other consumer products directly to customers and to retailers. The column above entitled “Corporate/Other” contains items not allocated to any specific operating segment.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expense (“SG&A”) totals used to compute each segment’s operating profit are comprised of SG&A directly associated with those segments, plus overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

Note 6 -	The Hong Kong Inland Revenue Department (“IRD”) has assessed $6,753,000 in tax on certain profits of the Company’s foreign subsidiaries for the fiscal years 1995 through 1997. If the IRD were to assert the same position for later years and that position was to prevail, the resulting tax liability would total approximately $42,237,000 for fiscal 1995 through the fiscal quarter ended November 30, 2003. The Company has recorded a liability for the IRD’s claims and potential claims, based on consultations with outside Hong Kong tax counsel as to the probability that some or all of the IRD’s claims prevail. Although the ultimate resolution of the IRD’s claims and potential claims cannot be predicted with certainty, management believes that adequate provision has been made in the consolidated condensed financial statements for the resolution of those claims. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, the Company purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of November 30, 2003 and February 28, 2003, the tax reserve certificates were valued at $3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. The value of the tax reserve certificates comprises part of the amounts reported on the line entitled “Other assets” on the Company’s November 30, 2003 and February 28, 2003 condensed consolidated balance sheets.

The United States Internal Revenue Service (“IRS”) has audited the U.S. federal tax returns of the Company’s largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS proposed adjustments to those returns. If the IRS’s positions with respect to those adjustments were to prevail, the resulting tax liability could total approximately $7,500,000. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision for the proposed adjustments has been made in the Company’s condensed consolidated financial statements as of November 30, 2003 and February 28, 2003. The IRS also is auditing the U.S. federal tax returns of the Company’s largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any material adjustments to these returns. The Company cannot predict with certainty the results of the IRS audits for these years.

Note 7 -	The Company’s consolidated results of operations for the three-month and nine-month periods ended November 30, 2003 and 2002 include 100 percent of the net earnings and losses of Tactica, a subsidiary in which the Company owns a 55 percent interest. Because Tactica had accumulated a net deficit at the time that the Company acquired its interest and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, the Company will include 100 percent of Tactica’s net earnings and losses in its consolidated income statement until Tactica’s accumulated deficit is eliminated. At November 30, 2003, Tactica’s accumulated deficit remaining to be eliminated was approximately $4,432,000. The Company’s 55 percent share of this deficit totals $2,437,000, with the minority interest totaling $1,995,000. The Company will continue to recognize all of Tactica’s net income or loss until such time as Tactica’s accumulated deficit is fully recovered.

Note 8 -	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company completed its annual impairment test during the first quarter of fiscal 2004 as required by SFAS 142, and has determined that none of its goodwill is impaired.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets, other than goodwill.

INTANGIBLE ASSETS (in thousands)

	November 30, 2003			February 28, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Licenses (a)	$37,566	$(11,274)	$26,293	$37,566	$(10,194)	$27,372
Trademarks (a)	68,921	(214)	68,707	17,259	(211)	17,048

(a)	November 30, 2003 and February 28, 2003 gross and net carrying amounts include $18,000,000 of licenses not subject to amortization. November 30, 2003 and February 28, 2003 gross and net carrying amounts include $68,583,000 and $16,920,000, respectively, of trademarks not subject to amortization. During the current quarter, the Company recorded an additional $ 51,663,000 of trademark costs in connection with its September 29, 2003 acquisition of certain assets related to the North American, Latin American, and Caribbean production and distribution of Brut® fragrances, deodorants and antiperspirants. The Company is in the process of completing its analysis of the economic lives of all the assets acquired and an appropriate allocation of the initial purchase price. Based on the Company’s preliminary analysis, it believes that substantially all of the $51,663,000 initially recorded as trademark cost will be allocated to assets having indefinite economic lives. The Company expects to complete its analysis during the fourth fiscal quarter of 2004.

The following table summarizes the amortization expense attributable to intangible assets for the three and nine months ending November 30, 2003 and 2002, as well as estimated amortization expense for the fiscal years ending the last day of February 2004 through 2009.

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Aggregate amortization expense (in thousands)	$337	$321	$1,083	$1,004

Estimated Amortization Expense (in thousands):
For the fiscal years ended

February 2004	$1,326
February 2005	1,326
February 2006	1,326
February 2007	1,326
February 2008	915
February 2009	710

Note 9 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

The Company maintained a revolving line of credit with a bank providing for borrowings up to $25,000,000, which incurred interest at the three-month LIBOR rate plus a percentage that varied based on the ratio of the Company’s debt to its earnings before interest, taxes, depreciation, and amortization (EBITDA). This facility was terminated on October 30, 2003. At November 30, 2003, open letters of credit under this credit facility totaled $2,044,000. These letters of credit were issued in connection with production and/or shipment of goods from our manufacturers, and are expected to settle in the normal course of business pending receipt of goods and document presentation.

On September 22, 2003, certain subsidiaries of the Company entered into a new $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus 0.75% (based upon the term of the borrowing). The new credit facility allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit will reduce the $50,000,000 borrowing limit dollar for dollar. The new credit facility matures in September 2004. As mentioned in Note 12 below, the Company used $32,000,000 of this credit facility to fund the acquisition of the Brut® family of products from Unilever NV. As of November 30, 2003, revolving loans of $21,000,000 and letters of credit in the face amount of $101,000 were outstanding under this facility.

The Bank of America credit agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

The $55,000,000 reflected as “Long-term debt” in our consolidated condensed balance sheets as of November 30, 2003 and February 28, 2003, represents senior notes issued by one of the Company’s U.S. subsidiaries. The consolidated group’s parent company, Helen of Troy Limited, one of its subsidiaries located in Barbados, and three of its U.S. subsidiaries guarantee the senior notes on a joint and several basis.

Helen of Troy Limited has also guaranteed a commitment of its subsidiary based in the United Kingdom (the “UK subsidiary”). Under this guarantee arrangement with a marketing company used by the UK subsidiary, the parent company guaranteed up to 600,000 British Pounds on behalf of the UK subsidiary. No liability is recorded on the November 30, 2003 and February 28, 2003 Consolidated Condensed Balance Sheets for this parent company guarantee on behalf of its UK subsidiary.

Tactica leases office space in New York City. One of the Company’s U.S. subsidiaries has issued a $389,000 standby letter of credit to the lessor. The lessor may draw funds from the standby letter of credit if Tactica fails to meet its obligations under the lease. The standby letter of credit decreases to $195,000 on April 30, 2005 and expires on the same date as the related lease, February 27, 2006.

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. The Company has established accruals to cover future warranty costs of approximately $5,040,000 and $3,263,000 as of November 30, 2003 and February 28, 2003, respectively. The Company estimates its warranty accrual using historical trends. The Company believes that these trends are the most reliable method by which it can estimate its warranty liability. The following table summarizes the activity in the Company’s accrual for the three and nine months ended November 30, 2003 and fiscal year ended February 28, 2003:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reduction of
			Accrual
	Beginning	Additions	Payments and	Ending
Period ended	Balance	to Accrual	Credits Issued	Balance

November 30, 2003 (Three Months)	$3,282	$4,990	$3,232	$5,040
November 30, 2003 (Nine Months)	3,263	11,829	10,052	5,040
February 28, 2003 (Twelve Months)	3,428	12,408	12,573	3,263

     Our contractual obligations and commercial commitments as of November 30, 2003 were:

PAYMENTS DUE BY PERIOD
(in thousands)

							After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years

Long-term debt	$55,000	$—	$10,000	$10,000	$10,000	$13,000	$12,000
Revolving line of credit	21,000	21,000	—	—	—	—	—
Open purchase orders — inventory	42,590	42,590	—	—	—	—	—
Minimum royalty payments	23,643	3,419	3,679	3,789	3,818	3,929	5,009
Advertising and promotional commitments	29,960	5,413	6,156	6,447	6,751	1,413	3,780
Operating leases	3,334	1,664	1,138	405	114	13	—
Purchase and implementation of enterprise resource planning (ERP) system	2,618	2,618	—	—	—	—	—
Other	1,600	375	389	403	418	15	—

Total contractual obligations	$179,745	$77,079	$21,362	$21,044	$21,101	$18,370	$20,789

Note 10 -	The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for the Company’s stock option plans.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended November 30, 2003 and 2002, respectively, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except par value)

			Three months ended November 30,		Nine months ended November 30,

			2003	2002	2003	2002

Net Income:		As Reported	$25,062	$16,791	$53,004	$32,258
		Fair-value cost	1,243	1,634	6,040	5,940

		Proforma	$23,819	$15,157	$46,964	$26,318

Earnings per share:
	Basic:	As Reported	$0.89	$0.60	$1.88	$1.14
		Proforma	0.84	0.54	1.66	0.93
	Diluted:	As Reported	$0.78	$0.57	$1.71	$1.09
		Proforma	0.74	0.52	1.52	0.89

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, the Company grants options to purchase its common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. 301,411 and 1,257,226 shares remained available for future grants under the 1998 Plan at November 30, 2003 and February 28, 2003, respectively.

Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. The Company grants options under the Directors’ Plan at a price equal to the fair market value of the Company’s common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. 452,000 and 512,000 shares remained available for future grants under this plan at November 30, 2003 and February 28, 2003, respectively.

In fiscal 1999, the Company’s shareholders approved an employee stock purchase plan (the “Stock Purchase Plan”) under which 500,000 shares of common stock were reserved for issuance to the Company’s employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize the Company to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company’s common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock’s fair market value on either the first day of each option period or the last day of each period. For the nine months ended November 30, 2003, plan participants acquired 6,659 shares at an average price of $11.91 per share from the Company under the stock purchase plan. 377,361 and 384,020 shares remained available for future purchases under this plan at November 30, 2003 and February 28, 2003, respectively.

Note 11 -	The following table is a summary by operating segment of the Company’s goodwill balances as of November 30, 2003 and February 28, 2003.

TOTAL GOODWILL BY OPERATING SEGMENT (in thousands)

	November 30, 2003			February 28, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Operating Segment:
North America	$42,212	$(7,792)	$34,420	$42,212	$(7,792)	$34,420
International	1,081	(433)	648	1,081	(433)	648
Tactica	6,103	(404)	5,699	6,103	(404)	5,699

Total	$49,396	$(8,629)	$40,767	$49,396	$(8,629)	$40,767

Note 12 -	On October 21, 2002, the Company acquired from The Procter & Gamble Company the right to sell products under six trademarks. The Company acquired all rights to the trademarks and certain rights to the formulas and production processes for four of the six trademarks; Ammens®, Vitalis®, Condition 3-in-1®, and Final Net®. The Procter & Gamble Company also assigned to the Company its rights under licenses to sell products for two additional trademarks; Sea Breeze® and Vitapointe®. The Sea Breeze® license is perpetual. The Company has completed its analysis of the economic lives of the trademarks acquired and believes that these trademarks have indefinite economic lives except for the Vitapointe® license. The Company has determined that the license covering the Vitapointe® trademark has an economic life equal to its initial term through December 2010 and is currently amortizing the intangible asset over that period. The Company began recording amortization expense on the Vitapointe® license in the first fiscal quarter of 2004. Amortization expense during the three and nine months ended November 30, 2003 was $32,000 and $96,000, respectively.

On September 29, 2003, the Company acquired certain assets related to the North American, Latin American, and Caribbean production and distribution of Brut® fragrances, deodorants and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, related finished goods inventories, distribution rights, and customer lists. The Company paid $55,255,000 in cash in the transaction. The transaction was funded with $32,000,000 drawn against a new $50,000,000 short-term revolving credit facility with Bank of America, and $23,255,000 of cash on hand.

The Company is in the process of completing its analysis of the economic lives of all the assets acquired and determining an appropriate allocation of the initial purchase price. Our initial belief is that $51,663,000 of the purchase price will be allocated to assets having indefinite economic lives, $3,452,000 will be allocated to inventory, and $140,000 allocated to fixed assets. The Company expects to complete its analysis during the fourth fiscal quarter of 2004. Depending on the results of this analysis, the Company might, in future periods, record expense on one or more of the intangible assets associated with the acquisition.

Note 13 -	During the fiscal year ended February 28, 2003, the Company entered into nonmonetary transactions in which it exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, the Company recorded both sales and cost of goods sold equal to the inventory’s net book value. The Company used approximately $600,000 of the credits during the fiscal year ending 2003. During the quarter ended November 30, 2003, the Company used an additional $252,000 of these credits. The Company expects to use the remaining advertising credits acquired by the end of fiscal year 2005. The remaining credits are included in the line item entitled “Prepaid expenses” on the Company’s Consolidated condensed

Balance Sheets and are valued at $2,249,000 and $2,501,000 at November 30, 2003 and February 28, 2003, respectively.

Note 14 -	The Company’s functional currency is the U.S. Dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of the Company’s cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three- and nine-month periods ended November 30, 2003 and 2002, the Company transacted 17%, 13%, 14%, and 11%, respectively, of its sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound and the Euro. The Company makes most of its inventory purchases from the Far East and uses the U.S. Dollar for such purchases.

The Company identifies foreign currency risk by regularly monitoring its foreign currency-denominated transactions and balances. Where operating conditions permit, the Company reduces its foreign currency risk by purchasing most of its inventory using U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

During fiscal 2003, the Company entered into a series of forward contracts to exchange British Pounds for U.S. Dollars. These contracts were cash flow hedges that hedge the foreign currency risk associated with a portion of the Company’s forecasted net British Pound cash flows. The last of these forward contracts closed during March 2003.

During the quarters ended May 31, 2003 and November 30, 2003, the Company entered into an additional series of contracts that were cash flow hedges that hedge the foreign currency risk associated with a portion of the Company’s forecasted net cash flows from the British Pound and the Euro. On December 2, 2003, the Company entered into a contract that was a cash flow hedge of foreign currency risk associated with a portion of the Company’s forecasted net cash flows from the Euro.

The line item entitled “Other income (net)” in the Consolidated Condensed Statements of Income includes $53,000 of expense for the quarter ended November 30, 2003 and $129,000 of expense for the nine months ended November 30, 2003 associated with hedges of foreign currency risk related to the contracts entered into during the nine month period ended November 30, 2003.

Current cash flows hedged by the Company’s outstanding forward contracts total $9,500,000 in British Pounds and $2,500,000 in Euros as of November 30, 2003. The anticipated sales are forecasted to occur prior to February 28, 2005. Changes in “spot” exchange rates have decreased the value of Euro contracts by $248,000 and British Pound contracts by $522,000 since their inception. These amounts are recorded against Other Comprehensive Income (“OCI”) for the three- and nine-months ended November 30, 2003 as $1,076,000 of Comprehensive Expense and $770,000 of Comprehensive Expense, respectively. The cumulative expense of $770,000 is the entire amount reflected as OCI and Accumulated OCI in the Company’s November 30, 2003 Consolidated Condensed Statement of Comprehensive Income and Consolidated Condensed Balance Sheets, respectively. The Company expects to reclassify the $770,000 amount recorded as OCI against “Other income, net” as the forecasted transactions close out over the remaining balance of their terms.

Note 15 -	In the first quarter of fiscal 2004, the Company recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters. This income is included in the line item entitled “Other income, net” in the Consolidated Condensed Statements of Income for the nine months ended November 30, 2003.

Note 16 -	On November 25, 2003, the Company amended its license agreements with Revlon Consumer Products Corporation and Revlon (Suisse) S. A. (“Revlon”). The Company prepaid $5,251,000 for minimum royalties due under the North American Appliance License and the North American Comb and Brush License for calendar years 2006 and 2007. In connection with all other provisions of the amendment, the Company obtained a reduction in 2006 and 2007 future minimum royalties. The Company remains obligated to pay any earned royalties that exceed minimum royalties for those periods. The amendment allows Revlon, at its option, to require the Company to prepay its 2008 minimum royalties by December 15, 2004 at a 15 percent per annum discount. The Company also agreed to pay $4,749,000 no later than January 15, 2004 as full payment of a license renewal fee on all its license agreements with Revlon for a new 15 year term, commencing January 1, 2008. In addition, the Company was granted options to extend the licenses for two additional 20 year terms.

The Revlon license agreements grant rights to the Company to market hair and skin care appliances, brushes, combs and accessories under the Revlon® brand name in the United States, Canada, and Internationally (with the exceptions of Mexico and Europe). The Company and Revlon have agreed to amend and restate all their licenses agreements and amendments into two master agreements: one covering the North American markets and the other covering the International markets. The Company anticipates entering into a final agreement in the fourth quarter of fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled Information Relating to Forward-Looking Statements and in the Company’s most recent report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Quarter ended November 30, 2003 to Quarter ended November 30, 2002

Consolidated Sales and Gross Profit Margins

     Our net sales for the three months ended November 30, 2003 improved 25.3 percent, or $36,202,000, versus the three months ended November 30, 2002. Net sales increased in our North American and International operating segments, while our Tactica segment’s net sales decreased.

     Net sales in the North American segment grew $32,960,000, or 30 percent, for the three months ended November 30, 2003 versus the same period a year earlier. In October 2002, we acquired six brands from The Procter & Gamble Company which comprise the majority of our liquid and powder hair and skin care products. In September 2003, we also acquired the Brut® brand from Unilever NV. These new product acquisitions accounted for $9,611,000, or 29 percent, of the sales growth in the North American Segment for the three months ended November 30, 2003. The balance of our product line in the North American segment grew $23,349,000, or 22 percent, compared to the same period last year. This growth resulted from increased sales of existing product under the Revlon®, Sunbeam®, Wave Rage®, Hot Tools®, and Wigo® brands enhanced with new technologies and features. Examples include hair care appliances utilizing ionic and ceramic technology, rather than traditional heating systems. Incremental sales volume in all distribution channels also came from an expansion of our line of massagers under the Dr. Scholl’s® brand, and introduction of new products marketed on infomercials and sold at retail outlets.

     Our International segment’s sales for the three month period ended November 30, 2003 grew by 55 percent, or $8,381,000, compared to the same period a year earlier. Increased sales in the United Kingdom accounted for most of this quarter’s International segment sales growth. This growth resulted from greater sales penetration with our existing customers from product lines enhanced with new technologies and features, and new product introductions. Also contributing to International growth has been the strengthening of the British Pound and the Euro versus the U.S. Dollar which provided approximately $1,600,000 of additional sales dollars for this quarter. Liquid and powder hair and skin care sales also contributed sales growth. These sales accounted for $2,715,000, or 32 percent, of the International segment’s total sales growth. The remaining International segment sales increased $5,666,000, or 38 percent.

     The Tactica operating segment experienced a $5,139,000, or 27 percent, decrease in its net sales during the three months ended November 30, 2003, versus the three months ended November 30, 2002. Sales decreases in Tactica were primarily due to a reduction in sales of Epil-Stop products which were a large part of sales last year, and general softness of demand for products sold through television infomercials. As of August 31, 2003, we reported that sales had been negatively impacted by new product supply shortages, principally due to demand exceeding planned supply, which created an order backlog in excess of $4,000,000. As of November 30, 2003, the August backlog had been substantially shipped. Current order backlog for Tactica at November 30, 2003 was $1,170,000.

     Consolidated gross profit, as a percentage of sales for the quarter ended November 30, 2003 improved 0.5 percent compared to the prior year’s quarter ended November 30, 2002, to 46.2 percent. North American and International segment gross profit margins increased 2.7 and 5.2 percent, respectively. The increase is primarily due to a favorable change in the mix of products sold, lower sourcing costs on some products, and favorable currency exchange rates on International sales. The gross profit for the latest quarter increased as a result of the addition of the six brands acquired from The Proctor & Gamble Company and two months of Brut® shipments, all of which provided higher gross margins.

Tactica’s gross margin decreased 13.1 percent due to a reduction in promotional sales which carry higher margins than in-line sales and an increase in inventory reserves.

Selling, general, and administrative expenses

     Comparing the third quarter of fiscal 2003 to the third quarter of fiscal 2004, selling, general, and administrative expenses, expressed as a percentage of net sales, decreased from 31.1 to 29.3 percent. This decrease is due to lower Tactica sales in the third quarter of fiscal 2004 compared to the same fiscal quarter 2003. Tactica sales have carried a higher selling, general, and administrative expense percentage than North American and International segment sales. Additionally, we experienced foreign currency exchange gains of $940,000 versus gains of $112,000 during the same period a year earlier. The exchange rate gains in the quarters ended November 30, 2003 and 2002 were primarily due to the U.S. Dollar’s weakness versus the British Pound and the Euro.

Interest expense and other income / expense

     Interest expense for the quarter ended November 30, 2003 increased slightly compared with the quarter ended November 30, 2002, to $1,024,000 from $972,000, primarily as a result of the funding of a portion of the purchase price of our Brut® brand acquisition with short-term debt.

     Other income for the quarter ended November 30, 2003 was $621,000 compared with $1,213,000 for the quarter ended November 30, 2002. The third quarter of fiscal 2003 included unrealized gains on securities of $781,000 versus both realized and unrealized gains of $331,000 for the third quarter of fiscal 2004. Interest income was $136,000 lower for the quarter ended November 30, 2003 versus the quarter ended November 30, 2002. The drop in interest income was due to less investable cash and reduced interest rates.

Income tax expense

     In the third quarter of fiscal 2004, our income tax expense was 16.2 percent of earnings before income taxes, as opposed to 20.5 percent of earnings before income taxes in the third quarter of fiscal 2003. The 4.3 percent reduction is due to more income being taxed in lower tax rate jurisdictions. The decline is also attributed to Tactica’s third quarter 2004 operating loss of $1,365,000, and resulting tax benefit, compared to Tactica’s net operating income of $419,000, and resulting tax expense, during the same quarter of fiscal 2003. Tactica has an income tax rate of approximately 45 percent, versus a combined rate of approximately 18 percent for our other segments. Therefore, Tactica’s losses carry a comparatively higher tax rate benefit. Tactica does not qualify to join the Company’s consolidated tax filing and thus files separate U.S. federal, state, and local tax returns.

Comparison of Nine Months ended November 30, 2003 to Nine Months ended November 30, 2002

Consolidated Sales and Gross Profit Margins

     Our net sales for the nine months ended November 30, 2003 improved 12.6 percent, or $44,943,000, versus the nine months ended November 30, 2002. Net sales increased in our North American and International operating segments, while our Tactica segment’s net sales decreased.

     Net sales in the North American segment grew $53,262,000, or 20 percent, for the nine months ended November 30, 2003 versus the same period a year earlier. In October 2002, we acquired six brands from The Procter & Gamble Company, which comprise the majority of our liquid and powder hair and skin care products. In September 2003, we acquired the Brut® brand from Unilever NV. Net sales for the nine months ended November 30, 2003 included two months sales of Brut® products. These new product acquisitions accounted for $25,308,000 of sales in the nine months ended November 30, 2003 and account for 48 percent of the growth in the North American segment during the period. The balance of our product line in the North American segment grew $27,954,000, or 11 percent, compared to the same period last year. This growth resulted from increased sales of existing product under the Revlon®, Sunbeam®, Wave Rage®, Hot Tools®, and Wigo® brands enhanced with new technologies and features. Examples include hair care appliances utilizing ionic and ceramic technology, rather than traditional heating systems. Incremental sales volume in all distribution channels also came from an expansion of our line of massagers under the Dr. Scholl’s® brand, and introduction of new products marketed on infomercials and sold at retail outlets.

     Our International segment’s sales for the nine month period ended November 30, 2003 grew by 72 percent, or $18,601,000, compared to the same period a year earlier. Increased sales in the United Kingdom and France accounted for most of this year’s International segment sales growth. In addition to the contributions to the North American segment’s sales, as discussed above, liquid and powder hair and skin care sales also contributed to the International segment’s sales growth. These sales produced $6,295,000 of sales growth in the International segment, which accounted for 34 percent of the segment’s total growth. The remaining International segment core sales increased $12,306,000, or 48 percent.

     The Tactica operating segment experienced a $26,920,000, or 41 percent, decrease in its net sales during the nine months ended November 30, 2003, versus the nine months ended November 30, 2002. Sales decreases in Tactica were primarily due to a reduction in sales of Epil-Stop products which were a large part of sales last year, and general softness of demand for products sold through television infomercials.

     Consolidated gross profit, as a percentage of sales for the nine months ended November 30, 2003, rose as compared with the prior nine months ended November 30, 2002, increasing from 46.5 percent to 47.0 percent. North American and International segment gross profit margins increased 5.2 and 5.7 percentage points, respectively. The increase is primarily due to a favorable change in the mix of products sold, lower sourcing costs on some products and favorable currency exchange rates on International sales. The gross profit for the fiscal 2004 also benefited from the addition of the six brands acquired from The Proctor & Gamble Company and two months of Brut® shipments which provided higher gross margins. Tactica’s gross margin decreased 15.2 percent due to a reduction in promotional sales and higher margin sales items.

Selling, general, and administrative expenses

     Comparing the first nine months of fiscal 2003 to the first nine months of fiscal 2004, selling, general, and administrative expenses, expressed as a percentage of net sales, decreased from 34.4 to 31.7 percent. This decrease is due to lower Tactica sales for the first nine months of fiscal 2004 compared to the same period in fiscal 2003. Tactica sales carry a higher selling, general, and administrative expense percentage, than North American and International segment sales.

Interest expense and other income / expense

     Interest expense for the nine months ended November 30, 2003 decreased slightly compared with the nine months ended November 30, 2002, decreasing to $2,989,000 from $2,992,000.

     Other income for the nine months ended November 30, 2003 was $4,208,000 compared with $1,941,000 for the nine months ended November 30, 2002. Interest income was $554,000 lower for the nine months ended November 30, 2003 versus the nine months ended November 30, 2002. The drop in interest income was due to less investable cash and reduced interest rates. As discussed in Note 15, the Company recorded other income of $2,600,000 during the nine months ended November 30, 2003 in connection with the settlement of two litigation issues.

Income tax expense

     In the nine months ended November 30, 2003, our income tax expense was 15.1 percent of earnings before income taxes, as opposed to 23.4 percent of earnings before income taxes for the nine months ended November 30, 2002. The 8.3 percent reduction is due to more income being taxed in lower tax rate jurisdictions. The decline is also attributed to Tactica’s fiscal 2004 operating loss of $4,293,000, and resulting tax benefit, compared to Tactica’s net operating income of $5,740,000, and resulting tax expense for the nine months ended November 30, 2002. Tactica has an income tax rate of approximately 45 percent, versus a combined rate of approximately 18 percent for our other segments. Therefore, Tactica’s losses carry a comparatively higher tax rate benefit. Tactica does not qualify to join the Company’s consolidated tax filing and thus files separate U.S. federal, state, and local tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance was $10,036,000 at November 30, 2003 compared to $47,837,000 at February 28, 2003. Operating activities provided $3,541,000 of cash during the first nine months of fiscal 2004, compared to $327,000 during the first nine months of fiscal 2003. Net income, along with an increase in accounts payable, accrued expenses and income taxes payable provided $86,913,000 of operating capital necessary to fund the $87,012,000 of growth in accounts receivable and inventory.

     The increase in inventory and accounts receivable was due to the Company’s growth in sales. Sales increased $36,202,000, or 25.3 percent, for the three months ended November 30, 2003, compared to the three months ended November 30, 2002. Sales increased $44,943,000, or 12.6 percent, for the nine month period ended November 30, 2003 compared to the nine month period ended November 30, 2002.

     For the quarter ended November 30, 2003, inventories dropped $21,997,000, or 14.9 percent, from an August 31, 2003 level of $147,054,000, as inventories built for the fall and holiday selling seasons converted into sales. For the quarter ended November 30, 2003, inventories increased $19,402,000, or 18.4 percent, over a November 30, 2002 level of $105,655,000, with sales increasing $36,202,000, or 25.3 percent in the fiscal quarter ended November 30, 2003 compared to the fiscal quarter ended November 30, 2002. For the nine month period ended November 30, 2003, inventories increased $13,091,000, or 11.7 percent, over a February 28, 2003 level of $111,966,000.

     For the quarter ended November 30, 2003, accounts receivable increased $51,484,000, or 63.7 percent over an August 31, 2003 level of $80,832,000 with sales being $63,418,000 higher in the fiscal quarter ended November 30, 2003 compared to the fiscal quarter ended August 31, 2003. For the quarter ended November 30, 2003, accounts receivable increased $18,498,000, or 16.3 percent, over a November 30, 2002 level of $113,818,000 with sales being $36,202,000 higher in the fiscal quarter ended November 30, 2003 compared to the fiscal quarter ended November 30, 2002. For the nine month period ended November 30, 2003, accounts receivable increased $70,326,000, or 113.4 percent, over a February 28, 2003 level of $61,990,000. The increase in our accounts receivable is the result of the strength of our third quarter core business sales, coupled with our new liquid and powder hair and skin care business, and growth in International sales.

     Investing activities consumed $59,263,000 of cash during the nine months ended November 30, 2003. $51,663,000 of this cash was spent on trademark costs in connection with the September 29, 2003 acquisition of certain assets related to the North American, Latin American, and Caribbean production and distribution of Brut® fragrances, deodorants and antiperspirants. Of the remaining $7,600,000, $2,037,000 was for the acquisition of a new office facility in the UK and $3,924,000 was associated with costs incurred in the conversion to a new integrated data processing system scheduled to go live in the first quarter of fiscal 2005. All other net cash flow used for investing activities was in connection with on-going fixed asset improvements and replacements.

     Financing activities provided $17,921,000 of cash flow. Short-term borrowings provided $32,000,000 of cash and stock option exercises provided $2,147,000 of capital. During the three months ended November 30, 2003 we repaid $11,000,000 of our revolving credit facility borrowings with Bank of America and purchased and retired a total of 231,800 shares of our common stock at a total purchase price of $5,226,000.

     Our working capital balance decreased to $165,415,000 at November 30, 2003 from $173,809,000 at February 28, 2003. Our current ratio decreased from 3.85 at February 28, 2003 to 2.41 at November 30, 2003. The decrease in our working capital was largely due to the use of cash and short-term debt to fund the acquisition of the Brut® product line for North American, Latin American, and Caribbean production and distribution.

     In connection with the acquisition of a 55 percent interest in Tactica, we loaned $3,500,000 to the minority shareholders of Tactica. The interest rate on these loans is 8.75 percent. All principal and unpaid interest on these loans is due March 14, 2005. The total amounts of principal and accrued interest due to the Company under these loans were $4,639,000 and $4,409,000 at November 30, 2003 and February 28, 2003, respectively. These amounts are included in “Other assets” on the Consolidated Condensed Balance Sheets.

     The Company maintained a revolving line of credit with a bank providing for borrowings up to $25,000,000, accruing interest at the three-month LIBOR rate plus a percentage that varied based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). This facility was terminated on October 30, 2003. At November 30, 2003, open letters of credit under this credit facility totaled $2,044,000. These letters of credit were issued primarily in connection with production and/or shipment of goods from our manufacturers, and are expected to settle in the normal course of business pending receipt of goods and document presentation, and other customary conditions.

     On September 22, 2003, certain subsidiaries of the Company entered into a new $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6 month LIBOR rate plus 0.75% (based upon the term of the borrowing). The new credit facility allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit will reduce the $50,000,000 borrowing limit dollar for dollar. The credit facility matures in September 2004. As mentioned previously, the Company used $ 32,000,000 of this credit facility to fund the acquisition of the Brut® family of products from Unilever NV. As of November 30, 2003, revolving loans of $21,000,000 and letters of credit in the face amount of $101,000 were outstanding under this facility.

     The Bank of America credit agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     Our contractual obligations and commercial commitments as of November 30, 2003 were:

PAYMENTS DUE BY PERIOD
(in thousands)

							After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years

Long-term debt	$55,000	$—	$10,000	$10,000	$10,000	$13,000	$12,000
Revolving line of credit	21,000	21,000	—	—	—	—	—
Open purchase orders — inventory	42,590	42,590	—	—	—	—	—
Minimum royalty payments	23,643	3,419	3,679	3,789	3,818	3,929	5,009
Advertising and promotional commitments	29,960	5,413	6,156	6,447	6,751	1,413	3,780
Operating leases	3,334	1,664	1,138	405	114	13	—
Purchase and implementation of enterprise resource planning (ERP) system	2,618	2,618	—	—	—	—	—
Other	1,600	375	389	403	418	15	—

Total contractual obligations	$179,745	$77,079	$21,362	$21,044	$21,101	$18,370	$20,789

     We have no existing activities involving special purpose entities or off-balance sheet financing.

     During the quarter ended August 31, 2003, the Company’s Board of Directors approved a resolution authorizing the Company to purchase, in open market or private transactions, up to 3,000,000 shares of its common stock over a period extending to May 31, 2006. During the quarter ended November 30, 2003, the Company purchased and retired a total of 231,800 of its shares under this resolution at a total purchase price of $5,226,000, for a $22.55 per share average price. For the period between December 1, 2003 through January 12, 2004 the Company purchased and retired an additional 87,200 of its shares under this resolution at a total purchase price of $1,977,000, for a $22.67 per share average price.

The Company did not purchase any of its shares during the six months ended August 31, 2003.

     Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. We expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complimentary businesses or product lines. We may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

     On October 2, 2003 the Company announced that it has started evaluating strategic alternatives for its investment in Tactica with a view towards maximizing shareholder value. These alternatives include a possible sale of all or a partial interest in Tactica or its assets, or restructuring the ownership and/or operations of Tactica. There can be no assurance that any transaction involving Tactica will occur, or that any transaction or restructuring will have a favorable effect on the Company’s liquidity or financial position.

INCOME TAXES

     The Hong Kong Inland Revenue Department (“IRD”) has assessed $6,753,000 in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. If the IRD were to assert the same position for later years and that position were to prevail, the resulting tax liability would total approximately $42,237,000 for fiscal 1995 through the fiscal quarter ended November 30, 2003. We have recorded a liability for the IRD’s claims and potential claims, based on consultations with outside Hong Kong tax counsel as to the probability that some or all of the IRD’s claims prevail. Although the ultimate resolution of the IRD’s claims and potential claims cannot be predicted with certainty, we believe that an adequate provision has been made in the financial statements for the resolution of those claims. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997 we purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of November 30, 2003 and February 28, 2003, the tax reserve certificates were valued at $3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. The value of the tax reserve certificates comprises part of the amounts reported on the line entitled “Other assets” on the Company’s November 30, 2003 and February 28, 2003 Consolidated Condensed Balance Sheets.

     The United States Internal Revenue Service (“IRS”) has audited the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS has proposed adjustments to those returns. If the IRS’s positions with respect to those adjustments were to prevail, the resulting tax liability could total approximately $7,500,000. We are vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, we are of the opinion that adequate provision for the adjustments proposed has been made in our Condensed Consolidated Financial Statements. The IRS also is auditing the U.S. federal tax returns of the Company’s largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any material adjustments to these returns. We cannot predict with certainty the results of the IRS audits for these years.

PROPOSED UNITED STATES FEDERAL INCOME TAX LEGISLATION

     Currently, we benefit from an international corporate structure that results in relatively low tax rates on a consolidated basis. If we were to encounter significant changes in the rates or rules imposed by certain key taxing jurisdictions, such changes could have a material adverse effect on the Company’s consolidated financial position and profitability. In 1994, we engaged in a corporate restructuring that, among other things, resulted in a portion of our income from international operations not being subject to taxation in the United States. If such income were subject to United States federal income taxes, our effective income tax rate would increase materially. Several bills have been introduced recently in the United States Congress that, if enacted into law, could adversely affect our United States federal income tax status. At least one of the bills introduced would apply to companies such as ours that restructured several years ago. That bill could, if enacted into law, subject all of our income to United States income taxes, thereby reducing our net income. Other bills introduced recently would exempt restructuring transactions, such as ours, that were completed before certain dates in 2002 and under certain conditions thereafter, but would limit the deductibility of certain intercompany transactions for U.S. income tax purposes and would subject gains on certain asset transfers to U.S. income tax. In addition to the legislation introduced in Congress, the United States Treasury Department has issued a study of restructurings such as ours, which concluded in part that additional limitations should be imposed on the deductibility of certain inter-company transactions. It is not currently possible to predict whether any legislation that has been introduced will become law, whether any additional bills will be introduced, or the consequences of the Treasury Department’s study. However, there is a risk that new laws in the United States, or elsewhere, could eliminate or substantially reduce the current income tax benefits of our corporate structure. If this were to occur, such changes could have a material adverse effect on our consolidated financial position and profitability.

CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission defines critical accounting policies as “those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” Preparation of our financial statements involves the application of several such policies. These policies include: consolidation of Tactica under the purchase method, estimates of our exposure to liability for income taxes in Hong Kong and the United States, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets, and the economic useful life of intangible assets.

     Consolidation of Tactica - In March 2000 (fiscal 2001), we acquired a 55 percent interest in Tactica. At that time, we determined that use of the purchase method of accounting and consolidation was appropriate and we continue to use that method of consolidation. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it and because the minority shareholders of Tactica have not adequately guaranteed their portion of the accumulated deficit, our Condensed Consolidated Statements of Income for the three months and nine months ended November 30, 2003 and 2002 include 100 percent of Tactica’s net income and losses for those periods. We will continue to recognize all of Tactica’s net income or loss until Tactica’s accumulated deficit is extinguished. At November 30, 2003, Tactica’s accumulated deficit totaled $4,076,000.

     Income Taxes - The Inland Revenue Department (the “IRD”) in Hong Kong assessed tax on certain profits of the Company’s foreign subsidiaries for the fiscal years 1990 through 1997. During fiscal 2003, we came to an agreement with the IRD, settling its assessment for fiscal 1990 through 1994 for approximately 56 percent of the amount originally assessed. The IRD has assessed $6,753,000 in tax on certain profits of the Company’s foreign subsidiaries for the fiscal years 1995 through 1997. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, the Company also purchased tax reserve certificates in Hong Kong. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. As of November 30, 2003 and February 28, 2003, the tax reserve certificates were valued at $3,282,000 (U.S.), or approximately 49 percent of the liability assessed by the IRD for fiscal 1995 through 1997. If the IRD’s position were to prevail and it were to assert the same position with respect to fiscal years after 1997, the resulting tax liability could total $42,237,000 (U.S.) for the period from fiscal 1995 through November 30, 2003. The ultimate resolution of the remaining IRD claims cannot be predicted with certainty. However, we have recorded a liability for the IRD’s claims, based on consultations with outside Hong Kong tax counsel as to the probability that some or all of the IRD’s claims prevail. Such liability is included in “Income taxes payable” on the Consolidated Condensed Balance Sheets.

     The United States Internal Revenue Service (“IRS”) has audited the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 1997 through 1999. The IRS has proposed adjustments to those returns. If the IRS’s positions with respect to those adjustments were to prevail, the resulting tax liability could total $7,500,000. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, we are of the opinion that adequate provision for the adjustments proposed has been made in our Condensed Consolidated Financial Statements. The IRS also is auditing the U.S. federal tax returns of the Company’s largest U.S. subsidiary for fiscal years 2000 through 2002. To date, the IRS has not proposed any material adjustments to these returns. The Company cannot predict with certainty the results of the IRS audits for these years.

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

     Valuation of inventory - We account for our inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of its cost or its net realizable value. Determination of net realizable value requires management to estimate the point in time at which an item’s net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

     Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill during the first quarter of fiscal 2004 and, accordingly, recorded no impairment.

     Economic useful life of intangible assets - We apply SFAS 142 in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. With the exception of the $51,663,000 Brut® intangible asset acquired, on September 22, 2004, we have completed our analysis of the remaining useful economic lives of our intangible assets during the first quarter of fiscal 2004 and determined that the useful lives currently being used to determine amortization of each asset are appropriate. The Company expects to complete its analysis of the Brut® intangible asset during the fourth fiscal quarter of 2004.

     In addition to the above policies, several other policies, including policies governing the timing of revenue recognition, are important to the preparation of our financial statements, but do not meet the definition of critical accounting policies because they do not involve subjective or complex judgments.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Factors that could cause actual results to differ from those anticipated include:

•	general industry conditions and competition,

•	credit risks,

•	the Company’s, or its operating segments’, material reliance on individual customers or small numbers of customers,

•	the Company’s material reliance on certain trademarks,

•	the Company’s material concentration of licensing agreements with a limited number of licensors, and the continuing long-term financial capability of those licensors to perform under the terms of such agreements,

•	the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

•	the impact of other current and future laws and regulations,

•	the results of our disagreement with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

•	any future disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

•	risks associated with inventory, including potential obsolescence,

•	risks associated with new products and new product lines,

•	risks associated with the Company’s material reliance on certain manufacturers for a significant portion of its production needs,

•	risks associated with operating in foreign jurisdictions,

•	foreign currency exchange losses,

•	worldwide and domestic economic conditions,

•	uninsured losses,

•	reliance on computer systems,

•	management’s reliance on the representations of third parties,

•	risks associated with new business ventures and acquisitions, including the transition and integration of our September 29, 2003 acquisition of certain assets relating to the Brut® fragrances, deodorants and antiperspirants,

•	risks associated with investments in equity securities,

•	risks associated with the possible sale of all or a partial interest in Tactica, or restructuring of the ownership and/or operations of Tactica, including the risk of losing experienced operating personnel, diverting corporate management resources away from other segment operations, and

•	the risks described from time to time in the Company’s reports to the Securities and Exchange Commission, including this report.

NEW ACCOUNTING GUIDANCE

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) by providing alternative methods of transition to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of stock compensation information, including the method used to account for stock-based compensation and the effects of that method on reported financial results in interim, as well as annual, financial statements. The Company accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, it recognizes no compensation expense in our financial statements for stock options issued with exercise prices that equal or exceed the cost of our common stock on the date such options are issued. As a result, the Company does not expect the provisions of SFAS 148 covering the transition to fair-value method accounting for stock-based compensation to affect its financial statements.

     The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended November 30, 2003 and November 30, 2002, and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except par value)

			Three months ended November 30,		Nine months ended November 30,
			2003	2002	2003	2002

Net Income:		As Reported	$25,062	$16,791	$53,004	$32,258
		Fair-value cost	1,243	1,634	6,040	5,940

		Proforma	$23,819	$15,157	$46,964	$26,318

Earnings per share:
	Basic:	As Reported	$0.89	$0.60	$1.88	$1.14
		Proforma	0.84	0.54	1.66	0.93

	Diluted:	As Reported	$0.78	$0.57	$1.71	$1.09
		Proforma	0.74	0.52	1.52	0.89

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a guarantor record a liability for and disclose certain types of guarantees. For certain other guarantees, FIN 45 requires only disclosure in the notes to the financial statements. The Company has not made any of the types of guarantees for which FIN 45 requires that a liability be recorded. However, certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FIN 45 requires disclosure of these guarantees, of the Company’s product warranties, and of various indemnity arrangements to which the Company is a party. These disclosures are contained in Note 9 in our consolidated condensed financial statements.

     On April 30, 2003, the FASB issued FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). These amendments clarify the definition of derivatives, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments and modify the cash flow presentation of derivative instruments that contain financing elements. The Statement clarifies the accounting for option-based contracts used as hedging instruments in a cash flow hedge of the variability of the functional-currency-equivalent cash flows for a recognized foreign-currency-denominated asset or liability that is remeasured at spot exchange rates. This approach was issued to alleviate income statement volatility that is generated by the mark-to-market accounting of an option’s time value component. This Statement is effective for all derivative transactions and hedging relationships entered into or modified after June 30, 2003. These types of contracts are discussed in Note 14 in our consolidated condensed financial statements.

     In May 2003, the FASB issued FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25. We are still reviewing the effects of SFAS 150 on our financial statements. We currently do not have any financial instruments that are covered under this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short term borrowings. Interest on our long-term debt is fixed at rates ranging from 7.01 percent to 7.24 percent. Increases in interest rates do not expose us to risk on this debt. However, as interest rates drop below the rates on our long-term debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

     As mentioned in “Liquidity and Capital Resources”, interest rates on our revolving credit agreement varies based on the three-month LIBOR rate and on our ratio of debt to EBITDA. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement with Bank of America, entered into on September 22, 2003 allows for maximum revolving borrowings of $50,000,000. At November 30, 2003, there was $21,000,000 of outstanding borrowings under this credit line and open letters of credit totaling $101,000 (which reduces the $50,000,000 borrowing limit dollar for dollar). The need to continue to borrow under this new agreement could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

     Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in countries other than the United Kingdom, Germany, France, Brazil, Canada, and Mexico are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany are invoiced in Euros, and in Canada are transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.

     Our net sales denominated originally in currencies other than the U.S. Dollar totaled approximately $30,307,000 and $19,583,000 for the quarters ended November 30, 2003 and November 30, 2002, respectively, and $53,107,000 and $31,090,000, respectively, for the nine months then ended, converted at the month-end exchange rates. Our foreign currency exchange gains totaled $940,000 and $112,000 for quarters ended November 30, 2003 and November 30, 2002, respectively, and gains of $853,000 and $1,038,000 for the nine months ended November 30, 2003 and November 30, 2002, respectively.

     During fiscal 2003, we began hedging against foreign currency exchange rate-risk by entering into forward contracts to exchange a total of 5,000,000 British Pounds for U.S. Dollars at rates ranging from 1.5393 to 1.5480 dollars per British Pound. This forward contract closed during March 2003.

     During the quarter ended May 31, 2003, we entered into two series of forward contracts. The first contract was to exchange 5,000,000 British Pounds for U.S. Dollars at rates ranging from 1.6056 to 1.6153 U.S. Dollars per British Pound. The second forward contract was to exchange 2,500,000 Euros for U.S. Dollars at a rate of 1.09 U.S. Dollars per Euro. Forward contracts to exchange 4,500,000 British Pounds and 2,500,000 Euros for U.S. Dollars remained outstanding at November 30, 2003 and are scheduled to expire by February 28, 2004.

     In November, 2003 we entered into an additional series of contracts to exchange an additional 5,000,000 British Pounds for U.S. Dollars at rates ranging from 1.6349 to 1.6455 U.S. Dollars per British Pound. These forward contracts remained outstanding at November 30, 2003 and are scheduled to expire by February 8, 2005.

     In December 2003, we entered into an additional contract to exchange an additional 3,000,000 Euros for U.S. Dollars at a rate of 1.19 U.S. Dollars per Euro. This forward contract is scheduled to expire by February 8, 2005.

     We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the Company’s fiscal quarter ended November 30, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the fourth quarter of the fiscal year ended February 28, 2001, the Company recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement (which was later formally terminated) with The Schawbel Corporation (“Schawbel”), the supplier of the Company’s butane hair care products. In a related matter, in September 1999, Schawbel commenced litigation in the U.S. District Court for the District of Massachusetts against The Conair Corporation (“Conair”), the predecessor distributor for Schawbel’s butane products. In its action, amended in June 2000, Schawbel alleged, among other things, that Conair, following Schawbel’s termination of the Conair distribution agreement, stockpiled and sold Schawbel product beyond the 120 day “sell-off” period afforded under the agreement, and manufactured, marketed and sold its own line of butane products which infringed patents held by Schawbel. The Company intervened as a plaintiff in the action to assert claims against Conair similar to the claims raised by Schawbel. Conair responded by filing a counterclaim alleging that the Company conspired with Schawbel to unlawfully terminate Conair’s distribution agreement with Schawbel, and to disparage Conair’s reputation in the industry. In June 2003, the parties to the litigation settled their claims and the proceeding was dismissed. See Note 15 to the Company’s Consolidated Condensed Financial Statements for the fiscal quarter ended November 30, 2003 for a description of the impact of the settlement of this litigation on the Company’s consolidated condensed financial statements.

ITEM 5. OTHER INFORMATION

     On October 2, 2003 the Company announced that it has started evaluating strategic alternatives for its investment in Tactica with a view towards maximizing shareholder value. These alternatives include a possible sale of all or a partial interest in Tactica or its assets, or restructuring the ownership and/or operations of Tactica. There can be no assurance that any transaction involving Tactica will occur, or that any transaction or restructuring will have a favorable effect on the Company’s liquidity or financial position.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits

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

     (b) Reports on Form 8-K

On September 4, 2003, the Company furnished a report on Form 8-K in connection with the public announcement of its definitive agreement to acquire Brut® for the United States, Canada and the rest of the Western Hemisphere from Unilever NV (NYSE:UN, UL) for $55,000,000.

On October 9, 2003, the Company furnished a report on Form 8-K in connection with its press release, dated October 2, 2003, in which the Company announced its results for its second fiscal quarter ending August 31, 2003.

On October 14, 2003, the Company furnished a report on Form 8-K in connection with the public announcement of the closing of its acquisition of the Brut® brand name.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED (Registrant)

Date:January 14, 2004	/s/ Gerald J. Rubin Gerald J. Rubin Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date:January 14, 2004	/s/ Thomas J. Benson Senior Vice-President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.