Form 10-K
period 2004-02-29
HELEN OF TROY LTD
filed 2004-05-14
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 001-14669

HELEN OF TROY LIMITED

(Exact name of the registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	74-2692550 (I.R.S. Employer Identification No.)

CLARENDON HOUSE
CHURCH STREET
HAMILTON, BERMUDA
(Address of principal executive offices)

1 HELEN OF TROY PLAZA EL PASO, TEXAS (Registrant’s United States Mailing Address)	79912 (Zip Code)

Registrant’s telephone number, including area code: (915) 225-8000

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK - $.10 PAR VALUE
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as the last day of the registrant’s most recently completed second quarter was $573,049,954.

     As of May 11, 2004 there were 29,471,111 shares of Common Stock, $.10 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Company’s definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year on February 29, 2004, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

Index to Exhibits - Page 75

PART I

ITEM 1. BUSINESS

GENERAL

     Unless the context requires otherwise, references to “the Company,” to “our Company,” or to “Helen of Troy” and references such as “we”, “our” and “us” refer to Helen of Troy Limited and its subsidiaries.

     Helen of Troy Limited is a global designer, developer, importer and distributor of hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products. In past years, our Company has reported segment information for three operating segments: North America, International, and Tactica. The North American and International segments sell the same portfolio of products, principally through mass merchants, general retail and specialty retail outlets. Tactica sells personal care and other consumer products to retailers and uses direct response marketing to sell such products directly to consumers. As more fully described in Note (15) to our consolidated financial statements, in the fourth fiscal quarter of 2004, we made the decision to sell our business activities with Tactica, and have made appropriate reclassifications to reflect its activities as a discontinued operation in the accompanying consolidated financial statements. On April 29, 2004 we completed the sale of our ownership interest in Tactica International, Inc. (“Tactica”) back to certain of its key operating manager-shareholders. In exchange for our 55 percent ownership share of Tactica and $17,161,000 of its secured debt and accrued interest, we received marketable securities, intellectual properties, and the right to certain tax refunds. We do not expect a material gain or loss to arise from this sale transaction. We expect to conclude all related exit activities by the end of the second fiscal quarter of 2005.

     Our brand portfolio and operations continue to expand and evolve. During the year, we completed the operating integration of six liquid and powder hair and skin care brands acquired from Procter & Gamble Company in October 2002. Additionally, at the end of September 2003, we acquired the rights to produce and distribute Brut® fragrances, deodorants and antiperspirants throughout North America, Latin America, and the Caribbean. We are currently completing our operating integration of the Brut® product line. We believe these brand acquisitions provide us a solid foothold in grooming, skin care, and hair care products, and represent a significant growth opportunity for us over the coming years. In addition to the core growth (growth from other than acquisition) of our existing brands, when the right opportunity presents itself, we expect to continue to make selective acquisitions of brands that fit our marketing expertise, distribution capability, and return on investment requirements.

     With this strategy in mind, over the past fiscal year we have started an effort to simplify our operating structure in advance of conversion to a new global information system (to be placed into service in fiscal 2005). With the implementation of our new information system, substantially all of our business will be operated under one integrated reporting platform. Management’s philosophy is to emphasize uniform processes within a global operating system that markets and distributes an optimal mix from its product portfolio tailored to the needs, requirements, and economics of local markets. Our Discussion and Analysis of Financial Condition and Results of Operations beginning on page 18 reflects certain changes in content and organization necessary and appropriate to your understanding of our performance. We expect our financial presentations to continue to evolve further next year as the full impact of our recently announced acquisition of OXO International from WKI Holding Company, Inc. becomes reflected in our continuing operations. Our pending acquisition of OXO is further discussed in Note (15) to our consolidated financial statements. We present financial information for each of our operating segments in Note (11) of the consolidated financial statements. The matters discussed in Item 1, herein pertain to all of our existing operating segments, unless otherwise specified.

     We use outside manufacturers to produce our goods. We sell our products to mass merchandisers, drug chains, warehouse clubs, grocery stores, beauty supply retailers and wholesalers, as well as to individual consumers in the United States and other countries.

     We sell certain of our products under licenses from third parties. Our licensed trademarks include Vidal Sassoon®, licensed from The Procter & Gamble Company; Revlon® licensed from Revlon Consumer Products Corporation; Dr. Scholl’s®, licensed from Schering-Plough HealthCare Products, Inc.; Scholl® (in areas other than North America), licensed from SSL Int. Ltd.; Sunbeam®, licensed from American Household, Inc.; Sea Breeze®, licensed from Shisheido Corporation; and Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited.

     We own and actively market a number of trademarks, including Brut®, Vitalis®, Final Net®, Ammens®, Condition 3-in-1®, Dazey®, Caruso®, Karina®, DCNL™, Nandi™, Isobel™, and WaveRage™. We also market hair and beauty care products under the Helen of Troy®, Hot Tools®, Hot Spa®, Salon Edition®, Gallery Series®, and Wigo® trademarks to the professional beauty salon industry.

     We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.

PRODUCTS

     Our business is designing, developing, and selling a full line of personal care and comfort products. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Appliances and Accessories	Hand-held dryers	Vidal Sassoon®, Revlon®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Ecstasy™, Gold Series®, Gallery Series®, Wigo®, Cosmopolitan™, and Sable®

	Curling irons, straightening irons, hot air brushes, and brush irons	Vidal Sassoon®, Revlon®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Gold Series®, Gallery Series®, Straight To The Maxx™, Ecstasy™, Wigo®, Cosmopolitan™, and Sable®

	Hairsetters	Vidal Sassoon®, Revlon®, Cosmopolitan™, and Caruso™

	Paraffin baths, facial brushes, and facial saunas, and other skin care appliances	Revlon®, Hotspa®, Sunbeam®, Dr. Scholl’s®, and Visage Naturel™

	Foot baths	Dr. Scholl’s®, Scholl®, Revlon®, Carel®, and Hotspa®

	Foot massagers, hydro massagers, cushion massagers, and body massagers	Dr. Scholl’s®, Scholl®, Carel®, and Hotspa®

	Hair clippers and trimmers	Vidal Sassoon® and Sunbeam®

	Hard and soft-bonnet hair dryers	Dazey®, Lady Dazey®, Carel®, and Hot Tools®

	Hair styling and utility implements	Vidal Sassoon®, Revlon®, Wave Rage™, Nandi™, DCNL®, and Ecstasy™

	Decorative hair accessories	Vidal Sassoon®, Karina®, Karina Girl™, HOT things™, Isobel™, DCNL®, and DCNL Signature™

Grooming, Skin Care, and Hair Care Products	Liquid hair styling products	Vitalis®, Final Net®, Condition 3-in-1®, Straight To The Maxx™, and Vitapointe®

	Liquid skin care products	Sea Breeze® and Visage Naturel™

	Medicated skin care products	Ammens®

	Fragrances, deodorants, and antiperspirants	Brut®

     In addition to the products shown above, we owned 55 percent of Tactica which we re-classified as a discontinued operation at the end of fiscal 2004, and subsequently sold on April 29, 2004. Tactica designs, develops and sells a variety of personal care and other consumer products in categories such as hair care, hair removal, dental care, skin care, sports and exercise, household, and kitchen.

     We continue to develop new products and enhance existing products in order to maintain and improve our position in the personal care and comfort product market. For example, during fiscal 2003 we improved existing products by adding new technologies to them. Examples include ionic hair care appliances and ceramic hair care appliances. We continued to extend our line of ceramic hair care appliances during fiscal 2004. Ceramic heating surfaces allow infrared heat to penetrate hair quickly and evenly, drying hair faster with superior results. We also continued to extend our line of hair care appliances that incorporate Ionic Technology™. Ionic appliances introduce negative ions into the hair which breaks up moisture on the hair’s surface allowing for quicker drying, better conditioning and smoothing, giving hair a shinier, silkier look and feel. During fiscal 2005 we expect to introduce cordless rechargeable hair care appliances. Also, to provide our consumers more precise thermal application and styling control, we expect to continue to add digital controls, pulse heat and a wider range of wattages to the appliances in our product line.

     Our internal product development efforts were augmented by our fiscal 2003 acquisition from The Procter & Gamble Company of the rights and formulas associated with six hair and skin care brand names. Pursuant to this acquisition, we acquired ownership of the Vitalis®, Condition 3-in-1®, Final Net®, and Ammens® trade names. Additionally, we acquired the rights under long-term license agreements to sell products using the Sea Breeze® and Vitapointe® trademarks. Currently, we are selling hair care and styling liquids under the Vitalis®, Condition 3-in-1®, Final Net®, and Vitapointe® trademarks; skin care liquid, in the form of an astringent, under the Sea Breeze® trademark; and medicated skin care powder under the Ammens® name.

     At the end of September 2003 we acquired certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV. This acquisition continues to expand our brand presence in the grooming, skin care, and hair products categories of our business.

     You can learn more about our currently marketed products at the following Internet address:

http://www.hotus.com

SALES AND MARKETING

     We market our products primarily within the United States. Sales within the United States comprised 84, 90 and 88 percent of total net sales in fiscal 2004, 2003, and 2002, respectively. Both our North American and International segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, and beauty supply retailers and wholesalers. Both of these segments market products through a combination of outside sales representatives and our own internal sales staff.

     The companies from whom we license many of our brand names promote those names extensively. The Revlon®, Vidal Sassoon®, Dr. Scholl’s® and Sunbeam® trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all the trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.

     In fiscal 2004 we reached an agreement to become the title sponsor of the Sun Bowl for the next three years starting with the December 2004 game. The Sun Bowl is one of the longest running invitational post season college football games in the United States with a history that spans over 70 years. The “Vitalis Sun Bowl” will be the official name of this event. CBS Sports will broadcast the game to a nationwide audience and we believe this sponsorship will provide us an opportunity to re-introduce the Vitalis brand to a whole new generation of consumers.

MANUFACTURING AND DISTRIBUTION

     We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples’ Republic of China, Thailand, Taiwan, and South Korea, to manufacture most of the hair and personal care appliances and hair brushes, combs, and hair care accessories sold by our North American and International segments (see discussion of International Manufacturing and Operations in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Information and Factors That May Affect Future Results”). For fiscal 2004, goods manufactured by vendors in the Far East comprised approximately 89 percent of the dollar value of the North American and International segments’ inventory purchases. For fiscal 2003, goods manufactured by vendors in the Far East comprised approximately 95 percent of the dollar value of the North American and International segments’ inventory purchases. Our mix of Far East production continues to decrease with the expansion of our product offerings (most of our grooming, skin care and hair care products are sourced with unaffiliated manufacturers in North America). We purchase the remainder of our products from unaffiliated manufacturers, primarily in Europe.

     The manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products. All our business segments employ numerous technical and quality control persons to assure high product quality.

     Our products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Southaven, Mississippi; Toronto, Canada; and Vancouver, Canada, or directly to customers. We ship substantially all products to North American customers from these warehouses by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers primarily in the Far East, to warehouse facilities in The Netherlands, the United Kingdom, Mexico, Brazil, or directly to customers. We ship products stored at the warehouses in The Netherlands, the United Kingdom, Mexico, and Brazil to distributors or retailers.

     Our customers in the North American and International segments seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often require us to carry substantial levels of inventory in order to meet our customers’ needs.

     Most of our products manufactured outside the countries in which they are sold are subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

     The North American and International operating segments depend materially upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam® and Dr. Scholl’s® trademarks are of particular importance. New product introductions under licensed trademarks require approval from the respective licensors. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures. The duration of the license agreements for the Revlon®, Vidal Sassoon®, Sunbeam®, and Dr. Scholl’s® trademarks, including the renewal terms, exceeds ten years. Upon expiration of the current terms of these agreements, we have the right to extend their terms upon payment of a renewal fee.

The discussion below covers the primary product categories that Helen of Troy currently sells under its major license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

     Under an agreement with The Procter & Gamble Company, Helen of Troy is licensed to sell certain products bearing the Vidal Sassoon® trademark worldwide, except in Asia. Products sold under the terms of this license include hair dryers, curling irons, straightening irons, styling irons, hairsetters, hot air brushes, hair clippers and hair trimmers, mirrors, brushes, combs, and hair care accessories.

     Under agreements with Revlon Consumer Products Corporation, we are licensed to sell worldwide except in Western Europe, hair dryers, curling irons, straightening irons, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers, and battery-operated and electric women’s shavers bearing the Revlon® trademark.

     We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, body massagers, paraffin baths, and support pillows bearing the Dr. Scholl’s® trademark in the United States and Canada, under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl® trademark in other areas of the world through an agreement with Scholl Limited.

     Under an agreement with American Household, Inc. we are licensed to sell hair clippers, hair trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, and spa products bearing the Sunbeam® and Sunbeam Health at Home® trademarks in the United States, Canada, Mexico, Central America, South America, and the Caribbean.

     In October 2002, we acquired from The Procter & Gamble Company the right to sell products under the trademark Sea Breeze® pursuant to a perpetual royalty free license from Shisheido Corporation. We currently sell a line of liquid skin care products under the Sea Breeze® name in the United States and Canada.

     Helen of Troy has filed or obtained licenses for design and utility patents in the United States and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. Our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries.

RELIANCE ON ONE CUSTOMER

     Sales to Wal-Mart Stores, Inc., and its affiliate, SAM’S Club, accounted for approximately 28 percent, 29 percent, and 29 percent of our net sales in fiscal 2004, 2003, and 2002, respectively. No other customer accounted for ten percent or more of net sales during those fiscal years.

ORDER BACKLOG

     When placing orders, our retail and wholesale customers usually request that we ship the related products within specific time frames. There was no significant backlog of orders in any of our distribution channels as of the end of fiscal 2004.

COMPETITIVE CONDITIONS

     The markets in which we sell our products are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors include The Conair Corporation, Applica Incorporated, Remington Products Company, Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-USA, Inc., The New L & N Marketing and Sales Corporation, Chattem, J&J Boots, Andrew Jergens, Loreal, Unilever, and Alberto Culver. Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

     Our business is somewhat seasonal. Net sales in third fiscal quarter accounted for approximately 35, 33, and 33 percent of fiscal 2004, 2003 and 2002 net sales, respectively. As a result of the seasonality of sales, our working capital needs fluctuate during the year.

REGULATION

     Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our electrical products sold in the United States are designed, manufactured, and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.

     The medicated skin powder that we sell under the Ammens® trademark is regulated by the United States Food and Drug Administration.

EMPLOYEES

     As of fiscal year end 2004, we employed 681 full-time employees in the United States, Hong Kong, Europe, Brazil and Mexico of which 205 are marketing and sales employees, 158 are distribution employees, 34 are engineering and development employees, and 284 are administrative personnel. As more fully discussed in Note (15) to our consolidated financial statements, these totals include 58 employees from Tactica, a discontinued business segment sold on April 29, 2004. At the end of fiscal 2004, Tactica employed 41 administrative and 17 sales and marketing personnel. None of the Company’s employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

     Note (11) to the consolidated financial statements contains geographic information concerning our net sales and long-lived assets.

SECURITIES EXCHANGE ACT REPORTS

     We maintain an Internet site at the following address: http://www.hotus.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 (the “Securities Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The public may read and copy any of the materials we file with the SEC in accordance with the Securities Exchange Act at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about our Company. The address of the SEC’s Internet site is http://www.sec.gov.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

     North American Operations (servicing all business segments, except Tactica). We own a 135,000 square foot office building and a 408,000 square foot warehouse in El Paso, Texas. The office building houses our U.S. operations. The El Paso office building and warehouse are located on a 50-acre plot of land that we own. We also own a 619,000 square foot warehouse in Southaven, Mississippi, as well as the 29-acre plot of land on which that warehouse is located. We purchased the Southaven warehouse in January 2003. It became fully operational during May 2003. We lease 108,000 square feet of warehouse space in El Paso, Texas; 50,000 square feet of warehouse space in Toronto, Canada; and 20,000 square feet of warehouse space in Vancouver, Canada. We also lease sales offices in Danbury, Connecticut; Bentonville, Arkansas; Minneapolis, Minnesota; Troy, Michigan; and Toronto, Canada.

     We also own 22 acres of land in El Paso, Texas, near the 50 acres on which the warehouse and the U.S. office building that we own are located. The Company is holding this land for future business use.

     International Operations (servicing all business segments, except Tactica). In mid fiscal 2004, we purchased and moved into a new 10,000 square foot sales and administrative facility in Sheffield, England. We lease warehouse space in public warehouses located in Hong Kong, The Netherlands, and the United Kingdom. In addition, we also lease sales offices in France, Germany, Mexico, and Brazil.

     Tactica. Tactica leases administrative offices in New York, New York and leases public warehouse space in Reno, Nevada.

     Corporate Procurement Operations (servicing our North American and International segments). A subsidiary located in Hong Kong leases approximately 18,000 square feet of office space in Hong Kong. Prior to fiscal 1996 this subsidiary was headquartered in approximately 12,000 square feet of office space in Hong Kong that the Company still owns. This facility is used as a sales office, showroom and staff training site. In January 2004 we entered into a lease for approximately 12,000 square feet of Macao office space to be occupied early in fiscal 2005.

     In December 2003, we sold 12,000 square feet of warehouse space on a 62,000 square foot lot located in El Paso, Texas.

ITEM 3. LEGAL PROCEEDINGS

     Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong assessed $6,753,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. In March of 2004, the IRD made an additional assessment of $3,583,000 (U.S.) for fiscal year 1998. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations.

     In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. The Company purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) on April 26, 2004 as required by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

     If the IRD’s position were to prevail and if it were to assert the same position for years after fiscal 1998, the resulting assessment could total $44,053,000 (U.S.) for the period from fiscal 1995 through fiscal 2004. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     The IRD also assessed $4,468,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1990 through 1994. During the second quarter of fiscal 2003, we settled our dispute with the IRD related to those years for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. As a result of the assessment, we forfeited tax reserve certificates previously valued at $2,468,000 on our Consolidated Balance Sheets and paid the IRD approximately $137,000 in cash. The tax reserve certificates that we forfeited were included on our Consolidated Balance Sheet as of fiscal year end 2003, on the line entitled “Other assets.” The settlement did not affect the current status of the IRD’s assessments for fiscal years 1995 through 1998 and did not have a material effect on our consolidated results of operations.

     United States Income Taxes - The Internal Revenue Service (“the IRS”) audited the U.S. federal tax returns of the Company’s largest U.S. subsidiary for the fiscal years through 1999 and all associated taxes have been settled.

     The IRS is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of certain proposed adjustments to taxable income. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for the best estimate of the probable tax liability for these matters. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. We have made no provision for U.S. federal income taxes on these undistributed earnings. At February 29, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $50,244,000.

     Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

     Our Common Stock is listed on the NASDAQ National Market System [symbol: HELE]. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the Common Stock as reported on the NASDAQ National Market System. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL 2004
First quarter	16.50	11.80
Second quarter	22.00	14.45
Third quarter	27.20	19.29
Fourth quarter	30.80	21.63

FISCAL 2003
First quarter	15.00	11.65
Second quarter	14.17	11.20
Third quarter	12.05	8.20
Fourth quarter	14.58	10.21

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     We have one class of equity security outstanding at February 29, 2004; Common Stock with a par value of $0.10. As of May 05, 2004 there were approximately 405 holders of record of the Company’s Common Stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder. We estimate that approximately 24,500 individuals and institutions hold our Common Stock.

CASH DIVIDENDS

     Our current policy is to retain earnings to provide funds for the operation and expansion of the Company’s business and for potential acquisitions. We have not paid any cash dividends on our Common Stock since inception. Our current intention is to pay no cash dividends in fiscal 2005. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information about our equity compensation plans as of February 29, 2004. All outstanding awards relate to our common stock.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,982,648	$12.98	878,673 (1)

Equity compensation plans not approved by security holders	—	—	—

TOTAL	7,982,648	$12.98	878,673

(1) Includes 366,262 shares authorized and available for issuance in connection with the Helen of Troy Limited 1998 Employee Stock Purchase Plan

PURCHASES OF HELEN OF TROY COMMON STOCK

     The SEC recently amended Item 5 of Form 10-K to add the requirement that a registrant furnish the information required by Item 703 of SEC Regulation S-K for any repurchase of shares made in a month within the fourth quarter of the fiscal year covered by the Form 10-K. Although compliance with this new requirement is not required in a Form 10-K for a fiscal year ending prior to March 15, 2004, we have voluntarily included the following table in order to provide information regarding our purchases of our Common Stock during the three fiscal months ended February 29, 2004:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs (1)
December 1 through December 31, 2003	87,200	$22.67	87,200	2,681,000
January 1 through January 31, 2004	487,126	27.44	487,126	2,193,874
February 1 through February 29, 2004	—	—	—	2,193,874

Total	574,326	$26.72	574,326	2,193,874

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under our publicly announced stock repurchase program. During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 shares of our common stock over a period extending through May 31, 2006.

During the third fiscal quarter ended November 30, 2003, we purchased and retired a total of 231,800 shares under this resolution at a total purchase price of $5,226,000, for a $22.55 per share average price. For the fourth fiscal quarter ended February 29, 2004, as noted above we purchased and retired an additional 574,326 shares under this resolution at a total purchase price of $15,346,000, for a $26.72 per share average price. We did not purchase any shares during the first half of fiscal 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information set forth below has been summarized from our consolidated financial statements. This information contains certain reclassifications necessary to restate prior years operations of Tactica as a discontinued segment. This information should be read in conjunction with the consolidated financial statements and the related Notes to consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” All currency amounts in this document are denominated in U.S. dollars.

For the year ended the last day of February,
(in thousands, except per share data)

	2004(1)	2003(1)	2002(1)	2001(1)	2000
Statements of Income Data
Net sales(2)	$474,868	$379,751	$338,644	$333,154	$297,257
Cost of sales	257,651	224,027	211,041	211,013	185,685	(4)

Gross profit	217,217	155,724	127,603	122,141	111,572
Selling, general, and administrative expenses(2)	131,443	105,522	97,876	94,516 (3)	101,771	(4)

Operating income	85,774	50,202	29,727	27,625	9,801

Interest expense	(4,047)	(3,965)	(4,185)	(3,989)	(3,530)
Other income(5)	4,312 (3)	2,333	1,927	3,122	6,826

Earnings before income taxes	86,039	48,570	27,469	26,758	13,097
Income tax expense (benefit)	14,477	10,778	5,461	5,074	(14)

Income from continuing operations	71,562	37,792	22,008	21,684	13,111

Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax(1)	(11,040)	924	7,207	(4,352)	—

Net earnings	$60,522	$38,716	$29,215	$17,332	$13,111

Per Share Data
Basic
Continuing operations	$2.52	$1.34	$0.78	$0.76	$0.45
Discontinued operations	$(0.39)	$0.03	$0.26	$(0.15)	$—
Total basic earnings per share	$2.13	$1.37	$1.04	$0.61	$0.45

Diluted
Continuing operations	$2.29	$1.28	$0.75	$0.75	$0.44
Discontinued operations	$(0.35)	$0.03	$0.25	$(0.15)	$—
Total diluted earnings per share	$1.94	$1.31	$1.00	$0.60	$0.44

Weighted average number of Common shares outstanding:
Basic	28,356	28,189	28,089	28,420	29,053
Diluted	31,261	29,548	29,199	28,729	29,885

ITEM 6. SELECTED FINANCIAL DATA - CONTINUED

As of last day of February,
(in thousands)

	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (1)	$166,445	$163,452	$182,791	$151,533	$154,395
Total assets	489,609	405,629	357,558	337,181	304,252
Long-term debt	45,000	55,000	55,000	55,000	55,000
Stockholders’ equity (6)	350,103	289,602	250,326	219,609	209,624
Cash dividends	—	—	—	—	—

(1)	Fiscal 2004, 2003, 2002 and 2001 results include 100 percent of the results of Tactica under the line item, “Income from discontinued operations, net of tax”. We acquired a 55 percent interest in Tactica in March 2000. On April 29, 2004 we completed the sale of our interest in Tactica back to certain of its key operating manager-shareholders. Accordingly, the results of operations of Tactica have been reclassified out of income from continuing operations and working capital has been restated to eliminate the impact of Tactica’s current assets and current liabilities. Also, in the fourth fiscal quarter of 2004, we recorded a loss of $5,699,000 from the impairment of Tactica goodwill, net of $1,938,000 of related tax benefits. Because Tactica had accumulated a net deficit at the time that we acquired our interest in it, and because the minority shareholders of Tactica had not adequately guaranteed their portion of the accumulated deficit, our consolidated financial statements for fiscal 2004, 2003, 2002, 2001 and 2000, as restated include 100 percent of Tactica’s net income or loss. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further explanation of the accounting for Tactica.

(2)	In fiscal 2003, we adopted Emerging Issues Task Force Abstract 01-9 (“EITF 01-9”). EITF 01-9 requires that certain vendors record certain consideration given to customers as reductions of sales, rather than as selling, general, and administrative expenses. Certain items that, prior to fiscal 2003, were classified as selling, general, and administrative expenses have been reclassified as reductions to net sales. Those items totaled $3,930,000, $4,234,000, and $2,256,000 for fiscal years 2002, 2001, and 2000, respectively.

(3)	In fiscal 2001, we recorded a $2,457,000 charge for the remaining unamortized costs under a distribution agreement, which was later formally terminated. In the fiscal 2004, we recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters related to this item. This income is included in the line item entitled “Other income”.

(4)	In fiscal 2000, we incurred $2,669,000 of charges to cost of goods sold and $8,725,000 of charges to selling, general, and administrative expenses as a result of the discontinuance of our artificial nails product line. In fiscal 2000, we also incurred $770,000 of charges related to the restructuring and reorganization of several departments.

(5)	Other income includes gains from the sale and appreciation of trading securities of approximately $311,000, $75,000, $165,000, $1,400,000, and $6,300,000 for fiscal years 2004, 2003, 2002, 2001 and 2000, respectively.

(6)	In fiscal 2004, we repurchased 806,126 shares of Common Stock at a cost of $20,572,000. In fiscal 2001, we repurchased 815,946 shares of Common Stock at a cost of $4,623,000. In fiscal 2000 we repurchased 526,485 shares of Common Stock at a cost of $4,076,000. No Common Stock was repurchased during the fiscal years ended 2002 and 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “ Forward-Looking Information And Factors That May Affect Future Results” and in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

OVERVIEW OF THE YEAR’S ACTIVITIES

     As a leading designer, producer and marketer of brand name personal care products, we are constantly searching for new avenues of sales growth. We use product innovation to enhance the versatility, speed, and convenience of our appliances, enabling us to keep our product offerings fresh and exciting to our consumers. Our business over the last year was characterized by the following changes in our business and the market place in which we operate:

•	Electronic Curling Irons, Thermal Brushes, Hair Straighteners, and Hair Crimpers. The curling iron category is a cyclical style driven business. Industry trade estimates place the total market dollar volume growth for this category at approximately 3 percent over the last three years. We continue to add life to this category and additional margin through higher price points by offering numerous performance updates including ceramic elements, higher wattages and pulse heat, and variable rheostat controls for faster heat-up and more precise heat applications. High powered hot air thermal brushes which combine curling brush and hair dryer in one appliance were a top seller in this category. Ceramic hair straighteners continue to grow as an industry category as the straight-hair, sleek-with-a-shine look has gained prominence in the fashion and entertainment industries. Specialty crimpers and wavers have also shown signs of growth. Over the year, we showed gains in market share in this group. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo®, and Wave Rage™ were key brands in this group.

•	Hair Dryers. Hair dryers that offer consumers styling versatility continue to be an important product category in our business. The category is subject to aggressive price competition at entry level price points. The retail market for this group, while still the largest of our product categories has been decreasing. Industry trade estimates place the total market volume growth as trending down approximately 2 percent over the last three years. Innovation has helped us to thrive in this category and perform against the general trend. We were the first to market with Ionic hair dryers. Ionic dryers dry rapidly while leaving hair softer and shinier compared with standard dryers. We have extended our price points, increased volume and broadened the appeal of this category by including nice value added touches such as volumizers, hair pik, and concentrator attachments which allow for more precision styling. Additionally, professional-styles with more powerful AC motors and heavier duty cords and construction are gaining popularity with the retail consumer. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo®, and Wave Rage™ were key brands in this group.

•	Electronic Clippers and Trimmers. Increasing popularity of facial hair has picked up the pace of growth in our clippers and trimmers business. The focus of numerous infomercials on this product group has helped to fuel sales. Industry trade estimates place the total dollar volume market growth over the last three years at over 12 percent with most of this growth occurring last year. While we expect that overall market sales in this group will level out over the coming year, we are a relatively new entrant to the market, and expect to see continuing sales growth in our offerings for the category. Vidal Sassoon® and Sunbeam® were key brands in this group.

•	Massagers and Wellness Products. This category includes hand held massagers, cushion massagers, foot spas, home spa facial and manicure appliances, paraffin baths, and spa care gift sets. The overall size of the Massager and Wellness market is about one half of the personal hair care market. The massager market was trending down over the previous three years, driven by lower retail unit prices but showed new signs of life in calendar 2003. Industry trade estimates place the total market growth overall as down approximately 3 percent over the last three years, but overall dollar volumes were up 16 percent in the latest calendar year with higher end cushioned and heated back and body massagers leading the growth. Another key trend is the health, fitness, and wellness movement which is being helped with the addition of technology to the group. Given the size of this market, we believe there are opportunities to leverage our core competencies of innovation and speed to market to create additional sales growth for Helen of Troy. During fiscal 2004, we embarked on a new product development initiative that resulted in a combined share growth for our wellness and massager brands of 26.3 percent in our served market segments. For fiscal 2005 and beyond, we plan to build on our successes by continuing to track the consumer and retail landscape to develop and offer unique and innovative solutions for our customers. Revlon® and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. We are a new entrant into this market. In October of 2002 we formed Idelle Labs to revive and energize trusted brand names in our recently acquired Men’s Grooming, Skin Care, and Hair Care portfolio. We are focused on aggressively growing the Vitalis®, Sea Breeze®, Ammens®, Condition 3-in-1®, Final Net®, and Vitapointe® product franchises. Our key strategies are to bring growth to these brands through increased investment in consumer advertising and customer promotion. Focusing in the near term on launching complementary, innovative extensions, we are also developing new product lines based on our consumer insights. These brands are contributing positive sales growth momentum to our family of products.

During September of 2003, we also acquired the rights to produce and distribute the Brut® men’s grooming product line throughout the Western Hemisphere. Fiscal 2004 operations contain five months of Brut® sales.

•	Brushes, Combs, and Accessories. This very traditional category of our business was down 4 percent in total dollar volume in fiscal 2004. With the trend towards straighter, cleaner hair styles, the accessory business has suffered. In order to combat the general trend in this market, we are looking to new technologies such as ceramic brushes, Ionic brushes and Ion-ceramic brushes to capitalize on grooming trends. If successful, these will not only bring back volume, but we believe will allow us to sell at higher price points. Vidal Sassoon product packaging is also being refreshed for greater eye appeal and ease of consumer shopping. Finally, an expanded broad advertising program from a key licensor, Revlon will benefit brand awareness for our Revlon® grooming products in fiscal 2005.

•	Hairsetters. This is an older technology that tends to be cyclical and is not seeing much current consumer emphasis due to fashion trending toward straighter hair. Retailers continue to de-emphasize this category to make display space for newer more exciting hair-styling products. In fiscal 2004, our business in this group continued to trend down. Revlon®, Vidal Sassoon®, and Wave Rage™ were key brands in this group.

In addition to the above activities, we continued to pursue the following activities to strengthen our business, and lay the foundation for significant future growth, both organically and through acquisition:

•	We continued with the development and implementation of a new Global Enterprise Resource Planning system. In connection with this, we have devoted a significant amount of our staff’s time to re-thinking every aspect of how we transact business. Through the end of fiscal 2004, we had spent approximately $5,523,000 on this project. We plan to go live on the new system during fiscal 2005.

•	We completed the integration of Ammens®, Brut®, Condition 3-in-1®, Final Net®, Sea Breeze®, Vitalis®, and Vitapointe® brands into our operations, and we believe we are now positioned to expand the sales of these products.

•	At the end of September, 2003, as more fully described in Note (4) to our consolidated financial statements, we entered into a new $50,000,000 unsecured revolving credit facility to facilitate our short-term borrowings and issuances of letters of credit. We immediately used $32,000,000 of this credit facility and available cash to fund the acquisition of the Brut® family of products from Unilever NV. By year end of fiscal 2004, we repaid these borrowings from cash generated from operations.

•	We reached an agreement to become the title sponsor of the Sun Bowl for the next three years starting with the December 2004 game. The Sun Bowl is one of the longest running invitational post season college football games in the United States with a history that spans over 70 years. We have chosen the “Vitalis Sun Bowl” to be the official name of this event which will be broadcast to a nationwide audience by CBS. In addition to being of great benefit to the community where we are headquartered, we believe the “Vitalis Sun Bowl” will provide us the opportunity to showcase the Vitalis® brand to a whole new generation of users.

•	We continued to invest and expand our presence internationally. Overall, our international sales grew 73 percent in fiscal 2004. Due to continued growth in Europe, we had outgrown our existing sales and administrative facilities in Great Britain. Early in fiscal 2004, we invested approximately $2,142,000 to open a new 10,000 square foot office facility in Sheffield, England. Great Britain serves as the base of operations for our European business and oversees our operations in Germany and France. In connection with our Brut® acquisition, we expanded our Latin America activity. In 2003, we opened a Mexico City office which will serve as our base of operations for Latin America. We now have a sales presence in the following countries: the United States, Canada, Great Britain, France, Germany, China, Greece, Australia, Mexico, Brazil, Venezuela, Panama, Chile, Cost Rica, Peru, Trinidad & Tobago, The Dominican Republic, Guatemala, and El Salvador.

•	In order to continue to expand our global market for personal care products under the Revlon® trade name, we amended our trademark licensing agreements with Revlon Consumer Products Corporation, to expand our Revlon® brand name geographic coverage in North America to include Mexico for appliances, spa products, brushes, and hair accessories. The new agreements also allow for the sale of fashion hair care accessories on a worldwide basis except for Western Europe. As part of the new agreement, we prepaid $5,251,000 for calendar years 2006 and 2007 minimum royalties at a fifteen percent per annum discount. Revlon, at its option can require us to prepay our 2008 minimum royalties by December 15, 2004, also at a fifteen percent per annum discount. In the fourth quarter of 2004, in connection with these amendments, we paid $4,749,000 as full payment of a license renewal fee on all Revlon® license agreements which commence January 1, 2008 and run for fifteen years. Additionally, we received two new 20 year renewal options, which allow us to extend the life of the agreements for up to 59 years.

OTHER SIGNIFICANT ACTIVITIES:

     During fiscal 2004 we addressed and/or concluded certain matters which had significant impact on our consolidated financial condition. These are highlighted below:

     As announced in October, 2003 we began evaluating strategic alternatives for our investment in Tactica International, Inc. (“Tactica”), with a view towards maximizing shareholder value. In the fourth fiscal quarter of 2004, we made the decision to exit our business activities with Tactica, and have made reclassifications to reflect its activities as a discontinued operation in the accompanying consolidated financial statements. For fiscal 2004, in connection with the discontinued operations of Tactica and the impairment of its goodwill, we recorded a total loss of $11,040,000, net of taxes. On April 29, 2004 we completed the sale of Tactica back to certain of its key operating manager-shareholders. In exchange for our 55 percent ownership share of Tactica and $17,161,000 of its secured debt and accrued interest, we received marketable securities, intellectual properties, and the right to certain tax refunds. We do not expect a material gain or loss to arise from this sale transaction. We expect to conclude all related exit activities by the end of the second fiscal quarter of 2005. This matter is more fully discussed in Note (15) to our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

				% of Net Sales (1)			% Change
	2004	2003	2002	2004	2003	2002	04/03	03/02
Net sales
North American Segment	$416,312	$345,992	$308,738	87.7%	91.1%	91.2%	20.3%	12.1%
International Segment	58,556	33,759	29,906	12.3%	8.9%	8.8%	73.5%	12.9%

Total net sales	474,868	379,751	338,644	100.0%	100.0%	100.0%	25.0%	12.1%

Cost of sales	257,651	224,027	211,041	54.3%	59.0%	62.3%	15.0%	6.2%

Gross profit	217,217	155,724	127,603	45.7%	41.0%	37.7%	39.5%	22.0%

Selling, general and administrative expense	131,443	105,522	97,876	27.7%	27.8%	28.9%	24.6%	7.8%

Operating income	85,774	50,202	29,727	18.1%	13.2%	8.8%	70.9%	68.9%

Other income (expense):
Interest expense	(4,047)	(3,965)	(4,185)	-0.9%	-1.0%	-1.2%	2.1%	-5.3%
Other income, net	4,312	2,333	1,927	0.9%	0.6%	0.6%	84.8%	21.1%

Total other income (expense)	265	(1,632)	(2,258)	0.1%	-0.4%	-0.7%	-116.2%	-27.7%

Earnings before income taxes	86,039	48,570	27,469	18.1%	12.8%	8.1%	77.1%	76.8%
Income tax expense	14,477	10,778	5,461	3.0%	2.8%	1.6%	34.3%	97.4%

Income from continuing operations	71,562	37,792	22,008	15.1%	10.0%	6.5%	89.4%	71.7%

Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax	(11,040)	924	7,207	-2.3%	0.2%	2.1%	*	-87.2%

Net earnings	$60,522	$38,716	$29,215	12.7%	10.2%	8.6%	56.3%	32.5%

* Calculation is not meaningful

(1)	Cost of sales percentages by segment are computed as a percentage of the related segment’s net sales. All other percentages shown are computed as a percentage of total net sales.

Net Sales:

     Consolidated net sales increased 25.0 percent or $95,117,000 in fiscal 2004 over fiscal 2003. $41,074,000 or 10.8 percent of the fiscal 2004 incremental sales growth is due to the acquisition in October 2002 of six new brands and September 2003 of one new brand in the grooming, skin care, and hair care product group. Core growth (growth without acquisitions) in fiscal 2004 was $54,043,000 or 14.2 percent. Our core growth was as a result of both unit growth and higher price points due to new product enhancements through technology and added features. Examples include hair care appliances utilizing ionic and ceramic technology rather than traditional heating systems. Incremental sales volume in all distribution channels also came from an expansion of our line of massagers under the Dr. Scholl’s® brand and introduction of new products marketed on infomercials and sold at retail outlets.

     Consolidated net sales increased 12.1 percent or $41,107,000 in fiscal 2003 over fiscal 2002. $12,997,000 or 3.8 percent of the fiscal 2003 incremental sales growth is due to the acquisition in October 2002 of six brands in the grooming, skin care, and hair care product group. Core growth (growth without acquisitions) in fiscal 2003 was $28,110,000 or 8.3 percent. Our core growth was as a result of product enhancements through technology and added features. Examples include hair care appliances utilizing ionic and ceramic technology rather than traditional heating systems. We also experienced increased sales in our Vidal Sassoon® line of hair clippers, as well as hair care appliances sold under our Wave Rage™ trademark. Partially offsetting the gains discussed above, our fiscal 2003 net sales of hair brushes, combs, and accessories were 14.9 percent lower than fiscal 2002.

     Net sales increased 20.3 percent or $70,320,000 in our North American segment in fiscal 2004 over fiscal 2003. $32,966,000 or 9.5 percent of the fiscal 2004 incremental sales growth is due to the acquisitions explained above and $37,354,000 or 10.8 percent is due to core growth.

     Net sales increased 12.1 percent or $37,254,000 in our North American segment in fiscal 2003 over fiscal 2002. $11,200,000 or 3.6 percent of fiscal 2003 incremental sales growth is due to the acquisitions explained above and $26,054,000 or 8.4 percent is due to core growth.

     Net sales increased 73.5 percent or $24,797,000 in our International segment in fiscal 2004 over fiscal 2003. $8,108,000 or 24.2 percent of the fiscal 2004 incremental sales growth is due to the acquisitions explained above and $16,689,000 or 49.3 percent is due to core growth. The International segment core sales increases came 60 percent from United Kingdom sales, 17 percent from French sales, and 23 percent from other International segment countries. The strength of the British Pound and Euro against the U.S. dollar in fiscal 2004 also had a positive impact on our International segment’s net sales.

     Net sales increased 12.9 percent or $3,853,000 in our International segment in fiscal 2003 over fiscal 2002. $1,797,000 or 6.0 percent of fiscal 2003 incremental sales growth is due to the acquisitions explained above and $2,056,000 or 6.9 percent is due to core growth. The strength of the British Pound and Euro against the U.S. dollar in fiscal 2003 also had a positive impact on our International segment’s net sales.

Gross Profit Margins:

     Gross profit, as a percentage of sales increased to 45.7 percent in fiscal 2004 from 41.0 percent in fiscal 2003 and 37.7 percent in fiscal 2002. In addition to a more favorable product mix from our North American and International operating segments, and the impact of higher gross margins on grooming, skin care, and hair products, we achieved declines in costs of goods sold due to better sourcing agreements and higher production volumes. Favorable currency exchange rates for the British Pound and Euro also helped improve margins in fiscal 2004 and fiscal 2003. Almost all of our products are purchased in U.S. dollars. 72.3 percent and 85.1 percent of International sales were in British Pounds or Euros during fiscal 2004 and fiscal 2003, respectively.

Selling, general, and administrative expense (“SG&A”):

     SG&A decreased to 27.7 percent of sales in fiscal 2004 from 27.8 percent in fiscal 2003. The 0.1 percent decrease in SG&A between fiscal 2004 and fiscal 2003 resulted from the continued decrease in royalty expense as a percentage of sales due to our renewing of royalty agreements on more favorable terms, the benefit of prepaying minimum royalties early, and an increase in sales for which we own the brand and thus do not incur royalty payments. Freight out costs continue to increase mostly due to higher fuel sur-charges. The increased transportation costs were offset by lower distribution costs as a result of opening our new Southaven, Mississippi warehouse in early fiscal 2004.

     SG&A expenses decreased to 27.8 percent of sales in fiscal 2003 from 28.9 percent in fiscal 2002. Two factors contributed to the 1.1 percent decrease. First, we experienced a $2,035,000 reduction in SG&A due to the discontinuance of goodwill amortization associated with the adoption of Statement of Financial Accounting

Standards No. 142 “Goodwill and Other Intangible Assets”. Second, SG&A dropped by $1,945,000 compared to fiscal 2002 because of foreign exchange gains.

Operating Income by Segment:

     Operating income (loss) by operating segment for fiscal 2004, 2003 and 2002 was as follows:

				% of Net Sales			% Change
	2004	2003	2002	2004	2003	2002	04/03	03/02
Operating Income
North American Segment	$84,631	$49,554	$32,203	17.8%	13.0%	9.5%	70.8%	53.9%
International Segment	10,662	2,995	(244)	2.2%	0.8%	-0.1%	*	*
Corporate / Other **	(9,519)	(2,347)	(2,232)	-2.0%	-0.6%	-0.7%	305.6%	5.2%

Total Segment Operating Income	$85,774	$50,202	$29,727	18.1%	13.2%	8.8%	70.9%	68.9%

* Calculation is not meaningful

     The North American segment’s operating income grew $35,077,000, or 70.8 percent for fiscal 2004 compared to fiscal 2003, and $17,351,000, or 53.4 percent for fiscal 2003 compared to fiscal 2002. Net sales growth, improved gross margins, and decreased SG&A, as previously discussed were the significant contributing factors.

     The International segment’s operating income grew $7,667,000 for fiscal 2004 compared to fiscal 2003, and $3,239,000 for fiscal 2003 compared to fiscal 2002. Net sales growth and improved gross margins, as previously discussed were the significant contributing factors.

     Corporate / other operating loss increased $7,172,000 for fiscal 2004 over fiscal 2003. This increase was attributable to $5,400,000 of executive compensation and $1,600,000 of community relations expenditures included in this line item in fiscal 2004. With shareholder approval, the executive compensation of Mr. Rubin, the Company’s Chief Executive Officer and President, was changed effective September 1, 2003 to provide Mr. Rubin an increased incentive bonus opportunity. Also, effective September 1, 2003, Mr. Rubin’s employment agreement was amended to reduce his quarterly options grants.

Interest expense and Other income / expense:

     Interest expense was $82,000, or 2.1 percent, higher in fiscal 2004 than fiscal 2003. This is due to our draw of $32,000,000 under our revolving line of credit at the end of September 2003 to purchase the rights to produce and distribute Brut® product. By fiscal year end we had repaid all borrowings against this loan.

     Interest expense was $220,000, or 5.3 percent, lower in fiscal 2003 than in fiscal 2002. We did not borrow any funds under our line of credit during fiscal 2003, as opposed to fiscal 2002, when we borrowed funds during the first three quarters of that fiscal year and incurred the related interest expense. During fiscal 2003, our interest expense consisted entirely of interest on our fixed rate long-term notes payable.

     The increase of $1,979,000, or 84.8 percent, in our other income for fiscal 2004, over fiscal 2003, was primarily due to the favorable settlement of two litigation matters, resulting in our recording $2,600,000, net of related legal costs, of other income. This was partially offset by a drop in interest income of $658,000 for the year due to less investable cash and lower interest rates.

     The increase of $406,000, or 21.1 percent, in our other income for fiscal 2003 over fiscal 2002, was due primarily to the fact that we had more cash available for investment during most of fiscal 2003 than fiscal 2002.

Income tax expense:

     Our fiscal 2004 income tax expense was 16.8 percent of net income before taxes, a rate substantially lower than the 22.2 percent rate that we experienced in fiscal 2003. The decline was due to more of our income in fiscal 2004 being taxed in lower tax rate jurisdictions.

     Our fiscal 2003 income tax expense of 22.2 percent of net income before taxes, was higher than the 19.9 percent rate that we experienced in fiscal 2002. The higher rate in fiscal 2003 over fiscal 2002 was a result of additional tax reserves set up in fiscal 2003 to provide for potential tax audit exposures and the comparative impact of the removal of a valuation allowance from a deferred tax asset during fiscal 2002, thereby making that year’s effective tax rate lower than it otherwise would have been.

DISCONTINUED OPERATIONS

     As more fully described in Note (15) to our consolidated financial statements, on October 2, 2003 we announced that we had begun evaluating strategic alternatives for our investment in Tactica International, Inc. (“Tactica”), with a view towards maximizing shareholder value. On April 29, 2004 we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent share of Tactica and $17,161,000 of its secured debt and accrued interest, we received marketable securities, intellectual properties, and the right to certain tax refunds. We do not expect a material gain or loss to arise from this sale transaction.

     Tactica was sold because we believed it no longer fit into our business model. We believe selling Tactica was the most appropriate course of action to maximize our long-term shareholder value. The sale will free key corporate managers to concentrate their efforts on our remaining core operating divisions and to explore and integrate new business opportunities better suited to our long-term objectives and operating system.

     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting for segments to be disposed by sale and, in our circumstances, requires us to report Tactica as a discontinued operation. In accordance with SFAS 144, we classified all assets and liabilities of Tactica as “Assets of discontinued segment held for sale” and “Liabilities of discontinued segment held for sale” in the accompanying Consolidated balance sheets as of the end of fiscal 2004 and 2003. SFAS 144 also requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after net income from continuing operations for each year presented. For fiscal 2004, in connection with the discontinued operations of Tactica and the impairment of its goodwill, we recorded a total loss of $11,040,000, net of taxes. The accompanying Statements of Income and Consolidated Statements of Cash Flows contain all appropriate reclassifications for each year presented.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Selected measures of our liquidity and capital resources as of fiscal year end 2004 and 2003 are shown below:

	2004	2003
Accounts Receivable Turnover (Days)	49.9	57.7
Inventory Turnover (Times)	2.5	2.3
Working Capital	$166,445,000	$163,452,000
Current Ratio	3.2 : 1	4.0 : 1
Ending Debt to Equity Ratio	15.7%	19.0%
Return on Average Equity	18.9%	14.3%

Operating Activities:

     Our cash balance was $53,048,000 at the end of fiscal 2004 compared to $47,441,000 at the end of fiscal 2003. Operating activities provided $77,656,000 of cash during fiscal 2004, compared to $47,339,000 during fiscal 2003. During fiscal 2004, net income, along with an increase in accounts payable, accrued expenses, and income taxes payable provided operating capital necessary to fund $18,953,000 of growth in accounts receivable and inventory. During fiscal 2003, our growth in receivables and payables was relatively flat over the prior year.

     In 2004, the growth in inventory and accounts receivable were required to support growth in our core business and our grooming, skin care, and hair care products. Accounts receivable grew $15,674,000, or 27.4 percent during fiscal 2004, compared to a decrease of $5,084,000, or 8.1 percent during fiscal 2003. Inventory grew $3,279,000 or 3.3 percent during fiscal 2004, compared to $5,967,000 or 6.3 percent during fiscal 2003.

     In fiscal 2004, our accounts receivable turnover improved to 49.9 days from 57.7 days in fiscal 2003, due to improved collections procedures. In fiscal 2004, inventory turnover improved slightly to 2.5 from 2.3 in fiscal 2003. The improved turns were due to the annualization of a full year’s sales and operations in fiscal 2004 against inventory acquired from The Procter & Gamble Company late in fiscal 2003.

     Working Capital increased to $166,445,000 during fiscal 2004 from the levels we reported at the end of fiscal 2003. Our current ratio dropped to 3.2:1 in fiscal 2004 from 4.0:1 in fiscal 2003. The principal reasons for this decrease was a $10,254,000 increase in accrued expenses, a $2,784,000 increase in income taxes due and the classification of a $10,000,000 long-term note payment due in January 2005 as a current liability. This payment represents the first in a series of scheduled payments we will make against our $55,000,000 unsecured Senior Notes, as more fully discussed below.

Investing Activities:

     In fiscal 2004, we acquired the Brut® brand from Unilever NV with internally generated cash flow and $32,000,000 drawn against a revolving credit line and in fiscal 2003 we acquired six brands from The Procter & Gamble Company with internally generated cash flow. These acquisitions resulted in the recording of inventory, capital equipment, trademarks, long-term licenses, and goodwill. In both years, we prepaid certain minimum royalties and licensing renewals in order to secure advantageous modifications of terms in our licensing agreements, and favorable payment discounts against our future royalty obligations. In addition, over the past two years, we have made significant investments to position our corporate infrastructure for future growth opportunities. In the latter half of fiscal 2003 and early fiscal 2004, we completed the purchase and transition to a new warehouse facility in Mississippi, which expanded our ability to serve our customer base in the midwest and eastern United States. In our International operations, we moved to a new owned administrative facility in the UK, which is the base for our European operations. Finally, over the last two years, we have made a significant investment in internal staff time, external consulting resources, software and hardware in developing an integrated Global Information System which we expect to go live with during fiscal 2005.

     Listed below are some highlights of our investing activities:

•	In fiscal 2004, we spent $55,255,000 to acquire from Unilever NV all marketing rights, formulas, fixed assets and production process know-how to distribute the Brut® brands in North America, Latin America and the Carribean. This transaction is more fully described in Note (12) to the consolidated financial statements.

•	In fiscal 2003, we spent $16,920,000 to acquire from The Procter & Gamble Company all rights to the trademarks and certain rights to the formulas and production processes for four trademarks: Ammens®, Vitalis®, Condition 3-in-1®, and Final Net®. In connection with this acquistion, we also spent $19,000,000 to acquire rights under licenses to sell products for two additional trademarks, Sea Breeze® and Vitapointe®.

•	In fiscal 2004, we spent $4,749,000 prepaying license renewals and $5,251,000 prepaying certain future minimum royalty obligations. In fiscal 2003, we spent $11,500,000 prepaying certain minimum royalty obligations.

•	During fiscal 2003, we signed a new agreement with The Procter & Gamble Company and paid a $2,000,000 licensing fee allowing us to sell appliances and combs, hair brushes, and accessories using the Vidal Sassoon® trade name worldwide except in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan, and Thailand. In addition, we are obligated under the agreement to pay royalties on a quarterly basis. The initial agreement was for a ten-year term with options to extend the agreement for two additional ten-year periods.

•	We spent $947,000 in fiscal 2004 and $16,700,000 in fiscal 2003 on the purchase, outfitting, and start-up of our Mississippi warehouse operation.

•	We spent $2,142,000 in fiscal 2004 on our new office facility in the UK.

•	We spent $5,523,000 in fiscal 2004 on our global information system to be deployed later in fiscal 2005.

•	Other capital expenditures of $444,000 in fiscal 2004 and $312,000 in fiscal 2003 were for normal and recurring additions and/or replacements of fixed assets in the normal and ordinary course of business. In fiscal 2003, we also spent $3,664,000 on transportation equipment.

Financing Activities:

     During fiscal 2004 and fiscal 2003, we funded our activities with internally generated cash flow. While we borrowed from time to time against certain revolving credit facilities, all borrowings were short-term and repaid within months of the initial advances. Our most significant short-term borrowing was the draw of

$32,000,000 of cash to initially fund our September 29, 2004 acquisition of the Brut® brand. As of fiscal year end, we used internally generated operating cash flow to pay off this advance.

     We are always looking for the most advantageous use for the cash we generate from operations. During fiscal 2004, we concluded that repurchase of our own stock on the open market would be beneficial to the long term interests of our shareholders. During the second fiscal quarter of 2004, our Board of Directors approved a resolution to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock. During the year, we purchased and retired a total of 344,000 shares of our common stock on the open market at a total purchase price of $7,877,000. An additional 462,126 shares of common stock were tendered by a key shareholder and retired as payment and satisfaction of $12,695,000 of stock purchase price and federal income tax obligations arising from the exercise of 1,200,000 options by a key employee-shareholder. This transaction was valued at an average share price of $27.47 using the average of the high bid and low bid prices for Helen of Troy stock as reported on the NASDAQ National Market System on the day the stock was tendered.

     Proceeds from employee option exercises and purchases through our employee stock purchase plan combined to provide $13,426,000 of cash and $ 8,045,000 in tax benefits in fiscal 2004.

     During fiscal 2003 and through October 30, 2003, we maintained a revolving line of credit with a bank providing for borrowings up to $25,000,000, accruing interest at the three-month LIBOR rate plus a percentage that varied based on the ratio of our debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). This facility was terminated on October 30, 2003. Letters of credit issued and outstanding under this facility at the end of fiscal 2004 were approximately $389,000. We are currently arranging to transfer this letter of credit to our new lender, Bank of America.

     On September 22, 2003, certain of our subsidiaries entered into a new $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon our timely election, borrowings accrue interest based on the respective 1, 2, 3, or 6 month LIBOR rate plus 0.75 percent (based upon the term of the borrowing). The new credit facility allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit will reduce the $50,000,000 borrowing limit dollar for dollar. The credit facility terminates in September 2004. As previously mentioned, we used $32,000,000 of this credit facility to fund the acquisition of the Brut® family of products from Unilever NV. As of the end of fiscal 2004, no revolving loans or letters of credit were outstanding under this facility.

     The Bank of America credit agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     As more fully described in Note (15) of our consolidated financial statements, on April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. Banc of America Securities, LLC has been engaged to assist us in securing funding for this acquisition which will require an estimated $275,000,000 at closing and is expected to close sometime in our second fiscal quarter of 2005. We are currently negotiating the interest rates, maturities, and payment terms of various potential financing instruments associated with the acquisition.

Contractual Obligations:

     Our contractual obligations and commercial commitments, as of the end of fiscal 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt	$55,000	$10,000	$10,000	$10,000	$10,000	$3,000	$12,000
Open purchase orders — inventory	35,521	35,521	—	—	—
Minimum royalty payments	22,682	3,489	3,661	3,766	3,809	3,825	4,132
Advertising and promotional	28,685	5,987	6,253	6,546	5,368	1,342	3,189
Operating leases	3,241	1,674	1,167	280	116	4	—
Purchase and implementation of enterprise resource planning system	2,484	2,484	—	—	—	—	—
Other	4,496	975	989	1,003	929	600	—

Total contractual obligations	$152,109	$60,130	$22,070	$21,595	$20,222	$8,771	$19,321

Off-Balance Sheet Arrangements:

     We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

     Based on our current financial condition and current operations, and subject to the satisfactory completion of our financing the acquisition of certain assets and liabilities of OXO International from WKI Holding Company, Inc., we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. Except for the OXO International transaction, we expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

Acquisition of Trade Names and Licenses:

     On October 21, 2002, we acquired from The Procter & Gamble Company the right to sell products under six trade names. We acquired all rights to the trademarks, formulas, and production processes for four of the six trade names: Ammens®, Vitalis®, Condition 3-in-1®, and Final Net®. The Procter & Gamble Company assigned to us its rights under licenses to sell products bearing the other two trade names; Sea Breeze® and Vitapointe®. The Sea Breeze® license is perpetual. The portion of the purchase price assigned to the four trademarks purchased is included in our consolidated balance sheet as of the end of fiscal 2004 and fiscal 2003 on the line entitled “Trademarks, net of accumulated amortization.” We have concluded that the useful economic lives of these trademarks are indefinite, meaning that they are not subject to amortization. This conclusion was reached after consideration of the history of the brands and of our plans and forecasts for sales of products under these trademarks. The portion of the purchase price assigned to the rights obtained under the Sea Breeze® and Vitapointe® licenses appears on our consolidated balance sheets as of the end of fiscal 2004 and fiscal 2003 on the line entitled “License agreements, at cost less accumulated amortization.” After consideration of the fact that the Sea Breeze® license is perpetual and an analysis of the history of the brand as well as our plans and forecasts with respect to the brand, we determined that the Sea Breeze® license has an indefinite economic useful life. Therefore it is not subject to amortization. The Vitapointe® license expires on December 31, 2010. Although, our long-range expectation is to renew this license upon its expiration, we determined that the finite nature of this license indicates that it has a definite life and is, therefore subject to amortization in the annual amount of $128,000.

Non-monetary Transactions:

     During fiscal 2003, we entered into two non-monetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value. We used approximately $1,400,000 and $600,000 of the advertising credits during fiscal 2004 and fiscal 2003, respectively, and expect to use substantially all remaining advertising credits during the third and fourth quarters of fiscal 2005. The credits are valued at $1,100,000 and $2,500,000 on our consolidated balance sheets at the end of fiscal 2004 and 2003, respectively, and are included in the line item entitled “Prepaid Assets.”

CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission defines critical accounting policies as “those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” We consider the following policies to meet this definition.

     Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong assessed $6,753,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. In March of 2004, the IRD made an additional assessment of $3,583,000 (U.S.) for fiscal year 1998. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations.

     In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. The Company purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) on April 26, 2004 as required by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

     If the IRD’s position were to prevail and if it were to assert the same position for years after fiscal 1998, the resulting assessment could total $44,053,000 (U.S.) for the period from fiscal 1995 through fiscal 2004. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     United States Income Taxes - The IRS is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of certain proposed adjustments to taxable income. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for the best estimate of the probable tax liability for these matters. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. We have made no provision for U.S. federal income taxes on these undistributed earnings. At February 29, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $50,244,000.

     Income Tax Provisions - We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is increased in any period in which we determine that the recovery is not probable.

     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of other complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

     Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements. We reduce sales or increase selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. This process entails a significant amount of inherent subjectivity and uncertainty.

     Valuation of inventory - We account for our inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of its cost or its net realizable value. Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

     Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. In fiscal 2004, we recorded a goodwill impairment charge in connection with the discontinued operations of our Tactica segment, as more fully described in Note (15) to our consolidated financial statements. We did not record any charges for impairment of long-lived assets during fiscal 2003.

     Economic useful life of intangible assets - We apply Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that we amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.

     For a more comprehensive list of our accounting policies, we encourage you to read Note 1 — Summary of Significant Accounting Policies, included in the accompanying consolidated financial statements. Note (1) contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Factors that could cause actual results to differ from those anticipated include:

•	general industry conditions and competition, including our ability to continue to competitively market products with broad consumer appeal,

•	credit risks,

•	the Company’s, or its operating segments’, material reliance on individual customers or small numbers of customers,

•	the Company’s material reliance on certain trademarks, and its ability to protect this and other intellectual property both domestically and internationally,

•	the Company’s material concentration of licensing agreements with a limited number of licensors, and the continuing long-term financial capability of those licensors to perform under the terms of such agreements,

•	the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

•	the impact of other current and future laws and regulations,

•	the results of continuing disagreements with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

•	any disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

•	risks associated with inventory, including potential obsolescence and our ability to accurately forecast our customer demand,

•	risks associated with new products and new product lines,

•	risks associated with the Company’s material reliance on certain manufacturers for a significant portion of its production needs,

•	risks associated with operating in foreign jurisdictions,

•	interest rate risk, particularly those associated with debt instruments we will issue in connection with our recently announced transaction to acquire substantially all the assets and liabilities of OXO International from WKI Holding Company, Inc.,

•	foreign currency exchange losses,

•	general worldwide and domestic economic conditions,

•	uninsured losses,

•	changes in business, political and economic conditions due to the threat of future terrorist activity in the United States and other parts of the world, and related U.S. military action overseas,

•	reliance on computer systems,

•	management’s reliance on the representations of third parties,

•	risks associated with new business ventures and acquisitions, including our ability to manage the transition and integration, and our ability to obtain the anticipated results and synergies from our recently announced transaction to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc.,

•	risks associated with any current or future investments in equity securities,

•	risks associated with the sale of all our interest in Tactica, including our ability to realize the full value of the sales price from certain assets, including marketable securities, intellectual properties and the right to tax refunds that Tactica transferred to us as payment for our 55 percent interest in its stock and secured debt,

•	the risks described from time to time in the Company’s reports to the Securities and Exchange Commission, including this report,

•	the risks associated with the impact that any future changes in generally accepted accounting principles may have on the reported results of operations, and

•	the risks associated with our ability to avoid classification of our parent company as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical we avoid Controlled Foreign Corporations status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

NEW ACCOUNTING GUIDANCE

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

     In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of this Interpretation is effective for any financial statements we issue after December 15, 2003. We have no interests in entities covered by FIN 46R. Therefore, FIN 46R had no affect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term borrowings. Interest on our long-term debt is fixed at rates ranging from 7.01 percent to 7.24 percent. Increases in interest rates do not expose us to risk on this debt. However, as interest rates drop below the rates on our long-term debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

     As mentioned in “Financial Condition, Liquidity, and Capital Resources”, interest rates on our revolving credit agreement varies based on the LIBOR rate and the period we lock LIBOR in for. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement with Bank of America, entered into on September 22, 2003 allows for maximum revolving borrowings of $50,000,000. At the end of fiscal 2004, there were no outstanding borrowings or open letters of credit under this credit line. The need to borrow under this agreement could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

     As mentioned under “Financial Condition, Liquidity, and Capital Resources”, and “Forward-Looking Information and Factors that may affect Future Results”, on April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc., which will require approximately $275,000,000 at closing and is expected to close sometime in our second fiscal quarter of 2005. We are currently negotiating the interest rates, maturities, and payment terms of various potential financing instruments associated with the acquisition. The addition of this level of debt exposure to our consolidated operations, and the uncertainty regarding the associated interest rates, maturities, and payment terms yet to be negotiated, substantially increases our risk profile.

     Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany are transacted in Euros, and in Canada are transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.

     Our net sales denominated originally in currencies other than the U.S. Dollar totaled approximately $73,259,000, $43,366,000 and $25,500,000, for the fiscal years ended 2004, 2003 and 2002, respectively. Our foreign currency exchange gains totaled $1,216,000 and $1,638,000 for the fiscal years ended 2004 and 2003, respectively. In fiscal 2002, we recorded a foreign exchange loss of $307,000.

     During fiscal 2003, we began hedging against foreign currency exchange rate-risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Other income (net)” in the Consolidated Statements of Income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Other income (net)” in the Consolidated Statements of Income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

     The following table summarizes the various forward contracts we designated as cash flow hedges that were open at the end of fiscal 2004 and 2003:

February 29, 2004

									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	February 29,	Forward Rate	at February	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	29,2004	(Thousands)
Sell	Pounds	$5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	$5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	$46
Sell	Euros	$3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	($141)

										($983)

									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	February 29,	Forward Rate	at February	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	29,2004	(Thousands)
Sell	Pounds	$1,000,000	10/24/2002	3/7/2003		1.5520	$1.5738	$1.5393	$1.5734	($34)

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Helen of Troy Limited:

     We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the Company) as of February 29, 2004 and February 28, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended February 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled “Schedule II - Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ KPMG LLP

El Paso, Texas
May 12, 2004

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

February 29, 2004 and February 28, 2003
(in thousands, except shares and par value)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$53,048	$47,441
Trading securities, at market value	692	1,442
Receivables - principally trade, less allowance of $1,100 in 2004 and $1,089 in 2003	72,801	57,165
Inventories	104,057	100,778
Prepaid expenses	7,212	7,465
Deferred income tax benefits	5,930	4,139

Total current assets	243,740	218,430

Property and equipment, at cost less accumulated depreciation of $17,085 in 2004 and $14,015 in 2003	68,704	62,847
Goodwill, net of accumulated amortization of $7,726 in 2004 and 2003	52,786	35,068
Trademarks, net of accumulated amortization of $215 in 2004 and $211 in 2003	50,643	17,048
License agreements, at cost net of accumulated amortization of $11,634 in 2004 and $10,194 in 2003	30,681	27,372
Assets of discontinued operations held for sale	23,185	26,803
Other assets	19,870	18,061

	$489,609	$405,629

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000	$—
Accounts payable, principally trade	15,642	16,363
Accrued expenses:
Advertising and promotional	5,114	5,662
Other	22,935	12,133
Income taxes payable	23,604	20,820

Total current liabilities	77,295	54,978

Liabilities of discontinued operations held for sale	17,211	6,049
Long-term debt, less current portion	45,000	55,000

Total liabilities	139,506	116,027

Stockholders’ equity
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,288,307 and 28,196,517 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively	2,929	2,820
Additional paid-in-capital	73,679	53,984
Retained earnings	274,413	232,798
Accumulated other comprehensive loss	(918)	—

Total stockholders’ equity	350,103	289,602

Commitments and contingencies	$489,609	$405,629

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended The Last Day of February,
	2004	2003	2002
Net sales	$474,868	$379,751	$338,644
Cost of sales	257,651	224,027	211,041

Gross profit	217,217	155,724	127,603

Selling, general, and administrative expense	131,443	105,522	97,876

Operating income	85,774	50,202	29,727

Other income (expense):
Interest expense	(4,047)	(3,965)	(4,185)
Other income, net	4,312	2,333	1,927

Total other income (expense)	265	(1,632)	(2,258)

Earnings before income taxes	86,039	48,570	27,469
Income tax expense	14,477	10,778	5,461

Income from continuing operations	71,562	37,792	22,008

Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax benefit (expense) of $8,394, ($1,252) and ($3,871) in 2004, 2003, and 2002, respectively	(11,040)	924	7,207

Net earnings	$60,522	$38,716	$29,215

Earnings per share:
Basic
Continuing operations	$2.52	$1.34	$0.78
Discontinued operations	$(0.39)	$0.03	$0.26
Total basic earnings per share	$2.13	$1.37	$1.04

Diluted
Continuing operations	$2.29	$1.28	$0.75
Discontinued operations	$(0.35)	$0.03	$0.25
Total diluted earnings per share	$1.94	$1.31	$1.00

Weighted average common shares used in computing net earnings per share
Basic	28,356	28,189	28,089
Diluted	31,261	29,548	29,199

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended The Last Day of February, 2004, 2003, and 2002
(in thousands)

			Other
		Additional	Compre-		Total
	Common	Paid-In	hensive	Retained	Stockholders’
	Stock	Capital	(Loss)	Earnings	Equity
Balances February 28, 2001	$2,806	$52,206	$—	$164,597	$219,609
Net earnings	—	—	—	29,215	29,215
Exercise of common stock options, net	10	710	—	—	720
Issuance of common stock in connection with employee stock purchase plan	4	178	—	—	182
Capital contribution to subsidiary by minority shareholder	—	330	—	270	600

Balances February 28, 2002	2,820	53,424	—	194,082	250,326
Components of comprehensive Income:
Net earnings	—	—	—	38,716	38,716
Exercise of common stock options, net	3	336	—	—	339
Issuance of common stock in connection with employee stock purchase plan	2	219	—	—	221
Cancellation of stock recovered from escrow	(5)	5	—	—	—

Balances February 28, 2003	2,820	53,984	—	232,798	289,602

Components of comprehensive Income:
Components of comprehensive Income:
Net earnings	—	—	—	60,522	60,522
Unrealized loss on cash flow hedging derivatives	—	—	(918)	—	(918)

Total comprehensive Income					59,604

Exercise of common stock options, including tax benefits of $8,045	187	21,036	—	—	21,224
Issuance of common stock in connection with employee stock purchase plan	2	245	—	—	246
Acquisition and retirement of common stock	(81)	(1,586)	—	(18,906)	(20,572)

Balances February 29, 2004	$2,929	$73,679	$(918)	$274,413	$350,103

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended The Last Day of February,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$60,522	$38,716	$29,215
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	6,128	6,422	8,374
Provision for doubtful receivables	38	719	2,153
Purchases of trading securities	(197)	(3,487)	(431)
Proceeds from sales of trading securities	1,252	2,258	2,407
Realized gain - trading securities	(223)	(157)	(777)
Unrealized (gain) loss - trading securities	(82)	90	612
Deferred taxes, net	(1,791)	684	782
Loss (gain) on disposal of property, plant, and equipment	—	(58)	17
Loss (earnings) from operations of discontinued segment	7,279	(924)	(7,207)
Loss from impairment of goodwill of discontinued segment	3,761	—	—
Changes in operating assets and liabilities:
Accounts receivable	(15,674)	5,084	(4,122)
Inventories	(3,279)	(5,967)	19,574
Prepaid expenses	253	(5,226)	(266)
Prepayment of royalties	(5,251)	(11,500)	—
Other assets	3,115	5,392	—
Accounts payable	(721)	8,863	(10,281)
Accrued expenses	10,254	2,565	2,396
Income taxes payable	10,829	3,865	(1,170)

Net cash provided by operating activities	76,213	47,339	41,276

Cash flows from investing activities:
Capital and license expenditures	(13,805)	(42,676)	(759)
Purchase of trademarks	(51,314)	(16,920)	—
Proceeds from sales of property, plant, and equipment	—	—	43
Retirements of property and equipment	80	536	—
Increase in other assets	1,579	1,109	73

Net cash used by investing activities	(63,460)	(57,951)	(643)

Cash flows from financing activities:
Net borrowings on revolving line of credit	—	—	(10,000)
Capital contribution to subsidiary by minority shareholder	—	—	600
Proceeds from exercise of stock options, net	8,026	560	902
Common stock repurchases	(15,172)	—	—

Net cash provided by (used in) financing activities	(7,146)	560	(8,498)

Net increase (decrease) in cash and cash equivalents	5,607	(10,052)	32,135
Cash and cash equivalents, beginning of year	47,441	57,493	25,358

Cash and cash equivalents, end of year	$53,048	$47,441	$57,493

Supplemental cash flow disclosures:
Interest paid	$4,131	$3,890	$4,278
Income taxes paid (net of refunds)	$2,319	$5,025	$5,690
Common stock received as exercise price of options	$5,400	$—	$—

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Helen of Troy Limited, a Bermuda company, and its subsidiaries (“the Company”) design, develop, import, and distribute hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders, and other personal care products. We purchase our products from unaffiliated manufacturers, most of which are located in The People’s Republic of China, Thailand, Taiwan, South Korea, and The United States.

Our financial statements are prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have reclassified certain prior-year amounts to conform to this year’s presentation.

(b)	Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries. Tactica International, Inc. (“Tactica”), a subsidiary in which we acquired a 55 percent interest in fiscal 2001, is now presented as a discontinued operation in accordance with the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the consolidated balance sheets present Tactica’s total assets in the line “Assets of discontinued operation held for sale”, and its total liabilities in the line “Liabilities of discontinued operations held for sale”. Our consolidated net income includes and will continue to include 100 percent of Tactica’s net income or loss until such time as the minority interest in Tactica’s accumulated deficit has been extinguished. We eliminate intercompany balances and transactions in consolidation.

(c)	Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned. Sales and shipping terms vary among our customers, and, as such, revenue is recognized when risk and title to the product transfer to the customer. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts, and customer allowances, which include incentives such as cooperative advertising agreements and off-invoice markdowns. Such deductions are recorded and/or amortized during the period the related revenue is recognized.

(d)	Consideration paid to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where the customer is required to provide us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our Consolidated Statement of Income on the line entitled “Selling, general, and administrative expenses” (“SG&A”). Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales. Customer incentives included in SG&A were $16,603,000, $14,942,000, and $12,261,000 for the fiscal years 2004, 2003, and 2002, respectively.

(e)	Inventories and cost of sales

Our inventories consist almost entirely of finished goods. We account for inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of our cost or net realizable value. A product’s cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our warehouse locations, and capitalized general and administrative expenses directly attributable to the procurement of inventory.

Capitalized general and administrative expenses include all the expenses of operating the Company’s Hong Kong sourcing facility, expenses incurred for production forecasting, and expenses incurred for product design, engineering and packaging. We charged $11,373,000, $10,195,000 and $9,608,000 of such general and administrative expenses to inventory during fiscal years 2004, 2003, and 2002, respectively. We estimate that $4,745,000 and $4,493,000 of capitalized general and administrative expenses were included in our inventory balances on hand at fiscal year ends 2004 and 2003, respectively. When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

The “Cost of sales” line item on the Consolidated Statements of Income is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

(f)	Shipping and handling revenues and expenses

We report revenue from shipping and handling charges on the “Net sales” line of our Consolidated Statements of Income, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” We only include charges for shipping and handling in “Net sales” for sales made to direct response customers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues. Shipping and handling expenses are included in our Consolidated Statements of Income on the “Selling, general, and administrative expenses” line. Our expenses for shipping and handling totaled $28,760,000, $22,178,000 and $20,506,000 during the fiscal years ended 2004, 2003, and 2002, respectively.

(g)	Valuation of accounts receivable

Our allowance for doubtful accounts reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(h)	Property and equipment

These assets are stated at cost. Depreciation is recorded primarily on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

(i)	License agreements and trademarks

A significant portion of our sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, and Dr. Scholl’s® trademarks. Our license agreements are reported on the Company’s Consolidated Balance Sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner which we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales subject to license agreements comprised 64 percent, 71 percent and 74 percent of total consolidated net sales for fiscal years 2004, 2003, and 2002, respectively. Royalty expense under our license agreements is recognized as incurred and is included in our Consolidated Statements of Income on the “Selling, general, and administrative expenses” line.

We also sell products under trademarks that we own. Trademarks that we acquire from other entities are recorded on our Consolidated Balance Sheets at the appraised cost of acquiring the trademark, net of any accumulated amortization. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. When trademarks have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In certain instances, we have determined that particular trademarks have an indefinite useful life. In these cases, no amortization is recorded.

See Note (3) for additional information on our licenses and trademarks.

(j)	Income taxes

We use the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of applicable assets and liabilities. Generally, deferred tax assets represent future income tax reductions while deferred tax liabilities represent income taxes that we expect to pay in the future. We measure deferred tax assets and liabilities using enacted tax rates for the years in which we expect temporary differences to be reversed or be settled. Changes in tax rates affect the carrying values of our deferred tax assets and liabilities. The effects of any tax rate changes are recognized in the periods where they become effective.

(k)	Earnings per share

We compute basic earnings per share based upon the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based upon the weighted average number of common shares plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of stock options.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The number of potentially dilutive securities was 2,905,000, 1,359,000 and 1,110,000 for fiscal years 2004, 2003, and 2002, respectively. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of our common stock totaled -0-, 4,162,662 and 2,794,900 for fiscal 2004, 2003, and 2002, respectively.

(l)	Cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprised $31,159,000 and $37,049,000 of the amount reported on our consolidated balance sheets as “Cash and cash equivalents” at fiscal year ends 2004 and 2003, respectively. Our cash equivalents consist primarily of variable rate demand bonds that mature in 35 or fewer days.

(m)	Trading securities

Trading securities consist of shares of common stock of publicly traded companies and are stated on our Consolidated Balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date. We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date. At February 29, 2004, we held investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, all investments in equity securities are classified as trading securities and included in the “Current assets” section of our Consolidated Balance Sheets. All unrealized gains and losses attributable to such securities are included in “Other income” on the Consolidated Statements of Income. The sum of unrealized and realized net gains attributable to trading securities totaled $311,000, $67,000, and $165,000 in fiscal 2004, 2003, and 2002, respectively.

(n)	Foreign currency transactions and derivative financial instruments

The U.S. dollar is our functional currency. All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. dollars using average exchange rates for the months in which the transactions occurred. Changes in exchange rates that affect cash flows and the related receivables or payables are included as part of the totals on our Consolidated Statements of Income on the line entitled “Selling, general, and administrative expenses”. Our foreign exchange gains/(losses) totaled $1,216,000, $1,638,000 and ($307,000) during the fiscal years ended 2004, 2003, and 2002, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. dollars at specified rates. We first entered into such contracts in fiscal 2003. We account for these transactions in accordance with Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our Consolidated Statements of Income on the line entitled “Selling, general, and administrative expenses”, or our Consolidated Statements of Stockholders’ Equity and Comprehensive Income on the line entitled “Other income, net”, depending on the type of hedging instrument and the effectiveness of the hedges. All our current contracts are highly effective cash flow hedges and are adjusted to their fair market values at the end of each calendar

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

quarter. We evaluate all hedging transactions each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statements of income. See Note (13) to these consolidated financial statements for a further discussion of our hedging activities.

(o)	Advertising

Advertising costs are expensed in the fiscal year in which they are incurred and included in our Consolidated Statements of Income on the “Selling, general, and administrative expenses” line. We incurred advertising costs of $27,106,000, $20,133,000 and $17,817,000 during the fiscal years ended 2004, 2003, and 2002, respectively.

(p)	Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $4,114,000 and $3,263,000 as of fiscal year ends 2004 and 2003, respectively. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past three fiscal years:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
			accrual -
FISCAL YEAR	Beginning	Additions to	payments and
ENDED FEBRUARY	balance	accrual	credits issued	Ending balance
2004	$3,263	$15,848	$14,996	$4,114
2003	$3,428	$12,408	$12,573	$3,263
2002	$2,946	$13,915	$13,433	$3,428

Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires disclosure of these guarantees, of our product warranty liabilities, and of various indemnity arrangements to which we are a party. Additional disclosures related to this policy are contained in Notes (4), (5) and (8) to these consolidated financial statements.

(q)	Carrying value of long-lived assets

We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If the analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. In fiscal 2004, we recorded a goodwill impairment charge in connection with the discontinued operations of our Tactica segment, as more fully described in Note (15) to our consolidated financial statements. We did not record any charges for impairment of long-lived assets during fiscal 2003. Also refer to the subsection of this note entitled “New accounting guidance”, for additional background on these standards.

(r)	Economic useful lives and amortization of intangible assets

We apply Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in determining the useful economic lives of intangible assets that we acquire and report on our consolidated balance sheets. SFAS 142 requires that we amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually. Determining the economic useful life of an intangible asset requires a significant amount of judgment, subjectivity, and uncertainty.

Intangible assets consist primarily of goodwill, license agreements, and trademarks. We amortize certain intangible assets using the straight-line method over appropriate periods ranging from five to forty years. We recorded intangible asset amortization totaling $1,344,000, $1,329,000, and $3,244,000 during fiscal 2004, 2003, and 2002, respectively. See Note (3) to these consolidated financial statements for more information about our intangible assets.

(s)	Interest income

Interest income is included in “Other income, net” on the Consolidated Statements of Income. Interest income totaled $438,000, $1,088,000, and $402,000 in fiscal 2004, 2003, and 2002, respectively.

(t)	Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (5) for our assessment of the fair value of our guaranteed Senior Notes. We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. dollars at specified rates. The fair value of such contracts is determined in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note (13) for more information on our hedging activities.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(u)	Stock-based compensation plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation expense for stock-based compensation plans at fair value. We have chosen to account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we recognize no expense in connection with our stock-based compensation plans, as all stock option grants are made at market value on the date of grant. Income tax benefits attributable to stock options exercised are credited to “Additional paid-in-capital.” In fiscal 2004, we credited $8,045,000 of tax benefits arising from such exercise. In fiscal 2003, tax benefits associated with stock options exercised were immaterial. Disclosures about the Company’s stock-based compensation plans are included in Note (7) to these consolidated financial statements.

(v)	New accounting guidance

On March 1, 2002, the Company adopted EITF 01-9 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor’s Products”, as previously discussed under subsection (d) above, entitled “Consideration paid to customers”. The adoption of EITF 01-9 had no effect on operating income, net earnings, or earnings per share. The following table presents the impact of EITF 01-9 on net sales and selling, general and administrative expenses had the standard been in effect for all fiscal years presented in our consolidated financial statements.

	YEARS ENDED LAST DAY OF FEBRUARY,
	(in thousands)
	2004	2003	2002
Net sales prior to application of EITF 01-9	$481,948	$383,489	$342,574

Adjustments:
Slotting fees	(1,029)	(861)	(1,607)
Cooperative advertising arrangements	(6,051)	(2,877)	(2,323)

Net adjustments	(7,080)	(3,738)	(3,930)

Net sales as reported herein	$474,868	$379,751	$338,644

SG&A prior to application of EITF 01-9	$138,523	$109,260	$101,806

Adjustments:
Slotting fees	(1,029)	(861)	(1,607)
Cooperative advertising arrangements	(6,051)	(2,877)	(2,323)

Net adjustments	(7,080)	(3,738)	(3,930)

SG&A as reported herein	$131,443	$105,522	$97,876

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We adopted SFAS 142 on March 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed reviews of our

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

goodwill to determine whether any of that goodwill was impaired. Based on the results of these reviews, our goodwill was not impaired as of March 1, 2003 or March 1, 2002. As more fully described in Note (15) to the consolidated financial statements, the facts and circumstances surrounding the fiscal 2004 operations of our Tactica operating segment and its subsequent sale, when interpreted under the guidelines established by SFAS 142, required that we record a loss of $5,699,000 from the impairment of Tactica goodwill net of $1,938,000 of related tax benefits, in the fourth fiscal quarter of 2004. Except for the goodwill of our Tactica operating segment, no other goodwill was impaired as of March 1, 2004.

Because it eliminates the amortization of goodwill, SFAS 142 decreased our selling, general and administrative expenses (“SG&A”) by $2,220,000 in fiscal 2004 and $2,035,000 in fiscal 2003. The table on the following page presents the impact of SFAS 142 on our net earnings and earnings per share had the standard been in effect for the fiscal years ended February 2004, 2003 and 2002.

	YEARS ENDED LAST DAY OF FEBRUARY,
	(in thousands, except per share amounts)

	2004	2003	2002
Reported net earnings	$60,522	$38,716	$29,215
Adjustments:
Amortization of goodwill	—	—	2,035
Income tax effect	—	—	(407)

Net adjustments	—	—	1,628

Adjusted net earnings	$60,522	$38,716	$30,843

Reported earnings per share - basic	$2.13	$1.37	$1.04
Adjusted earnings per share - basic	$2.13	$1.37	$1.10
Reported earnings per share - diluted	$1.94	$1.31	$1.00
Adjusted earnings per share - diluted	$1.94	$1.31	$1.06

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business combinations” (“SFAS 141”). SFAS 141 requires all business combinations to be accounted for using the purchase method and requires the recognition of intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. SFAS 141 applies to all business combinations initiated after June 30, 2001. We did not enter into any transactions during fiscal 2004 or 2003 that required the application of SFAS 141. Our purchases of brand names and rights under license from The Procter & Gamble Company in fiscal 2003, and Conopco, Inc., a wholly owned subsidiary of Unilever NV, in fiscal 2004, were purchases of specific assets, rather than business combinations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires that legal obligations associated with the retirement of an asset be recorded as liabilities as incurred and capitalized as part of the cost of the associated asset. These obligations are then depreciated over the course of the asset’s useful life. We believe that SFAS 143 has no effect on our consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). We adopted the provisions of SFAS 144 effective March 1, 2002. SFAS 144 requires that we consider whether conditions are present that would indicate

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

impairment of any of their long-lived assets. If such conditions are present we compare the projected future undiscounted cash flows from such assets to their book value. If the cash flows exceed the book value, no further action is required. If the book value exceeds the projected undiscounted cash flows, a loss must be recognized for the excess of the asset’s book value over its fair value. For the long-lived assets of a segment intended to be disposed of, SFAS No. 144 establishes six criteria that must be met before such asset may be classified as “held for sale or disposal.” Assets that meet those criteria are no longer depreciated and are measured at the lower of book value or its fair value less costs to sell at the date the asset initially is determined to be held for sale or other disposal. SFAS 144 did not affect our consolidated financial statements as of or for the fiscal years ended February 2004 and 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) by providing alternative methods of transition to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of stock compensation information, including the method used to account for stock-based compensation and the effects of that method on reported financial results in interim, as well as annual, financial statements. We account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recognize no compensation expense in our financial statements for stock options issued with exercise prices that equal or exceed the cost of our common stock on the date such options are issued. Our interim and annual financial statements for fiscal periods ending after fiscal 2003 provide the new disclosures required by SFAS 148. See Note (7) to these consolidated financial statements for these related disclosures about our stock-based compensation.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). These amendments clarify the definition of derivatives, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments and modify the cash flow presentation of derivative instruments that contain financing elements. SFAS 149 clarifies the accounting for option-based contracts used as hedging instruments in a cash flow hedge of the variability of the functional-currency-equivalent cash flows for a recognized foreign-currency-denominated asset or liability that is remeasured at spot exchange rates. This approach was issued to alleviate income statement volatility that is generated by the mark-to-market accounting of an option’s time value component. SFAS 149 is effective for all derivative transactions and hedging relationships entered into or modified after June 30, 2003. These types of contracts are discussed in Note (14) in our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25. We are still

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

reviewing the effects of SFAS 150 on our consolidated financial statements. We currently do not have any financial instruments that are covered under this statement.

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of this Interpretation is effective for any financial statements we issue after December 15, 2003. We have no interests in entities covered by FIN 46R. Therefore, FIN 46R had no affect on our consolidated financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

A summary of property and equipment (in thousands) is as follows:

	Estimated	Last day of February,
	Useful Lives
	(Years)	2004	2003
Land	—	$12,123	$12,123
Building and improvements	20-40	45,868	43,667
Computer and other equipment	3-5	11,287	10,518
Transportation equipment	3-5	3,741	3,703
Furniture and fixtures	5-15	7,247	6,850
Information system under development	—	5,523	—

		85,789	76,861
Less accumulated depreciation		(17,084)	(14,014)

Property and equipment, net		$68,704	$62,847

We recorded $3,118,000, $2,943,000, and $2,844,000 of depreciation expense for fiscal 2004, 2003, and 2002, respectively. Capital expenditures totaled $13,805,000, $19,294,000, and $759,000 in fiscal 2004, 2003, and 2002, respectively.

We lease 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real-estate partnership in which our Chief Executive Officer and another member of our Board of Directors are limited partners. During fiscal 2004, 2003, and 2002, we paid this real-estate partnership rentals of $454,000, $614,000, and $624,000, respectively.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INTANGIBLE ASSETS

The following table is a summary, by operating segment, of our goodwill balances as of February 29, 2004 and February 28, 2003. As more fully described in Note (12), during the fiscal fourth quarter of 2004, we recorded additional goodwill of $17,717,000 associated with the acquisition of certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV.

	Total Goodwill by Operating Segment (thousands)

	February 29, 2004			February 28, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating Segment:
North American	$59,431	$(7,293)	$52,138	$41,713	$(7,293)	$34,420
International	1,081	(433)	648	1,081	(433)	648

Total	$60,512	$(7,726)	$52,786	$42,794	$(7,726)	$35,068

The following table discloses information regarding the carrying amounts and associated accumulated amortization for our intangible assets, other than goodwill.

	Intangible Assets (in thousands)

	February 29, 2004			February 28, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	A mount
Trademarks	$50,859	$(216)	$50,643	$17,259	$(211)	$17,048
Licenses	42,315	(11,634)	30,681	37,566	(10,194)	27,372

Gross and net carrying amounts include $50,520,000 of trademarks and $18,000,000 of licenses not subject to amortization as of February 29, 2004 and $16,920,000 of trademarks and $18,000,000 of licenses not subject to amortization as of February 29, 2003. As more fully described in Note (12), during the fiscal fourth quarter of 2004, we recorded additional trademarks with indefinite useful lives (and thus not subject to amortization) of $33,600,000 associated with the acquisition of certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV.

The following table summarizes the amortization expense attributable to intangible assets for the years ending on the last day of February 2004, 2003, and 2002, as well as estimated amortization expense for the fiscal years ending the last day of February 2005 through 2009.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INTANGIBLE ASSETS, CONTINUED

	(in thousands)
Aggregate Amortization Expense For the twelve months ended

February 29, 2004	$1,445
February 28, 2003	$1,330
February 28, 2002	$3,244	(a)

Estimated Amortization Expense For the fiscal years ended

February 2005	$1,445
February 2006	$1,445
February 2007	$1,445
February 2008	$1,395
February 2009	$1,145

(a) Totals for the twelve months ending February 28, 2002 include $2,035,000 of goodwill amortization.

Many of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require the Company to pay minimum royalties and make minimum levels of advertising expenditures. For the fiscal year ending February 28, 2005, minimum royalties due and minimum advertising expenditures under these agreements total $8,395,000 and $7,381,000, respectively.

NOTE 4 — REVOLVING LINE OF CREDIT

We maintained a revolving line of credit with a bank providing for borrowings up to $25,000,000, which incurred interest at the three-month LIBOR rate plus a percentage that varies based on the ratio of our debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). This facility was terminated on October 30, 2003. At February 29, 2004, there were $389,000 open letters of credit against this facility. We are currently arranging to transfer this letter of credit to our new lender, Bank of America.

On September 22, 2003, certain subsidiaries of the Company entered into a new $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon our timely election, borrowings can accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus 0.75 percent (based upon the term of the borrowing). The new credit facility allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit will reduce the $50,000,000 borrowing limit dollar for dollar. The new credit facility terminates in September 2004. As mentioned in Note (12) below, we used $32,000,000 of this credit facility to fund the acquisition of the Brut® family of products from Unilever NV. As of February 29, 2004, no revolving loans or letters of credit were outstanding under this facility.

Our new credit agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. We are in compliance with all these requirements. The agreement has been guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM DEBT

On January 5, 1996, one of our U.S. subsidiaries issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at an annual rate of 7.01 percent. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of our subsidiaries. Annual principal payments of $10,000,000 each begin January 5, 2005, with the final payment due January 5, 2008. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 29, 2004 is approximately $42,128,000.

On July 18, 1997, one of our U.S. subsidiaries issued a $15,000,000 Senior Note. Interest is paid quarterly at an annual rate of 7.24 percent. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited and certain of our subsidiaries and is due July 18, 2012. Annual principal payments of $3,000,000 each begin July 18, 2008, with the final payment due July 18, 2012. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 29, 2004 is approximately $16,650,000.

Both the $40,000,000 and $15,000,000 Senior Notes contain covenants that require that we meet certain net worth and other financial requirements. Additionally, the notes restrict us from incurring liens on any of our properties, except under certain conditions as defined in the Senior Note agreements. We are in compliance with all the terms of these notes. Under the terms of the Senior Notes, one of our U.S. subsidiaries is the borrower. Our consolidated group’s parent company, located in Bermuda, one of our subsidiaries located in Barbados, and three of our U.S. subsidiaries fully guarantee the Senior Notes on a joint and several basis. See Note (8) to these consolidated financial statements for maturity schedules of principal amounts due under the Senior Notes.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES

Our components of earnings from continuing operations before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2004	2003	2002
U.S.	$13,760	$11,866	$6,684
Non-U.S.	72,279	36,704	20,785

	$86,039	$48,570	$27,469

Our components of income tax expense attributable to continuing operations are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2004	2003	2002
Current
U.S.	$5,105	$3,507	$2,990
Non-U.S.	8,444	5,465	1,689
Deferred	928	1,806	782

	$14,477	$10,778	$5,461

Our total income tax expense from continuing operations differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2004	2003	2002
Expected tax expense at the U.S. statutory rate of 35%	$30,114	$17,000	$9,614
Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	(15,637)	(6,222)	(4,153)

Actual tax expense	$14,477	$10,778	$5,461

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$4,256	$651
Inventories, principally due to additional cost of inventories for tax purposes	1,190	1,731
Accrued expenses	926	2,011
Accounts receivable	2,412	1,849

Total gross deferred tax assets	8,784	6,242
Valuation allowance	(70)	(169)
Deferred tax liabilities:
Depreciation and amortization	(2,784)	(1,934)

Net deferred tax asset	$5,930	$4,139

As of the end of fiscal 2004, U.S. net operating loss carryforwards included in our gross deferred tax asset totaling $4,048,000 expire if not utilized by various dates ranging from fiscal 2019 to 2024. Non-U.S. net operating loss carryforwards included in our gross deferred tax asset totaling $208,000 expire if not utilized by various dates between fiscal 2005 and fiscal 2013.

Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong assessed $6,753,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. In March of 2004, the IRD made an additional assessment of $3,583,000 (U.S.) for fiscal year 1998. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations.

In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. The Company purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) on April 26, 2004 as required by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD’s position were to prevail and if it were to assert the same position for years after fiscal 1998, the resulting assessment could total $44,053,000 (U.S.) for the period from fiscal 1995 through fiscal 2004. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES, CONTINUED

matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

The IRD also assessed $4,468,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1990 through 1994. During the second quarter of fiscal 2003, we settled our dispute with the IRD related to those years for $2,505,000 (56 percent of the assessed amount), plus interest of approximately $100,000. As a result of the assessment, we forfeited tax reserve certificates previously valued at $2,468,000 on our Consolidated Balance Sheets and paid the IRD approximately $137,000 in cash. The tax reserve certificates that we forfeited were included on our Consolidated Balance Sheet as of fiscal year end 2003, on the line entitled “Other assets.” The settlement did not affect the current status of the IRD’s assessments for fiscal years 1995 through 1998 and did not have a material effect on our consolidated results of operations.

United States Income Taxes - The Internal Revenue Service (“the IRS”) audited the U.S. federal tax returns of the Company’s largest U.S. subsidiary for the fiscal years through 1999 and all associated taxes have been settled.

The IRS is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of certain proposed adjustments to taxable income. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for the best estimate of the probable tax liability for these matters. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. We have made no provision for U.S. federal income taxes on these undistributed earnings. At February 29, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $50,244,000.

Income Tax Provisions - We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is increased in any period in which we determine that the recovery is not probable.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES, CONTINUED

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. In addition to potential changes in tax laws, the Company’s position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of other complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

NOTE 7 — STOCK-BASED COMPENSATION PLANS

We sponsor four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. All options to date have been granted at or above market prices on the dates of grant. Accordingly, no compensation expense has been recognized for our stock option plans or our stock purchase plan. Had we recorded compensation expense for our stock option plans based on the fair value of the options at the dates of grant for those awards, consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation,” net earnings and earnings per share would have been reduced to the following pro forma amounts:

			Years Ended The Last Day of February,
			2004	2003	2002
Net earnings		As Reported	$60,522,000	$38,716,000	$29,215,000
		Fair-value cost	6,620,000	7,004,000	7,416,000

		Pro forma	$53,902,000	$31,712,000	$21,799,000

Earnings per share:
	Basic:	As Reported	$2.13	$1.37	$1.04
		Pro forma	$1.90	$1.12	$0.78

	Diluted:	As Reported	$1.94	$1.31	$1.00
		Pro forma	$1.72	$1.07	$0.75

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCK-BASED COMPENSATION PLANS, CONTINUED

We computed the pro forma figures disclosed above using the Black-Scholes option pricing model to estimate grant date fair value of stock options for the periods shown above. The following Black-Scholes assumptions were used:

	Years Ended The Last Day of February,
Option Assumptions	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.5%	39.6%	40.8%
Risk-free interest rate	3.6%	4.1%	4.7%
Expected option term	(1)	(1)	(1)

(1)	Expected lives of 3, 4, 5, or 10 years are used depending on the option granted.

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) we reserved a total of 14,000,000 shares of our common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options (“ISOs”), non-qualified stock options (“Non-Qs”) and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. As of February 29, 2004, 80,411 shares remained available for issue under these plans.

In fiscal 1996, we reserved a total of 980,000 shares of our common stock for issuance to non-employee members of our Board of Directors (the “Directors’ Plan”). We grant options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. As of February 29, 2004, 432,000 shares remained available for issue under the Directors’ Plan.

A summary of stock option activity under all plans is as follows:

	Years Ended Last Day of February,
	2004		2003		2002
		WEIGHTED		WEIGHTED		Weighted
		AVERAGE		AVERAGE		Average
	SHARES	EXERCISE	SHARES	EXERCISE	SHARES	Exercise
	(000’s)	PRICE	(000’s)	PRICE	(000’s)	Price
Options outstanding, beginning of year	8,615	$10.83	7,323	$10.53	6,203	$10.52
Options granted	1,315	18.43	1,384	12.33	1,353	10.26
Options exercised	(1,874)	7.03	(56)	10.00	(108)	6.57
Options forfeited	(73)	10.73	(36)	9.09	(125)	10.25

Options outstanding, at year end	7,983	12.97	8,615	10.83	7,323	10.53

Options exercisable at year-end	7,182	$12.69	7,566	$10.66	5,870	$9.96

Weighted-average fair value of options granted during the year		$8.97		$6.28		$5.74

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCK-BASED COMPENSATION PLANS, CONTINUED

The following table summarizes information about stock options at February 29, 2004:

	Outstanding Stock Options						Exercisable Stock Options
					Weighted-
					Average	Weighted-		Weighted-
					Remaining	Average		Average
	Number of				Contractual	Exercise	Number of	Exercise
	Options	Price Range			Life (years)	Price	Options	Price
ISOs	192,850	$ 4.13	to	$11.53	5.49	$7.17	42,175	$8.01
	229,050	$11.78	to	$14.76	6.16	13.59	30,825	13.08
	215,970	$14.81	to	$23.38	7.50	22.36	13,554	15.61

Total	637,870				6.41	$14.62	86,554	$11.01

Non-Qs	2,350,225	$ 4.13	to	$10.75	6.76	$7.77	2,300,050	$7.81
	2,179,336	$11.84	to	$14.47	7.17	13.07	2,147,086	13.06
	2,511,717	$14.94	to	$23.38	5.71	17.32	2,405,000	17.13

Total	7,041,278				6.51	$12.82	6,852,136	$12.73

Directors’ Plan	108,000	$ 4.41	to	$10.75	6.38	$7.94	108,000	$7.94
	78,500	$11.84	to	$14.47	7.88	12.98	58,500	12.98
	117,000	$14.94	to	$22.81	6.62	18.03	77,000	18.03

Total	303,500				6.86	$13.13	243,500	$13.13

In fiscal 1999 our shareholders approved an employee stock purchase plan (the “Stock Purchase Plan”) under which 500,000 shares of common stock are reserved for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of from 1 percent to 15 percent of their wages or salaries to purchase our common stock. The purchase price for stock purchased under this plan is equal to the lower of 85 percent of the stock’s fair market value on either the first day of each option period or the last day of each period. During fiscal 2004, employees purchased 17,758 shares of common stock from the Company under the Stock Purchase Plan.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Under agreements with customers, licensors, and parties from whom we have acquired assets or entered into business combinations, we indemnify these parties against liability associated with our products. Additionally, we are party to a number of agreements under leases where we indemnify the lessor for liabilities attributable to our action or conduct. The indemnity agreements to which we are a party do not, in general, increase our liability for claims related to our products or actions and have not materially affected our accompanying consolidated financial statements.

The parent company of our consolidated group, Helen of Troy Limited, has guaranteed a commitment of one of its subsidiaries based in the United Kingdom. Helen of Troy Limited has guaranteed up to 600,000 British Pounds to a marketing company, whose services are used by the subsidiary. Our Consolidated Balance Sheet as of February 29, 2004 does not contain any recorded liability for this guarantee.

We guarantee a lease obligation of our 55-percent owned subsidiary, Tactica International, Inc. (“Tactica”) for office space they lease in New York City. Under this guarantee, one of our U.S. subsidiaries has issued a

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES, CONTINUED

$389,000 standby letter of credit to the lessor. The lessor may draw funds from the standby letter of credit if Tactica fails to pay its rent due under the lease. The standby letter of credit decreases to $195,000 on April 30, 2005 and expires on the same date as the related lease, February 27, 2006. We are currently arranging to transfer this letter of credit to our new lender, Bank of America.

We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five-year period and provides that in the event of a merger, consolidation, or transfer of all or substantially all of our assets to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from March 15, 2005 to February 28, 2009. The aggregate commitment for future salaries pursuant to such contracts, at February 29, 2004, excluding incentive compensation, was approximately $4,000,000. In connection with the sale of Tactica on April 29, 2004, future obligations under certain employment agreements in the aggregate amount of $1,000,000 were cancelled.

We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, principally in The Peoples’ Republic of China, Thailand, Taiwan, and South Korea. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations, and political unrest. These risks have not historically affected our operations. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary. However, the relocation of any production capacity could require substantial time and increased costs.

We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued liabilities” and is based on incentives applicable to sales up to the respective balance sheet dates.

We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Under the terms of a Shareholders’ Rights Plan approved by our Board of Directors in fiscal 1999, we declared a dividend of one preference share right (“right”) for each outstanding share of common stock. The dividend resulted in no cash payment by us, created no liability on our part, and did not change the number of shares of our common stock outstanding. The rights are inseparable from the shares of our common stock and entitle its holders to purchase one one-thousandth of a share of Series-A, First Preference Shares (“preference shares”), par value $1.00, at a price of $100 per one one-thousandth of a preference share. Should certain persons or groups of persons (“Acquiring Persons”) acquire more than 15 percent of our outstanding common stock, our Board of Directors may either adjust the price at which holders of rights may purchase preference shares or may redeem all of the then outstanding rights at $.01 per right. The rights associated with the acquiring person’s shares of common stock would not be exercisable. These rights have certain anti-takeover effects. The rights could cause substantial dilution to a person or group that attempts to acquire Helen of Troy Limited in certain circumstances, but should not interfere with any merger or other business combination approved by our Board of Directors. These rights expire December 1, 2008, unless their expiration date is advanced or extended or unless under the terms of the agreement these rights are earlier redeemed or exchanged.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Our contractual obligations and commercial commitments, as of February 29, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt	$55,000	$10,000	$10,000	$10,000	$10,000	$3,000	$12,000
Open purchase orders — inventory	35,521	35,521	—	—	—
Minimum royalty payments	22,682	3,489	3,661	3,766	3,809	3,825	4,132
Advertising and promotional	28,685	5,987	6,253	6,546	5,368	1,342	3,189
Operating leases	3,241	1,674	1,167	280	116	4	—
Purchase and implementation of enterprise resource planning system	2,484	2,484	—	—	—	—	—
Other	4,496	975	989	1,003	929	600	—

Total contractual obligations	$152,109	$60,130	$22,070	$21,595	$20,222	$8,771	$19,321

NOTE 9 — FOURTH QUARTER CHARGES/TRANSACTIONS

In the forth quarter of fiscal 2004, we recorded a goodwill impairment loss of $5,699,000, net of tax benefits of $1,938,000 in connection with our discontinued operations of Tactica, and its subsequent sale in fiscal 2005. The details of this transaction are more fully described in Note (15). Our results for the fourth quarters of fiscal 2003 and 2002 did not contain any transactions of a non-routine nature.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share amounts):

Unaudited
	May	August	November	February	Total
Fiscal 2004:

Net sales	$91,236	$105,335	$165,386	$112,911	$474,868
Gross profit	43,562	47,121	75,226	51,308	217,217
Net earnings from continuing operations	14,621	14,710	25,933	16,298	71,562
Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax	223	(1,612)	(871)	(8,780)	(11,040)
Net earnings	14,844	13,098	25,062	7,518	60,522

Earnings per share
Basic
Continuing operations	0.52	0.52	0.92	0.55	2.52
Discontinued operations	0.01	(0.06)	(0.03)	(0.30)	(0.39)
Total basic earnings per share	0.53	0.46	0.89	0.25	2.13

Diluted
Continuing operations	0.49	0.47	0.81	0.50	2.29
Discontinued operations	0.01	(0.05)	(0.03)	(0.27)	(0.35)
Total diluted earnings per share	0.50	0.42	0.78	0.23	1.94

Fiscal 2003:

Net sales	$76,133	$89,916	$124,045	$89,657	$379,751
Gross profit	29,851	35,129	52,548	38,196	155,724
Net earnings from continuing operations	4,801	7,869	16,638	8,484	37,792
Income (loss) from discontinued segment’s operations, net of tax	1,790	1,007	153	(2,026)	924
Net earnings	6,591	8,876	16,791	6,458	38,716

Earnings per share
Basic Continuing operations	0.17	0.27	0.59	0.30	1.34
Discontinued operations	0.06	0.04	0.01	(0.07)	0.03
Total basic earnings per share	0.23	0.31	0.60	0.23	1.37

Diluted
Continuing operations	0.16	0.27	0.56	0.29	1.28
Discontinued operations	0.06	0.03	0.01	(0.07)	0.03
Total diluted earnings per share	0.22	0.30	0.57	0.22	1.31

     The business of the Company is somewhat seasonal. Between 33 percent and 35 percent of annual sales volume normally occurs in the third fiscal quarter.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SEGMENT INFORMATION

The following table contains segment information for fiscal 2004, 2003, and 2002.

	(in thousands)
	North		Discontinued	Corporate /
2004	American	International	Segment (1)	Other	Total
Net sales	$416,312	$58,556	$—	$—	$474,868
Operating income (loss)	84,631	10,662	—	(9,519)	85,774
Identifiable assets	397,313	45,054	23,185	24,057	489,609
Capital, license, and trademark expenditures	56,210	8,764	—	145	65,119
Depreciation and amortization	5,138	741	—	249	6,128

	North		Discontinued	Corporate /
2003	American	International	Segment	Other	Total
Net sales	$345,992	$33,759	$—	$—	$379,751
Operating income (loss)	49,554	2,995	—	(2,347)	50,202
Identifiable assets	337,596	26,049	26,803	15,181	405,629
Capital / license expenditures	54,100	5,414	—	82	59,596
Depreciation and amortization	4,577	1,331	—	514	6,422

	North		Discontinued	Corporate /
2002	American	International	Segment	Other	Total
Net sales	$308,738	$29,906	$—	$—	$338,644
Operating income (loss)	32,203	(244)	—	(2,232)	29,727
Identifiable assets	287,897	21,248	31,229	17,184	357,558
Capital / license expenditures	647	111	—	—	758
Depreciation and amortization	6,665	1,442	—	267	8,374

(1)	Segment information from prior periods has been restated due to the classification of Tactica as discontinued operations.

The North American and International segments sell the same portfolio of products, principally through mass merchants, general retail, and specialty retail outlets. In these segments, we sell hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders, and other personal care products.

The column above entitled “Corporate / Other” contains items not allocated to any specific operating segment.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses (“SG&A”) used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SEGMENT INFORMATION, CONTINUED

The Company’s domestic and international net revenues from third parties and long-lived assets are as follows (in thousands):

	2004	2003	2002
NET REVENUES FROM THIRD PARTIES:
United States	$397,856	$339,537	$296,385
International	77,012	40,214	42,259

Total	$474,868	$379,751	$338,644

LONG-LIVED ASSETS:
United States	$190,949	$145,495	$87,765
International	24,222	20,600	22,020

Total	$215,171	$166,095	$109,785

Sales to one customer and its affiliate accounted for 28 percent, 29 percent, and 29 percent of the net sales in our continuing operations for fiscal 2004, 2003, and 2002, respectively. Of our total sales to that customer and its affiliate, 100 percent, 92 percent, and 98 percent, respectively were made within the United States during fiscal 2004, 2003, and 2002, respectively.

NOTE 12 — ACQUISITION OF TRADEMARKS AND OF RIGHTS UNDER LICENSE AGREEMENTS

On October 21, 2002, we acquired from The Procter & Gamble Company the right to sell products under six trademarks. We acquired all rights to the trademarks and certain rights to the formulas and production processes for four of the six trademarks: Ammens®, Vitalis®, Condition 3-in-1®, and Final Net®. The Procter & Gamble Company also assigned to us its rights under licenses to sell products for two additional trademarks, Sea Breeze® and Vitapointe®. The Sea Breeze® license is perpetual. We have completed an analysis of the economic lives of the trademarks acquired and believe these trademarks to have indefinite economic lives except for the Vitapointe® license. We have determined that the license covering the Vitapointe® trademark has an economic life equal to its initial term through December 2010 and are currently amortizing the intangible asset over that period. We began recording amortization expense on the Vitapointe® license in the first fiscal quarter of 2004, which for the year ended February 29, 2004, totaled $128,000.

On September 29, 2003, we acquired certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV. The assets consist principally of patents, trademarks, and trade names, product formulations and production technology, related finished goods inventories, distribution rights, and customer lists. We paid $55,255,000 in cash in the transaction. The transaction was funded with $32,000,000 drawn against a new $50,000,000 short-term revolving credit facility with Bank of America, and $23,255,000 of cash on hand. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. Based upon our analysis, we allocated $33,600,000 to trademarks having an indefinite economic life, $17,717,000 to goodwill, $3,725,000 to inventory, and $213,000 to fixed assets.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — FORWARD CONTRACTS

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expense. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. These sales were primarily denominated in Canadian Dollars, British Pounds, and Euros. We make most inventory purchases from the Far East using the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We use a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Other income (net)” in the Consolidated Statements of Income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Other income (net)” in the Consolidated Statements of Income.

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at the end of fiscal 2004 and 2003:

February 29, 2004
								Weighted	Weighted Average	Market Value of the
Contract	Currency	Notational	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at February 29,	Average Forward Rate	Forward Rate at February	Contract in US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	29, 2004	(Thousands)
Sell	Pounds	5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	$46
Sell	Euros	3,000,000	12/2/2004	2/8/2005		1.2070	1.2492	1.1928	1.2399	($141)

										($983)

February 28, 2003
								Weighted	Weighted Average	Market Value of the
Contract	Currency	Notational	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at February 28,	Average Forward Rate	Forward Rate at February	Contract in US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2003	at Inception	28, 2003	(Thousands)
Sell	Pounds	1,000,000	10/24/2002	3/7/2003		$1.5520	$1.5738	$1.5393	$1.5734	($34)

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — NON-MONETARY TRANSACTIONS

During fiscal 2003, we entered into two non-monetary transactions where we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value. We used approximately $1,400,000 and $600,000 of the advertising credits during the fiscal years ended 2004 and 2003, respectively. The remaining credits are included in the line item entitled “Prepaid expenses” on our Consolidated Balance Sheets and valued at $1,100,000 and $2,500,000 at fiscal year ends 2004 and 2003, respectively.

NOTE 15 — SUBSEQUENT EVENTS

Definitive Agreement to Acquire OXO International from WKI Holding Company, Inc.

On April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. Banc of America Securities, LLC has been engaged to assist us in securing funding for this acquisition which will require an estimated $275,000,000 at closing, and is expected to close sometime in our second fiscal quarter of 2005. The closing is subject to the closing of financing for the transaction and customary closing conditions, including regulatory approvals. We are currently negotiating the interest rates, maturities, and payment terms of various potential financing instruments associated with the acquisition.

Based in New York City, OXO International is a world leader in providing innovative consumer products in a variety of product areas. OXO offers approximately 500 consumer product tools in several categories, including, kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. OXO also has strong customer relationships with leading specialty and department store retailers. Each year approximately 50 innovative products are introduced through the OXO Good Grips, OXO Steel, OXO Good Grips i-Series, and OXO SoftWorks product lines.

Assets to be acquired will consist principally of patents, trademarks, tradenames, product design specifications, production know-how, related finished goods inventories, distribution rights, and customer lists. Liabilities assumed will be certain identified liabilities, and certain lease obligations assumed in connection with OXO’s principal administrative offices in New York City. Approximately 35 OXO employees, including its President will be joining Helen of Troy as part of the acquisition. We anticipate the expansion of the OXO brand name into various consumer-related market categories.

Sale of Tactica International, Inc.

On October 2, 2003 we announced that we had begun evaluating strategic alternatives for our investment in Tactica International, Inc. (“Tactica”), with a view towards maximizing shareholder value. On April 29, 2004 we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and $17,161,000 of its secured debt and accrued interest, we received marketable securities, intellectual properties, and the right to certain tax refunds. We do not expect a material gain or loss to arise from this sale transaction.

Tactica was sold because we believed it no longer fit into our business model. We believe selling Tactica was the most appropriate course of action to maximize our long-term shareholder value. The sale will free certain key corporate managers to concentrate their efforts on our remaining core operating divisions and to explore and integrate new business opportunities better suited to or our long-term objectives and operating system.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS, CONTINUED

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual impairment review of goodwill and other intangible assets, which we normally undertake on March 1 of each fiscal year. SFAS 142 also requires a review of goodwill for impairment upon the occurrence of certain events that would more likely than not reduce the fair value of a segment below its carrying amount. One of those events is the impending disposal of a segment. After evaluating the facts and circumstances surrounding the fiscal 2004 operations of our Tactica operating segment and its subsequent sale, against the guidelines established by SFAS 142, we recorded a loss of $5,699,000 for the impairment of 100 percent of the Tactica goodwill recorded in our consolidated balance sheet, net of $1,938,000 of related tax benefits, in the fourth fiscal quarter of 2004.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting segments to be disposed by sale and, in our circumstances, required us to report Tactica as a discontinued operation. In accordance with SFAS 144, we classified all assets and liabilities of Tactica as “Assets of discontinued segment held for sale” and “Liabilities of discontinued segment held for sale” in the accompanying Consolidated Balance Sheets as of the end of fiscal 2004 and 2003. SFAS 144 also requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after net income from continuing operations for each year presented. The accompanying Statements of Income and Consolidated Statements of Cash Flows contain all appropriate reclassifications for each year presented.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

Years ended the last day of February 2004, 2003 and 2002

(in thousands)

		Additions
	Balance at	Charged to		Write-off of
	Beginning	cost and		uncollectible	Balance at
Description	of Year	expenses	Recoveries	accounts	End of Year
Year ended February 29, 2004
Allowance for accounts receivable	$1,089	$1,004	$31	$1,024	$1,100

Year ended February 28, 2003
Allowance for accounts receivable	3,188	1,517	77	3,693	1,089

Year ended February 28, 2002
Allowance for accounts receivable	1,547	1,897	22	278	3,188

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this 2004 Form 10-K, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     In the process of our evaluation, among other matters, we considered the existence of any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

     During the year and through the date of this report, no corrective actions were required to be taken with regard to either significant deficiencies or material weaknesses in our controls. Based on their evaluation, as of the end of the period covered by this form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.

CHANGES IN INTERNAL CONTROLS

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 29, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     In conjunction with our efforts to convert to a new global information system to be placed into service later in Fiscal 2005, we have committed substantial internal and external resources to revise and document operational processes and related internal controls. Our objective is to promote greater uniformity and consistency of transaction processing across all aspects of our operations. Our conversion to the new information system includes a project phase specifically focused on revising our formal understanding of our system of internal control over financial reporting with the objective of meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

     Our intent is to maintain the Disclosure Controls and more pervasive Internal Controls over Financial Reporting as dynamic systems that can undergo appropriately authorized change as conditions warrant. We anticipate completion of the re-documentation process concurrent with the going live on our new system, during the second fiscal quarter of 2005. It is likely that after conversion to the new information system, we will experience a period of significant change and tuning of our procedures as our finance and operations staff gain hands-on experience in addition to the training they received prior to going live. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this will be a challenging transition for us. We believe we have the process and appropriate management in place to effectively manage this transition.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in our Proxy Statement, which we will be filed within 120 days of the end of our 2004 fiscal year, is incorporated by reference in response to this Item 10., as noted below:

•	Information about our Directors;

•	Information about our Executive Officers;

•	Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934, regarding certain beneficial owners of our Common Stock;

•	Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts; and

•	Information about the Standards of Business Ethics and Conduct governing our employees, including our Chief Executive Officer, Chief Financial and Principal Accounting Officer, and the Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2004 fiscal year, is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2004 fiscal year, is incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2004 fiscal year, is incorporated by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2004 fiscal year, is incorporated by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 38 of this Annual Report.

	2.	Financial Statement Schedule: See “Schedule II” on page 71 of this Annual Report

	3.	Exhibits

		The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2004 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibits preceded by two asterisks (**) are management contracts or compensatory plans or arrangements.

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the 1993 S-4).

4.1	Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 1998).

10.1**	Form of Directors’ and Executive Officers’ Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).

10.2**	1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the 1993 S-4).

10.3	Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation’s Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the “November 1992 10-Q”)).

10.4	Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).

10.5	Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).

10.6	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).

10.7	First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K for the period ending February 28, 1993 (the “1993 10-K”).

10.8	First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to the 1993 10-K).

10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).

10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).

10.11	Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement, $40,000,000 7.01 percent Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996).

10.12**	Helen of Troy Limited 1998 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 6, 1998).

10.13**	Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on November 16, 1998).

10.14**	Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 (the August 1999 10-Q)).

10.15**	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).

10.16	Master License Agreement dated October 21, 2002, between The Procter & Gamble Company and Helen of Troy Limited (Barbados) (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

10.17	Acquisition Agreement, dated August 31, 2003, between Conopco, Inc. (a wholly owned subsidiary of Unilever NV), Helen of Troy Limited (Barbados), Helen of Troy Limited (Bermuda), and Helen of Troy Texas Corporation for the purchase of certain assets related to the North American, Latin American and Caribbean production and distribution of Brut Fragrances, Deodorants and Antiperspirants (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2003).

10.18	Loan Agreement, dated September 22, 2003, Helen of Troy Limited (Barbados), Helen of Troy L.P. (Texas), and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2003).

10.19**	Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, dated August 26, 2003 (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ended August 31, 2003 (the August 2003 10-Q)).

21*	Subsidiaries of the Registrant.

23*	Independent Auditors’ Consent.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 20, 2004, we furnished a report on Form 8-K relating to financial information for Helen of Troy Limited for the quarter ended November 30, 2003, as presented in our January 13, 2004 press release and associated conference call.

(c)	See (a)(3) above

(d)	See (a)(2) above

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

Gerald J. Rubin, Chairman,
Chief Executive Officer and Director
May 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson

Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
President, Director and Principal Executive Officer	Principal Accounting Officer
May 14, 2004	May 14, 2004

/s/ Stanlee N. Rubin	/s/ Byron H. Rubin

Stanlee N. Rubin	Byron H. Rubin
Director	Director
May 14, 2004	May 14, 2004

/s/ Daniel C. Montano	/s/ Gary B. Abromovitz

Daniel C. Montano	Gary B. Abromovitz
Director	Director, Deputy Chairman of the Board
May 14, 2004	May 14, 2004

/s/ John B. Butterworth	/s/ Christopher L. Carameros

John B. Butterworth	Christopher L. Carameros
Director	Director
May 14, 2004	May 14, 2004