Form 10-K/A
period 2004-02-29
HELEN OF TROY LTD
filed 2004-06-28
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
COMMON STOCK — $.10 PAR VALUE
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, as filed by the registrant on May 14, 2004, and is being filed solely to replace Part III, Items 10 through 14. The reference on the cover of the registrant’s Form 10-K to the incorporation by reference of registrant’s Definitive Proxy Statement into Part III of Form 10-K is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the original Form 10-K has been updated by this Amendment. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications and is amending the Index to Exhibits to include such certifications.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Summary information concerning the Company’s directors and executive officers is set forth below. The Board of Directors consists of seven members, all of whom are elected to one year terms. The following individuals are the current directors and executive officers:

Name	Age	Position
Gerald J. Rubin	60	Chairman of the Board, Chief Executive Officer, and President
Christopher L. Carameros	50	Executive Vice President and Director
Thomas J. Benson	47	Senior Vice President and Chief Financial Officer
Vincent D. Carson	44	Vice President, General Counsel, and Secretary
Gary B. Abromovitz	61	Deputy Chairman of the Board, and Chairman of the Audit Committee
Stanlee N. Rubin	60	Director
Daniel C. Montano	55	Director
Byron H. Rubin	54	Director
John B. Butterworth	52	Director

     Set forth below are descriptions of the principal occupations during at least the past five years of the executive officers and members of our Board of Directors.

GERALD J. RUBIN, age 60, founder of the Company, has been the Chairman of the Board, Chief Executive Officer and President of the Company since June 2000. From 1984 to June 2000, Mr. Rubin was Chairman of the Board and Chief Executive Officer of the Company. Mr. Rubin has been a Director of the Company since 1969.

CHRISTOPHER L. CARAMEROS, age 50, has been a Director of the Company since June 1993. Mr. Carameros joined the Company as an Executive Vice President in January 2003. Mr. Carameros has been an officer and Director of L & M Asset Management Inc., a privately-held company which holds certain of his personal investments, from August 1997 to the present. Mr. Carameros’ principal duties with L & M Asset Management are to oversee its operating and investing activities.

THOMAS J. BENSON, age 47, has been the Senior Vice President of Finance and Chief Financial Officer of the Company since August 2003. Mr. Benson served as Chief Financial Officer of Elamex, S.A. de C.V., a provider of manufacturing and shelter services, from June 2002 to August 2003, and as Chief Financial Officer of Franklin Connections / Azar Nut Company, a manufacturer, packager and distributor of candy and nut products, from May 1994 to June 2002. He has served as an investments director in two private investment firms and spent seven years in public accounting. He received his B.S. from St. Mary’s College and his Masters Degree of Taxation from De Paul University.

VINCENT D. CARSON, age 44, joined the Company on November 1, 2001, in the capacity of Vice President, General Counsel and Secretary, after a 16-year legal career in private practice. Prior to joining the Company, Mr. Carson was a shareholder in Brandys Carson & Pritchard, P.C. from 1993 to 2001, and was a shareholder at Mounce, Green, Myers, Safi & Galatzan, P.C. during 2001. Both firms are located in El Paso, Texas.

GARY B. ABROMOVITZ, age 61, has been Deputy Chairman of the Board of Directors of the Company since March 2002 and a Director of the Company since 1990. Mr. Abromovitz is an attorney and is a consultant to several law firms. He is active in real estate development concentrating on industrial, commercial and historic properties.

STANLEE N. RUBIN, age 60, has been a Director of the Company since 1990. Mrs. Rubin is active in civic and charitable organizations. She is a Partner for the Susan G. Komen Breast Cancer Foundation.

DANIEL C. MONTANO, age 55, has been a Director of the Company since 1980. Mr. Montano has been the Chairman, Chief Executive Officer, and President of two privately-held biotechnology companies, CardioVascular Bio Therapeutics, Inc. and Phage Biotechnology Corporation, since November 1999. Mr. Montano currently sits on the Board of Directors of both of the aforementioned companies. He was the Managing Director of C&K Capital, a private investment company, from January 1997 through May 2002.

BYRON H. RUBIN, age 54, has been a Director of the Company since 1981. Mr. Rubin has been a partner in the firm of Daniels & Rubin, an insurance and tax planning firm in Dallas, Texas, since 1979.

JOHN B. BUTTERWORTH, age 52, has been a Director of the Company since August 2002. Mr. Butterworth is a Certified Public Accountant and, since 1982, has been a shareholder in a public accounting firm located in El Paso, Texas.

AUDIT COMMITTEE

     The Board of Directors has not determined that any of its members of the Audit Committee qualifies as an “audit committee financial expert,” as defined by the SEC in Item 401(h) of Regulation S-K promulgated by the SEC. The Company’s Board currently intends to nominate a person for election to the board of directors at the August 31, 2004 annual meeting that qualifies as an “audit committee financial expert.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Except as noted below, to the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal 2004 all Section 16(a) filing requirements applicable to the Directors, executive officers and greater than 10% shareholders were satisfied. Form 4’s for the following individuals were filed late:

Chris Carameros	March 25, 2003 Stock Option Grant was filed late on June 4, 2003

Tom Benson	August 22, 2003 Stock Option Grant was filed late on August 27, 2003

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and finance department personnel, including the Company’s principal accounting officer and controllers. The code of ethics is posted on the Company’s website at: www.hotus.com.

     The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer, chief financial officer, or finance department personnel, including the Company's principal accounting officer and controllers, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K promulgated by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the summary of compensation earned during fiscal 2002 through 2004 by the Company’s Chief Executive Officer and its other Executive Officers.

SUMMARY COMPENSATION TABLE

					LONG-TERM
		ANNUAL COMPENSATION			COMPENSATION
				OTHER	SECURITIES
				ANNUAL	UNDERLYING	ALL OTHER
NAME AND PRINCIPAL	FISCAL	SALARY	BONUS	COMPENSATION	OPTIONS/SARS	COMPENSATION
POSITION	YEAR	($)	($)	($)	(#)	($)
Gerald J. Rubin	2004	600,000	5,474,156	—	625,000	117,077	(1)(2)(3)(4)
Chairman, Chief Executive	2003	600,000	2,039,175	—	1,000,000	105,380	(1)(2)(3)(4)
Officer, and President	2002	600,000	1,391,174	—	1,000,000	38,994	(1)(2)(3)(4)

Christopher L. Carameros	2004	498,000	269,154	—	300,000	6,725	(5)
Executive Vice-President (5)	2003	83,000	—	—	—	—

Thomas J. Benson	2004	135,417	37,306	—	56,883	1,158	(6)
Senior Vice-President Finance and Chief Financial Officer(6)

Vincent D. Carson	2004	181,788	81,992	—	5,000	3,334	(7)
Vice-President and	2003	176,663	45,000	—	5,000	270	(7)
General Counsel (7)	2002	58,333	5,562	—	10,000	—

(1)	Includes $4,205, $1,000 and $1,000 of the Company’s contributions to the Helen of Troy 401(k) Plan, in fiscal 2004, 2003, and 2002, respectively.

(2)	Includes amounts representing the premiums paid for executive and Survivorship life insurance policies. The economic benefit of such policies totaled $21,571, $21,167, and $19,599 in fiscal 2004, 2003, and 2002, respectively. During fiscal 2004 and 2003, the Company paid annual premiums of $360,000 in respect of the policies. During fiscal 2002, the Company paid annual premiums of $403,431 in respect of the policies. See Item 13. “Certain Relationships and Related Party Transactions.”

(3)	Includes $68,300 and $62,582 attributable to personal and travel expenses and $2,772 and $1,583 attributable to group term life insurance for fiscal 2004 and 2003, respectively. Also includes $5,798 of disability insurance premiums paid by the Company during fiscal 2004, 2003 and 2002.

(4)	Includes amounts representing the annual lease value of a vehicle provided by the Company. Such amounts totaled $14,431, $13,250 and $12,597 for fiscal 2004, 2003, and 2002, respectively.

(5)	Included for fiscal 2004 is $6,000 of the Company’s contributions to the Helen of Troy 401(k) Plan and $725 attributable to life insurance premiums. Mr. Carameros joined the Company as an employee on January 1, 2003. Prior to such appointment Mr. Carameros was a non-employee Director of the Company. Mr. Carameros continues to serve on the Board of Directors.

(6)	Included for fiscal 2004 is $1,000 of the Company’s contributions to the Helen of Troy 401(k) Plan and $158 attributable to life insurance premiums. Mr. Benson joined the Company in August 2003.

(7)	Included for fiscal 2004 is $2,959 of the Company’s contributions to the Helen of Troy 401(k), and $375 and $270 attributable to life insurance premiums in fiscal 2004 and 2003, respectively. Mr. Carson joined the Company in November 2001.

     The following table sets forth certain information regarding grants of stock options during the fiscal year ended February 29, 2004 to each of the Named Executive Officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

					POTENTIAL REALIZABLE VALUE
					AT ASSUMED ANNUAL RATES OF
					STOCK PRICE APPRECIATION
	INDIVIDUAL GRANTS				FOR OPTION TERM
	NUMBER OF	% OF TOTAL
	SECURITIES	OPTIONS/SARS
	UNDERLYING	GRANTED TO
	OPTIONS/SARS	EMPLOYEES IN	EXERCISE OR
	GRANTED	FISCAL YEAR	BASE PRICE	EXPIRATION	5%	10%
NAME	(#)	(%)	($/SH)	DATE	($)	($)
G. Rubin	250,000	19%	14.935	05/31/2013	2,348,135	5,950,636
G. Rubin	250,000	19%	21.465	08/31/2013	3,374,806	8,552,420
G. Rubin	125,000	10%	22.810	11/30/2013	1,793,136	4,544,158
C. Carameros	300,000	23%	12.975	03/25/2013	2,447,972	6,203,643
T. Benson	56,883	4%	21.210	08/22/2013	758,754	1,922,832
V. Carson	5,000	*	23.375	12/01/2013	73,502	186,269

*	Less than one percent of options granted during the fiscal year.

     The following table sets forth the number and value of unexercised options held by each of the Named Executive Officers on February 29, 2004:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			NUMBER OF SECURITIES
			UNDERLYING UNEXERCISED		VALUE OF UNEXERCISED
			OPTIONS/SARS AT FISCAL		IN-THE-MONEY OPTIONS / SARS
	SHARES ACQUIRED		YEAR-END (#)		AT FISCAL YEAR-END ($) (1)
	ON EXERCISE	VALUE REALIZED
NAME	(#)	($)	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
G. Rubin	1,200,000	27,564,000	6,625,000	—	108,512,925	—
C. Carameros	229,414	3,062,176	134,586	—	2,174,237	—
T. Benson	—	—	—	56,883	—	450,513
V. Carson	—	—	3,000	17,000	53,618	234,958

(1)	Represents the difference between the last sale price of the Common Stock on February 29, 2004 ($29.13) and the exercise price of the option, multiplied by the applicable number of options.

DIRECTOR COMPENSATION

     For the first half of fiscal 2004, each member of the Board of Directors of the Company who was not an employee of the Company received a quarterly retainer of $4,000 and a fee of $3,000 for each meeting of the Board of Directors attended. For the second half of fiscal 2004, each member of the Board of Directors of the Company who was not an employee of the Company received a quarterly retainer of $6,000 and a fee of $3,000 for each meeting of the Board of Directors attended. Non-chair members of the Audit Committee also received fees of $3,000 for each Audit Committee meeting attended during the first half of fiscal 2004 and $6,000 during the second half of fiscal 2004. The Board members also received reimbursement for travel and lodging expenses incurred in connection with attending all such meetings. During fiscal 2004 the Audit Committee Chair also received quarterly retainers of $10,000 and the Compensation Committee Chair received quarterly retainers of $5,000. In the second half of fiscal 2004, the Board approved and began paying quarterly retainers of $10,000 to the Deputy Chairman of the Board.

     Under the Helen of Troy Limited 1995 Stock Option Plan For Non-Employee Directors, each non-employee Director receives, on the first day of each fiscal quarter, stock options to acquire 4,000 shares of the Company’s Common Stock. Stock options granted to non-employee Directors have an exercise price equal to the median of the high and low market prices of the Common Stock on the last trading date preceding the date on which the stock options are granted. Such stock options vest after one year.

EMPLOYMENT CONTRACT

     Mr. Rubin’s employment contract was amended and restated effective September 1, 2003. Mr. Rubin’s employment contract has a term of five years, renews itself daily and provides for a base salary of $600,000, and a bonus payable based on the earnings achieved by the Company in any applicable fiscal year according to the following scale:

	AMOUNT OF EARNINGS ACHIEVED BY
AMOUNT OF BONUS PAYABLE	THE COMPANY IN THE APPLICABLE
AS A PERCENT OF EARNINGS	FISCAL YEAR
5%	$—	to	$30,000,000
6%	$30,000,001	to	$40,000,000
7%	$40,000,001	to	$50,000,000
8%	$50,000,001	to	$60,000,000
9%	$60,000,001	to	$70,000,000
10%	$70,000,001	or more

     For the purposes of the bonus calculation, “earnings” means the sum of the consolidated earnings from continuing operations before all income taxes of the Company and its subsidiaries, minus extraordinary income, plus extraordinary expenses, minus capital gains, and plus capital losses. All components of the calculation are required to be determined in accordance with accounting principles generally accepted in the United States.

     The amount of the incentive bonus calculated above is then reduced by the salary paid to Mr. Rubin in the fiscal year. Mr. Rubin’s incentive bonus also provides that Mr. Rubin’s incentive bonus for any fiscal year may not exceed $15,000,000. The employment agreement also calls for the reimbursement of certain expenses and taxes. Under the terms of the employment agreement, Mr. Rubin was entitled to receive options to purchase Common Stock that are immediately vested in the amount of 250,000 shares on the last business day of each of the Company’s fiscal quarters. During fiscal 2004, pursuant to the employment agreement, Mr. Rubin received option grants of 250,000 each for the first two fiscal quarters. The employment agreement was amended effective September 1, 2003 to grant Mr. Rubin option grants of 125,000 shares on the last business day of the Company’s fiscal quarters starting with the fiscal quarter beginning September 1, 2003. Under the amended employment agreement, Mr. Rubin received an option grant of 125,000 in the third fiscal quarter. In the fourth fiscal quarter, Mr. Rubin declined receipt of the balance of available options in order to allow the options in the plan to be used to reward selected members of the Company’s management with an equity ownership interest in the financial success of the Company.

     The terms of Mr. Rubin’s employment agreement require that options continue to be granted subject to such options being available under the Company’s stock option plans. In the event there are not a sufficient number of shares under the stock option plans to cause the grant of stock options to Mr. Rubin, the Company agrees to use its reasonable efforts to cause the Company’s shareholders to approve additional shares of Common Stock to be subject to such stock option plans to enable such grants. In the event the Company’s shareholders do not approve additional shares to be issued under such stock option plans, the Company is not obligated to Mr. Rubin to grant such options.

     Should Mr. Rubin’s employment with the Company be terminated by an occurrence other than death, disability or good cause, Mr. Rubin will receive payments, each in an amount equal to his monthly rate of basic compensation, which shall commence on the date of termination and shall continue until the date the employment contract would have expired but for said occurrence. Mr. Rubin would also receive payments, payable annually after the close of each fiscal year of the Company, each in an amount of incentive compensation and bonuses that would otherwise have been payable to him if he had continued in the employ of the Company for the same period, provided, however, the incentive compensation and bonus payable with respect to any fiscal year shall not be less than the highest annual incentive compensation and bonus award made to Mr. Rubin with respect to the Company’s most recent three fiscal years ending prior to the date of termination.

     Upon the occurrence of a change in control of the Company, Mr. Rubin may elect to terminate his employment with the Company, and upon such termination will receive a present-value lump sum payment of that amount due to him as basic compensation if his employment contract had continued until the date the employment contract would have expired but for said occurrence. In the event of a change in control, Mr. Rubin will also receive a lump sum payment in an amount equal to the amount of incentive compensation and bonuses that would otherwise have been payable to him under the employment agreement. Such lump sum payment shall be calculated using Mr. Rubin’s highest incentive compensation and bonuses payable with respect to the Company’s most recent three fiscal years ending prior to the date of the termination, with present value calculated using the applicable federal rate for the date of the termination of employment. Mr. Rubin’s contract also provides for a gross-up for the excise tax on any amounts that are treated as excess parachute payments under the Internal Revenue Code of 1986, as amended.

     If Mr. Rubin’s employment is terminated by an occurrence other than by death, disability or good cause, including upon a change in control, Mr. Rubin will also receive: (1) all amounts earned, accrued or owing but not yet paid to him, (2) immediate vesting of all options granted to him, (3) removal of all restrictions on restricted stock awarded to him and immediate vesting of the rights to such stock, if any, (4) medical benefits for him and his wife for life and (5) paid premiums of his life insurance policies, required under his employment contract. Mr. Rubin will continue to participate in all employee benefits plans, programs or arrangements available to Company executives in which he was participating on the date of termination until the date the employment contract would have expired but for said occurrence or, if earlier, until he receives equivalent benefits and coverage by another employer.

     In the event of Mr. Rubin’s death, all unpaid benefits under these agreements are payable to his estate. Mr. Rubin’s contract grants him the right to elect a cash payment of the remainder of his contract in the event of a merger, consolidation or transfer of all or substantially all of the Company’s assets to any unaffiliated company or other person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All members of the Compensation Committee during 2004 were independent Directors, and none of them were employees or former employees of Helen of Troy. During 2004, no Helen of Troy executive officer served on the Compensation Committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on Helen of Troy’s Compensation Committee or Board.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee has submitted the following report:

     The Compensation Committee is responsible for developing the Company’s executive compensation strategy and for administering the policies and programs that implement this strategy. The Committee is comprised entirely of independent, non-employee Directors.

     The executive compensation strategy reflects the Company’s fundamental philosophy of aligning the interests of management with Helen of Troy’s long-term performance and offering competitive compensation opportunities based on each individual’s contribution to the achievement of shareholder value. This strategy is designed to attract and retain employees with outstanding qualifications and experience.

     The three elements of the Company’s executive compensation strategy, all determined by corporate and individual performance, are:

•	Base salary;

•	Annual incentive compensation; and

•	Long-term incentive compensation.

     The Compensation Committee has reviewed the compensation packages for Executives of the Company’s primary competitors and those of other Companies that sell consumer products. Some of these competitors are privately held and are therefore not included in the accompanying stock performance graph. The performance of the selected companies was compared to that of Helen of Troy. Earnings performance, stock price, accretive acquisitions, and other criteria intended to increase shareholder wealth continue to be the primary considerations in crafting compensation packages for Company Executives to align their interests with that of the Company’s shareholders.

     The base salary for Gerald J. Rubin (Chief Executive Officer and President) for fiscal 2004 was based on his employment contract. See “Executive Compensation — Employment Contract.”

     The base salaries for the other executive officers during fiscal 2004 were determined by the Chief Executive Officer of the Company based on the skills and experience required by the position, the effect of the individual’s performance on the Company and the potential of the individual.

     Annual incentive compensation consists of cash bonuses. The amount of the cash bonus for Gerald J. Rubin is based upon the 1997 Cash Bonus Performance Plan, as amended, which has been approved by the Company’s shareholders. For fiscal 2004, the Company awarded a bonus of $5,474,156 to Gerald J. Rubin under the 1997 Cash Bonus Performance Plan.

     The 2004 incentive bonuses for the other executive officers were determined based upon performance objectives set by the Company’s Chief Executive Officer.

     Long-term incentive compensation consists of the Company’s stock option plans. Stock options are granted based on the performance and position of the executive officer, as well as the Company’s performance. Executive officers are provided with opportunities for ownership positions in the Common Stock through the Company’s stock option plans. This opportunity for ownership, combined with a significant performance-based incentive compensation opportunity, forges a strong link between the Company’s management and shareholders. During fiscal 2004 the Company’s Board of Directors granted to Gerald J. Rubin, Christopher L. Carameros, Thomas J. Benson and Vincent D. Carson stock options to purchase 625,000, 300,000, 56,883 and 5,000 shares of the Common Stock, respectively.

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1,000,000 on the amount of compensation that Helen of Troy may deduct in any one year with respect to each of its five most highly paid executive officers. Certain performance-based compensation approved by shareholders is not subject to the deduction limit. Helen of Troy’s shareholder-approved 1998 Stock Option and Restricted Stock Plan, in which awards under such plans constitute performance-based compensation, is not subject to Section 162(m) of the Tax Code. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy that all compensation must be deductible.

     As stated above, the compensation to the Company’s Chief Executive Officer, Gerald J. Rubin, during fiscal 2004 consisted of base salary, annual incentive compensation, and long-term incentive compensation. All of the factors discussed above in this report were taken into consideration by the Compensation Committee in determining the total compensation for Mr. Rubin for fiscal 2004.

Respectfully submitted,

COMPENSATION COMMITTEE OF DIRECTORS
Gary B. Abromovitz (Chairman)
Daniel C. Montano

HELEN OF TROY FIVE-YEAR
STOCK PRICE PERFORMANCE GRAPH

     The graph below compares the cumulative total return of the Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 1999. The Peer Group Index was the Dow Jones Industry Group — Cosmetics.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes certain equity compensation plan information as of February 29, 2004:

EQUITY COMPENSATION PLAN INFORMATION

NUMBER OF SECURITIES
REMAINING AVAILABLE FOR
FUTURE ISSUANCE UNDER
	NUMBER OF SECURITIES TO	WEIGHTED-AVERAGE	EQUITY COMPENSATION
	BE ISSUED UPON EXERCISE	EXERCISE PRICE OF	PLANS (EXCLUDING
	OF OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	SECURITIES REFLECTED IN
	WARRANTS, AND RIGHTS	WARRANTS, AND RIGHTS	COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,982,648	$12.98	878,673 (1)
Equity compensation plans not approved by security holders	—	—	—

TOTAL	7,982,648	$12.98	878,673

(1)	Includes 366,262 shares authorized and available for issuance in connection with the Helen of Troy Limited 1998 Employee Stock Purchase Plan, 432,000 shares authorized and available for issuance under the Helen of Troy Limited 1996 Stock Option Plan for Non-Employee Directors, and 80,411 shares authorized and available for issuance under the Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 21, 2004, the beneficial ownership of the Common Stock of the Directors and the executive officers of the Company, the Directors and executive officers of the Company as a group, and each person known to the Company to be the beneficial owner of more than five percent of the Common Stock:

	COMMON STOCK
NAME OF BENEFICIAL OWNER	BENEFICIALLY OWNED	PERCENT *
Gerald J. Rubin (1)(2)(3)(4)(5)	8,577,922	23.43%
One Helen of Troy Plaza El Paso, Texas 79912

Stanlee N. Rubin (1)(2)(3)(4)(5)	8,577,922	23.43%
One Helen of Troy Plaza El Paso, Texas 79912

Byron H. Rubin (6)	8,000	*	*
Daniel C. Montano (7)	64,000	*	*
Gary B. Abromovitz (8)	24,500	*	*
Christopher L. Carameros (9)	167,640	*	*
John B. Butterworth (10)	9,105	*	*
Thomas J. Benson	—	*	*
Vincent D. Carson (11)	4,468	*	*

All directors and executive officers as a group	8,855,635	24.19%
(9 persons) (12)

Columbia Wanger Asset Management, LP (13)	2,475,000	6.76%
227 West Monroe Street Suite 3000 Chicago, Illinois 60606

FMR Corp. (14)	2,400,000	6.56%
82 Devonshire Street Boston, Massachusetts 02109

*	Percent ownership is calculated based on 29,513,890 shares of the Company’s Common Stock outstanding on June 21, 2004 and a total of 7,095,161 of stock options held by all grantees which could be exercised within 60 days of June 21, 2004.

**	Ownership of less than one percent of the outstanding Common Stock.

(1)	Does not include 144,000 shares in a trust for the children of Gerald J. Rubin and Stanlee N. Rubin in which they disclaim any beneficial ownership.

(2)	Includes 276,980 shares held beneficially through a partnership in which Gerald J. Rubin and Stanlee N. Rubin are partners.

(3)	Includes 6,625,000 shares in the case of Gerald J. Rubin, subject to stock options that are exercisable within 60 days of June 21, 2004. Gerald J. Rubin’s stock options are subject to a one-half undivided community property interest with Stanlee N. Rubin.

(4)	Includes 1,575,942 shares owned directly by Gerald J. Rubin, all of which are subject to a one-half undivided community property interest with Stanlee N. Rubin.

(5)	Includes 100,000 stock options, issued under the 1995 Stock Option Plan For Non-Employee Directors and exercisable within 60 days of June 21, 2004, held by Stanlee N. Rubin and subject to a one-half undivided community property interest with Gerald J. Rubin.

(6)	Includes 8,000 stock options issued under the 1995 Stock Option Plan For Non-Employee Directors and exercisable within 60 days of June 21, 2004.

(7)	Includes 64,000 stock options issued under the 1995 Stock Option Plan For Non-Employee Directors and exercisable within 60 days of June 21, 2004.

(8)	Includes 22,500 stock options issued under the 1995 Stock Option Plan For Non-Employee Directors and exercisable within 60 days of June 21, 2004 and 2,000 shares held in an Individual Retirement Account.

(9)	Comprised of 134,586 stock options issued under the 1998 Stock Option and Restricted Stock Plan and exercisable within 60 days of June 21, 2004, 1,839 shares acquired through the Helen of Troy Employee Stock Purchase Plan, and 31,215 shares held personally.

(10)	Includes 8,000 stock options issued under the 1995 Stock Option Plan For Non-Employee Directors and exercisable within 60 days of June 21, 2004, and 1,105 shares held in an Individual Retirement Account.

(11)	Includes 3,000 stock options issued under the 1998 Stock Option and Restricted Stock Plan and exercisable within 60 days of June 21, 2004 and 1,468 shares acquired through the Helen of Troy Employee Stock Purchase Plan.

(12)	Includes all shares and options discussed in notes 2 through 10 above.

(13)	According to reviews of schedule 13G/A filed on February 12, 2004, and Form 13F filed on March 31, 2004, Columbia Wanger Asset Management, LP has shared dispositive and voting power for 2,475,000 shares.

(14)	According to reviews of schedule 13G/A filed on February 17, 2004, and Form 13F filed on March 31, 2004, FMR Corp. has sole dispositive power for 2,400,000 shares and sole voting power for -0- shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2004, the Company continued an agreement (the “Lease”) under which it leases a 108,000 square foot warehouse facility in El Paso, Texas, from a real estate partnership (the “Partnership”) in which Gerald J. Rubin and Stanlee N. Rubin are limited partners. The Company entered into the Lease in order to expand its inventory storage capacity in El Paso, Texas. Under the terms of the Lease, the Company pays $29,250 in monthly rent. The Company also pays certain expenses associated with the operation of the facility. The Company leased the warehouse facility for the entire fiscal year and made a total of $454,000 in payments for associated rent and operating expenses during fiscal 2004. The Company has obtained an appraisal from a third party confirming that the amount of rent under the Lease is comparable to that being paid by other companies for similar facilities in El Paso. The Company obtained comparable rental information on similar properties from an unaffiliated real estate company at the time of the Lease. This information was used to establish the rental rate for this facility. The Lease is a month-to-month agreement. Either the Company or the Partnership may cancel the Lease by providing the other party with notice 30 days in advance of terminating the Lease.

     For the first half of fiscal 2004, the Company was the occupant of offices in various locations throughout the United States under three separate informal reimbursement arrangements (collectively, the “informal arrangements”) with the Partnership. The Company entered into the informal arrangements in order to facilitate contact with customers. Under the informal arrangements, the Company paid rent and certain operating expenses in amounts equal to the rent and operating expenses paid by the Partnership under its leases of these facilities. During fiscal 2004, the Company paid $64,163 under these informal arrangements. During the third fiscal quarter of 2004, the informal arrangements were cancelled and the underlying leases were transferred to one of the Company’s subsidiaries. Accordingly, after October 2004 no further payments were made under the previous informal arrangements with the Partnership.

     In July 1999, the Company entered into an agreement with the Partnership under which the Company leases 3,325 square feet of office space in El Paso, Texas to the Partnership. The agreement calls for the Company to receive $3,879 in monthly rent. During fiscal 2004, the Company recorded $46,550 in rental income associated with this agreement. The Company has obtained an appraisal from a third party confirming that the amount of rent under such agreement is comparable to that being paid by other companies for similar facilities in El Paso, Texas.

     Byron H. Rubin, a member of the Company’s Board of Directors, earns ordinary insurance agent’s commissions in connection with the Company’s group health, life and disability insurance policies as well as in connection with certain life insurance policies on its officers. During fiscal 2004, he received commissions of approximately $30,000 from policies sold to the Company.

     All of the above transactions have been reviewed, approved and ratified by the Company’s Audit Committee.

     Prior to July 2003, the Company had paid premiums for Survivorship life insurance policies on the lives of Gerald J. Rubin and Stanlee N. Rubin in the aggregate insured amount of $29,000,000. The Company and a trust established for the benefit of Gerald J. Rubin and Stanlee N. Rubin, which was the beneficiary of the life insurance policies (the “Trust”), entered into a Split Dollar Insurance Agreement dated March 1994 whereby the Trust agreed to repay the Company all of the premiums paid under the policies from the proceeds of the policies. The Trust owned the policies and collaterally assigned the proceeds from these policies as collateral for the obligation to repay the aggregate premiums paid by the Company under these policies. In July 2003, the Trust and the Company entered into a Life Insurance Agreement under which the Trust transferred ownership of the policies to the Company. The Company agreed to pay annual premiums up to $360,000 on the policies and upon the death of the second to die of Gerald J. Rubin or Stanlee N. Rubin, the Company shall receive the cash surrender value of the policies and the Trust shall receive the balance of the policies. As of March 2, 2004, the total aggregate death benefit of the policies was $31,348,972, and the aggregate cash surrender value of the policies was $3,782,125. The aggregate premiums paid by the Company since inception of the policies is $3,600,000.

     Through fiscal 2002, the Company paid premiums on an executive universal life insurance policy on the life of Gerald J. Rubin in the initial insured amount of $5,000,000. Under the split dollar agreement for this policy, entered into in June 2000, the Company is entitled to reimbursement for all premium payments it has made on the policy out of any death benefits paid on the life of Gerald J. Rubin. The Company last paid a $43,431 annual premium on the policy in fiscal 2002. No premiums were paid on the policy in fiscal 2003 and fiscal 2004. As of February 29, 2004, the total aggregate death benefit of the policies was $5,469,679, and the aggregate cash surrender value of the policies was $469,679. The aggregate premiums paid by the Company since inception of the policies is $958,266.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended February 29, 2004, and February 28, 2003, and fees billed for other services rendered by KPMG LLP during those periods: Certain amounts for 2003 have been rounded to conform to the 2004 presentation.

	2004	2003
Audit Fees	$338,200	$318,500
Audit-Related Fees	11,000	10,400
Tax Fees	79,900	89,600
All Other Fees	9,100	37,800

Total	$438,200	$456,300

     In the above table, in accordance with new SEC definitions and rules for proxy statements, “audit fees” are fees Helen of Troy paid KPMG for professional services for the audit of Helen of Troy’s consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees billed by KPMG LLP consisted principally of an audit of our 401k plan; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees billed by KPMG LLP to Helen of Troy for other permissible work for services not included in the first three categories. In 2004 “all other fees” consisted of services provided related to the sale of Tactica and research and advice regarding compensation and benefit issues related to stock options. In 2003 “all other fees” consisted of assistance with various SEC filings and services provided to assist us with the implementation of new accounting standards. These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in KPMG LLP’s core work, which is the audit of the Company’s consolidated financial statements.

     The Audit Committee pre-approved all of the services described above that were provided in fiscal 2004 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act, which became effective on May 6, 2003. Accordingly, there were no services for which the de minimis exception, as defined in Section 202 of the Sarbanes-Oxley Act was applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Company is amending the Index to Exhibits to include the certifications required by Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

The following Exhibits are filed herewith:

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Gerald J. Rubin Gerald J. Rubin, Chairman, Chief Executive Officer and Director June 28, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin Gerald J. Rubin Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer June 28, 2004	/s/ Thomas J. Benson Thomas J. Benson Senior Vice President, Chief Financial Officer and Principal Accounting Officer June 28, 2004

/s/ Stanlee N. Rubin Stanlee N. Rubin Director June 28, 2004	/s/ Byron H. Rubin Byron H. Rubin Director June 28, 2004

/s/ Daniel C. Montano Daniel C. Montano Director June 28, 2004	/s/ Gary B. Abromovitz Gary B. Abromovitz Director, Deputy Chairman of the Board June 28, 2004

/s/ John B. Butterworth John B. Butterworth Director June 28, 2004	/s/ Christopher L. Carameros Christopher L. Carameros Director June 28, 2004