Form 10-Q
period 2004-05-31
HELEN OF TROY LTD
filed 2004-07-12
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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
Yes [X] No [ ]

     As of July 5, 2004 there were 29,517,490 shares of Common Stock, $.10 Par Value, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	May 31,	February 29,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,819	$53,048
Trading securities, at market value	385	692
Receivables - principally trade, less allowance of $1,099 and $1,100	82,653	72,801
Inventories	105,841	104,057
Prepaid expenses	8,333	7,212
Deferred income tax benefits	5,447	5,930

Total current assets	255,478	243,740
Property and equipment, at cost less accumulated depreciation of $17,864 and $17,085	70,333	68,704
Goodwill, net of accumulated amortization of $7,726	52,786	52,786
Trademarks, net of accumulated amortization of $217 and $216	52,897	50,643
License agreements, at cost net of accumulated amortization of $11,994 and $11,634	30,321	30,681
Assets of discontinued operations held for sale	—	23,185
Other assets	27,077	19,870

	$488,892	$489,609

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable, principally trade	21,774	15,642
Accrued expenses:
Advertising and promotional	5,164	5,114
Other	13,463	22,935
Income taxes payable	25,448	23,604

Total current liabilities	75,849	77,295
Liabilities of discontinued operations held for sale	—	17,211
Long-term debt, less current portion	45,000	45,000

Total liabilities	120,849	139,506

Stockholders’ equity
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,507,511 and 29,288,307 shares issued and outstanding	2,951	2,929
Additional paid-in-capital	75,883	73,679
Retained earnings	290,938	274,413
Accumulated other comprehensive loss	(1,729)	(918)

Total stockholders’ equity	368,043	350,103

Commitments and contingencies	$488,892	$489,609

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended May 31,
	2004	2003
Net sales	$107,021	$91,236
Cost of sales	56,781	47,674

Gross profit	50,240	43,562
Selling, general, and administrative expense	31,340	27,741

Operating income	18,900	15,821

Other income (expense):
Interest expense	(986)	(1,009)
Other income, net	96	2,919

Total other income (expense)	(890)	1,910

Earnings before income taxes	18,010	17,731

Income tax expense
Current	2,806	2,993
Deferred	499	117

Income from continuing operations	14,705	14,621
Income (loss) from discontinued segment’s operations, net of tax benefit (expense) of $442 and ($121)	(222)	223

Net earnings	$14,483	$14,844

Earnings per share:

Basic
Continuing operations	$0.50	$0.52
Discontinued operations	$(0.01)	$0.01
Total basic earnings per share	$0.49	$0.53

Diluted
Continuing operations	$0.45	$0.49
Discontinued operations	$(0.01)	$0.01
Total diluted earnings per share	$0.44	$0.50

Weighted average common shares used in computing net earnings per share
Basic	29,439	28,210
Diluted	32,724	29,899

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$14,483	$14,844
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,549	1,413
Provision for doubtful receivables	—	1,761
Purchases of trading securities	—	(196)
Unrealized loss - trading securities	307	47
Deferred taxes, net	483	(113)
Loss (earnings) from operations of discontinued segment	222	(223)
Changes in operating assets and liabilities:
Accounts receivable	(7,044)	(7,988)
Forward contracts	(588)	(11)
Inventories	(1,784)	(25,341)
Prepaid expenses	(1,121)	(1,381)
Other assets	(5,478)	740
Accounts payable	6,132	2,589
Accrued expenses	(8,865)	(6,015)
Income taxes payable	1,844	6,843

Net cash provided by (used by) operating activities	140	(13,031)

Cash flows from investing activities:
Capital and license expenditures	(2,408)	(1,719)
(Increase) decrease in other assets	450	(137)

Net cash used by investing activities	(1,958)	(1,856)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	2,284	135
Common stock repurchases	(695)	—

Net cash provided by financing activities	1,589	135

Net decrease in cash and cash equivalents	(229)	(14,752)
Cash and cash equivalents, beginning of period	53,048	47,441

Cash and cash equivalents, end of period	$52,819	$32,689

Supplemental cash flow disclosures:
Interest paid	$986	$1,009
Income taxes paid (net of refunds)	$850	$275

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended May 31,
	2004	2003
Net earnings, as reported	$14,483	$14,844
Other comprehensive income (loss), net of tax:
Change in value of stock available for sale	(780)	—
Cash flow hedges	(31)	(214)

Comprehensive income	$13,672	$14,630

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2004

Note 1 -	In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of May 31, 2004 and February 29, 2004, and the results of its consolidated operations for the three-month periods ended May 31, 2004 and 2003. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

Note 2 -	We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 3,285,947 and 1,689,557 for the three months ended May 31, 2004 and 2003, respectively. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common stock. These options totaled 3,000 and 2,742,650 at May 31, 2004 and 2003, respectively.

Note 4 -	During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the Company to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended May 31, 2004, we purchased and retired a total of 25,000 shares under this resolution at a total purchase price of $694,500, for a $27.78 per share average price. We did not purchase any shares during the three months ended May 31, 2003. The following schedule sets forth the purchase activity for the latest fiscal quarter just ended:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
March 1 through March 31, 2004	25,000	$27.78	25,000	2,168,874
April 1 through April 30, 2004	—	—	—	2,168,874
May 1 through May 31, 2004	—	—	—	2,168,874

Total	25,000	$27.78	25,000	2,168,874

Note 5 -	In the tables that follow, we have restated our segment information for prior periods to reflect a change in operating segments reported. Beginning in the first fiscal quarter of 2005, we are reporting a single segment: Personal Care. The Personal Care Segment reflects the global operations of hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products business. We are also reporting a Discontinued Segment, which summarizes the operations of Tactica International, Inc. (“Tactica”). After the first fiscal quarter of 2005, we intend to present an additional operating segment:

Housewares, to report the operations of OXO International (“OXO”), which offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization (See Note 15 for a further discussion of the OXO acquisition). We believe this segmentation is appropriate based on the evolution of our business and believe the new segments more closely align the Company’s external segment reporting to how management evaluates and allocates resources and will provide more transparent disclosure to our investors.

The accounting policies of the Company’s new segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in the Company’s 2004 Annual Report in Form 10-K.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expense (“SG&A”) totals used to compute each segment’s operating profit are comprised of SG&A directly associated with those segments, plus overhead expenses (certain corporate costs, including those related to finance, legal, risk management, human resources, corporate management, and information technology systems) that are allocable to operating segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

The tables on the following page contain segment information for the periods covered by our consolidated condensed income statements:

THREE MONTHS ENDED MAY 31, 2004 AND 2003
(in thousands)

	Personal	Discontinued
May 31, 2004	Care	Segment (1)	Total
Net sales	$107,021	—	$107,021
Operating income	18,900	—	18,900
Capital, license, and trademark expenditures	4,663	—	4,663
Depreciation and amortization	1,549	—	1,549

	Personal	Discontinued
May 31, 2003	Care	Segment (1)	Total
Net sales	$91,236	—	$91,236
Operating income	15,821	—	15,821
Capital / license expenditures	1,719	—	1,719
Depreciation and amortization	1,413	—	1,413

IDENTIFIABLE NET ASSETS AT MAY 31, 2004 AND FEBRUARY 29, 2004
(in thousands)

	Personal	Discontinued
	Care	Segment (1)	Total
May 31, 2004	$488,892	—	$488,892
February 29, 2004	466,424	23,185	489,609

(1)	Segment information from prior periods has been restated due to the classification of Tactica as discontinued operations.

Note 6 -	Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong assessed $6,753,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 1997. In March of 2004, the IRD made an additional assessment of $3,583,000 (U.S.) for fiscal year 1998. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. The Company also asserts that it has complied with all applicable reporting and tax payment obligations. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. The Company purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) on April 26, 2004 as required by the IRD. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD’s position were to prevail and if it were to assert the same position for years after fiscal 1998, the resulting assessment could total $45,293,000 (U.S.) for the period from fiscal 1995 through the first fiscal quarter of 2005. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

United States Income Taxes - The Internal Revenue Service (“the IRS”) is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of certain proposed adjustments to taxable income. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves areas of law subject to varying interpretation, based on currently available information, we have provided for the best estimate of the probable tax liability for these matters. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries, who, in turn, are subsidiaries of our parent company, Helen of Troy Limited. We have made no provision for U.S. federal income taxes on these undistributed earnings. At May 31, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of other complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Note 7 -	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed our annual impairment test during the first quarter of fiscal 2005 as required by SFAS 142, and have determined that none of our goodwill or other intangible assets are impaired.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets, other than goodwill.

	Intangible Assets (in thousands)
	May 31, 2004			February 29, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$53,114	(217)	$52,897	$50,859	$(216)	$50,643
Licenses	42,315	(11,994)	30,321	42,315	(11,634)	30,681

May 31, 2004 and February 29, 2004 gross and net carrying amounts include $52,775,000 of trademarks and $18,000,000 of licenses not subject to amortization. During the fiscal fourth quarter of 2004, we recorded additional trademarks with indefinite useful lives (and thus not subject to amortization) of $33,600,000 associated with the acquisition of certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV. In the first fiscal quarter of 2005, as part of the proceeds of our sale of Tactica, we recorded $2,255,000 for the Epil Stop® trademark, which we believe to have an indefinite useful life (see Note 14).

The following table summarizes the amortization expense attributable to intangible assets for the three months ending May 31, 2004 and 2003, as well as estimated amortization expense for the fiscal years ending the last day of February 2005 through 2010.

Aggregate Amortization Expense
For the three months ended	(in thousands)
May 31, 2004	$361
May 31, 2003	$362

Estimated Amortization Expense
For the fiscal years ended	(in thousands)
February 2005	$1,445
February 2006	$1,445
February 2007	$1,445
February 2008	$1,395
February 2009	$1,145
February 2010	$1,101

Note 8 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

On September 22, 2003, certain subsidiaries of the Company entered into a new $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus 0.75% (based upon the term of the borrowing). The credit facility allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $50,000,000 borrowing limit dollar for dollar. As of May 31, 2004, there were no revolving loans outstanding and open letters of credit in the face amount of $239,700 were outstanding under the facility. The Bank of America credit agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries. The $50,000,000 unsecured revolving credit facility was cancelled effective June 1, 2004 (see Note 15).

The $45,000,000 reflected as “Long-term debt” in our consolidated condensed balance sheets as of May 31, 2004 and February 29, 2004, represents senior notes issued by one of the Company’s U.S. subsidiaries. The consolidated group’s parent company, Helen of Troy Limited, one of its subsidiaries located in Barbados, and three of its U.S. subsidiaries guarantee the senior notes on a joint and several basis.

Helen of Troy Limited has also guaranteed a commitment of its subsidiary based in the United Kingdom (the “UK subsidiary”). Under this guarantee arrangement with a marketing company used by the UK subsidiary, the parent company guaranteed up to 600,000 British Pounds on behalf of the UK subsidiary. No liability is recorded on the May 31, 2004 and February 29, 2004 Consolidated Condensed Balance Sheets for this parent company guarantee on behalf of its UK subsidiary.

One of the Company’s U.S. subsidiaries had issued a $389,000 standby letter of credit to the lessor of Tactica’s office space in New York City. The lessor could draw funds from the standby letter of credit if Tactica failed to meet its obligations under the lease. On May 17, 2004 the Company’s obligations under this standby letter of credit were cancelled.

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $3,499,000 and $4,114,000 as of May 31, 2004 and February 29, 2004, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the three months ended May 31, 2004 and fiscal year ended February 29, 2004:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
			accrual -
	Beginning	Additions to	payments and
Period Ended	balance	accrual	credits issued	Ending balance
May 31, 2004	$4,114	$4,162	$4,777	$3,499
February 29, 2004	$3,263	$15,848	$14,996	$4,114

Our contractual obligations and commercial commitments as of May 31, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt	$55,000	$10,000	$10,000	$10,000	$10,000	$3,000	$12,000
Open purchase orders - inventory	66,061	66,061	—	—	—	—	—
Minimum royalty payments	21,822	3,513	3,689	3,773	3,836	3,741	3,270
Advertising and promotional	25,363	5,451	5,663	5,904	4,172	1,220	2,953
Operating leases	1,504	808	342	246	108	—	—
Purchase and implementation of enterprise resource planning system	984	984	—	—	—	—	—
Other	3,064	882	946	1,011	225	—	—

Total contractual obligations	$173,798	$87,699	$20,640	$20,934	$18,341	$7,961	$18,223

Note 9 -	The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for our stock option plans.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 31, 2004 and 2003, respectively, and illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except per share data)

			Three Months Ended May 31,

			2004	2003
Net earnings:		As Reported	$14,483	$14,844
		Fair-value cost	491	1,841
		Pro forma	$13,992	$13,003

Earnings per share:
	Basic:	As Reported	$0.49	$0.53
		Pro forma	$0.48	$0.46

	Diluted:	As Reported	$0.44	$0.50
		Pro forma	$0.43	$0.43

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options, and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. 37,086 and 80,411 shares remained available for future grants under the 1998 Plan at May 31, 2004 and February 29, 2004, respectively.

Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. We grant options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. 412,000 and 432,000 shares remained available for future grants under this plan at May 31, 2004 and February 29, 2004, respectively.

In fiscal 1999, our shareholders approved an employee stock purchase plan (the “Stock Purchase Plan”) under which 500,000 shares of common stock were reserved for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan employees authorize us to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company’s common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock’s fair market value on either the first day of each option period or the last day of each period. For the three months ended May 31, 2004, no stock was issued under the stock purchase plan. 366,262 shares remained available for future purchases under this plan at May 31, 2004 and February 29, 2004.

Note 10 -	The following table is a summary by operating segment of the Company’s goodwill balances as of May 31, 2004 and February 29, 2004.

Total Goodwill by Operating Segment (thousands)

	May 31, 2004			February 29, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating Segment:
Personal Care	$60,512	$(7,726)	$52,786	$60,512	$(7,726)	$52,786

Note 11 -	During the fiscal year ended February 28, 2003, we entered into nonmonetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the inventory’s net book value. We had used approximately $2,000,000 of the credits through the fiscal year ending 2004. During the quarter ended May 31, 2004, we used no additional credits, however we expect to use the remaining advertising credits acquired by the end of fiscal year 2005. The remaining credits are included in the line item entitled “Prepaid expenses” on our consolidated condensed balance sheets and are valued at $1,100,000 at May 31, 2004 and February 29, 2004, respectively.

Note 12 -	Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three month periods ended May 31, 2004 and 2003, we transacted 15 percent and 12 percent, respectively, of our sales from continuing operations in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound and the Euro. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory using U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income. These amounts are subsequently recognized in “Other income, net” in the consolidated condensed statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Other income, net” in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at May 31, 2004 and February 29, 2004:

May 31, 2004
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	May 31,	Forward Rate	at May 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8328	$1.6392	$1.7976	($792)
Sell	Pounds	£4,000,000	5/21/2004	11/9/2004	2/8/2005	1.7900	1.8328	1.7551	1.7997	(178)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8328	1.7854	1.7609	123
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8328	1.7131	1.7561	(215)
Sell	Euro’s	$3,000,000	12/2/2003	2/8/2005		1.2070	1.2219	1.1928	1.2180	(76)
Sell	Euro’s	$3,000,000	5/21/2004	2/10/2006		1.2000	1.2219	1.2002	1.2227	(67)

										($1,206)

February 29, 2004
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	February 29,	Forward Rate	at February 29,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	46
Sell	Euro’s	$3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	(141)

										($983)

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

Note 13 -	In the first quarter of fiscal 2004, we recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters. This income is included in the line item entitled “Other income, net” in the consolidated condensed statements of income for the three months ended May 31, 2003.

Note 14 -	On April 29, 2004, we completed the sale of our 55 percent interest in Tactica International, Inc. (“Tactica”), back to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred, accordingly, no gain or loss was recorded as a result of this sale. The schedule below shows the assets we received in a noncash exchange for our ownership interest in Tactica.

Assets Received in Noncash Exchange for Ownership Interest in Tactica
at April 29, 2004
(in thousands)

Tax refunds receivable	$2,908
Marketable securities recorded as stock available for sale	3,030
Epil-Stop trademark	2,255

Total assets received	$8,193

The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At May 31, 2004 the market value of these securities was $ 2,250,000. The decline in market value was considered temporary and recorded in other comprehensive income.

Tactica was sold because we believed it no longer fit into our business model and that a sale was the most appropriate course of action to maximize our long-term shareholder value. The sale has freed certain key corporate managers to concentrate their efforts on our remaining core operating divisions and to explore and integrate new business opportunities, such as the recent OXO acquisition, which are better suited to or our long-term objectives and business model.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual impairment review of goodwill and other intangible assets, which we normally undertake on March 1 of each year. SFAS 142 also requires a review of goodwill for impairment upon the occurrence of certain events that would more likely than not reduce the fair value of a segment below its carrying amount. One of those events is the impending disposal of a segment. After evaluating the facts and circumstances surrounding the fiscal 2004 operations of our Tactica operating segment and its subsequent sale, against the guidelines established by SFAS 142, we recorded a loss of $5,699,000 for the impairment of 100 percent of the Tactica goodwill, net of $1,938,000 of related tax benefits, in the fourth fiscal quarter of 2004.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting segments to be disposed by sale and, in our circumstances, required us to report Tactica as a discontinued operation. In accordance with SFAS 144, we classified all assets and liabilities of Tactica as “Assets of discontinued segment held for sale” and “Liabilities of discontinued segment held for sale” in the accompanying consolidated condensed balance sheet as of February 29, 2004. SFAS 144 also requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after income from continuing operations for each year presented. The accompanying consolidated condensed statements of income and consolidated condensed statements of cash flows contain all appropriate reclassifications for each period presented.

Note 15 -	On April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International (“OXO”) from WKI Holding Company (“WKI”), Inc. Banc of America Securities, LLC assisted us in securing funding for this acquisition, which subsequently closed on June 1, 2004 for a net cash purchase price of approximately $273,173,000 including the assumption of certain liabilities.

To fund the acquisition, we entered into a five year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement.

Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see Note 16). For the period outstanding, borrowing under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled.

The Revolving Line of Credit Agreement and Term Loan Credit Agreement require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

The assets acquired in the OXO acquisition included intellectual property, contracts, goodwill, inventory and books and records. The assumed liabilities included contractual obligations and accruals, and certain lease obligations assumed in connection with OXO’s principal administrative offices in New York City. 35 OXO employees, including its President, have joined Helen of Troy as part of the acquisition. The Company intends to continue to operate the acquired assets on substantially the same basis as such assets were operated by WKI prior to the closing. The schedule below presents the net assets acquired at closing:

OXO - Net Assets Acquired on June 1, 2004
(in thousands)

Intangible assets: patents, trademarks, tradenames, product design specifications, production know-how, distribution rights, customer lists, and goodwill.	$261,485
Finished goods inventories	15,728

Total assets acquired	277,213
Less: Current liabilities assumed	(4,040)

Net assets acquired	$273,173

We are in the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price. Our initial belief is that a significant portion of the purchase price will be allocated to assets having indefinite economic lives. We expect to complete our analysis at some time during the second fiscal quarter of 2005. Depending on the results of this analysis, we might, in future periods, record amortization expense on one or more of the intangible assets associated with the acquisition.

Based in New York City, OXO is a world leader in providing innovative consumer products in a variety of product areas. OXO offers approximately 500 consumer product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. OXO also has strong customer relationships with leading specialty and department store retailers. Each year approximately 90 innovative products are introduced through the OXO Good Grips, OXO Steel, OXO Good Grips i-Series, and OXO SoftWorks product lines.

Note 16 -	On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

The proceeds of the financing were used to repay the $200,000,000 borrowings under the Term Loan Credit Agreement, and $25,000,000 of the outstanding borrowings on our $75,000,000 Revolving Line of Credit Agreement.

The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Forward-Looking Information and Factors That May Affect Future Results”, Item 3. “Quantitative and Qualitative Disclosures About Market Risk”, and in the Company’s most recent report on Form 10-K.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

          Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to run approximately 20 percent of the year’s total on a historical basis. Revenues were up 17.3 percent overall over the same quarter of the prior year, operating income was up 19.5 percent over the same quarter of the prior year, while earnings remained relatively flat.

•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers, and trimmers. Revenues increased approximately 9 percent over the same quarter in the prior year, continuing our trend of market share gains. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo®, Wave Rage™, and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Sales for this group are up 130 percent over the same quarter last year driven by the addition of the Brut® men’s grooming product line throughout the Western Hemisphere. Brut® was acquired in September of 2003 so it was not part of our brand portfolio in the first fiscal quarter of 2004. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Vitalis®, Sea Breeze®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe® and Brut® product franchises.

•	Brushes, Combs, and Accessories. This very traditional category of our business was down 22 percent in total dollar volume compared to the same quarter last year. With the trend towards straighter, cleaner hair styles, the accessory business has suffered. In order to address this general trend in this market, we are looking to new technologies such as ceramic brushes, Ionic brushes and Ion-ceramic brushes to capitalize on grooming trends. If successful, these will not only bring back volume, but we believe will allow us to sell at higher price points. Vidal Sassoon® product packaging is also being refreshed for greater eye appeal and ease of consumer shopping. Finally, an expanded broad advertising program from a key licensor, Revlon® will benefit brand awareness for our Revlon® grooming products in fiscal 2005.

In addition to the above activities, we continued to strengthen our business, and lay the foundation for potential future growth, through the following activities:

•	We continued with the development and implementation of a new Global Enterprise Resource Planning system. With the implementation of this new system, substantially all of our businesses will be run under one integrated information system, which will promote uniform business processes and practices amongst all our current subsidiaries. Through the end of the first fiscal quarter of 2005, we spent approximately $7,538,000 on this project. We plan to go-live on the new system in the second fiscal quarter ending August 31, 2004.

•	We expanded into a new product group with the April 29, 2004 announcement of a definitive agreement to acquire OXO International from WKI Holding Company, Inc. Based in New York City, OXO is a world leader in providing innovative consumer products in a variety of product areas. OXO offers approximately 500 consumer product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. OXO also has strong customer relationships with leading specialty and department store retailers. Each year approximately 90 innovative products are introduced through the OXO Good Grips, OXO Steel, OXO Good Grips i-Series, and OXO SoftWorks product lines. On June 1, we closed on this transaction. A $277,213,000 acquisition, OXO is expected to contribute $100,000,000 of sales in its first twelve months as part of our Company (See Note 15 to the accompanying consolidated condensed financial statements for additional details on the transaction).

•	On April 29, 2004, we completed the sale of our 55 percent ownership interest in Tactica International, Inc., to the current operating management of Tactica. Helen of Troy received marketable securities, intellectual properties and the right to tax refunds for its 55 percent ownership interest and the release of its secured debt owed to us. We incurred no additional gain or loss on the sale transaction, over those recorded during the fourth fiscal quarter of 2004 (See Note 14 to the accompanying consolidated condensed financial statements for additional details on the transaction).

•	During the first fiscal quarter of 2005, we arranged several financings in order to fund the OXO acquisition, and expand our capital base for potential future growth. As disclosed in Notes 15 and 16 to the accompanying consolidated condensed financial statements, after the end of the first fiscal quarter of 2005, we concluded a series of transactions that established a new five year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and placed $225,000,000 of floating rate senior debt with five, seven, and ten year maturities.

RESULTS OF OPERATIONS

Comparison of fiscal quarter ended May 31, 2004 to fiscal quarter ended May 31, 2003

          The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	(dollars in thousands)
	Quarter Ended May 31,		$ Change	% Change	% of Net Sales
	2004	2003	04/03	04/03	2004	2003
Net sales	$107,021	$91,236	$15,785	17.3%	100.0%	100.0%
Cost of sales	56,781	47,674	9,107	19.1%	53.1%	52.3%

Gross profit	50,240	43,562	6,678	15.3%	46.9%	47.7%
Selling, general, and administrative expense	31,340	27,741	3,599	13.0%	29.3%	30.4%

Operating income	18,900	15,821	3,079	19.5%	17.7%	17.3%

Other income (expense):
Interest expense	(986)	(1,009)	23	-2.3%	-0.9%	-1.1%
Other income, net	96	2,919	(2,823)	-96.7%	0.1%	3.2%

Total other income (expense)	(890)	1,910	(2,800)	-146.6%	-0.8%	2.1%

Earnings before income taxes	18,010	17,731	279	1.6%	16.8%	19.4%

Income tax expense	3,305	3,110	195	6.3%	3.1%	3.4%

Income from continuing operations	14,705	14,621	84	0.6%	13.7%	16.0%
Income (loss) from discontinued segment’s operations, net of tax	(222)	223	(445)	*	-0.2%	0.2%

Net earnings	$14,483	$14,844	$(361)	-2.4%	13.5%	16.3%

* Calculation is not meaningful

          As more fully discussed in Note 5 to the accompanying consolidated condensed financial statements, beginning in the first fiscal quarter of 2005, we are reporting a single operating segment, Personal Care and a discontinued segment. The Personal Care Segment reflects the global operations of hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products business. The Discontinued Segment summarizes the operations of Tactica International, Inc. (See Note 14 to the consolidated condensed financial statements for a further discussion of the sale of Tactica). After the first fiscal quarter of 2005, we intend to present an additional operating segment: Housewares, to report the operations of OXO International (“OXO”), which offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization (See Note 15 to the consolidated condensed financial statements for a further discussion of the OXO acquisition). The accompanying discussion and analysis reflects this new change in operating segments, focusing solely on the performance of our Personal Care business for the three months ended May 31, 2004 versus the three months ended May 31, 2003.

Consolidated Sales and Gross Profit Margins

     Our net sales for the three months ended May 31, 2004 improved 17.3 percent, or $15,785,000, versus the three months ended May 31, 2003. In September 2003, we acquired the rights to produce and distribute the Brut® men’s grooming product line throughout the Western Hemisphere. This new product acquisition accounted for 10 percent, or $9,164,000, of the sales growth. Core growth (growth without acquisitions) accounted for 7.3 percent or $6,621,000 of the sales growth over the same quarter last year. This growth came from strong sales volume performance from our overall grooming appliance business and core growth in grooming, skin care and hair products, offset somewhat by sales volume declines in our brushes, combs and accessories business.

     Also contributing to International growth has been the strengthening of the British Pound and the Euro versus the U.S. Dollar which provided approximately $720,000 of additional sales dollars for this quarter.

     Consolidated gross profit, as a percentage of sales for the fiscal quarter ended May 31, 2004, decreased 0.8 percentage points to 46.9 percent compared to the same quarter of the prior year. The decrease is primarily due to a combination of sales mix changes and increased closeouts as we adjusted our inventory positions in anticipation of new product introduction during the second and third fiscal quarters.

Selling, general, and administrative expenses

     Comparing the first quarter of fiscal 2005 to the first quarter of fiscal 2004, selling, general, and administrative expenses, expressed as a percentage of net sales, decreased from 30.4 percent to 29.3 percent. This decrease is due to improved operating efficiencies of warehouse and personnel costs at higher sales volumes. These gains were partially offset by increased media advertising, freight, and trade show costs. Additionally, we incurred foreign currency exchange losses of $410,000 versus gains of $566,000 during the same period a year earlier.

Interest expense and other income / expense

     Interest expense for the fiscal quarter ended May 31, 2004 decreased slightly compared with the fiscal quarter ended May 31, 2003, to $986,000 from $1,009,000. In the fiscal quarter ended May 31, 2003, we incurred higher interest costs due to the payment of interest charges on tax assessments paid in connection with settled tax audits.

     Other income for the fiscal quarter ended May 31, 2004 was $96,000 compared with $2,919,000 for the fiscal quarter ended May 31, 2003. The first quarter of fiscal 2005 included unrealized losses on trading securities of $307,000 versus unrealized gains of $47,000 for the first quarter of fiscal 2004. Interest income was $59,000 lower for the quarter ended May 31, 2004 versus the quarter ended May 31, 2003. In the fiscal quarter ended May 31, 2003 we recorded other income of $2,600,000 in connection with the settlement of litigation.

Income tax expense

     In the first quarter of fiscal 2005, our income tax expense was 18.4 percent of earnings before income taxes versus 17.5 percent of earnings before income taxes in the first quarter of fiscal 2004. The 0.9 percentage point increase is due to the fact that the majority of the $2,600,000 of other income received in connection with the settlement of litigation in the first quarter of fiscal 2004, was recognized by one of the companies in the consolidated group of companies with a lower effective tax rate as compared to our overall effective tax rate.

DISCONTINUED OPERATIONS

     On April 29, 2004, we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred, accordingly, no gain or loss was recorded as a result of this sale.

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual impairment review of goodwill and other intangible assets, which we normally undertake on March 1 of each year. SFAS 142 also requires a review of goodwill for impairment upon the occurrence of certain events that would more likely than not reduce the fair value of a segment below its carrying amount. One of those events at the end of fiscal 2004 was the impending disposal of Tactica. After evaluating the facts and circumstances surrounding Tactica’s fiscal 2004 operations and its subsequent sale, against the guidelines established by SFAS 142, we recorded a loss of $5,699,000 as of February 29, 2004 for the impairment of 100 percent of the Tactica goodwill, net of $1,938,000 of related tax benefits.

     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting segments to be disposed by sale and, in our circumstances, required us to report Tactica as a discontinued operation. In accordance with SFAS 144, we classified all assets and liabilities of Tactica as “Assets of discontinued segment held for sale” and “Liabilities of discontinued segment held for sale” in the accompanying consolidated condensed balance sheet as of February 29, 2004. SFAS 144 also requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after income from continuing operations for each year presented. The accompanying consolidated condensed statements of income and consolidated condensed statements of cash flows contain all appropriate reclassifications for each period presented.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Selected measures of our liquidity and capital resources as of May 31, 2004 and May 31, 2003 are shown below:

	May 31,	May 31,
	2004	2003
Accounts receivable turnover (Days) (1)	62.8	66.3
Inventory turnover (Times) (1)	2.3	2.3
Working capital	$179,629,000	$177,166,000
Current ratio	3.4 : 1	4.0 : 1
Ending total debt to ending equity ratio	14.9%	18.1%
Return on average equity (1)	17.9%	16.8%

(1)	We have changed our method of calculating these measures for more meaningful and consistent comparison. Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

Operating Activities

     Our cash balance was $52,819,000 at May 31, 2004 compared to $53,048,000 at February 29, 2004. Operating activities provided $140,000 of cash during the first three months of fiscal 2005, compared to $13,031,000 used during the first three months of fiscal 2004. Inventories increased $1,784,000 during the first three months of fiscal 2005 compared to $25,341,000 during the first three months of fiscal 2004. In fiscal 2004, we accelerated inventory purchases and receipts in advance of anticipated ocean freight rate increases, and built inventory levels of newly acquired skin and hair care brands. Absent this need in fiscal 2005, we executed our purchases of inventory in accordance with our typical historical seasonal purchasing patterns.

     The increase in accounts receivable of $7,044,000 from February 29, 2004 and $19,261,000 from May 31, 2003 was primarily due to the Company’s growth in sales. Sales increased $15,785,000, or 17.3 percent, for the three months ended May 31, 2004, compared to the three months ended May 31, 2003.

     Our accounts receivable turnover days decreased to 62.8 days at May 31, 2004 from 66.3 days at May 31, 2003. This improvement is due to increasing operations effectiveness and an improved stability in our economic climate. Our inventory turnover remained flat at 2.3 times at May 31, 2004 and May 31, 2003.

     Working Capital increased to $179,629,000 at May 31, 2004, which was a $2,463,000 increase from levels we reported at May 31, 2003. Our current ratio decreased to 3.4:1 at May 31, 2004 from 4.0:1 at May 31, 2003. The drop in the current ratio was due to a change in the classification of a $10,000,000 note payment due in January 2005 to a current liability at May 31, 2004 versus a long-term liability at May 31, 2003. This payment is the first in a series of scheduled payments we will make against our $55,000,000 unsecured Senior Notes.

Investing Activities

     Investing activities used $1,958,000 of cash during the three months ended May 31, 2004. Listed below are some highlights of our investing activities:

•	During the quarter, we spent $2,015,000 on our Global Enterprise Resource Planning System (currently scheduled for go-live in the second fiscal quarter ending August 31, 2004). Management expects to spend an additional $984,000 to complete the initial implementation. Beyond the initial implementation, additional funds will be required to convert our latest acquisition, OXO International, to the new system. Management is currently evaluating these costs.

•	During the quarter, we also spent $284,000 on computer hardware and $109,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

Financing Activities

     Financing activities provided $1,589,000 of cash during the three months ended May 31, 2004. During the first fiscal quarter of 2005, 244,204 options grants were exercised for shares of our common stock providing $2,284,000 of cash. We also repurchased an additional 25,000 shares of our common stock for $695,000 for a $27.78 average share price, pursuant to our August 31, 2003 Board of Directors resolution authorizing us to purchase, in open market or private transactions, up to 3,000,000 shares of our common stock. From September 1, 2003 through May 31, 2004, we have repurchased in total 831,126 shares at a total cost of $21,267,000, or $25.59 average share price under the aforementioned resolution.

     As mentioned in Notes 15 and 16 to our consolidated condensed financial statements, and further discussed under “Forward-Looking Information and Factors that may affect Future Results”, subsequent to May 31, 2004 we entered into a series of financing transactions that established a new five year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and placed $225,000,000 of floating rate senior debt with five, seven and ten year maturities.

     On April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. Banc of America Securities, LLC assisted us in securing funding for this acquisition, which subsequently closed on June 1, 2004, and had a net cash purchase price of approximately $273,173,000 including the assumption of approximately $4,040,000 of certain liabilities.

     To fund the acquisition, we entered into a five year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement.

     Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled.

     Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see Note 16). For the period outstanding, borrowing under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

     The Revolving Line of Credit Agreement and Term Loan Credit Agreement require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

     The proceeds of the financing were used to repay the $200,000,000 borrowings under the Term Loan Credit Agreement, and $25,000,000 of the outstanding borrowings on our $75,000,000 Revolving Line of Credit Agreement.

     The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     With the completion of these financings, our company will be operating under substantially more leverage and will incur higher interest costs. While at May 31, 2004 we had total indebtedness of $55,000,000, after May 31, 2004 we potentially will have up to $355,000,000 in total indebtedness outstanding. This increase in debt will add new constraints on our ability to operate our business, including but not limited to:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes,

•	a significant portion of our cash flow from operations will be required to pay interest on our debt, which will reduce the funds available to us for our operations,

•	the new debt has been issued at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates,

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions,

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate,

•	the new debt agreements contain financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur certain types of liens;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations;

•	enter into substantial new lines of business;

•	enter into certain types of transactions with our affiliates.

     Our contractual obligations and commercial commitments as of May 31, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt	$55,000	$10,000	$10,000	$10,000	$10,000	$3,000	$12,000
Open purchase orders - inventory	66,061	66,061	—	—	—	—	—
Minimum royalty payments	21,822	3,513	3,689	3,773	3,836	3,741	3,270
Advertising and promotional	25,363	5,451	5,663	5,904	4,172	1,220	2,953
Operating leases	1,504	808	342	246	108	—	—
Purchase and implementation of enterprise resource planning system	984	984	—	—	—	—	—
Other	3,064	882	946	1,011	225	—	—

Total contractual obligations	$173,798	$87,699	$20,640	$20,934	$18,341	$7,961	$18,223

     We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

     Based on our current financial condition and current operations, and given that we have satisfactorily completed and financed the acquisition of certain assets and liabilities of OXO International from WKI Holding Company, Inc., we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. We expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Subject to the limitations imposed by our new financing arrangements, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

     If the IRD’s position were to prevail and if it were to assert the same position for years after fiscal 1998, the resulting assessment could total $45,293,000 (U.S.) for the period from fiscal 1995 through the first fiscal quarter of 2005. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     United States Income Taxes - The Internal Revenue Service (“the IRS”) is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of certain proposed adjustments to taxable income. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves areas of law subject to varying interpretation, based on currently available information, we have provided for the best estimate of the probable tax liability for these matters. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. We have made no provision for U.S. federal income taxes on these undistributed earnings. At May 31, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of other complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are not probable, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission defines critical accounting policies as “those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” Preparation of our financial statements involves the application of several such policies. These policies include: estimates of our exposure to liability for income taxes, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets, and the economic useful life of intangible assets.

     Income Taxes - We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

     Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill during the first quarter of fiscal 2005 and, accordingly, recorded no impairment.

     Economic useful life of intangible assets - We apply SFAS 142 in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We have completed our analysis of the remaining useful economic lives of our intangible assets during the first quarter of fiscal 2005 and determined that the useful lives currently being used to determine amortization of each asset are appropriate.

     With respect to the June 1, 2004 acquisition of intangible assets of OXO International, we are in the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price, and expect to complete our analysis during the second fiscal quarter of 2005.

     For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - Summary of Significant Accounting Policies, included in the consolidated financial statements included in our latest annual report on Form 10-K. Note 1 in the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

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

Risk Factors

     Factors that could cause actual results to differ from those anticipated include:

•	general industry conditions and competition, including our ability to continue to competitively market products with broad consumer appeal,

•	credit risks,

•	the Company’s, or its operating segments’, material reliance on individual customers or small numbers of customers,

•	the Company’s material reliance on certain trademarks and patents, and its ability to protect this and other intellectual property both domestically and internationally,

•	the Company’s material concentration of licensing agreements with a limited number of licensors, and the continuing long-term financial capability of those licensors to perform under the terms of such agreements,

•	the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

•	the impact of other current and future laws and regulations,

•	the results of continuing disagreements with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

•	any disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

•	risks associated with inventory, including potential obsolescence and our ability to accurately forecast our customer demand,

•	risks associated with new products and new product lines,

•	risks associated with the Company’s material reliance on certain manufacturers for a significant portion of its production needs,

•	risks associated with increases in cost and changes in the availability of raw materials and components, which could have a material adverse effect on our financial condition and results of operations,

•	risks associated with operating in foreign jurisdictions,

•	interest rate risk, particularly those associated with debt instruments issued in connection with our acquisition of substantially all the assets and liabilities of OXO International from WKI Holding Company, Inc.,

•	foreign currency exchange losses,

•	general worldwide and domestic economic conditions,

•	uninsured losses,

•	changes in business, political and economic conditions due to the threat of future terrorist activity in the United States and other parts of the world, and related U.S. military action overseas,

•	reliance on computer systems (see additional comments below),

•	management’s reliance on the representations of third parties,

•	risks associated with new business ventures and acquisitions, including our ability to manage the transition and integration, and our ability to obtain the anticipated results and synergies from our acquisition of certain assets and liabilities of OXO International from WKI Holding Company, Inc.,

•	risks associated with any current or future investments in equity securities,

•	the risks described from time to time in the Company’s reports to the Securities and Exchange Commission, including this report,

•	the risks associated with the impact that any future changes in generally accepted accounting principles may have on the reported results of operations, including the risks of proposed accounting standards requiring the expensing of stock options, and

•	the risks associated with our ability to avoid classification of our parent company as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical we avoid Controlled Foreign Corporations status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

Deployment of a New Global Enterprise Resource Planning System

     We are in the process of implementing a significant Global Enterprise Resource Planning System, along with other new technology. Complications from the project could cause considerable disruptions to our business. While significant testing will take place, the change from the old system to the new system will involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues among our legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements has involved a significant effort across our entire organization. We expect this implementation to be substantially complete in fiscal 2005. However, any delays of this implementation could impact our ability to do business and could result in higher implementation costs and concurrent reallocation of human resources.

     To support these new technology capabilities, we are building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential fail points. We have relied on outside vendors to assist us with the conversion and will continue to rely on certain vendors to assist us in maintaining some of our new infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. Natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

     Additionally, our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. Any interruption in our logistical systems would impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, store them and deliver them to our customers on time and in the correct amounts.

Incurrence of New Debt to Fund Acquisitions

     On April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. Banc of America Securities, LLC assisted us in securing funding for this acquisition, which subsequently closed on June 1, 2004, and had a net cash purchase price of approximately $273,173,000 including the assumption of approximately $4,040,000 of certain liabilities.

     To fund the acquisition, we entered into a five year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement.

     Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled.

     Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see Note 16). For the period outstanding, borrowing under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

     The Revolving Line of Credit Agreement and Term Loan Credit Agreement require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

     The proceeds of the financing were used to repay the $200,000,000 borrowings under the Term Loan Credit Agreement, and $25,000,000 of the outstanding borrowings on our $75,000,000 Revolving Line of Credit Agreement.

     The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     With the completion of these financings, our company will be operating under substantially more leverage and will incur higher interest costs. While at May 31, 2004 we had total indebtedness of $55,000,000, after May 31, 2004 we potentially will have up to $355,000,000 in total indebtedness outstanding. This increase in debt will add new constraints on our ability to operate our business, including but not limited to:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes,

•	a significant portion of our cash flow from operations will be required to pay interest on our debt, which will reduce the funds available to us for our operations,

•	the new debt has been issued at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates risks,

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions,

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate,

•	the new debt agreements contain financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur certain types of liens;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations;

•	enter into substantial new lines of business;

•	enter into certain types of transactions with our affiliates.

Acquisition of OXO International

     On April 29, 2004, we entered into an agreement to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. The OXO acquisition subsequently closed on June 1, 2004. To the extent that the OXO acquisition is not favorably received by shareholders, analysts, and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company,

•	the diversion of management’s attention from other business concerns,

•	risks of entering markets in which we have no or limited prior experience, and

•	the potential loss of key employees of the acquired company.

     If we are unable to successfully integrate the operations, technologies, products or personnel that we acquire, our business, results of operations, and financial condition could be materially adversely affected.

NEW ACCOUNTING GUIDANCE

     In May 2003, the FASB issued FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This statement does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25. Application of this statement is effective for applicable financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim fiscal period beginning after June 15, 2003. We currently do not have any financial instruments that are covered under this statement.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on our company.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term borrowings. Interest on our long-term debt outstanding as of May 31, 2004, is fixed at rates ranging from 7.01 percent to 7.24 percent. Increases in interest rates do not expose us to risk on this debt. However, as interest rates drop below the rates on our long-term debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

     As mentioned in “Financial Condition, Liquidity, and Capital Resources”, interest rates on our revolving credit agreement vary based on the LIBOR rate and the period we lock LIBOR in for. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement with Bank of America, entered into on September 22, 2003 allows for maximum revolving borrowings of $50,000,000. At February 29, 2004 and May 31, 2004, there were no outstanding borrowings or open letters of credit under this credit line. The need to borrow under this and similar successor agreements could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

     As mentioned under Notes 15 and 16 to our consolidated condensed financial statements, “Financial Condition, Liquidity, and Capital Resources”, and “Forward-Looking Information and Factors that may affect Future Results”, on June 29, 2004, we concluded a series of transactions that established a new five year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and placed $225,000,000 of floating rate senior debt with five, seven, and ten year maturities. Both the new revolving credit facility and the senior debt are at floating rates of interest. For example, a 1 percent increase in our base interest rates could impact us by adding up to $3,000,000 of additional interest cost annually. The addition of this level of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.

     Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany are transacted in Euros, in Mexico are transacted in Pesos, and in Canada are transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.

     During the three month periods ended May 31, 2004 and 2003, we transacted 15 percent, and 12 percent, respectively, of our sales from continuing operations in foreign currencies. For the three month period ended May 31, 2004 we recorded a foreign currency exchange loss of $410,000. For the same period in fiscal 2004, we recorded a foreign exchange gain of $566,000.

     We hedge against foreign currency exchange rate-risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Other income, net” in the Consolidated Statements of Income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Other income, net” in the Consolidated Statements of Income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

     The following table summarizes the various forward contracts we designated as cash flow hedges that were open at May 31, 2004 and February 29, 2004:

May 31, 2004
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	May 31,	Forward Rate	at May 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8328	$1.6392	$1.7976	($792)
Sell	Pounds	£4,000,000	5/21/2004	11/9/2004	2/8/2005	1.7900	1.8328	1.7551	1.7997	(178)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8328	1.7854	1.7609	123
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8328	1.7131	1.7561	(215)
Sell	Euro’s	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2219	1.1928	1.2180	(76)
Sell	Euro’s	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2219	1.2002	1.2227	(67)

										($1,206)

February 29, 2004
									Weighted	Market
								Weighted	Average Market Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	February 29,	Forward Rate	at February 29,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	46
Sell	Euro’s	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	(141)

										($983)

     We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Form 10-Q, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

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

     Through the date of this report, no corrective actions were required to be taken with regard to either significant deficiencies or material weaknesses in our controls. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following is a summary of all repurchases by the Company of its common stock during the quarter ended May 31, 2004:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
March 1 through March 31, 2004	25,000	$27.78	25,000	2,168,874
April 1 through April 30, 2004	—	—	—	2,168,874
May 1 through May 31, 2004	—	—	—	2,168,874

Total	25,000	$27.78	25,000	2,168,874

     During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the Company to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits
	2.1	Acquisition Agreement, dated April 29, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., and Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 30, 2004).

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)	Reports on Form 8-K

On April 30, 2004, the Company furnished a report on Form 8-K in connection with the public announcement of its definitive agreement, dated April 29, 2004, to acquire certain of the assets of World Kitchen’s OXO International division (the “Business”) and assume certain of the liabilities relating to the Business for an aggregate purchase price of $275 million, subject to adjustment based on the inventory of the Business on the closing date. In the same report, the Company announced that on April 30, 2004, it completed the sale of its 55% ownership interest in Tactica International, Inc. (“Tactica”) to the current operating management of Tactica and announcing a revision to the Company’s fourth quarter and full year guidance for the period ended February 29, 2004.

On May 7, 2004, the Company furnished a report on Form 8-K/A amending its April 30, 2004 Form 8-K. The original Form 8-K announced that on April 30, 2004, it completed the sale of its 55% ownership interest in Tactica International, Inc. (“Tactica”) to the current operating management of Tactica and announcing a revision to the Company’s fourth quarter and full year guidance for the period ended February 29, 2004. The original Form 8-K incorrectly reported the press release under Item 7. The May 7, 2004 Form 8-K/A corrected this error by furnishing the same press release under Item 12.

On May 18, 2004, we furnished a report on Form 8-K relating to financial information for Helen of Troy Limited for the quarter and fiscal year ended February 29, 2004, as presented in our May 14, 2004 press release and associated conference call. *

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED (Registrant)

Date: July 12, 2004	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director and Principal Executive Officer

Date: July 12, 2004	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: July 12, 2004	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

2.1	Acquisition Agreement, dated April 29, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., and Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 30, 2004).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.