Form 10-Q
period 2004-08-31
HELEN OF TROY LTD
filed 2004-10-12
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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
Yes [X]  No [  ]

     As of October 6, 2004 there were 29,815,775 shares of Common Stock, $.10 Par Value, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except shares and par value)

	August 31,	February 29,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,771	$53,048
Trading securities, at market value	335	692
Receivables — principally trade, less allowance of $1,064 and $1,100	105,776	72,801
Inventories	146,935	104,057
Prepaid expenses	11,515	7,212
Deferred income tax benefits	6,454	5,930

Total current assets	282,786	243,740

Property and equipment, at cost less accumulated depreciation of $18,633 and $17,085	76,103	68,704
Goodwill, net of accumulated amortization of $7,726	219,232	52,786
Trademarks, net of accumulated amortization of $217 and $216	128,096	50,643
License agreements, at cost net of accumulated amortization of $12,354 and $11,634	29,961	30,681
Other intangible assets, at cost net of accumulated amortization of $424	17,731	—
Assets of discontinued operations held for sale	—	23,185
Other assets	28,582	19,870

	$782,491	$489,609

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$34,000	$—
Current portion of long-term debt	10,000	10,000
Accounts payable, principally trade	33,770	15,642
Accrued expenses:
Advertising and promotional	8,808	5,114
Other	29,114	22,935
Income taxes payable	19,998	23,604

Total current liabilities	135,690	77,295

Liabilities of discontinued operations held for sale	—	17,211
Long-term debt, less current portion	270,000	45,000

Total liabilities	405,690	139,506

Stockholders’ equity
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,813,315 and 29,288,307 shares issued and outstanding	2,982	2,929
Additional paid-in-capital	78,658	73,679
Retained earnings	297,520	274,413
Accumulated other comprehensive loss	(2,359)	(918)

Total stockholders’ equity	376,801	350,103

Commitments and contingencies	$782,491	$489,609

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(unaudited)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net sales	$141,229	$105,335	$248,250	$196,571
Cost of sales	74,316	58,214	131,097	105,888

Gross profit	66,913	47,121	117,153	90,683
Selling, general, and administrative expense	41,646	29,144	72,986	56,885

Operating income	25,267	17,977	44,167	33,798

Other income (expense):
Interest expense	(2,681)	(956)	(3,675)	(1,965)
Other income, net	15	819	119	3,738

Total other income (expense)	(2,666)	(137)	(3,556)	1,773

Earnings before income taxes	22,601	17,840	40,611	35,571

Income tax expense
Current	4,777	4,265	7,582	7,258
Deferred	(1,024)	(1,135)	(524)	(1,018)

Income from continuing operations	18,848	14,710	33,553	29,331
Loss from discontinued segment’s operations, net of tax benefit (expense) of $-0-, $1,811, $442 and $1,690	—	(1,612)	(222)	(1,389)

Net earnings	$18,848	$13,098	$33,331	$27,942

Earnings per share:

Basic
Continuing operations	$0.63	$0.52	$1.14	$1.04
Discontinued operations	$—	$(0.06)	$(0.01)	$(0.05)
Total basic earnings per share	$0.63	$0.46	$1.13	$0.99

Diluted
Continuing operations	$0.57	$0.47	$1.03	$0.97
Discontinued operations	$—	$(0.05)	$(0.01)	$(0.05)
Total diluted earnings per share	$0.57	$0.42	$1.02	$0.92

Weighted average common shares used in computing net earnings per share
Basic	29,765	28,268	29,602	28,239
Diluted	32,907	30,859	32,816	30,379

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$33,331	$27,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,706	2,993
Provision for doubtful receivables	(36)	2,599
Purchases of trading securities	—	(195)
Proceeds from sales of trading securities	—	470
Realized gain — trading securities	—	(84)
Unrealized loss (gain) — trading securities	357	(116)
Deferred taxes, net	(524)	(1,028)
Loss from operations of discontinued segment	222	1,389
Changes in operating assets and liabilities:
Accounts receivable	(30,131)	(22,265)
Forward contracts	(90)	43
Inventories	(42,878)	(34,229)
Prepaid expenses	(4,303)	(1,475)
Other assets	(4,334)	1,667
Accounts payable	18,128	2,075
Accrued expenses	2,010	(843)
Income taxes payable	5,405	9,643

Net cash used by operating activities	(19,137)	(11,414)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(268,747)	(5,005)
(Increase) decrease in other assets	442	(153)

Net cash used by investing activities	(268,305)	(5,158)

Cash flows from financing activities:
Net borrowings on revolving line of credit	34,000	—
Proceeds from debt	425,000	—
Repayment of short-term acquisition financing	(200,000)	—
Payment of financing costs	(4,398)	—
Proceeds from options exercises and employee stock purchases	2,806	1,976
Common stock repurchases	(11,243)	—

Net cash provided by financing activities	246,165	1,976

Net decrease in cash and cash equivalents	(41,277)	(14,596)
Cash and cash equivalents, beginning of period	53,048	47,441

Cash and cash equivalents, end of period	$11,771	$32,845

Supplemental cash flow disclosures:
Interest paid	$2,393	$1,945
Income taxes paid (net of refunds)	$3,027	$847
Common stock received as exercise price of options	$5,758	$—

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net earnings, as reported	$18,848	$13,098	$33,331	$27,942
Other comprehensive income (loss), net of tax:
Change in value of stock available for sale	(1,230)	—	(2,010)	—
Cash flow hedges	600	520	569	306

Comprehensive income	$18,218	$13,618	$31,890	$28,248

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
August 31, 2004

Note 1 -	In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of August 31, 2004 and February 29, 2004, and the results of its consolidated operations for the three- and six-month periods ended August 31, 2004 and 2003. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

Note 2 -	We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common shares plus the effects of dilutive securities. The number of dilutive securities was 3,142,863 and 3,214,405 for the three- and six-months ended August 31, 2004, respectively, and 2,590,398 and 2,139,977 for the three- and six-months ended August 31, 2003, respectively. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common stock. These options totaled 36,000 and 335,133 at August 31, 2004 and 2003, respectively.

Note 4 -	During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended August 31, 2004, we purchased and retired a total of 732,710 shares under this resolution at a total purchase price of $24,344,966, for a $33.23 per share average price. We did not purchase any shares during the three months ended August 31, 2003. The following schedule sets forth the purchase activity for the latest fiscal quarter just ended:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
June 1 through June 30, 2004	—	$—	—	2,168,874
July 1 through July 31, 2004	608,850	34.25	608,850	1,560,024
August 1 through August 31, 2004	123,860	28.21	123,860	1,436,164

Total	732,710	$33.23	732,710	1,436,164

Note 5 -	In the tables that follow, we have revised our segment information for prior periods to reflect a change in operating segments reported. In the first fiscal quarter of 2005, we reported a single segment: Personal Care. The Personal Care Segment reflects the global operations of hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products business. We are also reporting a Discontinued Segment, which summarizes the operations of Tactica International, Inc. (“Tactica”). Beginning with the second fiscal quarter of 2005 we have added an additional operating segment:

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

The accounting policies of our new segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in the Company’s 2004 Annual Report in Form 10-K.

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

The tables below and on the following page contain segment information for the periods covered by our consolidated condensed income statements:

THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(in thousands)

	Personal		Discontinued
August 31, 2004	Care	Housewares	Segment (1)	Total
Net sales	$118,415	$22,814	$—	$141,229
Operating income	18,441	6,826	—	25,267
Capital, license, trademark and other intangible expenditures	5,210	261,129	—	266,339
Depreciation and amortization	1,490	667	—	2,157

	Personal		Discontinued
August 31, 2004	Care	Housewares	Segment (1)	Total
Net sales	$105,335	$—	$—	$105,335
Operating income	17,977	—	—	17,977
Capital, license, trademark and other intangible expenditures	3,286	—	—	3,286
Depreciation and amortization	1,580	—	—	1,580

SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(in thousands)

	Personal		Discontinued
August 31, 2004	Care	Housewares	Segment (1)	Total
Net sales	$225,436	$22,814	$—	$248,250
Operating income	37,341	6,826	—	44,167
Capital, license, trademark and other intangible expenditures	9,873	261,129	—	271,002
Depreciation and amortization	3,039	667	—	3,706

	Personal		Discontinued
August 31, 2004	Care	Housewares	Segment (1)	Total
Net sales	$196,571	$—	$—	$196,571
Operating income	33,798	—	—	33,798
Capital, license, trademark and other intangible expenditures	5,005	—	—	5,005
Depreciation and amortization	2,993	—	—	2,993

        IDENTIFIABLE SEGMENT ASSETS, NET AT AUGUST 31, 2004 AND FEBRUARY 29, 2004
        (in thousands)

	Personal		Discontinued
	Care	Housewares	Segment (1)	Total
August 31, 2004	$476,864	$305,627	$—	$782,491
February 29, 2004	466,424	—	23,185	489,609

(1)	Segment information from prior periods has been restated due to the classification of Tactica as discontinued operations.

Note 6 -	Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong has assessed a total of $32,086,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. We purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) on April 26, 2004 as required by the IRD which represents 100 percent of the tax liability assessed for fiscal year 1998. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $15,215,000 (U.S.) in tax for fiscal year 2004 and the first two fiscal quarters of 2005. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

United States Income Taxes - The Internal Revenue Service (“the IRS”) is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of proposed adjustments to taxable income in the amount of $39,483,000 for the three years under audit. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves areas of law subject to varying interpretation, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters. This estimate includes additional tax liabilities related to U.S. taxable income for all periods subsequent to fiscal year 2002, as well as the years currently under audit. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S.

subsidiaries. We have made no provision for U.S. federal income taxes on these undistributed earnings. At August 31, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. In addition to potential changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

Note 7 -	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed our annual impairment test during the first quarter of fiscal 2005 as required by SFAS 142, and have determined that none of our goodwill or other intangible assets were impaired at that time.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets other than goodwill.

	Intangible Assets (in thousands)
	August 31, 2004			February 29, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$128,313	$(217)	$128,096	$50,859	$(216)	$50,643
Licenses	42,315	(12,354)	29,961	42,315	(11,634)	30,681
Other	18,155	(424)	17,731	—	—	—

August 31, 2004 and February 29, 2004 gross and net carrying amounts include $127,975,000 and $50,520,000, respectively, of trademarks and $18,000,000 of licenses not subject to amortization because they have indefinite useful lives. The $18,000,000 license not subject to amortization is for a perpetual, royalty free license to the Sea Breeze® brand of products which we acquired in October 2002. All other licenses are amortized over the primary life of the underlying license agreements, ranging from 8 to 25 years. During the fiscal fourth quarter of 2004, we recorded additional trademarks with indefinite useful lives (and thus not subject to amortization) of $33,600,000 associated with the acquisition of certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Conopco, Inc., a wholly owned subsidiary of Unilever NV. In the first fiscal quarter of 2005, as part of the proceeds of our sale of Tactica, we recorded $2,255,000 for the Epil Stop® trademark, which we believe to have an indefinite useful life (see Note 14). In the second fiscal quarter of 2005, we recorded additional trademarks with indefinite useful lives (and thus not subject to amortization) of $75,200,000, and other intangible assets totaling $18,155,000. The other intangible assets are subject to amortization over varying lives ranging from 2 to 13 years and consist of patents, customer lists and a non-compete agreement (see Note 15).

The following table summarizes the amortization expense attributable to intangible assets for the three months and six months ending August 31, 2004 and 2003, as well as estimated amortization expense for the fiscal years ending the last day of February 2005 through 2010.

Aggregate Amortization Expense
For the three months ended	(in thousands)
August 31, 2004	$784
August 31, 2003	$384

Aggregate Amortization Expense
For the six months ended	(in thousands)
August 31, 2004	$1,145
August 31, 2003	$746

Estimated Amortization Expense
For the fiscal years ended	(in thousands)
February 2005	$2,713
February 2006	$3,136
February 2007	$3,136
February 2008	$3,086
February 2009	$2,837
February 2010	$2,792

Note 8 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

Debt Agreements Outstanding at February 29, 2004

The following current and long-term borrowings were available or outstanding at February 29, 2004.

On September 22, 2003, certain subsidiaries of the Company entered into a $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. The $50,000,000 unsecured revolving credit facility was cancelled effective June 1, 2004.

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

Debt Agreements Entered into During the Current Fiscal Quarter

On June 1, 2004, we entered into a five year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The Term Loan Credit Agreement was a temporary financing to fund the balance of OXO’s purchase price (see Note 15). We entered into this Term Loan Credit Agreement until more permanent long-term financing could be put into place. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the new Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see below). For the period outstanding, borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled. As of August 31, 2004, there were $34,000,000 of revolving loans and $3,339,985 of open letters of credit outstanding against this facility (including the $389,000 standby letter of credit to a lessor, as more fully discussed under “Other Letters of Credit” below).

The Revolving Line of Credit Agreement continues to require and Term Loan Credit Agreement required the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements were guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. On September 29, 2004, the interest rates on these notes were reset for the next three months at 2.82 percent for the five and seven year notes and 2.87 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

The proceeds of the Senior Notes financing were used to repay the $200,000,000 borrowings under the Term Loan Credit Agreement, and $25,000,000 of the outstanding borrowings on our $75,000,000 Revolving Line of Credit Agreement.

The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

Other Letters of Credit

One of the Company’s U.S. subsidiaries had issued a $389,000 standby letter of credit to the lessor of Tactica’s office space in New York City. The lessor could draw funds from the standby letter of credit if Tactica failed to meet its obligations under the lease. After our sale of Tactica (see Note 14), we took measures to cancel the original letter of credit and issue another standby letter of credit under a new banking relationship. The lessor currently believes the original standby letter of credit should remain in force. We are currently in the process of seeking a resolution to this issue.

Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $4,837,000 and $4,114,000 as of August 31, 2004 and February 29, 2004, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the three months and six months ended August 31, 2004 and fiscal year ended February 29, 2004:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
			accrual -
	Beginning	Additions to	payments and	Ending
Period Ended	balance	accrual	credits issued	balance
August 31, 2004 (Three Months)	$3,499	$5,583	$4,245	$4,837
August 31, 2004 (Six Months)	$4,114	$9,745	$9,022	$4,837
February 29, 2004 (Twelve Months)	$3,263	$15,848	$14,996	$4,114

Contractual Obligations

Our contractual obligations and commercial commitments as of August 31, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		August 31,
		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt (current and long-term portions)	$280,000	$10,000	$10,000	$10,000	$13,000	$103,000	$134,000
Open purchase orders — inventory	76,866	76,866	—	—	—	—	—
Minimum royalty payments	20,910	3,540	3,723	3,779	3,863	3,596	2,409
Advertising and promotional	23,816	5,452	5,663	5,904	2,981	1,100	2,716
Operating leases	1,759	795	519	360	85	—	—
Purchase and implementation of enterprise resource planning system, including additional enhancements	2,772	2,772	—	—	—	—	—
Other	2,970	885	950	1,015	120	—	—

Total contractual obligations	$409,093	$100,310	$20,855	$21,058	$20,049	$107,696	$139,125

Note 9 -	The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for our stock option plans.

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended August 31, 2004 and 2003, respectively, and illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except per share data)

			Three Months Ended August 31,		Six Months Ended August 31,
			2004	2003	2004	2003
Net earnings:		As Reported	$18,848	$13,098	$33,331	$27,942
		Fair-value cost	279	2,956	770	4,797

		Pro forma	$18,569	$10,142	$32,561	$23,145

Earnings per share:
	Basic:	As Reported	$0.63	$0.46	$1.13	$0.99
		Pro forma	$0.62	$0.36	$1.10	$0.82

	Diluted:	As Reported	$0.57	$0.42	$1.02	$0.92
		Pro forma	$0.56	$0.33	$0.99	$0.76

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options, and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. 21,586 and 80,411 shares remained available for future grants under the 1998 Plan at August 31, 2004 and February 29, 2004,

Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. We grant options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. 392,000 and 432,000 shares remained available for future grants under this plan at August 31, 2004 and February 29, 2004, respectively.

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

During the second quarter of fiscal 2005, plan participants acquired 5,614 shares at an average price of $23.35 per share from the Company under the stock purchase plan. At August 31, 2004 and February 29, 2004, 360,648 and 366,262 shares respectively, remained available for future purchases under this plan.

Note 10 -	The following table is a summary by operating segment of the Company’s goodwill balances as of August 31, 2004 and February 29, 2004.

	Total Goodwill by Operating Segment (thousands)
	August 31, 2004			February 29, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating Segment:
Personal Care	$60,512	$(7,726)	$52,786	$60,512	$(7,726)	$52,786
Housewares	166,446	—	166,446	—	—	—

Total	$226,958	$(7,726)	$219,232	$60,512	$(7,726)	$52,786

Note 11 -	During the fiscal year ended February 28, 2003, we entered into nonmonetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the inventory’s net book value. We had used approximately $2,000,000 of the credits through the fiscal year ending February 29, 2004. During the three- and six-months ended August 31, 2004, we used no additional credits against these transactions, however we expect to use the remaining advertising credits acquired by the end of fiscal year 2005.

In addition, during the quarter ended August 31, 2004, we entered into additional nonmonetary transactions in which we exchanged inventory with a net book value of approximately $952,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the inventory’s net book value, which approximated their fair market value. We have used no credits against these transactions yet, however we expect to use the advertising credits acquired by the end of fiscal year 2005. All remaining credits are included in the line item entitled “Prepaid expenses” on our consolidated condensed balance sheets and are valued at $2,052,000 and $1,100,000 at August 31, 2004 and February 29, 2004, respectively.

Note 12 -	Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three- and six-month periods ended August 31, 2004, we transacted 15 and 15 percent, respectively, of our sales from continuing operations in foreign currencies. For the three- and six-month periods ended August 31, 2003, we transacted 12 and 12 percent respectively, of our sales from continuing operations in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound, Euro and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at August 31, 2004 and February 29, 2004:

August 31, 2004
									Weighted	Market
				Range of Maturities				Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	August 31,	Forward Rate	at August 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8025	$1.6392	$1.7836	($722)
Sell	Pounds	£4,000,000	5/21/2004	11/9/2004	2/8/2005	1.7900	1.8025	1.7551	1.7853	(121)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8025	1.7854	1.7437	209
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8025	1.7131	1.7396	(133)
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2178	1.1928	1.2165	(71)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2178	1.2002	1.2185	(55)

										($893)

February 29, 2004
									Weighted	Market
				Range of Maturities				Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	February 29,	Forward Rate	at February	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	29, 2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	46
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	(141)

										($983)

Note 13 -	In the first quarter of fiscal 2004, we recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters. This income is included in the line item entitled “Other income, net” in the consolidated condensed statements of income for the six months ended August 31, 2003.

Note 14 -	On April 29, 2004, we sold our 55 percent interest in Tactica International, Inc. (“Tactica”), to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred; accordingly, no gain or loss was recorded as a result of this sale. The schedule below shows the assets we received in a non-cash exchange for our ownership interest in Tactica.

    Assets Received in Noncash Exchange for Ownership Interest in Tactica
    at April 29, 2004
    (in thousands)

Tax refunds receivable	$2,908
Marketable securities recorded as stock available for sale	3,030
Epil-Stop trademark	2,255

Total assets received	$8,193

The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At August 31, 2004 the market value of these securities was $1,020,000. The decline in market value has been considered temporary and recorded in other comprehensive income.

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

Note 15 -	On June 1, 2004, we acquired certain assets and liabilities of OXO International (“OXO”) for a net cash purchase price of approximately $273,173,000 including the assumption of certain liabilities. The results of OXO’s operations have been included in the consolidated financial statements since that date.

The assets acquired in the OXO acquisition included intellectual property, contracts, goodwill, inventory and books and records. The assumed liabilities included contractual obligations and accruals, and certain lease obligations assumed in connection with OXO’s office facilities in New York City. Thirty five OXO employees, including its President, have joined the Company as part of the acquisition.

OXO is a world leader in providing innovative consumer products in a variety of product areas. OXO offers approximately 500 consumer product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. OXO also has strong customer relationships with leading specialty and department store retailers. Each year approximately 90 products are introduced through the OXO Good Grips®, OXO Steel™, OXO Good Grips i-Series®, and OXO SoftWorks® product lines.

The following schedule presents the net assets of OXO acquired at closing:

OXO — Net Assets Acquired on June 1, 2004
(in thousands)

Finished goods inventories	$15,728
Property and equipment	2,907
Trademarks	75,200
Goodwill	165,388
Other intangible assets	17,990

Total assets acquired	277,213
Less: Current liabilities assumed	(4,040)

Net assets acquired	$273,173

The allocations above reflect the completion of our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price based upon independent appraisals. We believe that the OXO acquisition resulted in recognition of goodwill primarily because of its industry position, management strength, and business growth potential. “Other intangible assets” are subject to amortization over varying lives ranging from 2 to 13 years and consist of patents, customer lists and a non-compete agreement.

The following pro forma unaudited financial data for the three- and six-month periods ending August 31, 2004 and August 31, 2003 is presented to illustrate the estimated effects of the OXO acquisition as if the transaction had occurred as of the beginning of the fiscal periods presented.

Results of Operations if OXO Acquisition Had Been Completed at the Beginning of Each Period
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Sales	$141,229	$126,414	$269,505	$235,562
Income From Continuing Operations	18,848	17,579	36,805	34,638

Diluted earnings from continuing operations per share, as if no additional share dilution had occurred since August 31, 2003	$0.61	$0.57	$1.21	$1.14
Impact of additional dilution since August 31, 2003	(0.04)	—	(0.09)	—
Diluted earnings from continuing operations per share	$0.57	$0.57	$1.12	$1.14

Weighted average diluted common shares	32,907	30,859	32,816	30,379

Note 16 -	On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights, and customer lists. The Company paid the purchase price of $12,000,000 in cash funded out of the Company’s revolving line of credit.

The Company is in the process of completing its analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price. The Company expects to complete its analysis at some time during the late third fiscal quarter or early fourth fiscal quarter of 2005. Depending on the results of this analysis, the Company might, in future periods, record amortization expense on one or more of the intangible assets associated with the acquisition.

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

OVERVIEW OF THE QUARTER’S ACTIVITIES:

     Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to run approximately 20 percent of the year’s total on a historical basis. Our second fiscal quarter is characterized by stable sales in the June through first half of July timeframe with increasing sales in the second half of the July through August timeframe as we build towards a peak shipping season in the third quarter. The second fiscal quarter of 2005 also includes the first three full months of operations of our housewares segment (the operations of OXO acquired on June 1, 2004), offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. Overall, revenues were up 34.1 and 26.3 percent for the second fiscal quarter of 2005 and year-to-date, respectively, over the same periods in the prior year. Profitability followed revenue growth with fiscal second quarter and year-to-date increases of 40.6 and 30.7 percent, respectively, for operating income and 28.1 and 14.4 percent, respectively, for income from continuing operations.

     Personal Care Segment

•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers, and trimmers. Revenues increased approximately 8.5 and 8.1 percent over the same quarter and year-to-date periods in the prior year. Ceramic hair straighteners and variable heat ion select hair dryers are the strongest performing products in this category. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo®, and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Sales for this group are up 97 and 113 percent over the same quarter and year-to-date periods in the prior year, driven by the addition of the Brut® men’s grooming product line throughout the Western Hemisphere. Brut® was acquired in September of 2003 so it was not part of our brand portfolio in the first and second quarters of fiscal 2004. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Vitalis®, Sea Breeze®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, Brut® and Epil-Stop®.

•	Brushes, Combs, and Accessories. This very traditional category of our business was up 3.0 and down 9.4 percent in total dollar volume compared to the same quarter and year-to-date periods in the prior year. With the trend towards straighter, cleaner hair styles, the accessory business has suffered. In order to address this general trend in this market, we continue to look to new technologies such as ceramic brushes, Ionic brushes and Ion-ceramic brushes to capitalize on grooming trends.

     Housewares Segment

•	This was the first quarter of operations for our new housewares segment (the operations of OXO acquired on June 1, 2004). We are now offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. Kitchen tools are leading sales in this category with the introduction of several new products, including the OXO Good Grips Mandoline Slicer (a tool used for making an easy chore of slicing fruits, vegetables and creating attractive garnishes), and Nylon Flexible Turners and Spatulas in an array of colors. Good Grips®, OXO Steel™, OXO Grind it™, and OXO SoftWorks® are our key brands in this group. OXO also has customer relationships with leading specialty and department store retailers. We currently expect OXO to contribute approximately $100,000,000 of sales in its first twelve months as part of our Company.

In addition to the above activities, we continued to invest in our business, with a view toward potential future growth, through the following activities:

•	During the second fiscal quarter, we substantially completed Phase 1 of development and implementation of a new Global Enterprise Resource Planning system. On September 7, 2004, we went live on the new system. With the implementation of this new system, most of our businesses run under one integrated information system. We believe this system will help to promote uniform business processes and practices amongst our subsidiaries. We are currently in the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. We expect this process to continue over the remainder of the third fiscal quarter. During the third fiscal quarter, we currently expect to begin the implementation and transition of our housewares segment to the new system. We also are investigating several significant functionality enhancements planned for implementation under Phase 2 of our IT enhancement program. Through the end of the second fiscal quarter of 2005, we invested approximately $10,400,000 on this project, which is included in property and equipment on our consolidated condensed balance sheet at August 31, 2004.

•	During the second fiscal quarter of 2005, we closed several financings to fund the OXO acquisition, and expand our capital base for potential future growth. As disclosed in Notes 8 and 15 to the accompanying consolidated condensed financial statements, during the second fiscal quarter of 2005, we concluded a series of transactions that established a new five year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and placed $225,000,000 of floating rate senior debt with five, seven, and ten year maturities.

•	We continue to expand our brand offerings in our Skin Care Category. On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care product lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with milk proteins, vitamins and botanical extracts. The Company paid $12,000,000 in cash in the transaction funded out of the Company’s revolving line of credit. We currently project the brand acquisition to contribute approximately $15,000,000 of sales in fiscal 2006.

RESULTS OF OPERATIONS

Comparison of fiscal quarter and six-month periods ended August 31, 2004 to the same periods ended August 31, 2003

     The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	(dollars in thousands)
	Quarter Ended August 31,		2004 vs. 2003		% of Net Sales
	2004	2003	$ Change	% Change	2004	2003
Net sales	$141,229	$105,335	$35,894	34.1%	100.0%	100.0%
Cost of sales	74,316	58,214	16,102	27.7%	52.6%	55.3%

Gross profit	66,913	47,121	19,792	42.0%	47.4%	44.7%
Selling, general, and administrative expense	41,646	29,144	12,502	42.9%	29.5%	27.7%

Operating income	25,267	17,977	7,290	40.6%	17.9%	17.1%

Other income (expense):
Interest expense	(2,681)	(956)	(1,725)	180.4%	-1.9%	-0.9%
Other income, net	15	819	(804)	*	0.0%	0.8%

Total other income (expense)	(2,666)	(137)	(2,529)	*	-1.9%	-0.1%

Earnings before income taxes	22,601	17,840	4,761	26.7%	16.0%	16.9%

Income tax expense	3,753	3,130	623	19.9%	2.7%	3.0%

Income from continuing operations	18,848	14,710	4,138	28.1%	13.3%	14.0%
Income (loss) from discontinued segment’s operations, net of tax	—	(1,612)	1,612	*	0.0%	-1.5%

Net earnings	$18,848	$13,098	$5,750	43.9%	13.3%	12.4%

*	Calculation is not meaningful

	(dollars in thousands)
	Six Months Ended August 31,		2004 vs. 2003		% of Net Sales
	2004	2003	$ Change	% Change	2004	2003
Net sales	$248,250	$196,571	$51,679	26.3%	100.0%	100.0%
Cost of sales	131,097	105,888	25,209	23.8%	52.8%	53.9%

Gross profit	117,153	90,683	26,470	29.2%	47.2%	46.1%
Selling, general, and administrative expense	72,986	56,885	16,101	28.3%	29.4%	28.9%

Operating income	44,167	33,798	10,369	30.7%	17.8%	17.2%

Other income (expense):
Interest expense	(3,675)	(1,965)	(1,710)	87.0%	-1.5%	-1.0%
Other income, net	119	3,738	(3,619)	*	0.0%	1.9%

Total other income (expense)	(3,556)	1,773	(5,329)	*	-1.4%	0.9%

Earnings before income taxes	40,611	35,571	5,040	14.2%	16.4%	18.1%

Income tax expense	7,058	6,240	818	13.1%	2.8%	3.2%

Income from continuing operations	33,553	29,331	4,222	14.4%	13.5%	14.9%
Income (loss) from discontinued segment’s operations, net of tax	(222)	(1,389)	1,167	*	-0.1%	-0.7%

Net earnings	$33,331	$27,942	$5,389	19.3%	13.4%	14.2%

*	Calculation is not meaningful

     As more fully discussed in Note 5 to the accompanying consolidated condensed financial statements, in the first fiscal quarter of 2005, we reported a single operating segment, Personal Care and a discontinued segment. The Personal Care Segment includes the hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products business. The Discontinued Segment includes the operations of Tactica International, Inc. (See Note 14 to the consolidated condensed financial statements for a further discussion of the sale of Tactica). Beginning with the second fiscal quarter of 2005, we are presenting an additional operating segment: housewares, to report the operations of OXO (“OXO”), which offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization (See Note 15 to the consolidated condensed financial statements for a further discussion of the OXO acquisition). The accompanying discussion and analysis reflects this new change in operating segments.

Consolidated Sales and Gross Profit Margins

     Our net sales for the three- and six-months ended August 31, 2004 increased 34.1 and 26.3 percent, or $35,894,000 and $51,679,000, respectively, versus the same periods a year earlier. In September 2003, we acquired the rights to produce and distribute the Brut® men’s grooming product line throughout the Western Hemisphere. In June 2004, we acquired OXO product lines from WKI Holding Company to form our new housewares operating segment. These new product acquisitions accounted for 30.8 and 21.2 percent, respectively, or $32,446,000 and $41,610,000, respectively, of the percentage sales growth for the three- and six-months ended August 31, 2004 versus the same periods a year earlier. Core growth (growth without acquisitions) accounted for 3.3 and 5.1 percent, respectively, or $3,448,000 and $10,069,000, respectively, of the sales growth over the same three-and six-month periods last year. The core growth for the first six months came from strong sales volume performance from our appliance business and growth in grooming, skin care and hair products, offset somewhat by sales volume declines in our brushes, combs and accessories business.

     Also contributing to growth has been the strengthening of the British Pound and the Euro versus the U.S. Dollar, offset somewhat by the impact of the weakening Mexican Peso vs. the U.S. Dollar. With the growth in our Latin American operations, the Mexican Peso exposure is growing and will be included in our foreign currency impact analysis. The overall net impact of foreign currency changes was to provide approximately $522,000 and $1,242,000 of additional sales dollars for the three- and six-month periods ended August 31, 2004, respectively, versus the same periods a year earlier.

     Consolidated gross profit, as a percentage of sales for the three- and six-month periods ended August 31, 2004, increased 2.7 and 1.1 percentage points, respectively, to 47.4 and 47.2 percent compared to the same periods in the prior year. The increase is primarily due to a combination of sales mix changes to higher margin items resulting from Brut and OXO acquisitions and margin improvement due to selected product purchase cost decreases.

Selling, general, and administrative expenses

     Selling, general, and administrative expenses, expressed as a percentage of net sales, increased from 27.7 to 29.5 percent for the three-months, and from 28.9 to 29.4 percent for the six-months ended August 31, 2004 compared to the same periods in the prior year. These increases were primarily due to higher media advertising and trade show costs. We have increased spending on advertising to help grow our grooming, skin care and hair products business. Additionally, we incurred foreign currency exchange losses of $214,000 and $624,000, respectively, for the three- and six-month periods ended August 31, 2004 versus exchange losses of $653,000 and $87,000 for the same periods a year earlier.

Interest expense and other income / expense

     Interest expense for the three- and six-month periods ended August 31, 2004 increased compared with the three- and six-month periods ended August 31, 2003, to $2,681,000 and $3,675,000 from $956,000 and $1,965,000. The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the $273,173,000 acquisition of OXO (See Notes 8 and 15 for related discussions of new debt financings and the OXO acquisition).

     Other income, net for the three- and six-month periods ended August 31, 2004 was $15,000 and $119,000, respectively, compared with other income, net of $819,000 and $3,738,000, respectively, for the same periods in the prior year. The following schedule shows key components of other income and expense:

	(dollars in thousands)
	Quarter Ended August 31,			Six Months Ended August 31,
	2004	2003	$ Change	2004	2003	$ Change
Interest income	$62	$346	$(284)	$405	$749	$(344)
Realized and unrealized gains (losses) on securities	(50)	247	(297)	(357)	200	(557)
Litigation settlement gain, net	—	—	—	—	2,600	(2,600)
Miscellaneous other income	3	226	(223)	71	189	(118)

Other income, net	$15	$819	$(804)	$119	$3,738	$(3,619)

     Interest income is lower for the three- and six-month periods ended August 31, 2004 compared to the same periods last year due to lower levels of temporarily investable cash being held this year. In the fiscal quarter ended August 31, 2003 we recorded other income of $2,600,000 in connection with the settlement of litigation.

Income tax expense

     Income tax expense for the three- and six-month periods ended August 31, 2004 was 16.6 and 17.4 percent of earnings before income taxes, respectively, versus 17.5 and 17.5 percent of earnings before income taxes, respectively, for the same periods in the prior year. The overall year-to-year decline in rates is due to more of our income in fiscal 2005 being taxed in lower tax rate jurisdictions.

DISCONTINUED OPERATIONS

     On April 29, 2004, we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred. Accordingly, no gain or loss was recorded as a result of this sale.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Selected measures of our liquidity and capital resources as of August 31, 2004 and August 31, 2003 are shown below:

	August 31,	August 31,
	2004	2003
Accounts receivable turnover (Days) (1)	64.4	66.3
Inventory turnover (Times) (1)	2.3	2.1
Working capital	$147,096,000	$193,443,000
Current ratio	2.1 : 1	3.9 : 1
Ending total debt to ending equity ratio (2)	83.3%	17.2%
Return on average equity (1)	18.9%	14.7%

(1)	Beginning with the first fiscal quarter ended May 31, 2004 we changed our method of calculating these measures for more meaningful and consistent comparison. Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated condensed balance sheets: “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion”. The significant increase in the ratio is due to the additional financing we incurred to acquire OXO (see Notes 8 and 15, and our discussion below under “Financing Activities”).

Operating Activities

     Our cash balance was $11,771,000 at August 31, 2004 compared to $53,048,000 at February 29, 2004. Operating activities used $19,137,000 of cash during the first six months of fiscal 2005, compared to $11,414,000 used during the first six months of fiscal 2004. Inventories increased $42,878,000 during the first six months of fiscal 2005 compared to $34,229,000 during the first six months of fiscal 2004. The increased inventory spending in fiscal 2005 was primarily due to the acquisition and building of inventory for our new housewares segment, which accounted for $19,095,000 of our inventory balance at August 31, 2004.

     The increase in accounts receivable of $30,131,000 for the first six months of fiscal 2005, compared to $22,265,000 for the first six months of fiscal 2004 was primarily due to the Company’s growth in sales, including receivables added by the new housewares segment. Sales increased $51,679,000, or 26.3 percent, for the six months ended August 31, 2004, compared to the six months ended August 31, 2003.

     Our accounts receivable turnover days decreased to 64.4 days at August 31, 2004 from 66.3 days at August 31, 2003. This improvement is due to the addition of the accounts receivable of our housewares segment which has shorter receivable terms than some of our other businesses. Our inventory turnover improved to 2.3 times at August 31, 2004 compared to 2.1 times at August 31, 2003. The improvement is due to the fact that in fiscal 2004, we accelerated inventory purchases and receipts in advance of anticipated ocean freight rate increases, and built inventory levels of newly acquired skin and hair care brands.

     Working capital decreased to $147,096,000 at August 31, 2004, which was a $46,347,000 decrease from August 31, 2003. Our current ratio decreased to 2.1:1 at August 31, 2004 from 3.9:1 at August 31, 2003. The decrease in working capital levels and in the current ratio was due to a change in the classification of a $10,000,000 note payment due in January 2005 to a current liability, $34,000,000 of revolving credit outstanding, and a reduction of our cash balances in order to reduce our short-term borrowings. The $10,000,000 note payment due in January 2005 is the first in a series of scheduled payments we will make against our $55,000,000 unsecured Senior Notes.

Investing Activities

     Investing activities used $268,305,000 of cash during the six months ended August 31, 2004. Listed below are some significant highlights of our investing activities:

•	On June 1, 2004 we spent $273,173,000 to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. OXO serves as the underlying business platform for our new housewares segment, offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. $261,129,000 of the purchase price is recorded under the investing activities section of the cash flow statement for the six months ended August 31, 2004. OXO is currently expected to contribute approximately $100,000,000 of sales in its first twelve months as part of our Company.

•	For the three- and six-month periods ended August 31, 2004, we spent $2,816,000 and $4,831,000 on our Global Enterprise Resource Planning System. On September 7, 2004, we went live on the new system. Management currently expects to spend approximately $850,000 to complete the initial implementation. Beyond the initial implementation, additional funds will be required to convert our latest acquisition, OXO, to the new system, and to add several significant functionality enhancements to the newly installed system. Management is currently evaluating these costs. Preliminary estimates are that additional spending on these items will range from $1,800,000 to $2,200,000.

•	During the second fiscal quarter, we also invested $1,709,000 on land adjacent to our El Paso Headquarters, $294,000 in connection with the opening of a new office in Macao, $138,000 on computer software and hardware and $253,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business. Our total investment for the first two quarters of fiscal 2005 for this group of assets has been $2,787,000.

Financing Activities

     Financing activities provided $246,165,000 of cash during the six months ended August 31, 2004.

     During the three- and six-month periods ended August 31, 2004, 32,900 and 277,104 stock option grants, respectively, were exercised for shares of our common stock providing $391,000 and $2,675,000 of cash. Purchases through our employee stock purchase plan of 5,614 shares at an average price of $23.33 provided an additional $131,000 of cash during the same periods. An additional 1,000,000 stock options were exercised during the fiscal quarter ending August 31, 2004 in a non-cash transaction in which the key employee tendered company stock having a market value of $5,757,900 as payment of the options’ exercise price.

     During the three- and six-month periods ended August 31, 2004, we also repurchased 732,710 and 757,710 shares of our common stock for $24,344,966 and $25,039,465, respectively for an average share price of $33.23 and $33.05. These repurchases were made pursuant to our August 31, 2003 Board of Directors resolution authorizing us to purchase, in open market or private transactions, up to 3,000,000 shares of our common stock. From September 1, 2003 through August 31, 2004, we have repurchased in total 1,563,836 shares at a total cost of $45,611,690 or $29.17 average share price under the aforementioned resolution.

     Included in our stock repurchases for the current fiscal quarter were 381,650 shares tendered by a key employee-shareholder as payment of the $13,797,000 of stock purchase price and related federal income tax obligations arising from the exercise of 1,000,000 stock options by the key employee-shareholder. This transaction was valued at an average share price of $36.15 using the average of the high bid and low bid prices for Helen of Troy stock as reported on the NASDAQ National Market System on the day the stock was tendered.

     As mentioned in Note 8 to our consolidated condensed financial statements, and further discussed under “Forward-Looking Information and Factors that may affect Future Results”, during the quarter ended August 31, 2004 we entered into a series of financing transactions that established a new five-year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, borrowed and subsequently repaid a $200,000,000 Term Loan Credit Agreement, and placed $225,000,000 of floating rate senior debt with five, seven and ten year maturities.

     On June 1, 2004, we acquired certain assets and liabilities of OXO International for a net cash purchase price of approximately $273,173,000 including the assumption of approximately $4,040,000 of certain liabilities.

     To fund the acquisition, we entered into a five-year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement.

     Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility was cancelled.

     Borrowings under the $200,000,000 Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see Note 15). For the period, outstanding borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

     The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”). The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. On September 29, 2004, the interest rates on these notes were reset for the next three months at 2.82 percent for the five and seven year notes and 2.87 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

     The proceeds of the Senior Notes financing were used to repay the $200,000,000 borrowings under the Term Loan Credit Agreement, and $25,000,000 of the outstanding borrowings on our $75,000,000 Revolving Line of Credit Agreement.

     The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

     In connection with these series of financing transactions, we incurred $4,398,000 of financing costs. These costs are being amortized over the related lives of the various notes financed, ranging from 5 to 10 years.

     With the completion of these financings, the Company now operates under substantially more leverage and incurs higher interest costs. While at May 31, 2004 we had total indebtedness of $55,000,000, as of August 31, 2004 we had $314,000,000 in total indebtedness outstanding. This increase in debt has added new constraints on our ability to operate our business, including but not limited to:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes,

•	an increased portion of our cash flow from operations will be required to pay interest on our debt, which will reduce the funds available to us for our operations,

•	the new debt has been issued at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates,

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions,

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate,

•	the new debt agreements contain financial and restrictive covenants, and our failure to comply with them could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on among other things, our ability under certain circumstances to:

•	incur additional debt, including guarantees;

•	incur certain types of liens;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations;

•	enter into substantial new lines of business; and

•	enter into certain types of transactions with our affiliates.

     Our contractual obligations and commercial commitments as of August 31, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		August 31,
		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt (current and long-term portions)	$280,000	$10,000	$10,000	$10,000	$13,000	$103,000	$134,000
Open purchase orders — inventory	76,866	76,866	—	—	—	—	—
Minimum royalty payments	20,910	3,540	3,723	3,779	3,863	3,596	2,409
Advertising and promotional	23,816	5,452	5,663	5,904	2,981	1,100	2,716
Operating leases	1,759	795	519	360	85	—	—
Purchase and implementation of enterprise resource planning system, including additional enhancements	2,772	2,772	—	—	—	—	—
Other	2,970	885	950	1,015	120	—	—

Total contractual obligations	$409,093	$100,310	$20,855	$21,058	$20,049	$107,696	$139,125

     We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

     Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. The Company’s cash used by operating activities of $19,137,000 over the first two fiscal quarters of 2005 resulted from the inventory and accounts receivable increases required as a result of the OXO acquisition, typical seasonal inventory increases in anticipation of third quarter sales activity, and normal seasonal receivable collection patterns. Typically, we can expect cash flow from operating activities in the second half of the fiscal year to recoup the cash used in the first half of the fiscal year and provide additional positive cash flow as third quarter seasonal peak accounts receivable are collected and seasonal peak inventory levels are lowered. We expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Subject to the limitations imposed by our new financing arrangements, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

INCOME TAXES

     Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong has assessed a total of $32,086,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong, which represented approximately 49 percent of the liability assessed by the IRD. The Company purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) on April 26, 2004 as required by the IRD which represents 100 percent of the tax liability assessed for fiscal year 1998. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

     If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $15,215,000 (U.S.) in tax for fiscal year 2004 and the first two fiscal quarters of 2005. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     United States Income Taxes - The Internal Revenue Service (“the IRS”) is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001, and 2002. The IRS has provided notice of proposed adjustments to taxable income in the amount of $39,483,000 for the three years under audit. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves areas of law subject to varying interpretation, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters. This estimate includes additional tax liabilities related to U.S. taxable income for all periods subsequent to fiscal year 2002, as well as the years currently under audit. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

     We plan to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of the U.S. subsidiaries. We have made no provision for U.S. federal income taxes on these undistributed earnings. At August 31, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

     In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. On October 11, 2004, the U.S. Senate passed the "Jumpstart our Business Strength (JOBS) Act" (H.R. 4520) that was previously approved by the U.S. House of Representatives. The President has publicly indicated he will sign the new legislation. Although the bill contains provisions applicable to companies that have engaged in inversion transactions, these provisions only apply to transactions that occurred after March 4, 2003. Our restructuring occurred in 1994 and consequently we are not subject to the anti-inversion provisions of the bill. There can be no assurance, however, that the I.R.S. will not claim that additional income is subject to U.S. taxation or that future legislation might increase our U.S. tax liability. In addition to potential changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

     Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements, as well as general returns due to product quality issues. We reduce sales or increase selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. With respect to credits for product quality issues, we also estimate our warranty accrual using historical trends and believe these trends are the most reliable method by which we can estimate our warranty liability.

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

     Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our annual analysis of the carrying value of our goodwill during the first quarter of fiscal 2005 and, accordingly, recorded no impairment.

     Economic useful life of intangible assets - We apply SFAS 142 in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that companies amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We have completed our annual analysis of the remaining useful economic lives of our intangible assets during the first quarter of fiscal 2005 and determined that the useful lives currently being used to determine amortization of each asset are appropriate.

     With respect to the June 1, 2004 acquisition of intangible assets of OXO International, we have completed our analysis of the economic lives of the assets acquired and have made an allocation of the initial purchase price based upon independent appraisals.

     For a more comprehensive list of our accounting policies, we encourage you to read Note 1 — Summary of Significant Accounting Policies, included in the consolidated financial statements included in our latest annual report on Form 10-K. Note 1 in the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements. In this report, we have provided among other items, projected sales information in connection with our OXO acquisition and the acquisition of TimeBlock® and Skin Milk® body and skin care product lines. These projections are “forward-looking statements” and were based upon management’s analysis of the underlying acquired products distribution along with subjective assessments of the additional opportunities for sales growth within our existing and target customer bases. The Company cautions readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk Factors

     Factors that could cause actual results to differ from those anticipated include:

•	general industry conditions and competition, including our ability to continue to competitively market products with broad consumer appeal,

•	credit risks,

•	the Company’s, or its operating segments’, material reliance on individual customers or small numbers of customers,

•	the Company’s material reliance on certain trademarks and patents, and its ability to protect this and other intellectual property both domestically and internationally,

•	the Company’s material concentration of licensing agreements with a limited number of licensors, and the continuing long-term financial capability of those licensors to perform under the terms of such agreements,

•	the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

•	the impact of other current and future laws and regulations,

•	the results of continuing disagreements with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

•	any disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

•	risks associated with inventory, including potential obsolescence and our ability to accurately forecast our customer demand,

•	risks associated with new products and new product lines,

•	risks associated with the Company’s material reliance on certain manufacturers for a significant portion of its production needs,

•	risks associated with increases in cost and changes in the availability of raw materials and components, which could have a material adverse effect on our financial condition and results of operations,

•	risks associated with operating in foreign jurisdictions,

•	interest rate risk, particularly those associated with debt instruments issued in connection with our acquisition of certain assets and liabilities of OXO,

•	foreign currency exchange losses,

•	general worldwide and domestic economic conditions,

•	uninsured losses,

•	changes in business, political and economic conditions due to the threat of future terrorist activity in the United States and other parts of the world, and related U.S. military action overseas,

•	reliance on computer systems (see additional comments below),

•	management’s reliance on the representations of third parties,

•	competitive and other risks associated with our ability to continue to retain executives and key managers in critical positions, and to maintain sufficient back-up management depth, in the event of the departure of any one of these managers,

•	risks associated with new business ventures and acquisitions, including our ability to manage the transition and integration, and our ability to obtain the anticipated results and synergies from our acquisition of certain assets and liabilities of OXO International,

•	risks associated with any current or future investments in equity securities,

•	the risks associated with our ability to timely comply with the internal control over financial reporting requirements imposed by Section 404 of the Sarbanes-Oxley Act, and the impact, if any, on investor confidence in the event that our ongoing internal review process uncovers any reportable internal control issues,

•	the risks described from time to time in the Company’s reports to the Securities and Exchange Commission, including this report,

•	the risks associated with the impact that any future changes in generally accepted accounting principles may have on the reported results of operations, including the risks of proposed accounting standards requiring the expensing of stock options, and

•	the risks associated with our ability to avoid classification of our parent company as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical we avoid Controlled Foreign Corporations status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

Deployment of a New Global Enterprise Resource Planning System

On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. With the implementation of this new system, most of our businesses with the significant exception of the newly acquired housewares segment run under one integrated information system. We are currently in the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. We expect this process to continue over the remainder of the third fiscal quarter. Complications resulting from the project could potentially cause considerable disruptions to our business. Since September 7, 2004, we have experienced some backlog in the processing of customer shipments while our sales operations and distribution groups have been learning and adapting to the new system. We currently expect this backlog to be eliminated shortly as we attain our normal operational pace. The change from the old system to the new system will continue to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements has required a significant effort across our entire organization. During the third fiscal quarter, we currently expect to begin the implementation and transition of our housewares segment to the new system. We also are investigating several significant functionality enhancements planned for implementation under Phase 2 of our IT enhancement program. These additional implementations will continue to strain our internal resources, could impact our ability to do business, and may result in higher implementation costs and concurrent reallocation of human resources.

To support these new technologies we are building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for failure and risk. We have relied substantially on outside vendors to assist us with the conversion and will continue to rely on certain vendors to assist us in maintaining some of our new infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. Natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

Additionally, our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. These logistical systems depend on our new Global Enterprise Resource Planning System. Any interruption in our logistical systems would impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, store them and deliver them to our customers on time and in the correct amounts.

Incurrence of New Debt to Fund Acquisitions

During the second quarter of fiscal 2005, we incurred substantial debt as more fully described in Note 8 to the consolidated condensed financial statements and under the “Financing Activities” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations. We are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes,

•	an increased portion of our cash flow from operations will be required to pay interest on our debt, which will reduce the funds available to us for our operations,

•	the new debt has been issued at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates risks,

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions,

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate,

•	the new debt agreements contain financial and restrictive covenants, and our failure to comply with them could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on among other things, our ability under certain circumstances to:

•	incur additional debt, including guarantees;

•	incur certain types of liens;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations;

•	enter into substantial new lines of business; and

•	enter into certain types of transactions with our affiliates.

Acquisition of OXO International

     As previously mentioned, we acquired certain assets and liabilities of OXO International on June 1, 2004. To the extent that the OXO acquisition is not favorably received by shareholders, analysts, and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company,

•	the diversion of management’s attention from other business concerns,

•	risks of entering markets in which we have no or limited prior experience, and

•	the potential loss of key employees of the acquired company.

     If we are unable to successfully integrate the operations, technologies, products or personnel that we have acquired, our business, results of operations, and financial condition could be materially adversely affected.

NEW ACCOUNTING GUIDANCE

     In May 2003, the FASB issued FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This statement does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25. Application of this statement is effective for applicable financial instruments entered into or modified after August 31, 2003, and otherwise is effective at the beginning of the first interim fiscal period beginning after June 15, 2003. We currently do not have any financial instruments that are covered under this statement.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued late in 2004. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management will evaluate the impact of such a change in the accounting standards on the Company’s financial position and results of operations when final rules are issued.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term borrowings. Interest on our long-term debt outstanding as of August 31, 2004 is both floating and fixed. Fixed rates are in place on $55,000,000 senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $225,000,000 of senior notes. Interest rates on these notes are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing on June 29, 2004, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. On September 29, 2004, the interest rates on these notes were reset for the next three months at 2.82 percent for the five and seven year notes and 2.87 percent for the ten year notes. Increases in interest rates expose us to risk on this debt. Also, with respect to our $55,000,000 senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

     As mentioned in “Financial Condition, Liquidity, and Capital Resources”, interest rates on our revolving credit agreement vary based on the LIBOR rate and the applicable period for the LIBOR rate. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement allows for maximum revolving borrowings of $75,000,000. At August 31, 2004, there were $34,000,000 of outstanding borrowings and open letters of credit of $3,340,000 under this credit line. The need to continue to borrow under this and similar successor agreements could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

     As mentioned under Note 8 to our consolidated condensed financial statements, “Financial Condition, Liquidity, and Capital Resources”, and “Forward-Looking Information and Factors that may affect Future Results”, on June 29, 2004, we established a new five year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and placed $225,000,000 of floating rate senior debt with five, seven, and ten year maturities. Both the new revolving credit facility and the senior debt bear floating rates of interest. For example, a 1 percent increase in our base interest rates could impact us by adding up to $3,000,000 of additional interest cost annually. The addition of this level of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.

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

     During the three- and six-month periods ended August 31, 2004, we transacted 15 and 15 percent, respectively, of our sales from continuing operations in foreign currencies. For the three- and six-month periods ended August 31, 2003, we transacted 12 and 12 percent respectively, of our sales from continuing operations in foreign currencies. For the three- and six-month periods ended August 31, 2004 we incurred foreign currency exchange losses of $214,000 and $624,000. For the same periods in fiscal 2004, we incurred foreign exchange losses of $653,000 and $87,000.

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

     The following table summarizes the various forward contracts we designated as cash flow hedges that were open at August 31, 2004 and February 29, 2004:

August 31, 2004
									Weighted	Market
				Range of Maturities				Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	August 31,	Forward Rate	at August 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8025	$1.6392	$1.7836	($722)
Sell	Pounds	£4,000,000	5/21/2004	11/9/2004	2/8/2005	1.7900	1.8025	1.7551	1.7853	(121)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8025	1.7854	1.7437	209
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8025	1.7131	1.7396	(133)
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2178	1.1928	1.2165	(71)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2178	1.2002	1.2185	(55)

										($893)

February 29, 2004
									Weighted	Market
				Range of Maturities				Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract			Contract	February 29,	Forward Rate	at February	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	29, 2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	46
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	(141)

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

     Through the date of this report, no corrective actions were required to be taken with regard to either significant deficiencies or material weaknesses in our controls. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective.

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     In conjunction with our efforts to convert to a new global information system which was placed into service on September 7, 2004, we have committed substantial internal and external resources to revise and document operational processes and related internal controls. Our objective is to promote greater uniformity and consistency of transaction processing across all aspects of our operations. Our conversion to the new information system included a project phase specifically focused on revising our formal understanding of our system of internal control over financial reporting with the objective of meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

     Our intent is to maintain the Disclosure Controls and more pervasive Internal Controls over Financial Reporting as dynamic systems that can undergo appropriately authorized change as conditions warrant. Due to the complexities of the conversion to the new global information system, and the resulting human resource diversions, we now expect completion of the re-documentation process early in the fourth fiscal quarter of 2005. For the next three to six months, we expect to experience a period of significant change and refinement of our procedures. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this continues to be a challenging transition for us. We believe we have the process and appropriate management in place to effectively manage this transition.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following is a summary of all repurchases by the Company of its common stock during the fiscal quarter ended August 31, 2004:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
June 1 through June 30, 2004	—	$—	—	2,168,874
July 1 through July 31, 2004	608,850	34.25	608,850	1,560,024
August 1 through August 31, 2004	123,860	28.21	123,860	1,436,164

Total	732,710	$33.23	732,710	1,436,164

     During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the Company to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Shareholders was held August 31, 2004 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

•	Proposal 1. Election of a board of nine directors;

•	Proposal 2. Amendment to the Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan to increase the number of shares of the Company’s common stock available under such plan; and

•	Proposal 3. Appointment of KPMG LLP as independent auditors of the Company to serve for the 2005 fiscal year.

     A description of the foregoing matters is contained in the Company’s Proxy Statement dated July 26, 2004, relating to the 2004 Annual Meeting of Shareholders.

With respect to Proposal 1, the Shareholders elected each of the following directors to the Company’s Board of Directors by the votes indicated below, to serve for the ensuing year:

	For	Against
Gary B. Abromovitz	24,964,488	2,525,593
John B. Butterworth	27,330,542	159,539
Christopher L. Carameros	27,272,141	217,940
Timothy F. Meeker	27,332,933	157,148
Byron H. Rubin	27,195,605	294,476
Gerald J. Rubin	27,135,046	355,035
Stanlee N. Rubin	27,229,512	260,569
James C. Swaim	27,329,903	160,178
Darren G. Woody	27,328,595	161,486

Proposal 2, to amend the Helen of Troy Limited 1998 Stock Option Plan and Restricted Stock plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes
7,082,423	12,907,493	425,243	—

     Proposal 3, to appoint KPMG LLP as independent auditors received the following votes:

			Broker
For	Against	Abstentions	Non-Votes
27,089,602	342,039	58,440	—

ITEM 5. OTHER INFORMATION

     On April 29, 2004, we completed the sale of our 55 percent interest in Tactica International, Inc. (“Tactica”) back to certain shareholder-managers. Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), provides accounting guidance for these circumstances and requires us to present any operating results for Tactica in the accompanying consolidated condensed financial statements as a discontinued operation. Under discontinued operations accounting treatment, we must report Tactica’s operating results, net of taxes, as a separate summarized component after income from continuing operations for each period presented. Accordingly, the accompanying consolidated condensed statements of income contain all appropriate reclassifications for each prior period presented. In order to facilitate investors’ trend analysis, we believe it appropriate to provide the following supplementary schedule of restated quarterly operating results for fiscal 2004. The schedule shows all four quarter’s operating results presented in accordance with SFAS 144. We anticipate also including this same information with our Form 10-Q filing for the third fiscal quarter of 2005.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Quarterly Statements of Income Restated For Tactica Discontinued Operations for Fiscal 2004
(Unaudited)
(in thousands, except per share data)

	May	August	November	February	Total
Net sales	$91,236	$105,335	$165,386	$112,911	$474,868
Cost of sales	47,674	58,214	90,160	61,603	257,651

Gross profit	43,562	47,121	75,226	51,308	217,217
Selling, general, and administrative expense	27,741	29,144	43,536	31,022	131,443

Operating income	15,821	17,977	31,690	20,286	85,774

Other income (expense):
Interest expense	(1,009)	(956)	(1,024)	(1,058)	(4,047)
Other income, net	2,919	819	696	(122)	4,312

Total other income (expense)	1,910	(137)	(328)	(1,180)	265

Earnings before income taxes	17,731	17,840	31,362	19,106	86,039

Income tax expense
Current	2,993	4,265	3,217	(600)	9,875
Deferred	117	(1,135)	2,212	3,408	4,602

Income from continuing operations	14,621	14,710	25,933	16,298	71,562
Discontinued operations, net of income tax benefits / (expense)	223	(1,612)	(871)	(8,780)	(11,040)

Total impact of discontinued operations	223	(1,612)	(871)	(8,780)	(11,040)

Net earnings	$14,844	$13,098	$25,062	$7,518	$60,522

Earnings per share:

Basic
Continuing operations	$0.52	$0.52	$0.92	$0.55	$2.52
Discontinued operations	$0.01	$(0.06)	$(0.03)	$(0.30)	$(0.39)
Total basic earnings per share	$0.53	$0.46	$0.89	$0.25	$2.13

Diluted
Continuing operations	$0.49	$0.47	$0.81	$0.50	$2.29
Discontinued operations	$0.01	$(0.05)	$(0.03)	$(0.27)	$(0.35)
Total diluted earnings per share	$0.50	$0.42	$0.78	$0.23	$1.94

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Amendment to the Acquisition Agreement, dated June 1, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.1	Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.2	Term Loan Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Banc of America Mezzanine Capital, LLC and the other lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.3	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated June 1, 2004 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.4	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Banc of America Mezzanine Capital, LLC and other lenders, pursuant to the Term Loan Credit Agreement, dated June 1, 2004 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.5	Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2004).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On June 3, 2004, we furnished a report on Form 8-K under “Item 2. Acquisition or Disposition of Assets” announcing that on June 1, 2004, indirectly through a subsidiary Helen of Troy Limited (Barbados), we had completed our acquisition of certain assets and liabilities of OXO International from World Kitchen (GHC), LLC, WKI Holding Company, Inc. and World Kitchen, Inc. for approximately $273.2 million plus the assumption of certain liabilities.

On July 2, 2004, we furnished a report on Form 8-K under “Item 5. Other Events” announcing that we had entered into a Note Purchase Agreement, dated as of June 29, 2004 (the “Note Purchase Agreement”), with Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A to the Note Purchase Agreement providing for the issuance of $100,000,000 of Helen of Troy L.P.’s Floating Rate Series A Senior Notes due June 29, 2009, $50,000,000 of Helen of Troy L.P.’s Floating Rate Series B Senior Notes due June 29, 2011 and $75,000,000 of Helen of Troy L.P.’s Floating Rate Series C Senior Notes due June 29, 2014.

On July 14, 2004, we furnished a report on Form 8-K under “Item 12. Results of Operations and Financial Condition” relating to financial information for Helen of Troy Limited for the quarter ended May 31, 2004, as presented in our July 12, 2004 press release and associated conference call. *

On July 29, 2004, we furnished a report on Form 8-K/A amending our June 3, 2004 Form 8-K. This Amendment on Form 8-K/A was filed to revise Item 7 in our original Form 8-K to include the historical and pro forma financial information required by paragraphs (a) and (b) of Item 7 which were omitted from the report as initially filed in accordance with paragraph (a) (4) of Item 7 in the general instructions to Form 8-K. Because OXO International was not a separate legal entity when acquired, nor was it operated as a separate business of WKI, the information provided in Item 7(a) of Form 8-K/A was a presentation of audited statements of net assets acquired and of revenues and direct expenses, instead of full financial statements as required by Rule 3-05 of Regulation S-X. We had previously requested that the Securities and Exchange Commission confirm the proposed information and presentation would satisfy the requirements of Item 7(a) of Form 8-K. The Securities and Exchange Commission stated that they would not object to such presentation.

     * This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED (Registrant)

Date: October 12, 2004	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: October 12, 2004	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President and Chief Financial Officer

Date: October 12, 2004	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller and Principal Accounting Officer

Index to Exhibits

2.1	Amendment to the Acquisition Agreement, dated June 1, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.1	Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.2	Term Loan Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Banc of America Mezzanine Capital, LLC and the other lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.3	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated June 1, 2004 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.4	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Banc of America Mezzanine Capital, LLC and other lenders, pursuant to the Term Loan Credit Agreement, dated June 1, 2004 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 3, 2004).

10.5	Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2004).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.