Form 10-Q/A
period 2004-08-31
HELEN OF TROY LTD
filed 2004-10-28
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

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
Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒ No ☐

     As of October 6, 2004 there were 29,815,775 shares of Common Stock, $.10 Par Value, outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-Q

     This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 as filed by the registrant on October 12, 2004, is filed to replace Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (on page 20 of our original report).

     Throughout our original report, reported net sales amounts, total company sales growth, and core sales growth percentages included appropriate accruals for sales cut-off, sales returns, trade discounts, and customer allowances. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we presented certain revenue growth percentages for various product groups within our Personal Care Segment that were computed without an allocation of period end accruals for sales cut-off, sales returns, trade discounts, and customer allowances. Accordingly, for better consistency and comparability with overall reported net sales amounts, we are revising these percentages to include an allocation of the subject accruals. These revised percentages can be found on pages 2 and 3 of this Amendment under the sub-header “Personal Care Segment”.

     In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on October 12, 2004. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s subsequent filings with the Securities and Exchange Commission.

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

     Personal Care Segment

•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers, and trimmers. Revenues increased approximately 5.1 and 6.8 percent over the same quarter and year-to-date periods in the prior year. Ceramic hair straighteners and variable heat ion select hair dryers are the strongest performing products in this category. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo®, and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Sales for this group are up 88.8 and 107.9 percent over the same quarter and year-to-date periods in the prior year, driven by the addition of the Brut® men’s grooming product line throughout the Western Hemisphere. Brut® was acquired in September of 2003 so it was not part of our brand portfolio in the first and second quarters of fiscal 2004. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Vitalis®, Sea Breeze®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, Brut® and Epil-Stop®.

•	Brushes, Combs, and Accessories. This very traditional category of our business was up 0.8 and down 10.2 percent in total dollar volume compared to the same quarter and year-to-date periods in the prior year. With the trend towards straighter, cleaner hair styles, the accessory business has suffered. In order to address this general trend in this market, we continue to look to new technologies such as ceramic brushes, Ionic brushes and Ion-ceramic brushes to capitalize on grooming trends.

     Housewares Segment

•	This was the first quarter of operations for our new housewares segment (the operations of OXO acquired on June 1, 2004). We are now offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. Kitchen tools are leading sales in this category with the introduction of several new products, including the OXO Good Grips Mandoline Slicer (a tool used for making an easy chore of slicing fruits, vegetables and creating attractive garnishes), and Nylon Flexible Turners and Spatulas in an array of colors. Good Grips®, OXO Steel™, OXO Grind it™, and OXO SoftWorks® are our key brands in this group. OXO also has customer relationships with leading specialty and department store retailers. We currently expect OXO to contribute approximately $100,000,000 of sales in its first twelve months as part of our Company.

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

	(dollars in thousands)
	Quarter Ended August 31,		2004 vs. 2003		% of Net Sales
	2004	2003	$ Change	% Change	2004	2003
Net sales	$141,229	$105,335	$35,894	34.1%	100.0%	100.0%
Cost of sales	74,316	58,214	16,102	27.7%	52.6%	55.3%

Gross profit	66,913	47,121	19,792	42.0%	47.4%	44.7%
Selling, general, and administrative expense	41,646	29,144	12,502	42.9%	29.5%	27.7%

Operating income	25,267	17,977	7,290	40.6%	17.9%	17.1%

Other income (expense):
Interest expense	(2,681)	(956)	(1,725)	180.4%	-1.9%	-0.9%
Other income, net	15	819	(804)	*	0.0%	0.8%

Total other income (expense)	(2,666)	(137)	(2,529)	*	-1.9%	-0.1%

Earnings before income taxes	22,601	17,840	4,761	26.7%	16.0%	16.9%
Income tax expense	3,753	3,130	623	19.9%	2.7%	3.0%

Income from continuing operations	18,848	14,710	4,138	28.1%	13.3%	14.0%
Income (loss) from discontinued segment’s operations, net of tax	—	(1,612)	1,612	*	0.0%	-1.5%

Net earnings	$18,848	$13,098	$5,750	43.9%	13.3%	12.4%

* Calculation is not meaningful

	(dollars in thousands)
	Six Months Ended August 31,		2004 vs. 2003		% of Net Sales
	2004	2003	$ Change	% Change	2004	2003
Net sales	$248,250	$196,571	$51,679	26.3%	100.0%	100.0%
Cost of sales	131,097	105,888	25,209	23.8%	52.8%	53.9%

Gross profit	117,153	90,683	26,470	29.2%	47.2%	46.1
Selling, general, and administrative expense	72,986	56,885	16,101	28.3%	29.4%	28.9%

Operating income	44,167	33,798	10,369	30.7%	17.8$%	17.2%

Other income (expense):
Interest expense	(3,675)	(1,965)	(1,710)	87.0%	-1.5%	-1.0%
Other income, net	119	3,738	(3,619)	*	0.0%	1.9%

Total other income (expense)	(3,556)	1,773	(5,329)	*	-1.4%	0.9%

Earnings before income taxes	40,611	35,571	5,040	14.2%	16.4%	18.1%
Income tax expense	7,058	6,240	818	13.1%	2.8%	3.2%

Income from continuing operations	33,553	29,331	4,222	14.4%	13.5%	14.9%
Income (loss) from discontinued segment’s operations, net of tax	(222)	(1,389)	1,167	*	-0.1%	-0.7%

Net earnings	$33,331	$27,942	$5,389	19.3%	13.4%	14.2%

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Selected measures of our liquidity and capital resources as of August 31, 2004 and August 31, 2003 are shown below:

	August 31,	August 31,
	2004	2003
Accounts receivable turnover (Days) (1)	64.4	66.3
Inventory turnover (Times) (1)	2.3	2.1
Working capital	$147,096,000	$193,443,000
Current ratio	2.1:1	3.9:1
Ending total debt to ending equity ratio (2)	83.3%	17.2%
Return on average equity (1)	18.9%	14.7%

(1)	Beginning with the first fiscal quarter ended May 31, 2004 we changed our method of calculating these measures for more meaningful and consistent comparison. Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated condensed balance sheets: “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion”. The significant increase in the ratio is due to the additional financing we incurred to acquire OXO (see Notes 8 and 15, and our discussion below under “Financing Activities”).

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

     Our contractual obligations and commercial commitments as of August 31, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		August 31,
		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt (current and long-term portions)	$280,000	$10,000	$10,000	$10,000	$13,000	$103,000	$134,000
Open purchase orders - inventory	76,866	76,866	—	—	—	—	—
Minimum royalty payments	20,910	3,540	3,723	3,779	3,863	3,596	2,409
Advertising and promotional	23,816	5,452	5,663	5,904	2,981	1,100	2,716
Operating leases	1,759	795	519	360	85	—	—
Purchase and implementation of enterprise resource planning system, including additional enhancements	2,772	2,772	—	—	—	—	—
Other	2,970	885	950	1,015	120	—	—

Total contractual obligations	$409,093	$100,310	$20,855	$21,058	$20,049	$107,696	$139,125

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

     In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. On October 11, 2004, the U.S. Senate passed the “Jumpstart our Business Strength (JOBS) Act” (H.R. 4520) that was previously approved by the U.S. House of Representatives. The President has publicly indicated he will sign the new legislation. Although the bill contains provisions applicable to companies that have engaged in inversion transactions, these provisions only apply to transactions that occurred after March 4, 2003. Our restructuring occurred in 1994 and consequently we are not subject to the anti-inversion provisions of the bill. There can be no assurance, however, that the I.R.S. will not claim that additional income is subject to U.S. taxation or that future legislation might increase our U.S. tax liability. In addition to potential changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

Risk Factors

     Factors that could cause actual results to differ from those anticipated include:

•	general industry conditions and competition, including our ability to continue to competitively market products with broad consumer appeal,

•	credit risks,

•	the Company’s, or its operating segments’, material reliance on individual customers or small numbers of customers,

•	the Company’s material reliance on certain trademarks and patents, and its ability to protect this and other intellectual property both domestically and internationally,

•	the Company’s material concentration of licensing agreements with a limited number of licensors, and the continuing long-term financial capability of those licensors to perform under the terms of such agreements,

•	the impact of tax legislation, regulations, or treaties, including proposed legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

•	the impact of other current and future laws and regulations

•	the results of continuing disagreements with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

•	any disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations, or treaties,

•	risks associated with inventory, including potential obsolescence and our ability to accurately forecast our customer demand,

•	risks associated with new products and new product lines,

•	risks associated with the Company’s material reliance on certain manufacturers for a significant portion of its production needs,

•	risks associated with increases in cost and changes in the availability of raw materials and components, which could have a material adverse effect on our financial condition and results of operations,

•	risks associated with operating in foreign jurisdictions,

•	interest rate risk, particularly those associated with debt instruments issued in connection with our acquisition of certain assets and liabilities of OXO,

•	foreign currency exchange losses,

•	general worldwide and domestic economic conditions,

•	uninsured losses,

•	changes in business, political and economic conditions due to the threat of future terrorist activity in the United States and other parts of the world, and related U.S. military action overseas,

•	reliance on computer systems (see additional comments below),

•	management’s reliance on the representations of third parties,

•	competitive and other risks associated with our ability to continue to retain executives and key managers in critical positions, and to maintain sufficient back-up management depth, in the event of the departure of any one of these managers,

•	risks associated with new business ventures and acquisitions, including our ability to manage the transition and integration, and our ability to obtain the anticipated results and synergies from our acquisition of certain assets and liabilities of OXO International,

•	risks associated with any current or future investments in equity securities,

•	the risks associated with our ability to timely comply with the internal control over financial reporting requirements imposed by Section 404 of the Sarbanes-Oxley Act, and the impact, if any, on investor confidence in the event that our ongoing internal review process uncovers any reportable internal control issues,

•	the risks described from time to time in the Company’s reports to the Securities and Exchange Commission, including this report,

•	the risks associated with the impact that any future changes in generally accepted accounting principles may have on the reported results of operations, including the risks of proposed accounting standards requiring the expensing of stock options, and

•	the risks associated with our ability to avoid classification of our parent company as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical we avoid Controlled Foreign Corporations status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

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

     To support these new technologies, we are building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for failure and risk. We have relied substantially on outside vendors to assist us with the conversion and will continue to rely on certain vendors to assist us in maintaining some of our new infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. Natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

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

Incurrence of New Debt to Fund Acquisitions

     During the second quarter of fiscal 2005, we incurred substantial debt as more fully described in Note 8 to the consolidated condensed financial statements and under the “Financing Activities” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:

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

HELEN OF TROY LIMITED

(Registrant)

Date: October 28, 2004	/s/ Gerald J. Rubin

Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date: October 28, 2004	/s/ Thomas J. Benson

Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: October 28, 2004	/s/ Richard J. Oppenheim

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