Form 10-Q
period 2004-11-30
HELEN OF TROY LTD
filed 2005-01-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to..........

Commission file number 001-14669

HELEN OF TROY LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarendon House
Church Street
Hamilton, Bermuda
(Address of Principal Executive Offices)

91 Helen of Troy Plaza El Paso, Texas (Registrant’s United States Mailing Address)	79912 (Zip Code)

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
Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐

     As of January 5, 2005 there were 29,822,525 shares of Common Stock, $.10 par value, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Condensed Balance Sheets as of November 30, 2004 (unaudited) and February 29, 2004	3
Consolidated Condensed Statements of Income (unaudited) for the Three Months and Nine Months Ended November 30, 2004 and November 30, 2003	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended November 30, 2004 and November 30, 2003	5
Consolidated Condensed Statements of Comprehensive Income (unaudited) for the Three Months and Nine Months Ended November 30, 2004 and November 30, 2003	6
Notes to Consolidated Condensed Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 Controls and Procedures	42
PART II. OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5 Other Information	45
Item 6 Exhibits	46
Signatures	47
Certification of the Chief Executive Officer - Section 302
Certification of the Chief Financial Officer - Section 302
Certification of the Chief Executive Officer - Section 906
Certification of the Chief Financial Officer - Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	November 30,	February 29,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,951	$53,048
Trading securities, at market value	415	692
Receivables — principally trade, less allowance of $1,919 and $1,100	184,400	72,801
Inventories	139,279	104,057
Prepaid expenses	8,129	7,212
Deferred income tax benefits	9,207	5,930

Total current assets	350,381	243,740

Property and equipment, at cost less accumulated depreciation of $30,824 and $27,423	78,325	68,828
Goodwill, net of accumulated amortization of $7,726	201,528	35,069
Trademarks, net of accumulated amortization of $219 and $216	157,718	68,361
License agreements, at cost net of accumulated amortization of $12,714 and $11,634	29,601	30,681
Other intangible assets, at cost net of accumulated amortization of $850	17,352	—
Assets of discontinued operations held for sale	—	23,185
Other assets	32,709	19,745

	$867,614	$489,609

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$46,000	$—
Current portion of long-term debt	10,000	10,000
Accounts payable, principally trade	31,076	15,642
Accrued expenses:
Advertising and promotional	14,568	5,114
Other	60,800	22,935
Income taxes payable	27,914	23,604

Total current liabilities	190,358	77,295

Liabilities of discontinued operations held for sale	—	17,211
Long-term debt, less current portion	270,000	45,000

Total liabilities	460,358	139,506

Stockholders’ equity
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,819,015 and 29,288,307 shares issued and outstanding	2,982	2,929
Additional paid-in-capital	78,683	73,679
Retained earnings	328,440	274,413
Accumulated other comprehensive loss	(2,849)	(918)

Total stockholders’ equity	407,256	350,103

Commitments and contingencies	$867,614	$489,609

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November,
	2004	2003	2004	2003
Net sales	$205,682	$165,386	$453,932	$361,957
Cost of sales	107,031	90,160	238,128	196,048

Gross profit	98,651	75,226	215,804	165,909
Selling, general and administrative expense	55,814	43,536	128,800	100,421

Operating income	42,837	31,690	87,004	65,488

Other income (expense):
Interest expense	(3,052)	(1,024)	(6,727)	(2,989)
Other income, net	(2,399)	696	(2,280)	4,434

Total other income (expense)	(5,451)	(328)	(9,007)	1,445

Earnings before income taxes	37,386	31,362	77,997	66,933

Income tax expense
Current	9,004	3,217	16,586	10,475
Deferred	(2,753)	2,212	(3,277)	1,194

Income from continuing operations	31,135	25,933	64,688	55,264
Loss from discontinued segment’s operations, net of tax benefits of $-0-, $569, $442 and $2,259	—	(871)	(222)	(2,260)

Net earnings	$31,135	$25,062	$64,466	$53,004

Earnings per share:
Basic
Continuing operations	$1.04	$0.92	$2.18	$1.96
Discontinued operations	$—	$(0.03)	$(0.01)	$(0.08)
Total basic earnings per share	$1.04	$0.89	$2.17	$1.88

Diluted
Continuing operations	$0.97	$0.81	$1.99	$1.78
Discontinued operations	$—	$(0.03)	$(0.01)	$(0.07)
Total diluted earnings per share	$0.97	$0.78	$1.98	$1.71

Weighted average common shares used in computing net earnings per share
Basic	29,817	28,287	29,673	28,255
Diluted	32,198	31,975	32,610	30,911

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$64,466	$53,004
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	6,752	4,583
Provision for doubtful receivables	819	3,595
Purchases of trading securities	—	(195)
Proceeds from sales of trading securities	—	1,246
Realized gain — trading securities	—	(219)
Unrealized loss (gain) — trading securities and securities held for sale	2,887	(312)
Deferred taxes, net	(3,277)	1,432
Loss from operations of discontinued segment	222	2,260
Changes in operating assets and liabilities:
Accounts receivable	(109,949)	(72,614)
Forward contracts	2,408	95
Inventories	(35,222)	(12,879)
Prepaid expenses	(917)	(1,343)
Prepayment of royalties	—	(5,251)
Other assets	(11,370)	2,325
Accounts payable	15,434	4,944
Accrued expenses	34,458	6,446
Income taxes payable	13,061	14,333

Net cash provided (used) by operating activities	(20,228)	1,450

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(282,569)	(58,799)
Proceeds from the sale of fixed assets	—	63
(Increase) decrease in other assets	514	1,419

Net cash used by investing activities	(282,055)	(57,317)

Cash flows from financing activities:
Net borrowings on revolving line of credit	46,000	21,000
Proceeds from debt	425,000	—
Repayment of short-term acquisition financing	(200,000)	—
Payment of financing costs	(4,429)	—
Proceeds from options exercises and employee stock purchases	2,858	2,147
Common stock repurchases	(11,243)	(5,226)

Net cash provided by financing activities	258,186	17,921

Net decrease in cash and cash equivalents	(44,097)	(37,946)
Cash and cash equivalents, beginning of period	53,048	47,441

Cash and cash equivalents, end of period	$8,951	$9,495

Supplemental cash flow disclosures:
Interest paid	$5,490	$2,969
Income taxes paid (net of refunds)	$4,319	$1,081
Common stock received as exercise price of options	$5,758	$—

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net earnings, as reported	$31,135	$25,062	$64,466	$53,004
Other comprehensive income (loss), net of tax:
Change in value of stock available for sale	(600)	—	(2,610)	—
Reclassification adjustments for losses included in income	2,610		2,610
Cash flow hedges	(2,500)	(1,076)	(1,931)	(770)

Comprehensive income	$30,645	$23,986	$62,535	$52,234

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2004

Note 1 -	In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2004 and February 29, 2004, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2004 and 2003. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

The following reclassifications were made to the accompanying consolidated condensed balance sheets and related footnotes for balances as of November 30, 2004 and February 29, 2004:

•	During the quarter ended November 30, 2004, molds having a net book value of $2,289,000 and $124,000 at November 30, 2004 and February 29, 2004, respectively, were reclassified from “Other assets” to “Property and equipment”. The acquisition of OXO International (“OXO”) accounted for most of the increase in the net book value of molds since February 29, 2004. Given the scope and nature of OXO’s activities, management now believes this reclassification to be a more appropriate characterization of the nature of the assets acquired and has reclassified all previously acquired similar assets accordingly (See Note 14 for a further discussion of the OXO acquisition).

•	During the quarter ended November 30, 2004, we reclassified $17,717,000 from Brut® goodwill to Brut® trademarks having an indefinite life and have reclassified this amount in both the November 30, 2004 and February 29, 2004 consolidated condensed balance sheets and related schedules accordingly. The reclassification has no impact on the consolidated condensed statements of income. Management believes this reclassification to be a more appropriate characterization of the nature of the acquisition costs paid for the Brut® brand.

Note 2 -	We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 2,381,576 and 2,936,767 for the three- and nine-months ended November 30, 2004, respectively, and 3,687,222 and 2,655,726 for the three- and nine-months ended November 30, 2003, respectively. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common stock. These options totaled 113,700 and 1,500 at November 30, 2004 and 2003, respectively.

Note 4 -	During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended November 30, 2004, we did not purchase any shares. During the quarter ended November 30, 2003, the Company purchased and retired 231,800 shares under this resolution at a total purchase price of $5,226,000, for a $22.55 per share average price. From September 1, 2003 through November 30, 2004, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

Note 5 -	In the tables that follow, we have revised our segment information for prior periods to reflect a change in operating segments reported. In the first fiscal quarter of 2005, we reported a single segment: Personal Care. The Personal Care Segment reflects the global operations of hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products business. We are also reporting a Discontinued Segment, which summarizes the operations of Tactica International, Inc. (“Tactica”) (see Note 13 for a further discussion of the sale of our interest in Tactica). Beginning with the second fiscal quarter of 2005, we have added an additional operating segment: Housewares, to report the operations of OXO, which offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization (See Note 14 for a further discussion of the OXO acquisition). We believe these segments are appropriate based on the evolution of our business and believe the new segments more closely align the Company’s external segment reporting to how management evaluates and allocates resources and will provide more transparent disclosure to our investors.

The accounting policies of our new segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in the Company’s 2004 Annual Report in Form 10-K.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general and administrative expenses associated with the segment. The selling, general, and administrative expenses (“SG&A”) used to compute each segment’s operating profit are comprised of SG&A directly associated with those segments, plus overhead expenses (certain corporate costs, including those related to finance, legal, risk management, human resources, corporate management and information technology systems) that are allocable to operating segments. In connection with the acquisition of OXO, we agreed that World Kitchen, Inc. would perform certain corporate functions for OXO for a transitional period of time. The costs of these functions is reflected in SG&A for the housewares segment. These costs are currently expected to continue to be incurred through the end of fiscal 2006. During this transitional period, we have not made an allocation of our corporate overhead to OXO. We are currently evaluating whether it is appropriate to make an allocation of a portion of our corporate overhead to OXO. If we decide that these allocations are appropriate, there will be some reduction in operating income for the housewares segment, offset by an equal increase in operating income for the personal care segment. The extent of this operating income impact between the segments has yet to be determined. Other items of income and expense, including income taxes, are not allocated to operating segments.

The tables on the following page contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(in thousands)

	Personal		Discontinued
November 30, 2004	Care	Housewares	Segment (1)	Total
Net sales	$175,491	$30,191	$—	$205,682
Operating income	33,365	9,472	—	42,837
Capital, license, trademark and other intangible expenditures	13,200	622	—	13,822
Depreciation and amortization	2,159	887	—	3,046

	Personal		Discontinued
November 30, 2003	Care	Housewares	Segment (1)	Total
Net sales	$165,386	$—	$—	$165,386
Operating income	31,690	—	—	31,690
Capital, license, trademark and other intangible expenditures	53,796	—	—	53,796
Depreciation and amortization	1,590	—	—	1,590

NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(in thousands)

	Personal		Discontinued
November 30, 2004	Care	Housewares	Segment (1)	Total
Net sales	$400,927	$53,005	$—	$453,932
Operating income	70,706	16,298	—	87,004
Capital, license, trademark and other intangible expenditures	23,073	261,751	—	284,824
Depreciation and amortization	5,198	1,554	—	6,752

	Personal		Discontinued
November 30, 2003	Care	Housewares	Segment (1)	Total
Net sales	$361,957	$—	$—	$361,957
Operating income	65,488	—	—	65,488
Capital, license, trademark and other intangible expenditures	58,799	—	—	58,799
Depreciation and amortization	4,583	—	—	4,583

IDENTIFIABLE SEGMENT ASSETS, NET AT NOVEMBER 30, 2004 AND FEBRUARY 29, 2004
(in thousands)

	Personal		Discontinued
	Care	Housewares	Segment (1)	Total
November 30, 2004	$560,698	$306,916	$—	$867,614
February 29, 2004	466,424	—	23,185	489,609

(1)	Segment information from prior periods has been restated due to the classification of Tactica as discontinued operations.

Note 6 -	Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong has assessed a total of $32,086,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong. In the first fiscal quarter of 2005, we purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) as required by the IRD. In the third fiscal quarter of 2005, we purchased additional tax reserve certificates in the amount of $8,635,000 (U.S.) as required by the IRD. The IRD has asked us to purchase an additional $12,960,000 of tax reserve certificates by February 11, 2005. If we purchase these certificates, we will have purchased tax reserve certificates totaling $28,460,000. On December 11, 2004, we purchased an additional $4,281,000 of these certificates. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,659,000 (U.S.) in tax for fiscal year 2004 and the first three fiscal quarters of 2005. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

United States Income Taxes - The Internal Revenue Service (“the IRS”) is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001 and 2002. The IRS has provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We vigorously disagree with the proposed adjustments and are aggressively contesting this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves areas of law subject to varying interpretation, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters. This estimate includes additional tax liabilities related to U.S. taxable income for all periods subsequent to fiscal year 2002, as well as the years currently under audit. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. Our position is that we will permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries, and accordingly have made no provision for U.S. federal income taxes on these undistributed earnings. At November 30, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The AJCA includes an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the United States after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure. In addition to future changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

The table on the following page discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS
(in thousands)

			November 30, 2004			February 29, 2004
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount
Goodwill:
OXO	Housewares	Indefinite	$166,459	$—	$166,459	$—	$—	$—
All other goodwill	Personal Care	Indefinite	42,795	(7,726)	35,069	42,795	(7,726)	35,069

			209,254	(7,726)	201,528	42,795	(7,726)	35,069

Trademarks:
OXO	Housewares	Indefinite	75,200	—	75,200	—	—	—
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other trademarks — definite lives	Personal Care	[1]	338	(219)	119	338	(216)	122
All other trademarks — indefinite lives	Personal Care		31,082	—	31,082	16,922	—	16,922

			157,937	(219)	157,718	68,577	(216)	68,361

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(12,714)	11,601	24,315	(11,634)	12,681

			42,315	(12,714)	29,601	42,315	(11,634)	30,681

Other:
Patents, customer lists & non-compete agreements	Housewares	2 - 13 Years	18,202	(850)	17,352	—	—	—

Total			$427,708	$(21,509)	$406,199	$153,687	$(19,576)	$134,111

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

During the quarter ended November 30, 2004, we reclassified $17,717,000 from Brut® goodwill to Brut® trademarks having an indefinite life and have reclassified this amount in both the November 30, 2004 and February 29, 2004 consolidated condensed balance sheets and related schedules accordingly. The reclassification has no impact on the consolidated condensed statements of income. Management believes this reclassification to be a more appropriate characterization of the nature of the acquisition costs paid for the Brut® brand.

The $18,000,000 license not subject to amortization is for a perpetual, royalty free license for the Sea Breeze® brand of products, which we acquired in October 2002. All other licenses are amortized over the primary life of the underlying license agreements, ranging from 8 to 25 years. In the first fiscal quarter of 2005, as part of the proceeds of our sale of Tactica, we recorded $2,255,000 for the Epil Stop® trademark, which we believe to have an indefinite useful life (see Note 13). In the second fiscal quarter of 2005, we recorded additional trademarks with indefinite useful lives (and thus not subject to amortization) of $75,200,000, and other intangible assets totaling $18,155,000 (subsequently adjusted to $18,202,000). The other intangible assets are subject to amortization over varying lives ranging from 2 to 13 years (see Note 14). On September 29, 2004, we recorded $11,906,000 for the Skin Milk® and Time Block® trademarks which we acquired from Naterra International, Inc. We believe these new trademarks have an indefinite useful life (See Note 15).

The table on the following page summarizes the amortization expense attributable to intangible assets for the three months and nine months ending November 30, 2004 and 2003, as well as estimated amortization expense for the fiscal years ending the last day of February 2005 through 2010.

Aggregate Amortization Expense
For the three months ended	(in thousands)

November 30, 2004	$789
November 30, 2003	$337

Aggregate Amortization Expense
For the nine months ended	(in thousands)

November 30, 2004	$1,934
November 30, 2003	$1,083

Estimated Amortization Expense
For the fiscal years ended	(in thousands)

February 2005	$2,713
February 2006	$3,136
February 2007	$3,136
February 2008	$3,086
February 2009	$2,837
February 2010	$2,792

Note 8 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

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

Debt Agreements Entered into During the Second Fiscal Quarter

On June 1, 2004, we entered into a five year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan

Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The Term Loan Credit Agreement was a temporary financing to fund the balance of OXO’s purchase price (see Note 14). We entered into this Term Loan Credit Agreement until more permanent long-term financing could be put into place. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the new Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see below). For the period outstanding, borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The rates paid on various draws for the current fiscal quarter ranged from 2.705 percent to 3.465 percent. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled. As of November 30, 2004, there were $46,000,000 of revolving loans and $1,282,000 of open letters of credit outstanding against this facility (including a $295,000 standby letter of credit to a lessor, as more fully discussed under “Other Letters of Credit” below).

The Revolving Line of Credit Agreement continues to require and the Term Loan Credit Agreement required the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements were guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. On September 29, 2004, the interest rates on these notes were reset for the next three months at 2.82 percent for the five and seven year notes and 2.87 percent for the ten year notes. On December 29, 2004, the interest rates on these notes were reset for the next three months at 3.410 percent for the five and seven year notes and 3.460 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

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

Other Letters of Credit

One of the Company’s U.S. subsidiaries had issued a $389,000 standby letter of credit to the lessor of Tactica’s office space in New York City. The lessor could draw funds from the standby letter of credit if Tactica failed to meet its obligations under the lease. After our sale of Tactica (see Note 13), we took measures to cancel the original letter of credit and issue another standby letter of credit under a new banking relationship. Tactica has since filed for bankruptcy and did indeed fail to meet its obligations under the lease. The lessor has drawn against the original letter of credit for a total of $241,000, through November 30, 2004, which has been adequately provided for in our financial statements for the quarter ending November 30, 2004.

Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $10,670,000 and $4,114,000 as of November 30, 2004 and February 29, 2004, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the three months and nine months ended November 30, 2004 and fiscal year ended February 29, 2004:

ACCRUAL FOR WARRANTY RETURNS (in thousands)
			Reductions of
			accrual -
	Beginning	Additions to	payments and	Ending
Period Ended	balance	accrual	credits issued	balance
November 30, 2004 (Three Months)	$4,837	$8,365	$2,532	$10,670
November 30, 2004 (Nine Months)	$4,114	$18,110	$11,554	$10,670
February 29, 2004 (Twelve Months)	$3,263	$15,848	$14,996	$4,114

Contractual Obligations

Our contractual obligations and commercial commitments as of November 30, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		November 30,
		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt (current and long-term portions)	$280,000	$10,000	$10,000	$10,000	$13,000	$103,000	$134,000
Open purchase orders — inventory	86,642	86,642	—	—	—	—	—
Minimum royalty payments	20,037	3,567	3,749	3,787	3,890	3,496	1,548
Advertising and promotional	27,712	7,435	6,999	7,041	2,544	1,202	2,491
Operating leases	2,169	750	549	430	230	210	—
Purchase and implementation of enterprise resource planning system, including additional enhancements	1,700	1,700	—	—	—	—	—
Other	2,970	885	950	1,015	120	—	—

Total contractual obligations	$421,230	$110,979	$22,247	$22,273	$19,784	$107,908	$138,039

Note 9 -	The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for our stock option plans.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended November 30, 2004 and 2003, respectively, and illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except per share data)

			Three Months Ended November 30,		Nine Months Ended November 30,
			2004	2003	2004	2003
Net earnings:		As Reported	$31,135	$25,062	$64,466	$53,004
		Fair-value cost	509	1,243	1,279	6,040

		Pro forma	$30,626	$23,819	$63,187	$46,964

Earnings per share:
	Basic:	As Reported	$1.04	$0.89	$2.17	$1.88
		Pro forma	$1.03	$0.84	$2.13	$1.66

	Diluted:	As Reported	$0.97	$0.78	$1.98	$1.71
		Pro forma	$0.95	$0.74	$1.94	$1.52

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options, and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. 24,986 and 80,411 shares remained available for future grants under the 1998 Plan at November 30, 2004 and February 29, 2004, respectively.

Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. We grant options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. 364,000 and 432,000 shares remained available for future grants under this plan at November 30, 2004 and February 29, 2004, respectively.

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

During the second quarter of fiscal 2005, plan participants acquired 5,614 shares at an average price of $23.35 per share from the Company under the stock purchase plan. At November 30, 2004 and February 29, 2004, 360,648 and 366,262 shares respectively, remained available for future purchases under this plan.

Note 10 -	During the fiscal year ended February 28, 2003, we entered into nonmonetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the inventory’s book value. We had used approximately $2,000,000 of the credits through the fiscal year ending February 29, 2004. In addition, during the quarters ended August 31, 2004 and November 30, 2004, we entered into additional nonmonetary transactions in which we exchanged inventory with a book value of approximately $952,000 and $59,000 respectively, for additional advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the inventory’s book value, which approximated their fair value.

During the three months ended November 30, 2004, we used $368,000 of credits against these transactions and expect to use most of the remaining advertising credits acquired by the end of fiscal year 2005. All remaining credits are included in the line item entitled “Prepaid expenses” on our consolidated condensed balance sheets and are valued at $1,743,000 and $1,100,000 at November 30, 2004 and February 29, 2004, respectively.

Note 11 -	Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three- and nine-month periods ended November 30, 2004, we transacted 18 and 16 percent, respectively, of our sales from continuing operations in foreign currencies. For the three- and nine-month periods ended November 30, 2003, we transacted 18 and 14 percent respectively, of our sales from continuing operations in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound, Euro and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory using U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income. These amounts are subsequently recognized in “Selling, general and administrative expense” in the consolidated condensed statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general and administrative expense” in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at November 30, 2004 and February 29, 2004:

November 30, 2004

									Weighted	Market
								Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract	Range of Maturities		Contract	November 30,	Forward Rate	at November 30,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£4,500,000	11/18/2003	12/14/2004	2/8/2005	$1.6950	$1.9110	$1.6385	$1.9056	($1,202)
Sell	Pounds	£3,000,000	5/21/2004	12/14/2004	2/8/2005	1.7900	1.9110	1.7529	1.9055	(458)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9110	1.7854	1.8728	(437)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9110	1.7131	1.8692	(780)
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.3291	1.1928	1.3289	(408)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3291	1.2002	1.3357	(407)

										($3,692)

February 29, 2004

									Weighted	Market
								Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract	Range of Maturities		Contract	February 29,	Forward Rate	at February 29,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	46
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	(141)

										($983)

Note 12 -	In the first quarter of fiscal 2004, we recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters. This income is included in the line item entitled “Other income, net” in the consolidated condensed statements of income for the nine months ended November 30, 2003.

Note 13 -	On April 29, 2004, we sold our 55 percent interest in Tactica International, Inc. (“Tactica”), to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred; accordingly, no gain or loss was recorded as a result of this sale. The schedule below shows the assets we received in a non-cash exchange for our ownership interest in Tactica.

Assets Received in Noncash Exchange for Ownership Interest in Tactica
at April 29, 2004
(in thousands)

Tax refunds receivable	$2,908
Marketable securities recorded as stock available for sale	3,030
Epil-Stop trademark	2,255

Total assets received	$8,193

The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At November 30, 2004 the market value of these securities was $420,000. During the quarter ended November 30, 2004, management determined the decline in market value to be other than temporary and accordingly recorded a $2,610,000 loss in other income (expense), net. $2,010,000 of this loss had previously been recorded in other comprehensive income as of the quarter ended August 31, 2004.

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

Note 14 -	On June 1, 2004, we acquired certain assets and liabilities of OXO International (“OXO”) for a net cash purchase price of approximately $273,173,000 including the assumption of certain liabilities. This acquisition was accounted for as the purchase of a business. The results of OXO’s operations have been included in the consolidated financial statements since that date.

The assets acquired in the OXO acquisition included intellectual property, contracts, goodwill, inventory and books and records. The assumed liabilities included contractual obligations and accruals, and certain lease obligations assumed in connection with OXO’s office facilities in New York City. Thirty five OXO employees, including its President, joined the Company as part of the acquisition.

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

The schedule on the following page presents the net assets of OXO acquired at closing:

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

The following pro forma unaudited financial data for the three- and nine-month periods ending November 30, 2004 and November 30, 2003 is presented to illustrate the estimated effects of the OXO acquisition as if the transaction had occurred as of the beginning of the fiscal periods presented.

Results of Operations if OXO Acquisition Had Been Completed at March 1, 2003
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net Sales	$205,682	$191,871	$475,187	$427,433
Income From Continuing Operations	31,135	29,538	67,940	64,176

Diluted earnings from continuing operations per share, as if no additional share dilution had occurred since November 30, 2003	$0.98	$0.92	$2.20	$2.08
Impact of additional dilution since November 30, 2003	(0.01)	—	(0.12)	—
Diluted earnings from continuing operations per share	$0.97	$0.92	$2.08	$2.08

Weighted average diluted common shares	32,198	31,975	32,610	30,911

Note 15 -	On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights, and customer lists. The Company paid the purchase price of $12,001,000 in cash funded out of the Company’s revolving line of credit. The purchase price was allocated $11,906,000 to trademarks and $95,000 to property and equipment. The allocations above reflect the completion of our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price based upon independent appraisals.

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

OVERVIEW OF THE QUARTER’S ACTIVITIES:

          Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to run approximately 20 percent of the year’s total on a historical basis. Our second fiscal quarter is characterized by stable sales in the June through first half of July timeframe with increasing sales in the second half of the July through August timeframe as we build towards a peak shipping season in the third quarter. The second and third fiscal quarters of 2005 also include the operations of our housewares segment (the operations of OXO International (“OXO”) acquired on June 1, 2004), offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization. Overall, revenues were up 24.4 and 25.4 percent for the third fiscal quarter of 2005 and year-to-date, respectively, over the same periods in the prior year. Profitability followed revenue growth with fiscal third quarter and year-to-date increases of 35.2 and 32.9 percent, respectively, for operating income and 20.1 and 17.1 percent, respectively, for income from continuing operations.

     Personal Care Segment

•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Revenues increased approximately 4.7 and 5.8 percent over the same quarter and year-to-date periods in the prior year. Jade and ceramic hair straighteners and variable heat ion select hair dryers are the strongest performing products in this category. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo® and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Sales for this group are up 30.2 and 71.9 percent over the same quarter and year-to-date periods in the prior year, driven by the addition of new brands. The Brut® men’s grooming product line in the Western Hemisphere was acquired in September 2003 so it was not part of our brand portfolio in the first seven months of fiscal 2004. TimeBlock® and Skin Milk® brands were acquired September 29, 2004 and contributed two months of sales to the quarter and nine months ended November 30, 2004. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Vitalis®, Sea Breeze®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, Brut®, Epil-Stop®, TimeBlock® and Skin Milk®.

•	Brushes, Combs, and Accessories. This very traditional category of our business was down 14.7 and 11.6 percent in total dollar volume compared to the same quarter and year-to-date periods in the prior year. With the trend towards straighter, cleaner hair styles, the accessory business has suffered. In order to address this general trend in this market, we continue to look to new technologies such as ceramic brushes, Ionic brushes and Ion-ceramic brushes to capitalize on grooming trends.

     Housewares Segment

•	This was the second quarter of operations for our new housewares segment (the operations of OXO acquired on June 1, 2004). We are now offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization. Kitchen tools are leading sales in this category with the introduction of several new products, including the OXO Good Grips Mandoline Slicer (a tool used for making an easy chore of slicing fruits, vegetables and creating attractive garnishes), and Nylon Flexible Turners and Spatulas in an array of colors. Good Grips®, OXO Steel™, OXO Grind it™ and OXO SoftWorks® are our key brands in this group. OXO also has customer relationships with leading specialty and department store retailers.

In addition to the above activities, we continued to invest in our business, with a view toward potential future growth, through the following activities:

•	During the second fiscal quarter, we substantially completed Phase 1 of development and implementation of a new Global Enterprise Resource Planning system. On September 7, 2004, we went live on the new system. With the implementation of this new system, most of our businesses run under one integrated information system. We believe this system will help to promote uniform business processes and practices amongst our operations. During the third fiscal quarter, we continued the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. We expect this process to continue over the remainder of the fiscal year. Also during the third fiscal quarter, we began the implementation and transition of our housewares segment to the new system. We also are investigating several significant functionality enhancements planned for implementation under Phase 2 of our IT enhancement program. Since the inception of the project commencing in late fiscal 2003, through the end of the third fiscal quarter of 2005, we had invested approximately $11,080,000 on Phase 1 of the project and $83,000 on the preliminary implementation and transition of our housewares segment, which is included in property and equipment on our consolidated condensed balance sheet at November 30, 2004. During the third fiscal quarter, we placed into service and commenced depreciating almost all of the Phase 1 investment, which added approximately $555,000 per quarter to our depreciation expense.

•	We continue to expand our brand offerings in our Skin Care Category. On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with milk proteins, vitamins and botanical extracts. The Company paid $12,001,000 in cash in the transaction funded out of the Company’s revolving line of credit.

RESULTS OF OPERATIONS

Comparison of fiscal quarter and nine-month periods ended November 30, 2004 to the same periods ended November 30, 2003

          The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	(dollars in thousands)
	Quarter Ended November 30,		2004 vs. 2003		% of Net Sales
	2004	2003	$ Change	% Change	2004	2003
Net sales	$205,682	$165,386	$40,296	24.4%	100.0%	100.0%
Cost of sales	107,031	90,160	16,871	18.7%	52.0%	54.5%

Gross profit	98,651	75,226	23,425	31.1%	48.0%	45.5%
Selling, general, and administrative expense	55,814	43,536	12,278	28.2%	27.1%	26.3%

Operating income	42,837	31,690	11,147	35.2%	20.8%	19.2%

Other income (expense):
Interest expense	(3,052)	(1,024)	(2,028)	198.0%	-1.5%	-0.6%
Other income, net	(2,399)	696	(3,095)	*	-1.2%	0.4%

Total other income (expense)	(5,451)	(328)	(5,123)	*	-2.7%	-0.2%

Earnings before income taxes	37,386	31,362	6,024	19.2%	18.2%	19.0%
Income tax expense	6,251	5,429	822	15.1%	3.0%	3.3%

Income from continuing operations	31,135	25,933	5,202	20.1%	15.1%	15.7%
Income (loss) from discontinued segment’s operations, net of tax	—	(871)	871	*	0.0%	-0.5%

Net earnings	$31,135	$25,062	$6,073	24.2%	15.1%	15.2%

*	Calculation is not meaningful

	(dollars in thousands)
	Nine Months Ended November 30,		2004 vs. 2003		% of Net Sales
	2004	2003	$ Change	% Change	2004	2003
Net sales	$453,932	$361,957	$91,975	25.4%	100.0%	100.0%
Cost of sales	238,128	196,048	42,080	21.5%	52.5%	54.2%

Gross profit	215,804	165,909	49,895	30.1%	47.5%	45.8%
Selling, general, and administrative expense	128,800	100,421	28,379	28.3%	28.4%	27.7%

Operating income	87,004	65,488	21,516	32.9%	19.2%	18.1%

Other income (expense):
Interest expense	(6,727)	(2,989)	(3,738)	125.1%	-1.5%	-0.8%
Other income, net	(2,280)	4,434	(6,714)	*	-0.5%	1.2%

Total other income (expense)	(9,007)	1,445	(10,452)	*	-2.0%	0.4%

Earnings before income taxes	77,997	66,933	11,064	16.5%	17.2%	18.5%
Income tax expense	13,309	11,669	1,640	14.1%	2.9%	3.2%

Income from continuing operations	64,688	55,264	9,424	17.1%	14.3%	15.3%
Income (loss) from discontinued segment’s operations, net of tax	(222)	(2,260)	2,038	*	0.0%	-0.6%

Net earnings	$64,466	$53,004	$11,462	21.6%	14.2%	14.6%

*	Calculation is not meaningful

          As more fully discussed in Note 5 to the accompanying consolidated condensed financial statements, in the first fiscal quarter of 2005, we reported a single operating segment, Personal Care and a discontinued segment. The Personal Care Segment includes the hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders and other personal care products business. The Discontinued Segment includes the operations of Tactica International, Inc. (See Note 13 to the consolidated condensed financial statements for a further discussion of the sale of Tactica). Beginning with the second fiscal quarter of 2005, we are presenting an additional operating segment: housewares, to report the operations of OXO, which offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization (See Note 14 to the consolidated condensed financial statements for a further discussion of the OXO acquisition). The accompanying discussion and analysis reflects this new change in operating segments.

Consolidated Sales and Gross Profit Margins

          Our net sales for the three- and nine-months ended November 30, 2004 increased 24.4 and 25.4 percent, or $40,296,000 and $91,975,000, respectively, versus the same periods a year earlier. New product acquisitions accounted for 21.1 percent or $34,857,000 and $76,467,000 respectively of the sales percentage growth for the three- and nine-months ended November 30, 2004 verses the same periods a year earlier. Sales of Brut® men’s grooming products for September 2004 are included in new product acquisitions because Brut® was acquired September 29, 2003. The OXO product lines which we acquired from WKI Holding Company in June 2004 to form our new housewares segment and the TimeBlock® and Skin Milk® body and skin care brands acquired from Naterra International, Inc. in September 2004 are also included in new product acquisitions. Core growth (growth without acquisitions) accounted for 3.3 and 4.3 percent, respectively, or $5,439,000 and $15,508,000, respectively, of the sales growth over the same three-and nine-month periods last year. The core growth for the first nine months came from sales growth from our appliance business and growth in grooming, skin care and hair products, offset somewhat by sales volume declines in our brushes, combs and accessories business.

          Also contributing to growth has been the strengthening of the British Pound, Canadian Dollar and the Euro versus the U.S. Dollar, offset somewhat by the impact of the weakening Mexican Peso vs. the U.S. Dollar. With the growth in our Latin American operations, the Mexican Peso exposure is growing and will be included in our foreign currency impact analysis. The overall net impact of foreign currency changes was to provide approximately $2,461,000 and $3,702,000 of additional sales dollars for the three- and nine-month periods ended November 30, 2004, respectively, versus the same periods a year earlier.

          Consolidated gross profit, as a percentage of sales for the three- and nine-month periods ended November 30, 2004, increased 2.5 and 1.7 percentage points, respectively, to 48.0 and 47.5 percent compared to the same periods in the prior year. The increase is primarily due to a combination of sales mix changes to higher margin items resulting from Brut and OXO acquisitions and margin improvement due to selected product purchase cost decreases.

Selling, general and administrative expenses

          Selling, general and administrative expenses, expressed as a percentage of net sales, increased from 26.3 to 27.1 percent for the three-months, and from 27.7 to 28.4 percent for the nine-months ended November 30, 2004 compared to the same periods in the prior year. The increase for the quarter ending November 30, 2004 is primarily due to higher management incentive costs resulting from improved operating results and higher consulting and depreciation costs related to our new computer system.

          The increase for the nine months ended November 30, 2004 is primarily due to higher management incentive costs, higher media advertising costs and higher consulting and depreciation costs related to our new computer system.

Interest expense and other income / expense

          Interest expense for the three- and nine-month periods ended November 30, 2004 increased compared with the three- and nine-month periods ended November 30, 2003, to $3,052,000 and $6,727,000 from $1,024,000 and $2,989,000.

The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the $273,173,000 acquisition of OXO and the $12,001,000 acquisition of Timeblock® and Skin Milk® (See Notes 8, 14 and 15 for related discussions of new debt financings and the OXO, Timeblock® and Skin Milk® acquisitions).

          Other income (expense), net for the three- and nine-month periods ended November 30, 2004 was $2,399,000 and $2,280,000 of net expense, respectively, compared with other income, net of $696,000 and $4,434,000, respectively, for the same periods in the prior year. The following schedule shows key components of other income and expense:

	(dollars in thousands)
	Quarter Ended November 30,			Nine Months Ended November 30,
	2004	2003	$ Change	2004	2003	$ Change
Interest income	$37	$290	$(253)	$442	$1,039	$(597)
Realized and unrealized gains (losses) on securities	(2,530)	196	(2,726)	(2,887)	312	(3,199)
Litigation settlement gain, net	—	—	—	—	2,600	(2,600)
Miscellaneous other income	94	210	(116)	165	483	(318)

Other income (expense), net	$(2,399)	$696	$(3,095)	$(2,280)	$4,434	$(6,714)

          Interest income is lower for the three- and nine-month periods ended November 30, 2004 compared to the same periods last year due to lower levels of temporarily investable cash being held this year.

          Realized and unrealized losses on securities for the three- and nine- month periods ended November 30, 2004 includes a $2,610,000 loss on marketable securities acquired in connection with the sale of Tactica (see Note 13). These marketable securities carry a restriction that prevents us from disposing of the stock prior to July 31, 2005, and are accordingly classified as stock available for sale. At acquisition, the securities had a market value of $3,030,000. At November 30, 2004 the market value of these securities was $420,000. Management determined the decline in market value to be other than temporary and accordingly recorded the $2,610,000 loss. $2,010,000 of this loss had previously been recorded in other comprehensive income as of the quarter ended August 31, 2004.

          In the fiscal quarter ended November 30, 2003 we recorded other income of $2,600,000 in connection with the settlement of litigation.

Income tax expense

          Income tax expense for the three- and nine-month periods ended November 30, 2004 was 16.7 and 17.1 percent of earnings before income taxes, respectively, versus 17.3 and 17.4 percent of earnings before income taxes, respectively, for the same periods in the prior year. The overall year-to-year decline in rates is due to more of our income in fiscal 2005 being taxed in lower tax rate jurisdictions.

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

          Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual impairment review of goodwill and other intangible assets, which we normally undertake on March 1 of each year. SFAS 142 also requires a review of goodwill for impairment upon the occurrence of certain events that would more likely than not reduce the fair value of a segment below its carrying amount. One of those events at the end of fiscal 2004 was the impending disposal of Tactica. After evaluating the facts and circumstances surrounding Tactica’s fiscal 2004 operations and its subsequent sale against the guidelines established by SFAS 142, we recorded a loss of $5,699,000 as of February 29, 2004 for the impairment of 100 percent of the Tactica goodwill, net of $1,938,000 of related tax benefits.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

          Selected measures of our liquidity and capital resources as of November 30, 2004 and November 30, 2003 are shown below:

	November 30,	November 30,
	2004	2003
Accounts receivable turnover (Days) (1)	72.2	69.0
Inventory turnover (Times) (1)	2.5	2.2
Working capital	$160,023,000	$158,082,000
Current ratio	1.8 : 1	2.5 : 1
Ending total debt to ending equity ratio (2)	80.0%	22.4%
Return on average equity (1)	19.6%	19.4%

(1)	Beginning with the first fiscal quarter ended May 31, 2004 we changed our method of calculating these measures for more meaningful and consistent comparison. Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated condensed balance sheets: “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion”. The significant increase in the ratio is due to the additional financing we incurred to acquire OXO and the Timeblock® and Skin Milk® brands (see Notes 8, 14 and 15, and our discussion below under “Financing Activities”).

Operating Activities

          Our cash balance was $8,951,000 at November 30, 2004 compared to $53,048,000 at February 29, 2004. Operating activities used $20,228,000 of cash during the first nine months of fiscal 2005, compared to $1,450,000 of cash provided during the first nine months of fiscal 2004. Inventories increased $35,222,000 during the first nine months of fiscal 2005 compared to $12,879,000 during the first nine months of fiscal 2004. Inventory levels in fiscal 2005 increased due to the acquisition and building of inventory for our new housewares segment, which accounted for $16,442,000 of our inventory balance at November 30, 2004. Overall, inventory increases are consistent with our 24.4 percent sales increase for the latest fiscal quarter and 25.4 percent sales increase for the nine month period ended November 30, 2004 versus the same periods a year earlier.

          The increase in accounts receivable of $109,949,000 for the first nine months of fiscal 2005, compared to $72,614,000 for the first nine months of fiscal 2004 was primarily due to the Company’s growth in sales, including receivables added by the new housewares segment, and the overall seasonal impact of the third fiscal quarter being our strongest shipping quarter due to the holiday selling season at retail. Sales increased $91,975,000, or 25.4 percent, for the nine months ended November 30, 2004, compared to the nine months ended November 30, 2003.

          Our accounts receivable turnover days increased to 72.2 days at November 30, 2004 from 69.0 days at November 30, 2003. This increase over the prior year is due to higher sales in the third quarter on which extended holiday dating is provided and growth in our international sales which has longer credit terms on average. Our inventory turnover improved to 2.5 times at November 30, 2004 compared to 2.2 times at November 30, 2003. The improvement is due to the fact that in fiscal 2004, we accelerated inventory purchases and receipts in advance of anticipated ocean freight rate increases, and built inventory levels of newly acquired skin and hair care brands. Our inventory turnover is also improving due to the growth in sales of our grooming, skin care and hair care products, the majority of which we source in the United States allowing us to carry lower levels of inventory compared to products that we source from Asia.

          Working capital increased to $160,023,000 at November 30, 2004, a $1,941,000 increase from November 30, 2003. Our current ratio decreased to 1.8:1 at November 30, 2004 from 2.5:1 at November 30, 2003. The decrease in the current ratio was due to a change in the classification of a $10,000,000 note payment due in January 2005 to a current liability, an additional $25,000,000 of revolving credit outstanding over the same period in fiscal 2004, an increase in the overall level of accrued expenses of $44,870,000 over the same period in fiscal 2004, and a reduction of our cash balances in order to reduce our short-term borrowings. The $10,000,000 note payment due in January 2005 is the first in a series of scheduled payments we will make against our $55,000,000 unsecured Senior Notes.

Investing Activities

          Investing activities used $282,055,000 of cash during the nine months ended November 30, 2004. Listed below are some significant highlights of our investing activities:

•	On June 1, 2004 we spent $273,173,000 to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. OXO serves as the underlying business platform for our new housewares segment, offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization. $261,129,000 of the purchase price is recorded under the investing activities section of the cash flow statement for the nine months ended November 30, 2004.

•	On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights and customer lists. The Company paid the purchase price of $12,001,000 in cash funded out of the Company’s revolving line of credit. The purchase price was allocated $11,906,000 to trademarks and $95,000 to property and equipment. The entire purchase price was recorded in the investing activities section of the cash flow statement.

•	For the three- and nine-month periods ended November 30, 2004, we incurred capital expenditures of $726,000 and $5,557,000 on our Global Enterprise Resource Planning System. On September 7, 2004, we went live on the new system. Capital spending on the initial implementation is substantially complete, although we expect to continue to invest in significant functionality enhancements to the new system in the quarters to follow. Also, additional funds will be required to convert OXO to the new system. During the current fiscal quarter, we spent $83,000 on the OXO conversion. We currently estimate the balance of costs yet to be incurred on enhancements and the OXO conversion to be $1,700,000.

•	During the third fiscal quarter, we also invested $647,000 in new molds and tooling (including the $95,000 of molds acquired with the acquisition of the Timeblock® and Skin Milk® brands), $324,000 on additional computer software and hardware and $76,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business. Our total investment for the first three quarters of fiscal 2005 for this group of assets has been $3,834,000.

Financing Activities

          Financing activities provided $258,186,000 of cash during the nine months ended November 30, 2004.

          During the three- and nine-month periods ended November 30, 2004, 5,700 and 282,804 stock option grants, respectively, were exercised for shares of our common stock providing $52,000 and $2,727,000 of cash. Purchases through our employee stock purchase plan of 5,614 shares at an average price of $23.33 provided an additional $131,000 of cash during the same periods. An additional 1,000,000 stock options were exercised during the fiscal quarter ending August 31, 2004 in a non-cash transaction in which the key employee tendered company stock having a market value of $5,757,900 as payment of the options’ exercise price.

          During the six-month period ended August 31, 2004, we also repurchased 757,710 shares of our common stock for $25,039,465, at an average share price of $33.05. No additional shares were repurchased during the quarter ended November 30, 2004. All repurchases were made pursuant to our August 2003 Board of Directors resolution authorizing us to purchase, in open market or private transactions, up to 3,000,000 shares of our common stock. From September 1, 2003 through November 30, 2004, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17.

          Included in our stock repurchases for the second fiscal quarter were 381,650 shares tendered by a key employee-shareholder as payment of the $13,797,000 of stock purchase price and related federal income tax obligations arising from the exercise of 1,000,000 stock options by the key employee-shareholder. This transaction was valued at an average share price of $36.15 using the average of the high bid and low bid prices for Helen of Troy stock as reported on the NASDAQ National Market System on the day the stock was tendered.

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

          Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125%. The rates paid on various draws for the current fiscal quarter ranged from 2.705 percent to 3.465 percent. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility was cancelled.

          Borrowings under the $200,000,000 Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see Note 8). For the period, outstanding borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

          The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

          On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”). The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. On September 29, 2004, the interest rates on these notes were reset for the next three months at 2.82 percent for the five and seven year notes and 2.87 percent for the ten year notes. On December 29, 2004 the interest rates on these notes were reset for the next three months at 3.410 percent for the five and seven year notes and 3.460 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

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

          In connection with these series of financing transactions, we incurred $4,429,000 of financing costs. These costs are being amortized over the related lives of the various notes financed, ranging from 5 to 10 years.

          With the completion of these financings, the Company now operates under substantially more leverage and incurs higher interest costs. While at May 31, 2004 we had total indebtedness of $55,000,000, as of November 30, 2004 we had $326,000,000 in total indebtedness outstanding. This increase in debt has added new constraints on our ability to operate our business, including but not limited to:

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

          Our contractual obligations and commercial commitments as of November 30, 2004 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		November 30,
		2005	2006	2007	2008	2009	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt (current and long-term portions)	$280,000	$10,000	$10,000	$10,000	$13,000	$103,000	$134,000
Open purchase orders — inventory	86,642	86,642	—	—	—	—	—
Minimum royalty payments	20,037	3,567	3,749	3,787	3,890	3,496	1,548
Advertising and promotional	27,712	7,435	6,999	7,041	2,544	1,202	2,491
Operating leases	2,169	750	549	430	230	210	—
Purchase and implementation of enterprise resource planning system, including additional enhancements	1,700	1,700	—	—	—	—	—
Other	2,970	885	950	1,015	120	—	—

Total contractual obligations	$421,230	$110,979	$22,247	$22,273	$19,784	$107,908	$138,039

          We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

          Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. The Company’s cash used by operating activities of $20,228,000 over the first three fiscal quarters of 2005 resulted from the inventory and accounts receivable increases required as a result of the OXO acquisition, typical seasonal inventory increases as a result of third quarter sales activity, and normal seasonal receivable collection patterns. Typically, we can expect cash flow from operating activities in the second half of the fiscal year to recoup the cash used in the first half of the fiscal year and provide additional positive cash flow as third quarter seasonal peak accounts receivable are collected and seasonal peak inventory levels are lowered. We expect that our capital needs will stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Subject to the limitations imposed by our new financing arrangements, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

INCOME TAXES

          Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong has assessed a total of $32,086,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong. In the first fiscal quarter of 2005, we purchased additional tax reserve certificates in the amount of $3,583,000 (U.S.) as required by the IRD. In the third fiscal quarter of 2005, we purchased additional tax reserve certificates in the amount of $8,635,000 (U.S.) as required by the IRD. The IRD has asked us to purchase an additional $12,960,000 of tax reserve certificates by February 11, 2005. If we purchase these certificates, we will have purchased tax reserve certificates totaling $28,460,000. On December 11, 2004, we purchased an additional $4,281,000 of these certificates. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

          If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,659,000 (U.S.) in tax for fiscal year 2004 and the first three fiscal quarters of 2005. We vigorously disagree with the proposed adjustments and intend to aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

          United States Income Taxes - The Internal Revenue Service (“the IRS”) is currently auditing the U.S. federal tax returns of our largest U.S. subsidiary for fiscal years 2000, 2001 and 2002. The IRS has provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We vigorously disagree with the proposed adjustments and are aggressively contesting this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves areas of law subject to varying interpretation, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters. This estimate includes additional tax liabilities related to U.S. taxable income for all periods subsequent to fiscal year 2002, as well as the years currently under audit. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

          The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

          At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. Our position is that we will permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries, and accordingly have made no provision for U.S. federal income taxes on these undistributed earnings. At November 30, 2004, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

          In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The AJCA includes an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the United States after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure. In addition to future changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

          Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements, as well as general returns due to product quality issues. We reduce sales or increase selling, general and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. With respect to credits for product quality issues, we also estimate our warranty accrual using historical trends and believe these trends are the most reliable method by which we can estimate our warranty liability.

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

          With respect to the June 1, 2004 acquisition of intangible assets of OXO International, and the September 29, 2004 acquisition of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc., we have completed our analysis of the economic lives of the assets acquired and have made an allocation of the initial purchase price based upon independent appraisals.

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

Risk Factors

     Factors that could cause actual results to differ from those anticipated include:

•	general industry conditions and competition, including our ability to continue to competitively market products with broad consumer appeal,

•	credit risks,

•	the Company’s, or its operating segments’, material reliance on individual customers or small numbers of customers,

•	the Company’s material reliance on certain trademarks and patents, and its ability to protect this and other intellectual property both domestically and internationally,

•	the Company’s material concentration of licensing agreements with a limited number of licensors, and the continuing long-term financial capability of those licensors to perform under the terms of such agreements,

•	the impact of tax legislation, regulations or treaties, including any future legislation in the United States that would affect companies or subsidiaries of companies that have headquarters outside the United States and file U.S. income tax returns,

•	the impact of other current and future laws and regulations,

•	the results of continuing disagreements with the Hong Kong Inland Revenue Department concerning the portion of our profits that are subject to Hong Kong income tax,

•	any disagreements with the United States Internal Revenue Service or other taxing authority regarding our assessment of the effects or interpretation of existing tax laws, regulations or treaties,

•	risks associated with inventory, including potential obsolescence and our ability to accurately forecast our customer demand,

•	risks associated with new products and new product lines,

•	risks associated with the Company’s material reliance on certain manufacturers for a significant portion of its production needs,

•	risks associated with increases in cost and changes in the availability of raw materials and components, which could have a material adverse effect on our financial condition and results of operations,

•	risks associated with operating in foreign jurisdictions,

•	interest rate risk, particularly those associated with debt instruments issued in connection with our acquisition of certain assets and liabilities of OXO,

•	foreign currency exchange losses,

•	general worldwide and domestic economic conditions,

•	uninsured losses,

•	risks associated with natural disasters, that could impact product availability, disrupt our supply chain, and reduce customer demand for our products,

•	changes in business, political and economic conditions due to the threat of future terrorist activity in the United States and other parts of the world, and related U.S. military action overseas,

•	reliance on computer systems (see additional comments below),

•	management’s reliance on the representations of third parties,

•	competitive and other risks associated with our ability to continue to retain executives and key managers in critical positions, and to maintain sufficient back-up management depth, in the event of the departure of any one of these managers,

•	risks associated with new business ventures and acquisitions, including our ability to manage the transition and integration, and our ability to obtain the anticipated results and synergies from our acquisition of certain assets and liabilities of OXO International,

•	risks associated with any current or future investments in equity securities,

•	the risks described from time to time in the Company’s reports to the Securities and Exchange Commission, including this report,

•	the risks associated with the impact that any future changes in generally accepted accounting principles may have on the reported results of operations, including the risks of proposed accounting standards requiring the expensing of stock options, and

•	the risks associated with our ability to avoid classification of our parent company as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical we avoid Controlled Foreign Corporations status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

Deployment of a New Global Enterprise Resource Planning System

          On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. With the implementation of this new system, most of our businesses with the significant exception of the newly acquired housewares segment run under one integrated information system. We are currently in the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. We expect this process to continue over the remainder of the fiscal year. Complications resulting from the project could potentially cause considerable disruptions to our business. In the third fiscal quarter, we experienced some backlog in the processing of customer shipments while our sales operations and distribution groups were learning and adapting to the new system. This backlog was eliminated and we regained our normal operational pace mid-way through the quarter. The change from the old system to the new system will continue to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements has required a significant effort across our entire organization. Also during the third quarter, we began the implementation and transition of our housewares segment to the new system. We also are investigating several significant functionality enhancements planned for implementation under Phase 2 of our IT enhancement program. These additional implementations will continue to strain our internal resources, could impact our ability to do business, and may result in higher implementation costs and concurrent reallocation of human resources.

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

Acquisitions

          As previously mentioned, we acquired certain assets and liabilities of OXO International on June 1, 2004. On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. To the extent that these acquisitions are not favorably received by shareholders, analysts, and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel associated with the acquisitions,

•	the diversion of management’s attention from other business concerns,

•	risks of entering markets in which we have no or limited prior experience, and

•	the potential loss of key employees associated with the acquisitions.

          If we are unable to successfully integrate the operations, technologies, products or personnel that we have acquired, our business, results of operations, and financial condition could be materially adversely affected.

Projections of Sales and Earnings

          We currently do not have contracts with our major customers that require them to purchase a minimum amount of our products. Most of our major customers purchase our products electronically through electronic data interchange and expect us to promptly deliver products from our existing inventories to the customers’ retail stores or distribution centers. This method of ordering products allows our customers to immediately respond to changes in demands of their retail customers. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order and ship process is short, it is difficult for us to accurately predict the amount of our sales and related earnings. Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers.

Because our ability to forecast sales is highly subjective, there is a risk that our future sales and earnings could vary in a material amount from our projections.

Internal Control Over Financial Reporting

          Section 404 of the Sarbanes-Oxley Act of 2002 requires most publicly traded companies to include in their annual reports an assessment by management of the companies’ internal control structures and procedures for financial reporting, and an attestation by the companies’ registered public accounting firms of that management assessment. We continue to document, review and test our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act. If during the course of completing this work, our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, this may impact the reliability of our internal controls over financial reporting until such time as the proper controls can be implemented. Another possibility is that our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed. They may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. Either of these outcomes could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention, heightened regulatory scrutiny and potentially an adverse effect to the price of our company stock.

NEW ACCOUNTING GUIDANCE

          In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including equity securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. We have applied the guidance provided by EITF 03-1 and determined that certain recent declines in the market value of securities acquired in connection with the sale of Tactica (see Note 13) were “other than temporary”, and recorded the appropriate recognition of a loss in the current quarter’s operating results.

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for fiscal years beginning June 1, 2006 or later. Management is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The statement addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The statement eliminates the use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions be accounted for using a fair-value-based method and recording compensation expense rather than an optional pro forma disclosure of what expense amounts might be. The provisions of SFAS 123R are effective for public companies with interim or annual periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123R, and expect that the compensation expense we will record beginning with our third fiscal quarter 2006 will not materially vary in magnitude or trend from the pro-forma compensation that we have reported under the standard presently in effect.

          In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creation Act of 2004”. FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We continue to evaluate this legislation and FSP No. 109-2 to determine whether we will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our borrowings. Interest on our long-term debt outstanding as of November 30, 2004 is both floating and fixed. Fixed rates are in place on $55,000,000 senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $225,000,000 of senior notes. Interest rates on these notes are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At closing on June 29, 2004, the initial interest rates were 2.436 percent for the five and seven year notes, and 2.486 percent for the ten year notes. On September 29, 2004, the interest rates on these notes were reset for the next three months at 2.82 percent for the five and seven year notes and 2.87 percent for the ten year notes. On December 29, 2004, the interest rate on these notes were reset for the next three months at 3.410 percent for the five and seven year notes and 3.460 percent for the ten year notes. Increases in interest rates expose us to risk on this debt. Also, with respect to our $55,000,000 senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

          As mentioned in “Financial Condition, Liquidity, and Capital Resources”, interest rates on our revolving credit agreement vary based on the LIBOR rate and the applicable period for the LIBOR rate. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement allows for maximum revolving borrowings of $75,000,000. At November 30, 2004, there were $46,000,000 of outstanding borrowings and open letters of credit of $1,282,000 under this credit line. The need to continue to borrow under this and similar successor agreements could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

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

          During the three- and nine-month periods ended November 30, 2004, we transacted 18 and 16 percent, respectively, of our sales from continuing operations in foreign currencies. For the three- and nine-month periods ended November 30, 2003, we transacted 18 and 14 percent respectively, of our sales from continuing operations in foreign currencies. For the three- and nine-month periods ended November 30, 2004 we incurred foreign currency exchange losses of $1,334,000 and $710,000. For the same periods in fiscal 2004, we incurred foreign exchange gains of $940,000 and $853,000.

          We hedge against foreign currency exchange rate-risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Selling, general and administrative expense” in the consolidated condensed statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general and administrative expense” in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

          The following table summarizes the various forward contracts we designated as cash flow hedges that were open at November 30, 2004 and February 29, 2004:

November 30, 2004
									Weighted	Market
								Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract	Range of Maturities		Contract	November 30,	Forward Rate	at November 30,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£4,500,000	11/18/2003	12/14/2004	2/8/2005	$1.6950	$1.9110	$1.6385	$1.9056	($1,202)
Sell	Pounds	£3,000,000	5/21/2004	12/14/2004	2/8/2005	1.7900	1.9110	1.7529	1.9055	(458)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9110	1.7854	1.8728	(437)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9110	1.7131	1.8692	(780)
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.3291	1.1928	1.3289	(408)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3291	1.2002	1.3357	(407)

										($3,692)

February 29, 2004
									Weighted	Market
								Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract	Range of Maturities		Contract	February 29,	Forward Rate	at February 29,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	46
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	(141)

										($983)

          We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

          As of the end of the period covered by this Form 10-Q, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

          Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

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

          In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

          Under Section 404 of the Sarbanes-Oxley Act of 2002 (“404”), we are required to include, for the first time in our Annual Report on Form 10-K for 2005 (the “10-K”), management’s assessment of the effectiveness of our internal controls over financial reporting (the “Assessment”), and our independent auditor’s attestation of that assessment (the “Attestation”). We are working diligently to complete our work required for the Assessment and Attestation. To date, however, we have experienced an increased workload versus initial expectations and have realized some delays in executing against our internal 404 project plan as a result of our conversion to a new global information system which was placed into service on September 7, 2004. Due to the complexities of the conversion to the new global information system, we expect to continue to experience a period of significant changes and refinements of our procedures for the next three to six months. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this continues to be a challenging transition for us and creates difficulties in the documentation of our internal controls.

          We remain committed to conducting a thorough review of our internal controls in preparation for compliance with the requirements of Section 404. In the third quarter of fiscal 2005 we re-evaluated that plan, adding both internal staffing resources and external consultants to our 404 project team. The revised 404 project plan contains many time-critical milestones. Our efforts during January and February 2005 will be critical to our success. If during the course of completion of our internal work, our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, this may impact the reliability of our internal controls over financial reporting until such time as the proper controls can be implemented. Another possibility is that our evaluation of internal controls may not be completed in time for our external auditors to complete their assessment in a timely basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our independent registered public accountants may not be able to render the required attestation concerning our effectiveness of the internal controls over financial reporting in a timely manner.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended November 30, 2004, we did not purchase any shares. From September 1, 2003 through November 30, 2004, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

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

HELEN OF TROY LIMITED
(Registrant)

Date: January 10, 2005	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: January 10, 2005	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President and Chief Financial Officer

Date: January 10, 2005	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller and Principal Accounting Officer

Index to Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.