Form 10-K
period 2005-02-28
HELEN OF TROY LTD
filed 2005-05-16
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2005
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
COMMON STOCK - $.10 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as the last day of the registrant’s most recently completed second quarter was $741,421,161.

      As of May 5, 2005 there were 29,873,851 shares of Common Stock, $.10 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Company’s definitive proxy statement, which is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company’s fiscal year on February 28, 2005, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

Index to Exhibits - Page 91

PART I

ITEM 1. BUSINESS

GENERAL

      Unless the context requires otherwise, references to “the Company,” to “our Company,” or to “Helen of Troy” and references such as “we”, “our” and “us” refer to Helen of Troy Limited and its subsidiaries.

      Helen of Troy Limited is a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products. We have two active segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, body powder and skin care products. The Housewares segment is new this year and reports the operations of OXO International (“OXO”) which we acquired on June 1, 2004, as further discussed in Notes (4), (5), (6) and (16) to our consolidated financial statements. The Houseware segment’s products include kitchen tools, household cleaning tools, storage and organization products, and gardening tools. Both segments sell their portfolio of products principally through mass merchants, general retail and specialty retail outlets in the United States and other countries.

      In each of our segments, we rely on a strategy of providing a broad line of competitively priced innovative products, always striving to be first to market with new product ideas. Our goal is to provide our consumers with more functionality and higher performance at competitive price points. This strategy has allowed us to continue to strengthen our position in both of our segments. As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base while attracting new customers.

      We also report on a Discontinued Segment, which shows the operations of Tactica International, Inc. (“Tactica”), which sold personal care and other consumer products to retailers and used direct response marketing to sell such products directly to consumers. As more fully described in Note (15) to our consolidated financial statements, on April 29, 2004 we completed the sale of our ownership interest in Tactica back to certain of its key operating manager-shareholders. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. No gain or loss was recorded as a result of the sale. The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At February 28, 2005 the market value of these securities was $120,000. In the third fiscal quarter of 2005, management determined the decline in market value to be other-than-temporary and accordingly began recording losses on the stock. For fiscal 2005, the total loss on stock available for sale was $2,910,000.

      We are continually looking for opportunities to expand our brand portfolio both through internal product development and selective acquisitions. In the Personal Care segment in the second fiscal quarter of 2005, we began selling footbaths, massagers and memory foam products under the Health at Home® and Health o meter® names (licensed from Sunbeam Products, Inc.). In September 2004, we acquired the TimeBlock® and Skin Milk® body and skin care product lines from Naterra International, Inc. (“Naterra”) as further discussed in Note (4) to our consolidated financial statements. The Housewares segment is new this year resulting from the acquisition of OXO which added six brands: Good Grips®, Grind it™, Steel™, Softworks®, Touchables® and Good Grips® Basics. OXO products have strong consumer recognition and appeal due to their unique stylish ergonomic designs and great utility at affordable prices.

      Over the past fiscal year, we have devoted substantial resources to the implementation of our new global information system, which became operational in September 2004. With the implementation of the new system, most of our businesses with the exception of the newly acquired Housewares segment run under one integrated information system. We intend to transition the Housewares segment to our new system over the next year. The new system continues to improve and evolve as we extend functionality, tune performance and gain operating experience.

      We present financial information for each of our operating segments in Note (12) of the consolidated financial statements. The matters discussed in this Item 1, pertain to all of our existing operating segments, unless otherwise specified.

      We use outside manufacturers to produce our goods. We sell our products to mass merchandisers, drug chains, warehouse clubs, grocery stores, beauty supply retailers and wholesalers, and specialty retailers in the United States and other countries.

      We sell certain of our products under licenses from third parties. Our licensed trademarks include:

•	Vidal Sassoon®, licensed from The Procter & Gamble Company;

•	Revlon® licensed from Revlon Consumer Products Corporation;

•	Dr. Scholl’s®, licensed from Schering-Plough HealthCare Products, Inc.;

•	Scholl® (in areas other than North America), licensed from SSL Int. Ltd.;

•	Sunbeam®, Health at Home® and Health o meter® licensed from Sunbeam Products, Inc.;

•	Sea Breeze®, licensed from Shiseido Company Ltd.; and

•	Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited.

      We own and actively market a number of trademarks, including:

•	OXO®

•	Brut®

•	Vitalis®

•	Final Net®

•	Ammens®

•	Condition 3-in-1®

•	TimeBlock®

•	Skin Milk®

•	Dazey®

•	Caruso®

•	Karina®

•	Visage Náturel™

•	DCNL™

•	Nandi™

•	Isobel™

      We also market hair and beauty care products under the following trademarks to the professional beauty salon industry:

•	Helen of Troy®

•	Hot Tools®

•	Hot Spa®

•	Salon Edition®

•	Gallery Series®

•	Wigo®

      We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.

PRODUCTS

      Our business is designing, developing, and selling a full line of personal care products and an expanding line of housewares products. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Appliances and Accessories	Hand-held dryers	Vidal Sassoon®, Revlon®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, HOT Professional®, Ecstasy™, Gold Series®, Gallery Series®, Wigo®, Cosmopolitan™, and Sable®

	Curling irons, straightening irons, hot air brushes, and brush irons	Vidal Sassoon®, Revlon®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, HOT Professional®, Gold Series®, Gallery Series®, Ecstasy™, Wigo®, Cosmopolitan™, and Sable®

	Hairsetters	Vidal Sassoon®, Revlon®, Sunbeam®, Cosmopolitan™, and Caruso™

	Paraffin baths, facial brushes, facial saunas, and other skin care appliances	Revlon®, Hotspa®, Sunbeam®, Dr. Scholl’s®, and Visage Naturel™

	Manicure/Pedicure Systems	Revlon®

	Foot baths	Dr. Scholl’s®, Scholl®, Revlon®, Sunbeam®, Carel®, and Hotspa®

	Foot massagers, hydro massagers, cushion massagers, body massagers, and memory foam products	Dr. Scholl’s®, Scholl®, Sunbeam®, Health o Meter®, Carel®, and Hotspa®

	Hair clippers, trimmers, exfoliators, and shavers	Vidal Sassoon®, Revlon®, and Sunbeam®

	Hard and soft-bonnet hair dryers	Dazey®, Lady Dazey®, Carel®, and Hot Tools®

	Hair styling, hand held mirrors, lighted mirrors, and utility implements	Vidal Sassoon®, Revlon®, Sunbeam®, Wave Rage™, Nandi™, DCNL®, and Ecstasy™

	Decorative hair accessories	Vidal Sassoon®, Revlon®, Karina®, Karina Girl™, HOT things™, Isobel™, DCNL®, and DCNL Signature™

Grooming, Skin Care, and Hair Care Products	Liquid hair styling products	Vitalis®, Final Net®, Condition 3-in-1®, and Vitapointe®

	Liquid skin care products	Sea Breeze®, TimeBlock®, Skin Milk®, and Visage Naturel™

	Medicated skin care products	Ammens®

	Fragrances, deodorants, and antiperspirants	Brut®

	Hair depilatory products	Epil Stop®

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Housewares	Kitchen tools	OXO®, Good Grips®, Grind it™, Steel™, Softworks®, Touchables® and Good Grips® Basics

	Household cleaning tools	OXO®, Good Grips®, Softworks® and Touchables®

	Storage and organization products	OXO®, Good Grips®, Softworks® and Touchables®

	Garden tools	OXO®, Good Grips® and Softworks®

      We continue to develop new products and enhance existing products in order to maintain and improve our position in the Personal Care and Housewares markets. For example, during fiscal 2005 we improved existing products by adding new technologies to them. Ceramic styling plates with Pulse Technology® and digital Ionic® dryers are examples of new technologies. Ceramic is easy to clean and radiates heat quickly while helping to retain moisture in the hair. We were also the first to market with jade plates in straighteners that transfer high quality temperatures and maintain heat longer than conventional straighteners. We re-formulated, re-packaged, and re-introduced the Vitalis® brand of men’s hair care products; giving them nationally televised exposure to an estimated audience of 14.8 million people in December 2004 with our sponsorship of the Vitalis® Sun Bowl college football game. For our Brut® line of men’s grooming products, we launched a new print advertising campaign, re-established customer promotion and re-introduced holiday gift packs. Our Housewares Segment had strong consumer acceptance of its OXO Good Grips Mandoline, a precision food cutting tool which has been compared favorably in the trade press to products selling at multiples of its retail price.

      Overall, in fiscal 2005 we introduced 426 new products across all our categories. Currently, 470 additional products are in our product development pipeline for fiscal 2006. At the 2005 International Housewares Show in Chicago, we introduced 120 new products, up from our record 95 the previous year. Included in our new products are important new line extensions such as new Revlon® ladies shavers, the Vidal Sasoon® “Studio Tools®” line of professional hair styling appliances, Brut® shaving products, the Sea Breeze® “Naturals” line of facial care products formulated and targeted for women 21 and older, new OXO® tea kettles, and an expanded line of OXO® home storage and organization products. With the increasing breadth and depth of our product lines, we believe we are well positioned for fiscal 2006 and beyond to continue to deliver high levels of service to our customers and great value and choice to our consumers.

      You can learn more about our currently marketed products at the following Internet addresses:

http://www.hotus.com
http://www.oxo.com
http://www.brutworld.com

SALES AND MARKETING

      We market our products primarily within the United States. Sales within the United States comprised approximately 82, 84 and 90 percent of total net sales in fiscal 2005, 2004, and 2003, respectively. Both our North American and International operations sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers. We continue to explore and test other channels of distribution including selected tele-marketing campaigns and online sales. We market products through a combination of outside sales representatives and our own internal sales staff.

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

      In fiscal 2004, we reached an agreement to become the title sponsor of the Sun Bowl for the next three years starting with the December 2004 game. The Sun Bowl is one of the longest running invitational post season college football games in the United States with a history that spans over 70 years. The “Vitalis® Sun Bowl” became the official name of this event. In 2004, CBS Sports broadcast the game to an estimated nationwide audience of 14.8 million people providing us an opportunity to re-introduce the Vitalis® brand to a whole new generation of consumers. We will continue as the sponsor for 2005 and 2006 with an option to extend our sponsorship to 2007.

      In January 2005, we entered into agreements with Don Schumacher Racing, the National Hot Rod Association and Just Marketing, Inc., to Sponsor Brut Racing, a funny car drag racing team that has begun participating in the NHRA Powerade Drag Racing Competition. This series of races occurs in 23 major metropolitan markets, attracts over 2,000,000 in live attendance annually, and receives over 150 hours of live or same day coverage on ESPN. The agreement is for three years and will give us the opportunity to extend the introduction of the Brut® Brand to our target consumers.

MANUFACTURING AND DISTRIBUTION

      We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples’ Republic of China, Thailand, Taiwan, and South Korea, to manufacture a significant portion of our products in the appliance, accessories and housewares product categories. Almost all of our grooming, skin care and hair care products are manufactured in North America (see discussion of our dependency on third party manufacturers in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Information and Factors That May Affect Future Results”). For fiscal 2005, 2004 and 2003, goods manufactured by vendors in the Far East comprised approximately 84, 89 and 95 percent, respectively, of the dollar value of all segments’ inventory purchases. Our new Housewares segment sources approximately 99 percent of its goods from vendors in the Far East. Our Far East percentage has been declining as the impact of purchases for our grooming, skin care and hair care products (manufactured primarily in North America) continues to become a larger share of our purchasing activity.

      The manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products. All our business segments employ numerous technical and quality control persons to assure high product quality.

      In total, we occupy in excess of 1,600,000 square feet of distribution space in various locations to support our operations. Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Southaven, Mississippi; Monee, Illinois; Toronto, Canada; and Vancouver, Canada, or directly to customers. We ship substantially all products to North American customers from these warehouses by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers primarily in the Far East, to warehouse facilities in The Netherlands, the United

Kingdom, Mexico, Brazil, or directly to customers. We ship products stored at the warehouses in The Netherlands, the United Kingdom, Mexico, and Brazil to distributors or retailers.

      Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often require us to carry substantial levels of inventory in order to meet our customers’ needs.

      Most of our products manufactured outside the countries in which they are sold are subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

      The Personal care segment depends significantly upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam® and Dr. Scholl’s® trademarks are of particular importance. New product introductions under licensed trademarks require approval from the respective licensors. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures. The duration of the license agreements for the Revlon®, Vidal Sassoon®, Sunbeam®, and Dr. Scholl’s® trademarks, including the renewal terms, are 58, 28, 15 and 14 years, respectively. Upon expiration of the current terms of these agreements, we have the right to extend their terms upon payment of a renewal fee. The discussion below covers the primary product categories that Helen of Troy currently sells under its major license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

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

      Under an agreement with Sunbeam Products, Inc., we are licensed to sell hair clippers, hair trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, foot massagers, back massagers, body massagers, memory foam products, and spa products bearing the Sunbeam®, Health at Home® and Health o meter® trademarks in the United States, Canada, Mexico, Central America, South America, and the Caribbean.

      In October 2002, we acquired from The Procter & Gamble Company the right to sell products under the trademark Sea Breeze® pursuant to a perpetual royalty free license from Shiseido Company Ltd. We currently sell a line of liquid skin care products under the Sea Breeze® name in the United States and Canada.

      Helen of Troy has filed or obtained licenses for over 250 design and utility patents in the United States and several foreign countries. Most of these patents cover product designs in our Housewares segment. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. Our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries.

CUSTOMERS

      Sales to Wal-Mart Stores, Inc., and its affiliate, SAM’S Club, accounted for approximately 25 percent, 28 percent, and 29 percent of our net sales in fiscal 2005, 2004, and 2003, respectively. No other customer accounted for ten percent or more of net sales during those fiscal years.

ORDER BACKLOG

      When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame. As such, there was no significant backlog of orders in any of our distribution channels as of the end of fiscal 2005.

COMPETITIVE CONDITIONS

      The markets in which we sell our products are very competitive and highly mature. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. In the Personal Care segment, our primary competitors include The Conair Corporation, Applica Incorporated, Remington Products Company, Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-USA, Inc., Chattem, J&J Boots, Andrew Jergens, Loreal, Unilever, and Alberto Culver. In the Housewares segment, the competition is highly fragmented. Our primary competitors include Kitchenaid (Lifetime Hoan Corporation), Zyliss AG, Copco (Wilton Industries, Inc.), Simple Human, Casabella and Interdesign. Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

      Our business is somewhat seasonal. Net sales in the third fiscal quarter accounted for approximately 35, 35, and 33 percent of fiscal 2005, 2004 and 2003 net sales, respectively. As a result of the seasonality of sales, our working capital needs fluctuate during the year.

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

EMPLOYEES

      As of fiscal year end 2005, we employed 711 full-time employees in the United States, Canada, Hong Kong, Europe, Brazil, Peru, Venezuela and Mexico of which 161 are marketing and sales employees, 111 are distribution employees, 36 are engineering and development employees, and 403 are administrative personnel. We also use temporary, part time and seasonal employees as needed. None of the Company’s employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

      Note (12) to the consolidated financial statements contains geographic information concerning our net sales and long-lived assets.

AVAILABLE INFORMATION

      We maintain an Internet site at the following address: http://www.hotus.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available on or through our Internet website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 (the “Securities Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to these reports and the reports required under Section 16 of the Securities Exchange Act of transactions in Company stock by directors and officers. Also on the Investor Relations page, under the heading “Corporate Governance” are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The public may also read and copy any of the materials we file with the SEC in accordance with the Securities Exchange Act at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about our Company. The address of the SEC’s Internet site is http://www.sec.gov.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

      The Company owns, leases, or otherwise utilizes through third party management service agreements, a total of 31 facilities which include selling, procurement, administrative and warehouse facilities worldwide. All facilities operated by the Company are well maintained and adequate for the purpose for which they are intended.

      We own our corporate headquarters, a 135,000 square foot office building with an adjacent 408,000 square foot warehouse, located on 50 acres in El Paso, Texas. We also own 32 acres of land in El Paso, Texas near the 50 acres on which our corporate headquarters and warehouse are located. Included in the 32 acres is 10 acres which we acquired in July 2004. The Company is holding this land for future business expansion.

      Personal Care Segment - We have two warehouses in El Paso, Texas: a 408,000 square foot warehouse that we own (adjacent to our corporate headquarters), and a 108,000 square foot warehouse under lease. We also own a 619,000 square foot warehouse in Southaven, Mississippi, (servicing our Personal Care segment) as well as the 29 acre plot of land on which that warehouse is located. We lease warehouse space in public warehouses located in Canada, Hong Kong, The Netherlands, and the United Kingdom.

      We own a sales and administrative facility in Sheffield, England. We also lease various sales and administrative facilities in Danbury, Connecticut; Bentonville, Arkansas; Minneapolis, Minnesota; and Troy, Michigan. Internationally, we lease various sales and administrative facilities in Canada, France, Germany, Mexico, Brazil, Peru, Hong Kong, Macao and Mainland China.

      Housewares Segment - We lease approximately 10,000 square feet for the Housewares’ selling and administrative offices in New York City, New York. Through a management services agreement, we utilize approximately 200,000 square feet of warehouse space in Monee, Illinois.

      Discontinued Segment - As more fully described in Note (15) to our consolidated financial statements, in April 2004 we completed the sale of our ownership interest in Tactica back to certain of its key operating manager-shareholders. At and prior to that time, Tactica leased administrative offices in New York City, New York and leased public warehouse space in Reno, Nevada.

      Future Expansion - As further discussed in Note (17) to our consolidated financial statements, towards the end of fiscal 2006 or early in fiscal 2007, the Company is planning to move its Southaven, Mississippi and Monee, Illinois distribution operations to a newly constructed and owned 1,200,000 square foot warehouse. We expect to sell our original Southaven, Mississippi facility. We do not expect to incur any losses on the disposition of this facility.

ITEM 3. LEGAL PROCEEDINGS

      Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong has assessed a total of $32,086,000 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong levies taxes on income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations.

      In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong. During fiscal 2005, we purchased $25,144,000 (U.S.) of additional tax reserve certificates as required by the IRD. With the purchase of these certificates, we have purchased $28,426,000 of tax reserve certificates for fiscal years 1995 through 2003. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations. If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,340,000 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate.

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

      United States Income Taxes - The Internal Revenue Service (“the IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568,000. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability will be settled with funds already on deposit with the IRS.

      Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
FISCAL 2005
First quarter	36.25	27.40
Second quarter	37.26	24.65
Third quarter	29.71	23.40
Fourth quarter	34.44	25.65

FISCAL 2004
First quarter	16.50	11.80
Second quarter	22.00	14.45
Third quarter	27.20	19.29
Fourth quarter	30.80	21.63

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

      We have one class of equity security outstanding at February 28, 2005; common stock with a par value of $0.10. As of May 5, 2005 there were approximately 370 holders of record of the company’s common stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder. We estimate that approximately 30,200 individuals and institutions hold our common stock.

CASH DIVIDENDS

      Our current policy is to retain earnings to provide funds for the operation and expansion of the Company’s business and for potential acquisitions. We have not paid any cash dividends on our common stock since inception. Our current intention is to pay no cash dividends in fiscal 2006. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table summarizes information about our equity compensation plans as of February 28, 2005. All outstanding awards relate to our common stock. All our equity compensation plans have been approved by shareholder vote.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,845,569	$14.60	714,373 (1)

(1)	Includes 353,887 shares authorized and available for issuance in connection with the Helen of Troy Limited 1998 Employee Stock Purchase Plan, 336,000 shares under the 1995 Non-Employee Director’s Stock Option Plan which expires on June 6, 2005 and 24,486 shares under the 1998 Employee Stock Option and Restricted Stock Plan.

PURCHASES OF HELEN OF TROY COMMON STOCK

      During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 shares of our common stock over a period extending through May 31, 2006. During the quarter ended February 28, 2005, we did not purchase any shares. From September 1, 2003 through February 28, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,670 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial information set forth below has been summarized from our consolidated financial statements. This information contains certain reclassifications necessary to restate prior years’ operations of Tactica as a discontinued segment. This information should be read in conjunction with the consolidated financial statements and the related Notes to consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” All currency amounts in this document are denominated in U.S. dollars.

For the year ended the last day of February,
(in thousands, except per share data)

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)
Statements of Income Data
Net sales (2)	$581,549	$474,868	$379,751	$338,644	$333,154
Cost of sales	307,045	257,651	224,027	211,041	211,013

Gross profit	274,504	217,217	155,724	127,603	122,141

Selling, general, and administrative expenses (2), (3)	172,480	131,443	105,522	97,876	94,516

Operating income	102,024	85,774	50,202	29,727	27,625

Interest expense	(9,870)	(4,047)	(3,965)	(4,185)	(3,989)
Other income (expense) (4)	(2,575)	4,312 (3)	2,333	1,927	3,122

Earnings before income taxes	89,579	86,039	48,570	27,469	26,758

Income tax expense	12,907	14,477	10,778	5,461	5,074

Income from continuing operations	76,672	71,562	37,792	22,008	21,684

Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax (1)	(222)	(11,040)	924	7,207	(4,352)

Net earnings	$76,450	$60,522	$38,716	$29,215	$17,332

Per Share Data
Basic
Continuing operations	$2.58	$2.52	$1.34	$0.78	$0.76
Discontinued operations	$(0.01)	$(0.39)	$0.03	$0.26	$(0.15)
Total basic earnings per share	$2.57	$2.13	$1.37	$1.04	$0.61

Diluted
Continuing operations	$2.36	$2.29	$1.28	$0.75	$0.75
Discontinued operations	$(0.01)	$(0.35)	$0.03	$0.25	$(0.15)
Total diluted earnings per share	$2.35	$1.94	$1.31	$1.00	$0.60

Weighted average number of common shares outstanding:
Basic	29,710	28,356	28,189	28,089	28,420
Diluted	32,589	31,261	29,548	29,199	28,729

ITEM 6. SELECTED FINANCIAL DATA — CONTINUED

As of last day of February,
(in thousands)

	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital (1)	$156,312	$166,445	$163,452	$182,791	$151,533
Total assets	811,449	489,609	405,629	357,558	337,181
Long-term debt	260,000	45,000	55,000	55,000	55,000
Stockholders’ equity (5)	420,527	350,103	289,602	250,326	219,609
Cash dividends	—	—	—	—	—

(1)	All fiscal year results presented include 100 percent of the results of Tactica under the line item, “Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax.” We acquired a 55 percent interest in Tactica in March 2000. On April 29, 2004 we completed the sale of our interest in Tactica back to certain of its key operating manager-shareholders. Accordingly, the results of operations of Tactica have been reclassified out of income from continuing operations and working capital has been restated to eliminate the impact of Tactica’s current assets and current liabilities. Also, in the fourth fiscal quarter of 2004, we recorded a loss of $5,699,000 from the impairment of Tactica goodwill, net of $1,938,000 of related tax benefits. Our consolidated financial statements for fiscal 2005 (for the period of time we owned Tactica), 2004, 2003, 2002 and 2001, as restated include 100 percent of Tactica’s net income or loss because Tactica had accumulated a net deficit at the time that we acquired our ownership interest, and because the minority shareholders of Tactica had not adequately guaranteed their portion of the accumulated deficit.

(2)	In fiscal 2003, we adopted Emerging Issues Task Force Abstract 01-9 (“EITF 01-9”). EITF 01-9 requires that certain vendors record certain consideration given to customers as reductions of sales, rather than as selling, general, and administrative expenses. Certain items that, prior to fiscal 2003, were classified as selling, general, and administrative expenses have been reclassified as reductions to net sales. Those items totaled $3,930,000 and $4,234,000 for fiscal years 2002 and 2001, respectively.

(3)	In fiscal 2001, we recorded a $2,457,000 charge in selling, general and administrative expenses for the remaining unamortized costs under a distribution agreement, which was later terminated. In fiscal 2004, we recorded income of $2,600,000, net of legal fees, in connection with the settlement of litigation matters related to this item. This income is included in the line item entitled “Other income.”

(4)	Other income includes gains (losses) from the sale and change in market value of trading securities of approximately ($3,410,000), $311,000, $75,000, $165,000, and $1,400,000 for fiscal years 2005, 2004, 2003, 2002, and 2001, respectively. Included in the fiscal 2005 loss is a $2,910,000 loss on marketable securities acquired in connection with the sale of Tactica.

(5)	In fiscal 2005, we repurchased 757,710 shares of common stock at a cost of $25,039,000. In fiscal 2004, we repurchased 806,126 shares of common stock at a cost of $20,572,000. In fiscal 2001, we repurchased 815,946 shares of common stock at a cost of $4,623,000. No common stock was repurchased during the fiscal years ended 2003 and 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on management’s current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Forward-Looking Information and Factors That May Affect Future Results” and in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

OVERVIEW OF THE YEAR’S ACTIVITIES

      Fiscal 2005 was a year of transition for our Company. We now manage and present our operating activities under two active segments, Personal Care and Housewares; and a Discontinued Segment. The Personal Care segment includes the global operations of hair care appliances, hair brushes, combs, hair accessories, hair care and skin care liquids and powders, and other personal care products business. The Housewares segment includes the operations of OXO whose key lines of business include kitchen tools, household cleaning tools, storage and organization products, and gardening tools. Within our two active segments, we follow a business strategy to develop and increase our market positions by expanding our lines of competitively priced innovative products that provide the consumer with more functionality and higher performance at competitive price points. We also continue to look for opportunities to expand our product portfolio through selective acquisition of brands or operating businesses that expand or complement existing product lines, and can fit synergistically with our sourcing and distribution capabilities. The following is a summary of the key activities that we have completed or continue to implement in order to sustain future growth and increase profitability:

•	Sale of Tactica: On April 29, 2004, we completed the sale of our 55 percent ownership interest in Tactica International, Inc. to its operating management. Tactica was sold because we believed it no longer fit into our business model and that a sale was the most appropriate course of action to maximize our long-term shareholder value. We received marketable securities, intellectual properties and the right to tax refunds for our 55 percent ownership interest and the release of the secured debt Tactica owed to us. We incurred no gain or loss on the sale transaction, over those recorded during the fourth fiscal quarter of 2004. In the first fiscal quarter of 2005, we recorded an additional loss from discontinued segment’s operations, net of tax benefits, of $222,000. Tactica’s assets and liabilities are shown on our February 29, 2004 consolidated balance sheet as “Assets or Liabilities of discontinued operations held for sale.” Tactica’s operating results are shown in our consolidated statements of income under “Income (Loss) from discontinued segment’s operations and impairment of related assets, net of tax benefit (expense).” The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At February 28, 2005 the market value of these securities was $120,000. In the third fiscal quarter of 2005, management determined the decline in market value to be other-than-temporary and accordingly began recording losses on the stock. For fiscal 2005, the total loss on stock available for sale was $2,910,000. For more information regarding the sale of Tactica, see Note (15) to our consolidated financial statements.

•	Acquisition and Financing of OXO: On June 1, 2004, we completed the acquisition of certain assets and liabilities of OXO International for a net cash purchase price of approximately $273,173,000, including certain liabilities. We closed several financings during the second quarter of fiscal 2005 in order to fund this acquisition and provide an expanded capital base for potential future growth. As disclosed in Notes (5) and (6) to our consolidated financial statements and under “Financing Activities” below, the financings established a new five-year, $75,000,000 revolving credit facility, and we cancelled our existing $50,000,000 revolving credit facility, borrowed and subsequently repaid a $200,000,000 Term

Loan Credit Agreement, and placed $225,000,000 of floating rate senior debt with five, seven and ten year maturities. The acquisition of OXO has provided the base of operations to establish our Housewares Segment, gave us additional retail distribution, and provided six significant brands: Good Grips®, Grind it™, Steel™, Softworks®, Touchables® and Good Grips® Basics. OXO’s kitchen tools, household cleaning tools, storage and organization products, and gardening tools have strong consumer recognition and appeal due to their unique stylish ergonomic designs and great utility at affordable prices.

•	Global Enterprise Resource Planning System: During the second fiscal quarter of 2005, we substantially completed Phase 1 of development and implementation of a new Global Enterprise Resource Planning system, which became operational in September 2004. With the implementation of the new system, most of our businesses with the significant exception of the newly acquired Housewares segment run under one integrated information system. We intend to transition the Housewares segment to our new system over the next year. The new system continues to improve and evolve as we extend functionality, tune performance and gain operating experience.

•	Acquisition of Skin Milk® and TimeBlock® Body and Skin Care Product Lines: On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of the Skin Milk® and TimeBlock® body and skin care products lines from Naterra International, Inc. The Company paid $12,001,000 in cash in the transaction funded out of our revolving line of credit. Skin Milk® is a line of body, bath and skin care products enriched with milk proteins, vitamins and botanical extracts. TimeBlock® is a line of clinically tested anti-aging skin care products. The acquisition of these two brands expands our product offerings in the Skin Care Category.

•	Planned Expansion of Warehouse Capacity: With the acquisition of OXO, our management began planning to expand our warehouse capacity. We have entered into an agreement for the construction and purchase of a new 1,200,000 square foot warehouse in Southaven, Mississippi. Towards the end of fiscal 2006 or early in fiscal 2007, we plan to move our existing Southaven, Mississippi and the Monee, Illinois distribution operations, owned and operated by another party, into this new facility. We plan at that time to sell our current Southaven, Mississippi facility and do not expect to incur any material losses on the disposition of this facility. The Monee, Illinois facility is operated through a management services agreement whose term will expire concurrent with the move. See Note (17) to the accompanying consolidated financial statements for additional information regarding this planned expansion.

•	Personal Care Product Initiatives: In the Personal Care segment, during fiscal 2005 we began selling under the Health at Home® and Health o meter® line of footbaths, massagers and memory foam products (licensed from Sunbeam Products, Inc.). We re-formulated, re-packaged and re-introduced the Vitalis® brand of men’s hair care products; giving them nationally televised exposure to an estimated audience of 14.8 million people in December 2004 with our sponsorship of the Vitalis® Sun Bowl college football game. For our Brut® line of men’s grooming products, we launched a new print advertising campaign, re-established customer promotion, and re-introduced the holiday gift packs. We developed important new line extensions such as new Revlon® ladies shavers, the Vidal Sasoon® “Studio Tools®” line of professional hair styling appliances, Brut® shaving products, the Sea Breeze® “Naturals” line of facial care products formulated and targeted for women 21 and older. These line extensions will be available for sale in early fiscal 2006.

•	Houseware Product Initiatives: Our Housewares Segment had strong consumer acceptance of its OXO Good Grips Mandoline, a precision food cutting tool, which has been compared favorably in the trade press to products selling at multiples of its retail price. We had success with the introduction of new designs in food choppers, a fat separator and an updated soap dispensing line that offers the antibacterial FreshCel™ sponge. New line extensions in this segment include tea kettles, and an expanded line of home storage and organization products. OXO products have strong consumer recognition and appeal due to their unique stylish ergonomic designs and great utility at affordable prices.

The following are financial highlights from fiscal 2005:

•	Consolidated net sales grew 22.5 percent, or approximately $106,681,000 in fiscal 2005 over fiscal 2004. Our new Housewares segment, provided 16.9 percentage points of consolidated net sales growth, or approximately $80,143,000 of net sales in nine months of operations (operations commenced on June 1, 2004). Our Personal Care segment provided 5.6 percentage points of consolidated net sales growth, or approximately $26,538,000, principally through the increased sales of the Brut® line of men’s grooming products.

•	Looking at the year from a geographic perspective, the United States accounted for 16.3 percentage points of our consolidated net sales growth, or approximately $77,356,000 while International operations provided 6.2 percentage points of consolidated net sales growth, or approximately $29,325,000. Most of the International growth came from expanding distribution in Latin America and Europe. Latin American operations, primarily Mexico, provided 3.0 percentage points, or approximately $14,039,000 of International net sales growth while European operations provided 2.8 percentage points, or approximately $13,468,000 of International net sales growth. Comparing fiscal 2005 versus fiscal 2004, Latin American net sales grew 128.3 percent, while European sales grew 31.5 percent.

•	Our net sales growth includes the benefit of a net positive foreign exchange impact of $4,260,000.

•	Consolidated operating income grew 18.9 percent or approximately $16,250,000 over the prior year. Consolidated operating income grew at a lower rate than consolidated net sales principally due to increased personnel expenses, increased incentive compensation costs, increased consulting fees and depreciation associated with our new information system which was placed into service early in our third fiscal quarter of fiscal 2005, increased consulting fees resulting from our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and an exchange rate loss of $1,142,000 in fiscal 2005 versus an exchange rate gain of $1,216,000 in fiscal 2004.

•	Interest expense was $9,870,000 in fiscal 2005 compared to $4,047,000 in fiscal 2004. The increase was the result of increased debt in connection with our acquisition of OXO.

•	Other income (expense), net was ($2,575,000) in fiscal 2005 compared to $4,312,000 in fiscal 2004. The change was due to lower interest income over the prior year, an unrealized loss on marketable securities of ($3,410,000) in fiscal 2005 compared to realized and unrealized gains on marketable securities of $311,000 in fiscal 2004, and the fact that in fiscal 2004, we had recorded other income of $2,600,000 in connection with the settlement of litigation.

•	As a result of the items noted above, our net income from continuing operations increased from $71,562,000 in fiscal 2004 to $76,672,000 in fiscal 2005 or, in percentage terms, by 7.1 percent over the prior year.

•	Our net income increased from $60,522,000 in fiscal 2004 to $76,450,000 in fiscal 2005 or, in percentage terms, by 26.3 percent. Fiscal 2004 included a full year of loss from our discontinued segment’s operations (Tactica) and impairment of related assets of $11,040,000, net of related tax benefits, while fiscal 2005 included only two months of the discontinued segment’s loss of $222,000, net of related tax benefits, through the date of sale; April 29, 2004.

•	Our diluted earnings per share from continuing operations increased from $2.29 in fiscal 2004 to $ 2.36 in fiscal 2005, or in percentage terms, by 3.1 percent. Our diluted earnings per share increased from $1.94 in fiscal 2004 to $2.35 in fiscal 2005, or in percentage terms, by 21.1 percent. Fiscal 2005 diluted earnings per share includes a $0.01 loss per share from discontinued operations covering two months activity through the date of sale of Tactica, while fiscal 2004 included a $0.35 loss per share from discontinued operations covering a full year of operations of Tactica and the impairment of related assets.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2005	2004	2003	2005	2004	2003	05/04	04/03
Net sales
Personal Care Segment	$501,406	$474,868	$379,751	86.2%	100.0%	100.0%	5.6%	25.0%
Housewares Segment	80,143	—	—	13.8%	0.0%	0.0%	*	*

Total net sales	581,549	474,868	379,751	100.0%	100.0%	100.0%	22.5%	25.0%

Cost of sales	307,045	257,651	224,027	52.8%	54.3%	59.0%	19.2%	15.0%

Gross profit	274,504	217,217	155,724	47.2%	45.7%	41.0%	26.4%	39.5%

Selling, general, and administrative expense	172,480	131,443	105,522	29.7%	27.7%	27.8%	31.2%	24.6%

Operating income	102,024	85,774	50,202	17.5%	18.1%	13.2%	18.9%	70.9%

Other income (expense):
Interest expense	(9,870)	(4,047)	(3,965)	-1.7%	-0.9%	-1.0%	143.9%	2.1%
Other income (expense), net	(2,575)	4,312	2,333	-0.4%	0.9%	0.6%	-159.7%	84.8%

Total other income (expense)	(12,445)	265	(1,632)	-2.1%	0.1%	-0.4%	*	-116.2%

Earnings before income taxes	89,579	86,039	48,570	15.4%	18.1%	12.8%	4.1%	77.1%
Income tax expense	12,907	14,477	10,778	2.2%	3.0%	2.8%	-10.8%	34.3%

Income from continuing operations	76,672	71,562	37,792	13.2%	15.1%	10.0%	7.1%	89.4%

Income (loss) from discontinued segment’s operations and impairment of related assets in 2004, net of tax	(222)	(11,040)	924	0.0%	-2.3%	0.2%	*	*

Net earnings	$76,450	$60,522	$38,716	13.1%	12.7%	10.2%	26.3%	56.3%

      * Calculation is not meaningful

(1)	Net sales percentages by segment are computed as a percentage of the related segment’s net sales to total net sales. All other percentages shown are computed as a percentage of total net sales.

Net Sales:

      Consolidated net sales increased 22.5 percent or $106,681,000 in fiscal 2005 over fiscal 2004. New product acquisitions accounted for 21.8 percentage points, or $103,606,000 of the sales percentage growth over fiscal 2004. New product acquisitions included all OXO Housewares products, acquired in June 2004; Skin Milk® and TimeBlock® lines of skin care products, acquired in September 2004; and seven months of sales of Brut® men’s grooming products through September of 2004. Brut® was acquired on September 29, 2003, accordingly the last five months of the current fiscal year’s sales is treated as core sales because we have comparable sales for the prior year. Core growth (growth without acquisitions) in fiscal 2005 was $3,075,000 or 0.7 percent. Core growth came from our appliance businesses and grooming, skin care, and hair care products business, providing 1.7 percentage points of our overall sales growth, offset by the negative 1.0 percent impact of sales volume declines in our brushes, combs and hair accessories business.

      Consolidated net sales increased 25.0 percent or $95,117,000 in fiscal 2004 over fiscal 2003. $41,074,000, or 10.8 percentage points of the fiscal 2004 incremental sales growth is due to the acquisition in October 2002 of six new brands and of one new brand in September 2003 in the grooming, skin care, and hair care product group. Core growth (growth without acquisitions) in fiscal 2004 was $54,043,000, or 14.2 percent.

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

Segment Net Sales:

      Net sales increased 5.6 percent or $26,538,000 in our Personal Care segment in fiscal 2005 over fiscal 2004. $23,463,000 or 4.9 percentage points of the fiscal 2005 incremental sales growth, is due to the acquisitions of the Skin Milk® and TimeBlock® lines of skin care products in September 2004 and seven months of sales of Brut® men’s grooming products through September of 2004. Brut® was acquired on September 29, 2003, accordingly the last five months of the current fiscal year’s sales is treated as core sales because we have comparable sales for the prior year. As previously discussed, core growth in this segment contributed $3,075,000 or 0.7 percentage points. Core growth came from our appliance businesses and grooming, skin care and hair care products business, providing 1.7 percentage points of our overall sales growth, offset by the negative 1.0 percent impact of sales volume declines in our brushes, combs and hair accessories business. In fiscal 2004 we sold certain niche products through various channels of distribution that accounted for approximately $14,300,000 in fiscal 2004 net sales. We evaluated the financial results and effort required for this business and decided not to continue marketing these products. We phased out of the business towards the end of fiscal 2004 and had insignificant sales activity in fiscal 2005. Additionally, fourth quarter sales for fiscal 2005 were negatively impacted by softer than expected holiday season sales across many categories of merchandise for certain retailers. This, in turn, resulted in lower sales to these retailers in late January and early February as the customers lowered their overall inventory levels. In fiscal 2005, appliances and accessories accounted for approximately 84 percent of the segment’s net sales while grooming, skin care and hair care products accounted for approximately 16 percent of the segment’s net sales. Key selling brands in this segment were Vidal Sassoon®, Revlon®, Brut®, Hot Tools®, Dr. Scholl’s® and Sunbeam®.

      Net sales increased 25.0 percent or $95,117,000 in our Personal Care segment in fiscal 2004 over fiscal 2003. $41,074,000 or 10.8 percentage points of the fiscal 2004 incremental net sales growth is due to the acquisition in October 2002 of Ammens®, Condition 3-in-1®, Final Net®, Sea Breeze®, Vitalis® and Vitapointe® brands, and the acquisition in September 2003 of the Brut® brand. $54,043,000 or 14.2 percentage points of the fiscal 2004 incremental net sales growth is due to core growth. In fiscal 2004, appliances and accessories accounted for approximately 89 percent of the segment’s net sales while grooming, skin care and hair care products accounted for approximately 11 percent of the segment’s net sales.

      Our Housewares segment was established through the acquisition of the OXO product lines from WKI Holding Company in June 2004. Net sales for the nine months of its operations during fiscal 2005 were $80,143,000. In fiscal 2005, food preparation products accounted for approximately 84 percent of the segment’s net sales, household cleaning tools accounted for approximately 11 percent of the segment’s net sales, and storage, organization and garden tools accounted for 5 percent of the segment’s net sales. Key selling brands in this segment were OXO Good Grips® and OXO Softworks®.

Geographic Net Sales:

      The following table sets forth, for the periods indicated, our net sales by geographic region, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2005	2004	2003	2005	2004	2003	05/04	04/03
Net sales by geographic region
United States	$475,212	$397,856	$339,537	81.7%	83.8%	89.4%	19.4%	17.2%
International	106,337	77,012	40,214	18.3%	16.2%	10.6%	38.1%	91.5%

Total net sales	$581,549	$474,868	$379,751	100.0%	100.0%	100.0%	22.5%	25.0%

(1)	Net sales percentages by geographic region are computed as a percentage of the geographic region’s net sales to total net sales.

      In fiscal 2005, the United States accounted for 16.3 percent of our consolidated net sales growth, or approximately $77,356,000 while International operations provided 6.2 percent or $29,325,000 of our consolidated net sales growth. Our net sales growth includes the benefit of a net positive foreign exchange impact of $4,260,000 in fiscal 2005. The United Kingdom, Canada, and Mexico accounted for approximately 36, 20 and 15 percent of International sales, respectively. The United Kingdom and Mexico were particularly strong contributors to our International growth.

      In fiscal 2004, the United States accounted for 15.4 percentage points of our consolidated net sales growth, or approximately $58,319,000 while International operations provided 9.6 percentage points or $36,798,000 of our consolidated net sales growth. Our net sales growth includes the benefit of a net positive foreign exchange impact of $4,405,000 in fiscal 2004. The United Kingdom, Canada, and Mexico accounted for approximately 40, 24 and 11 percent of international sales, respectively.

Gross Profit Margins:

      Gross profit, as a percentage of sales increased to 47.2 percent in fiscal 2005 from 45.7 percent in fiscal 2004 and 41.0 percent in fiscal 2003. The increase is primarily due to a combination of sales mix changes to higher margin items resulting from the acquisition of six liquid and powder hair and skin care brands from The Procter & Gamble Company in October 2002, the Brut® acquisition in September 2003 and the OXO acquisition in June 2004. In addition, in fiscal 2005 our margins benefited from selected product cost decreases, new item introductions at higher margins, all of which were partially offset by selling price decreases on selected items. Favorable currency exchange rates for the British Pound and Euro also helped improve margins in fiscal 2005 and fiscal 2004. Almost all of our products are purchased in U.S. dollars. 41.3 percent and 51.6 percent of International sales were in British Pounds or Euros during fiscal 2005 and fiscal 2004, respectively.

Selling, general, and administrative expense (“SG&A”):

      SG&A increased to 29.7 percent of net sales in fiscal 2005 from 27.7 percent in fiscal 2004. The 2.0 percent increase in SG&A between fiscal 2005 and fiscal 2004 was principally due to increased personnel expenses, increased incentive compensation costs, increased consulting fees and depreciation associated with our new information system, which was placed into service early in our third fiscal quarter of fiscal 2005, increased consulting fees resulting from our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and an exchange rate loss of $1,142,000 in fiscal 2005 versus an exchange rate gain of $1,216,000 in fiscal 2004.

      SG&A decreased to 27.7 percent of net sales in fiscal 2004 from 27.8 percent in fiscal 2003. The 0.1 percent decrease in SG&A between fiscal 2004 and fiscal 2003 resulted from the continued decrease in royalty expense as a percentage of sales due to our renewing of royalty agreements on more favorable terms, the benefit of prepaying minimum royalties, and an increase in sales for which we own the brand and thus do not incur royalty payments. Freight out costs saw increases mostly due to higher fuel sur-charges. The increased transportation costs were offset by lower distribution costs as a result of opening our new Southaven, Mississippi warehouse in early fiscal 2004.

Operating Income by Segment:

      Operating income by operating segment for fiscal 2005, 2004 and 2003 was as follows:

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2005	2004	2003	2005	2004	2003	05/04	04/03
Operating income by segment
Personal Care	$76,993	$85,774	$50,202	15.4%	18.1%	13.2%	-10.2%	70.9%
Housewares	25,031	—	—	31.2%	0.0%	0.0%	*	*

Total operating income	$102,024	$85,774	$50,202	17.5%	18.1%	13.2%	18.9%	70.9%

*	Calculation is not meaningful

(1)	Operating income percentages by segment shown are computed as a percentage of the segments’ net sales.

      Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. In connection with the acquisition of OXO, we agreed that World Kitchen, Inc. would perform certain corporate functions for OXO for a transitional period of time. The costs of these functions are reflected in SG&A for the Housewares segment’s operating income. These costs are currently expected to continue to be incurred through the end of fiscal 2006. During this transitional period, we have not made an allocation of our corporate overhead to OXO. We do not expect to make any allocation of our corporate overhead to OXO until such time as the transition services provided by World Kitchen, Inc. terminate and are assumed by Helen of Troy. When we decide that such allocations are appropriate, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.

      The Personal Care segment’s operating income decreased $8,781,000, or 10.2 percent for fiscal 2005 compared to fiscal 2004, and increased $35,572,000, or 70.9 percent for fiscal 2004 compared to fiscal 2003. The Personal Care segment’s operating income as a percentage of the segment’s net sales was 15.4, 18.1, and 13.2 percent for fiscal 2005, 2004 and 2003, respectively. Increased personnel expenses, increased incentive compensation costs, increased consulting fees and depreciation associated with our new information system which was placed into service early in our third fiscal quarter of fiscal 2005, increased consulting fees resulting from our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, and an exchange rate loss of $1,142,000 in fiscal 2005 versus an exchange rate gain of $1,216,000 in fiscal 2004, accounted for most of the decline in fiscal 2005 operating income. In fiscal 2004, net sales growth, improved gross margins, and decreased SG&A, as previously discussed were the significant contributing factors to the increased operating income in fiscal 2004 when compared to fiscal 2003.

      The Housewares segment’s operating income as a percentage of net sales for the Housewares segment was 31.2 percent. In connection with the acquisition of OXO, we agreed that World Kitchen, Inc. would perform certain corporate functions for OXO for a transitional period of time. The costs of these functions are reflected in SG&A for the Housewares segment’s operating income. These costs are currently expected to continue to be incurred through the end of fiscal 2006. During this transitional period, we have not made an allocation of our corporate overhead to OXO. We do not expect to make any allocation of our corporate overhead to OXO until such time as the transition services provided by World Kitchen, Inc. terminate and are assumed by Helen of Troy. When we decide that such allocations are appropriate, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.

      Interest expense and Other income (expense):

      Interest expense increased to $9,870,000 in fiscal 2005 compared to $4,047,000 in fiscal 2004. The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the $273,173,000 acquisition of OXO and the $12,001,000 acquisition of TimeBlock® and Skin Milk® (See Notes 4, 5, 6 and 16 to our consolidated financial statements for related discussions of new debt financings and the OXO, TimeBlock® and Skin Milk® acquisitions).

      Interest expense increased to $4,047,000 in fiscal 2004 compared to $3,965,000 in fiscal 2003. The additional $82,000 was due to our draw of $32,000,000 under a revolving line of credit at the end of September 2003 to purchase the rights to produce and distribute Brut® products. By the end of fiscal year 2004 we had repaid all borrowings against the loan.

      Other income (expense) was ($2,575,000) of loss in fiscal 2005 compared to income of $4,312,000 and $2,333,000 in fiscal 2004 and 2003, respectively. The following schedule shows key components of other income (expense):

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2005	2004	2003	2005	2004	2003	05/04	04/03
Other income (expense):
Interest income	$359	$438	$1,088	0.1%	0.1%	0.3%	-18.0%	-59.7%
Realized and unrealized gain (losses) on securities	(3,410)	311	67	-0.6%	0.1%	0.0%	*	*
Litigation settlement gain, net	—	2,600	—	0.0%	0.5%	0.0%	*	*
Miscellaneous other income	476	963	1,178	0.1%	0.2%	0.3%	-50.6%	-18.3%

Total other income (expense)	$(2,575)	$4,312	$2,333	-0.4%	0.9%	0.6%	-159.7%	84.8%

      * Calculation is not meaningful

(1)	Sales percentages shown are computed as a percentage of total net sales.

      Interest income continued to trend lower in fiscal 2005, 2004 and 2003 due to lower levels of temporarily invested cash being held each year and lower interest rates in fiscal 2004.

      Realized and unrealized losses on securities for fiscal 2005 included a $2,910,000 loss on marketable securities acquired in connection with the sale of Tactica (see Note 15 to our consolidated financial statements). These marketable securities carry a restriction that prevents us from disposing of the stock prior to July 31, 2005, and are accordingly classified as stock available for sale. At acquisition, the securities had a market value of $3,030,000. At February 28, 2005 the market value of these securities was $120,000. Management determined the decline in market value to be other-than-temporary and accordingly recorded the $2,910,000 loss.

      In fiscal 2004, we recorded other income of $2,600,000 in connection with the settlement of litigation.

Income tax expense:

      Our fiscal 2005 income tax expense was 14.4 percent of net income before taxes, a rate substantially lower than the 16.8 percent and 22.2 percent rates that we experienced in fiscal 2004 and 2003, respectively. The decline was due to the continuing trend of more of our income in fiscal 2005 and 2004 being taxed in lower tax rate jurisdictions as non-United States operations continue to become a larger portion of our business. Also, in fiscal 2005 we decreased our tax accruals by $2,046,000 due to the settlement reached with the United States Internal Revenue Service for fiscal years 2000 through 2002. Had these accruals not been adjusted, our income tax expense for fiscal 2005 would have been 16.7 percent of net income before taxes.

DISCONTINUED OPERATIONS

      As more fully described in Note (15) to our consolidated financial statements, on April 29, 2004 we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent share of Tactica and the release of $16,396,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds.

      Tactica was sold because we believed it no longer fit into our business model. We believe selling Tactica was the most appropriate course of action to maximize our long-term shareholder value. The sale freed key corporate managers to concentrate their efforts on our remaining core operating divisions and to explore and integrate new business opportunities better suited to our long-term objectives and operating system.

      Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting for segments to be disposed by sale and, in our circumstances, requires us to report Tactica as a discontinued operation. In accordance with SFAS 144, we classified all assets and liabilities of Tactica as “Assets of discontinued segment held for sale” and “Liabilities of discontinued segment held for sale” in the accompanying consolidated balance sheet as of the end of fiscal 2004. SFAS 144 also requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after net income from continuing operations for each year presented. In fiscal 2005, we recorded a loss of $222,000 net of taxes in connection with the discontinued operations of Tactica, to record its losses incurred for the fiscal year through the date of sale. For fiscal 2004, in connection with the discontinued operations of Tactica and the impairment of its goodwill, we recorded a total loss of $11,040,000, net of taxes. The accompanying consolidated statements of income and consolidated statements of cash flows contain all appropriate reclassifications for each year presented.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Selected measures of our liquidity and capital resources as of fiscal year end 2005 and 2004 are shown below:

	2005	2004
Accounts Receivable Turnover (Days) (1)	70.0	60.9
Inventory Turnover (Times) (1)	2.4	2.2
Working Capital	$156,312,000	$166,445,000
Current Ratio	2.2 : 1	3.2 : 1
Ending Debt to Equity Ratio (2)	64.2%	15.7%
Return on Average Equity (1)	19.9%	18.9%

(1)	Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Current portion of long-term debt” and “Long-term debt, less current portion.” The significant increase in the ratio is due to the additional financing we incurred to acquire OXO and the TimeBlock® and Skin Milk® brands. For further information regarding this financing, see Notes (4), (5), (6) and (16) to our consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities:

      Our cash balance was $21,752,000 at the end of fiscal 2005 compared to $53,048,000 at the end of fiscal 2004. Operating activities provided $45,367,000 of cash during fiscal 2005, compared to $68,918,000 during fiscal 2004. During fiscal 2005 and fiscal 2004, net income, along with an increase in accounts payable, accrued expenses, and income taxes payable provided operating capital necessary to fund $72,356,000 and $18,915,000 of combined growth in accounts receivable and inventory, respectively.

      In 2005, the growth in inventory and accounts receivable were required to support growth in our new Housewares segment and the grooming, skin care, and hair care product groups in our Personal Care segment. Accounts receivable grew $38,938,000, or 53.5 percent during fiscal 2005, compared to an increase of $15,636,000, or 27.4 percent during fiscal 2004. Inventory grew $33,418,000 or 32.1 percent during fiscal 2005, compared to $3,279,000 or 3.3 percent during fiscal 2004.

      In fiscal 2005, our accounts receivable turnover increased to 70.0 days from 60.9 days in fiscal 2004. This growth is due to the impact throughout the year of growth in International sales, which has longer credit terms than United States customers, extended holiday dating in the third fiscal quarter, and the unfavorable temporary impact on our collection group’s operational effectiveness during the conversion to, and in the first few months after implementation of our new Global Information System. In fiscal 2005, inventory turnover increased to 2.4 from 2.2 in fiscal 2004. The increased turns were due to improved operations in our traditional appliance business and the growth in significance of our new lines of business, which can operate on lower inventory levels, principally the housewares, grooming, skin care, and hair care product groups.

      Working capital decreased to $156,312,000 at the end of fiscal 2005 compared to $166,445,000 at the end of fiscal 2004. Our current ratio dropped to 2.2:1 in fiscal 2005 from 3.2:1 in fiscal 2004. Our current ratio continues to drop because our current liabilities, principally accounts payable and accrued expenses, are growing in percentage terms faster than our current assets, principally receivables and inventory.

      Working capital was also affected by the prepayment of certain license renewals and royalty obligations in order to take advantage of discounts offered by licensors in exchange for early payment. In fiscal 2005, we spent $1,689,000 prepaying certain future minimum royalty obligations. In fiscal 2004, we spent $4,749,000 prepaying license renewals and $5,251,000 prepaying certain future minimum royalty obligations. In fiscal 2003, we spent $11,500,000 prepaying certain minimum royalty obligations.

Investing Activities:

      In fiscal 2005, investing activities used $279,114,000 of cash compared with $63,460,000 used in fiscal 2004. Listed below are some significant highlights of our 2005 investing activities:

•	On June 1, 2004 we spent $273,173,000 to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. OXO serves as the underlying business platform for our new Housewares segment, offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization. During fiscal 2005, $262,228,000 of the purchase price and subsequent purchase price adjustments were recorded under the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•	On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights and customer lists. The Company paid the purchase price of $12,001,000 in cash funded out of the Company’s revolving line of credit. The purchase price was allocated $11,906,000 to trademarks and $95,000 to property and equipment. The entire purchase price was recorded in the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•	On December 15, 2004, we sold a 12,000 square foot office facility in Hong Kong for $6,726,000 resulting in a $22,000 loss. The facility was previously used as a procurement office, procurement showroom and staff training site. These functions were moved to other facilities we maintain in Macao and China. The proceeds from the sale of this facility are recorded under the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•	During fiscal 2005, we incurred capital expenditures of $5,760,000 on our Global Enterprise Resource Planning System. On September 7, 2004, we went live on the new system. Capital spending on the initial implementation is substantially complete, although we expect to continue to invest in significant functionality enhancements to the new system in the quarters to follow. Also, additional funds will be required to convert OXO to the new system. In fiscal 2005, we spent $198,000 on the OXO conversion. We currently estimate the balance of costs yet to be incurred on enhancements and the OXO conversion to be $1,600,000.

•	During fiscal 2005, we also invested $991,000 in new molds and tooling, $1,734,000 on land to be used for future expansion, $876,000 on additional computer software and hardware and $2,101,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	During fiscal 2005, we also invested an additional $374,000, in patent development costs primarily on behalf of our Housewares segment.

Listed below are some significant highlights of our 2004 and 2003 investing activities:

•	In fiscal 2004, we spent $55,255,000 to acquire from Unilever NV all marketing rights, formulas, fixed assets and production process know-how to distribute the Brut® brands in North America, Latin America and the Caribbean. This transaction is more fully described in Note (4) to the consolidated financial statements. In fiscal 2003, we spent $16,920,000 to acquire from The Procter & Gamble Company all rights to the trademarks and certain rights to the formulas and production processes for four trademarks: Ammens®,Vitalis®, Condition 3-in-1®, and Final Net®. In connection with this acquisition, we also spent $19,000,000 to acquire rights under licenses to sell products for two additional trademarks; Sea Breeze® and Vitapointe®.

•	During fiscal 2003, we signed a new agreement with The Procter & Gamble Company and paid a $2,000,000 licensing fee allowing us to sell appliances and combs, hair brushes, and accessories using the Vidal Sassoon® trade name worldwide except in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan, and Thailand. In addition, we are obligated under the agreement to pay royalties on a quarterly basis. The initial agreement was for a ten-year term with options to extend the agreement for two additional ten-year periods.

•	We spent $947,000 in fiscal 2004 completing the outfitting and startup of our Mississippi warehouse operation, $2,142,000 on our new office facility in the UK, $5,523,000 on our global information system, and $444,000 for normal and recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We spent $16,700,000 in fiscal 2003 on the purchase, outfitting and startup of our Mississippi warehouse operation, $3,664,000 on transportation equipment, and $312,000 for normal and recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

Financing Activities:

      During fiscal 2005, financing activities provided $202,451,000 of cash.

      As mentioned in Notes (5) and (6) to our consolidated financial statements, and further discussed under “Forward-Looking Information and Factors that may affect Future Results”, during the second quarter of fiscal 2005 we entered into a series of financing transactions that established a new five-year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and we borrowed and subsequently repaid a $200,000,000 Term Loan Credit Agreement, and placed $225,000,000 of floating rate senior debt with five, seven and ten year maturities.

      On June 1, 2004, we acquired certain assets and liabilities of OXO International for a net cash purchase price of approximately $273,173,000, including the assumption of approximately $4,040,000 of certain liabilities. To fund the acquisition, we entered into a five-year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement.

      Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. The rates paid on various draws during the period from June 1, 2004 through February 28, 2005 ranged from 2.195 percent to 5.500 percent. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled. By the end of fiscal 2005, we had paid off all borrowings under the Revolving Line of Credit. The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

      Borrowings under the $200,000,000 Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004, as discussed in Notes (5) and (6) to the consolidated financial statements. For the period, outstanding borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125 percent.

      On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. Interest rates during the latest fiscal year on these notes ranged from 2.436 to 3.410 percent for the five and seven year notes, and 2.486 to 3.460 percent for the ten year notes. On March 29, 2005, the interest rates on these notes were reset for the next three months at 3.940 percent for the five and seven year notes and 3.990 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty. The proceeds of the Senior Notes financing were used to repay the $200,000,000 borrowings under the Term Loan Credit Agreement, and $25,000,000 of the outstanding borrowings on our $75,000,000 Revolving Line of Credit Agreement. The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

      At February 28, 2005, we were in compliance with all covenants under all of our financing agreements.

      With the completion of these financings, the Company now operates under substantially more leverage and incurs higher interest costs. While at February 29, 2004 we had total indebtedness of $55,000,000, as of February 28, 2005 we had $270,000,000 in total indebtedness outstanding. This increase in debt has added new constraints on our ability to operate our business, including but not limited to:

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

      In connection with these financing transactions, we incurred $4,429,000 of financing costs. These costs are being amortized over the related lives of the various notes financed, ranging from 5 to 10 years.

      On September 22, 2003, certain of our subsidiaries entered into a $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrued interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon our timely election, borrowings accrued interest based on the respective 1, 2, 3, or 6 month LIBOR rate plus 0.75 percent (based upon the term of the borrowing). The credit facility allowed for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduced the $50,000,000 borrowing limit dollar for dollar. The Bank of America credit agreement required the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement was guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain U.S. subsidiaries. The credit facility was cancelled on June 1, 2004.

      During fiscal 2004 and fiscal 2003, we funded our activities with internally generated cash flow. While we borrowed from time to time against certain revolving credit facilities, all borrowings were short-term and repaid within months of the initial advances. Our most significant short-term borrowing was the draw of $32,000,000 of cash to initially fund our September 29, 2004 acquisition of the Brut® brand. As of fiscal year end 2004, we used internally generated operating cash flow to pay off this advance.

      During the second fiscal quarter of fiscal 2004, our Board of Directors approved a resolution to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock.

      During fiscal 2005, we purchased and retired a total of 376,060 shares of our common stock on the open market at a total purchase price of $11,243,000. An additional 381,650 shares of common stock were tendered by a key shareholder and retired as payment and satisfaction of $13,797,000 of stock purchase price and federal income tax obligations arising from the exercise of 1,000,000 options by a key employee-shareholder. This transaction was valued at an average share price of $36.15 using the average of the high bid and low bid prices for Helen of Troy stock as reported on the NASDAQ National Market System on the day the stock was tendered.

      During fiscal 2004, we purchased and retired a total of 344,000 shares of our common stock on the open market at a total purchase price of $7,877,000. An additional 462,126 shares of common stock were tendered by a key shareholder and retired as payment and satisfaction of $12,695,000 of stock purchase price and federal income tax obligations arising from the exercise of 1,200,000 options by a key employee-shareholder. This transaction was valued at an average share price of $27.47 using the average of the high bid and low bid prices for Helen of Troy stock as reported on the NASDAQ National Market System on the day the stock was tendered.

      Proceeds from employee option exercises and purchases through our employee stock purchase plan combined to provide $3,122,000 of cash and $8,320,000 in tax benefits in fiscal 2005, and $8,026,000 of cash and $8,045,000 in tax benefits in fiscal 2004.

Contractual Obligations:

      Our contractual obligations and commercial commitments, as of the end of fiscal 2005 were:

PAYMENTS DUE BY PERIOD ENDED THE LAST DAY OF FEBRUARY
(in thousands)

		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years

Long-term debt	$270,000	$10,000	$10,000	$10,000	$3,000	$103,000	$134,000
Open purchase orders — inventory	125,563	125,563	—	—	—	—	—
Minimum royalty payments	18,856	3,595	3,708	3,713	3,729	2,946	1,165
Advertising and promotional	24,936	6,875	6,914	6,114	1,837	929	2,267
Operating leases	3,863	1,486	1,234	698	243	202	—
Implementation of enterprise resource planning system	1,600	1,600	—	—	—	—	—
Other	13,511	5,925	4,431	3,155	—	—	—

Total contractual obligations	$458,329	$155,044	$26,287	$23,680	$8,809	$107,077	$137,432

Off-Balance Sheet Arrangements:

      We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

      Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

Non-monetary Transactions:

      During fiscal 2003, we entered into two non-monetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. During fiscal 2005, we entered into additional non-monetary transactions in which we exchanged inventory with a book value of approximately $1,011,000, for additional advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value, which approximated their fair value. We used approximately $1,196,000, $1,400,000 and $600,000 of the advertising credits during fiscal 2005, 2004 and 2003, respectively. As of February 28, 2005, all credits from the 2003 transaction had been utilized. All remaining credits are valued at $915,000 and $1,100,000 on our consolidated balance sheets at the end of fiscal 2005 and 2004, respectively, and are included in the line item entitled “Prepaid Assets.”

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

      In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong. During fiscal 2005, we purchased additional tax reserve certificates in the amount of $25,144,000 (U.S.) as required by the IRD. With the purchase of these certificates, we have purchased tax reserve certificates totaling $28,426,000 for fiscal years 1995 through 2003. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

      If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,340,000 (U.S.) in taxes for fiscal year 2004 and 2005. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

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

      Allowance for accounts receivable - We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. If the financial condition of our customers were to deteriorate or our judgment regarding their financial condition was to change negatively, additional allowances may be required resulting in a charge to income in the period such determination was made. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination was made.

      Valuation of inventory - We consume our inventory stocks using a first-in-first-out system. We record inventory on our balance sheet based on the lower of its average cost or its net realizable value. Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

      Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. In fiscal 2004, we recorded a goodwill impairment charge in connection with the discontinued operations of our Tactica segment, as more fully described in Note (15) to our consolidated financial statements. No impairment charges were recorded in fiscal 2005.

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

      For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - Summary of Significant Accounting Policies, included in the accompanying consolidated financial statements. Note (1) contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

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

Risk Factors

We rely on key senior management to operate our business; the loss of any of these senior managers could have an adverse impact on our business.

      We do not have a large group of senior executives in our business. Accordingly, we depend on a small number of key senior executives to run our business. In particular, we rely heavily on the services of Mr. Rubin, our Chief Executive Officer and President. We do not maintain “key man” life insurance on any of our key senior executives. The loss of any of these persons could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to find, relocate and integrate adequate replacements for any of these persons. Further, in order to continue to grow our business, we will need to expand our key senior management team. We may be unable to attract or retain these persons. This could hinder our ability to grow our business and could disrupt our operations or materially adversely affect the success of our business.

We rely on our new Global Enterprise Resource Planning System; the failure of which could have an adverse impact on our profitability.

      On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. With the implementation of this new system, most of our businesses with the significant exception of the newly acquired Housewares segment run under one integrated information system. We continue with the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. Complications resulting from the continuing process adjustments could potentially cause considerable disruptions to our business. The change from the old system to the new system continues to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements have required a significant effort across our entire organization. During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. We also are implementing several significant functionality enhancements. These additional implementations will continue to strain our internal resources, could impact our ability to do business, and may result in higher implementation costs and concurrent reallocation of human resources.

      To support these new technologies, we are building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for failure and risk. We continue to rely substantially on outside vendors to assist us with implementation and enhancements and will continue to rely on certain vendors to assist us in maintaining some of our new infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. Over time, we plan to transition many of these third party services to our in-house staff and continue with significant training efforts in order to do so. The transition from third party services to in-house staffing of such services poses risks that could cause additional business disruptions. Finally, natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

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

Acquisitions and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

      As previously mentioned, we acquired certain assets and liabilities of OXO International on June 1, 2004. On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. To the extent that these acquisitions are not favorably received by consumers, shareholders, analysts, and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel associated with the acquisitions,

•	the diversion of management’s attention from other business concerns,

•	risks of entering markets in which we have no or limited prior experience, and

•	the potential loss of key employees associated with the acquisitions.

If we are unable to successfully integrate the operations, technologies, products, or personnel that we have acquired, our business, results of operations, and financial condition could be materially adversely affected.

Our sales are dependent on sales from several large customers and the loss of, or substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

      A few customers account for a substantial percentage of our sales. Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers. In particular, sales to Wal-Mart Stores, Inc., and its affiliate, SAM’S Club, accounted for approximately 25 percent of our net sales in fiscal 2005. While no other customer accounted for ten percent or more of net sales, our top 5 customers accounted for approximately 44 percent of fiscal 2005 net sales. Although we have long-standing relationships with our major customers, no contracts require these customers to buy from us, or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

Our projections of sales and earnings are highly subjective and our future sales and earnings could vary in a material amount from our projections.

      Most of our major customers purchase our products electronically through electronic data interchange and expect us to promptly deliver products from our existing inventories to the customers’ retail stores or distribution centers. This method of ordering products allows our customers to immediately respond to changes in demands of their retail customers. From time to time, we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order and ship process is short, it is difficult for us to accurately predict the amount of our sales and related earnings. Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Because our ability to forecast sales is highly subjective, there is a risk that our future sales and earnings could vary materially from our projections.

We are dependent on third party manufacturers, most of which are located in the Far East and any inability to obtain products from such manufacturers could have a material adverse effect on our business, financial condition and results of operations.

      All of our products are manufactured by unaffiliated companies, most of which are in the Far East. Risks associated with such foreign manufacturing include: changing international political relations; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production in the Far East. However, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, could have a material adverse effect on our business, financial condition and results of operations.

      With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We have incurred substantial debt to fund acquisitions which could have an adverse impact on our business and profitability.

      During the second quarter of fiscal 2005, we incurred substantial debt as more fully described in Notes (5) and (6) to the consolidated financial statements and under the “Financing Activities” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes,

•	an increased portion of our cash flow from operations will be required to pay interest on our debt, which will reduce the funds available to us for our operations,

•	the new debt has been issued at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates,

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions,

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate,

•	the new debt agreements contain financial and restrictive covenants, and our failure to comply with them could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on among other things, our ability under certain circumstances to:

•	incur additional debt, including guarantees;

•	incur certain types of liens;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations;

•	enter into substantial new lines of business;

•	enter into certain types of transactions with our affiliates.

Our disagreements with taxing authorities, tax compliance and the impact of changes in tax law could have an adverse impact on our business.

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

      In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong. During fiscal 2005, we purchased additional tax reserve certificates in the amount of $25,144,000 (U.S.) as required by the IRD. With the purchase of these certificates, we have purchased tax reserve certificates totaling $28,426,000 for fiscal years 1995 through 2003. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

      If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,340,000 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

      United States Income Taxes - The Internal Revenue Service (“the IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568,000. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability will be settled with funds already on deposit with the IRS.

      The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

      At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. Our position is that we will permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries, and accordingly have made no provision for U.S. federal income taxes on these undistributed earnings. At February 28, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

      Compliance with and Changes in Tax Law - The future impact of tax legislation, regulations or treaties, including any future legislation in the United States or abroad that would affect the companies or subsidiaries that comprise our consolidated group is always uncertain. Our ability to respond to such changes so that we maintain favorable tax treatment, the cost and complexity of such compliance, and its impact on our ability to operate in jurisdictions flexibly always poses a risk.

      In addition, because our Parent Company is a foreign corporation, we incur risks associated with our ability to avoid classification of our parent company as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical we avoid Controlled Foreign Corporation status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership of the Company were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.

We materially rely on licensed trademarks, the loss of which could have a material adverse effect on our revenues and profitability.

      We are materially dependent on our licensed trademarks as a substantial portion of our sales revenue comes from selling products under licensed trademarks. As a result, we are materially dependent upon the continued use of such trademarks, particularly the Vidal Sassoon® and Revlon® trademarks. Actions taken by licensors and other third parties could diminish greatly the value of any of our licensed trademarks. If we were unable to sell products under these licensed trademarks or the value of the trademarks were diminished by the licensor due to their continuing long-term financial capability to perform under the terms of the agreements or other reasons, or due to the actions of third parties, the effect on our business, financial condition and results of operations could be both negative and material.

In our Housewares segment, we rely on a third party to provide certain warehousing, order fulfillment and shipment services. Any inability of the third party to continue to provide us these services until such time as we can effectively transfer these operations to our own warehouse facilities, or problems encountered during the transition to our own warehouse facilities, could have an adverse affect on the Company’s revenues and profitability and impair this segment’s business.

On June 1, 2004 the Company announced that, indirectly through its subsidiary Helen of Troy Limited (Barbados), the Company had completed its acquisition of certain assets and liabilities of OXO from World Kitchen (GHC), LLC, WKI Holding Company, Inc. and World Kitchen, Inc. (collectively, “Seller”) for approximately $273.2 million plus the assumption of certain liabilities. In connection with this acquisition, Seller agreed to perform certain transitional services for the Company until March 31, 2005, including, the warehousing, order fulfillment and shipment of OXO products. Seller and the Company agreed to extend the period of these services until February 28, 2006. The Company is in the process of planning the transition of the warehousing, order fulfillment and shipment services from Seller to Company on or before February 28, 2006. This transition includes, the:

•	building of a new 1,200,000 square foot warehouse facility in Mississippi that was announced by the Company and the construction of which will begin in May 2005;

•	acquiring and installing new state of the art warehouse equipment and systems;

•	transitioning the warehousing, order fulfillment and shipment processes for the OXO products to our new Global Enterprise Resource Planning system;

•	the physical moving of the existing OXO inventory from Sellers’ current warehouse facility in Illinois to Mississippi; and

•	testing and successful implementation of the new warehouse facility and systems.

Any delays in construction of the new warehouse facility or problems encountered in connection with any of the foregoing requirements for transitioning the warehousing, order fulfillment and shipment services could have an adverse effect on the Company’s ability to fill orders for OXO products which could adversely affect the Company’s revenues and profitability and impair the OXO business.

NEW ACCOUNTING GUIDANCE

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

      In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including equity securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. We have applied the guidance provided by EITF 03-1 and determined that certain recent declines in the market value of securities acquired in connection with the sale of Tactica, as discussed in Notes (1) and (15) to our consolidated financial statements were “other-than-temporary”, and recorded the appropriate recognition of a loss in our fiscal 2005 operating results.

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for fiscal years beginning June 15, 2005 or later. Management is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or other rights to receive future compensation that are based on the fair value of the company’s equity securities. The statement eliminates the use of APB Opinion No. 25, “Accounting for Stock

Issued to Employees”, and generally requires such transactions be accounted for using a fair-value-based method and recording compensation expense rather than an optional pro forma disclosure of what expense amounts might be. The provisions of SFAS 123R are effective for public companies at the beginning of their first annual period beginning after June 15, 2005.

      We expect to adopt SFAS No. 123R on March 1, 2006.

      SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. At February 28, 2005, we had 24,486 options available for issue under our employee stock option plan, and 336,000 options available for issue under our non-employee director’s stock option plan. The director’s stock option plan is set to terminate in June 2005, so effectively; we plan to issue only 56,000 options under this plan. Based upon our analysis of our current stock option plans in place, and assuming no further modifications to these plans, the estimated impact of adopting SFAS No. 123R for fiscal 2007 (fiscal year of adoption) will be to add approximately $856,000 net of tax benefits, to our annual operating expense. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We continue to evaluate this legislation and FSP No. 109-2 to determine whether we will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of February 28, 2005 is both floating and fixed. Fixed rates are in place on $45,000,000 senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $225,000,000 of senior notes. Interest rates on these notes are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. Interest rates during the latest fiscal year on these notes ranged from 2.436 to 3.410 percent for the five and seven year notes, and 2.486 to 3.460 percent for the ten year notes. On March 29, 2005, the interest rates on these notes were reset for the next three months at 3.940 percent for the five and seven year notes and 3.990 percent for the ten year notes. Increases in interest rates expose us to risk on this debt. Also, with respect to our $45,000,000 senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

      As mentioned in “Financial Condition, Liquidity, and Capital Resources”, interest rates on our revolving credit agreement vary based on the higher of the Federal Funds Rate + 0.50 percent or Bank of America’s prime rate, or alternatively at our election, the LIBOR rate and the period we lock LIBOR in for. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement allows for maximum revolving borrowings of $75,000,000. At the end of fiscal 2005, there were no outstanding borrowings and $150,000 of open letters of credit under this credit agreement. The need to borrow under this agreement could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

      As mentioned under Notes (5) and (6) to our consolidated financial statements, “Financial Condition, Liquidity, and Capital Resources”, and “Forward-Looking Information and Factors that may affect Future Results”, on June 29, 2004, we established a new five year, $75,000,000 revolving credit facility, cancelled our existing $50,000,000 revolving credit facility, and placed $225,000,000 of floating rate senior debt with five, seven, and ten year maturities. Both the new revolving credit facility and the senior debt bear floating rates of interest. For example, a 1 percent increase in our base interest rates could impact us by adding up to $3,000,000 of additional interest cost annually. The addition of this level of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.

      Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany are transacted in Euros, in Canada are transacted in Canadian Dollars and in Mexico are transacted in Pesos. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.

      Our net sales denominated originally in currencies other than the U.S. Dollar totaled approximately $87,880,000, $73,259,000 and $43,366,000 during the fiscal years ended 2005, 2004 and 2003, respectively. In fiscal 2005, we incurred a foreign currency exchange loss of $1,142,000. We incurred foreign currency exchange gains totaling $1,216,000 and $1,638,000 for the fiscal years ended 2004 and 2003, respectively.

      We hedge against foreign currency exchange rate-risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

      The following table summarizes the various forward contracts we designated as cash flow hedges that were open at the end of fiscal 2005 and 2004:

February 28, 2005

									Weighted
									Average	Market Value
								Weighted	Forward Rate	of the
						Spot Rate at	Spot Rate at	Average	at	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	February 28,	Forward Rate	February 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	($891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	($548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	($403)

										($2,389)

February 29, 2004

									Weighted
									Average	Market Value
								Weighted	Forward Rate	of the
						Spot Rate at	Spot Rate at	Average	at	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	February 29,	Forward Rate	February 29,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	$46
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	($141)

										($983)

      Our cash flow hedges, while executed in order to minimize our foreign currency exchange rate risk, do subject us to fair value fluctuations on the underlying contracts. The following table shows the potential fair value gain or loss in U.S. Dollars that would arise from a hypothetical 10 percent change as of February 28, 2005 in each hedged currency’s forward rate.

	Change in Fair Value Due To
	a 10% Movement in Forward Rates
	(in thousands)
	Favorable	Unfavorable
British Pound Hedges	$3,771	($3,771)
Euro Hedges	400	(400)

      This table is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we will incur. It is important to note that the change in value represents the estimated change in the fair value of the contracts. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses over the same period as the contract. We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Helen of Troy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended.

      Our internal control system was designed by, or under the supervision of, the Company’s principal executive and principal financial officers, management, and other personnel, with guidance, where appropriate from the Company’s Board of Directors, to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on its assessment, management believes that, as of February 28, 2005, the Company’s internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the operating assets and liabilities and results of operations of OXO International, which we acquired on June 1, 2004, as permitted by Securities and Exchange Commission rules and regulations. See Note (16) for a further discussion of the OXO acquisition. The operating assets resulting from this acquisition constituted approximately 5.2 percent of consolidated assets as of February 28, 2005; and 13.8 percent of consolidated revenues and 24.5 percent of consolidated operating income for the year then ended.

      The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 51.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Helen of Troy Limited:

      We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the Company) as of February 28, 2005 and February 29, 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended February 28, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule titled “Schedule II — Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. Our audit of internal control over financial reporting of the Company excluded an evaluation of the internal control over financial reporting of the Company’s Housewares segment containing the operations of OXO International. OXO International was acquired by the Company during the fiscal year ended February 28, 2005 and was excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005.

/s/ KPMG LLP

El Paso, Texas
May 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Helen of Troy Limited:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Helen of Troy Limited and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Board of Directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

      Helen of Troy Limited acquired OXO International during the fiscal year ended February 2005. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, OXO International’s internal control over financial reporting associated with total assets of $42,259,000 and net revenues of $80,143,000 included in the consolidated financial statements of the Company as of and for the year ended February 28, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of OXO International.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helen of Troy Limited and subsidiaries as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended February 28, 2005, and our report dated May 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

El Paso, Texas
May 14, 2005

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

February 28, 2005 and February 29, 2004
(in thousands, except shares and par value)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$21,752	$53,048
Trading securities, at market value	192	692
Receivables — principally trade, less allowance of $2,167 and $1,100	111,739	72,801
Inventories	137,475	104,057
Prepaid expenses	8,421	7,212
Deferred income tax benefits	7,655	5,930

Total current assets	287,234	243,740

Property and equipment, at cost less accumulated depreciation of $31,424 and $27,423	71,551	68,828
Goodwill, net of accumulated amortization of $7,726	201,200	35,069
Trademarks, net of accumulated amortization of $220 and $215	157,716	68,361
License agreements, net of accumulated amortization of $13,074 and $11,634	29,241	30,681
Other intangible assets, net of accumulated amortization of $1,287	17,077	—
Assets of discontinued operations held for sale	—	23,185
Tax certificates	28,425	3,282
Other assets	19,005	16,463

	$811,449	$489,609

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable, principally trade	30,871	15,642
Accrued expenses:
Advertising and promotional	9,392	5,114
Other	54,248	22,935
Income taxes payable	26,411	23,604

Total current liabilities	130,922	77,295

Liabilities of discontinued operations held for sale	—	17,211
Long-term debt, less current portion	260,000	45,000

Total liabilities	390,922	139,506

Stockholders’ equity
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,830,526 and 29,288,307 shares issued and outstanding	2,983	2,929
Additional paid-in-capital	87,723	73,679
Retained earnings	331,606	274,413
Accumulated other comprehensive loss	(1,784)	(918)

Total stockholders’ equity	420,527	350,103

Commitments and contingencies	$811,449	$489,609

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended The Last Day of February,
	2005	2004	2003
Net sales	$581,549	$474,868	$379,751
Cost of sales	307,045	257,651	224,027

Gross profit	274,504	217,217	155,724

Selling, general, and administrative expense	172,480	131,443	105,522

Operating income	102,024	85,774	50,202

Other income (expense):
Interest expense	(9,870)	(4,047)	(3,965)
Other income, net	(2,575)	4,312	2,333

Total other income (expense)	(12,445)	265	(1,632)

Earnings before income taxes	89,579	86,039	48,570
Income tax expense	12,907	14,477	10,778

Income from continuing operations	76,672	71,562	37,792

Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax benefit (expense) of $442, $8,394 and ($1,252)	(222)	(11,040)	924

Net earnings	$76,450	$60,522	$38,716

Earnings per share:
Basic
Continuing operations	$2.58	$2.52	$1.34
Discontinued operations	$(0.01)	$(0.39)	$0.03
Total basic earnings per share	$2.57	$2.13	$1.37

Diluted
Continuing operations	$2.36	$2.29	$1.28
Discontinued operations	$(0.01)	$(0.35)	$0.03
Total diluted earnings per share	$2.35	$1.94	$1.31

Weighted average common shares used in computing net earnings per share
Basic	29,710	28,356	28,189
Diluted	32,589	31,261	29,548

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended The Last Day of February, 2005, 2004, and 2003
(in thousands)

			Other
		Additional	Compre-		Total
	Common	Paid-In	hensive	Retained	Stockholders'
	Stock	Capital	(Loss)	Earnings	Equity
Balances February 28, 2002	$2,820	$53,424	$—	$194,082	$250,326
Net earnings	—	—	—	38,716	38,716
Exercise of common stock options, net	3	336	—	—	339
Issuance of common stock in connection with employee stock purchase plan	2	219	—	—	221
Cancellation of stock recovered from escrow	(5)	5	—	—	—

Balances February 28, 2003	2,820	53,984	—	232,798	289,602

Components of comprehensive income:
Net earnings	—	—	—	60,522	60,522
Unrealized loss on cash flow hedging derivatives	—	—	(918)	—	(918)

Total comprehensive income					59,604

Exercise of common stock options, including tax benefits of $8,045	187	21,036	—	—	21,224
Issuance of common stock in connection with employee stock purchase plan	2	245	—	—	246
Acquisition and retirement of common stock	(81)	(1,586)	—	(18,906)	(20,572)

Balances February 29, 2004	2,929	73,679	(918)	274,413	350,103

Components of comprehensive income:
Net earnings	—	—	—	76,450	76,450
Change in value of stock available for sale	—	—	2,610	—	2,610
Reclassification of losses to income	—	—	(2,610)	—	(2,610)
Unrealized loss on cash flow hedging derivatives	—	—	(866)	—	(866)

Total comprehensive income					75,584

Elimination of minority interest upon sale of Tactica	—	—	—	2,679	2,679
Exercise of common stock options, including tax benefits of $8,301	129	16,747	—	—	16,876
Issuance of common stock in connection with employee stock purchase plan	2	322	—	—	324
Acquisition and retirement of common stock	(77)	(3,025)	—	(21,937)	(25,039)

Balances February 28, 2005	$2,983	$87,723	$(1,784)	$331,606	$420,527

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended The Last Day of February,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$76,450	$60,522	$38,716
Adjustments to reconcile net earnings to net cash provided by operating activities Depreciation and amortization	9,708	6,128	6,422
Provision for doubtful receivables	1,067	38	719
Purchases of trading securities	—	(197)	(3,487)
Proceeds from sales of trading securities	—	1,252	2,258
Realized gain — trading securities	—	(223)	(157)
Unrealized (gain) loss — trading securities and securities held for sale	3,410	(82)	90
Deferred taxes, net	(1,725)	(1,791)	684
Gain on disposal of property, plant, and equipment	(180)	—	(58)
Loss (earnings) from operations of discontinued segment	222	7,279	(924)
Loss from impairment of goodwill of discontinued segment	—	3,761	—
Changes in operating assets and liabilities:
Accounts receivable	(37,473)	(15,674)	5,084
Inventories	(33,418)	(3,279)	(5,967)
Prepaid expenses	(1,209)	253	(5,226)
Prepayment of royalties	(1,689)	(5,251)	(11,500)
Purchase of Tax Certificates	(25,144)	(3,282)	—
Other assets	2,362	6,397	5,392
Accounts payable	15,229	(721)	8,863
Accrued expenses	26,203	10,254	2,565
Income taxes payable	11,554	3,534	3,865

Net cash provided by operating activities	45,368	68,918	47,339

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(286,263)	(65,120)	(59,596)
Proceeds from sales of property, plant, and equipment	7,068	80	536
Increase in other assets	81	1,580	1,109

Net cash used by investing activities	(279,114)	(63,460)	(57,951)

Cash flows from financing activities:
Proceeds from debt	425,000	—	—
Repayment of short-term acquisition financing	(200,000)	—	—
Repayment of long-term debt	(10,000)	—	—
Payment of financing costs	(4,429)	—	—
Proceeds from exercise of stock options and employee stock purchases, net	3,122	8,026	560
Common stock repurchases	(11,242)	(7,877)	—

Net cash provided by financing activities	202,451	149	560

Net increase (decrease) in cash and cash equivalents	(31,295)	5,607	(10,052)
Cash and cash equivalents, beginning of year	53,048	47,441	57,493

Cash and cash equivalents, end of year	$21,752	$53,048	$47,441

Supplemental cash flow disclosures:
Interest paid	$8,589	$4,131	$3,890
Income taxes paid (net of refunds)	$4,395	$2,319	$5,025
Common stock received as exercise price of options	$5,758	$5,400	$—

See accompanying notes to consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Helen of Troy Limited, a Bermuda company, and its subsidiaries (“the Company”) design, develop, import, and distribute an expanding portfolio of brand-name consumer products. We currently manage and report on our business in two active segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, body powder and skin care products. The Housewares segment is new this year and reports the operations of OXO International (“OXO”), which we acquired on June 1, 2004, as further discussed in Notes (4),(5), (6) and (16) to our consolidated financial statements. The Houseware segment’s products include kitchen tools, household cleaning tools, storage and organization products, and gardening tools. Both operating segments sell their portfolio of products; principally through mass merchants, general retail and specialty retail outlets in the United States and other countries. We purchase our products from unaffiliated manufacturers, most of which are located in The People’s Republic of China, Thailand, Taiwan, South Korea, and the United States.

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

Our consolidated financial statements include the accounts of Helen of Troy Limited and its subsidiaries. Tactica International, Inc. (“Tactica”), a subsidiary in which we acquired a 55 percent interest in fiscal 2001, has been presented as a discontinued operation in accordance with the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the consolidated balance sheet for the year ended February 29, 2004 presents Tactica’s total assets in the line “Assets of discontinued operation held for sale”, and its total liabilities in the line “Liabilities of discontinued operations held for sale.” As more fully described in Note (15) to our consolidated financial statements, on April 29, 2004 we completed the sale of our ownership interest in Tactica back to certain of its key operating manager-shareholders. For the periods presented through the date of Tactica’s sale, our consolidated net income included 100 percent of Tactica’s net income or loss because the minority interest in Tactica’s accumulated deficit had not been extinguished. We eliminate intercompany balances and transactions in consolidation.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(d)	Consideration paid to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where the customer is required to provide us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statement of income on the line entitled “Selling, general, and administrative expenses” (“SG&A”). Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales. Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales. Customer incentives included in SG&A were $13,869,000, $16,603,000, and $14,942,000, for the fiscal years 2005, 2004, and 2003, respectively.

(e)	Inventories and cost of sales

Our inventories consist almost entirely of finished goods. We account for inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of our average cost or net realizable value. A product’s average cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our warehouse locations, and general and administrative expenses directly attributable to the procurement of inventory.

General and administrative expenses in inventory include all the expenses of operating the Company’s Hong Kong and Macao sourcing facilities, expenses incurred for production forecasting, and expenses incurred for product design, engineering and packaging. We charged $11,082,000, $11,373,000, and $10,195,000 of such general and administrative expenses to inventory during fiscal years 2005, 2004, and 2003, respectively. We estimate that $4,192,000 and $4,745,000 of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at fiscal year ends 2005 and 2004, respectively. When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

The “Cost of sales” line item on the consolidated statements of income is comprised of the book value (lower of average cost or net realizable value) of inventory sold to customers during the reporting period.

(f)	Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income on the “Selling, general, and administrative expenses” line. Our expenses for shipping and handling totaled $38,355,000, $32,701,000, and $24,489,000 during the fiscal years ended 2005, 2004, and 2003, respectively. We report revenue from shipping and handling charges on the “Net sales” line of our consolidated statements of income, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” We only include charges for shipping and handling in “Net sales” for sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(g)	Valuation of accounts receivable

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

(h)	Property and equipment

These assets are stated at cost. Depreciation is recorded primarily on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

(i)	License agreements, trademarks, patents and other intangible assets.

A significant portion of our sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, Health at Home®, Health o meter® and Dr. Scholl’s® trademarks. Our license agreements are reported on the Company’s consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner which we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales subject to license agreements comprised 56 percent, 64 percent, and 71 percent of total consolidated net sales for fiscal years 2005, 2004, and 2003, respectively. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the “Selling, general, and administrative expenses” line.

We also sell products under trademarks that we own. Trademarks that we acquire from other entities are recorded on our consolidated balance sheets based upon the appraised cost of acquiring the trademark, net of any accumulated amortization. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. When trademarks have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In certain instances, we have determined that particular trademarks have an indefinite useful life. In these cases, no amortization is recorded.

Patents acquired through purchase from other entities, if material are recorded on our consolidated balance sheets based upon the appraised cost of the acquired patents and amortized over the remaining life of the patent in the jurisdiction filed. Additionally, we incur certain internal costs, primarily legal fees in connection with the design, development and filing of patents on new products under development which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

Other Intangible assets include customer lists and a non-compete agreement that we acquired from other entities. These are recorded on our consolidated balance sheets based upon the appraised cost of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal (customer lists) or the term of the non-compete agreement.

See Notes (3) and (4) for additional information on our intangible assets.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The number of potentially dilutive securities was 2,879,000, 2,905,000 and 1,359,000 for fiscal years 2005, 2004, and 2003, respectively. Options to purchase common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of our common stock totaled 40,500, -0- and 4,162,662 for fiscal 2005, 2004, and 2003, respectively.

(l)	Cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprised $17,530,000 and $31,159,000 of the amount reported on our consolidated balance sheets as “Cash and cash equivalents” at fiscal year ends 2005 and 2004, respectively. Our cash equivalents consist primarily of variable rate demand bonds that mature in 35 or fewer days.

(m)	Trading securities and stock available for sale

Trading securities consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date. We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date. At February 28, 2005, we held investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, certain investments in equity securities are classified as trading securities and included in the “Current assets” section of our consolidated balance sheets. All unrealized gains and losses attributable to such securities are included in “Other income” on the consolidated statements of income.

In connection with the sale of Tactica, as further discussed in Note (15) to these consolidated financial statements, we acquired certain marketable securities; which carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. Accordingly, we have classified this stock as available for sale, which is included in the “Other assets” section of our consolidated balance sheets. If gains or losses on stock available for sale are considered temporary, they are recognized as an element of “Other

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

comprehensive income” in our consolidated statement of stockholder’s equity and comprehensive income. If losses are incurred which are considered other-than-temporary, they are included as an unrealized loss in “Other income” in our consolidated statements of income. The stock available for sale had a market value at acquisition of $3,030,000. As of February 28, 2005, this stock had a market value of $120,000. In the third fiscal quarter of 2005, management determined the decline in market value to be other-than-temporary and accordingly reversed the accumulated other comprehensive losses taken to date and began recording unrealized losses on the stock. For fiscal 2005, the total unrealized loss on stock available for sale was $2,910,000.

The sum of unrealized and realized net gains and (losses) attributable to trading securities totaled ($500,000), $311,000, and $67,000 in fiscal 2005, 2004, and 2003, respectively.

(n)	Foreign currency transactions and derivative financial instruments

The U.S. Dollar is our functional currency. All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred. Changes in exchange rates that affect cash flows and the related receivables or payables are included as part of the totals on our consolidated statements of income on the line entitled “Selling, general, and administrative expenses.” Our foreign exchange gains/(losses), including the impact of currency hedges totaled ($1,142,000), $1,216,000 and $1,638,000 during the fiscal years ended 2005, 2004, and 2003, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates. We first entered into such contracts in fiscal 2003. We account for these transactions in accordance with Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or our consolidated statement of stockholders’ equity and comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges. In our case, we record these transactions on the line entitled “Selling, general, and administrative expenses” in our consolidated statements of income, or the line entitled “Unrealized loss on cash flow hedging derivatives” in our consolidated statement of stockholders’ equity and comprehensive income, as appropriate. All our current contracts are highly effective cash flow hedges and are adjusted to their fair market values at the end of each calendar quarter. We evaluate all hedging transactions each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statements of income. See Note (13) to these consolidated financial statements for a further discussion of our hedging activities.

(o)	Advertising

Advertising costs are expensed in the fiscal year in which they are incurred and included in our consolidated statements of income on the “Selling, general, and administrative expenses” line. We incurred advertising costs of $25,559,000, $27,106,000 and $20,133,000 during the fiscal years ended 2005, 2004, and 2003, respectively.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(p)	Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $5,767,000 and $4,114,000 as of fiscal year ends 2005 and 2004, respectively. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past three fiscal years:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
			accrual -
FISCAL YEAR	Beginning	Additions to	payments and
ENDED FEBRUARY	balance	accrual	credits issued	Ending balance
2005	$4,114	$19,880	$18,227	$5,767
2004	$3,263	$15,848	$14,996	$4,114
2003	$3,428	$12,408	$12,573	$3,263

Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires disclosure of these guarantees, of our product warranty liabilities, and of various indemnity arrangements to which we are a party. Additional disclosures related to this policy are contained in Notes (5), (6) and (9) to these consolidated financial statements.

(q)	Carrying value of long-lived assets

We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist; further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If the analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. In fiscal 2005, we did not record any charges for impairment of long-lived assets. In fiscal 2004, we recorded a goodwill impairment charge in connection with the discontinued operations of our Tactica segment, as more fully described in Note (15) to our consolidated financial statements.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually.

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists and patents. We amortize certain intangible assets using the straight-line method over appropriate periods ranging from five to forty years. We recorded intangible asset amortization totaling $2,732,000, $1,445,000 and $1,330,000 during fiscal 2005, 2004 and 2003, respectively. See Notes (3) and (4) to these consolidated financial statements for more information about our intangible assets.

(s)	Interest income

Interest income is included in “Other income, net” on the consolidated statements of income. Interest income totaled $359,000, $438,000 and $1,088,000 in fiscal 2005, 2004, and 2003, respectively.

(t)	Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (6) for our assessment of the fair value of our guaranteed Senior Notes. We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. Dollars at specified rates. The fair value of such contracts is determined in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note (13) for more information on our hedging activities.

(u)	Stock-based compensation plans

Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and No. 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation,” currently encourage, but do not require companies to record compensation expense for stock-based compensation plans at fair value. We have chosen to account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we recognize no expense in connection with our stock-based compensation plans, as all stock option grants are made at market value on the date of grant. Income tax benefits attributable to stock options exercised are credited to “Additional paid-in-capital.” In fiscal 2005, we credited $8,301,000 of tax benefits arising from such exercise. In fiscal 2004, we credited $8,045,000 of tax benefits arising from such exercise. Disclosures about the Company’s stock-based compensation plans are included in Note (8) to these consolidated financial statements.

As further discussed under “New accounting guidance” below, we plan to change our method of accounting to comply with new requirements of SFAS 123R, which will require expensing of the fair value of options granted over the vesting lives of the options. This change will not take place until March 1, 2006, the start of our fiscal 2007 year.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(v)	New accounting guidance

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including equity securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. We have applied the guidance provided by EITF 03-1 and determined that certain recent declines in the market value of securities acquired in connection with the sale of Tactica as discussed in Notes (1) and (15) to our consolidated financial statements were “other-than-temporary”, and recorded the appropriate recognition of a loss in our fiscal 2005 operating results.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for fiscal years beginning June 15, 2005 or later. Management is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement addresses the accounting for share-based payment transactions (for example,

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or other rights to receive future compensation that are based on the fair value of the company’s equity securities. The statement eliminates the use of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions be accounted for using a fair-value-based method and recording compensation expense rather than an optional pro forma disclosure of what expense amounts might be. The provisions of SFAS 123R are effective for public companies at the beginning of their first annual period beginning after June 15, 2005. We expect to adopt SFAS No. 123R on March 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. At February 28, 2005, we had 24,486 options available for issue under our employee stock option plan, and 336,000 options available for issue under our non-employee director’s stock option plan. The director’s stock option plan is set to terminate in June 2005, so effectively; we plan to issue only 56,000 options under this plan. Based upon our analysis of the current stock option plans in place, and assuming no further modifications to these plans, the estimated impact of adopting SFAS No. 123R for fiscal 2007 (fiscal year of adoption) will be to add approximately $856,000 net of tax benefits, to our annual operating expense. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We continue to evaluate this legislation and FSP No. 109-2 to determine whether we will

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our consolidated financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

A summary of property and equipment (in thousands) was as follows:

	Estimated
	Useful Lives	Last day of February,
	(Years)	2005	2004
Land	—	$8,658	$12,123
Building and improvements	20-40	44,357	45,868
Computer and other equipment	3-5	23,330	11,287
Molds and tooling	1-3	13,613	10,462
Transportation equipment	3-5	3,840	3,741
Furniture and fixtures	5-15	8,127	7,247
Construction in process	—	750	—
Information system under development	—	300	5,523

		102,975	96,251
Less accumulated depreciation		(31,424)	(27,423)

Property and equipment, net		$71,551	$68,828

We recorded $5,025,000, $3,653,000 and $4,049,000 of depreciation expense for fiscal 2005, 2004, and 2003, respectively. Capital expenditures totaled $14,663,000, $13,805,000 and $19,294,000 in fiscal 2005, 2004, and 2003, respectively.

We lease 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real- estate partnership in which our Chief Executive Officer and another member of our Board of Directors are limited partners. During fiscal 2005, 2004, and 2003, we paid this real-estate partnership rentals of $526,000 $454,000, and $614,000.

During fiscal 2005, molds and tooling having a net book value of $124,000 at February 29, 2004, were reclassified from “Other assets” to “Property and equipment.” The acquisition of OXO International (“OXO”) accounted for most of the increase in the net book value of molds since February 29, 2004. Given the scope and nature of OXO’s activities, management now believes this reclassification to be a more appropriate characterization of the nature of the assets acquired and has reclassified all previously acquired similar assets accordingly. See Note (16) for a further discussion of the OXO acquisition.

NOTE 3 — INTANGIBLE ASSETS

The following table is a summary, by operating segment, of the carrying amounts and associated accumulated amortization for our intangible asset balances as of February 28, 2005 and February 29, 2004.

INTANGIBLE ASSETS
(in thousands)

			February 28, 2005			February 29, 2004
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount
Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$166,131	$—	$—	$—
All other goodwill	Personal Care	Indefinite	42,795	(7,726)	35,069	42,795	(7,726)	35,069

			208,926	(7,726)	201,200	42,795	(7,726)	35,069

Trademarks:
OXO	Housewares	Indefinite	75,200	—	75,200	—	—	—
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other trademarks — definite lives	Personal Care	[1]	338	(220)	118	338	(216)	122
All other trademarks — indefinite lives	Personal Care	Indefinite	31,081	—	31,081	16,922	—	16,922

			157,936	(220)	157,716	68,577	(216)	68,361

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(13,074)	11,241	24,315	(11,634)	12,681

			42,315	(13,074)	29,241	42,315	(11,634)	30,681

Other:
Patents, customer lists & non-compete agreements	Housewares	2 - 13 Years	18,364	(1,287)	17,077	—	—	—

Total			$427,541	$(22,307)	$405,234	$153,687	$(19,576)	$134,111

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

During fiscal 2005, we reclassified $17,717,000 from Brut® goodwill to Brut® trademarks having an indefinite life and have reclassified this amount in the February 29, 2004 consolidated balance sheet and related schedules accordingly. The reclassification has no impact on the consolidated statements of income. Management believes this reclassification to be a more appropriate characterization of the nature of the acquisition costs paid for the Brut® brand.

NOTE 3 — INTANGIBLE ASSETS, CONTINUED

The following table summarizes the amortization expense attributable to intangible assets for the years ending on the last day of February 2005, 2004, and 2003, as well as estimated amortization expense for the fiscal years ending the last day of February 2006 through 2010.

(in thousands)
Aggregate Amortization Expense
For the twelve months ended

February 28, 2005	$2,732
February 29, 2004	$1,445
February 28, 2003	$1,330

Estimated Amortization Expense
For the fiscal years ended

February 2006	$3,152
February 2007	$2,931
February 2008	$2,857
February 2009	$2,807
February 2010	$2,513

Many of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures. For the fiscal year ending February 28, 2006, minimum royalties due and minimum advertising expenditures under these agreements total $3,595,000 and $6,875,000, respectively.

NOTE 4 — ACQUISITION OF TRADEMARKS AND OF RIGHTS UNDER LICENSE AGREEMENTS

On October 21, 2002, we acquired from The Procter & Gamble Company the right to sell products under six trademarks. We acquired all rights to the trademarks and certain rights to the formulas and production processes for four of the six trademarks: Ammens®, Vitalis®, Condition 3-in-1®, and Final Net®. The Procter & Gamble Company also assigned to us its rights under licenses to sell products for two additional trademarks, Sea Breeze® and Vitapointe®. The Sea Breeze® license is perpetual. We have completed an analysis of the economic lives of the trademarks acquired and believe these trademarks to have indefinite economic lives except for the Vitapointe® license. We have determined that the license covering the Vitapointe® trademark has an economic life equal to its initial term through December 2010 and are currently amortizing the intangible asset over that period. We recorded amortization expense on the Vitapointe® license of $255,000 and $128,000 for the fiscal years ended February 28, 2005 and February 29, 2004, respectively.

On September 29, 2003, we acquired certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from Sonoco, Inc., a wholly owned subsidiary of Unilever NV. The assets consist principally of patents, trademarks, and trade names, product formulations and production technology, related finished goods inventories, distribution rights, and customer lists. We paid $55,255,000 in cash in the transaction. The transaction was funded with $32,000,000 drawn against a short-term revolving credit facility with Bank of America, and $23,255,000 of cash on hand. We completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. Based upon our analysis, we allocated $51,317,000 to trademarks having an indefinite economic life, $3,725,000 to inventory, and $213,000 to fixed assets.

In the first fiscal quarter of 2005, as part of the proceeds of our sale of Tactica, we recorded $2,255,000 for the Epil Stop® trademark, which we believe to have an indefinite useful life (see Note 13).

NOTE 4 — ACQUISITION OF TRADEMARKS AND OF RIGHTS UNDER LICENSE AGREEMENTS, CONTINUED

On June 1, 2004, we acquired certain assets and liabilities of OXO International (“OXO”) for a net cash purchase price of approximately $273,173,000 including the assumption of certain liabilities. The acquisition was funded through a combination of short-term and long-term debt as further discussed in Notes (5) and (6) to these consolidated financial statements. In the acquisition, we recorded goodwill of $165,388,000 (subsequently adjusted to $166,131,000), additional trademarks with indefinite useful lives (and thus not subject to amortization) of $75,200,000, and other intangible assets totaling $17,990,000 (subsequently adjusted to $18,364,000). “Other intangible assets” are subject to amortization over varying lives ranging from 2 to 13 years and consist of patents, customer lists and a non-compete agreement. These allocations reflect the completion of our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price based upon independent appraisals. We believe that the OXO acquisition resulted in recognition of goodwill primarily because of its industry position, management strength, and business growth potential. See Note (16) for a further discussion of the OXO acquisition.

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

NOTE 5 — SHORT-TERM DEBT

On September 22, 2003, certain subsidiaries of the Company entered into a $50,000,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrued interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, with timely election, borrowings could accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus 0.75 percent (based upon the term of the borrowing). The credit facility allowed for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduced the $50,000,000 borrowing limit dollar for dollar. The credit agreement required the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. We were in compliance with all these requirements. The agreement was guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain U.S. subsidiaries. This credit facility was cancelled effective June 1, 2004.

On June 1, 2004, we entered into a five year $75,000,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The Term Loan Credit Agreement was a temporary financing to fund the balance of OXO’s purchase price, as further discussed in Note (16) to these consolidated financial statements. We entered into this Term Loan Credit Agreement until more permanent long-term financing could be put into place. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the new Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on

NOTE 5 — SHORT-TERM DEBT, CONTINUED

June 29, 2004 as discussed in Note (6). For the period outstanding, borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125 percent.

Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. The rates paid on various draws during the period from June 1, 2004 through February 28, 2005 ranged from 2.195 percent to 5.500 percent. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. Upon the execution of this new credit facility, our previous $50,000,000 unsecured revolving credit facility with Bank of America was cancelled. As of February 28, 2005, there were no revolving loans and $150,000 of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement continues to require and the Term Loan Credit Agreement required the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements were guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

Other Letters of Credit

One of the Company’s U.S. subsidiaries had issued a $389,000 standby letter of credit to the lessor of Tactica’s office space in New York City. The lessor could draw funds from the standby letter of credit if Tactica failed to meet its obligations under the lease. After our sale of Tactica as discussed in Note (15), we took measures to cancel the original letter of credit and issue another standby letter of credit under a new banking relationship. Tactica has since filed for bankruptcy and did indeed fail to meet its obligations under the lease. The lessor had requested draws against the original letter of credit for a total of $241,000, through February 28, 2005, which has been adequately provided for in our consolidated financial statements.

NOTE 6 — LONG-TERM DEBT

Long-Term Debt Agreements Outstanding at February 29, 2004

On January 5, 1996, one of our U.S. subsidiaries issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at an annual rate of 7.01 percent. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of our subsidiaries. Annual principal payments of $10,000,000 each began on January 5, 2005, with the final payment due January 5, 2008. $30,000,000 and $40,000,000 were outstanding under these Senior Notes at February 28, 2005 and February 29, 2004, respectively. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Notes at February 28, 2005 is approximately $31,580,000.

On July 18, 1997, one of our U.S. subsidiaries issued a $15,000,000 Senior Note. Interest is paid quarterly at an annual rate of 7.24 percent. The $15,000,000 Senior Note is unsecured, is guaranteed by Helen of Troy Limited

NOTE 6 — LONG-TERM DEBT, CONTINUED

and certain of our subsidiaries and is due July 18, 2012. Annual principal payments of $3,000,000 each begin July 18, 2008, with the final payment due July 18, 2012. Using a discounted cash flow analysis based on estimated market rates, the estimated fair value of the guaranteed Senior Note at February 28, 2005 is approximately $16,560,000.

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

Long-Term Debt Agreements Entered into During the Current Fiscal Year

On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. Interest rates during the latest fiscal year on these notes ranged from 2.436 to 3.410 percent for the five and seven year notes, and 2.486 to 3.460 percent for the ten year notes. On March 29, 2005, the quarterly interest rates on these notes were reset from 3.410 to 3.940 percent for the five and seven year notes and from 3.460 to 3.990 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

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

See Note (9) to these consolidated financial statements for maturity schedules of principal amounts due under all Senior Notes.

NOTE 7 — INCOME TAXES

Our components of earnings from continuing operations before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2005	2004	2003
U.S.	$15,529	$13,760	$11,866
Non-U.S.	74,050	72,279	36,704

	$89,579	$86,039	$48,570

Our components of income tax expense attributable to continuing operations are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2005	2004	2003
Current
U.S.	$5,410	$5,105	$3,507
Non-U.S.	9,108	8,444	5,465
Deferred	(1,611)	928	1,806

	$12,907	$14,477	$10,778

Our total income tax expense from continuing operations differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2005	2004	2003
Expected tax expense at the U.S. statutory rate of 35%	$31,353	$30,114	$17,000
Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	(16,400)	(15,637)	(6,222)
Reversal of prior accruals as a result of final tax audit settlements	(2,046)	—	—

Actual tax expense	$12,907	$14,477	$10,778

NOTE 7 — INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$6,080	$4,256
Inventories, principally due to additional cost of inventories for tax purposes	1,723	1,190
Contribution carryforward	721	0
Write down of marketable securities	1,039	0
Accrued expenses	609	926
Accounts receivable	2,502	2,412

Total gross deferred tax assets	12,674	8,784

Valuation allowance	0	(70)
Deferred tax liabilities:
Depreciation and amortization	(5,019)	(2,784)

Net deferred tax asset	$7,655	$5,930

As of the end of fiscal 2005, $5,963,000 of our gross deferred tax assets arise from U.S. net operating loss carryforwards which will expire if not utilized by various dates ranging from fiscal 2019 to 2025, and $117,000 of our gross deferred tax assets arise from Non-U.S. net operating loss carryforwards which will expire if not utilized by various dates between fiscal 2006 and fiscal 2014.

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

In connection with the IRD’s tax assessment for the fiscal years 1995 through 1997, we were required to purchase $3,282,000 (U.S.) in tax reserve certificates in Hong Kong. During fiscal 2005, we purchased additional tax reserve certificates in the amount of $25,144,000 (U.S.) as required by the IRD. With the purchase of these certificates, we have purchased tax reserve certificates totaling $28,426,000 for fiscal years 1995 through 2003. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD’s position were to prevail and if it were to assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,340,000 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial

NOTE 7 — INCOME TAXES, CONTINUED

position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

United States Income Taxes - The Internal Revenue Service (“the IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568,000. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability will be settled with funds already on deposit with the IRS.

The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. Our position is that we will permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries, and accordingly have made no provision for U.S. federal income taxes on these undistributed earnings. At February 28, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

NOTE 7 — INCOME TAXES, CONTINUED

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

NOTE 8 — STOCK-BASED COMPENSATION PLANS

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

			Years Ended The Last Day of February,
			(in thousands)
			2005	2004	2003
Net earnings		As Reported	$76,450	$60,522	$38,716
		Fair-value cost	1,437	6,620	7,004

		Pro forma	$75,013	$53,902	$31,712

Earnings per share:
	Basic:	As Reported	$2.57	$2.13	$1.37
		Pro forma	$2.52	$1.90	$1.12

	Diluted:	As Reported	$2.35	$1.94	$1.31
		Pro forma	$2.30	$1.72	$1.07

We computed the pro forma figures disclosed above using the Black-Scholes option pricing model to estimate grant date fair value of stock options for the periods shown above. The following Black-Scholes assumptions were used:

	Years Ended The Last Day of February,
Option Assumptions	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.3%	42.5%	39.6%
Risk-free interest rate	3.7%	3.6%	4.1%
Expected option term	(1)	(1)	(1)

(1) Expected lives of 3, 4, 5, or 10 years are used depending on the option granted.

NOTE 8 — STOCK-BASED COMPENSATION PLANS, CONTINUED

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) we reserved a total of 14,000,000 shares of our common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options (“ISO’s”), non-qualified stock options (“Non-Q’s”) and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. As of February 28, 2005, 24,486 shares remained available for issue under these plans.

In fiscal 1996, we reserved a total of 980,000 shares of our common stock for issuance to non-employee members of our Board of Directors (the “Directors’ Plan”). We grant options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. As of February 28, 2005, 336,000 shares remained available for issue under the Directors’ Plan.

A summary of stock option activity under all plans is as follows:

	Years Ended Last Day of February,
	2005		2004		2003
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE	SHARES	EXERCISE	SHARES	EXERCISE
	(000’s)	PRICE	(000’s)	PRICE	(000’s)	PRICE
Options outstanding, beginning of year	7,983	$12.97	8,615	$10.83	7,323	$10.53
Options granted	190	29.49	1,315	18.43	1,384	12.33
Options exercised	(1,288)	6.65	(1,874)	7.03	(56)	10.00
Options forfeited	(39)	17.01	(73)	10.73	(36)	9.09

Options outstanding, at year-end	6,846	14.60	7,983	12.97	8,615	10.83

Options exercisable at year-end	6,142	$13.97	7,182	$12.69	7,566	$10.66

Weighted-average fair value of options granted during the year		$9.92		$8.97		$6.28

NOTE 8 — STOCK-BASED COMPENSATION PLANS, CONTINUED

The following table summarizes information about stock options at February 28, 2005:

	Outstanding Stock Options				Exercisable Stock Options
			Weighted-
			Average	Weighted-		Weighted-
			Remaining	Average		Average
	Number of		Contractual	Exercise	Number of	Exercise
	Options	Price Range	Life (years)	Price	Options	Price
ISOs	132,000	$4.86 to $11.78	5.02	$7.81	52,850	$8.48
	38,300	$12.13 to $13.37	4.69	12.98	13,150	12.86
	119,091	$14.02 to $15.51	5.45	14.09	16,366	14.21
	293,500	$18.83 to $35.25	7.21	25.06	22,515	12.84

Total	582,891		6.20	$18.12	104,881	$13.01

Non-Qs	1,540,325	$5.69 to $11.84	6.32	$9.82	1,507,300	$9.91
	1,634,986	$12.53 to $13.47	6.29	13.04	1,634,586	13.04
	1,780,359	$14.02 to $15.94	3.89	15.54	1,759,984	15.56
	976,508	$17.63 to $23.38	6.21	19.73	900,523	19.50

Total	5,932,178		5.56	$14.05	5,802,393	$13.99

Directors’ Plan	78,500	$4.41 to $11.84	4.55	$8.31	78,500	$8.31
	36,000	$12.53 to $13.13	4.53	12.86	36,000	12.86
	64,000	$14.47 to $15.94	3.05	15.50	64,000	15.50
	152,000	$16.41 to $33.35	7.83	25.81	56,000	20.67

Total	330,500		5.76	$18.25	234,500	$13.92

In fiscal 1999, our shareholders approved an employee stock purchase plan (the “Stock Purchase Plan”) under which 500,000 shares of common stock are reserved for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of from 1 percent to 15 percent of their wages or salaries to purchase our common stock. The purchase price for stock purchased under this plan is equal to the lower of 85 percent of the stock’s fair market value on either the first day of each option period or the last day of each period. During fiscal 2005, employees purchased 12,375 shares of common stock from the Company under the Stock Purchase Plan.

NOTE 9 — OTHER COMMITMENTS AND CONTINGENCIES

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

We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a five-year period and provides that in the event of a merger, consolidation, or transfer of all or substantially all of our assets to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from June 1, 2006 to February 28, 2010. The aggregate commitment for future salaries pursuant to such contracts, at

NOTE 9 — OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

February 28, 2005, excluding incentive compensation, was approximately $3,940,000. See Note (17) to these consolidated financial statements for additional information regarding the modification of the terms of one of these employment agreements on April 15, 2005.

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

We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued expenses” and is based on incentives applicable to sales up to the respective balance sheet dates.

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

NOTE 9 — OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

Our contractual obligations and commercial commitments, as of February 28, 2005 were:

PAYMENTS DUE BY PERIOD ENDED THE LAST DAY OF FEBRUARY
(in thousands)

		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years

Long-term debt	$270,000	$10,000	$10,000	$10,000	$3,000	$103,000	$134,000
Open purchase orders — inventory	125,563	125,563	—	—	—	—	—
Minimum royalty payments	18,856	3,595	3,708	3,713	3,729	2,946	1,165
Advertising and promotional	24,936	6,875	6,914	6,114	1,837	929	2,267
Operating leases	3,863	1,486	1,234	698	243	202	—
Implementation of enterprise resource planning system	1,600	1,600	—	—	—	—	—
Other	13,511	5,925	4,431	3,155	—	—	—

Total contractual obligations	$458,329	$155,044	$26,287	$23,680	$8,809	$107,077	$137,432

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2010. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $1,757,000, $1,610,000 and $1,386,000 for fiscal 2005, 2004 and 2003, respectively.

NOTE 10 — FOURTH QUARTER CHARGES/TRANSACTIONS

In the fourth quarter of fiscal 2004, we recorded a goodwill impairment loss of $5,699,000, net of tax benefits of $1,938,000 in connection with our discontinued operations of Tactica, and its subsequent sale in fiscal 2005. The details of this transaction are more fully described in Note (15). Our results for the fourth quarters of fiscal 2005 and 2003 did not contain any transactions of a non-routine nature.

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share amounts):

	Unaudited
	May	August	November	February	Total
Fiscal 2005:

Net sales	$107,021	$141,229	$205,682	$127,617	$581,549
Gross profit	50,240	66,913	98,651	$58,700	274,504
Net earnings from continuing operations	14,705	18,848	31,135	11,984	76,672
Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax	(222)	—	—	—	(222)
Net earnings	14,483	18,848	31,135	11,984	76,450

Earnings per share
Basic
Continuing operations	0.50	0.63	1.04	0.41	2.58
Discontinued operations	(0.01)	—	—	—	(0.01)
Total basic earnings per share	0.49	0.63	1.04	0.41	2.57

Diluted
Continuing operations	0.45	0.57	0.97	0.37	2.36
Discontinued operations	(0.01)	—	—	—	(0.01)
Total diluted earnings per share	0.44	0.57	0.97	0.37	2.35

Fiscal 2004:

Net sales	$91,236	$105,335	$165,386	$112,911	$474,868
Gross profit	43,562	47,121	75,226	51,308	217,217
Net earnings from continuing operations	14,621	14,710	25,933	16,298	71,562
Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax	223	(1,612)	(871)	(8,780)	(11,040)
Net earnings	14,844	13,098	25,062	7,518	60,522

Earnings per share
Basic
Continuing operations	0.52	0.52	0.92	0.55	2.52
Discontinued operations	0.01	(0.06)	(0.03)	(0.30)	(0.39)
Total basic earnings per share	0.53	0.46	0.89	0.25	2.13

Diluted
Continuing operations	0.49	0.47	0.81	0.50	2.29
Discontinued operations	0.01	(0.05)	(0.03)	(0.27)	(0.35)
Total diluted earnings per share	0.50	0.42	0.78	0.23	1.94

The business of the Company is somewhat seasonal. Annual net sales volume of 35 percent normally occurs in the third fiscal quarter.

NOTE 12 — SEGMENT INFORMATION

The following table contains segment information for fiscal 2005, 2004, and 2003.

	(in thousands)
	Personal		Discontinued
2005	Care (1)	Housewares (1)	Segment (1)	Total
Net sales	$501,406	$80,143	$—	$581,549
Operating income	76,993	25,031	—	102,024
Identifiable assets	506,957	304,492	—	811,449
Capital, license, trademark and other intangible expenditures	21,738	264,525	—	286,263
Depreciation and amortization	7,556	2,152	—	9,708

	Personal		Discontinued
2004	Care	Housewares	Segment (1)	Total
Net sales	$474,868	$—	$—	$474,868
Operating income	85,774	—	—	85,774
Identifiable assets	466,424	—	23,185	489,609
Capital, license, trademark and other intangible expenditures	65,119	—	—	65,119
Depreciation and amortization	6,128	—	—	6,128

	Personal		Discontinued
2003	Care	Housewares	Segment (1)	Total
Net sales	$379,751	$—	$—	$379,751
Operating income	50,202	—	—	50,202
Identifiable assets	378,826	—	26,803	405,629
Capital, license, trademark and other intangible expenditures	59,596	—	—	59,596
Depreciation and amortization	6,422	—	—	6,422

(1)	Segment information from prior periods has been restated due to the classification of Tactica as discontinued operations and a change in our segments effective March 1, 2004.

The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, mirrors, hair care products, body powder and skin care products.

The Housewares segment is new this year and reports the operations of OXO International (“OXO”) which we acquired on June 1, 2004, as further described in Note (16) to our consolidated financial statements. The Houseware segment’s products include food preparation tools and gadgets, household cleaning tools and gardening tools.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses (“SG&A”) used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. In connection with the acquisition of OXO, we agreed that World Kitchen, Inc. would perform certain corporate functions for OXO for a transitional period of time. The costs of these functions are reflected

NOTE 12 — SEGMENT INFORMATION, CONTINUED

in SG&A for the Housewares segment’s operating income. These costs are currently expected to continue to be incurred through the end of fiscal 2006. During this transitional period, we have not made an allocation of our corporate overhead to OXO. We do not expect to make any allocation of our corporate overhead to OXO until such time as the transition services provided by World Kitchen, Inc. terminate and are assumed by Helen of Troy. When we decide that such allocations are appropriate, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.

Other items of income and expense, including income taxes, are not allocated to operating segments.

The Company’s domestic and international net revenues from third parties and long-lived assets are as follows (in thousands):

	2005	2004	2003
NET REVENUES FROM THIRD PARTIES:
United States	$475,212	$397,856	$339,537
International	106,337	77,012	40,214

Total	$581,549	$474,868	$379,751

LONG-LIVED ASSETS:
United States	$496,189	$221,647	$166,599
International	28,026	24,222	20,600

Total	$524,215	$245,869	$187,199

Sales to one customer and its affiliate accounted for 25 percent, 28 percent, and 29 percent of the net sales in our continuing operations for fiscal 2005, 2004, and 2003, respectively. Of our total sales to that customer and its affiliate, 95 percent, 100 percent, and 92 percent, respectively were made within the United States during fiscal 2005, 2004, and 2003, respectively.

NOTE 13 — FORWARD CONTRACTS

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expense. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. These sales were primarily denominated in Canadian Dollars, British Pounds, Euros and Mexican Pesos. We make most inventory purchases from the Far East using the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income. These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted

NOTE 13 — FORWARD CONTRACTS, CONTINUED

transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at the end of fiscal 2005 and 2004:

February 28, 2005

									Weighted
									Average	Market Value
								Weighted	Forward Rate	of the
						Spot Rate at	Spot Rate at	Average	at	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	February 28,	Forward Rate	February 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	($891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	($548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	($403)

										($2,389)

February 29, 2004

									Weighted
									Average	Market Value
								Weighted	Forward Rate	of the
						Spot Rate at	Spot Rate at	Average	at	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	February 29,	Forward Rate	February 29,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2004	at Inception	2004	(Thousands)
Sell	Pounds	£5,000,000	11/18/2003	11/9/2004	2/8/2005	$1.6950	$1.8666	$1.6392	$1.8167	($888)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8666	1.7854	1.7763	$46
Sell	Euros	€3,000,000	12/2/2003	2/8/2005		1.2070	1.2492	1.1928	1.2399	($141)

										($983)

NOTE 14 — NON-MONETARY TRANSACTIONS

During fiscal 2003, we entered into two non-monetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. During fiscal 2005, we entered into two additional nonmonetary transactions in which we exchanged inventory with a book value of approximately $1,011,000 for additional advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value, which approximated their fair value. We used approximately $1,196,000, $1,400,000 and $600,000 of the advertising credits during fiscal 2005, 2004 and 2003, respectively. All credits from the 2003 transaction have been utilized. All remaining credits are valued at $915,000 and $1,100,000 on our consolidated balance sheets at the end of fiscal 2005 and 2004, respectively, and are included in the line item entitled “Prepaid Assets.”

NOTE 15 — SALE OF TACTICA INTERNATIONAL, INC.

On April 29, 2004, we sold our 55 percent interest in Tactica International, Inc., to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties

NOTE 15 — SALE OF TACTICA INTERNATIONAL, INC., CONTINUED

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

The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At February 28, 2005 the market value of these securities was $120,000. In the third fiscal quarter of 2005, management determined the decline in market value to be other-than-temporary and accordingly began recording losses on the stock. For fiscal 2005, the total loss on stock available for sale was $2,910,000.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting segments to be disposed by sale and, in our circumstances, required us to report Tactica as a discontinued operation. In accordance with SFAS 144, we classified all assets and liabilities of Tactica as “Assets of discontinued segment held for sale” and “Liabilities of discontinued segment held for sale” in the accompanying consolidated balance sheet as of February 29, 2004. SFAS 144 also requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after income from continuing operations for each year presented. The accompanying consolidated statements of income and consolidated statements of cash flows contain all appropriate reclassifications for each period presented.

NOTE 16 — ACQUISITION OF OXO

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

NOTE 16 — ACQUISITION OF OXO, CONTINUED

The following pro forma unaudited financial data for the years ending February 28, 2005 and February 29, 2004 is presented to illustrate the estimated effects of the OXO acquisition as if the transaction had occurred as of the beginning of the fiscal periods presented.

Results of Operations if OXO Acquisition Had Been Completed at March 1, 2003
(in thousands, except per share data)

	Years Ended The Last Day of February,
	2005	2004
Net sales	$602,804	$561,374
Income from continuing operations	79,924	83,337

Diluted earnings from continuing operations per share, as if no additional share dilution had occurred since February 29, 2004	$2.56	$2.67
Impact of additional dilution since February 29, 2004	(0.11)	—
Diluted earnings from continuing operations per share	$2.45	$2.67

NOTE 17 — SUBSEQUENT EVENTS

On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. The initial purchase price will be approximately $33,000,000, subject to adjustment for change orders and liquidated damages in the event construction runs beyond the term the developer has agreed to. Total costs of the project including warehouse equipment and fixtures is estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, and the proceeds from the sale of our existing facility in Southaven, Mississippi. We may also look at other types of financing. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000, to allow for additional expansion. The purchase agreement also gives the company a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. We expect to occupy the new facility in the last fiscal quarter of fiscal 2006.

On April 21, 2005, the Company and Gerald J. Rubin, the Chairman of the Board, Chief Executive Officer, and President of the Company, executed an amendment to Mr Rubin’s employment agreement, to be effective as of April 15, 2005 making the following changes:

•	The term of the agreement was reduced from five years to three years, renewing on a daily basis for a new three-year term as currently provided in the original Agreement; and

•	Reduced the period for severance payouts from five years to three years. The formula for calculating the amount of the annual severance payments required by the agreement remains unchanged.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

Years ended the last day of February 2005, 2004 and 2003
(in thousands)

		Additions
	Balance at	Charged to		Write-off of
	Beginning	cost and		uncollectible	Balance at
Description	of Year	expenses	Recoveries	accounts	End of Year
Year ended February 28, 2005
Allowance for accounts receivable	$1,100	$1,728	$17	$678	$2,167

Year ended February 29, 2004
Allowance for accounts receivable	1,089	1,004	31	1,024	1,100

Year ended February 28, 2003
Allowance for accounts receivable	3,188	1,517	77	3,693	1,089

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (SEC) Rule 13a-15(e) as of the end of the period covered by this 2005 Form 10-K. Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

      The management reports on internal control over financial reporting and the attestation report of the independent registered public accounting firm required by this item are set forth under Item 8 of this 2005 Annual Report on pages 47 and 48, and are incorporated herein by reference.

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

CHANGES IN INTERNAL CONTROLS

      In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      During fiscal 2005 we converted to a new global information system and committed substantial internal and external resources to revise and document operational processes and related internal controls. Our objective was to promote greater uniformity and consistency of transaction processing across all aspects of our operations. Our conversion to the new information system included a project phase specifically focused on revising our formal understanding of our system of internal control over financial reporting with the objective of meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act. Our intent was to establish the Disclosure Controls and more pervasive Internal Controls over Financial Reporting as dynamic systems that can undergo appropriately authorized change as conditions warrant.

      The conversion to our new global information system is still very recent. Also, we continue to phase in additional reports and functionality, and will be transitioning OXO, Mexico and our Latin American operations to the new system during fiscal 2006 and 2007. Due to the complexities of these efforts, we expect to continue to experience a period of significant change and tuning of the system for many months to come. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this continues to be a challenging transition for us and will require close monitoring to keep our documentation of internal controls current. We believe we have the process and appropriate management in place to effectively manage this transition.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information in our Proxy Statement, which we will be filed within 120 days of the end of our 2005 fiscal year, is incorporated by reference in response to this Item 10., as noted below:

•	Information about our Directors;

•	Information about our Executive Officers;

•	Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934, regarding certain beneficial owners of our common stock;

•	Information about our Nominating and Corporate Governance Committee;

•	Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts; and

•	Information about the Code of Ethical Business Conduct governing all our employees, and the more specific Code of Ethics governing our Chief Executive Officer, Chief Financial and Principal Accounting Officer, and finance department members.

ITEM 11.	EXECUTIVE COMPENSATION

      Information in our Proxy Statement, which will be filed within 120 days of the end of our 2005 fiscal year, is incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information in our Proxy Statement, which will be filed within 120 days of the end of our 2005 fiscal year, is incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in our Proxy Statement, which will be filed within 120 days of the end of our 2005 fiscal year, is incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information in our Proxy Statement, which will be filed within 120 days of the end of our 2005 fiscal year, is incorporated by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 46 of this Annual Report.

	2.	Financial Statement Schedule: See “Schedule II” on page 84 of this Annual Report

	3.	Exhibits

		The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2005 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibits preceded by two asterisks (**) are management contracts or compensatory plans or arrangements.

2.1	Acquisition Agreement, dated April 29, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2004).

2.2	Amendment to the Acquisition Agreement, dated June 1, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the 1993 S-4).

4.1	Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 1998).

10.1**	Form of Directors’ and Executive Officers’ Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).

10.2**	1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the 1993 S-4).

10.3	Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation’s Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the “November 1992 10-Q”)).

10.4	Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).

10.5	Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).

10.6	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).

10.7	First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K for the period ending February 28, 1993 (the “1993 10-K”)).

10.8	First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to the 1993 10-K).

10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).

10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).

10.11	Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement, $40,000,000 7.01 percent Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996).

10.12**	Helen of Troy Limited 1998 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 6, 1998).

10.13**	Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67349, filed with the Securities and Exchange Commission on November 16, 1998).

10.14**	Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 (the August 1999 10-Q)).

10.15**	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).

10.16	Master License Agreement dated October 21, 2002, between The Procter & Gamble Company and Helen of Troy Limited (Barbados) (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

10.17	Acquisition Agreement, dated August 31, 2003, between Conopco, Inc. (a wholly owned subsidiary of Unilever NV), Helen of Troy Limited (Barbados), Helen of Troy Limited (Bermuda), and Helen of Troy Texas Corporation for the purchase of certain assets related to the North American, Latin American and Caribbean production and distribution of Brut Fragrances, Deodorants and Antiperspirants (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2003).

10.18	Loan Agreement, dated September 22, 2003, Helen of Troy Limited (Barbados), Helen of Troy L.P. (Texas), and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2003).

10.19**	Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, dated August 26, 2003 (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ended August 31, 2003 (the August 2003 10-Q)).

10.20	Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

10.21	Term Loan Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Banc of America Mezzanine Capital, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

10.22	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

10.23	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Banc of America Mezzanine Capital, LLC and other lenders, pursuant to the Term Loan Credit Agreement, dated June 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

10.24	Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2004).

10.25	Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2005).

10.26	Purchase and Sale Agreement between Helen of Troy L.P. (“Purchaser”) and DTC Eastgate 1, LLC (“Seller”), effective May 2, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2005).

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
May 16, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson

Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer May 16, 2005
May 16, 2005

/s/ Richard J. Oppenheim	/s/ Stanlee N. Rubin

Richard J. Oppenheim	Stanlee N. Rubin
Financial Controller and Principal Accounting Officer	Director
May 16, 2005	May 16, 2005

/s/ Byron H. Rubin	/s/ Gary B. Abromovitz

Byron H. Rubin	Gary B. Abromovitz
Director	Director, Deputy Chairman of the Board
May 16, 2005	May 16, 2005

/s/ John B. Butterworth	/s/ Christopher L. Carameros

John B. Butterworth	Christopher L. Carameros
Director	Director
May 16, 2005	May 16, 2005

/s/ James C. Swaim	/s/ Timothy F. Meeker

James C. Swaim	Timothy F. Meeker
Director	Director
May 16, 2005	May 16, 2005

/s/ Darren G. Woody
Darren G. Woody
Director
May 16, 2005