Form 10-Q
period 2005-05-31
HELEN OF TROY LTD
filed 2005-07-11
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........to..........

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
Yes ☑ No ☐

As of July 6, 2005 there were 29,887,651 shares of Common Stock, $.10 par value, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	May 31,	February 28,
	2005	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,781	$21,752
Trading securities, at market value	71	192
Receivables — principally trade, less allowance of $1,902 and $2,167	111,742	111,739
Inventories	173,839	137,475
Prepaid expenses	8,423	8,421
Current deferred income tax benefits	5,905	6,582

Total current assets	306,761	286,161

Property and equipment, at cost less accumulated depreciation of $33,027 and $31,424	73,618	71,551
Goodwill, net of accumulated amortization of $7,726	201,200	201,200
Trademarks, net of accumulated amortization of $221 and $220	157,715	157,716
License agreements, net of accumulated amortization of $13,433 and $13,074	28,882	29,241
Other intangible assets, net of accumulated amortization of $1,716 and $1,287	16,733	17,077
Tax certificates	28,425	28,425
Long-term deferred income tax benefits	6,288	1,073
Other assets	19,036	19,005

	$838,658	$811,449

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$12,000	$—
Current portion of long-term debt	10,000	10,000
Accounts payable, principally trade	39,968	30,871
Accrued expenses:
Advertising and promotional	8,163	9,392
Other	43,255	54,248
Income taxes payable	31,160	26,411

Total current liabilities	144,546	130,922

Long-term debt, less current portion	260,000	260,000

Total liabilities	404,546	390,922

Stockholders’ equity
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,879,401 and 29,830,526 shares issued and outstanding	2,988	2,983
Additional paid-in-capital	88,370	87,723
Retained earnings	342,153	331,606
Accumulated other comprehensive income (loss)	601	(1,784)

Total stockholders’ equity	434,112	420,527

Commitments and contingencies
	$838,658	$811,449

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended May 31,
	2005	2004
Net sales	$127,392	$107,021
Cost of sales	68,700	56,781

Gross profit	58,692	50,240

Selling, general, and administrative expense	43,394	31,340

Operating income	15,298	18,900

Other income (expense):
Interest expense	(3,263)	(986)
Other income (expense), net	(58)	96

Total other income (expense)	(3,321)	(890)

Earnings before income taxes	11,977	18,010

Income tax expense
Current	873	2,806
Deferred	557	499

Income from continuing operations	10,547	14,705

Loss from discontinued segment’s operations, net of tax benefit of $-0- and $442	—	(222)

Net earnings	$10,547	$14,483

Earnings per share:
Basic
Continuing operations	$0.35	$0.50
Discontinued operations	$—	$(0.01)
Total basic earnings per share	$0.35	$0.49

Diluted
Continuing operations	$0.33	$0.45
Discontinued operations	$—	$(0.01)
Total diluted earnings per share	$0.33	$0.44

Weighted average common shares used in computing net earnings per share
Basic	29,854	29,439
Diluted	32,154	32,724

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended May 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$10,547	$14,483
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,726	1,549
Provision for doubtful receivables	(265)	—
Unrealized loss — trading securities	121	307
Deferred taxes, net	(557)	483
Loss from operations of discontinued segment	—	222
Changes in operating assets and liabilities:
Accounts receivable	262	(7,044)
Inventories	(36,364)	(1,784)
Prepaid expenses	(2)	(1,121)
Other assets	(363)	(5,478)
Accounts payable	9,097	6,132
Accrued expenses	(9,675)	(9,453)
Income taxes payable	768	1,844

Net cash (used) / provided by operating activities	(23,705)	140

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(3,756)	(2,408)
Decrease in other assets	—	450

Net cash used by investing activities	(3,756)	(1,958)

Cash flows from financing activities:
Net borrowings on revolving line of credit	12,000	—
Proceeds from exercise of stock options, net	490	2,284
Common stock repurchases	—	(695)

Net cash provided by financing activities	12,490	1,589

Net decrease in cash and cash equivalents	(14,971)	(229)
Cash and cash equivalents, beginning of period	21,752	53,048

Cash and cash equivalents, end of period	$6,781	$52,819

Supplemental cash flow disclosures:
Interest paid	$2,824	$986
Income taxes paid (net of refunds)	$866	$850

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended May 31,
	2005	2004
Net earnings, as reported	$10,547	$14,483
Other comprehensive income (loss), net of tax:
Change in value of stock available for sale	—	(780)
Cash flow hedges	2,385	(31)

Comprehensive income	$12,932	$13,672

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2005

Note 1 -	In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2005 and February 28, 2005, and the results of our consolidated operations for the three-month periods ended May 31, 2005 and 2004. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

We have reclassified certain prior-period amounts in our consolidated balance sheets to conform to this period’s presentation.

Note 2 -	We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 2,300,114 and 3,285,947 for the three-months ended May 31, 2005 and 2004, respectively. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common stock. These options totaled 183,200 and 3,000 at May 31, 2005 and 2004, respectively.

Note 4 -	During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended May 31, 2005, we did not purchase any shares. During the quarter ended May 31, 2004, the Company purchased and retired 25,000 shares under this resolution at a total purchase price of $694,500, for a $27.78 per share average price. From September 1, 2003 through May 31, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,670 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

Note 5 -	In the tables that follow, we present two segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, body powder and skin care products. The Housewares segment reports the operations of OXO International (“OXO”), which we acquired on June 1, 2004. The Housewares segment’s products include kitchen tools, household cleaning tools, storage and organization products, and gardening tools. Both segments sell their portfolio of products principally through mass merchants, general retail and specialty retail outlets in the United States and other countries.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in the Company’s 2005 Annual Report in Form 10-K.

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2005 AND 2004
(in thousands)

	Personal
May 31, 2005	Care	Housewares	Total
Net sales	$100,517	$26,875	$127,392
Operating income	7,910	7,388	15,298
Capital, license, trademark and other intangible expenditures	3,330	426	3,756
Depreciation and amortization	1,962	764	2,726

	Personal
May 31, 2004	Care	Housewares	Total
Net sales	$107,021	$—	$107,021
Operating income	18,900	—	18,900
Capital, license, trademark and other intangible expenditures	4,663	—	4,663
Depreciation and amortization	1,549	—	1,549

IDENTIFIABLE NET ASSETS AT MAY 31, 2005 AND FEBRUARY 28, 2005
(in thousands)

	Personal
	Care	Housewares	Total
May 31, 2005	$528,029	$310,629	$838,658
February 28, 2005	506,957	304,492	811,449

Note 6 -	Hong Kong Income Taxes – The Inland Revenue Department (“the IRD”) in Hong Kong has assessed taxes of $32,086,000 (U.S.) on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations. In connection with the IRD’s tax assessments for the fiscal years 1995 through 2003, we have purchased tax reserve certificates totaling $28,425,000. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD’s position were to prevail and if it were to assert the same position for fiscal years 2004 and 2005, the resulting assessment could total $18,340,000 (U.S.) in taxes. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

Effective March 2005, the Company no longer conducts operating activities in Hong Kong for which the IRD has previously assessed taxes. As such, no additional accruals for contingent tax liabilities beyond February 2005 will be provided.

United States Income Taxes – The Internal Revenue Service (“the IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and agreed to an additional assessment of $3,568,000 in tax. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002 during the last quarter of the 2005 fiscal year, accordingly. We believe this additional tax liability will be settled with funds already on deposit with the IRS.

The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the Company’s most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. We currently intend to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries and accordingly we have made no provision for U.S. federal income taxes on these undistributed earnings. At May 31, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

Income Tax Provisions – We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is increased in any period in which we determine that the recovery is not probable.

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The AJCA included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the United States after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure. In addition to future changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its stock) together own more than 50 percent of the stock in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

Note 7 -	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed our annual impairment test during the first quarter of fiscal 2006 as required by SFAS 142, and have determined that none of our goodwill or other intangible assets were impaired at that time. The table on the following page discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS
(in thousands)

			May 31, 2005			February 28, 2005
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount
Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$166,131	$166,131	$—	$166,131
All other goodwill	Personal Care	Indefinite	42,795	(7,726)	35,069	42,795	(7,726)	35,069

			208,926	(7,726)	201,200	208,926	(7,726)	201,200

Trademarks:
OXO	Housewares	Indefinite	75,200	—	75,200	75,200	—	75,200
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other trademarks — definite lives	Personal Care	[1]	338	(221)	117	338	(220)	118
All other trademarks — indefinite lives	Personal Care	Indefinite	31,081	—	31,081	31,081	—	31,081

			157,936	(221)	157,715	157,936	(220)	157,716

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(13,433)	10,882	24,315	(13,074)	11,241

			42,315	(13,433)	28,882	42,315	(13,074)	29,241

Other:
Patents, customer lists & non-compete agreements	Housewares	2 - 13 Years	18,449	(1,716)	16,733	18,364	(1,287)	17,077

Total			$427,626	$(23,096)	$404,530	$427,541	$(22,307)	$405,234

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three-months ending May 31, 2005 and 2004, as well as estimated amortization expense for the fiscal years ending the last day of February 2006 through 2011.

Aggregate Amortization Expense
For the three months ended	(in thousands)
May 31, 2005	$789
May 31, 2004	$361

Estimated Amortization Expense
For the fiscal years ended	(in thousands)
February 2006	$3,165
February 2007	$2,943
February 2008	$2,870
February 2009	$2,820
February 2010	$2,525
February 2011	$2,053

Note 8 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

The following current and long-term borrowings were available or outstanding at February 28, 2005 and May 31, 2005.

On June 1, 2004, we entered into a five year $75,000,000 Revolving Line of Credit Agreement and a one year $200,000,000 Term Loan Credit Agreement. The Term Loan Credit Agreement was a temporary financing to fund the balance of OXO’s purchase price (see Note 13). We entered into this Term Loan Credit Agreement until more permanent long-term financing could be put into place. The purchase price of the OXO International acquisition was funded by borrowings of $73,173,000 under the new Revolving Line of Credit Agreement and $200,000,000 under the Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000,000 Floating Rate Senior Notes on June 29, 2004 (see below). For the period outstanding, borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125%.

Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. At the time of funding, we elected LIBOR based funding with an initial margin rate of 1.125 percent. The margin rate on LIBOR based borrowings was reduced to 1.0 percent from 1.125 percent, effective May 27, 2005. The rates paid on various draws for the current fiscal quarter ranged from 4.090 percent to 4.215 percent. The new credit line allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. As of May 31, 2005, there were $12,000,000 of revolving loans and $333,427 of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements were guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

On January 5, 1996, one of our U.S. subsidiaries issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at an annual rate of 7.01 percent. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of our subsidiaries. Annual principal payments of $10,000,000 each begin January 5, 2005, with the final payment due January 5, 2008. These notes had an outstanding current balance of $10,000,000 and a long-term balance of $20,000,000 at February 28, 2005 and May 31, 2005.

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

On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing consisting of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At February 28, 2005 the interest rates on these notes were 3.410 percent for the five and seven year notes and 3.460 percent for the ten year notes. At May 31, 2005, the interest rates on these notes were 3.940 percent for the five and seven year notes and 3.990 percent for the ten year notes. On June 29, 2005, the interest rates on these notes were reset for the next three months at 4.330 percent for the five and seven year notes and 4.380 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.

The Floating Rate Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

Through May 31, 2005 we were in compliance with all the terms of all outstanding debt agreements.

     Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $5,108,000 and $5,767,000 as of May 31, 2005 and February 28, 2005, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the three-months ended May 31, 2005 and fiscal year ended February 28, 2005:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
			accrual -
	Beginning	Additions to	payments and
Perod Ended	balance	accrual	credits issued	Ending balance
May 31, 2005 (Quarter)	$5,767	$5,961	$6,620	$5,108
February 28, 2005 (Year)	$4,114	$19,880	$18,227	$5,767

Contractual Obligations

Our contractual obligations and commercial commitments as of May 31, 2005 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		May 31,
		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt — floating rate	$225,000	$—	$—	$—	$—	$100,000	$125,000
Long-term debt — fixed rate	45,000	10,000	10,000	10,000	3,000	3,000	9,000
Interest on fixed rate debt	9,692	3,072	2,371	1,670	950	733	896
Interest on floating rate debt *	57,482	8,903	8,903	8,903	8,903	6,276	15,594
Open purchase orders	131,578	131,578	—	—	—	—	—
Minimum royalty payments	18,396	3,636	3,782	3,799	3,724	2,283	1,172
Advertising and promotional	31,566	10,075	10,453	6,509	1,572	890	2,067
Operating leases	4,400	1,674	1,374	830	293	229	—
Purchase and implementation of enterprise resource planning system	1,230	1,230	—	—	—	—	—
New distribution facility — purchase and start-up costs	42,195	42,195	—	—	—	—	—
Other	2,201	939	1,003	259	—	—	—

Total contractual obligations	$568,740	$213,302	$37,886	$31,970	$18,442	$113,411	$153,729

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of May 31, 2005. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,250,000 per year to floating rate interest expense over the next year.

Note 9 -	The Company sponsors four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for our stock option plans.

The table below sets forth the computation of basic and diluted earnings per share for the three-months ended May 31, 2005 and 2004, respectively. The Table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except per share data)

			Three Months Ended May 31,
			2005	2004
Net earnings:		As Reported	$10,547	$14,483
		Fair-value cost	296	491

		Pro forma	$10,251	$13,992

Earnings per share:
	Basic:	As Reported	$0.35	$0.49
		Pro forma	$0.34	$0.48

	Diluted:	As Reported	$0.33	$0.44
		Pro forma	$0.32	$0.43

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) the Company reserved a total of 14,000,000 shares of its common stock for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately or over a one, four, or five-year vesting period. The 1994 and 1998 Plan options expire on a date ranging from seven to ten years from their date of grant. 22,486 and 24,486 shares remained available for future grants under the 1998 Plan at May 31, 2005 and February 28, 2005, respectively.

Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, the Company reserved a total of 980,000 shares of its common stock for issuance to non-employee members of the Board of Directors. We grant options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. 308,000 and 336,000 shares remained available for future grants under this plan at May 31, 2005 and February 28, 2005, respectively. The Directors’ Plan expired by its terms on June 6, 2005. As of the expiration date, there were 280,000 shares available to grant that were previously approved by the shareholders for issuance under the Directors’ Plan.

In fiscal 1999, our shareholders approved an employee stock purchase plan (the “Stock Purchase Plan”) under which 500,000 shares of common stock were reserved for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize us to withhold from 1 percent to 15 percent of their wages or salaries to purchase the Company’s common stock. The purchase price for stock purchased under the plan is equal to the lower of 85 percent of the stock’s fair market value on either the first day of each option period or the last day of each period.

For the three-months ended May 31, 2005, no stock was issued under the stock purchase plan. At May 31, 2005 and February 28, 2005, 353,887 shares remained available for future purchases under this plan.

Note 10 -	During fiscal 2003, we entered into two non-monetary transactions in which we exchanged inventory with a net book value of approximately $3,100,000 for advertising credits. During fiscal 2005, we entered into two additional nonmonetary transactions in which we exchanged inventory with a book value of approximately $1,011,000 for additional advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value, which approximated their fair value. We have used approximately $3,196,000 of the advertising credits through the end of fiscal 2005. All credits from the 2003 transaction were utilized by the end of fiscal 2005. No credits were used during the three months ended May 31, 2005. All remaining credits are included in the line item entitled “Prepaid expenses” on our consolidated condensed balance sheets and are valued at $915,000 at May 31, 2005 and February 28, 2005, respectively.

Note 11 -	Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three-month periods ended May 31, 2005 and 2004, we transacted 12 percent, and 15 percent, respectively, of our sales from continuing operations in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound, Euro, and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at May 31, 2005 and February 28, 2005:

May 31, 2005
									Weighted	Market Value
								Weighted	Average	of the
								Average	Forward Rate	Contract in
	Currency	Notational	Contract	Range of Maturities		Spot Rate at	Spot Rate at	Forward Rate	at May 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	May 31, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8179	1.7854	1.8054	($100)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8179	1.7131	1.8030	(450)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.8179	1.8228	1.7978	251
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2305	1.2002	1.2422	(126)

										($425)

February 28, 2005
									Weighted	Market Value
								Weighted	Average	of the
								Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at	Spot Rate at	Forward Rate	at Feb. 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	Feb. 28, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

										($2,389)

Note 12 -	On April 29, 2004, we sold our 55 percent interest in Tactica International, Inc. (“Tactica”), to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred; accordingly, no gain or loss was recorded as a result of this sale. The schedule below shows the assets we received in a non-cash exchange for our ownership interest in Tactica.

Assets Received in Noncash Exchange for Ownership Interest in Tactica
at April 29, 2004
(in thousands)

Tax refunds receivable	$2,908
Marketable securities recorded as stock available for sale	3,030
Epil-Stop trademark	2,255

Total assets received	$8,193

The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At May 31, 2005 and February 28, 2005 the market value of these securities was $60,000 and $120,000, respectively. During the quarter ended May 31, 2004, a $780,000 decline in market value was then considered temporary and recorded in other comprehensive income. In the third fiscal quarter of 2005, management determined the declines in market value on this stock to be other-than-temporary and accordingly began recording losses on the stock in other income (expense), net. Through the end of fiscal 2005, the total loss on the stock available for sale was $2,910,000. During the quarter ended May 31, 2005, a $60,000 loss was recorded in the line labeled other income (expense), net.

Tactica was sold because we believed it no longer fit into our business model and that a sale was the most appropriate course of action to maximize our long-term shareholder value.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting segments to be disposed by sale and, in our circumstances, required us to report Tactica as a discontinued operation for the months held in fiscal 2005. Under this accounting treatment, Tactica’s operating results, net of taxes, are recorded as a separate summarized component after income from continuing operations for each year presented.

Note 13 -	On June 1, 2004, we acquired certain assets and liabilities of OXO International (“OXO”) for a net cash purchase price of approximately $273,173,000 including the assumption of certain liabilities. This acquisition was accounted for as the purchase of a business. The results of OXO’s operations have been included in the consolidated financial statements since that date.

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

The following pro forma unaudited financial data for the three-month periods ending May 31, 2005 and May 31, 2004 is presented to illustrate the estimated effects of the OXO acquisition as if the transaction had occurred as of the beginning of the fiscal periods presented.

Results of Operations if OXO Acquisition Had Been Completed at March 1, 2004
(in thousands, except per share data)

	Three Months Ended May 31,
	2005	2004[1]
Net sales	$127,392	$128,276
Income from continuing operations	10,547	16,077

Diluted earnings from continuing operations per share	$0.33	$0.49

[1] Income from continuing operations includes an estimated adjustment for acquisition related interest of $1,880.

Note 14 -	On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. The initial purchase price will be approximately $33,000,000, subject to adjustment for change orders and liquidated damages in the event construction runs beyond the term the developer has agreed to. Total costs of the project, including warehouse equipment and fixtures, are estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, and the proceeds from the sale of our existing facility in Southaven, Mississippi. We may also consider other types of financing. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000. The purchase agreement grants the Company a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. We expect to occupy the new facility in the last fiscal quarter of fiscal 2006. Through May 31, 2005, the Company had incurred approximately $2,805,000 of costs on the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Forward-Looking Information and Factors That May Affect Future Results”, Item 3. “Quantitative and Qualitative Disclosures About Market Risk”, and in the Company’s most recent report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

          Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to run approximately 20 percent of the year’s total on a historical basis. Our second fiscal quarter is characterized by stable sales in the June through first half of July timeframe with increasing sales in the second half of the July through August timeframe as we build towards a peak shipping season in the third quarter. The first quarter of fiscal 2005 does not include the operations of our Housewares segment (the operations of OXO International (“OXO”) acquired on June 1, 2004), offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization.

          Overall, net sales were up 19.0 percent or $20,371,000 for the first quarter of fiscal 2006 over the same period in the prior year. Overall operating income was 12.0 percent of net sales in the first quarter of fiscal 2006 compared to 17.7 percent of net sales for the same period in the prior year. Income from continuing operations was 8.3 percent of net sales in the first quarter of fiscal 2006 compared to 13.7 percent of net sales for the same period in the prior year.

Personal Care Segment

Net sales in the segment were down 6.1 percent, or $6,504,000, for the first quarter of fiscal 2006 compared to the same period in the prior year. Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. During the current quarter, we saw overall lower net sales in many of our categories. Thus far, through innovation we have been successful in replacing low price point sales with higher price point items in key SKU categories. We experienced some erosion in our realized net selling prices due to the need to expand our marketing incentives and match competitors’ prices on comparable SKU’s. We have adjusted our product mix, pricing and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Over the last few years, the prices of raw materials such as copper, steel and plastics have seen significant increases and we expect them to remain high for the foreseeable future. We have been able to avoid price increases due to raw materials increases, but it is uncertain whether we will be able to continue to do so.

•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for the first quarter of fiscal 2006 were down approximately 6.7 percent over the same period in the prior year. Responding to competitive pricing pressures, fulfillment issues in forecasting and purchasing as a result of our switch to new information systems, and higher than normal customer returns were the principal reasons for the revenue shortfall. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo® and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Net sales for the first quarter of fiscal 2006 were down approximately 4.3 percent over the same period in the prior year. This decline was attributable to three factors. First, delays in key retailer planogram implementation caused delays in the launch of new products in the Men’s Grooming and Skin Care categories. Second, packaging changes, required for contractual compliance in the acquisitions from Procter and Gamble and Unilever, resulted in one-time product returns from some retailers. Finally, Vitalis Men’s Hair Care products achieved lower net sales in the first quarter of fiscal 2006 when compared to the same period in fiscal 2005. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Vitalis®, Sea

Breeze®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, Brut®, Epil-Stop®, TimeBlock® and Skin Milk®.

•	Brushes, Combs, and Accessories. Net sales for the first quarter of fiscal 2006 were down approximately 4.9 percent over the same period in the prior year. The drop is primarily due to certain customers moving to direct sourcing alternatives. We are aggressively marketing a new line of Revlon® accessories and other proprietary items to reverse the sales trend. The division is also experiencing new promotional placements across all channels of distribution with key branded products.

Housewares Segment

•	As of May 31, 2005, we completed a full year of operations for our new Housewares Segment (the operations of OXO acquired on June 1, 2004). When compared to the same period last year (OXO’s operations are not included in our consolidated condensed statement of income for the three month’s ended May 31, 2004), OXO’s net sales increased 26.4 percent on a pro forma basis. Growth came within existing accounts as the result of new product introductions as well as volume increases on core SKU’S. Good Grips®, OXO Steel™, OXO Grind it™ and OXO SoftWorks® are our key brands in this group.

In addition to the above activities, we continued to invest in our business, with a view toward potential future growth.

•	On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. Total costs of the project, including warehouse equipment and fixtures, are estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, and the proceeds from the sale of our existing facility in Southaven, Mississippi. We may also consider other types of financing. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000. The purchase agreement grants the Company a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. We expect to occupy the new facility in the last fiscal quarter of fiscal 2006. Through May 31, 2005, the Company had incurred approximately $2,805,000 of costs on the project. With the addition of this warehouse capacity, we expect to benefit from the elimination of warehouse service charges being paid to existing third parties, economies of scale, and reduced domestic inbound and outbound transportation costs as a result of having a more optimal geographic location to ship to and from.

RESULTS OF OPERATIONS

Comparison of fiscal quarter ended May 31, 2005 to the same period ended May 31, 2004.

          The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

	(dollars in thousands)
	Quarter Ended May 31,		$ Change	% Change	% of Net Sales
	2005	2004	05/04	05/04	2005	2004
Net sales
Personal Care Segment	$100,517	$107,021	$(6,504)	-6.1%	78.9%	100.0%
Housewares Segment	26,875	—	26,875	*	21.1%	0.0%

Total Net Sales	127,392	107,021	20,371	19.0%	100.0%	100.0%
Cost of sales	68,700	56,781	11,919	21.0%	53.9%	53.1%

Gross profit	58,692	50,240	8,452	16.8%	46.1%	46.9%

Selling, general, and administrative expense	43,394	31,340	12,054	38.5%	34.%	29.3%

Operating income	15,298	18,900	(3,602)	-19.1%	12.0%	17.7%

Other income (expense):
Interest expense	(3,263)	(986)	(2,277)	230.9%	-2.6%	-0.9%
Other income, net	(58)	96	(154)	-160.4%	0.0%	0.1%

Total other income (expense)	(3,321)	(890)	(2,431)	273.1%	-2.6%	-0.8%

Earnings before income taxes	11,977	18,010	(6,033)	-33.5%	9.4%	16.8%
Income tax expense	1,430	3,305	(1,875)	-56.7%	1.1%	3.1%

Income from continuing operations	10,547	14,705	(4,158)	-28.3%	8.3%	13.7%
Loss from discontinued segment’s operations, net of tax	—	(222)	222	*	0.0%	-0.2%

Net earnings	$10,547	$14,483	$(3,936)	-27.2%	8.3%	13.5%

*	Calculation is not meaningful

          As more fully discussed in Note 5 to the accompanying consolidated condensed financial statements, in the first fiscal quarter of 2005, we reported a single operating segment, Personal Care, and one Discontinued Segment. The Personal Care Segment includes the hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders, and other personal care products business. The Discontinued Segment includes the operations of Tactica International, Inc. (See Note 12 to the consolidated condensed financial statements for a further discussion of the sale of Tactica). Beginning with the second quarter of fiscal 2005, we presented an additional operating segment, Housewares, to report the operations of OXO. The Housewares Segment offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization (See Note 13 to the consolidated condensed financial statements for a further discussion of the OXO acquisition). The accompanying discussion and analysis reflects this new change in operating segments.

Consolidated Sales and Gross Profit Margins

          Our net sales for the three-months ended May 31, 2005 increased 19.0 percent, or $20,371,000, versus the same period a year earlier. New product acquisitions accounted for 26.1 percent, or $27,920,000 of the net sales growth. This growth was offset by a 7.1 percent, or $ 7,549,000 decline in our core business (business that we operated over the same fiscal period last year) for the three-months ended May 31, 2005 when compared to the same period a year earlier. New product acquisitions included all OXO Housewares products acquired in June 2004, and Skin Milk® and TimeBlock® lines of skin care products, acquired in September 2004.

          As previously discussed, during the first quarter of fiscal 2006, we saw overall lower consumer demand at retail in many of our categories in our core business. Thus far, through innovation we have been successful in replacing low price point sales with higher price point items in key SKU categories. We experienced some erosion in our realized net selling prices due to market conditions. We have adjusted our product mix, pricing, and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Offsetting our core business sales declines has been the continued strength of the British Pound and the Euro versus the U.S. Dollar. With the growth in our International operations, other foreign currency exposures are growing and will be included in our foreign currency impact analysis as they become material. The overall net impact of foreign currency changes was to provide approximately $310,000 of additional sales dollars for the three-month period ended May 31, 2005, versus the same period a year earlier.

          Consolidated gross profit, as a percentage of sales for the three-month period ended May 31, 2005, decreased 0.8 percentage points, to 46.1 percent compared to the same period in the prior year. The decrease in gross profit is primarily due to a combination of the higher costs of customer promotion programs which reduced our net sales and a reduction in sales prices on certain key items in order to maintain our competitive position.

Selling, general, and administrative expenses

          Selling, general, and administrative expenses, expressed as a percentage of net sales, increased from 29.3 to 34.1 percent for the three-months ended May 31, 2005 compared to the same period in the prior year. The increase for the quarter ending May 31, 2005 is primarily due to increased personnel costs, increased consulting fees and depreciation associated with our new information system (which was placed into service early in our third fiscal quarter of fiscal 2005), increased advertising, and higher warehousing costs due to the use of outside third party warehouses to manage and distribute certain inventories until our new 1,200,000 square foot warehouse (as more fully discussed in Note 14 to our consolidated condensed financial statements) is completed and occupied, and higher outbound freight costs (primarily from a sharp rise in fuel surcharges).

Interest expense and other income / expense

          Interest expense for the three-month period ended May 31, 2005 increased compared with the three-month period ended May 31, 2005, to $3,263,000 from $986,000. The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the $273,173,000 acquisition of OXO and the $12,001,000 acquisition of Timeblock® and Skin Milk® (See Notes 8, 13 and 14 to our consolidated condensed financial statements for related discussions of new debt financings and the OXO, Timeblock® and Skin Milk® acquisitions).

          Other income (expense), net for the three-month period ended May 31, 2005 was $58,000 net expense, compared with other income, net of $96,000 for the same period in the prior year. The following schedule shows key components of other income and expense:

	(dollars in thousands)

	Quarter Ended May 31,		$ Change	% Change	% of Net Sales
	2005	2004	05/04	05/04	2005	2004
Other income (expense):
Interest income	$85	$343	$(258)	-75.2%	0.1%	0.3%
Realized and unrealized losses on securities	(181)	(307)	126	-41.0%	-0.1%	-0.3%
Miscellaneous other income	38	60	(22)	-36.7%	0.0%	0.1%

Total other income (expense)	$(58)	$96	$(154)	0.2%	0.0%	0.1%

*	Calculation is not meaningful

          Interest income is lower for the three-month period ended May 31, 2005 when compared to the same period last year due to lower levels of temporarily invested cash being held this year.

          Realized and unrealized losses on securities for the three-month period ended May 31, 2005 includes a $60,000 loss on marketable securities acquired in connection with the sale of Tactica (see Note 12) and a $121,000 loss on trading securities. The marketable securities acquired from Tactica carry a restriction that prevents us from disposing of the stock prior to July 31, 2005, and are accordingly classified as stock available for sale. On the acquisition date, the securities had a market value of $3,030,000. At May 31, 2005 and February 28, 2005 the market value of these securities was $60,000 and $120,000, respectively. During the quarter ended May 31, 2004, a $780,000 decline in market value was then considered temporary and recorded in other comprehensive income. In the third fiscal quarter of 2005, management determined the decline in market value on these securities to be other-than-temporary and accordingly began recording losses on the securities in other income (expense), net. Through the end of fiscal 2005, the total loss on the stock available for sale was $2,910,000. During the quarter ended May 31, 2005, a $60,000 loss on the stock available for sale was recorded in other income (expense), net.

Income tax expense

Income tax expense for the three-month period ended May 31, 2005 was 11.9 percent of earnings before income taxes, versus 18.4 percent of earnings before income taxes for the same period in the prior year. The overall year-to-year decline in rates is due to more of our income in fiscal 2006 being taxed in lower tax rate jurisdictions and the elimination of a Hong Kong tax accrual after fiscal 2005. Effective March 2005, the Company no longer conducts operating activities in Hong Kong for which the IRD has previously assessed taxes. As such, no additional accruals for contingent tax liabilities beyond February 2005 will be provided. We now expect our future tax rates to range in the 10 to 14 percent range on a go forward basis.

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

          Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”) provides accounting guidance for accounting segments to be disposed by sale and, in our circumstances, required us to report Tactica as a discontinued operation for the months held in fiscal 2005. Under this accounting treatment, Tactica’s operating results, net of taxes, are recorded as a separate summarized component after income from continuing operations for each year presented.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

          Selected measures of our liquidity and capital resources as of May 31, 2005 and May 31, 2004 are shown below:

	May 31,
	2005	2004
Accounts Receivable Turnover (Days) (1)	72.3	62.8
Inventory Turnover (Times) (1)	2.3	2.3
Working Capital	$162,215,000	$177,165,000
Current Ratio	2.1 : 1	3.3 : 1
Ending Debt to Ending Equity Ratio (2)	65.0%	14.9%
Return on Average Equity (1)	18.1%	17.9%

(1)	Accounts receivable turnover, inventory turnover, and return on average equity computations use 12-month trailing sales, cost of sales, or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated condensed balance sheets: “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion”. The significant increase in the ratio is due to the additional financing we incurred to acquire OXO and the Timeblock® and Skin Milk® brands (see Notes 8, 13 and 14, to our consolidated condensed financial statements).

Operating Activities

          Our cash balance was $6,781,000 at May 31, 2005 compared to $21,752,000 at February 28, 2005. Operating activities consumed $23,705,000 of cash during the first three months of fiscal 2006, compared to $140,000 of cash provided during the first three months of fiscal 2005. Inventories increased $36,364,000 during the first three months of fiscal 2006 compared to $1,784,000 during the first three months of fiscal 2005. Inventory levels increase in the first quarter of fiscal 2006. Inventory increases are part of a normal seasonal build to service the increased demand for product anticipated in the coming second and third fiscal quarters, to build up certain inventories due to new product introductions. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which we expect may increase as a result of recent increases in the prices of raw materials such as copper, steel and plastics.

          Accounts receivable remained relatively flat over the first quarter of fiscal 2006. Net sales in the first quarter of fiscal 2006 were $127,392,000 compared to $127,617,000 for the preceding quarter ended February 28, 2005. Accounts receivable at the end of the first quarter of fiscal 2006 were $111,742,000 compared to $111,739,000 at the end of the preceding quarter. This pattern reflects relatively stable timing of customer payments.

          Our accounts receivable turnover increased to 72.3 days at May 31, 2005 from 62.8 days at May 31, 2004. We have seen an increase in domestic and international receivable turnover days due to retail shipping requirements and marketing, promotional, and incentive programs we offer to remain competitive. This has required more follow-through and collections management on each account in order to help our customers resolve billing issues and properly issue and apply any credits due customers. This process has extended our collection cycle, but has not had a negative impact on our overall credit quality or ultimate collection rates. Our international business (primarily from European and Latin American countries) has longer credit terms than our domestic business. Due to the recent growth in our international business, overall receivable turnover days are increasing.

          Working capital decreased $14,950,000 from $177,165,000 at May 31, 2004 to $162,215,000 at May 31, 2005. Our current ratio decreased to 2.1:1 at May 31, 2005 from 3.3:1 at May 31, 2004. Our working capital and current ratio continue to drop as a result of the acquisition of OXO which reduced our cash levels, and increased our current liabilities.

Investing Activities

          Investing activities used $3,756,000 of cash during the three months ended May 31, 2005. Listed below are some significant highlights of our investing activities:

•	During the quarter, we commenced construction of a 1,200,000 square foot warehouse facility in Southaven, Mississippi. Total costs of the project, when completed; including warehouse equipment and fixtures is estimated to be approximately $45,000,000. We expect to continue to fund out of a combination of cash from operations, our existing revolving line of credit, and the proceeds from the sale of our existing facility in Southaven, Mississippi (estimated at $16,000,000). We may also consider other types of financing. For the quarter ended May 31, 2005, we spent approximately $2,680,000. From the project’s inception through May 31, 2005, the Company has incurred approximately $2,805,000 of costs on the project.

•	For the three-month period ended May 31, 2005, we incurred capital expenditures of $251,000 on our Global Enterprise Resource Planning System. Capital expenditures on this system are beginning to moderate over levels of spending in the past two years. We expect to continue to invest in functionality enhancements to the new system in the quarters to follow. Also, additional funds will be required to convert OXO to the new system.

During the current fiscal quarter, we spent $119,000 on the OXO conversion. We currently estimate the balance of costs yet to be incurred on enhancements and the OXO conversion to be $1,230,000.

•	During the first fiscal quarter, we also invested $298,000 in new molds and tooling, $18,000 on general computer software and hardware and $305,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We continue to invest in new patents. During the first fiscal quarter we spent $85,000 on new patent costs and registrations.

Financing Activities

          Financing activities provided $12,490,000 of cash during the three months ended May 31, 2005.

          During the three-month period ended May 31, 2005, 48,875 stock option grants were exercised for shares of our common stock providing $490,000 of cash. No shares of common stock were repurchased during this same period.

          For the three-month period ended May 31, 2005, borrowings against the Company’s Revolving line of credit provided net cash of $12,000,000.

          Our contractual obligations and commercial commitments as of May 31, 2005 were:

PAYMENTS DUE BY PERIOD
(in thousands)

		May 31,
		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt — floating rate	$225,000	$—	$—	$—	$—	$100,000	$125,000
Long-term debt — fixed rate	45,000	10,000	10,000	10,000	3,000	3,000	9,000
Interest on fixed rate debt	9,692	3,072	2,371	1,670	950	733	896
Interest on floating rate debt *	57,482	8,903	8,903	8,903	8,903	6,276	15,594
Open purchase orders	131,578	131,578	—	—	—	—	—
Minimum royalty payments	18,396	3,636	3,782	3,799	3,724	2,283	1,172
Advertising and promotional	31,566	10,075	10,453	6,509	1,572	890	2,067
Operating leases	4,400	1,674	1,374	830	293	229	—
Purchase and implementation of enterprise resource planning system	1,230	1,230	—	—	—	—	—
New distribution facility — purchase and start-up costs	42,195	42,195	—	—	—	—	—
Other	2,201	939	1,003	259	—	—	—

Total contractual obligations	$568,740	$213,302	$37,886	$31,970	$18,442	$113,411	$153,729

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of May 31, 2005. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,250,000 per year to floating rate interest expense over the next year.

          We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

          Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources (see Note 8 of our consolidated condensed financial statements) will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. Our cash used by operating activities of $23,705,000 over the first quarter of 2005 resulted from seasonal inventory increases to build our stocks for our peak selling season (which starts midway through the second quarter and runs through the end of the third quarter), the build-up of certain inventories to service new product introductions, and normal seasonal receivable collection patterns. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which may increase as a result of recent increases in the prices of raw materials.

          Typically, we can expect cash flow from operating activities in the second half of the fiscal year to recoup the cash used in the first half of the fiscal year and provide additional positive cash flow as third quarter seasonal peak accounts receivable are collected and seasonal peak inventory levels are lowered. We expect that our capital needs will stem primarily from the need to continue to fund our new warehouse acquisition, the need to purchase sufficient levels of inventory, and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Subject to the limitations imposed by our new financing arrangements, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

CRITICAL ACCOUNTING POLICIES

          The U.S. Securities and Exchange Commission defines critical accounting policies as “those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” Preparation of our financial statements involves the application of several such policies. These policies include: estimates used to compute our allowance for doubtful accounts, estimates of our exposure to liability for income taxes, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets, and the economic useful life of intangible assets.

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

          Income Taxes - We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is increased in any period in which we determine that the recovery is not probable.

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

          Valuation of inventory - We account for our inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of its average cost or its net realizable value. Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

          Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of fiscal 2006, and accordingly, recorded no impairment.

          Economic useful life of intangible assets - We apply Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that we amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We have completed our analysis of the remaining useful economic lives of our intangible assets during the first quarter of fiscal 2006 and determined that the useful lives currently being used to determine amortization of each asset are appropriate.

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

          On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. With the implementation of this new system, most of our businesses with the significant exception of the newly acquired Housewares segment run under one integrated information system. We continue with the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. Complications resulting from the continuing process adjustments could potentially cause considerable disruptions to our business. The change from the old system to the new system continues to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements have required a significant effort across our entire organization. During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. We continue to implement several significant functionality enhancements. These additional implementations will continue to strain our internal resources, could impact our ability to do business, and may result in higher implementation costs and concurrent reallocation of human resources.

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

          Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. These logistical systems depend on our new Global Enterprise Resource Planning System. Any interruption in our logistical systems would impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts.

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

          With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories. We may also find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We have incurred substantial debt to fund acquisitions which could have an adverse impact on our business and profitability.

          During the second quarter of fiscal 2005, we incurred substantial debt as more fully described in Note 8 to the consolidated condensed financial statements. We are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:

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

          Hong Kong Income Taxes - The Inland Revenue Department (“the IRD”) in Hong Kong has assessed taxes of $32,086,000 (U.S.) on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations.

          In connection with the IRD’s tax assessments for the fiscal years 1995 through 2003, we have purchased tax reserve certificates totaling $28,425,000. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

          If the IRD’s position were to prevail and if it were to assert the same position for fiscal years 2004 and 2005, the resulting assessment could total $18,340,000 (U.S.) in taxes. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

          Effective March 2005, the Company no longer conducts operating activities in Hong Kong for which the IRD has previously assessed taxes. As such, no additional accruals for contingent tax liabilities beyond February 2005 will be provided.

          United States Income Taxes - The Internal Revenue Service (“the IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and agreed to an additional assessment of $3,568,000 in taxes. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002 during the last quarter of the 2005 fiscal year, accordingly. We believe this additional tax liability will be settled with funds already on deposit with the IRS.

          The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in the Company’s most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

          At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. We currently intend to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries and accordingly we have made no provision for U.S. federal income taxes on these undistributed earnings. At May 31, 2006, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

          Compliance with and Changes in Tax Law – The future impact of tax legislation, regulations or treaties, including any future legislation in the United States or abroad that would affect the companies or subsidiaries that comprise our consolidated group is always uncertain. Our ability to respond to such changes so that we maintain favorable tax treatment, the cost and complexity of such compliance, and its impact on our ability to operate in jurisdictions flexibly always poses a risk.

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

          On June 1, 2004, we acquired indirectly through our subsidiary Helen of Troy Limited (Barbados), certain assets and liabilities of OXO from World Kitchen (GHC), LLC, WKI Holding Company, Inc. and World Kitchen, Inc. (collectively, “Seller”) for approximately $273.2 million plus the assumption of certain liabilities. In connection with this acquisition, Seller agreed to perform certain transitional services for the Company until March 31, 2005, including, the warehousing, order fulfillment and shipment of OXO products. Seller and the Company agreed to extend the period of these services until February 28, 2006. The Company is in the process of planning the transition of the warehousing, order fulfillment and shipment services from Seller to Company on or before February 28, 2006. This transition includes, the:

•	building of a new 1,200,000 square foot warehouse facility in Mississippi that was announced by the Company and the construction of which began in May 2005;

•	acquiring and installing new state of the art warehouse equipment and systems;

•	transitioning the warehousing, order fulfillment and shipment processes for the OXO products to our new Global Enterprise Resource Planning system;

•	the physical moving of the existing OXO inventory from Sellers’ current warehouse facility in Illinois to Mississippi; and

•	testing and successful implementation of the new warehouse facility and systems.

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

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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

          The adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. At May 31, 2005, we had 22,486 options available for issue under our employee stock option plan, and 308,000 options available for issue under our non-employee director’s stock option plan. The director’s stock option plan expired by its own terms in June 2005. Based upon our analysis of our current stock option plans in place, and assuming no further modifications to these plans, the estimated impact of adopting SFAS No. 123R for fiscal 2007 (fiscal year of adoption) will be to add approximately $856,000 net of tax benefits, to our annual operating expense. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

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

          In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in contractual bonus payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154, if applicable, beginning in fiscal 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our borrowings. Interest on our long-term debt outstanding as of May 31, 2005 is both floating and fixed. Fixed rates are in place on $45,000,000 senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $225,000,000 of senior notes. Interest rates on these notes are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At May 31, 2005, the interest rates on these notes were 3.940 percent for the five and seven year notes and 3.990 percent for the ten year notes. On June 29, 2005, the interest rates on these notes were reset for the next three months at 4.330 percent for the five and seven year notes and 4.380 percent for the ten year notes. Increases in interest rates expose us to risk on this debt. Also, with respect to our $45,000,000 senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.

          As mentioned in Note 8 to our consolidated condensed financial statements, interest rates on our revolving credit agreement vary based on the LIBOR rate and the applicable period for the LIBOR rate. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement allows for maximum revolving borrowings of $75,000,000. At May 31, 2005, there were $12,000,000 of outstanding borrowings and open letters of credit of $481,866 under this credit line. The need to continue to borrow under this and similar successor agreements could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.

          As mentioned under Note 8 to our consolidated condensed financial statements, in June 2004, we established a new five year, $75,000,000 revolving credit facility and placed $225,000,000 of floating rate senior debt with five, seven, and ten year maturities. Both the new revolving credit facility and the senior debt bear floating rates of interest. For example, a 1 percent increase in our base interest rates could impact us by adding up to $3,000,000 of additional interest cost annually. The addition of this level of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.

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

          During the three-month period ended May 31, 2005, we transacted 12 percent of our sales from continuing operations in foreign currencies. For the three-month period ended May 31, 2004, we transacted 15 percent of our sales from continuing operations in foreign currencies. For the three-month period ended May 31, 2005 we incurred foreign currency exchange losses of $698,000. For the same period in fiscal 2005, we incurred foreign exchange losses of $410,000.

          We hedge against foreign currency exchange rate-risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Selling, general and administrative expense” in the consolidated condensed statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurs. These amounts are also recognized in “Selling, general and administrative expense” in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

          The following table summarizes the various forward contracts we designated as cash flow hedges that were open at May 31, 2005 and February 28, 2005:

May 31, 2005
									Weighted	Market Value
								Weighted	Average	of the
						Spot Rate at		Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract	Range of Maturities		Contract	Spot Rate at	Forward Rate	at May 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	May 31, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8179	1.7854	1.8054	($100)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8179	1.7131	1.8030	(450)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.8179	1.8228	1.7978	251
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2305	1.2002	1.2422	(126)

										($425)

February 28, 2005
									Weighted	Market Value
								Weighted	Average	of the
								Average	Forward Rate	Contract in
Contract	Currency	Notational	Contract	Range of Maturities		Spot Rate at	Spot Rate at	Forward Rate	at Feb. 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	Feb. 28, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

										($2,389)

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

          Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Control over Financial Reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

          Through the date of this report, no corrective actions were required to be taken with regard to either significant deficiencies or material weaknesses in our controls. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

          In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended May 31, 2005, we did not purchase any shares. From September 1, 2003 through May 31, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 11, 2005	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: July 11, 2005	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President and Chief Financial Officer

Date: July 11, 2005	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller and Principal Accounting Officer

Index to Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith