Form 10-Q
period 2005-08-31
HELEN OF TROY LTD
filed 2005-10-11
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of October 6, 2005 there were 29,933,929 shares of Common Stock, $.10 par value, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	August 31,	February 28,
	2005	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,124	$21,752
Trading securities, at market value	258	192
Receivables — principally trade, less allowance of $1,183 and $2,167	110,813	111,739
Inventories	207,302	137,475
Prepaid expenses	6,894	8,421
Current deferred income tax benefits	7,122	6,582

Total current assets	340,513	286,161

Property and equipment, at cost less accumulated depreciation of $34,665 and $31,424	77,272	71,551
Goodwill, net of accumulated amortization of $7,726	201,200	201,200
Trademarks, net of accumulated amortization of $222 and $220	157,714	157,716
License agreements, net of accumulated amortization of $13,794 and $13,074	28,521	29,241
Other intangible assets, net of accumulated amortization of $2,146 and $1,287	16,363	17,077
Tax certificates	28,425	28,425
Long-term deferred income tax benefits	4,018	1,073
Other assets	19,007	19,005

	$873,033	$811,449

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$41,000	$—
Current portion of long-term debt	10,000	10,000
Accounts payable, principally trade	37,473	30,871
Accrued expenses:
Advertising and promotional	5,263	9,392
Other	44,986	54,248
Income taxes payable	29,799	26,411

Total current liabilities	168,521	130,922

Long-term debt, less current portion	260,000	260,000

Total liabilities	428,521	390,922

Stockholders’ equity
Preferred stock, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,925,429 and 29,830,526 shares issued and outstanding	2,993	2,983
Additional paid-in-capital	89,007	87,723
Retained earnings	351,605	331,606
Accumulated other comprehensive income (loss)	907	(1,784)

Total stockholders’ equity	444,512	420,527

Commitments and contingencies
	$873,033	$811,449

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net sales	$130,389	$141,229	$257,781	$248,250
Cost of sales	70,171	74,316	138,871	131,097

Gross profit	60,218	66,913	118,910	117,153

Selling, general, and administrative expense	46,088	41,646	89,482	72,986

Operating income	14,130	25,267	29,428	44,167

Other income (expense):
Interest expense	(3,795)	(2,681)	(7,058)	(3,675)
Other income, net	403	15	345	119

Total other income (expense)	(3,392)	(2,666)	(6,713)	(3,556)

Earnings before income taxes	10,738	22,601	22,715	40,611

Income tax expense
Current	233	4,777	1,106	7,582
Deferred	1,053	(1,024)	1,610	(524)

Income from continuing operations	9,452	18,848	19,999	33,553

Loss from discontinued segment’s operations, net of tax benefit (expense) of $442 through August 2004	—	—	—	(222)

Net earnings	$9,452	$18,848	$19,999	$33,331

Earnings per share:
Basic
Continuing operations	$0.32	$0.63	$0.67	$1.14
Discontinued operations	$—	$—	$—	$(0.01)
Total basic earnings per share	$0.32	$0.63	$0.67	$1.13

Diluted
Continuing operations	$0.30	$0.57	$0.63	$1.03
Discontinued operations	$—	$—	$—	$(0.01)
Total diluted earnings per share	$0.30	$0.57	$0.63	$1.02

Weighted average shares of common stock used in computing net earnings per share
Basic	29,896	29,765	29,875	29,602
Diluted	31,877	32,907	31,945	32,816
See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$19,999	$33,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,618	3,706
Provision for doubtful receivables	(984)	(36)
Unrealized (gain) loss — trading securities	(66)	357
Deferred taxes, net	496	(524)
Loss from operations of discontinued segment	—	222
Changes in operating assets and liabilities:
Accounts receivable	1,910	(30,131)
Inventories	(69,827)	(42,878)
Prepaid expenses	1,527	(4,303)
Other assets	(774)	(4,334)
Accounts payable	6,602	18,038
Accrued expenses	(10,699)	2,010
Income taxes payable	(325)	5,405

Net cash used by operating activities	(46,523)	(19,137)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(9,190)	(268,747)
Decrease in other assets	150	442

Net cash used by investing activities	(9,040)	(268,305)

Cash flows from financing activities:
Net borrowings on revolving line of credit	41,000	34,000
Proceeds from debt	—	425,000
Repayment of short-term acquisition financing	—	(200,000)
Payment of financing costs	(91)	(4,398)
Proceeds from options exercises and employee stock purchases, net	1,026	2,806
Common stock repurchases	—	(11,243)

Net cash provided by financing activities	41,935	246,165

Net decrease in cash and cash equivalents	(13,628)	(41,277)
Cash and cash equivalents, beginning of period	21,752	53,048

Cash and cash equivalents, end of period	$8,124	$11,771

Supplemental cash flow disclosures:
Interest paid	$6,409	$2,393
Income taxes paid (net of refunds)	$2,358	$3,027
Common stock received as exercise price of options	$—	$5,758
See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net earnings, as reported	$9,452	$18,848	$19,999	$33,331
Other comprehensive income (loss), net of tax:
Change in value of stock available for sale	—	(1,230)	—	(2,010)
Cash flow hedges	306	600	2,691	569

Comprehensive income	$9,758	$18,218	$22,690	$31,890

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
August 31, 2005

Note 1 -	In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2005 and February 28, 2005, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2005 and 2004. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

We have reclassified certain prior-period amounts in our consolidated condensed financial statements and accompanying footnotes to conform to the current period’s presentation. These reclassifications have no impact on previously reported net income.

Note 2 -	We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On October 21, 2004, Tactica International Inc. filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On July 8, 2005, Tactica filed a proposed bankruptcy reorganization plan, which would, among other things, require Helen of Troy to turn over a $2,908,000 Income Tax Refund to the bankruptcy estate. The refund would then be used to satisfy a portion of the claims of the unsecured creditors. Helen of Troy is currently in negotiations with the unsecured creditors regarding the claim asserted against the Income Tax Refund Receivable, and release of any further claims or liabilities arising from the bankruptcy. Management can not predict the outcome of these negotiations. We have made no provision on our books for any potential impairment on the Income Tax Refund Receivable, or other claims and liabilities that may arise from Tactica’s bankruptcy proceedings.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 1,980,758 and 2,069,738 for the three- and six-month periods ended August 31, 2005, respectively, and 3,142,863 and 3,214,405 for the three- and six-month periods ended August 31, 2004. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common stock. These options totaled 203,966 and 36,000 at August 31, 2005 and 2004, respectively.

Note 4 -	Our Board of Directors has authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended August 31, 2005, we did not purchase any shares. During the quarter ended August 31, 2004, we purchased and retired 732,710 shares under this resolution at a total purchase price of $24,344,966, for a $33.23 per share average price. From September 1, 2003 through August 31, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,670 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

Note 5 -	In the tables that follow, we present two segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, body powder and skin care products. The Housewares segment reports the operations of OXO International (“OXO”), which we acquired on June 1, 2004. The Housewares segment’s products include kitchen tools, household cleaning tools, storage and organization products, and gardening tools. Both segments sell their portfolio of products principally through mass merchants, general retail and specialty retail outlets in the United States and other countries.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our 2005 Annual Report in Form 10-K.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses (“SG&A”) used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. In connection with the acquisition of OXO, the seller agreed to perform certain operating functions for OXO for a transitional period of time. The costs of these functions are reflected in SG&A for the Housewares segment’s operating income. These costs are currently expected to continue to be incurred through the end of fiscal 2006. During this transitional period, we have not made an allocation of our corporate overhead to OXO. We do not expect to make any allocation of our corporate overhead to OXO until such time as the transition services terminate and are assumed by us. When we decide that such allocations are appropriate, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.

Other items of income and expense, including income taxes, are not allocated to operating segments.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
(in thousands)

	Personal
August 31, 2005	Care	Housewares	Total
Net sales	$100,861	$29,528	$130,389
Operating income	6,441	7,689	14,130
Capital, license, trademark and other intangible expenditures	4,987	447	5,434
Depreciation and amortization	2,103	789	2,892

	Personal
August 31, 2004	Care	Housewares	Total
Net sales	$118,415	$22,814	$141,229
Operating income	18,441	6,826	25,267
Capital, license, trademark and other intangible expenditures	5,210	261,129	266,339
Depreciation and amortization	1,490	667	2,157

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
(in thousands)

	Personal
August 31, 2005	Care	Housewares	Total
Net sales	$201,377	$56,404	$257,781
Operating income	14,351	15,077	29,428
Capital, license, trademark and other intangible expenditures	8,317	873	9,190
Depreciation and amortization	4,065	1,553	5,618

	Personal
August 31, 2004	Care	Housewares [1]	Total
Net sales	$225,436	$22,814	$248,250
Operating income	37,341	6,826	44,167
Capital, license, trademark and other intangible expenditures	9,873	261,129	271,002
Depreciation and amortization	3,039	667	3,706

[1] Includes only operations from June 1, 2004 through August 31, 2004.
IDENTIFIABLE NET ASSETS AT AUGUST 31, 2005 AND FEBRUARY 28, 2005
(in thousands)

	Personal
	Care	Housewares	Total
August 31, 2005	$554,660	$318,373	$873,033
February 28, 2005	506,957	304,492	811,449

Note 6 -	Hong Kong Income Taxes - The Inland Revenue Department (the “IRD”) in Hong Kong has assessed taxes of $32,086,000 (U.S.) on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also believe that we have complied with all applicable reporting and tax payment obligations.

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

Effective March 2005, we no longer conduct operating activities in Hong Kong which were the basis of the IRD’s assessments. As a result, no additional accruals for contingent tax liabilities beyond February 2005 will be provided.

United States Income Taxes - The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and agreed to an additional assessment of $3,568,000 in tax. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002 during the last quarter of the 2005 fiscal year, accordingly.

The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in our most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether we will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.

At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. We currently intend to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries and accordingly we have made no provision for U.S. federal income taxes on these undistributed earnings. At August 31, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.

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

Note 7 -	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed our annual impairment test during the first quarter of fiscal 2006 as required by SFAS 142, and have determined that none of our goodwill or other intangible assets were impaired at that time.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:
INTANGIBLE ASSETS
(in thousands)

			August 31, 2005			February 28, 2005
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount
Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$166,131	$166,131	$—	$166,131
All other goodwill	Personal Care	Indefinite	42,795	(7,726)	35,069	42,795	(7,726)	35,069

			208,926	(7,726)	201,200	208,926	(7,726)	201,200

Trademarks:
OXO	Housewares	Indefinite	75,200	—	75,200	75,200	—	75,200
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other trademarks — definite lives	Personal Care	[1]	338	(222)	116	338	(220)	118
All other trademarks — indefinite lives	Personal Care	Indefinite	31,081	—	31,081	31,081	—	31,081

			157,936	(222)	157,714	157,936	(220)	157,716

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(13,794)	10,521	24,315	(13,074)	11,241

			42,315	(13,794)	28,521	42,315	(13,074)	29,241

Other:
Patents, customer lists & non-compete agreements	Housewares	2 - 13 Years	18,509	(2,146)	16,363	18,364	(1,287)	17,077

Total			$427,686	$(23,888)	$403,798	$427,541	$(22,307)	$405,234

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three- and six-month periods ended August 31, 2005 and 2004, as well as estimated amortization expense for the fiscal years ending the last day of February 2006 through 2011.

Aggregate Amortization Expense
For the three months ended August 31	(in thousands)
2005	$791
2004	$784

Aggregate Amortization Expense
For the six months ended August 31	(in thousands)
2005	$1,580
2004	$1,145

Estimated Amortization Expense
For the fiscal years ended February	(in thousands)
2006	$3,167
2007	$2,948
2008	$2,875
2009	$2,826
2010	$2,530
2011	$2,058

Note 8 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

The following current and long-term borrowings were available or outstanding at February 28, 2005 and August 31, 2005.
On January 5, 1996, one of our U.S. subsidiaries issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at an annual rate of 7.01 percent. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of our subsidiaries. Annual principal payments of $10,000,000 each begin January 5, 2005, with the final payment due January 5, 2008. These notes had an outstanding current balance of $10,000,000 and a long-term balance of $20,000,000 at February 28, 2005 and August 31, 2005.
On July 18, 1997, one of our U.S. subsidiaries issued a $15,000,000 Senior Note. Interest is paid quarterly at an annual rate of 7.24 percent. The $15,000,000 Senior Note is due July 18, 2012, is unsecured, and is guaranteed by Helen of Troy Limited and certain of our subsidiaries. Annual principal payments of $3,000,000 each begin July 18, 2008, with the final payment due July 18, 2012.
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
Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. On June 1, 2004, we elected LIBOR based funding with an initial margin rate of 1.125 percent. The margin rate on LIBOR based borrowings was reduced to 1.0 percent from 1.125 percent, effective May 27, 2005. The margin rate on LIBOR based borrowings was increased to 1.125 percent from 1.0 percent, effective July 14, 2005. The rates paid on various draws for the current fiscal quarter ranged from 4.090 percent to 6.500 percent. The Revolving Line of Credit Agreement allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. As of August 31, 2005, there were $41,000,000 of revolving loans and $19,880 of open letters of credit outstanding against this facility.
The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The loan is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing consisting of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At February 28, 2005 the interest rates on these notes were 3.410 percent for the five and seven year notes and 3.460 percent for the ten year notes. At August 31, 2005, the interest rates on these notes were 4.330 percent for the five and seven year notes and 4.380 percent for the ten year notes. On September 29, 2005, the interest rates on these notes were reset for the next three months at 4.860 percent for the five and seven year notes and 4.910 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid without penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.
The Floating Rate Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
In August, 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds will be loaned by the MBFC to us for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility currently under construction (see Note 14). Interim draws, accumulating up to the $15,000,000 limit can be made through May 31, 2006, with interest paid quarterly. At that time the outstanding principal will convert to 5-year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. The Bonds can be prepaid without penalty any time after August 11, 2006.

The Bonds will bear interest at a variable rate as elected by us: either Bank of America’s prime rate, or the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Loan Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended. Interest on the Bonds is reset quarterly at the elected rates discussed above.
The new Loan Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Bonds have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
As of August 31, 2005, there had been no amounts drawn against this new Loan Agreement.
Through August 31, 2005 we were in compliance with all the terms of all outstanding debt agreements.
          Product Warranties
Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $6,250,000 and $5,767,000 as of August 31, 2005 and February 28, 2005, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our accrual for the three- and six-month periods ended August 31, 2005 and fiscal year ended February 28, 2005:
ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
		Additions	accrual -
	Beginning	to	payments and	Ending
Period's Ended	balance	accrual	credits issued	balance
August 31, 2005 (Three Months)	$5,108	$6,179	$5,037	$6,250
August 31, 2005 (Six Months)	$5,767	$12,140	$11,657	$6,250
February 28, 2005 (Year)	$4,114	$19,880	$18,227	$5,767

Contractual Obligations
          Our contractual obligations and commercial commitments as of August 31, 2005 were:
PAYMENTS DUE BY PERIOD
(in thousands)

		August 31,
		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt — floating rate	$225,000	$—	$—	$—	$100,000	$—	$125,000
Long-term debt — fixed rate	45,000	10,000	10,000	13,000	3,000	3,000	6,000
Interest on fixed rate debt	8,896	2,897	2,196	1,495	896	679	733
Interest on floating rate debt *	58,245	9,780	9,780	9,780	9,058	5,450	14,397
Open purchase orders	87,497	87,497	—	—	—	—	—
Minimum royalty payments	17,560	3,720	3,790	3,871	3,644	1,539	996
Advertising and promotional	31,919	11,844	11,310	4,657	1,395	846	1,867
Operating leases	4,155	1,713	1,293	700	295	154	—
Purchase and implementation of enterprise resource planning system	1,086	1,086	—	—	—	—	—
New distribution facility — purchase and start-up costs	38,892	38,892	—	—	—	—	—
Other	2,126	944	1,008	174	—	—	—

Total contractual obligations	$520,376	$168,373	$39,377	$33,677	$118,288	$11,668	$148,993

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of August 31, 2005. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,250,000 per year to floating rate interest expense over the next year.

Note 9 -	We sponsor four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for our stock option plans.

The table below sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended August 31, 2005 and 2004, respectively. The table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.
PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except per share data)

			Three Months Ended August 31,		Six Months Ended August 31,
			2005	2004	2005	2004
Net earnings:		As Reported	$9,452	$18,848	$19,999	$33,331
		Fair-value cost	454	279	750	770

		Pro forma	$8,998	$18,569	$19,249	$32,561

Earnings per share:
	Basic:	As Reported	$0.32	$0.63	$0.67	$1.13
		Pro forma	$0.30	$0.62	$0.64	$1.10

	Diluted:	As Reported	$0.30	$0.57	$0.63	$1.02
		Pro forma	$0.28	$0.56	$0.60	$0.99

Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively) we have reserved a total of 14,750,000 shares of our common stock for issuance to key officers and employees.

On August 3, 2005, our shareholders approved a proposal to amend the 1998 Plan by increasing the number of shares of common stock available for issuance to employees an additional 750,000 shares, limiting the maximum amount of shares that can be issued in any fiscal year to 250,000, excluding Mr. Gerald J. Rubin, our Chairman of the Board, Chief Executive Officer and President and Mr. Christopher L. Carameros, an Executive Vice-President, from any future grants under the Plan, and requiring that each restricted share granted under the plan will reduce the available shares under the plan by 3 shares.

Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately or over a one, four, or five-year vesting period. The 1994 and 1998 Plan options expire on a date ranging from seven to ten years from their date of grant. 780,436 and 24,486 shares remained available for future grants under the 1998 Plan at August 31, 2005 and February 28, 2005, respectively.

Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, we reserved a total of 980,000 shares of our common stock for issuance to non-employee members of the Board of Directors. We granted options under the Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. 336,000 shares remained available for future grants under this plan at February 28, 2005. On March 1, 2005, we issued 28,000 shares under the Directors’ Plan. On June 1, we issued 24,000 shares under the Directors’ Plan. The Directors’ Plan expired by its terms on June 6, 2005. On that date, the remaining 284,000 shares available for issue expired.

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

During the second quarter of fiscal 2006, plan participants acquired 10,128 shares at an average price of $20.79 per share under the stock purchase plan. At August 31, 2005 and February 28, 2005, 343,759 and 353,887 shares respectively, remained available for future purchases under this plan.

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

No credits were used during the three- and six-months ended August 31, 2005. All remaining credits are included in the line item entitled “Prepaid expenses” on our consolidated condensed balance sheets and are valued at $915,000 at August 31, 2005 and February 28, 2005, respectively.

Note 11 -	Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three- and six-months ended August 31, 2005, we transacted 13 percent of our sales from continuing operations in foreign currencies. During the three- and six-months ended August 31,

2004, we transacted 15 percent of our sales from continuing operations in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound, Euro, Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at August 31, 2005 and February 28, 2005:

August 31, 2005
									Weighted	Market Value
								Weighted	Average	of the
								Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at	Spot Rate at	Forward Rate	at August 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	August 31, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8027	1.7854	1.7991	($68)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8027	1.7131	1.7976	(423)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.8027	1.8228	1.7981	248
Sell	Canadian	$4,000,000	8/31/2005	1/23/2006		1.1900	1.1873	1.1863	1.1825	(11)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2333	1.2002	1.2423	(126)

										($380)

February 28, 2005
									Weighted	Market Value
								Weighted	Average	of the
								Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at	Spot Rate at	Forward Rate	at Feb. 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	Feb. 28, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

										($2,389)

Note 12 -	The amount showing as a loss from discontinued segment’s operations, net of tax benefits for the six-months ended August 31, 2004 arose from our recognition of two months of operations of Tactica International, Inc. (“Tactica”). Our 55 percent interest in Tactica was sold on April 29, 2004 to certain shareholder-operating managers. The fair value of net assets received was equal to the book value of net assets transferred; accordingly, no gain or loss was recorded as a result of this sale.

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

OXO is a world leader in providing innovative consumer products in a variety of product areas. OXO offers approximately 500 consumer product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage, and organization. OXO also has strong customer relationships with leading specialty and department store retailers. Each year approximately 90 or more products are introduced through the OXO Good Grips®, OXO Steel™, OXO Good Grips i-Series®, and OXO SoftWorks® product lines.

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

The following pro forma unaudited financial data for the three- and six-month periods ending August 31, 2005 and August 31, 2004 is presented to illustrate the estimated effects of the OXO acquisition as if the transaction had occurred as of the beginning of the fiscal periods presented.
Results of Operations if OXO Acquisition Had Been Completed at March 1, 2004
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004 [1]
Net sales	$130,389	$141,229	$257,781	$269,505
Income from continuing operations	9,452	18,848	19,999	34,925
Diluted earnings from continuing operations per share	$0.30	$0.57	$0.63	$1.06
Weighted average diluted shares of common stock	31,877	32,907	31,945	32,816
[1] Income from continuing operations includes an estimated adjustment for acquisition related interest for the first quarter of fiscal 2005 of $1,880. For all periods shown thereafter, actual acquisition interest was used.

Note 14 -	On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. The initial purchase price will be approximately $33,000,000, subject to adjustment for change orders and liquidated damages in the event construction runs beyond the term the developer has agreed to. Total costs of the project, including warehouse equipment and fixtures, are currently estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, $15,000,000 of Industrial Revenue Bonds (as further discussed under Note 8) and the proceeds from the sale of our existing facility in Southaven, Mississippi. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000. The purchase agreement grants us a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. We expect to occupy the new facility in the last fiscal quarter of fiscal 2006. Through August 31, 2005, we have incurred approximately $6,108,000 of costs on the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Forward-Looking Information and Factors That May Affect Future Results”, Item 3. “Quantitative and Qualitative Disclosures About Market Risk”, and in the Company’s most recent report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005.
OVERVIEW OF THE QUARTER’S ACTIVITIES:
          Our second fiscal quarter is generally characterized by stable sales in June and July with increasing sales in August as we build towards a peak shipping season in the fiscal third quarter. The first quarter of fiscal 2005 did not include the operations of our Housewares segment (the operations of OXO International (“OXO”) acquired on June 1, 2004), offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization.
          Consolidated net sales for the second fiscal quarter decreased 7.7 percent to $130,389,000 compared with $141,229,000 for the same period last year. Consolidated net sales for the six month period ending August 31, 2005 increased 3.8 percent to $257,781,000 compared with $248,250,000 for the same period last year. Consolidated income from continuing operations for the second fiscal quarter was 7.2 percent of net sales or $9,452,000 compared with 13.3 percent of net sales or $18,848,000 for the same period last year. Consolidated income from continuing operations for the six month period ending August 31, 2005 was 7.8 percent of net sales or $19,999,000 compared with 13.5 percent of net sales or $33,553,000 for the same period last year.
          Total assets increased 11.6%, or $90,542,000, to $873,033,000 at August 31, 2005 when compared with August 31, 2004. Total current and long-term debt outstanding at August 31, 2005 was $311,000,000 compared to $314,000,000 outstanding at August 31, 2004. Total stockholders’ equity was $444,512,000 at August 31, 2005 compared to $376,801,000 at August 31, 2004.
          Our company focus over the past half year has been:
•	To continue to develop new products to fill customer needs and to expand our SKU offerings in order to expand distribution and further penetrate existing accounts.

•	To continue to improve our internal operations in order to better serve our customers. This is being accomplished through continued enhancement of our Global Enterprise Resource Planning System, along with the standardization, evolution and streamlining of our operating procedures.

•	To continue to integrate the operations of our new Housewares Segment which currently operates under a separate information platform. We are currently preparing for the segment’s conversion to our information system, which we expect to occur late in our fourth fiscal quarter.

•	To consolidate our warehouse facilities. In the second quarter, construction commenced on a new 1,200,000 square foot warehouse in Southaven Mississippi. We are currently on track with our plans to move into the new facility at the end of fiscal 2006.

•	To continue to explore growth opportunities through additional brand and product line acquisitions.

Personal Care Segment
Net sales in the segment for the second fiscal quarter decreased 14.8 percent to $100,861,000 compared with $118,415,000 for the same period last year. Net sales for the six month period ending August 31, 2005 decreased 10.7 percent to $201,377,000 compared with $225,436,000 for the same period last year.
Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. During the current quarter and over the last half year, we saw overall lower net sales in many of our categories. We experienced some erosion in our realized net selling prices due to the need to expand our marketing incentives and match competitors’ prices on comparable SKU’s. We have adjusted our product mix, pricing and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Over the last few years, the prices of raw materials such as copper, steel and plastics have seen significant increases and we expect them to remain high for the foreseeable future. For the most part, we have been able to avoid significant price increases due to raw materials increases, but it is uncertain whether we will be able to continue to do so.
•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for the second fiscal quarter and the six-months ended August 31, 2005 decreased approximately 20.9 and 14.4 percent over the same quarter and year-to-date periods in the prior year. The reasons for the revenue shortfall were the need to respond to competitive pricing pressures, a loss of product placement, and high customer returns in the first quarter of fiscal 2006. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo® and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Net sales increased approximately 18.8 and 6.8 percent over the same quarter and year-to-date periods in the prior year. The significant improvement in the second quarter is due to the second quarter launch of SKU’s and new packaging in the U.S. and Latin America for our Brut® and Sea Breeze® brands to which we are giving focused advertising support. Additional packaging and line extensions for our Sea Breeze® and Skin Milk® Brands are scheduled for roll-out during the second half of the current fiscal year. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Brut®, Sea Breeze®, Skin Milk®, Vitalis®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, TimeBlock® and Epil-Stop®.

•	Brushes, Combs, and Accessories. Net sales decreased approximately 21.8 and 14.0 percent over the same quarter and year-to-date periods in the prior year. The drop is primarily due to certain customers moving to other sourcing alternatives. We continue to aggressively market a new line of Revlon® accessories and other product initiatives to reverse the sales trend. We are emphasizing promotional placements across all channels of distribution with key branded products, this is helping us to secure new business in selected accounts.
Housewares Segment
•	As of May 31, 2005, we completed a full year of operations for our new Housewares Segment (the operations of OXO acquired on June 1, 2004). When compared to the same period last year (OXO’s operations are not included in our consolidated condensed statement of income for the three month’s ended May 31, 2004), OXO’s net sales increased approximately 29.4 and 28.0 percent over the same quarter and pro forma year-to-date periods in the prior year. Growth has been primarily driven by continued extension of our business within existing key customers. Within all OXO’s accounts, new product introductions such as trash bins, tea kettles and new cleaning items have been well received. Good Grips®, OXO Steel™, OXO Grind it™ and OXO SoftWorks® are our key brands in this group.

In addition to the above activities, we continued to invest in our business and expand our access to capital, with a view toward potential future growth.
•	On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. Total costs of the project, including warehouse equipment and fixtures, are estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, $15,000,000 of Bonds (as further discussed below and in Note 8 to our consolidated condensed financial statements) and the proceeds from the sale of our existing facility in Southaven, Mississippi. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000. The purchase agreement grants us a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. We expect to occupy the new facility in the last quarter of fiscal 2006. Through August 31, 2005, we had incurred approximately $6,108,000 of costs on the project. With the addition of this warehouse capacity, we expect to benefit from the elimination of warehouse service charges being paid to existing third parties, economies of scale, and reduced domestic inbound and outbound transportation costs as a result of having a more optimal geographic location to ship to and from.

•	In August, 2005, the we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds will be loaned by the MBFC to us for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility currently under construction (see Notes 8 and 14 to the accompanying consolidated condensed financial statements). As of August 31, 2005, there had been no amounts drawn against this new Loan Agreement.

RESULTS OF OPERATIONS
Comparison of fiscal quarter and six-month periods ended August 31, 2005 to the same periods ended August 31, 2004.
          The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

			2005 vs. 2004		% of Net Sales
Quarter ended August 31, (dollars in thousands)	2005	2004	$ Change	% Change	2005	2004
Net sales
Personal Care Segment	$100,861	$118,415	$(17,554)	-14.8%	77.4%	83.8%
Housewares Segment	29,528	22,814	6,714	29.4%	22.6%	16.2%

Total Net Sales	130,389	141,229	(10,840)	-7.7%	100.0%	100.0%
Cost of sales	70,171	74,316	(4,145)	-5.6%	53.8%	52.6%

Gross profit	60,218	66,913	(6,695)	-10.0%	46.2%	47.4%

Selling, general, and administrative expense	46,088	41,646	4,442	10.7%	35.3%	29.5%

Operating income	14,130	25,267	(11,137)	-44.1%	10.8%	17.9%

Other income (expense):
Interest expense	(3,795)	(2,681)	(1,114)	41.6%	-2.9%	-1.9%
Other income, net	403	15	388	2586.7%	0.3%	0.0%

Total other income (expense)	(3,392)	(2,666)	(726)	27.2%	-2.6%	-1.9%

Earnings before income taxes	10,738	22,601	(11,863)	-52.5%	8.2%	16.0%
Income tax expense	1,286	3,753	(2,467)	-65.7%	1.0%	2.7%

Net earnings	$9,452	$18,848	$(9,396)	-49.9%	7.2%	13.3%

			2005 vs. 2004		% of Net Sales
Six months ended August 31, (dollars in thousands)	2005	2004	$ Change	% Change	2005	2004
Net sales
Personal Care Segment	$201,377	$225,436	$(24,059)	-10.7%	78.1%	90.8%
Housewares Segment	56,404	22,814	33,590	147.2%	21.9%	9.2%

Total Net Sales	257,781	248,250	9,531	3.8%	100.0%	100.0%
Cost of sales	138,871	131,097	7,774	5.9%	53.9%	52.8%

Gross profit	118,910	117,153	1,757	1.5%	46.1%	47.2%

Selling, general, and administrative expense	89,482	72,986	16,496	22.6%	34.7%	29.4%

Operating income	29,428	44,167	(14,739)	-33.4%	11.4%	17.8%

Other income (expense):
Interest expense	(7,058)	(3,675)	(3,383)	92.1%	-2.7%	-1.5%
Other income, net	345	119	226	189.9%	0.1%	0.0%

Total other income (expense)	(6,713)	(3,556)	(3,157)	88.8%	-2.6%	-1.4%

Earnings before income taxes	22,715	40,611	(17,896)	-44.1%	8.8%	16.4%
Income tax expense	2,716	7,058	(4,342)	-61.5%	1.1%	2.8%

Income from continuing operations	19,999	33,553	(13,554)	-40.4%	7.8%	13.5%
Loss from discontinued segment’s operations, net of tax benefit (expense) of $442 through August 2004	—	(222)	222	*	0.0%	-0.1%

Net earnings	$19,999	$33,331	$(13,332)	-40.0%	7.8%	13.4%

*	Calculation is not meaningful

          As more fully discussed in Note 5 to the accompanying consolidated condensed financial statements, in the first fiscal quarter of 2005, we reported a single operating segment, Personal Care, and one Discontinued Segment. The Personal Care Segment includes the hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders, and other personal care products business. The Discontinued Segment included the operations of Tactica International, Inc. (See Note 12 to the consolidated condensed financial statements for a further discussion of the sale of Tactica). Beginning with the second quarter of fiscal 2005, we presented an additional operating segment, Housewares, to report the operations of OXO. The Housewares Segment offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization (See Note 13 to the consolidated condensed financial statements for a further discussion of the OXO acquisition). The accompanying discussion and analysis reflects these new changes in operating segments.
Consolidated Sales and Gross Profit Margins
          Consolidated net sales for the second fiscal quarter decreased 7.7 percent to $130,389,000 compared with $141,229,000 for the same period last year. Consolidated net sales for the six-month period ending August 31, 2005 increased 3.8 percent to $257,781,000 compared with $248,250,000 for the same period last year. New product acquisitions accounted for $1,259,000 and $29,180,000, respectively of the net sales growth for the three- and six-month periods ended August 31, 2005. This growth was offset by net sales declines of 8.6 and 7.9 percent, respectively, or $12,099,000 and $19,649,000, respectively, in our core business (business that we operated over the same fiscal periods last year) for the three- and six-months periods ended August 31, 2005 when compared to the same periods a year earlier. New product acquisitions for the second fiscal quarter included the Skin Milk® and TimeBlock® lines of skin care products, acquired in September 2004. New product acquisitions for the six-month period ended August 31, 2005 included the OXO Houseware products until May 31,2005 (OXO was acquired June 1, 2004) and the Skin Milk® and TimeBlock® lines of skin care products for the entire six months.
          In the Appliance group, the reasons for the revenue shortfall were the need to respond to competitive pricing pressures, a loss of product placement, and high customer returns in the first quarter of fiscal 2006. In the Brushes, Combs, and Accessories group, sales decrease were primarily due to certain customers moving to direct sourcing alternatives. We experienced some erosion in our realized net selling prices due to market conditions. We continue to evaluate and take corrective actions to make up for these sales declines. We have adjusted our product mix, pricing, and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Offsetting our core business sales declines has been the continued strength of certain key foreign currencies versus the U.S. Dollar. The overall net impact of foreign currency changes was to provide approximately $634,000 and $944,000 of additional sales dollars for the three- and six-month periods ended August 31, 2005, versus the same periods a year earlier.
          Consolidated gross profit, as a percentage of sales for the three- and six-month periods ended August 31, 2005, decreased 1.2 and 1.1 percentage points, respectively, to 46.2 and 46.1 percent, respectively, compared to the same periods in the prior year. The decrease in gross profit is primarily due to a combination of the higher costs of customer promotion programs which reduced our net sales and a reduction in sales prices on certain key items in order to maintain our competitive position. Recently, we have begun to experience some product price increases. While these increases are not yet significant overall, we believe they are indicative of future potential upward pricing pressure.
Selling, general, and administrative expenses
          Selling, general, and administrative expenses, expressed as a percentage of net sales, increased from 29.5 to 35.3 percent for the three-months, and from 29.4 to 34.7 percent for the six-months ended August 31, 2005 compared to the same periods in the prior year. These increases are primarily due to increased personnel costs, increased consulting fees and depreciation associated with our new information system (which was placed into service early in our third fiscal quarter of fiscal 2005), increased advertising, and higher warehousing costs due to the use of outside third party warehouses to manage and distribute certain inventories until our new 1,200,000 square foot warehouse (as more fully discussed in Note 14 to our consolidated condensed financial statements) is completed and occupied, and higher outbound freight costs (primarily from a sharp rise in fuel surcharges).

Interest expense and other income / expense
          Interest expense for the three- and six-month periods ended August 31, 2005 increased to $3,795,000 and $7,058,000, respectively, compared to $2,681,000 and $3,675,000, respectively, for the same periods in the prior year. The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the $273,173,000 acquisition of OXO on June 1, 2004 and the $12,001,000 acquisition of TimeBlock® and Skin Milk® in September 2004 (See Notes 8 and 13 to our consolidated condensed financial statements for related discussions of new debt financings) and increases in interest rates on our floating rate debt.
          Other income (expense), net for the three and six-month periods ended August 31, 2005 was $403,000 and $345,000, respectively, compared to $15,000 and $119,000, respectively, for the same periods in the prior year. The following schedule shows key components of other income and expense:

	(dollars in thousands)
	Quarter Ended August 31,			Six Months Ended August 31,
	2005	2004	$ Change	2005	2004	$ Change
Interest income	$50	$62	$(12)	$135	$405	$(270)
Realized and unrealized gains (losses) on securities	188	(50)	238	7	(357)	364
Miscellaneous other income	165	3	162	203	71	132

Other income, net	$403	$15	$388	$345	$119	$226

          Interest income is lower for the three- and six-month period ended August 31, 2005 when compared to the same periods last year due to lower levels of temporarily invested cash being held this year.
          Realized and unrealized losses on securities for the three- and six-month periods ended August 31, 2005 included $-0- and $60,000, respectively, of loss on marketable securities acquired in connection with the sale of Tactica (see Note 12) and $188,000 and $67,000, respectively, of net gains on other trading securities. The marketable securities acquired from Tactica carried a restriction that prevented us from disposing of the stock prior to July 31, 2005, and continues to be classified as stock available for sale. On the acquisition date, these securities had a market value of $3,030,000. At August 31, 2005 and February 28, 2005 the market value of these securities was $60,000 and $120,000, respectively. During the three- and six-months ended August 31, 2004, $1,230,000 and $2,010,000, respectively, of declines in market value on these securities were then considered temporary and recorded in other comprehensive income. In the third fiscal quarter of 2005, management determined the decline in market value on these securities had become other-than-temporary and accordingly began recording losses on the securities in other income (expense), net. Through the end of fiscal 2005, the total loss on the stock available for sale was $2,910,000.
Income tax expense
          Income tax expense for the three-month and six-month periods ended August 31, 2005 was 12.0 and 12.0 percent of earnings before income taxes, respectively, versus 16.6 and 17.4 percent of earnings before income taxes, respectively, for the same periods in the prior year. The overall year-to-year decline in rates is due to more of our income in fiscal 2006 being taxed in lower tax rate jurisdictions and the elimination of a Hong Kong tax accrual after fiscal 2005. Effective March 2005, we no longer conduct operating activities in Hong Kong, which were the basis of the IRD’s assessments. As a result, no additional accruals for Hong Kong contingent tax liabilities beyond February 2005 will be provided. We now expect our future tax rates to typically range in the 10 to 14 percent range on a go-forward basis.

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
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
          Selected measures of our liquidity and capital resources as of August 31, 2005 and August 31, 2004 are shown below:

	August 31,
	2005	2004
Accounts Receivable Turnover (Days) (1)	77.1	64.4
Inventory Turnover (Times) (1)	2.0	2.3
Working Capital	$171,992,000	$144,948,000
Current Ratio	2.0 : 1	2.1 : 1
Ending Debt to Ending Equity Ratio (2)	70.0%	83.3%
Return on Average Equity (1)	15.1%	18.8%
(1)	Accounts receivable turnover, inventory turnover, and return on average equity computations use 12-month trailing sales, cost of sales, or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated condensed balance sheets: “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion”.
Operating Activities
          Our cash balance was $8,124,000 at August 31, 2005 compared to $21,752,000 at February 28, 2005. Operating activities consumed $46,523,000 of cash during the first six months of fiscal 2006, compared to $19,137,000 of cash consumed during the first six months of fiscal 2005. Inventories increased $69,827,000 during the first six months of fiscal 2006 compared to $42,878,000 during the first six months of fiscal 2005. Inventory increases are part of a normal seasonal build to service the increased demand for product anticipated in the coming third fiscal quarter, and to build up certain inventories due to new product introductions. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which we expect may increase as a result of recent increases in fuel prices and the prices of raw materials such as copper, steel and plastics.
          Accounts receivable remained relatively flat over the first half of fiscal 2006. Net sales in the second quarter of fiscal 2006 were $130,389,000 compared to $127,392,000 and $127,617,000 for the preceding quarters ended May 31, 2005 and February 29, 2005, respectively. Accounts receivable at the end of the first half of fiscal 2006 were

$110,813,000 compared to $111,742,000 and $111,739,000 at the end of the preceding quarters ended May 31, 2005 and February 29, 2005, respectively. This pattern reflects relatively stable timing of customer payments.
          Our accounts receivable turnover increased to 77.1 days at August 31, 2005 from 64.4 days at August 31, 2004. We have seen an increase in domestic and international receivable turnover days due to retail shipping requirements and marketing, promotional, and incentive programs we offer to remain competitive. This has required more follow-through and collections management on each account in order to help our customers resolve billing issues and properly issue and apply any credits due customers. This process has extended our collection cycle, but has not had a negative impact on our overall credit quality or ultimate collection rates. Our international business (primarily from European and Latin American countries) has longer credit terms than our domestic business. Due to the recent growth in our international business, overall receivable turnover days are increasing.
          Working capital increased $27,044,000 from $144,948,000 at August 31, 2004 to $171,992,000 at August 31, 2005. Our current ratio decreased to slightly 2.0:1 at August 31, 2005 from 2.1:1 at August 31, 2004. Management does not consider the decrease in the current ratio to be significant and is the result of normal variations in our operating accounts.
Investing Activities
          Investing activities used $9,040,000 of cash during the six months ended August 31, 2005. Listed below are some significant highlights of our investing activities:
•	During the second quarter, we commenced construction of a 1,200,000 square foot warehouse facility in Southaven, Mississippi. Total costs of the project, when completed; including warehouse equipment and fixtures is estimated to be approximately $45,000,000. We expect to continue to fund out of a combination of cash from operations, our existing revolving line of credit, $15,000,000 of Bonds (as further discussed under Note 8) and the proceeds from the sale of our existing facility in Southaven, Mississippi (estimated at $16,000,000). For the three- and six-month periods ended August 31, 2005, we spent approximately $3,303,000 and $5,983,000, respectively, on related construction and equipment costs. From the project’s inception through the end of the first half of the year, we have incurred approximately $6,108,000 of costs on the project.

•	For the three- and six-month periods ended August 31, 2005, we incurred capital expenditures of $16,000 and $267,000 on our Global Enterprise Resource Planning System. Capital expenditures on this system have moderated over levels of spending in the past two years. We expect to continue to invest in functionality enhancements to the new system in the quarters to follow. During the latest fiscal quarter additional spending was focused on converting OXO to the new system. For the three- and six-month periods ended August 31, 2005, we spent $144,000 and $263,000, respectively, on the OXO conversion. We currently estimate the balance of costs yet to be incurred on enhancements and the OXO conversion to be $1,086,000.

•	During the first half of the fiscal year, we also invested $940,000 in new molds and tooling, $689,000 on distribution equipment and material handling systems at our existing operational facilities, $160,000 on general computer software and hardware and $743,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We continue to invest in new patents. During the first half of the fiscal year we spent $145,000 on new patent costs and registrations.
Financing Activities
          Financing activities provided $41,935,000 of cash during the six months ended August 31, 2005. Listed below are some significant highlights of our financing activities:

•	During the three- and six-month periods ended August 31, 2005, 35,900 and 84,775 stock option grants, respectively, were exercised for shares of our common stock providing $325,000 and $815,000 of cash, respectively. In July 2005, purchases through our employee stock purchase plan of 10,128 shares provided an additional $211,000 of cash. No shares of common stock were repurchased during this same period.

•	For the three- and six-month periods ended August 31, 2005, borrowings against the Company’s Revolving line of credit provided net cash of $29,000,000 and $41,000,000. These borrowings were used principally to build up inventories in advance of our third quarter peak shipping season, and to build up certain inventories due to new product introductions. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which we expect may increase as a result of recent increases in fuel prices and the prices of raw materials such as copper, steel and plastics.

•	In August, 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds will be used for the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility currently under construction. Interim draws, accumulating up to the $15,000,000 limit can be made through May 31, 2006, with interest paid quarterly. At that time the outstanding principal will convert to 5 year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. The Bonds can be prepaid without penalty any time after August 11, 2006.

The Bonds will bear interest at a variable rate as elected by the Company: either Bank of America’s prime rate, or the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Loan Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended. Interest on the Bonds is reset quarterly at the elected rates discussed above.

The new Loan Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Bonds have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

As of August 31, 2005, there had been no amounts drawn against this new Loan Agreement.

In connection with the new Loan Agreement, we incurred $91,000 of financing costs which will be amortized over the life of the new agreement.

          Our contractual obligations and commercial commitments as of August 31, 2005 were:
PAYMENTS DUE BY PERIOD
(in thousands)

		August 31,
		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt — floating rate	$225,000	$—	$—	$—	$100,000	$—	$125,000
Long-term debt — fixed rate	45,000	10,000	10,000	13,000	3,000	3,000	6,000
Interest on fixed rate debt	8,896	2,897	2,196	1,495	896	679	733
Interest on floating rate debt *	58,245	9,780	9,780	9,780	9,058	5,450	14,397
Open purchase orders	87,497	87,497	—	—	—	—	—
Minimum royalty payments	17,560	3,720	3,790	3,871	3,644	1,539	996
Advertising and promotional	31,919	11,844	11,310	4,657	1,395	846	1,867
Operating leases	4,155	1,713	1,293	700	295	154	—
Purchase and implementation of enterprise resource planning system	1,086	1,086	—	—	—	—	—
New distribution facility — purchase and start-up costs	38,892	38,892	—	—	—	—	—
Other	2,126	944	1,008	174	—	—	—

Total contractual obligations	$520,376	$168,373	$39,377	$33,677	$118,288	$11,668	$148,993

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of August 31, 2005. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,250,000 per year to floating rate interest expense over the next year.
          We have no existing activities involving special purpose entities or off-balance sheet financing.
Current and Future Capital Needs
          Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources (see Note 8 of our consolidated condensed financial statements) will continue to provide sufficient capital resources to fund our foreseeable short and long-term liquidity requirements. Our cash used by operating activities of $46,523,000 over the first half of fiscal 2006 resulted from seasonal inventory increases to build our stocks for our peak selling season (which starts in August and runs through the end of November) and the build-up of certain inventories to service new product introductions. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which may increase as a result of recent increases in fuel prices and the prices of certain raw materials.
          Typically, we can expect cash flow from operating activities in the second half of the fiscal year to recoup the cash used in the first half of the fiscal year and provide additional positive cash flow as third quarter seasonal peak accounts receivable are collected and seasonal peak inventory levels are lowered. We expect that our capital needs will stem primarily from the need to continue to fund our new warehouse acquisition, the need to maintain sufficient levels of inventory, and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Subject to the limitations imposed by our new financing arrangements, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS
          Certain written and oral statements made by us may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements. We caution readers not to place undue reliance on forward-looking statements. Forward-looking statements are subject to risks that could cause such statements to differ materially from actual results. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
          On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. With the implementation of this new system, most of our businesses with the significant exception of the newly acquired Housewares segment run under one integrated information system. We continue with the process of closely monitoring the new system and making normal and expected adjustments to improve its effectiveness. Complications resulting from the continuing process adjustments could potentially cause considerable disruptions to our business. The change from the old system to the new system continues to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements have required a significant effort across our entire organization. During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. We continue to implement several significant functionality enhancements. These additional implementations will continue to strain our internal resources, could impact our ability to do business, and may result in higher implementation costs and concurrent reallocation of human resources. During the third fiscal quarter of 2006, we will begin the implementation and transition of our Housewares segment to the new system. We are taking measures to mitigate any possible disruptions in the transition of our Housewares segment, but there can be no assurance that such disruptions will not occur.
          To support these new technologies, we are building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for failure and risk. We continue to rely substantially on outside vendors to assist us with implementation and enhancements and will continue to rely on certain vendors to assist us in maintaining some of our new infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. We have begun to transition many of these third party services to our in-house staff and continue with significant training efforts in order to do so. The transition from third party services to in-house staffing of such services poses risks that could cause additional business disruptions. Finally, natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.
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
          During the second quarter of fiscal 2005, we incurred substantial debt. During the second quarter of fiscal 2006, we entered into a loan agreement that will provide for additional future debt of up to $15,000,000. The terms of all our debt agreements are more fully described in Note 8 to the consolidated condensed financial statements. As a result of these agreements, we are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:
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
          Hong Kong Income Taxes - The Inland Revenue Department (the “IRD”) in Hong Kong has assessed taxes of $32,086,000 (U.S.) on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also believe that we have complied with all applicable reporting and tax payment obligations.
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
          Effective March 2005, we no longer conduct operating activities in Hong Kong which were the basis of the IRD’s assessments. As a result, no additional accruals for Hong Kong contingent tax liabilities beyond February 2005 will be provided.
          United States Income Taxes - The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and agreed to an additional assessment of $3,568,000 in taxes. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002 during the last quarter of the 2005 fiscal year, accordingly.
          The American Jobs Creation Act (“AJCA”) was signed into law by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. According to the AJCA, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the United States in our most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether we will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan.
          At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. We currently intend to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries and accordingly we have made no provision for U.S. federal income taxes on these undistributed earnings. At August 31, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.
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
The transition of our Housewares segment’s operations late in the year or delays in such a transition could result in compliance issues under Section 404 of the Sarbanes-Oxley Act of 2002, and prevent us or our auditors from being able to assert that our internal control over financial reporting is effective. This could result in heightened regulatory scrutiny and potentially have an adverse effect to the price of our Company’s stock.
          The transition of OXO’s operations is significant to our business. In the last quarter of this fiscal year, we will be moving inventory to new facilities, and converting inventory purchasing, inventory management, order management, accounts receivable management and accounts payable to our internal systems. In connection with our annual assessment of internal controls, we will be reviewing and testing controls over these transitioned functions as deemed necessary by our management. If the transition is delayed, we may not be able to complete our testing in a timely fashion. During the course of completing this work, our management might identify controls over OXO’s activities that are not working as planned. In either circumstance, we may be unable to assert that our internal control over financial reporting is effective, this may impact the reliability of our internal controls over financial reporting until such time as the proper controls can be implemented. Another possibility is that our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed. They may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. Any of these outcomes could result in heightened regulatory scrutiny and potentially have an adverse effect to the price of our Company’s stock.
NEW ACCOUNTING GUIDANCE
          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for fiscal years beginning June 15, 2005 or later. Management does not expect that the adoption will have a material impact on our consolidated financial position or results of operations.
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
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
          The adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. At August 31, 2005, we had 780,486 options available for issue under our employee stock option plan (including 750,000 options recently approved by the shareholders at our August 2, 2005 annual meeting). 296,000 options previously available for issue under our non-employee director’s stock option plan expired when the director’s stock option plan terminated in June 2005. Also, at August 31, 2005, we had 343,759 shares available for issue under our employee stock purchase plan. When these shares are sold, the discount on the sale is subject to valuation and expensing under the provisions of the new standard. We continue to evaluate and revise our estimates of the impact of SFAS No. 123 on our operations. Based upon our latest analysis of our amended stock option plan, using the existing options now outstanding and expected employee stock purchase plan exercises in the next fiscal year, the latest estimated impact of adopting SFAS No. 123R for fiscal 2007 (fiscal year of adoption) will be to add approximately $762,000 net of tax benefits, to our annual operating expense. Future grants could materially increase the amount of the aforementioned estimate, however their impact is difficult to measure because such impact will depend, among other things, on the number of grants issued, market conditions prior to and as of the date of the grant, and option vesting provisions.
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
          In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. We continue to evaluate this legislation, recently released guidance issued by the U.S. Treasury Department and Internal Revenue Service, and FSP No. 109-2 to determine whether we will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our consolidated financial statements. At this point in time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the American Job Creation Act of 2004.
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
          Interest on our long-term debt outstanding as of August 31, 2005 is both floating and fixed. Fixed rates are in place on $45,000,000 senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $225,000,000 of senior notes. Interest rates on these notes are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At August 31, 2005, the interest rates on these notes were 4.330 percent for the five and seven year notes and 4.380 percent for the ten year notes. On September 29, 2005, the interest rates on the notes were reset for the next three months at 4.860 percent for the five and seven year notes and 4.910 percent for the ten year notes. Increases in interest rates expose us to risk on our floating rate debt. Also, with respect to our $45,000,000 senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.
          As mentioned in Note 8 to our consolidated condensed financial statements, interest rates on our revolving credit agreement vary based on the LIBOR rate and the applicable period for the LIBOR rate. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement allows for maximum revolving borrowings of $75,000,000. At August 31, 2005, there were $41,000,000 of outstanding borrowings and open letters of credit of $19,880 under this credit line. The need to continue to borrow under this and similar successor agreements could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.
          As mentioned under Note 8 to our consolidated condensed financial statements, we have a five year, $75,000,000 revolving credit facility; $225,000,000 of floating rate senior debt with five, seven, and ten year maturities; and, have recently secured an additional interim construction credit facility that will allow us to draw up to $15,000,000 (which will later convert to 5 year Bonds when fully drawn). The credit facilities, senior debt, and Bonds bear floating rates of interest. For example, a 1 percent increase in our base interest rates could impact us by adding up to $3,150,000 of additional interest cost annually. The addition of this level of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.
          Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany are transacted in Euros, in Mexico are transacted in Pesos, in Brazil are transacted in Reals, and in Canada are transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.
          During the three- and six-month period ended August 31, 2005, we transacted 13 percent of our sales from continuing operations in foreign currencies. For the three- and six-month period ended August 31, 2004, we transacted 15 percent of our sales from continuing operations in foreign currencies. For the three-and six-month periods ended August 31, 2005, we incurred foreign currency exchange losses of $227,000 and $925,000, respectively. For the same periods in fiscal 2005, we incurred foreign exchange losses of $214,000 and $624,000.
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
          The following table summarizes the various forward contracts we designated as cash flow hedges that were open at August 31, 2005 and February 28, 2005:

August 31, 2005
									Weighted	Market Value
								Weighted	Average	of the
						Spot Rate at		Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	Spot Rate at	Forward Rate	at August 31,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	August 31, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.8027	1.7854	1.7991	($68)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.8027	1.7131	1.7976	(423)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.8027	1.8228	1.7981	248
Sell	Canadian	$4,000,000	8/31/2005	1/23/2006		1.1900	1.1873	1.1863	1.1825	(11)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.2333	1.2002	1.2423	(126)

										($380)

February 28, 2005
									Weighted	Market Value
								Weighted	Average	of the
						Spot Rate at		Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	Spot Rate at	Forward Rate	at Feb. 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	Feb. 28, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

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
          In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to August 31, 2006. During the quarter ended August 31, 2005, we did not purchase any shares. From September 1, 2003 through August 31, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company’s Annual Meeting of Shareholders was held August 2, 2005 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:
•	Proposal 1. Election of a board of nine directors;

•	Proposal 2. Amendment to the Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan to increase the number of shares of Common Shares of the Company available to all Officers and Employees of the Company except for the CEO and an Executive Vice President, and to make certain additional amendments to the plan;

•	Proposal 3. Amendment to modernize the Company’s Bye-laws to allow for notice of and voting by directors and shareholders at meetings by electronic or other means; and

•	Proposal 4. Appointment of KPMG LLP as independent auditors of the Company to serve for the 2006 fiscal year.
          A description of the foregoing matters is contained in the Company’s Proxy Statement dated June 15, 2005, relating to the 2005 Annual Meeting of Shareholders.
With respect to Proposal 1, the Shareholders elected each of the following directors to the Company’s Board of Directors by the votes indicated below, to serve for the ensuing year:

	For	Against
Gary B. Abromovitz	24,560,474	3,456,172
John B. Butterworth	27,154,039	862,607
Christopher L. Carameros	22,626,301	5,390,345
Timothy F. Meeker	18,685,716	9,330,930
Byron H. Rubin	17,632,652	10,383,994
Gerald J. Rubin	19,155,087	8,861,559
Stanlee N. Rubin	17,581,272	10,435,374
Adolpho R. Telles	27,135,831	880,815
Darren G. Woody	24,331,644	3,685,002
Proposal 2, to amend the Helen of Troy Limited 1998 Stock Option Plan and Restricted Stock Plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes
11,910,507	8,013,474	355,173	—
Proposal 3, to amend the Company’s Bye-laws to allow for notice of and voting by directors and shareholders at meetings by electronic or other means received the following votes:

			Broker
For	Against	Abstentions	Non-Votes
25,639,819	2,343,044	33,784	—
Proposal 4, to appoint KPMG LLP as independent auditors received the following votes:

			Broker
For	Against	Abstentions	Non-Votes
27,910,446	71,238	34,962	—

ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 11, 2005	/s/ Gerald J. Rubin

Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date:	October 11, 2005	/s/ Thomas J. Benson

Thomas J. Benson
Senior Vice-President and Chief Financial Officer

Date:	October 11, 2005	/s/ Richard J. Oppenheim

Richard J. Oppenheim
Financial Controller and Principal Accounting Officer

Index to Exhibits
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith