Form 10-Q
period 2005-11-30
HELEN OF TROY LTD
filed 2006-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from...........to...........
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
Yes ☐ No ☑
     As of January 4, 2006 there were 29,998,129 shares of Common Stock, $.10 par value, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Condensed Balance Sheets as of November 30, 2005 (unaudited) and February 28, 2005	3
Consolidated Condensed Statements of Income (unaudited) for the Three Months and Nine Months Ended November 30, 2005 and November 30, 2004	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended November 30, 2005 and November 30, 2004	5
Consolidated Condensed Statements of Comprehensive Income (unaudited) for the Three Months and Nine Months Ended November 30, 2005 and November 30, 2004	6
Notes to Consolidated Condensed Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures about Market Risk	42
Item 4 Controls and Procedures	44
PART II. OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6 Exhibits	46
Signatures	47
Second Amendment to Credit Agreement
Third Amendment to Credit Agreement
First Amendment to Guaranty Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	November 30,	February 28,
	2005	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,954	$21,752
Trading securities, at market value	162	192
Receivables — principally trade, less allowance of $1,081 and $2,167	165,641	111,739
Inventories	184,741	137,475
Prepaid expenses	5,316	8,421
Current deferred income tax benefits	10,575	6,582

Total current assets	386,389	286,161

Property and equipment, at cost less accumulated depreciation of $36,626 and $31,424	114,322	71,551
Goodwill, net of accumulated amortization of $7,726	201,200	201,200
Trademarks, net of accumulated amortization of $223 and $220	157,713	157,716
License agreements, net of accumulated amortization of $14,154 and $13,074	28,161	29,241
Other intangible assets, net of accumulated amortization of $2,576 and $1,287	16,034	17,077
Tax certificates	28,425	28,425
Long-term deferred income tax benefits	752	1,073
Other assets	18,141	19,005

	$951,137	$811,449

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$60,000	$—
Current portion of long-term debt	10,000	10,000
Accounts payable, principally trade	53,582	30,871
Accrued expenses:
Advertising and promotional	10,338	9,392
Other	52,964	54,248
Income taxes payable	30,383	26,411

Total current liabilities	217,267	130,922

Long-term debt, less current portion	264,974	260,000

Total liabilities	482,241	390,922

Stockholders’ equity
Preferred stock, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.10 par. Authorized 50,000,000 shares; 29,938,129 and 29,830,526 shares issued and outstanding	2,994	2,983
Additional paid-in-capital	89,163	87,723
Retained earnings	374,271	331,606
Accumulated other comprehensive income (loss)	2,468	(1,784)

Total stockholders’ equity	468,896	420,527

Commitments and contingencies
	$951,137	$811,449

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net sales	$197,458	$205,682	$455,239	$453,932
Cost of sales	111,414	107,031	250,285	238,128

Gross profit	86,044	98,651	204,954	215,804

Selling, general, and administrative expense	57,396	55,814	146,878	128,800

Operating income	28,648	42,837	58,076	87,004

Other income (expense):
Interest expense	(4,259)	(3,052)	(11,317)	(6,727)
Other expense, net	(623)	(2,399)	(277)	(2,280)

Total other income (expense)	(4,882)	(5,451)	(11,594)	(9,007)

Earnings before income taxes	23,766	37,386	46,482	77,997

Income tax expense
Current	1,287	9,004	2,393	16,586
Deferred	(187)	(2,753)	1,423	(3,277)

Income from continuing operations	22,666	31,135	42,666	64,688

Loss from discontinued segment’s operations, net of tax benefit of $442 through November 2004	—	—	—	(222)

Net earnings	$22,666	$31,135	$42,666	$64,466

Earnings per share:
Basic
Continuing operations	$0.76	$1.04	$1.43	$2.18
Discontinued operations	$—	$—	$—	$(0.01)
Total basic earnings per share	$0.76	$1.04	$1.43	$2.17

Diluted
Continuing operations	$0.72	$0.97	$1.34	$1.99
Discontinued operations	$—	$—	$—	$(0.01)
Total diluted earnings per share	$0.72	$0.97	$1.34	$1.98

Weighted average shares of common stock used in computing net earnings per share
Basic	29,935	29,817	29,895	29,673
Diluted	31,272	32,198	31,767	32,610
See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$42,666	$64,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,738	6,752
Provision for doubtful receivables	(1,086)	819
Unrealized (gain) loss — trading securities	30	2,887
Deferred taxes, net	309	(3,277)
Loss from operations of discontinued segment	—	222
Changes in operating assets and liabilities:
Accounts receivable	(52,816)	(109,949)
Inventories	(47,266)	(35,222)
Prepaid expenses	3,105	(917)
Other assets	(276)	(11,370)
Accounts payable	22,711	15,434
Accrued expenses	3,914	36,866
Income taxes payable	307	13,061

Net cash used by operating activities	(19,664)	(20,228)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(48,302)	(282,569)
Decrease in other assets	150	514

Net cash used by investing activities	(48,152)	(282,055)

Cash flows from financing activities:
Net borrowings on revolving line of credit	60,000	46,000
Proceeds from debt	4,974	425,000
Repayment of short-term acquisition financing	—	(200,000)
Payment of financing costs	(91)	(4,429)
Proceeds from options exercises and employee stock purchases	1,135	2,858
Common stock repurchases	—	(11,243)

Net cash provided by financing activities	66,018	258,186

Net decrease in cash and cash equivalents	(1,798)	(44,097)
Cash and cash equivalents, beginning of period	21,752	53,048

Cash and cash equivalents, end of period	$19,954	$8,951

Supplemental cash flow disclosures:
Interest paid	$10,587	$5,490
Income taxes paid (net of refunds)	$3,015	$4,319
Common stock received as exercise price of options	$—	$5,758
See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net earnings, as reported	$22,666	$31,135	$42,666	$64,466
Other comprehensive income (loss), net of tax:
Change in value of stock available for sale	—	2,010	—	—
Cash flow hedges	1,561	(2,500)	4,252	(1,931)

Comprehensive income	$24,227	$30,645	$46,918	$62,535

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2005

Note 1 -	In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2005 and February 28, 2005, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2005 and 2004. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

We have reclassified certain prior-period amounts in our consolidated condensed financial statements and accompanying footnotes to conform to the current period’s presentation. These reclassifications have no impact on previously reported net earnings.

Note 2 -	We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such claims and legal actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as discussed below.

On October 21, 2004, Tactica International Inc., a former 55 percent owned subsidiary and discontinued segment of the Company, filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The U.S. Bankruptcy Court for the Southern District of New York, is considering a final order approving Tactica’s bankruptcy reorganization plan, which would among other things, require Helen of Troy to pay Tactica’s unsecured creditors $1,800,000. The schedule below shows the liquidation of this liability out of sums currently held in escrow:
Tactica International, Inc. Bankruptcy Settlement
at December 22, 2005
(in thousands)

Funds due the Company from escrow:
Income tax refund receivable	$2,908
Interest income on income tax refund receivable	463
Reimbursements due from Tactica’s former minority shareholders	250

Subtotal	3,621

Less amounts to be paid to unsecured creditors	(1,800)

Net proceeds to be received from escrow	$1,821

Management believes that the approval of the reorganization plan by the U.S. Bankruptcy Court is probable and as a result, we have recorded a $250,000 related party receivable, a $1,800,000 liability payable to Tactica’s unsecured creditors, $463,000 of interest income, and a net settlement loss of $1,550,000 on the Company’s books for the fiscal quarter ended November 30, 2005. The net settlement loss is included in the line item entitled “Other expense, net” in the consolidated condensed statements of income for the three- and nine-months ended November 30, 2005. We have also incurred $257,000 and $358,000 of legal fees related to the Tactica Bankruptcy for the three- and nine-months ended November 30, 2005. These legal fees are expensed as incurred and included in the line entitled “Selling, general, and administrative expense” in the consolidated condensed statements of income.

Two class action lawsuits have been filed against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly-traded securities of the Company. The Company anticipates that additional suits of this nature may be filed and that all such suits will eventually be consolidated in a single court. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s stockholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s stock price so that Mr. Rubin could sell almost 400,000 shares of the Company’s common stock at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendant’s insider trading proceeds. The class period stated in the complaints is October 12, 2004 through October 10, 2005.

The lawsuits were brought in the United States District Court for the Western District of Texas and are at a preliminary stage. The Company intends to defend the foregoing lawsuits vigorously, but, because the lawsuits have only recently been filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they are not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company’s business. The Company has insurance that provides an aggregate coverage of $20,000,000 after a deductible of $500,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of these lawsuits.

Note 3 -	Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 1,337,269 and 1,872,714 for the three- and nine-month periods ended November 30, 2005, respectively, and 2,381,576 and 2,936,767 for the three- and nine-month periods ended November 30, 2004. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common stock. These options totaled 946,368 and 113,700 at November 30, 2005 and 2004, respectively.

Note 4 -	Our Board of Directors has authorized us to purchase, in the open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarters ended November 30, 2005 and 2004, respectively, we did not purchase any shares. From September 1, 2003 through November 30, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

Note 5 -	In the tables that follow, we present two segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, body powder and skin care products. The Housewares segment reports the operations of OXO International (“OXO”), which we acquired on June 1, 2004. The Housewares segment’s products include kitchen tools, household cleaning tools, storage and organization products, hand tools, and gardening tools. Both segments sell their portfolio of products principally through mass merchants, general retail and specialty retail outlets in the United States and other countries.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our 2005 Annual Report in Form 10-K.
Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses (“SG&A”) used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. In connection with the acquisition of OXO, the seller agreed to perform certain operating functions for OXO for a transitional period of time. The costs of these functions are reflected in SG&A for the Housewares segment’s operating income. These costs are currently expected to continue to be incurred through the end of fiscal 2006. During this transitional period, we have not made an allocation of our corporate overhead to OXO. We do not expect to make any allocation of our corporate overhead to OXO until such time as the transition services terminate and are assumed by us. Currently, we expect the transition services to terminate at the end of the current fiscal year. When we decide that such allocations are appropriate, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.
Other items of income and expense, including income taxes, are not allocated to operating segments.
The following tables contain segment information for the periods covered by our consolidated condensed statements of income:
THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(in thousands)

	Personal
November 30, 2005	Care	Housewares	Total
Net sales	$161,007	$36,451	$197,458
Operating income	19,045	9,603	28,648
Capital, license, trademark and other intangible expenditures [1]	28,478	10,634	39,112
Depreciation and amortization	2,378	742	3,120

	Personal
November 30, 2004	Care	Housewares	Total
Net sales	$175,491	$30,191	$205,682
Operating income	33,365	9,472	42,837
Capital, license, trademark and other intangible expenditures	13,200	622	13,822
Depreciation and amortization	2,159	887	3,046
[1] Capital expenditures for the Personal Care and Housewares segment includes an estimate for the portion of the new      Mississippi Warehouse costs incurred directly and indirectly for the benefit of the segment.

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(in thousands)

	Personal
November 30, 2005	Care	Housewares	Total
Net sales	$362,384	$92,855	$455,239
Operating income	33,396	24,680	58,076
Capital, license, trademark and other intangible expenditures [1]	36,795	11,507	48,302
Depreciation and amortization	6,443	2,295	8,738

	Personal
November 30, 2004	Care	Housewares [2]	Total
Net sales	$400,927	$53,005	$453,932
Operating income	70,706	16,298	87,004
Capital, license, trademark and other intangible expenditures	23,073	261,751	284,824
Depreciation and amortization	5,198	1,554	6,752
[1] Capital expenditures for the Personal Care and Housewares segment includes an estimate for the portion of the new       Mississippi Warehouse costs incurred directly and indirectly for the benefit of the segment.
[2] Includes only operations from June 1, 2004 through November 30, 2004.
IDENTIFIABLE NET ASSETS AT NOVEMBER 30, 2005 AND FEBRUARY 28, 2005
(in thousands)

	Personal
	Care	Housewares	Total
November 30, 2005	$617,648	$333,489	$951,137
February 28, 2005	506,957	304,492	811,449

Note 6 -	Hong Kong Income Taxes – The Inland Revenue Department (the “IRD”) in Hong Kong has assessed taxes of $32,086,000 (U.S.) on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong taxes income earned from certain activities conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also believe that we have complied with all applicable reporting and tax payment obligations.

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

If the IRD’s position were to prevail and if it were to assert the same position for fiscal years 2004 and 2005, the resulting assessment could total $18,673,000 (U.S.) in taxes. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

Effective March 2005, we no longer conduct operating activities in Hong Kong which we believe were the basis of the IRD’s assessments. As a result, no additional accruals for contingent tax liabilities beyond February 2005 will be provided.
United States Income Taxes – The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and agreed to an additional assessment of $3,568,000 in tax. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002 during the last quarter of the 2005 fiscal year, accordingly.
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
At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. We currently intend to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries and accordingly we have made no provision for U.S. federal income taxes on these undistributed earnings. At November 30, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.
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

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:
INTANGIBLE ASSETS
(in thousands)

			November 30, 2005			February 28, 2005
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount
Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$166,131	$166,131	$—	$166,131
All other goodwill	Personal Care	Indefinite	42,795	(7,726)	35,069	42,795	(7,726)	35,069

			208,926	(7,726)	201,200	208,926	(7,726)	201,200

Trademarks:
OXO	Housewares	Indefinite	75,200	—	75,200	75,200	—	75,200
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other trademarks — definite lives	Personal Care	[1]	338	(223)	115	338	(220)	118
All other trademarks — indefinite lives	Personal Care	Indefinite	31,081	—	31,081	31,081	—	31,081

			157,936	(223)	157,713	157,936	(220)	157,716

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(14,154)	10,161	24,315	(13,074)	11,241

			42,315	(14,154)	28,161	42,315	(13,074)	29,241

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 13 Years	18,610	(2,576)	16,034	18,364	(1,287)	17,077

Total			$427,787	$(24,679)	$403,108	$427,541	$(22,307)	$405,234

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three- and nine-month periods ended November 30, 2005 and 2004, as well as estimated amortization expense for the fiscal years ending the last day of February 2006 through 2011.

Aggregate Amortization Expense
For the three months ended November 30	(in thousands)
2005	$791
2004	$789

Aggregate Amortization Expense
For the nine months ended November 30	(in thousands)
2005	$2,372
2004	$1,934

Estimated Amortization Expense
For the fiscal years ended February	(in thousands)
2006	$3,167
2007	$2,948
2008	$2,875
2009	$2,826
2010	$2,530
2011	$2,058

Note 8 -	The consolidated group’s parent company, Helen of Troy Limited, a Bermuda company, and various subsidiaries guarantee certain obligations and arrangements on behalf of some members of the consolidated group of companies whose financial position and results are included in our consolidated financial statements.

The following current and long-term borrowings were available or outstanding at February 28, 2005 and November 30, 2005.
On January 5, 1996, one of our U.S. subsidiaries issued guaranteed Senior Notes at face value of $40,000,000. Interest is paid quarterly at an annual rate of 7.01 percent. The Senior Notes are unsecured, and are guaranteed by Helen of Troy Limited and certain of our subsidiaries. Annual principal payments of $10,000,000 each began January 5, 2005, with the final payment due January 5, 2008. These notes had an outstanding current balance of $10,000,000 and a long-term balance of $20,000,000 at February 28, 2005 and November 30, 2005.
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
Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50% or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. On June 1, 2004, we elected LIBOR based funding with an initial margin rate of 1.125 percent. The margin rate on LIBOR based borrowings was reduced to 1.0 percent from 1.125 percent, effective May 27, 2005. The margin rate on LIBOR based borrowings was increased to 1.125 percent from 1.0 percent, effective July 14, 2005. The margin rates on LIBOR based borrowings were increased to 1.250 percent from 1.125 percent effective October 18, 2005. The rates paid on various draws for the current fiscal quarter ranged from 4.865 percent to 6.750 percent. The Revolving Line of Credit Agreement allows for the issuance of letters of credit up to $10,000,000. Outstanding letters of credit reduce the $75,000,000 borrowing limit dollar for dollar. As of November 30, 2005, there were $60,000,000 of revolving loans and no open letters of credit outstanding against this facility.
The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The loan is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
On June 29, 2004, we closed on a $225,000,000 Floating Rate Senior Note (“Senior Notes”) financing consisting of $100,000,000 of five year notes, $50,000,000 of seven year notes, and $75,000,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At February 28, 2005 the interest rates on these notes were 3.410 percent for the five and seven year notes and 3.460 percent for the ten year notes. At November 30, 2005, the interest rates on these notes were 4.860 percent for the five and seven year notes and 4.910 percent for the ten year notes. On December 29, 2005, the interest rates on these notes were reset for the next three months at 5.371 percent for the five and seven year notes and 5.421 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes can be prepaid without penalty; seven and ten year notes can be prepaid after one year with a 1 percent penalty, and after two years with no penalty.
The Floating Rate Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
In August, 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds are being loaned by the MBFC to us for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility currently in the process of being outfitted with materials handling equipment and systems (see Note 14). Interim draws, accumulating up to the $15,000,000 limit can be made through May 31, 2006, with interest paid quarterly. Through November 30, 2005, we had drawn $4,974,000 under this agreement with interest payable at rates ranging from

5.295 to 5.420 percent. When all draws are completed, the outstanding principal will convert to 5-year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. The Bonds can be prepaid without penalty any time after August 11, 2006.
The Bonds will bear interest at a variable rate as elected by us: either Bank of America’s prime rate, or the respective 1, 2, 3, 6 or 12-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Loan Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended. In September 2005 we made an initial draw of $4,974,000 under the Bond. We elected a 12-month LIBOR rate plus a margin of 1.125 percent. The margin rate on LIBOR based borrowings was increased to 1.250 percent from 1.125 percent effective October 18, 2005. Interest on the Bonds is reset quarterly at the elected rates discussed above plus the applicable margin.
The new Loan Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Bonds have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
Through November 30, 2005 we were in compliance with all the terms of all outstanding debt agreements.
Product Warranties
Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $9,927,000 and $5,767,000 as of November 30, 2005 and February 28, 2005, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our accrual for the three- and nine-month periods ended November 30, 2005 and fiscal year ended February 28, 2005:
ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
		Additions	accrual -
	Beginning	to	payments and	Ending
Period's Ended	balance	accrual	credits issued	balance
November 30, 2005 (Three Months)	$6,250	$7,447	$3,770	$9,927
November 30, 2005 (Nine Months)	$5,767	$19,587	$15,427	$9,927
February 28, 2005 (Year)	$4,114	$19,880	$18,227	$5,767

Contractual Obligations
          Our contractual obligations and commercial commitments as of November 30, 2005 were:
PAYMENTS DUE BY PERIOD
(in thousands)

		November 30,
		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt - floating rate	$229,974	$—	$995	$995	$100,995	$995	$125,994
Long-term debt - fixed rate	45,000	10,000	10,000	13,000	3,000	3,000	6,000
Interest on fixed rate debt	7,476	2,605	1,904	1,121	787	570	489
Interest on floating rate debt *	63,533	11,242	11,215	11,161	9,082	6,193	14,640
Open purchase orders	75,715	75,715	—	—	—	—	—
Minimum royalty payments	10,979	3,371	2,219	2,255	1,733	541	860
Advertising and promotional	29,016	11,280	11,450	2,766	1,053	800	1,667
Operating leases	3,911	1,780	1,196	541	298	96	—
Purchase and implementation of enterprise resource planning system	877	877	—	—	—	—	—
New distribution facility - purchase and start-up costs	1,578	1,578	—	—	—	—	—
Other	2,028	947	1,012	69	—	—	—

Total contractual obligations	$470,087	$119,395	$39,991	$31,908	$116,948	$12,195	$149,650

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of November 30, 2005. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,300,000 per year to floating rate interest expense over the next year.

Note 9 -	We sponsor four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described on the following page. As all options were granted at or above market prices on the dates of grant, no compensation expense has been recognized for our stock option plans.

The table below sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended November 30, 2005 and 2004, respectively. The table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.
PROFORMA STOCK-BASED EMPLOYEE COMPENSATION
(in thousands, except per share data)

			Three Months Ended November 30,		Nine Months Ended November 30,
			2005	2004	2005	2004
Net earnings:		As Reported	$22,666	$31,135	$42,666	$64,466
		Fair-value cost	299	509	1,049	1,279

		Pro forma	$22,367	$30,626	$41,617	$63,187

Earnings per share:
	Basic:	As Reported	$0.76	$1.04	$1.43	$2.17
		Pro forma	$0.75	$1.03	$1.39	$2.13

	Diluted:	As Reported	$0.72	$0.97	$1.34	$1.98
		Pro forma	$0.72	$0.95	$1.31	$1.94

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
Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted stock grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately or over a one, four, or five-year vesting period. The 1994 and 1998 Plan options expire on a date ranging from seven to ten years from their date of grant. 550,986 and 24,486 shares remained available for future grants under the 1998 Plan at November 30, 2005 and February 28, 2005, respectively.
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
During the second quarter of fiscal 2006, plan participants acquired 10,128 shares at an average price of $20.79 per share under the stock purchase plan. At November 30, 2005 and February 28, 2005, 343,759 and 353,887 shares respectively, remained available for future purchases under this plan.

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

$229,000 of credits were used during the three- and nine-months ended November 30, 2005. All remaining credits are included in the line item entitled “Prepaid expenses” on our consolidated condensed balance sheets and are valued at $686,000 and $915,000 at November 30, 2005 and February 28, 2005, respectively.

Note 11 -	Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three- and nine-months ended November 30, 2005, we transacted 18 and 15 percent, respectively of our sales from continuing operations in foreign currencies. During the three- and nine-months ended November 30, 2004, we transacted 18 and 16 percent, respectively of our sales from continuing operations in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound, Euro, Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

We identify foreign currency risk by monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory using U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

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

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at November 30, 2005 and February 28, 2005:

November 30, 2005
									Weighted	Market Value
								Weighted	Average	of the
							Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at	November 30,	Forward Rate	at November 30,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	2005	at Inception	2005	(Thousands)
Sell	Pounds	£4,000,000	2/13/2004	12/14/2005	2/17/2006	1.8800	1.7295	1.7842	1.7294	$219
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.7295	1.7131	1.7290	(79)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7295	1.8228	1.7380	849
Sell	USD	$800,000	11/16/2005	12/14/2005		1.7300	1.7295	1.7298	1.7303	0
Sell	Canadian	$4,000,000	8/31/2005	1/23/2006		1.1900	1.1657	1.1863	1.1639	(65)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.1795	1.2002	1.1839	49

										$973

February 28, 2005
									Weighted	Market Value
								Weighted	Average	of the
								Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at	Spot Rate at	Forward Rate	at Feb. 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Contract Date	Feb. 28, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

										($2,389)

Note 12 -	The amount showing as a loss from discontinued segment’s operations, net of tax benefits for the nine-months ended November 30, 2004 arose from our recognition of two months of operations of Tactica International, Inc. (“Tactica”). Our 55 percent interest in Tactica was sold on April 29, 2004 to certain shareholder-operating managers. The fair value of net assets received was equal to the book value of net assets transferred; accordingly, no gain or loss was recorded as a result of this sale.
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

The following pro forma unaudited financial data for the three- and nine-month periods ending November 30, 2005 and November 30, 2004 is presented to illustrate the estimated effects of the OXO acquisition as if the transaction had occurred as of the beginning of the fiscal periods presented.
Results of Operations if OXO Acquisition Had Been Completed at March 1, 2004
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004 [1]
Net sales	$197,458	$205,682	$455,239	$475,187
Income from continuing operations	22,666	31,135	42,666	66,060
Diluted earnings from continuing operations per share	$0.72	$0.97	$1.34	$2.03
Weighted average diluted shares of common stock	31,272	32,198	31,767	32,610
[1] Income from continuing operations includes an estimated adjustment for acquisition related interest for the first quarter of fiscal 2005 of $1,880. For all periods shown thereafter, actual acquisition interest was used.

Note 14 -	On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. On November 22, 2005 we closed and took possession of the completed facility paying a total purchase price of approximately $33,600,000. Total costs of the project, including warehouse equipment and fixtures, are currently estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, $15,000,000 of Industrial Revenue Bonds (as further discussed under Note 8) and the proceeds from the sale of our existing facility in Southaven, Mississippi. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000. The purchase agreement grants us a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. Through November 30, 2005, we incurred approximately $43,547,000 of costs on the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Forward-Looking Information and Factors That May Affect Future Results”, Item 3. “Quantitative and Qualitative Disclosures About Market Risk”, and in the Company’s most recent report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005.
OVERVIEW OF THE QUARTER’S ACTIVITIES:
          Our third fiscal quarter is our highest volume quarter of the fiscal year. The first quarter of fiscal 2005 did not include the operations of our Housewares segment (the operations of OXO International (“OXO”) acquired on June 1, 2004), offering home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, hand tools, storage and organization.
          Consolidated net sales for the third fiscal quarter decreased 4.0 percent to $197,458,000 compared with $205,682,000 for the same period last year. Consolidated net sales for the nine month period ending November 30, 2005 increased 0.3 percent to $455,239,000 compared with $453,932,000 for the same period last year. Consolidated income from continuing operations for the third fiscal quarter was 11.5 percent of net sales or $22,666,000 compared with 15.1 percent of net sales or $31,135,000 for the same period last year. Consolidated income from continuing operations for the nine month period ending November 30, 2005 was 9.4 percent of net sales or $42,666,000 compared with 14.3 percent of net sales or $64,688,000 for the same period last year.
          Total assets increased 9.6 percent, or $83,523,000, to $951,137,000 at November 30, 2005 when compared with November 30, 2004. Total current and long-term debt outstanding at November 30, 2005 was $334,974,000 compared to $326,000,000 outstanding at November 30, 2004. Total stockholders’ equity was $468,896,000 at November 30, 2005 compared to $407,256,000 at November 30, 2004.
          Our third fiscal quarter is the peak shipping season in all business segments so in addition to the initiatives we have been following through on throughout the year, we intensified our efforts to monitor operations to assure the best possible service to our customers. Our company initiatives that we continued to advance throughout the third fiscal quarter of 2006 were:
•	To develop new products to fill customer needs and to expand our SKU offerings in order to expand distribution and further penetrate existing accounts.

•	To improve our internal operations in order to better serve our customers. This is being accomplished through continued enhancement of our Global Enterprise Resource Planning System, along with the continued standardization, evolution and streamlining of our operating procedures.

•	To integrate the operations of our new Housewares segment, which currently operates under a separate information platform. We continue to prepare for the segment’s conversion to our consolidated information system, which we expect to occur late in our fourth fiscal quarter.

•	To consolidate our warehouse facilities. In the second quarter, construction commenced on a new 1,200,000 square foot warehouse in Southaven Mississippi. We took possession of the completed facility in late November 2005 and continue with the installation and testing of material handling systems and equipment. We are currently on track with our plans to move into the new facility and commence full scale shipping operations by the end of fiscal 2006.

•	To continue to explore growth opportunities through additional brand acquisitions, product line acquisitions and strategic joint ventures.

Personal Care Segment
Net sales in the segment for the third fiscal quarter decreased 8.3 percent to $161,007,000 compared with $175,491,000 for the same period last year. Net sales for the nine month period ending November 30, 2005 decreased 9.6 percent to $362,384,000 compared with $400,927,000 for the same period last year.
Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. During the current quarter and over the last year, we saw overall lower net sales in many of our categories. We experienced some erosion in our realized net selling prices due to the need to expand our marketing incentives and match competitors’ prices on comparable SKU’s. We have adjusted our product mix, pricing and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Over the last few years, the prices of raw materials such as copper, steel and plastics have seen significant increases and we currently expect them to remain high for the foreseeable future. For the most part, we have been able to avoid significant price increases due to raw materials increases, but it is uncertain whether we will be able to continue to do so.
•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for the third fiscal quarter and the nine-months ended November 30, 2005 decreased approximately 11.5 and 13.1 percent over the same quarter and year-to-date periods in the prior year. The reasons for the revenue shortfall were the need to respond to competitive pricing pressures, a loss of product placement, a weak European market, and high customer returns in the first quarter of fiscal 2006. Revlon®, Sunbeam®, Vidal Sassoon®, Hot Tools®, Wigo® and Dr. Scholl’s® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Net sales increased approximately 12.6 and 8.8 percent over the same quarter and year-to-date periods in the prior year. The significant improvement in the third quarter is due to the second quarter launch of SKU’s and new packaging in the U.S. and Latin America for our Brut® and Sea Breeze® brands to which we are giving focused advertising support. Latin American growth was exceptionally strong with sales growth up 38.4 percent for the current fiscal quarter when compared to the same fiscal quarter last year due primarily to continued favorable consumer acceptance of our Brut® brand. Our Grooming, Skin Care, and Hair Care portfolio includes these names: Brut®, Sea Breeze®, Skin Milk®, Vitalis®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, TimeBlock® and Epil-Stop®.

•	Brushes, Combs, and Accessories. Net sales decreased approximately 3.4 and 10.8 percent over the same quarter and year-to-date periods in the prior year. The drop is primarily due to certain customers moving to other sourcing alternatives. We continue to aggressively market a new line of Revlon® accessories and other product initiatives to reverse the sales trend. We are emphasizing promotional placements across all channels of distribution with key branded products: this is helping us to secure new business in selected accounts.
Housewares Segment
•	Our Housewares segment reports the operations of OXO International, Inc. which was acquired on June 1, 2004. For the current fiscal quarter ended November 30, 2005, net sales for the Housewares segment increased approximately 20.7 percent over the same period last year. The Housewares segment’s reported net sales were $92,895,000 and $53,005,000 for the nine months ended November 30, 2005 and 2004, respectively. Reported net sales for the nine months ended November 30, 2004 exclude $21,255,000 of net sales for the three months ended May 31, 2004 since we did not acquire OXO until June 1, 2004. Accordingly, on a fully comparable period basis, our Housewares segment sales were $92,895,000 for the nine months ended November 30, 2005 versus $74,260,000 for the nine months ended November 30, 2004, for a sales increase of approximately 25.0 percent. Growth has been driven by continued extension of our business within existing key customers, and the addition of a new hand tools line which had significant initial shipments in the third fiscal quarter of 2006.

Within all OXO’s accounts, new product introductions such as trash bins, tea kettles, hand tools, silicone kitchen textiles and new cleaning items have been well received. Good Grips®, OXO Steel™ and OXO SoftWorks® are our key brands in this group.
In addition to the above activities, we continued to invest in our business and expand our access to capital, with a view toward potential future growth.
•	On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot warehouse facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. On November 22, 2005 we closed and took possession of the completed facility paying a total purchase price of approximately $33,600,000. Total costs of the project, including warehouse equipment and fixtures, are currently estimated to be approximately $45,000,000, which we expect to fund out of a combination of cash from operations, our existing revolving line of credit, $15,000,000 of Industrial Revenue Bonds (as further discussed under Note 8) and the proceeds from the sale of our existing facility in Southaven, Mississippi. The agreement gives us a 24-month option to purchase an additional adjacent 31 acre tract of land for approximately $1,600,000. The purchase agreement grants us a “put option” to require the developer to purchase our existing Southaven, Mississippi 619,000 square foot warehouse for $16,000,000 at any time between 30 and 180 days following the closing on the purchase of the new facility. We do not expect to incur any losses on the disposition of our existing facility. We expect to spend the balance of the fourth quarter of fiscal 2006 making the facility ready for operations. Initial shipments out of the facility should commence in early January of 2006 with the facility fully staffed and operational by the end of April 2006. Through November 30, 2005, we incurred approximately $43,547,000 of costs on the project. With the addition of this warehouse capacity, we expect to benefit from the elimination of warehouse service charges being paid to existing third parties, economies of scale, and reduced domestic inbound and outbound transportation costs as a result of having a more optimal geographic location to ship to and from.

•	In August, 2005, the we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds will be loaned by the MBFC to us for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility (see Notes 8 and 14 to the accompanying consolidated condensed financial statements). Through November 30, 2005, we had drawn $4,974,000 under this agreement with interest payable at rates ranging from 5.295 to 5.420 percent.

RESULTS OF OPERATIONS
Comparison of fiscal quarter and nine-month periods ended November 30, 2005 to the same periods ended November 30, 2004.
          The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

			2005 vs. 2004		% of Net Sales
Quarter ended November 30, (dollars in thousands)	2005	2004	$ Change	% Change	2005	2004
Net sales
Personal Care Segment	$161,007	$175,491	$(14,484)	-8.3%	81.5%	85.3%
Housewares Segment	36,451	30,191	6,260	20.7%	18.5%	14.7%

Total net sales	197,458	205,682	(8,224)	-4.0%	100.0%	100.0%
Cost of sales	111,414	107,031	4,383	4.1%	56.4%	52.0%

Gross profit	86,044	98,651	(12,607)	-12.8%	43.6%	48.0%

Selling, general, and administrative expense	57,396	55,814	1,582	2.8%	29.1%	27.1%

Operating income	28,648	42,837	(14,189)	-33.1%	14.5%	20.8%

Other income (expense):
Interest expense	(4,259)	(3,052)	(1,207)	39.5%	-2.2%	-1.5%
Other expense, net	(623)	(2,399)	1,776	-74.0%	-0.3%	-1.2%

Total other income (expense)	(4,882)	(5,451)	569	-10.4%	-2.5%	-2.7%

Earnings before income taxes	23,766	37,386	(13,620)	-36.4%	12.0%	18.2%
Income tax expense	1,100	6,251	(5,151)	-82.4%	0.6%	3.0%

Net earnings	$22,666	$31,135	$(8,469)	-27.2%	11.5%	15.1%

			2005 vs. 2004		% of Net Sales
Nine months ended November 30, (dollars in thousands)	2005	2004	$ Change	% Change	2005	2004
Net sales
Personal Care Segment	$362,384	$400,927	$(38,543)	-9.6%	79.6%	88.3%
Housewares Segment	92,855	53,005	39,850	75.2%	20.4%	11.7%

Total net sales	455,239	453,932	1,307	0.3%	100.0%	100.0%
Cost of sales	250,285	238,128	12,157	5.1%	55.0%	52.5%

Gross profit	204,954	215,804	(10,850)	-5.0%	45.0%	47.5%

Selling, general, and administrative expense	146,878	128,800	18,078	14.0%	32.3%	28.4%

Operating income	58,076	87,004	(28,928)	-33.2%	12.8%	19.2%

Other income (expense):
Interest expense	(11,317)	(6,727)	(4,590)	68.2%	-2.5%	-1.5%
Other expense, net	(277)	(2,280)	2,003	-87.9%	-0.1%	-0.5%

Total other income (expense)	(11,594)	(9,007)	(2,587)	28.7%	-2.5%	-2.0%

Earnings before income taxes	46,482	77,997	(31,515)	-40.4%	10.2%	17.2%
Income tax expense	3,816	13,309	(9,493)	-71.3%	0.8%	2.9%

Income from continuing operations	42,666	64,688	(22,022)	-34.0%	9.4%	14.3%
Loss from discontinued segment’s operations, net of tax benefit of $442 through August 2004	—	(222)	222	*	0.0%	0.0%

Net earnings	$42,666	$64,466	$(21,800)	-33.8%	9.4%	14.2%

*	Calculation is not meaningful

          As more fully discussed in Note 5 to the accompanying consolidated condensed financial statements, in the first fiscal quarter of 2005, we reported a single operating segment, Personal Care, and one discontinued segment. The Personal Care segment includes the hair care appliances, hair brushes, combs, hair accessories, hair and skin care liquids and powders, and other personal care products business. The discontinued segment included the operations of Tactica International, Inc. (See Note 12 to the consolidated condensed financial statements for a further discussion of the sale of Tactica). Beginning with the second quarter of fiscal 2005, we presented an additional operating segment, Housewares, to report the operations of OXO. The Housewares segment offers home product tools in several categories, including: kitchen, cleaning, barbecue, barware, garden, automotive, hand tools, storage and organization (See Note 13 to the consolidated condensed financial statements for a further discussion of the OXO acquisition). The accompanying discussion and analysis reflects these new changes in operating segments.
Consolidated Sales and Gross Profit Margins
          Consolidated net sales for the third fiscal quarter decreased 4.0 percent to $197,458,000 compared with $205,682,000 for the same period last year. Consolidated net sales for the nine-month period ending November 30, 2005 increased 0.3 percent to $455,239,000 compared with $453,933,000 for the same period last year. New product acquisitions accounted for $295,000 and $29,475,000, respectively of the net sales growth for the three- and nine-month periods ended November 30, 2005. This growth was offset by net sales declines of 4.1 and 6.2 percent, respectively, or $8,519,000 and $28,168,000, respectively, in our core business (business that we operated over the same fiscal periods last year) for the three- and nine-month periods ended November 30, 2005 when compared to the same periods a year earlier. New product acquisitions for the third fiscal quarter included the one month’s net sales of Skin Milk® and TimeBlock® lines of skin care products, acquired at the end of September 2004. New product acquisitions for the nine-month period ended November 30, 2005 included the OXO Houseware products until May 31, 2005 (OXO was acquired June 1, 2004) and the Skin Milk® and TimeBlock® lines of skin care products until September 30, 2005.
          In the Appliance group, the reasons for the revenue shortfall were the need to respond to competitive pricing pressures, a loss of product placement, a weak European market, and high customer returns in the first quarter of fiscal 2006. In the Brushes, Combs, and Accessories group, sales decrease were primarily due to certain customers moving to other sourcing alternatives. We continue to evaluate and take corrective actions to address these sales declines. We have adjusted our product mix, pricing, and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. The overall benefit we were receiving as a result of the continued strength of certain key foreign currencies versus the U.S. Dollar is starting to moderate. The net impact of foreign currency changes was to reduce sales approximately $72,000 for the three-month period and to provide approximately $872,000 of additional sales dollars for the nine-month period ended November 30, 2005, respectively, versus the same periods a year earlier.
          Consolidated gross profit, as a percentage of sales for the three- and nine-month periods ended November 30, 2005, decreased 4.4 and 2.5 percentage points, respectively, to 43.6 and 45.0 percent, respectively, compared to the same periods in the prior year. The decrease in gross profit is primarily due to a combination of the higher costs of customer promotion programs which reduced our net sales and a reduction in sales prices on certain key items in order to maintain our competitive position. Recently, we have begun to experience some product price increases. While these increases are not yet significant overall, we believe they are indicative of future potential upward pricing pressure.
Selling, general, and administrative expenses
          Selling, general, and administrative expenses, expressed as a percentage of net sales, increased from 27.1 to 29.1 percent for the three-months, and from 28.4 to 32.3 percent for the nine-months ended November 30, 2005 compared to the same periods in the prior year.
          The increases in the third fiscal quarter were primarily due to increased personnel costs, depreciation associated with our new information system (which was placed into service early in our third fiscal quarter of fiscal 2005), increased advertising, higher warehousing costs due to the use of outside third party warehouses to manage and distribute certain inventories until our new 1,200,000 square foot warehouse (as more fully discussed in Note 14 to our consolidated condensed financial statements) is completed and occupied, higher outbound freight costs (primarily from a sharp rise in fuel surcharges), and higher legal fees due to the Tactica bankruptcy. Outside consulting fees mostly associated with our new information systems and Sarbanes Oxley compliance were lower in the third quarter of fiscal 2006 compared to the prior year fiscal quarters. Incentive compensation expense was also down from the prior year quarter due to lower net earnings.
          The increases for the nine months ended November 30, 2005 were due to increased personnel costs, increased advertising and samples costs associated with new product development and roll-outs, increased consulting fees and depreciation associated with our new information system (which was placed into service early in our third fiscal quarter of fiscal 2005), higher warehousing costs due to the use of outside third party warehouses to manage and distribute certain inventories until our new 1,200,000 square foot warehouse (as more fully discussed in Note 14 to our consolidated condensed financial statements) is completed and occupied, higher outbound freight costs (primarily from a sharp rise in fuel surcharges), higher legal fees due to the Tactica bankruptcy, increased overall audit fees due to the costs of Sarbanes Oxley compliance being incurred more ratably over all fiscal quarters in fiscal 2006 as compared to fiscal 2005 where these compliance costs were incurred more heavily in the third and fourth fiscal quarters, and foreign exchange rate losses incurred over the year due to strengthening of the dollar when compared to certain foreign currencies, principally the British Pound and Euro. Incentive compensation expense for the current fiscal year to date was down from the prior year to date due to lower net earnings.
Interest expense and other income / expense
          Interest expense for the three- and nine-month periods ended November 30, 2005 increased to $4,259,000 and $11,317,000, respectively, compared to $3,052,000 and $6,727,000, respectively, for the same periods in the prior year. The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the $273,173,000 acquisition of OXO on June 1, 2004, the $12,001,000 acquisition of Timeblock® and Skin Milk® in September 2004, and the $43,547,000 of combined facility and equipment expenditures through November 30, 2005 on our new Mississippi Warehouse (See Notes 8 and 13 to our consolidated condensed financial statements for related discussions of new debt financings) combined with increases in interest rates on our floating rate debt.
          Other income (expense), net for the three and nine-month periods ended November 30, 2005 was $623,000 and $277,000 of net expense, respectively, compared to $2,399,000 and $2,280,000 of net expense, respectively, for the same periods in the prior year. The following schedule shows key components of other income and expense:

	(dollars in thousands)
	Quarter Ended November 30,			Nine Months Ended November 30,
	2005	2004	$ Change	2005	2004	$ Change
Interest income	$575	$37	$538	$710	$442	$268
Realized and unrealized losses on securities	(97)	(2,530)	2,433	(90)	(2,887)	2,797
Miscellaneous other income (expense)	(1,101)	94	(1,195)	(897)	165	(1,062)

Other income, net	$(623)	$(2,399)	$1,776	$(277)	$(2,280)	$2,003

          Interest income is higher for the three- and nine-month period ended November 30, 2005 when compared to the same periods last year primarily due to the accrual of $463,000 of interest income on an income tax receivable due to us from Tactica’s Bankruptcy Trustee (as more fully described in Note 2 to the financial statements).
          Realized and unrealized losses on securities for the three- and nine-month periods ended November 30, 2005 included $-0- and $60,000, respectively, of loss on marketable securities acquired in connection with the sale of Tactica (see Note 12) and $97,000 and $30,000, respectively, of net losses on other trading securities. The marketable securities acquired from Tactica carried a restriction that prevented us from disposing of the stock prior to July 31, 2005, and continues to be classified as stock available for sale. On the acquisition date, these securities had a market value of $3,030,000. At November 30, 2005 and February 28, 2005 the market value of these securities was $60,000 and $120,000, respectively. During the three- and nine-months ended November 30, 2004, $600,000 and $2,610,000, respectively, of declines in market value on these securities were then considered temporary and recorded in other comprehensive income. In the third fiscal quarter of 2005, management determined the decline in market value on these securities had become other-than-temporary and accordingly, a loss of $2,610,000 was recorded on the securities in other income (expense), net.
          Miscellaneous other income (expense) for the three- and nine-month periods ended November 30, 2005 includes a net settlement loss of $1,550,000 arising from claims paid to Tactica’s creditors as a result of a proposed bankruptcy reorganization plan we expect to be approved (as more fully described in Note 2 to the financial statements). We also recorded $400,000 of miscellaneous other income in the third fiscal quarter of 2006 due to a favorable legal settlement.
Income tax expense
          Income tax expense for the three-month and nine-month periods ended November 30, 2005 was 4.6 and 8.2 percent of earnings before income taxes, respectively, versus 16.7 and 17.1 percent of earnings before income taxes, respectively, for the same periods in the prior year. The overall year-to-year decline in rates is due to more of our income in fiscal 2006 being taxed in lower tax rate jurisdictions and the elimination of a Hong Kong tax accrual after fiscal 2005. Effective March 2005, we no longer conduct operating activities in Hong Kong, which we believe were the basis of the IRD’s assessments. As a result, no additional accruals for Hong Kong contingent tax liabilities beyond February 2005 will be provided. The latest fiscal quarter’s effective tax rates were unusually low as a result of two factors: first, during the quarter we incurred lower taxable income from operations in the United States and had tax losses in European countries, both of which are higher tax rate jurisdictions, and second, the Tactica net settlement loss (as more fully described in Note 2 to the financial statements), was incurred in the United States which is a high tax rate jurisdiction.
DISCONTINUED OPERATIONS
          On April 29, 2004, we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and our forgiveness of $16,936,000 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred. Accordingly, no gain or loss was recorded as a result of this sale.
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
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
          Selected measures of our liquidity and capital resources as of November 30, 2005 and November 30, 2004 are shown below:

	November 30,
	2005	2004
Accounts Receivable Turnover (Days) (1)	85.7	73.6
Inventory Turnover (Times) (1)	1.9	2.5
Working Capital	$169,122,000	$159,160,000
Current Ratio	1.8 : 1	1.8 : 1
Ending Debt to Ending Equity Ratio (2)	71.4%	80.0%
Return on Average Equity (1)	12.6%	19.6%
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
Operating Activities
          Our cash balance was $19,954,000 at November 30, 2005 compared to $21,752,000 at February 28, 2005. Operating activities consumed $19,664,000 of cash during the first nine months of fiscal 2006, compared to $20,228,000 of cash consumed during the first nine months of fiscal 2005. Inventories increased $47,266,000 during the first nine months of fiscal 2006 compared to $35,222,000 during the first nine months of fiscal 2005. Inventory increases were incurred to build up certain inventories due to new product introductions and to buffer against disruptions that may occur during the fourth fiscal quarter of 2006 as we relocate certain inventories in connection with the consolidation of our warehouse operations into our new Southaven Mississippi distribution facility. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which we expect may increase as a result of recent increases in fuel prices and the prices of raw materials such as copper, steel and plastics.
          Accounts receivable increased $52,816,000 during the first nine months of fiscal 2006 compared to $109,949,000 during the first nine months of fiscal 2005. The third fiscal quarter is our strongest shipping quarter due to the holiday selling season at retail. This increase in shipments causes third quarter ending accounts receivable to increase significantly over second quarter levels. Net sales in the third quarter of fiscal 2006 were $197,458,000 compared to $130,389,000 and $127,392,000 for the preceding quarters ended August 31, 2005 and May 31, 2005, respectively. Accounts receivable at the end of the third quarter of fiscal 2006 were $165,641,000 compared to $110,813,000 and $111,742,000 at the end of the preceding quarters ended August 31, 2005 and May 31, 2005, respectively. We expect the third fiscal quarter’s increase in accounts receivable to convert to cash in the fourth fiscal quarter of 2006. The $109,949,000 increase in accounts receivable during the first nine months of fiscal 2005 was primarily due to growth in sales over the preceding year, including receivables added by our new Housewares segment, and the overall seasonal impact of the third quarter being our peak selling season.
          Our accounts receivable turnover days have increased to 85.7 at November 30, 2005 compared to 73.6 at November 30, 2004. This calculation is based on a rolling five quarter accounts receivable balance and is reflecting weaker receivables collection over the last four quarters. Over the last four quarters, we have experienced a trend towards increase in domestic and international receivable turnover days due to retail shipping requirements and marketing, promotional, and incentive programs we offer to remain competitive. This has required more follow-through and collections management on each account in order to help our customers resolve billing issues and properly issue and apply any credits due customers. We also experienced collection delays in the third and fourth quarters of fiscal 2005 associated with the conversion to new information systems. These issues resolved themselves as we gained operating experience with the new systems. These processes have extended our collection cycle, but have not had a negative impact on our overall credit quality or ultimate collection rates. Our international business (primarily from European and Latin American countries) has longer credit terms than our domestic business. Due to the recent growth in our international business, overall receivable turnover days are increasing.
          Receivables collections have improved in the third fiscal quarter ended November 30, 2005 resulting in an outstanding accounts receivable balance of $165,641,000 compared to an outstanding accounts receivable balance of $184,400,000 at November 30, 2004.
          Working capital increased $9,962,000 from $159,160,000 at November 30, 2004 to $169,122,000 at November 30, 2005. Our current ratio remained flat at 1.8:1 for November 30, 2005 and November 30, 2004.

Investing Activities
          Investing activities used $48,152,000 of cash during the nine months ended November 30, 2005. Listed below are some significant highlights of our investing activities:
•	During the second quarter, we commenced construction of a 1,200,000 square foot warehouse facility in Southaven, Mississippi. On November 22, 2005 we closed and took possession of the completed facility paying a total purchase price of approximately $33,566,000. Total costs of the project, when completed; including warehouse equipment and fixtures is estimated to be approximately $45,000,000. We expect to continue to fund these capital expenditures out of a combination of cash from operations, our existing revolving line of credit, $15,000,000 of Bonds (as further discussed under Note 8) and the proceeds from the sale of our existing facility in Southaven, Mississippi (estimated at $16,000,000). For the three- and nine-month periods ended November 30, 2005, we spent approximately $37,255,000 and $43,422,000, respectively, on related construction and equipment costs. From the project’s inception through the end of the third fiscal quarter, we have incurred approximately $43,547,000 of costs on the project.

•	For the three- and nine-month periods ended November 30, 2005, we incurred capital expenditures of $-0- and $267,000 on our Global Enterprise Resource Planning System. Capital expenditures on this system have moderated over levels of spending in the past two years. We expect to continue to invest in functionality enhancements to the new system in the quarters to follow. During the latest fiscal quarter additional spending was focused on converting OXO to the new system. For the three- and nine-month periods ended November 30, 2005, we spent $209,000 and $472,000, respectively, on the OXO conversion. We currently estimate the balance of costs yet to be incurred on enhancements and the OXO conversion to be $877,000.

•	During the first three quarters of the fiscal year, we also invested $943,000 in new molds and tooling, $689,000 on distribution equipment and material handling systems at our existing operational facilities, $424,000 on general computer software and hardware and $1,840,000 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We continue to invest in new patents. During the first three quarters of the fiscal year we spent $245,000 on new patent costs and registrations.
Financing Activities
          Financing activities provided $66,018,000 of cash during the nine months ended November 30, 2005. Listed below are some significant highlights of our financing activities:
•	During the three- and nine-month periods ended November 30, 2005, 12,700 and 97,475 stock option grants, respectively, were exercised for shares of our common stock providing $109,000 and $924,000 of cash, respectively. In July 2005, purchases through our employee stock purchase plan of 10,128 shares provided an additional $211,000 of cash. No shares of common stock were repurchased during this same period.

•	For the three- and nine-month periods ended November 30, 2005, borrowings against the Company’s Revolving line of credit provided net cash of $19,000,000 and $60,000,000. These borrowings were used principally to build up certain inventories due to new product introductions and to buffer against disruptions that may occur during the fourth fiscal quarter of 2006 as we relocate certain inventories in connection with the consolidation of our warehouse operations into our new Southaven Mississippi distribution facility, and to temporarily finance a portion of the closing purchase price for our new Mississippi distribution facility. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which we expect may increase as a result of recent increases in fuel prices and the prices of raw materials such as copper, steel and plastics.

•	In August, 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds will be used for the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility currently under construction. Interim draws, accumulating up to the $15,000,000 limit can be made through May 31, 2006, with interest paid quarterly. Through November 30, 2005, we had drawn $4,974,000 under this agreement with interest payable at rates ranging from 5.295 to 5.420 percent.

When all draws are completed, the outstanding principal will convert to 5 year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. The Bonds can be prepaid without penalty any time after August 11, 2006.
The Bonds will bear interest at a variable rate as elected by the Company: either Bank of America’s prime rate, or the respective 1, 2, 3, 6, or 12-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Loan Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended. In September 2005 we made an initial draw of $4,974,000 under the Bond. We elected a 12-month LIBOR rate plus a margin of 1.125 percent. The margin rate on LIBOR based borrowings was increased to 1.250 percent from 1.125 percent effective October 18, 2005. Interest on the Bonds is reset quarterly at the elected rates discussed above plus the applicable margin.
The new Loan Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Bonds have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.
In connection with the new Loan Agreement, we incurred $91,000 of financing costs which will be amortized over the life of the new agreement.
•	On September 23, 2005 and November 15, 2005 we executed amendments to our credit agreements. The amendments changed the definition of “Capital Expenditures” for the purposes of determining fixed charge coverage ratios. The new definition allows proceeds from any sales of existing assets to reduce the amount of “Capital Expenditures” for the related period. The November 15, 2005 amendment provided for a temporary increase in the maximum allowable “Leverage Ratio” from 3.50 to 1.00 to 4.00 to 1.00 for the latest four fiscal quarters ended November 30, 2005. For quarters ending after November 30, 2005, the leverage ratio will revert back to 3.50 to 1.00.
On November 15, 2005 we executed an amendment to our guarantee agreement associated with the Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) to fund up to $15,000,000 of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The amendment conformed the guarantee agreement to the language used in the amendments to our credit agreements, as discussed in the paragraph above.
These amendments were made to accommodate a temporary increase in our financing requirements at the end of the third fiscal quarter as a result of our funding of the new 1,200,000 square foot Southaven Mississippi warehouse. We expect the current level of funding to be reduced upon the sale of our existing 619,000 square foot Southaven Mississippi warehouse (expected to occur during the fourth quarter of fiscal 2006 or early in the first quarter of fiscal 2007) and normal seasonal cash collections (anticipated to occur during the fourth fiscal quarter of 2006).

          Our contractual obligations and commercial commitments as of November 30, 2005 were:
PAYMENTS DUE BY PERIOD
(in thousands)

		November 30,
		2006	2007	2008	2009	2010	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt - floating rate	$229,974	$—	$995	$995	$100,995	$995	$125,994
Long-term debt - fixed rate	45,000	10,000	10,000	13,000	3,000	3,000	6,000
Interest on fixed rate debt	7,476	2,605	1,904	1,121	787	570	489
Interest on floating rate debt *	63,533	11,242	11,215	11,161	9,082	6,193	14,640
Open purchase orders	75,715	75,715	—	—	—	—	—
Minimum royalty payments	10,979	3,371	2,219	2,255	1,733	541	860
Advertising and promotional	29,016	11,280	11,450	2,766	1,053	800	1,667
Operating leases	3,911	1,780	1,196	541	298	96	—
Purchase and implementation of enterprise resource planning system	877	877	—	—	—	—	—
New distribution facility - purchase and start-up costs	1,578	1,578	—	—	—	—	—
Other	2,028	947	1,012	69	—	—	—

Total contractual obligations	$470,087	$119,395	$39,991	$31,908	$116,948	$12,195	$149,650

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of November 30, 2005. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,300,000 per year to floating rate interest expense over the next year.
          We have no existing activities involving special purpose entities or off-balance sheet financing.
Current and Future Capital Needs
          Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources (see Note 8 of our consolidated condensed financial statements) will continue to provide sufficient capital resources to fund our foreseeable short and long-term liquidity requirements. Our cash used by operating activities of $19,664,000 over the first three quarters of fiscal 2006 resulted from seasonal accounts receivable increases, the build-up of certain inventories to service new product introductions and the build-up of inventories to buffer against disruptions that may occur during the fourth fiscal quarter of 2006 as we relocate certain inventories in connection with the consolidation of our warehouse operations into our new Southaven Mississippi distribution facility. In addition, in some product categories we increased our purchases to take advantage of favorable current prices, which may increase as a result of recent increases in fuel prices and the prices of certain raw materials.
          Typically, we can expect cash flow from operating activities in the second half of the fiscal year to recoup the cash used in the first half of the fiscal year and provide additional positive cash flow as third quarter seasonal peak accounts receivable are collected and seasonal peak inventory levels are lowered. We expect that our capital needs will stem primarily from the need to continue to fund the balance of our new warehouse equipment and fixtures acquisition, the need to maintain sufficient levels of inventory, and to carry normal levels of accounts receivable on our balance sheet. In addition, we will continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. Subject to the limitations imposed by our financing arrangements, we may finance acquisition activity with available cash, the issuance of stock, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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
          Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist which suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of fiscal 2006, and accordingly, recorded no impairment.
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
          For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - Summary of Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K. Note 1 in the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

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
          Most of our major customers purchase our products electronically through electronic data interchange and expect us to promptly deliver products from our existing inventories to the customers’ retail stores or distribution centers. This method of ordering products allows our customers to immediately respond to changes in demands of their retail customers. From time to time, we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the amount of our sales and related earnings. Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Because our ability to forecast sales is highly subjective, there is a risk that our future sales and earnings could vary materially from our projections.
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
          During the second quarter of fiscal 2005, we incurred substantial debt. During the second quarter of fiscal 2006, we entered into a loan agreement that will provide for additional debt of up to $15,000,000. The terms of all our debt agreements are more fully described in Note 8 to the consolidated condensed financial statements. As a result of these agreements, we are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:
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
          If the IRD’s position were to prevail and if it were to assert the same position for fiscal years 2004 and 2005, the resulting assessment could total $18,673,000 (U.S.) in taxes. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.
          Effective March 2005, we no longer conduct operating activities in Hong Kong which we believe were the basis of the IRD’s assessments. As a result, no additional accruals for Hong Kong contingent tax liabilities beyond February 2005 will be provided.
          United States Income Taxes – The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424,000 for the three years under audit. We have resolved the various tax issues and agreed to an additional assessment of $3,568,000 in taxes. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002 during the last quarter of the 2005 fiscal year, accordingly.
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
          At this time, we have not made any changes to our existing position on reinvestment of foreign earnings subject to the AJCA. We currently intend to permanently reinvest all of the undistributed earnings of the non-U.S. subsidiaries of certain U.S. subsidiaries and accordingly we have made no provision for U.S. federal income taxes on these undistributed earnings. At November 30, 2005, undistributed earnings for which we had not provided deferred U.S. federal income taxes totaled $37,748,000.
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
          On June 1, 2004, we acquired indirectly through our subsidiary Helen of Troy Limited (Barbados), certain assets and liabilities of OXO from World Kitchen (GHC), LLC, WKI Holding Company, Inc. and World Kitchen, Inc. (collectively, “Seller”) for approximately $273.2 million plus the assumption of certain liabilities. In connection with this acquisition, Seller agreed to perform certain transitional services for the Company until March 31, 2005, including, the warehousing, order fulfillment and shipment of OXO products. The Seller and the Company agreed to extend the period of these services until February 28, 2006. The Company is in the process of transitioning the warehousing, order fulfillment and shipment services from Seller to Company in time to meet the February 28, 2006 deadline. This transition includes, the:
•	building of a new 1,200,000 square foot warehouse facility in Mississippi which has been completed and now is in the process of being outfitted with materials handling equipment and systems;

•	transitioning the warehousing, order fulfillment and shipment processes for the OXO products to our new Global Enterprise Resource Planning system;

•	the physical moving of the existing OXO inventory from the Sellers’ current warehouse facility in Illinois to Mississippi;

•	the physical moving of other inventories from the Company’s existing warehouse facilities to the new Facility in Mississippi; and

•	testing and successful implementation of the new warehouse facility and systems.
          Any problems encountered in connection with any of the foregoing requirements for transitioning the warehousing, order fulfillment and shipment services could have an adverse effect on the Company’s ability to fill orders for OXO and other products which could adversely affect the Company’s revenues and profitability and/or impair the OXO and other business.
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
We have recently become involved in securities class action litigation which could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.
          Two class action lawsuits have been filed against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly-traded securities of the Company. The Company anticipates that additional suits of this nature may be filed and that all such suits will eventually be consolidated in a single court. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s stockholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s stock price so that Mr. Rubin could sell almost 400,000 shares of the Company’s common stock at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendant’s insider trading proceeds. The class period stated in the complaints is October 12, 2004 through October 10, 2005.
          The lawsuits were brought in the United States District Court for the Western District of Texas and are at a preliminary stage. The Company intends to defend the foregoing lawsuits vigorously, but, because the lawsuits have only recently been filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they are not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company’s business. The Company has insurance that provides an aggregate coverage of $20,000,000 after a deductible of $500,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of these lawsuits.
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
          The adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. During this fiscal quarter ended November 30, 2005 we issued an additional 239,500 options to our employees whose fair values at the date of issue ranged from $6.05 per share to $7.76 per share. At November 30, 2005, we had 550,986 options available for issue under our employee stock option plan. 296,000 options previously available for issue under our non-employee director’s stock option plan expired when the director’s stock option plan terminated in June 2005. Also, at November 30, 2005, we had 343,759 shares available for issue under our employee stock purchase plan. When these shares are sold, the discount on the sale is subject to valuation and expensing under the provisions of the new standard. We continue to evaluate and revise our estimates of the impact of SFAS No. 123 on our operations. Based upon our latest analysis of our amended stock option plan, using the existing options now outstanding and expected employee stock purchase plan exercises in the next fiscal year, the latest estimated impact of adopting SFAS No. 123R for fiscal 2007 (fiscal year of adoption) will be to add approximately $963,000 after tax, to our annual operating expense. Future grants could materially increase the amount of the aforementioned estimate, however their impact is difficult to measure because such impact will depend, among other things, on the number of grants issued, market conditions prior to and as of the date of the grant, and option vesting provisions.
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
          In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in contractual bonus payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154, if applicable, beginning in fiscal 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Changes in interest rates and currency exchange rates represent our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our borrowings.
          Interest on our long-term debt outstanding as of November 30, 2005 is both floating and fixed. Fixed rates are in place on $45,000,000 senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $225,000,000 of senior notes. Interest rates on these notes are reset quarterly based on the 3 month LIBOR rate plus 85 basis points for the five and seven year notes, and the 3 month LIBOR rate plus 90 basis points for the ten year notes. At November 30, 2005, the interest rates on these notes were 4.860 percent for the five and seven year notes and 4.910 percent for the ten year notes. On December 29, 2005, the interest rates on the notes were reset for the next three months at 5.371 percent for the five and seven year notes and 5.421 percent for the ten year notes. Increases in interest rates expose us to risk on our floating rate debt. Also, with respect to our $45,000,000 senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.
          We have recently entered into a loan agreement to finance the acquisition and installation of equipment, machinery and related assets in our new Southaven, Mississippi distribution facility now in the process of being outfitted with materials handling equipment and systems (see Note 14). Interim draws, accumulating up to the $15,000,000 limit can be made through May 31, 2006, with interest paid quarterly. Through November 30, 2005, we had drawn $4,974,000 under this agreement with interest payable at rates ranging from 5.295 to 5.420 percent. When all draws are completed, the outstanding principal will convert to 5-year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. These bonds will bear interest at a variable rate as elected by us: either Bank of America’s prime rate, or the respective 1, 2, 3, 6, or 12-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Loan Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended. Interest on the Bonds is reset quarterly at the elected rates discussed above plus the applicable margin.
          Interest rates on our revolving credit agreement vary based on the LIBOR rate and the applicable period for the LIBOR rate. Therefore, the potential for interest rate increases exposes us to interest rate risk on our revolving credit agreement. Our revolving credit agreement allows for maximum revolving borrowings of $75,000,000. At November 30, 2005, there were $60,000,000 of outstanding borrowings and no open letters of credit under this line. The need to continue to borrow under this and similar successor agreements could ultimately subject us to higher interest rates, thus increasing the future cost of such debt. We do not currently hedge against interest rate risk.
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
          The addition of these levels of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.
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
          During the three- and nine-months ended November 30, 2005, we transacted 18 and 15 percent, respectively of our sales from continuing operations in foreign currencies. During the three- and nine-months ended November 30, 2004, we transacted 18 and 16 percent, respectively of our sales from continuing operations in foreign currencies. For the three-and nine-month periods ended November 30, 2005, we incurred foreign currency exchange losses of $379,000 and $1,305,000, respectively. For the same periods in fiscal 2005, we incurred foreign exchange losses of $1,334,000 and $710,000.
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
          The following table summarizes the various forward contracts we designated as cash flow hedges that were open at November 30, 2005 and February 28, 2005:

November 30, 2005
									Weighted	Market Value
								Weighted	Average	of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	November 30,	Forward Rate	at November 30,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	2005	at Inception	2005	(Thousands)
Sell	Pounds	£4,000,000	2/13/2004	12/14/2005	2/17/2006	1.8800	1.7295	1.7842	1.7294	$219
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.7295	1.7131	1.7290	(79)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7295	1.8228	1.7380	849
Sell	USD	$800,000	11/16/2005	12/14/2005		1.7300	1.7295	1.7298	1.7303	0
Sell	Canadian	$4,000,000	8/31/2005	1/23/2006		1.1900	1.1657	1.1863	1.1639	(65)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.1795	1.2002	1.1839	49

										$973

February 28, 2005
									Weighted	Market Value
								Weighted	Average	of the
						Spot Rate at		Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	Spot Rate at	Forward Rate	at Feb. 28,	US Dollars
Type	to Deliver	Amount	Date	From	To	Date	Feb. 28, 2005	at Inception	2005	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

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
          In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2005 that has materially affected or is reasonably likely to materially affect the reliability of our financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in the open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. During the quarter ended November 30, 2005, we did not purchase any shares. From September 1, 2003 through November 30, 2005, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders thereto.

10.2	Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders thereto.

10.3	First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs LTD., OXO International LTD. and Bank of America, N.A. (as Guaranteed party).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED (Registrant)
Date: January 9, 2006	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: January 9, 2006	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President and Chief Financial Officer

Date: January 9, 2006	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller and Principal Accounting Officer

Index to Exhibits

10.1*	Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders thereto.

10.2*	Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders thereto.

10.3*	First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs LTD., OXO International LTD. and Bank of America, N.A. (as Guaranteed party).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith