Form 10-K
period 2006-02-28
HELEN OF TROY LTD
filed 2006-05-15
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006
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
COMMON SHARES - $.10 PAR VALUE
(Title of Class)
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was $640,758,495.
     As of May 5, 2006 there were 30,029,072 shares of Common Shares, $.10 Par Value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended February 28, 2006.
Index to Exhibits - Page 99

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
     Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (“SEC’), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under “Item 1A. Risk Factors” and that are otherwise described from time to time in our SEC reports filed after this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1. BUSINESS
     In this report, unless the context suggest otherwise, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries. In this report, amounts are expressed in U.S. dollars, except as otherwise indicated. Unless otherwise noted in this report and in our consolidated financial statements and notes thereto, all dollar amounts are in thousands.
GENERAL
     Helen of Troy Limited is a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products. We have two active segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, body powder, and skin care products. The Housewares segment reports the operations of OXO International (“OXO”) which we acquired on June 1, 2004, as further discussed in Notes (4), (5) and (17) to our consolidated financial statements. The Housewares segment’s products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, and barbeque tools. Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers.
     In each of our segments we strive to be first to market with a broad line of competitively priced innovative products. We believe this strategy is one of our most important growth drivers. Our goal is to provide our consumers with unique features, better functionality and higher performance at competitive price points. This strategy has allowed us to sustain, and in many categories to strengthen our market position in many of our product lines. As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base while attracting new customers.
     As part of our overarching objective to grow our business and increase shareholder value, we have established five core initiatives. These initiatives and their key elements are outlined below:
•	Maximize high growth potential branded products. We seek to maximize high growth potential products by selectively investing in consumer marketing propositions that offer the best opportunities to capture market share and increase growth.

•	Accelerate our new product pipeline. We will strive to accelerate the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner.

•	Leverage innovation. We intend to enhance and extend our existing products and develop new products to grow our business. We believe that new innovative products will permit us to generate higher margins and increase the value of our brand base.

•	Broaden our growth opportunities. We plan to continue to seek opportunities to acquire brands and product categories through aggressive external development and strategic joint ventures and acquisitions.

•	Reduce cost and increase productivity. We intend to seek to control our expenses and strengthen operating margins by eliminating unnecessary spending and cost redundancy in the short term, and by making other tools and productivity drivers the cornerstone and fabric of our Company.
     We present financial information for each of our operating segments in Note (13) of the consolidated financial statements. The matters discussed in this Item 1. “Business,” pertain to all existing operating segments, unless otherwise specified.
     We use outside manufacturers to produce our goods. Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers.
     We sell certain of our products under licenses from third parties. Our licensed trademarks, among others, include:
•	Vidal Sassoon®, licensed from The Procter & Gamble Company;

•	Revlon® licensed from Revlon Consumer Products Corporation;

•	Dr. Scholl’s®, licensed from Schering-Plough HealthCare Products, Inc.;

•	Scholl® (in areas other than North America), licensed from Scholl Ltd.;

•	Sunbeam®, Health at Home® and Health o meter® licensed from Sunbeam Products, Inc.;

•	Sea Breeze®, licensed from Shiseido Company Ltd.;

•	Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited; and

•	Toni & Guy®, licensed from Mascolo Brothers Ltd. (acquired March 27, 2006)

     We own and actively market under a number of trademarks, including:

• OXO®	• Ammens®	• Caruso®
• Good Grips®	• Condition® 3-in-1	• Karina®
• Soft Works®	• TimeBlock®	• Visage Náturel®
• Touchables®	• Skin Milk®	• DCNL®
• Brut®	• Epil-Stop®	• Nandi®
• Vitalis®	• Studio Tools™	• Isobel®
• Final Net®	• Dazey®	• HOT things®
     We also market hair and beauty care products under the following trademarks to the professional beauty salon industry:

• Helen of Troy®	• Salon Tools™
• Hot Tools®	• Fusion Tools™
• Hot Spa®	• Gallery Series®
• HOTSetter™	• Wigo®
• Salon Edition®	• The Beautician™
     We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.

PRODUCTS
     Our business is acquiring, designing, developing, and selling a full line of personal care products and an expanding line of housewares products. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Appliances and Accessories	Hand-held dryers	Vidal Sassoon®, Revlon®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, HOT Professional®, Studio Tools™, Salon Tools™, Gold Series®, Gallery Series®, Wigo® and Cosmopolitan™

	Curling irons, straightening irons, hot air brushes, and brush irons	Vidal Sassoon®, Revlon®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, HOT Professional®, Studio Tools™, Salon Tools™, Gold Series®, Gallery Series®, Wigo® and Cosmopolitan™

	Hairsetters	Vidal Sassoon®, Revlon®, Sunbeam®, HOT Setter™, Cosmopolitan™ and Caruso®

	Paraffin baths, facial brushes, facial saunas, and other skin care appliances	Revlon®, Hotspa®, Sunbeam®, Dr. Scholl’s® and Visage Náturel®

	Manicure/pedicure systems	Revlon®, Dr. Scholl’s®, Scholl® and The Beautician™

	Foot baths	Dr. Scholl’s®, Scholl®, Revlon®, Sunbeam®, Carel® and Hotspa®

	Foot massagers, hydro massagers, cushion massagers, body massagers, and memory foam products	Dr. Scholl’s®, Health o meter®, Carel® and Hotspa®

	Hair clippers, trimmers, exfoliators, and shavers	Vidal Sassoon®, Revlon® and Hot Tools®

	Hard and soft-bonnet hair dryers	Dazey®, Carel®, and Hot Tools®

	Hair styling, hand-held mirrors, lighted mirrors, and utility implements	Vidal Sassoon® and Revlon®

	Decorative hair accessories	Vidal Sassoon®, Revlon®, Karina®, Karina Girl™, HOT things®, Isobel®, DCNL® and Nandi®

Grooming, Skin Care,	Liquid hair styling products	Vitalis®, Final Net®, Condition® 3-in-1 and Vitapointe®

and Hair	Liquid skin care products	Sea Breeze®, TimeBlock® and Skin Milk®

Care	Medicated skin care products	Ammens®

Products	Fragrances, deodorants, and antiperspirants	Brut®

	Hair depilatory products	Epil-Stop®

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Housewares	Kitchen tools, cutlery, bar and wine accessories, kitchen mitts and trivets, and barbeque tools	OXO®, Good Grips®, Grind it™, Steel™, Softworks®, Touchables® and Good Grips® Basics

	Tea kettles	OXO®, Good Grips® and Softworks®

	Household cleaning tools and trash cans	OXO®, Good Grips®, Softworks® and Touchables®

	Storage and organization products	OXO®, Good Grips® and Softworks®

	Hand and garden tools	OXO®, Good Grips® and Softworks®
     We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the personal care and housewares markets.
     During fiscal 2006, building on the success of our ionic technology, we developed a line of tourmaline based hair care appliances for both the retail and professional markets under the Vidal Sassoon and Revlon brand names. Tourmaline is a semi-precious stone that produces a high level of negative ions, as well as infrared heat, which gently dries hair from the inside-out. Many of our new hair care products also feature a patented variable-ion technology that allows consumers to select the exact amount of ions best suited for their individual needs.
     In our skin care product line, during fiscal 2006, we extended the Sea Breeze brand by adding “Actives” and “Naturals” line extensions of the product. The “Actives” formulation is designed to appeal to teens and young adults and has been formulated to provide a stronger, deeper and longer lasting skin cleansing treatment. The “Naturals” formulation is designed to appeal to a more mature consumer and contains sea minerals and nutrients to help the skin function in a normal and healthy manner.
     In our Housewares division, during fiscal 2006, we introduced a new line of hand tools featuring our highly desired non-slip Good Grips® comfort and ergonomic design. We also expanded our tea kettle line and introduced a line of unique silicone based textile kitchen mitts and trivets. During fiscal 2007, we plan to introduce a line of food storage containers.
     Overall, in fiscal 2006 we introduced 474 new products across all our categories versus 426 new products introduced in fiscal 2005. Currently, 488 additional products are in our product development pipeline for fiscal 2007.
     You can learn more about our currently marketed products at the following Internet address:
www.hotus.com
The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report.

SALES AND MARKETING
     We market our products primarily within the United States. Sales within the United States comprised approximately 83, 82 and 84 percent of total net sales in fiscal 2006, 2005, and 2004, respectively. Both our North American and International operations sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers. We market products through a combination of outside sales representatives and our own internal sales staff.
     The companies from whom we license many of our brand names promote those names extensively. The Revlon®, Vidal Sassoon®, Dr. Scholl’s® and Sunbeam® trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.
     In fiscal 2004, we reached an agreement to become the title sponsor of the Sun Bowl through the December 2006 game. We will continue as the sponsor for 2006 with an option to extend our sponsorship to 2007. The Sun Bowl is one of the longest running invitational post season college football games in the United States with a history that spans over 70 years. The “Vitalis® Sun Bowl” became the official name of this event. In 2004 and 2005, CBS Sports broadcast the Vitalis® Sun Bowl to nationwide audiences.
     In January 2005, we entered into a three-year sponsorship agreement with Don Schumacher Racing, the National Hot Rod Association (NHRA), and Just Marketing, Inc. to showcase our Brut® products and extend the awareness of our products to target customers. We sponsor the Brut Racing team which is a “funny car” drag racing team that competes in the NHRA POWERade Drag Racing series. Each year over a 10-month period there is a series of 23 races that takes place in many major metropolitan markets, attracting an estimated 2.2 million in live attendance annually, and receiving over 150 hours of live or same-day coverage on ESPN.
MANUFACTURING AND DISTRIBUTION
     We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples’ Republic of China, Thailand, Taiwan, and South Korea, to manufacture a significant portion of our products in the appliance, accessories and housewares product categories. Most of our grooming, skin care and hair care products are currently manufactured in North America. For a discussion regarding our dependency on third party manufacturers, see Item 1A., “Risk Factors”. For fiscal 2006, 2005 and 2004, goods manufactured by vendors in the Far East comprised approximately 86, 84 and 89 percent, respectively, of the dollar value of all segments’ inventory purchases.
     Manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products. All our business segments employ numerous technical and quality control persons to assure high product quality.
     In total, we occupy approximately 2,600,000 square feet of distribution space in various locations to support our operations. We expect this square footage to decline to approximately 1,900,000 square feet during fiscal 2007 as we vacate existing facilities in Monee, Illinois and Southaven, Mississippi in order to consolidate their inventories into our new Southaven, Mississippi facility. Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to warehouse facilities in El Paso, Texas; Southaven, Mississippi; Toronto,

Canada; and Vancouver, Canada, or directly to customers. We ship substantially all products to North American customers from these warehouses by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers primarily in the Far East, to warehouse facilities in The Netherlands, the United Kingdom, Mexico, Brazil, or directly to customers. We ship products stored at the warehouses in The Netherlands, the United Kingdom, Mexico, and Brazil to distributors or retailers.
     Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often require us to carry substantial levels of inventory in order to meet our customers’ needs.
     Most of our products manufactured outside the countries in which they are sold are subject to import duties, which increases the amount we pay to obtain such products.
LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS
     The Personal Care segment depends significantly upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter® and Dr. Scholl’s® trademarks are of particular importance to this segment’s business. New product introductions under licensed trademarks require approval from the respective licensors. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures. During fiscal 2006, we were in compliance with all terms of these licensing agreements. The duration of the license agreements for the Revlon®, Vidal Sassoon®, Sunbeam®, and Dr. Scholl’s® trademarks, including the renewal terms, are 57, 27, 14 and 13 years, respectively. If we decide to renew these agreements upon expiration of their current terms, we will be required to pay prescribed renewal fees at the time of that election. The discussion below covers the primary product categories that Helen of Troy currently sell under our material license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.
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
     Under agreements with Revlon Consumer Products Corporation, we are licensed to sell worldwide, except in Western Europe, hair dryers, curling irons, straightening irons, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers, and battery-operated and electric women’s shavers bearing the Revlon® trademark.
     We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, body massagers, paraffin baths, and support pillows bearing the Dr. Scholl’s® trademark in the United States and Canada under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl® trademark in other areas of the world through an agreement with Scholl Ltd.
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

     Under an agreement with The Procter & Gamble Company we licensed the right to sell products under the trademark Sea Breeze® pursuant to a perpetual royalty free license from Shiseido Company Ltd. We currently sell a line of liquid skin care products under the Sea Breeze® name in the United States and Canada.
     In March 2006, we entered into an agreement with Mascolo Brothers Ltd. for the use of the Toni & Guy® brand name for hair care appliance products. Under the agreement, we are licensed to sell hair dryers, straighteners, stylers, tongs and a line of male grooming hair care appliances in the United Kingdom, Western Europe and portions of Asia. The duration of the initial license agreement is 5 years, expiring March 2011, which may be extended an additional 2 years upon proper notice.
     Helen of Troy has filed or obtained licenses for over 345 design and utility patents in the United States and several foreign countries. Most of these patents cover product designs in our Housewares segment. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. Our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries.
CUSTOMERS
     Sales to Wal-Mart Stores, Inc., and its affiliate, SAM’S Club, accounted for approximately 22 percent, 25 percent, and 28 percent of our net sales in fiscal 2006, 2005, and 2004, respectively. Sales to Target Corporation accounted for approximately 10 percent, 8 percent, and 9 percent of our net sales in fiscal 2006, 2005, and 2004, respectively. No other customers accounted for ten percent or more of net sales during those fiscal years. Sales to our top five customers accounted for approximately 46 percent, 44 percent and 49 percent in fiscal 2006, 2005, and 2004, respectively.
ORDER BACKLOG
     When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame. As such, there usually are no significant backlog of orders in any of our distribution channels.
     As a result of the transition of our Housewares segment to the new systems, we experienced delays in warehouse order processing and shipments. These delays caused a backlog of orders within the Housewares segment, and, in some cases, order cancellations. We believe that the impact was immaterial in the fourth quarter of fiscal 2006; however, we do expect some impact in the first fiscal quarter of 2007 due to lost revenue and costs associated with related concessions and accommodations to certain customers, and associated start up costs of the distribution center. The extent of the impact on the first fiscal quarter of 2007 is not yet determinable. We continue to work the backlog down, and expect operations to normalize in fiscal 2007.
     In our Personal Care segment, there was no significant backlog of orders in any of our distribution channels as of the end of fiscal 2006.
COMPETITIVE CONDITIONS
     The markets in which we sell our products are very competitive and highly mature. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. In the Personal Care segment, our primary competitors include Conair Corporation, Applica, Inc., Spectrum Brands,

Inc., Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-USA, Inc., Chattem, Inc., J&J Boots, KAO Brands Company., The Proctor & Gamble Company, L’Oréal, Unilever, and Alberto-Culver Company. In the Housewares segment, the competition is highly fragmented. Our primary competitors in that segment include KitchenAid (Lifetime Brands, Inc.), Zyliss AG, Copco (Wilton Industries, Inc.), Simple Human, Casabella and Interdesign, Inc.. Some of these competitors have significantly greater financial and other resources than we do.
SEASONALITY
     Our business is somewhat seasonal. Net sales in the third fiscal quarter accounted for approximately 34, 35, and 33 percent of fiscal 2006, 2005 and 2004 net sales, respectively. As a result of the seasonality of sales, our working capital needs fluctuate during the year.
REGULATION
     Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our electrical products sold in the United States are designed, manufactured, and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.
     Certain of our skin care products are regulated by the United States Food and Drug Administration.
EMPLOYEES
     As of fiscal year end 2006, we employed 804 full-time employees in the United States, Canada, Macao, China, Europe, Brazil, Peru, Venezuela and Mexico of which 126 are marketing and sales employees, 149 are distribution employees, 50 are engineering and development employees, and 479 are administrative personnel. We also use temporary, part time and seasonal employees as needed. None of the Company’s employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.
GEOGRAPHIC INFORMATION
     Note (13) to the consolidated financial statements contains geographic information concerning our net sales and long-lived assets.
AVAILABLE INFORMATION
     We maintain our Company’s main Internet site at the following address: http://www.hotus.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report. We make available on or through our Internet website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to these reports and the reports required under Section 16 of the Securities Exchange Act of transactions in Company shares by directors and officers. Also on the Investor Relations page, under the heading “Corporate Governance”, are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The public may also read and copy any of the materials we file with the SEC in accordance with the

Securities Exchange Act at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about our Company. The address of the SEC’s Internet site is http://www.sec.gov.

ITEM 1A. RISK FACTORS
     The ownership of our common shares involves a number of risks and uncertainties. Potential investors should carefully consider the following risk factors and uncertainties described below, together with the other information contained in this report, in evaluating us and our business before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are not significant may also impair our business operations.
We rely on key senior management to operate our business; the loss of any of these senior managers could have a material adverse impact on our business.
     We do not have a large group of senior executives in our business. Accordingly, we depend on a small number of key senior executives. We do not maintain “key man” life insurance on any of our key senior executives. The loss of any of these persons could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to find, relocate and integrate adequate replacements for any of these persons. Further, in order to continue to grow our business, we will need to expand our key senior management team. We may be unable to attract or retain these persons. This could hinder our ability to grow our business and could disrupt our operations or materially adversely affect the success of our business.
We rely on our Global Enterprise Resource Planning System. Our failure to, or delays in, successfully implementing this system, including the consolidation of our inventories in our Southaven, Mississippi distribution facility could have a material adverse impact on our operations and profitability.
     Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. These logistical systems depend on our new Global Enterprise Resource Planning System. On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. Following the implementation of this new system, most of our businesses (other than our Housewares segment) ran under one integrated information system. We continue to closely monitor the new system and make normal and expected adjustments to improve its effectiveness. Complications resulting from process adjustments could potentially cause considerable disruptions to our business. The change to the new system continues to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system’s requirements have required a significant effort across our entire organization.
     During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. The transition was completed late in the fourth fiscal quarter of 2006. We continue to implement several significant functionality enhancements related to both the Housewares segment’s and Personal Care segment’s systems. We expect this process will continue during fiscal 2007.
     This recent transition has included the:
•	building of a new 1,200,000 square foot distribution facility in Southaven, Mississippi which was completed and outfitted with new materials handling equipment and systems;

•	transitioning the warehousing, order fulfillment and shipment processes for our OXO products to our new Global Enterprise Resource Planning system;

•	the physical movement of the existing OXO inventory from its former distribution facility in Illinois to Mississippi;

•	the physical movement of other inventories from the Company’s existing distribution facilities to the new facility in Southaven, Mississippi; and

•	testing and implementation of the new distribution facility and systems.
     During the initial months after the transition of our Housewares segment to the new systems and our distribution facility in Southaven, Mississippi, we experienced warehouse order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of our new distribution facility. In response to these issues, management dedicated additional personnel and sent a seasoned operations management team to Southaven, Mississippi to assist local management in resolving technical and operational issues. The delays did cause a backlog in orders and in some cases, order cancellations. We continue to work this backlog down. We have addressed these issues with the affected customers and believe that over the long-term, the strength of our customer relationships will not be affected by the shipment delays. We believe that the impact was immaterial in the fourth quarter of fiscal 2006; however, we do expect some impact in the first fiscal quarter of 2007 due to lost revenue and costs associated with related concessions and accommodations to certain customers, and associated start up costs of the distribution center. The extent of the impact on the first fiscal quarter of 2007 is not yet determinable. We continue to work the backlog down, and expect operations to normalize in fiscal 2007. While we believe we have taken appropriate measures to mitigate the recent shipment disruptions arising from the transition of our Housewares segment, there can be no assurance that additional disruptions will not occur.
     We expect that this and other planned implementations and functional software enhancements will continue to strain our internal resources, could further impact our business, and may result in higher implementation costs and reallocation of human resources.
     To support these new technologies, we are continuously building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for failure and risk. We continue to rely substantially on outside vendors to assist us with implementation and enhancements and will continue to rely on certain vendors to assist us in maintaining some of our infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. We continue to transition many of these third party services to our in-house staff. The transition from third party services to in-house staffing of such services poses risks that could cause additional business disruptions. Finally, natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.
     Any interruption in our logistical systems would impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. These and other factors described above could have a material and adverse affect our business, financial condition and results of operations.

Acquisitions and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our common shares.
     We are constantly looking for opportunities to make additional complementary strategic business and/or brand acquisitions. To the extent that these acquisitions are not favorably received by consumers, shareholders, analysts, and others in the investment community, the price of our common shares could be adversely affected. In addition, acquisitions involve numerous risks, including:
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
     A few customers account for a substantial percentage of our sales. Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers. In particular, sales to Wal-Mart Stores, Inc., and its affiliate, SAM’S Club, and sales to Target Corporation accounted for approximately 22 percent and 10 percent, respectively, of our net sales in fiscal 2006. While no other customers accounted for ten percent or more of net sales, our top 5 customers accounted for approximately 46 percent of fiscal 2006 net sales. Although we have long-standing relationships with our major customers, no contracts require these customers to buy from us, or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.
     With the growing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price demands and other conditions, which could negatively impact our financial condition and results of operations.
     A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, financial condition and results of operations.

Our projections of sales and earnings are highly subjective and our future sales and earnings could vary in a material amount from our projections.
     Most of our major customers purchase our products electronically through electronic data interchange and expect us to promptly deliver products from our existing inventories to the customers’ retail stores or distribution centers. This method of ordering products allows our customers to immediately respond to changes in demands of their retail customers. From time to time, we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the amount of our sales and related earnings. Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Because our ability to forecast sales is highly subjective, there is a risk that our future sales and earnings could vary materially from our projections.
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
We have incurred substantial debt to fund acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.
     During the second quarter of fiscal 2005, we incurred substantial debt. We incurred additional debt in fiscal 2006. The terms of all our debt agreements are more fully described in Notes (5) and (7) to the consolidated financial statements. As a result of these agreements, we are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes,

•	an increased portion of our cash flow from operations will be required to pay interest on our debt, which will reduce the funds available to us for our operations,

•	a significant portion of our debt has been issued at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates,

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions,

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate,

•	the debt agreements contain financial and restrictive covenants, and our failure to comply with them could result in an event of default, which if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on, among other things, our ability under certain circumstances to:
•	incur additional debt, including guarantees;

•	incur certain types of liens;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations;

•	enter into substantial new lines of business; and

•	enter into certain types of transactions with our affiliates.
Our disagreements with taxing authorities, tax compliance and the impact of changes in tax law could have an adverse impact on our business.
     As further discussed under Item 3. “Legal Proceedings,” and Note (8) to the accompanying consolidated financial statements, we are involved in various tax audits and related disputes over tax issues with the Inland Revenue Department (the “IRD”) in Hong Kong and the United States Internal Revenue Service (the “IRS”). We believe that we have complied with all applicable reporting and tax payment obligations and disagree with the taxing authorities’ positions on these various issues. We are vigorously defending our tax positions through all available administrative and judicial avenues.
     Although the final resolution of these disputes is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters. While the resolution of the issues may result in tax liabilities that are significantly higher or lower than the reserves established for these matters, management currently believes that any resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution on any matter could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid. See Note 18 to the consolidated financial statements for subsequent developments regarding the pending settlement of Hong Kong tax liabilities for fiscal years 1995 through 1997.
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
Favorable tax treatment of our non-U.S. earnings is dependent on our ability to avoid classification as a Controlled Foreign Corporation. Changes in the composition of our shareholdings could have an impact on our classification. If our classification were to change, it could have a material negative effect on the largest U.S. shareholders and, in turn on the Company’s business.
     Because our company is a foreign corporation, we incur risks associated with our ability to avoid classification as a Controlled Foreign Corporation. In order for us to preserve our current tax treatment of our non-U.S. earnings, it is critical that we avoid Controlled Foreign Corporation status. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares in such corporation. If a change of ownership of the Company were to occur such that the company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on the Company’s business.
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
     As further discussed under Item 3. “Legal Proceedings,” and Note 10 to the accompanying consolidated financial statements, two class action lawsuits have been filed and consolidated into one action against the Company and certain officers on behalf of purchasers of publicly-traded securities of the Company alleging violations under the Securities Exchange Act. The lawsuit was brought in the United States District Court for the Western District of Texas and is still in the preliminary stages. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit has been recently filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. The Company carries insurance that provides an aggregate coverage of $20,000 ($20 million) after a self-insured retention $500 ($500 thousand) for the period during which the claims were filed, but we cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company’s business. If the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not Applicable.

ITEM 2. PROPERTIES
PLANT AND FACILITIES
     The Company owns, leases, or otherwise utilizes through third-party management service agreements, a total of 31 facilities, which include selling, procurement, administrative and warehouse facilities worldwide. All facilities operated by the Company are well maintained and adequate for the purpose for which they are intended. Information regarding the location, use, segment, ownership and approximate size of the facilities and undeveloped land as of February 28, 2006 is provided below:

				Approximate
Location	Type and Use	Business Segment	Owned or	Square
			Leased	Footage
El Paso, Texas, USA	Land & Building — Corporate Headquarters	Personal Care & Housewares	Owned	135,000
El Paso, Texas, USA	Land & Building — Distribution Facility	Personal Care	Owned	408,000
Southaven, Mississippi, USA *	Land & Building — Distribution Facility	Personal Care	Leased	619,000
Southaven, Mississippi, USA	Land & Building — Distribution Facility	Personal Care & Housewares	Owned	1,200,000
Brampton, Ontario, Canada	Third-Party Managed Distribution Facility	Personal Care	Leased	50,000
Delta, BC, Canada	Third-Party Managed Distribution Facility	Personal Care	Leased	7,000
Danbury, Connecticut, USA	Office Space	Personal Care	Leased	16,000
Bentonville, Arkansas, USA	Office Space	Personal Care	Leased	5,000
Troy, Michigan, USA	Office Space	Personal Care	Leased	1,600
Minneapolis, Minnesota, USA	Office Space	Personal Care	Leased	1,000
New York, New York, USA	Office Space	Housewares	Leased	9,900
Monee, Illinois, USA *	Third-Party Managed Distribution Facility	Housewares	Leased	100,000
El Paso, Texas, USA	Land (3 Parcels) — Held for Future Expansion	None	Owned	32 Acres
Etobicoke, Ontario, Canada	Office Space	Personal Care	Leased	2,900
Sheffield, England	Land & Building — European Headquarters	Personal Care	Leased	10,000
Worksop, England	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Boulgne-Billancourt, France	Office Space	Personal Care	Leased	1,400
Hurth, Germany	Office Space	Personal Care	Leased	2,300
Nr Amsterdam, Netherlands	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Mexico City, Mexico	Office Space	Personal Care	Leased	900
Tlanepantla, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	20,000
Tlanepantla, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	20,000
S. Jose dos Pinhais/PR-Brazil	Office Space	Personal Care	Leased	1,100
Vitoria, Brazil	Third-Party Managed Distribution Facility	Personal Care	Leased	5,400
Santiago de Surco, Lima, Perú	Office Space	Personal Care	Leased	900
TST, Gateway, Hong Kong	Office Space — Supply Chain Management	Personal Care & Housewares	Leased	18,600
TST, China HK City, Hong Kong	Office Space — Supply Chain Management	Personal Care & Housewares	Leased	10,100
Zhu Kuan, Macau, China	Office Space — Supply Chain Management	Personal Care & Housewares	Leased	11,600
Hang Kei, Macau, China	Apartment — Temporary Travelers Quarters	Personal Care & Housewares	Leased	1,200
Shenzhen, China	Office Space — Supply Chain Management	Personal Care & Housewares	Leased	800
Shenzhen, China	Office Space — Supply Chain Management	Personal Care & Housewares	Leased	500
Shenzhen, China	Office Space — Supply Chain Management	Personal Care & Housewares	Leased	1,300
* Facilities intended to be replaced in fiscal 2007 by the new 1,200,000 square foot distribution facility in Southaven, Mississippi.

ITEM 3. LEGAL PROCEEDINGS
     Hong Kong Income Taxes - The Inland Revenue Department (the “IRD”) in Hong Kong has assessed a total of $32,086 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong levies taxes on income earned from certain activities previously conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations.
     In connection with the IRD’s tax assessment for the fiscal years 1995 through 2003, we have purchased tax reserve certificates in Hong Kong totaling $28,425. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.
     On May 10, 2006, the IRD and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. For those tax years, we have agreed to an assessment of approximately $4,019 including estimated penalties and interest. This agreement has been presented to the IRD’s Board of Review and is subject to their approval. Our consolidated financial statements at February 28, 2006 include adequate provisions for this liability. We expect the liability to be paid with $3,282 of tax reserve certificates and $737 in cash. If this settlement is approved, we have approximately $25,143 remaining in available tax reserve certificates for future settlement of any potential tax liability.
     If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate.
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
     United States Income Taxes - The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of approximately $13,424 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability and associated interest of $914 were settled in the fourth quarter of fiscal 2006. The IRS is auditing the U.S. consolidated federal tax returns for fiscal years 2003 and 2004. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated financial statements.

     Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly-traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendant’s insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.
     The lawsuit was filed in the United States District Court for the Western District of Texas in November, 2005 and is still in the preliminary stages. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit has been recently filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company’s business. The Company carries insurance that provides an aggregate coverage of $20,000 ($20 million) after a self-insured retention $500 ($500 thousand) for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.
     Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON SHARES
     Our common shares are listed on the NASDAQ National Market System [symbol: HELE]. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the common shares as reported on the NASDAQ National Market System. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL 2006
First quarter	29.75	21.52
Second quarter	26.19	20.82
Third quarter	23.01	15.55
Fourth quarter	20.23	15.80

FISCAL 2005
First quarter	36.25	27.40
Second quarter	37.26	24.65
Third quarter	29.71	23.40
Fourth quarter	34.44	25.65
APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
     We have one class of equity security outstanding at February 28, 2006; common shares with a par value of $0.10. As of May 5, 2006, there were approximately 343 holders of record of the Company’s common shares. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.
CASH DIVIDENDS
     Our current policy is to retain earnings to provide funds for the operation and expansion of the Company’s business and for potential acquisitions. We have not paid any cash dividends on our common shares since inception. Our current intention is to pay no cash dividends in fiscal 2007. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The following table summarizes information about our equity compensation plans as of February 28, 2006. All outstanding awards relate to our common shares. All our equity compensation plans have been approved by shareholder vote.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,923,094	$14.83	887,002

(1)	Includes 331,716 shares authorized and available for issuance in connection with the Helen of Troy Limited 1998 Employee Stock Purchase Plan and 555,286 shares under the 1998 Employee Stock Option and Restricted Stock Plan.
PURCHASES OF HELEN OF TROY COMMON SHARES
     During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 shares of our common shares over a period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009.
     We did not repurchase any common shares during fiscal 2006. We repurchased 757,710 and 806,126 shares at a total cost of $25,039 and $20,572, or an average price per share of $33.05 and $25.52 in fiscal 2005 and 2004, respectively. An additional 1,436,164 shares remain authorized for purchase under this plan.

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
For the year ended the last day of February,
(in thousands, except per share data)

	2006	2005(1)	2004(1)	2003(1)	2002(1)
Statements of Income Data
Net sales(2)	$589,747	$581,549	$474,868	$379,751	$338,644
Cost of sales	323,189	307,045	257,651	224,027	211,041

Gross profit	266,558	274,504	217,217	155,724	127,603
Selling, general, and administrative expenses(2)	195,180	172,480	131,443	105,522	97,876

Operating income	71,378	102,024	85,774	50,202	29,727

Interest expense	(16,866)	(9,870)	(4,047)	(3,965)	(4,185)
Other income (expense)	1,290	(2,575)	4,312	2,333	1,927

Earnings before income taxes	55,802	89,579	86,039	48,570	27,469
Income tax expense	6,492	12,907	14,477	10,778	5,461

Income from continuing operations	49,310	76,672	71,562	37,792	22,008

Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax(1)	—	(222)	(11,040)	924	7,207

Net earnings	$49,310	$76,450	$60,522	$38,716	$29,215

Per Share Data
Basic
Continuing operations	$1.65	$2.58	$2.52	$1.34	$0.78
Discontinued operations	$—	$(0.01)	$(0.39)	$0.03	$0.26
Total basic earnings per share	$1.65	$2.57	$2.13	$1.37	$1.04

Diluted
Continuing operations	$1.56	$2.36	$2.29	$1.28	$0.75
Discontinued operations	$—	$(0.01)	$(0.35)	$0.03	$0.25
Total diluted earnings per share	$1.56	$2.35	$1.94	$1.31	$1.00

Weighted average number of common shares outstanding:
Basic	29,919	29,710	28,356	28,189	28,089
Diluted	31,605	32,589	31,261	29,548	29,199

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED
As of last day of February,
(in thousands)

	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital (1)	$185,568	$156,312	$166,445	$163,452	$182,791
Total assets	857,744	811,449	489,609	405,629	357,558
Long-term debt	254,974	260,000	45,000	55,000	55,000
Shareholders’ equity (3)	475,377	420,527	350,103	289,602	250,326
Cash dividends	—	—	—	—	—
(1)	Fiscal year 2005, 2004, 2003 and 2002 results presented include 100 percent of the results of Tactica under the line item, “Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax.” We acquired a 55 percent interest in Tactica in March 2000. On April 29, 2004 we completed the sale of our interest in Tactica back to certain of its key operating manager-shareholders. Accordingly, the results of operations of Tactica have been reclassified out of income from continuing operations and working capital has been restated to eliminate the impact of Tactica’s current assets and current liabilities. Also, in the fourth fiscal quarter of 2004, we recorded a loss of $5,699 from the impairment of Tactica goodwill, net of $1,938 of related tax benefits. Our consolidated financial statements for fiscal 2005 (for the period of time we owned Tactica), 2004, 2003, 2002 and 2001, as restated include 100 percent of Tactica’s net income or loss because Tactica had accumulated a net deficit at the time that we acquired our ownership interest, and because the minority shareholders of Tactica had not adequately guaranteed their portion of the accumulated deficit.

(2)	In fiscal 2003, we adopted Emerging Issues Task Force Abstract 01-9 (“EITF 01-9”). EITF 01-9 requires that certain vendors record certain consideration given to customers as reductions of sales, rather than as selling, general, and administrative expenses. Items totaling $3,930 in fiscal 2002, were classified as selling, general, and administrative expenses have been reclassified as reductions to net sales.

(3)	No common shares were repurchased during the fiscal years ended 2006, 2003 and 2002. In fiscal 2005, we repurchased 757,710 common shares at a cost of $25,039. In fiscal 2004, we repurchased 806,126 common shares at a cost of $20,572.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion contains a number of forward-looking statements, all of which are based on management’s current expectations. Actual results may differ materially due to a number of factors, including those discussed on Page 4 of this report in the section entitled “Disclosure Regarding Forward-Looking Statements,” Item 1A. “Risk Factors,” and in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
OVERVIEW OF THE YEAR’S ACTIVITIES
     We have grown our brand portfolio by acquiring well-recognized brands from larger consumer products companies, as well as other brands from smaller private companies. The brands we have purchased from larger consumer products companies have long histories of support and brand development. We believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from focused management or strong marketing support. When we acquire brands from smaller private companies, we usually do so because we believe they have been constrained by the limited resources of their prior owners. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.
     In fiscal 2006, we continued to focus attention on growth opportunities on the international side of our business. We have reconfigured sales and distribution arrangements in certain key European and Latin American markets. Over the past year we have also set up distribution arrangements in a number of countries where we previously have not done significant business. We believe this has staged us to continue to extend the reach of our existing product portfolio abroad.
     Recently, in certain European and Asian Markets, we secured the rights to introduce a line of hair care appliances under the Toni & Guy® brand name. Toni & Guy® is an international chain of hundreds of hair salons throughout Europe that has expanded operations into certain key urban markets in the United States. We believe our association with Toni & Guy® will create a new sales opportunities for our products in Europe.
     Domestically, our core business continues to present challenges as we operate in mature markets where we already own significant market share. Our Company and industry are also facing challenges — sharply rising energy costs, reduced sales and increased costs due to the economic impact from hurricanes, and domestic and international marketplace pressures. Continued consolidation and growth in the largest of retailers has created a very competitive environment that requires careful target pricing, superb customer service, operational excellence in order to maintain deliveries and continuous product and process innovation. In this environment, we believe that a key way we will grow is by becoming highly operationally effective and efficient.
     We are now in the second year after the implementation of our global information system (which became operational for most of our Personal Care segment in September 2004). We continue to devote substantial internal resources to extending the functionality and performance of the system. We believe that timely and effective change and evolution in our systems will increase the total value proposition we offer to our customers and consumers, and thus increase our competitive advantage.
     Over the last year, we pursued two key initiatives to extend the reach of our business information systems. First, we converted our Housewares division to our new systems. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. The systems change-over for the Housewares segment occurred in mid-February 2006. Conversions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management’s attention for a period of time after the conversion as the organization adapts to the new system and seeks to respond quickly to its day-to-day operations requirements. During the initial months after the transition, we experienced some warehouse order processing and shipment delays resulting from software issues and adapting to the new equipment, new employees, and the operation of the new distribution facility. We continue to implement several significant functionality enhancements related to the Housewares segment’s systems, and expect this process to continue during fiscal 2007.
     Our second key initiative over the past year has been to consolidate and rationalize our U.S. domestic distribution capability. In the second quarter of fiscal 2006, we began construction of a 1,200,000 square foot distribution facility in Southaven, Mississippi. In November 2005, we took possession of the completed facility. Since then we have been transferring inventories to the new facility in stages. We now ship our houseware, grooming, skin care, and hair care products out of the new facility.
     Our next transition will be to move the balance of our domestic hair care appliance inventory from our existing 619,000 square foot facility in Southaven to the new 1,200,000 square foot facility. The new facility represents a complete, state-of-the-art distribution system and a significant additional technology investment for the Company. When fully matured, the new facility will become a seamless physical extension of our information technology system, and significantly extend our flexibility and effectiveness in serving our customers by delivering the right product, in the right quantities, at the right price and the right time.
     We believe these efforts and investments continue to stage us for the next level of growth as we now have an infrastructure well poised to handle additional shipment volume. Over the next fiscal year, our internal focus will be to integrate our Latin American operations into our operating system, and to look at additional opportunities to increase the efficiency of our supply chain through improved systems and processes. Our Housewares and Personal Care products businesses have begun to benefit from each segment’s industry specific expertise as we select best practices from each segment’s business on how to bring new product to market. We believe there are continued opportunities for increasing our efficiency and eliminating cost from our processes through streamlining and careful process consolidation of both segment’s supply chain operations.
Financial Highlights from Fiscal 2006
•	Consolidated net sales increased 1.4 percent, or $8,198, to $589,747 in fiscal 2006 versus $581,549 in fiscal 2005. Our Housewares segment provided 8.2 percentage points of consolidated net sales growth, or $47,657 over a full year of operations. Our Personal Care segment experienced a decline in sales of 7.9 percent, or $39,459, which is a 6.8 percentage point reduction based on consolidated net sales.

•	From a geographic perspective, net sales in the United States grew 2.6 percent, or $12,408, Latin America grew 27.1 percent, or $6,767, Canada grew 7.8 percent, or $1,624, and European and other international operations (principally the United Kingdom) experienced an overall 20.8 percent decline in net sales, or $12,601.

•	Our net sales growth includes the benefit of a net positive foreign exchange impact of $1,204.

•	Consolidated operating income declined 30 percent or $30,646 under the prior year. The change was due to increased cost of goods sold and increased selling, general and administrative costs. Key elements of increased cost of goods sold were raw materials price increases and product mix changes. Key elements of increased selling, general and administrative costs were increased personnel costs partially offset by lower incentive compensation costs, higher depreciation and amortization, increased media advertising, higher warehousing costs, higher outbound freight costs, increased property rental expense, and non-recurring costs associated with the consolidation of inventories and their transition to our new 1,200,000 square foot distribution facility in Southaven, Mississippi.

•	Interest expense was $16,866 in fiscal 2006 compared to $9,870 in fiscal 2005. The increase was the result of recognizing a full year’s worth of interest cost associated with our OXO acquisition, higher variable interest rates, and $914 of IRS interest costs incurred due to the settlement of a tax audit.

•	Other income (expense), net was $1,290 in fiscal 2006 compared to ($2,575) in fiscal 2005. Significant items contributing to the fiscal 2006 amount were $463 of interest income on an income tax refund, $400 of income from a favorable litigation settlement, a gain on the sale of a distribution facility of $1,305 and a loss on a bankruptcy settlement of $1,550. Significant items in the fiscal 2005 amount included an unrealized loss on marketable securities of ($3,410), interest income of $359, and other miscellaneous income of $476.

•	Income tax expense was $6,492 in fiscal 2006, or 11.6 percent of earnings before income taxes, compared to $12,907 in fiscal 2005, or 14.4 percent of earnings before income taxes. The decrease in income tax was due to significantly lower earnings before income taxes, the trend of realizing more of our income in lower tax rate jurisdictions, and tax losses in certain higher tax rate jurisdictions. These impacts were offset by $2,792 of additional U.S. taxes arising from a repatriation of $48,554 in foreign earnings as allowed under The American Jobs Creation Act of 2004.

•	As a result of the items noted above, our net earnings decreased from $76,450 in fiscal 2005 to $49,310 in fiscal 2006 or, in percentage terms, by 35.5 percent below the prior year.

•	Our diluted earnings per share decreased from $2.35 in fiscal 2005 to $1.56 in fiscal 2006, or by 33.5 percent.
Personal Care Segment
•	Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for fiscal 2006 decreased 10.5 percent compared to fiscal 2005. The primary reason for the revenue decline was our response to competitive pricing pressures both domestically and abroad, a loss of product placement, weak market conditions in the United Kingdom where key retailers ended calendar 2005 with significant excess retail inventories, and high customer returns in the first quarter of fiscal 2006. Vidal Sassoon®, Revlon®, Hot Tools®, Dr. Scholl’s®, Sunbeam®, and Health o Meter® were key brands in this group.

•	Grooming, Skin Care, and Hair Products. Net sales for fiscal 2006 increased 6.3% over fiscal 2005. The gains were the result of the launch of new items and packaging in the U.S. and Latin America for our Brut® and Sea Breeze® brands to which we are giving focused advertising support. Latin American Brut® growth was exceptionally strong, with sales growth up 30.8 percent for the 2006 fiscal year when compared to 2005 fiscal results. Including the U.S. and Canada, Brut® sales grew 15.9 percent for fiscal 2006 overall when compared to fiscal 2005 results. Our grooming, skin care, and hair care portfolio includes the following brands: Brut®, Sea Breeze®, Skin Milk®, Vitalis®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, TimeBlock® and Epil-Stop®.

•	Brushes, Combs, and Accessories. Net sales for fiscal 2006 decreased 10.9 percent compared to fiscal 2005. The drop was primarily due to certain customers moving to other sourcing alternatives. We continue to aggressively market a new line of Revlon® accessories and other product initiatives to reverse the sales trend. We are emphasizing promotional placements across all channels of distribution with key branded products, which we believe is helping us to secure new business in selected accounts. Vidal Sassoon®, Revlon® and Karina® were key brands in this group.
Housewares Segment
•	The Housewares segment’s reported net sales were $127,800 and $80,143 for fiscal years 2006 and 2005, respectively. We acquired OXO on June 1, 2004. Therefore, our reported net sales for fiscal 2005 did not include the net sales of OXO for the three months ended May 31, 2004, which was $21,255. On a fully comparable period basis, our Housewares segment sales would be $127,800 for fiscal 2006 versus $101,398 for the comparable months in fiscal 2005, for a net sales increase of 26.0 percent. Growth was driven by continued extension of our business within existing key customers and the addition of a new line of hand tools featuring our highly desired non-slip Good Grips® comfort and ergonomic design, which had significant initial shipments in the second half of fiscal 2006. In addition to our new line of hand tools, we expanded our tea kettle line and introduced a line of unique silicone based textile kitchen mitts and trivets which have been well received. Good Grips®, OXO Steel™ and OXO SoftWorks® are our key brands in this group.

•	During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to our own internal management system. The transition was completed late in the fourth fiscal quarter of 2006 and included a conversion of the warehousing, order fulfillment and shipment processes for our OXO products to our new Global Enterprise Resource Planning system and the physical movement of inventory from a leased managed distribution facility in Illinois to the Company’s new distribution facility in Southaven, Mississippi. We continue to implement several significant functionality enhancements related to the Housewares segment’s systems and expect this process to continue during fiscal 2007.

During the initial months after the transition of our Housewares segment to the new systems and our distribution facility in Southaven, Mississippi, we experienced warehouse order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of our new distribution facility. In response to these issues, management dedicated additional personnel and sent a seasoned operations management team to Southaven, Mississippi to assist local management in resolving technical and operational issues. The delays did cause a backlog in orders and in some cases, order cancellations. We continue to work this backlog down. We believe that the impact was immaterial in the fourth quarter of fiscal 2006; however, we do expect some impact in the first fiscal quarter of 2007 due to lost revenue and costs associated with related concessions and accommodations to certain customers, and associated start up costs of the distribution center. The extent of the impact on the first fiscal quarter of 2007 is not yet determinable. We continue to work the backlog down, and expect operations to normalize in fiscal 2007. We have addressed these issues with the affected customers and believe that over the long-term, the strength of our customer relationships will not be affected by the shipment delays.

While we believe we have taken appropriate measures to mitigate the recent shipment disruptions arising from the transition of our Housewares segment, there can be no assurance that additional disruptions will not occur.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2006	2005	2004	2006	2005	2004	06/05	05/04
Net sales
Personal Care Segment	$461,947	$501,406	$474,868	78.3%	86.2%	100.0%	-7.9%	5.6%
Housewares Segment	127,800	80,143	—	21.7%	13.8%	0.0%	59.5%	*

Total net sales	589,747	581,549	474,868	100.0%	100.0%	100.0%	1.4%	22.5%

Cost of sales	323,189	307,045	257,651	54.8%	52.8%	54.3%	5.3%	19.2%

Gross profit	266,558	274,504	217,217	45.2%	47.2%	45.7%	-2.9%	26.4%
Selling, general, and administrative expense	195,180	172,480	131,443	33.1%	29.7%	27.7%	13.2%	31.2%

Operating income	71,378	102,024	85,774	12.1%	17.5%	18.1%	-30.0%	18.9%

Other income (expense):
Interest expense	(16,866)	(9,870)	(4,047)	-2.9%	-1.7%	-0.9%	70.9%	143.9%
Other income (expense), net	1,290	(2,575)	4,312	0.2%	-0.4%	0.9%	*	*

Total other income (expense)	(15,576)	(12,445)	265	-2.6%	-2.1%	0.1%	25.2%	*

Earnings before income taxes	55,802	89,579	86,039	9.5%	15.4%	18.1%	-37.7%	4.1%
Income tax expense	6,492	12,907	14,477	1.1%	2.2%	3.0%	-49.7%	-10.8%

Income from continuing operations	49,310	76,672	71,562	8.4%	13.2%	15.1%	-35.7%	7.1%

Income (loss) from discontinued segment’s operations and impairment of related assets in 2004, net of tax	—	(222)	(11,040)	0.0%	0.0%	-2.3%	*	*

Net earnings	$49,310	$76,450	$60,522	8.4%	13.1%	12.7%	-35.5%	26.3%

* Calculation is not meaningful
(1)	Net sales percentages by segment are computed as a percentage of the related segment’s net sales to total net sales. All other percentages shown are computed as a percentage of total net sales.

     The following table sets forth, for the periods indicated, the impact acquisitions had on our net sales.
IMPACT OF ACQUISITION ON NET SALES
(in thousands)

	Fiscal Years Ended
	2006	2005	2004
Prior year’s net sales	$581,549	$474,868	$379,751
Components of net sales change
Core business net sales change	(21,277)	3,075	54,043
Net sales from acquisitions (non-core business net sales)	29,475	103,606	41,074

Change in net sales	8,198	106,681	95,117

Net sales	$589,747	$581,549	$474,868

Total net sales growth	1.4%	22.5%	25.0%
Core business net sales change	-3.7%	0.7%	14.2%
Net sales change from acquisitions (non-core business net sales change)	5.1%	21.8%	10.8%
     In the table above, the percentages shown are the changes of each component as a percentage of the prior year’s total net sales. Core business net sales change represents the change in net sales for business that we operated over the same fiscal periods in the prior year. Net sales from acquisitions are net sales arising from business acquired with no comparable sales in the prior fiscal period. The net sales from acquisitions in fiscal 2006 are the sales from our new Housewares division in the first fiscal quarter of the 2006 and the Skin Milk® and TimeBlock® lines of skin care products through September 30, 2005. The Housewares segment was acquired on June 1, 2004, accordingly, net sales for fiscal 2005 does not include Housewares sales for the first fiscal quarter.
Net Sales:
     Consolidated net sales increased 1.4 percent or $8,198 in fiscal 2006 over fiscal 2005. New product acquisitions accounted for 5.1 percentage points, or $29,475 of the sales percentage growth over fiscal 2005. Net sales from new product acquisitions included net sales for the first fiscal quarter of 2006 for our Housewares segment (OXO) and the Skin Milk® and TimeBlock® lines of skin care products through September 30, 2005. Core business growth (growth without acquisitions) showed an overall decline in fiscal 2006 of $21,277 or 3.7 percent. We experienced core business growth in our grooming, skin care and hair care products business and our Housewares segment (net sales for the last 3 fiscal quarters of 2006), which combined to provide 4.0 percentage points of net sales growth. This growth was partially offset by a negative 7.7 percentage point impact on net sales volume from declines in our appliances and our brushes, combs and hair accessories business.
     Consolidated net sales increased 22.5 percent or $106,681 in fiscal 2005 over fiscal 2004. New product acquisitions accounted for 21.8 percentage points, or $103,606 of the sales growth over fiscal 2004. New product acquisitions included all Housewares segment products, acquired in June 2004; Skin Milk® and TimeBlock® lines of skin care products, acquired in September 2004; and seven months of sales of Brut® men’s grooming products through September of 2004. Brut® was acquired on September 29, 2003, accordingly the last five months of the 2005 fiscal year’s sales is treated as core sales because we have comparable sales for the prior year. Core business growth (growth without acquisitions) in fiscal 2005 was $3,075 or 0.7 percent. Core business growth came from our appliance businesses and grooming, skin care, and hair care products business, providing 1.7 percentage points of our overall net sales growth, partially offset by the negative 1.0 percentage point impact of net sales volume declines in our brushes, combs and hair accessories business.
Segment Net Sales:
     Net sales decreased 7.9 percent or $39,459 in our Personal Care segment in fiscal 2006 under fiscal 2005. On a percentage point basis (percent of total consolidated net sales), the net decline accounted for 6.8% of the change in overall consolidated net sales. The grooming, skin care and hair care products business provided 0.9 percentage points or $5,044 of our overall net sales growth. This was offset by declines of 7.0 percentage points, or $40,796 in our appliance business and 0.7 percentage points or $3,707 in our brushes, combs and hair accessories business. The primary reason for the revenue decline was our response to competitive pricing pressures both domestically and abroad, a loss of product placement, weak market conditions in the United Kingdom where key retailers exited calendar 2005 with significant excess retail inventories, and high customer returns in the first quarter of fiscal 2006. With the exception of the United Kingdom, we experienced net sales growth in every other European market we operate in. In fiscal 2006, appliances and brushes, combs and accessories accounted for 82 percent of the segment’s net sales while grooming, skin care and hair care products accounted for 18 percent of the Personal Care segment’s net sales.
     Net sales increased 5.6 percent or $26,538 in our Personal Care segment in fiscal 2005 over fiscal 2004.$23,463 or 4.9 percentage points of the fiscal 2005 incremental net sales growth, was due to the acquisitions of the Skin Milk® and TimeBlock® lines of skin care products in September 2004 and seven months of sales of Brut® men’s grooming products through September of 2004. Brut® was acquired on September 29, 2003. Accordingly, the last five months of fiscal 2005’s net sales was treated as core business sales because we had comparable net sales for fiscal 2004. As previously discussed, core business growth in this segment contributed $3,075 or 0.7 percentage points. Core business growth came from our appliance businesses and grooming, skin care and hair care products business, providing 1.7 percentage points of our overall sales growth, offset by the negative 1.0 percent impact of sales volume declines in our brushes, combs and hair accessories business. In fiscal 2004, we sold certain niche products through various channels of distribution that accounted for $14,300 in fiscal 2004 net sales. We evaluated the financial results and effort required for this business and decided not to continue marketing these products. We phased out of the business towards the end of fiscal 2004 and had insignificant sales activity in fiscal 2005. Additionally, fourth quarter sales for fiscal 2005 were negatively impacted by softer than expected holiday season sales across many categories of merchandise for certain retailers. This, in turn, resulted in lower sales to these retailers in late January and early February 2005 as the customers lowered their overall inventory levels. In fiscal 2005, appliances and brushes, combs and accessories accounted for 84 percent of the segment’s net sales while grooming, skin care and hair care products accounted for 16 percent of the segment’s net sales.
     The Housewares segment’s reported net sales were $127,800 and $80,143 for fiscal years 2006 and 2005, respectively. Reported net sales for fiscal 2005 excluded $21,255 of pro forma net sales for the three months ended May 31, 2004 since we did not acquire OXO until June 1, 2004. On a fully comparable period basis, our Housewares segment sales would be $127,800 for fiscal 2006 versus $101,398 for the full fiscal 2005 year, for a net sales increase of 26.0 percent.
     Growth has been driven by continued extension of our business within existing key customers, and the addition of a new line of hand tools featuring our highly desired non-slip Good Grips® comfort and ergonomic design, which had significant initial shipments in the second half of fiscal 2006. In addition to our new line of hand tools, we expanded our tea kettle line and introduced a line of unique silicone based textile kitchen mitts and trivets which have been well received. In fiscal 2006, food preparation products accounted for 76 percent of the segment’s net sales, household cleaning tools accounted for 11 percent of the segment’s net sales, and storage, organization, garden tools and all other categories accounted for 13 percent of the segment’s net sales.
     As previously mentioned, the Housewares segment was in operation for the last nine months of fiscal 2005. The Housewares segment’s net sales during fiscal 2005 were $80,143. In fiscal 2005, food preparation products accounted for 84 percent of the segment’s net sales, household cleaning tools accounted for 11 percent of the segment’s net sales, and storage, organization, garden tools and all other categories accounted for 5 percent of the segment’s net sales.
Geographic Net Sales:
     The following table sets forth, for the periods indicated, our net sales by geographic region, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2006	2005	2004	2006	2005	2004	06/05	05/04
Net sales by geographic region
United States	$487,620	$475,212	$397,856	82.7%	81.7%	83.8%	2.6%	19.4%
Canada	22,331	20,707	15,801	3.8%	3.6%	3.3%	7.8%	31.0%
Europe and other	48,070	60,671	50,154	8.2%	10.4%	10.6%	-20.8%	21.0%
Latin America	31,726	24,959	11,057	5.4%	4.3%	2.3%	27.1%	125.7%

Total net sales	$589,747	$581,549	$474,868	100.0%	100.0%	100.0%	1.4%	22.5%

(1)	Net sales percentages by geographic region are computed as a percentage of the geographic region’s net sales to total net sales.
     In fiscal 2006, the United States accounted for 2.1 percentage points (percent of total consolidated net sales), of our consolidated net sales growth, or $12,408, while international operations experienced an overall 0.7 percentage point decline, or $4,210 of our consolidated net sales growth. Latin American operations accounted for 1.1 percentage points of our consolidated net sales growth, or $6,767. Canadian operations accounted for 0.3 percentage points of our consolidated net sales growth, or $1,624. Europe and other country operations accounted for a 2.1 percentage point decline, or a $12,601 consolidated net sales decline. Net sales in the United Kingdom accounted for $16,209 of the European and other consolidated net sales decline due to weak retail market conditions in most of our Personal Care segment product categories exacerbated by key retailers ending calendar 2005 with significant excess retail inventories. With the exception of the United Kingdom, we saw net sales growth in remaining European and other foreign markets in which we operate. Our net sales growth included the benefit of a net positive foreign exchange impact of $1,204 in fiscal 2006. In fiscal 2006 Canada, Europe and other, and Latin American regions accounted for approximately 22, 47 and 31 percent of international net sales, respectively.
     In fiscal 2005, the United States accounted for 16.3 percent of our consolidated net sales growth, or $77,356 while international operations provided 6.2 percent or $29,325 of our consolidated net sales growth. Our net sales growth includes the benefit of a net positive foreign exchange impact of $4,260 in fiscal 2005. Canada, Europe and other, and Latin American regions accounted for approximately 20, 57 and 23 percent of international net sales, respectively.

Gross Profit Margins:
     Gross profit, as a percentage of net sales, decreased to 45.2 percent in fiscal 2006 from 47.2 percent in fiscal 2005. The 2.0 percent decrease in gross profit was due to:
•	a combination of the higher costs of customer promotion programs which reduced net sales;

•	a reduction in sales prices on certain key items in order to maintain our competitive position; and

•	price increases on raw materials used in our grooming, skin care, and hair products.
     Overall, margins benefited from favorable currency exchange rates; however, exchange rates were not as favorable in 2006 as they were in 2005. The Canadian Dollar, Brazil Real and Mexican Peso were all a source of exchange rate gains. These gains where somewhat offset by unfavorable exchange rates for the British Pound and Euro in the second half of fiscal 2006. In fiscal 2006, almost all of our products were purchased in U.S. dollars.
     Gross profit, as a percentage of net sales, increased to 47.2 percent in fiscal 2005 from 45.7 percent in fiscal 2004. The increase was primarily due to:
•	a combination of sales mix changes to higher margin items resulting from the acquisition of six liquid and powder hair and skin care brands from The Procter & Gamble Company in October 2002, the Brut® acquisition in September 2003 and the OXO acquisition in June 2004;

•	selected product cost decreases; and

•	new item introductions at higher margins, all of which were partially offset by selling price decreases on selected items.
     Favorable currency exchange rates for the British Pound and Euro also helped improve margins in fiscal 2005 and fiscal 2004. During fiscal 2005, 41.3 percent of International sales were in British Pounds or Euros. In fiscal 2005, almost all of our products were purchased in U.S. dollars.
Selling, general, and administrative expense (“SG&A”):
     SG&A increased to 33.1 percent of net sales in fiscal 2006 from 29.7 percent in fiscal 2005. The 3.4 percent increase in SG&A between fiscal 2006 and fiscal 2005 was principally due to:
•	increased personnel expenses partially offset by lower incentive compensation costs;

•	higher depreciation associated with our new information system;

•	increased advertising;

•	higher warehouse costs due to the use of outside third party warehouses to manage and distribute certain inventories which were consolidated into our new 1,200,000 square foot distribution facility in Mississippi (as more fully discussed in Note 2 to our consolidated financial statements);

•	non-recurring moving and start-up costs incurred in fourth fiscal quarter 2006 in connection with the physical transition to the new distribution facility;

•	higher outbound freight costs (primarily from a sharp rise in fuel surcharges);

•	higher royalty costs due to the growth in the Housewares segment; and

•	increased operating rent expense and property taxes.
     SG&A increased to 29.7 percent of net sales in fiscal 2005 from 27.7 percent in fiscal 2004. The 2.0 percent increase in SG&A between fiscal 2005 and fiscal 2004 was principally due to:
•	increased personnel expenses and incentive compensation costs;

•	increased consulting fees and depreciation associated with our new information system, which was placed into service early in our third fiscal quarter of fiscal 2005;

•	increased consulting fees resulting from our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	an exchange rate loss of $1,142 in fiscal 2005 versus an exchange rate gain of $1,216 in fiscal 2004.
Operating Income by Segment:
     Operating income by operating segment for fiscal 2006, 2005 and 2004 was as follows:

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2006	2005	2004	2006	2005	2004	06/05	05/04
Operating income by segment
Personal Care	$37,260	$76,993	$85,774	8.1%	15.4%	18.1%	-51.6%	-10.2%
Housewares	34,118	25,031	—	26.7%	31.2%	0.0%	36.3%	*

Total operating income	$71,378	$102,024	$85,774	12.1%	17.5%	18.1%	-30.0%	18.9%

* Calculation is not meaningful
(1)	Operating income percentages by segment shown are computed as a percentage of the segments’ net sales.
     Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. In connection with the acquisition of OXO, we agreed that World Kitchen, Inc. would perform certain corporate functions for OXO for a transitional period of time. The costs of these functions are reflected in SG&A for the Housewares segment’s operating income. These costs were incurred through the end of fiscal 2006. During this transitional period, we did not make an allocation of our corporate overhead to OXO. We expect to begin making allocations of our corporate overhead to OXO during the first fiscal quarter of 2007 since the transition services provided by World Kitchen, Inc. have terminated and will be assumed by Helen of Troy internally going forward. As a result of these allocations, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.
     The Personal Care segment’s operating income decreased $39,733 or 51.6 percent for fiscal 2006 compared to fiscal 2005 and decreased $8,781, or 10.2 percent for fiscal 2005 compared to fiscal 2004. The Personal Care segment’s operating income as a percentage of the segment’s net sales was 8.1, 15.4, and 18.1 percent for fiscal 2006, 2005 and 2004, respectively. Sales declines, increased cost of sales and increases in

SG&A as previously discussed, accounted for the decrease in operating income in fiscal 2006 from fiscal 2005. In fiscal 2005, increases in SG&A, as previously discussed, accounted for most of the decline from fiscal 2004.
     The Housewares segment’s operating income increased $9,087 or 36.3 percent for fiscal 2006 compared to fiscal 2005. $7,388 of the increase was due to the inclusion of the first fiscal quarter’s operations in fiscal 2006, while fiscal 2005 did not include first quarter operations since we did not acquire OXO until June 1, 2004. Gross profit declined due to product mix as OXO expanded its food preparation business, adding a number of items which have lower margins, but carry higher price points. In 2005, OXO incurred price increases from certain suppliers due to increases in resin and stainless steel materials prices. The Housewares segment’s operating income as a percentage of the segment’s net sales was 26.7 and 31.2 percent for fiscal 2006 and 2005, respectively.
     The Houseware segment’s decline in operating income as a percentage of the segment’s net sales was 4.5 percent in fiscal 2006 over fiscal 2005. This was principally due to higher warehouse costs due to the use of outside third party warehouses to manage and distribute certain inventories which were consolidated into our new 1,200,000 square foot distribution facility (as more fully discussed in Note 17 to our consolidated financial statements), and one-time moving and start-up costs incurred in the fourth fiscal quarter in connection with the physical transition to the new distribution facility.
Interest expense and Other income (expense):
     Interest expense increased to $16,866 in fiscal 2006 compared to $9,870 in fiscal 2005. The overall increase in interest expense is the result of the inclusion of a full year’s interest expense from the use of both short-term and long-term debt to fund the fiscal 2005 acquisitions, $914 of interest incurred on IRS tax payments made to settle tax disputes related to prior years (see Note (8) to our consolidated financial statements), and an increase in interest rates on our variable rate debt.
     Interest expense increased to $9,870 in fiscal 2005 compared to $4,047 in fiscal 2004. The overall increase in interest expense is the result of the use of both short-term and long-term debt to fund the acquisition of OXO business and TimeBlock® and Skin Milk® brands (see Notes (2), (4), (5), (7) and (17) to our consolidated financial statements for related discussions of new debt financings and the OXO business, and brand acquisitions).
     Other income (expense) was $1,290, ($2,575) and $4,312 in fiscal 2006, 2005 and 2004, respectively. The following schedule shows key components of other income (expense):

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2006	2005	2004	2006	2005	2004	06/05	05/04
Other income (expense):
Interest income	$889	$359	$438	0.2%	0.1%	0.1%	147.6%	-18.0%
Realized and unrealized gain (losses) on securities	(135)	(3,410)	311	0.0%	-0.6%	0.1%	-96.0%	*
Litigation settlement gain, net	400	—	2,600	0.1%	0.0%	0.5%	*	*
Miscellaneous other income	136	476	963	0.0%	0.1%	0.2%	-71.4%	-50.6%

Total other income (expense)	$1,290	$(2,575)	$4,312	0.2%	-0.4%	0.9%	-150.1%	-159.7%

* Calculation is not meaningful
(1)	Sales percentages shown are computed as a percentage of total net sales.

     Fiscal year 2006 interest income was higher than the previous year primarily due to the receipt of $463 of interest on an income tax refund. Interest income continued to trend lower in fiscal 2005 and 2004 due to lower levels of temporarily invested cash being held each year.
     Realized and unrealized losses on securities for fiscal 2006 included a $30 loss on marketable securities acquired in connection with the sale of Tactica (see Note 16 to our consolidated financial statements), and $95 of unrealized losses on other securities. The principal items comprising miscellaneous other income for fiscal 2006 includes a gain on the sale of a distribution facility of $1,304 (see Note (2) to our consolidated financial statements) offset by a loss on a bankruptcy settlement of $1,550 (see Note (16) to our consolidated financial statements).
     Realized and unrealized losses on securities for fiscal 2005 included a $2,910 loss on marketable securities acquired in connection with the sale of Tactica (see Note (16) to our consolidated financial statements). These marketable securities carried a restriction that prevented us from disposing of the stock prior to July 31, 2005, and were accordingly classified as stock available for sale. At acquisition, the securities had a market value of $3,030. At February 28, 2005, the market value of these securities was $120. Management determined the decline in market value to be other than temporary and accordingly recorded the $2,910 loss.
     We recorded other income of $400 and $2,600 in fiscal 2006 and 2004, respectively, for favorable litigation settlements. We pursued these cases in order to protect certain trademark and other intangible property rights we own.
Income tax expense:
     Our fiscal 2006 income tax expense was 11.6 percent of net income before taxes, continuing a trend towards lower rates over the past years. The current year’s rate is substantially lower than the 14.4 percent and 16.8 percent rates that we experienced in fiscal 2005 and 2004, respectively. The decline was due to the continuing trend of more of our income in fiscal 2006 and 2005 being taxed in lower tax rate jurisdictions as non-U.S. operations continue to become a larger portion of our business. The Company established a Macao offshore company (“MOC”) and began operating from Macao in the third quarter of fiscal 2005. As a MOC we have been granted an indefinite tax holiday and currently pay no taxes. In addition, in fiscal 2006 we incurred tax losses in certain higher rate jurisdictions, this impact was offset somewhat by $2,792 of additional U.S. tax arising from our fourth quarter repatriation of $48,554 in foreign earnings as allowed under The American Jobs Creation Act of 2004 (see Note (8) to our consolidated financial statements).
     In fiscal 2005 we decreased our tax accruals by $2,046 due to the settlement reached with the United States Internal Revenue Service for fiscal years 2000 through 2002. Had these accruals not been adjusted, our income tax expense for fiscal 2005 would have been 16.7 percent of net income before taxes.
DISCONTINUED OPERATIONS
     As more fully described in Note (16) to our consolidated financial statements, on April 29, 2004 we completed the sale of our 55 percent interest in Tactica back to certain shareholder-operating managers. In exchange for our 55 percent share of Tactica and the release of $16,396 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties, and the right to certain tax refunds.
     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting for segments to be disposed by sale and, in our circumstances, requires us to report Tactica as a discontinued operation. SFAS 144 requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after net income from continuing operations for each year presented. In fiscal 2005 we recorded a loss of $222 net of taxes in connection with the discontinued operations of Tactica. For fiscal 2004, in connection with the discontinued operations of Tactica and the impairment of its goodwill, we recorded a total loss of $11,040 net of taxes. The accompanying consolidated statements of income and consolidated statements of cash flows contain all appropriate reclassifications for each year presented.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
     Selected measures of our liquidity and capital resources as of fiscal year end 2006 and 2005 are shown below:

	2006	2005
Accounts Receivable Turnover (Days) (1)	75.2	70.0
Inventory Turnover (Times) (1)	1.9	2.4
Working Capital	$185,568	$155,738
Current Ratio	2.5 : 1	2.2 : 1
Ending Debt to Equity Ratio (2)	55.7%	64.2%
Return on Average Equity (1)	11.0%	19.9%
(1)	Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Current portion of long-term debt” and “Long-term debt, less current portion.” For further information regarding this financing, see Notes (2), (4), (5), (7) and (17) to our consolidated financial statements and our discussion below under “Financing Activities.”
Operating Activities:
     Our cash balance was $18,320 at the end of fiscal 2006 compared to $21,752 at the end of fiscal 2005. Operating activities provided $34,755 of cash during fiscal 2006, compared to $45,370 during fiscal 2005.
     In fiscal 2006, our accounts receivable decreased $4,450 to $107,289 while our accounts receivable turnover increased to 75.2 days from 70.0 days in fiscal 2005. This calculation is based on a rolling five quarter accounts receivable balance. We have experienced a trend towards increase in domestic and international receivable turnover days due to retail shipping requirements and marketing, promotional, and incentive programs we offer to remain competitive. This has required more follow-through and collections management on each account in order to help our customers resolve billing issues and properly issue and apply any credits due customers. We also experienced collection delays in the third and fourth quarters of fiscal 2005 associated with the conversion to new information systems. We believe these issues were resolved as we gained operating experience with the new systems. These processes have extended our collection cycle, but have not had a negative impact on our overall credit quality or ultimate collection rates. Our international business (primarily from European and Latin American countries) has longer credit terms than our domestic business.
     In fiscal 2006, net income provided sufficient operating capital to fund $30,926 of inventory growth. Over the fiscal year, inventory turnover decreased to 1.9 from 2.4 in fiscal 2005. The decreased turns were caused by inventory increases incurred to build up certain inventories due to new product introductions and to buffer against any disruptions in late fiscal 2006 and early fiscal 2007 from our relocation of certain inventories as we consolidated our warehouse operations into our new Southaven, Mississippi distribution facility. In addition, in some product categories, we increased our purchases to take advantage of favorable current prices, which we expect may increase as a result of recent increases in petroleum prices and the prices of raw materials such as copper, steel and plastics.
     Working capital increased to $185,568 at the end of fiscal 2006 compared to $155,738 at the end of fiscal 2005. Our current ratio increased to 2.5:1 in fiscal 2006 from 2.2:1 in fiscal 2005. Our current ratio increased because our current assets grew in percentage terms faster than our current liabilities and long term debt.
Investing Activities:
     In fiscal 2006, investing activities used $35,264 of cash compared with $279,116 used in fiscal 2005. Listed below are some significant highlights of our 2006 investing activities:
•	During the second fiscal quarter of 2006, we commenced construction of a 1,200,000 square foot distribution facility in Southaven, Mississippi. On November 22, 2005 we took possession of the completed facility paying a final purchase price of $33,744. Total costs of the project, including warehouse equipment and fixtures was $45,862. The project was funded out of a combination of cash from operations, our existing revolving line of credit and draws against $15,000 of Industrial Revenue Bonds, as further discussed under Note (7) to our consolidated financial statements and the proceeds from the sale of our existing facility in Southaven, Mississippi, as discussed below.

•	On February 2, 2006, we sold a 619,000 square foot distribution facility in Southaven, Mississippi for $16,850 recording a gain on the sale of $1,304. We are currently in the process of transitioning the operations in this facility to the new distribution facility discussed above. We entered into a temporary lease agreement with the new owners through April 2006 calling for monthly rentals of $141 per month including insurance and property tax payments. After April 2006, we will pay rent for this facility on a month to month basis, as required in order for us to complete our transition of operations to our new facility.

•	For the 2006 fiscal year, we incurred capital expenditures of $267 on our Global Enterprise Resource Planning System. Capital expenditures on this system have moderated over levels of spending in the past two years. We expect to continue to invest in functionality enhancements to the new system in the quarters to follow. Also during the latest fiscal year, we spent $842 converting OXO to the new system. We currently estimate the balance of costs yet to be incurred on enhancements and the OXO conversion to be $507.

•	In fiscal 2006, we also invested $1,497 in new molds and tooling, $689 on distribution equipment and material handling systems at our existing operational facilities, $1,183 on general computer software and hardware and $1,589 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We continue to invest in new patents. During the first three quarters of fiscal 2006 we spent $438 on new patent costs and registrations.

Listed below are some significant highlights of our 2005 and 2004 investing activities:

•	On June 1, 2004 we spent $273,173 to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. OXO serves as the underlying business platform for our new Housewares segment, offering home product tools in several categories including kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization. During fiscal 2005, $262,228 of the purchase price and subsequent purchase price adjustments were recorded under the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•	On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights and customer lists. The Company paid the purchase price of $12,001 in cash funded out of the Company’s revolving line of credit. The purchase price was allocated $11,906 to trademarks and $95 to property and equipment. The entire purchase price was recorded in the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•	On December 15, 2004, we sold a 12,000 square foot office facility in Hong Kong for $6,726 resulting in a $22 loss. The facility was previously used as a procurement office, procurement showroom and staff training site. These functions were moved to other facilities we maintain in Macao and China. The proceeds from the sale of this facility are recorded under the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•	During fiscal 2005, we incurred capital expenditures of $5,760 on our Global Enterprise Resource Planning System. On September 7, 2004, we went live on the new system. Capital spending on the initial implementation was substantially complete. In fiscal 2005, we spent $198 to begin the process of converting OXO to the new system.

•	During fiscal 2005, we also invested $991 in new molds and tooling, $1,734 on land to be used for future expansion, $876 on additional computer software and hardware and $2,101 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	During fiscal 2005, we also invested an additional $374 in patent development costs primarily on behalf of our Housewares segment.

•	In fiscal 2004, we spent $55,255 to acquire from Unilever NV all marketing rights, formulas, fixed assets and production process know-how to distribute the Brut® brands in North America, Latin America and the Caribbean. This transaction is more fully described in Note (4) to the consolidated financial statements.

•	We spent $947 in fiscal 2004 completing the outfitting and startup of our former Mississippi distribution facility, $2,142 on our new office facility in the UK, $5,523 on our global information system, and $444 for normal and recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

Financing Activities:
During fiscal 2006, financing activities used $2,923 of cash. Highlights of those activities follow.

•	During fiscal 2006, 161,675 share option grants were exercised for common shares providing $1,798 of cash and $402 of tax benefits. Purchases through our employee stock purchase plan of 22,171 shares provided an additional $396 of cash. No common shares were repurchased during the fiscal year.

•	In August, 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds are to be used for the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility then under construction. Interim draws, accumulating up to the $15,000 limit can be made through May 31, 2006, with interest paid quarterly. When all draws are completed, the outstanding principal will convert to five-year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. The Bonds can be prepaid without penalty any time after August 11, 2006.

The Bonds will bear interest at a variable rate as elected by the Company: based on either Bank of America’s prime rate, or the respective 1, 2, 3, 6, or 12-month LIBOR rate plus a margin of 0.75% to 1.25% based upon the “Leverage Ratio” at the time. The “Leverage Ratio” is defined by the Loan Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the period of the four consecutive fiscal quarters most recently ended.

In September 2005 we made an initial draw of $4,974 under the Bonds. At that time, pursuant to the loan agreement, we elected a 12-month LIBOR rate plus a margin of 1.125 percent. As of February 28, 2006, we had principal outstanding of $4,974 under this agreement with interest payable at 5.42 percent. In connection with the new Loan Agreement, we incurred $91 of financing costs, which will be amortized over the life of the new agreement.

As of February 28, 2006, we were in compliance with all covenants under all of our outstanding financing agreements.

During fiscal 2005, financing activities provided $202,451 of cash. Highlights of those activities follow.

•	During fiscal 2005, we entered into a series of financing transactions that established a new five-year, $75,000 revolving credit facility, cancelled an existing $50,000 revolving credit facility, borrowed and subsequently repaid $200,000 under a Term Loan Credit Agreement, and issued $225,000 of floating rate senior debt with five, seven and ten year maturities.

On June 1, 2004, we acquired certain assets and liabilities of OXO International for a net cash purchase price of $273,173, including the assumption of $4,040 of certain liabilities. To fund the acquisition, we entered into a five-year $75,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The purchase price of the OXO International acquisition was funded by borrowings of $73,173 under the Revolving Line of Credit Agreement and $200,000 under the Term Loan Credit Agreement.

Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. The rates paid on various draws during the period from June 1, 2004 through February 28, 2005 ranged from 2.195 percent to 5.500 percent. The new credit line allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. Upon the execution of this credit facility, our previous $50,000 unsecured revolving credit facility with Bank of America was cancelled. As of February 28, 2006, no borrowings or letters of credit were outstanding under the Revolving Line of Credit. All amounts are due and the facility terminates on June 1, 2009. The five, seven and ten year notes mature on June 29, 2009, 2011 and 2014, respectively. The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The obligations under the agreement are unsecured. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

Borrowings under the $200,000 Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000 Floating Rate Senior Notes on June 29, 2004, as discussed in Notes (5) and (7) to the consolidated financial statements. For the period, outstanding borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125 percent.

On June 29, 2004, we closed on a $225,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000 of five year notes, $50,000 of seven year notes, and $75,000 of ten year notes. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the three-month LIBOR rate plus 85 basis points for the five and seven year notes, and the three-month LIBOR rate plus 90 basis points for the ten year notes. Interest rates during the latest fiscal year on these notes ranged from 2.436 to 3.410 percent for the five and seven year notes, and 2.486 to 3.460 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes could be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes could be prepaid after one year with a 1 percent penalty, and after two years with no penalty. The proceeds of the Senior Notes financing were used to repay the $200,000 borrowings under the Term Loan Credit Agreement, and $25,000 of the outstanding borrowings on our $75,000 Revolving Line of Credit Agreement. The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

In connection our fiscal 2005 financing transactions, we incurred $4,429 of financing costs. These costs are being amortized over the related lives of the various notes financed, ranging from 5 to 10 years.

•	During fiscal 2005, we purchased and retired a total of 376,060 common shares on the open market at a total purchase price of $11,242. An additional 381,650 common shares were tendered by a key shareholder and retired as payment and satisfaction of $13,797 on share purchase price and federal income tax obligations arising from the exercise of 1,000,000 options by a key employee-shareholder. This transaction was valued at an average share price of $36.15 using the average of the high bid and low bid prices for Helen of Troy shares as reported on the NASDAQ National Market System on the day the shares were tendered.

•	Proceeds from employee option exercises and purchases through our employee stock purchase plan combined to provide $3,122 of cash and $8,320 in tax benefits in fiscal 2005.
     During fiscal 2004, we funded our activities with internally generated cash flow. While we borrowed from time to time against certain revolving credit facilities, all borrowings were short-term and were repaid within months of the initial advances. Highlights of our 2004 financing activities follow.
•	On September 22, 2003, certain of our subsidiaries entered into a $50,000 unsecured revolving credit facility with Bank of America to facilitate short-term borrowings and the issuance of letters of credit. All borrowings accrued interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon our timely election, borrowings accrued interest based on the respective 1, 2, 3, or 6 month LIBOR rate plus 0.75 percent (based upon the term of the borrowing). The credit facility was cancelled on June 1, 2004.

•	During the second fiscal quarter of fiscal 2004, our Board of Directors approved a resolution to purchase, in open market or through private transactions, up to 3,000,000 of our common shares. During fiscal 2004, we purchased and retired a total of 344,000 common shares on the open market at a total purchase price of $7,877. An additional 462,126 common shares were tendered by a key shareholder and retired as payment and satisfaction of $12,695 of share purchase price and federal income tax obligations arising from the exercise of 1,200,000 options by a key employee-shareholder. This transaction was valued at an average share price of $27.47 using the average of the high bid and low bid prices for Helen of Troy shares as reported on the NASDAQ National Market System on the day the shares were tendered.

•	Proceeds from employee option exercises and purchases through our employee stock purchase plan combined to provide $8,026 of cash and $8,044 in tax benefits in fiscal 2004.

Contractual Obligations:
     Our contractual obligations and commercial commitments, as of the end of fiscal 2006 were:
PAYMENTS DUE BY PERIOD ENDED THE LAST DAY OF FEBRUARY
(in thousands)

		2007	2008	2009	2010	2011	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years

Long-term debt - floating rate	$229,974	$—	$995	$995	$100,995	$995	$125,994
Long-term debt - fixed rate	35,000	10,000	10,000	3,000	3,000	3,000	6,000
Interest on floating rate debt *	72,424	13,399	13,356	13,298	9,367	7,372	15,632
Interest on fixed rate debt	6,621	2,371	1,670	951	733	516	380
Open purchase orders	61,838	61,838	—	—	—	—	—
Minimum royalty payments	11,989	3,292	2,524	2,712	1,144	1,279	1,038
Advertising and promotional	26,771	12,066	9,836	1,802	800	800	1,467
Operating leases	3,862	2,039	1,109	394	285	35	—
Long-term incentive plan payouts	1,706	—	1,498	208	—	—	—
Implementation of enterprise resource planning system	507	507	—	—	—	—	—
Other	762	401	361	—	—	—	—

Total contractual obligations	$451,454	$105,913	$41,349	$23,360	$116,324	$13,997	$150,511

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of February 28, 2006. This is only an estimate as actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,300 per year to floating rate interest expense over the next year.
Off-Balance Sheet Arrangements:
     We have no existing activities involving special purpose entities or off-balance sheet financing.
Current and Future Capital Needs:
     Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company’s foreseeable short and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common shares, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.
Non-monetary Transactions:
     We occasionally enter into barter transactions in which we exchange inventory for various services, usually advertising. During fiscal 2005, we entered into two such transactions in which we exchanged inventory with a book value of $1,011 for certain advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value, which approximated their fair value. At the end of 2005, the remaining credits were valued at $915 on our consolidated balance sheets, and were included in the line item entitled “Prepaid Assets.” As of February 28,

2006 all credits from the non-monetary transactions had been utilized. We have used $915, $1,196 and $1,400 of barter related advertising credits during fiscal 2006, 2005 and 2004, respectively.
CRITICAL ACCOUNTING POLICIES
     The SEC defines critical accounting policies as “those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” We consider the following policies to meet this definition.
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
     Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist which suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of fiscal 2006, and accordingly, recorded no impairment.
     Economic useful life of intangible assets - We apply Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that we amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We have completed our analysis of the remaining useful economic lives of our intangible assets during the first quarter of fiscal 2007 and determined that the useful lives currently being used to determine amortization of each asset are appropriate.
     For a more comprehensive list of our accounting policies, we encourage you to read Note (1) included in the accompanying consolidated financial statements. Note (1) contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.
NEW ACCOUNTING GUIDANCE
     Refer to Note (1) of the notes to the consolidated financial statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of February 28, 2006 is both floating and fixed. Fixed rates are in place on $35,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $229,974 of senior notes. Interest rates on these notes are reset quarterly based on the three-month LIBOR rate plus 85 basis points for the five and seven year notes, and the three-month LIBOR rate plus 90 basis points for the ten year notes. Interest rates during the latest fiscal year on these notes ranged from 3.41 to 5.371 percent for the five and seven year notes, and 3.46 to 5.421 percent for the ten year notes. On March 29, 2006, the interest rates on these notes were reset for the next three months at 5.81 percent for the five and seven year notes and 5.86 percent for the ten year notes. Increases in interest rates expose us to risk on this debt. Also, with respect to $35,000 of fixed rate senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest.
     As mentioned under Note (7) to our consolidated financial statements, we have a five year, $75,000 revolving credit facility; $225,000 of floating rate senior debt with five, seven, and ten year maturities; and, have recently secured an additional equipment credit facility that will allow us to draw up to $15,000 (which will later convert to five-year Bonds when fully drawn). The credit facilities, senior debt, and Bonds bear floating rates of interest. A 1 percent increase in our base interest rates could impact us by adding up to $3,150 of additional interest cost annually (assuming we fully draw on our $15,000 equipment financing). The addition of these levels of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.
     Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However, long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany are transacted in Euros, in Mexico are transacted in Pesos, in Brazil are transacted in Reals, and in Canada are transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we could realize foreign currency gains.
     Our net sales denominated originally in currencies other than the U.S. Dollar totaled $85,692, $87,880 and $73,259 during the fiscal years ended 2006, 2005 and 2004, respectively. We incurred a foreign currency exchange gains (losses) of $105, ($1,142) and $1,216 during the fiscal years ended 2006, 2005 and 2004, respectively.
     We hedge against foreign currency exchange rate risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.
     The following table summarizes the various forward contracts we designated as cash flow hedges that were open at the end of fiscal 2006 and 2005:

February 28, 2006
								Weighted	Weighted Average	Market Value of the
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Average Forward Rate	Forward Rate at Feb.	Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2006	at Inception	28, 2006	(Thousands)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

February 28, 2005
								Weighted	Weighted Average	Market Value of the
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Average Forward Rate	Forward Rate at Feb.	Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2006	at Inception	28, 2006	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

										($2,389)

     Our cash flow hedges, while executed in order to minimize our foreign currency exchange rate risk, do subject us to fair value fluctuations on the underlying contracts. The following table shows the potential fair value gain or loss in U.S. Dollars that would arise from a hypothetical 10 percent change as of February 28, 2006 in each hedged currency’s forward rate.

	Change in Fair Value Due To
	a 10% Movement in Forward Rates
	(in thousands)
	Favorable	Unfavorable
British Pound Hedges	$1,764	($1,764)
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on its assessment, management believes that, as of February 28, 2006, the Company’s internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Helen of Troy Limited:
     We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the Company) as of February 28, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule titled “Schedule II - Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
El Paso, Texas
May 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Helen of Troy Limited:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Helen of Troy Limited and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helen of Troy Limited and subsidiaries as of

February 28, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2006, and our report dated May 12, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
El Paso, Texas
May 12, 2006

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
February 28, 2006 and 2005
(in thousands, except shares and par value)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$18,320	$21,752
Trading securities, at market value	97	192
Foreign currency forward contracts	584	—
Receivables - principally trade, less allowance of $850 and $2,167	107,289	111,739
Inventories	168,401	137,475
Prepaid expenses	5,793	8,421
Deferred income tax benefits	10,690	6,582

Total current assets	311,174	286,161

Property and equipment, at cost less accumulated depreciation of $27,039 and $31,424	100,703	71,551
Goodwill	201,003	201,200
Trademarks, net of accumulated amortization of $225 and $220	157,711	157,716
License agreements, net of accumulated amortization of $14,514 and $13,074	27,801	29,241
Other intangible assets, net of accumulated amortization of $3,044 and $1,287	15,757	17,077
Tax certificates	28,425	28,425
Deferred income tax benefits	—	1,073
Other assets	15,170	19,005

	$857,744	$811,449

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable, principally trade	30,175	34,192
Accrued expenses	54,145	59,820
Income taxes payable	31,286	26,411

Total current liabilities	125,606	130,423

Long-term compensation liability	1,706	499
Deferred income tax liability	81	—
Long-term debt, less current portion	254,974	260,000

Total liabilities	382,367	390,922

Commitments and contingencies (See Note 10)
Stockholders’ equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common shares, $.10 par. Authorized 50,000,000 shares; 30,013,172 and 29,830,526 shares issued and outstanding	3,001	2,983
Additional paid-in-capital	90,300	87,723
Retained earnings	380,916	331,606
Accumulated other comprehensive income (loss)	1,160	(1,784)

Total stockholders’ equity	475,377	420,527

	$857,744	$811,449

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended The Last Day of February,
	2006	2005	2004
Net sales	$589,747	$581,549	$474,868
Cost of sales	323,189	307,045	257,651

Gross profit	266,558	274,504	217,217

Selling, general, and administrative expense	195,180	172,480	131,443

Operating income	71,378	102,024	85,774

Other income (expense):
Interest expense	(16,866)	(9,870)	(4,047)
Other income, net	1,290	(2,575)	4,312

Total other income (expense)	(15,576)	(12,445)	265

Earnings before income taxes	55,802	89,579	86,039
Income tax expense	6,492	12,907	14,477

Income from continuing operations	49,310	76,672	71,562
Loss from discontinued segment’s operations and impairment of related assets, net of tax benefits of $-0-, $442 and $8,394	—	(222)	(11,040)

Net earnings	$49,310	$76,450	$60,522

Earnings per share:
Basic
Continuing operations	$1.65	$2.58	$2.52
Discontinued operations	$—	$(0.01)	$(0.39)
Total basic earnings per share	$1.65	$2.57	$2.13

Diluted
Continuing operations	$1.56	$2.36	$2.29
Discontinued operations	$—	$(0.01)	$(0.35)
Total diluted earnings per share	$1.56	$2.35	$1.94
Weighted average common shares used in computing net earnings per share
Basic	29,919	29,710	28,356
Diluted	31,605	32,589	31,261
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended The Last Day of February, 2006, 2005, and 2004
(in thousands)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balances February 28, 2003	$2,820	$53,984	$—	$232,798	$289,602
Components of comprehensive income:
Net earnings	—	—	—	60,522	60,522
Unrealized loss on cash flow hedging derivatives	—	—	(918)	—	(918)

Total comprehensive income					59,604

Exercise of stock options, including tax benefits of $8,045	187	21,036	—	—	21,224
Issuance of common shares in connection with employee stock purchase plan	2	245	—	—	246
Acquisition and retirement of common shares	(81)	(1,586)	—	(18,906)	(20,572)

Balances February 29, 2004	2,929	73,679	(918)	274,413	350,103
Components of comprehensive income:
Net earnings	—	—	—	76,450	76,450
Change in value of stock available for sale	—	—	2,610	—	2,610
Reclassification of losses to income	—	—	(2,610)	—	(2,610)
Unrealized loss on cash flow hedging derivatives	—	—	(866)	—	(866)

Total comprehensive income					75,584

Elimination of minority interest upon sale of Tactica	—	—	—	2,679	2,679
Exercise of stock options, including tax benefits of $8,301	129	16,747	—	—	16,876
Issuance of common shares in connection with employee stock purchase plan	2	322	—	—	324
Acquisition and retirement of common shares	(77)	(3,025)	—	(21,937)	(25,039)

Balances February 28, 2005	2,983	87,723	(1,784)	331,606	420,527

Components of comprehensive income:
Net earnings	—	—	—	49,310	49,310
Unrealized gain on cash flow hedging derivatives	—	—	2,944	—	2,944

Total comprehensive income					52,254

Exercise of stock options, including tax benefits of $402	16	2,184	—	—	2,200
Issuance of common shares in connection with employee stock purchase plan	2	394	—	—	396

Balances February 28, 2006	$3,001	$90,300	$1,160	$380,916	$475,377

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended The Last Day of February,
		As Restated - See Note (1)(a)
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$49,310	$76,450	$60,522
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	12,427	9,708	6,128
Provision for doubtful receivables	(1,317)	1,067	38
Purchases of trading securities	—	—	(197)
Proceeds from sales of trading securities	—	—	1,252
Realized gain - trading securities	—	—	(223)
Unrealized (gain) loss - trading securities and securities held for sale	95	3,410	(82)
Deferred taxes, net	(2,954)	(1,725)	(1,791)
Gain on disposal of property, plant, and equipment	(1,304)	(180)	—
Loss from operations of discontinued segment	—	222	7,279
Loss from impairment of goodwill of discontinued segment	—	—	3,761
Changes in operating assets and liabilities:
Foreign currency forward contracts	(2,973)	1,406	949
Accounts receivable	5,767	(37,473)	(15,674)
Inventories	(30,926)	(33,418)	(3,279)
Prepaid expenses	2,628	(1,209)	253
Prepayment of royalties	—	(1,689)	(5,251)
Purchase of Tax Certificates	—	(25,144)	(3,282)
Other assets	1,819	2,798	6,606
Accounts payable	(4,017)	18,550	(721)
Accrued expenses	866	21,476	9,305
Income taxes payable	5,334	11,554	3,534
Cash flows of discontinued operations	—	(433)	(5,132)

Net cash provided by operating activities	34,755	45,370	63,995

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(52,367)	(286,263)	(65,120)
Proceeds from sales of property, plant, and equipment	16,850	7,068	80
Increase in other assets	253	81	1,580
Cash flows of discontinued operations	—	(2)	(3,121)

Net cash used by investing activities	(35,264)	(279,116)	(66,581)

Cash flows from financing activities:
Proceeds from debt	4,974	425,000	—
Repayment of short-term acquisition financing	—	(200,000)	—
Repayment of long-term debt	(10,000)	(10,000)	—
Payment of financing costs	(91)	(4,429)	—
Proceeds from exercise of stock options and employee stock purchases, net	2,194	3,122	8,026
Common share repurchases	—	(11,242)	(7,877)
Cash flows of discontinued operations	—	—	8,044

Net cash provided by financing activities	(2,923)	202,451	8,193

Net increase (decrease) in cash and cash equivalents	(3,432)	(31,295)	5,607
Cash and cash equivalents, beginning of year	21,752	53,048	47,441

Cash and cash equivalents, end of year	$18,320	$21,752	$53,048

Supplemental cash flow disclosures:
Interest paid for continuing operations	$15,342	$8,589	$4,131
Income taxes paid for continuing operations (net of refunds)	$4,062	$4,395	$2,319
Common shares received as exercise price of options	$—	$5,758	$5,400
See accompanying notes to consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	General

Helen of Troy Limited, a Bermuda company, and its subsidiaries (“the Company”) design, develop, import, and distribute an expanding portfolio of brand-name consumer products. We currently manage and report on our business in two active segments: Personal Care and Housewares. The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, body powder, and skin care products. The Housewares segment reports the operations of OXO International (“OXO”), which we acquired on June 1, 2004, as further discussed in Notes (4),(5), (7) and (17) to our consolidated financial statements. The Houseware segment’s products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, and barbeque tools. Both operating segments sell their portfolio of products principally through mass merchants, general retail and specialty retail outlets in the United States and other countries. We purchase our products from unaffiliated manufacturers, most of which are located in The People’s Republic of China, Thailand, Taiwan, South Korea, and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Unless otherwise indicated, references in the consolidated financial statements to 2006, 2005 and 2004 are to Helen of Troy’s fiscal years ended February 28, 2006 and 2005 and February 29, 2004. We have reclassified certain prior-year amounts to conform to this year’s presentation.

For fiscal years 2005 and 2004, the Company has changed its presentation of its consolidated statements of cash flows to separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations of Tactica International, Inc., which in prior periods were reported on a combined basis as part of the single amount change in “Other assets” under the caption “Changes in operating assets and liabilities.”

In these consolidated financial statements and accompanying notes, amounts shown are in thousands of U.S. dollars, except as otherwise indicated.

(b)	Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Tactica International, Inc. (“Tactica”), a subsidiary in which we acquired a 55 percent interest in fiscal 2001, has been presented as a discontinued operation in accordance with the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As more fully described in Note (16) to our consolidated financial statements, on April 29, 2004 we completed the sale of our ownership interest in Tactica back to certain of its key operating manager-shareholders. For the periods presented through the date of Tactica’s sale, our consolidated net income included 100 percent of Tactica’s net income or loss because the minority interest in Tactica’s accumulated deficit had not been extinguished.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
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

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where the customer is required to provide us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statement of income on the line entitled “Selling, general, and administrative expenses” (“SG&A”). Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales. Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales. Customer incentives included in SG&A were $12,124, $13,869, and $16,603, for the fiscal years 2006, 2005, and 2004, respectively.

(e)	Inventories and cost of sales

Our inventories consist almost entirely of finished goods. We account for inventory using a first-in, first-out system in which we record inventory on our balance sheet at the lower of our average cost or net realizable value. A product’s average cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our warehouse locations, and general and administrative expenses directly attributable to the procurement of inventory.

General and administrative expenses in inventory include all the expenses of operating the Company’s Hong Kong and Macao sourcing facilities, expenses incurred for production forecasting, and expenses incurred for product design, engineering and packaging. We charged $10,667, $11,082, and $11,373 of such general and administrative expenses to inventory during fiscal years 2006, 2005, and 2004, respectively. We estimate that $5,075 and $4,192 of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at fiscal year ends 2006 and 2005, respectively. When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

The “Cost of sales” line item on the consolidated statements of income is comprised of the book value (lower of average cost or net realizable value) of inventory sold to customers during the reporting period.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
(f)	Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income on the “Selling, general, and administrative expenses” line. Our expenses for shipping and handling totaled $51,017, $38,355, and $32,701 during fiscal years 2006, 2005, and 2004, respectively. We report revenue from shipping and handling charges on the “Net sales” line of our consolidated statements of income, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” We only include charges for shipping and handling in “Net sales” for sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues.

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

A significant portion of our sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter® and Dr. Scholl’s® trademarks. Our license agreements are reported on the Company’s consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner which we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales subject to trademark license agreements comprised 52 percent, 56 percent, and 64 percent of total consolidated net sales for fiscal years 2006, 2005, and 2004, respectively. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the “Selling, general, and administrative expenses” line.

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

Patents acquired through purchase from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised cost of the acquired patents and amortized over the remaining life of the patent in the jurisdiction filed. Additionally, we incur certain internal costs, primarily legal fees in connection with the design, development and filing of patents on new products under development which

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

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

We compute basic earnings per share based upon the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based upon the weighted average number of common shares plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of options for common shares.

The number of potentially dilutive securities was 1,686,000, 2,879,000 and 2,905,000 for fiscal years 2006, 2005, and 2004, respectively. Options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market price of our common shares totaled 934,161, 40,500, and -0- for fiscal 2006, 2005, and 2004, respectively.

(l)	Cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprised $18,549 and $17,530 of the amount reported on our consolidated balance sheets as “Cash and cash equivalents” at fiscal year ends 2006 and 2005, respectively. Our cash equivalents consist primarily of variable rate demand bonds that mature in 35 or fewer days.

(m)	Trading securities and stock available for sale

Trading securities consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date. We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date. At February 28,

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
2006, we held investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, certain investments in equity securities are classified as trading securities and included in the “Current assets” section of our consolidated balance sheets. All unrealized gains and losses attributable to such securities are included in “Other income” on the consolidated statements of income.

The sum of unrealized and realized net gains and (losses) attributable to trading securities totaled ($95), ($500) and $311 in fiscal 2006, 2005, and 2004, respectively.

In connection with the sale of Tactica, as further discussed in Note (16) to these consolidated financial statements, we acquired certain marketable securities; which carried a restriction that prevented us from disposing of the stock prior to July 31, 2005. Accordingly, we have classified this stock as available for sale, which is included in the “Other assets” section of our consolidated balance sheets. If gains or losses on stock available for sale are considered temporary, they are recognized as an element of “Other comprehensive income” in our consolidated statement of shareholder’s equity and comprehensive income. If losses are incurred which are considered other than temporary, they are included as an unrealized loss in “Other income” in our consolidated statements of income. The stock available for sale had a market value at acquisition of $3,030. In the third fiscal quarter of 2005, management determined the decline in market value to be other than temporary and accordingly reversed the accumulated other comprehensive losses taken to date and began recording unrealized losses on the stock. The stock had a market value of $90 and $120 at fiscal year ends 2006 and 2005, respectively. Unrealized loss on stock available for sale was $30 and $2,910 for fiscal 2006 and 2005, respectively.

(n)	Foreign currency transactions and derivative financial instruments

The U.S. Dollar is our functional currency. All our non-U.S. subsidiaries’ transactions involving other currencies have been remeasured in U.S. Dollars using average exchange rates for the months in which the transactions occurred. Changes in exchange rates that affect cash flows and the related receivables or payables are included as part of the totals on our consolidated statements of income on the line entitled “Selling, general, and administrative expenses.” Our foreign exchange gains (losses), including the impact of currency hedges totaled $105, ($1,142) and $1,216 during fiscal years 2006, 2005, and 2004, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates. We first entered into such contracts in fiscal 2003. We account for these transactions in accordance with Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or our consolidated statement of shareholders’ equity and comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges. In our case, we record these transactions on the line entitled “Selling, general, and administrative expenses” in our consolidated statements of income, or the line entitled “Unrealized gain (loss) on cash flow hedging derivatives” in our consolidated statement of shareholders’ equity and comprehensive income, as appropriate. All our current contracts are highly effective cash flow hedges and are adjusted to their fair market values at the end of each calendar quarter. We evaluate all hedging transactions each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statements of

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
income. See Note (14) to these consolidated financial statements for a further discussion of our hedging activities.

(o)	Advertising

Advertising costs are expensed in the fiscal year in which they are incurred and included in our consolidated statements of income on the “Selling, general, and administrative expenses” line. We incurred advertising costs of $29,066, $25,559 and $27,106 during fiscal years 2006, 2005, and 2004, respectively.

(p)	Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of $7,373 and $5,767 as of fiscal year ends 2006 and 2005, respectively. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past three fiscal years:
ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			Reductions of
			accrual -
Fiscal Year	Beginning	Additions to	payments and
Ended February	balance	accrual	credits issued	Ending balance
2006	$5,767	$22,901	$21,295	$7,373
2005	$4,114	$19,880	$18,227	$5,767
2004	$3,263	$15,848	$14,996	$4,114
Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires disclosure of these guarantees, of our product warranty liabilities, and of various indemnity arrangements to which we are a party. Additional disclosures related to this policy are contained in Notes (5), (6), (7) and (10) to these consolidated financial statements.

(q)	Carrying value of long-lived assets

We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist; further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If the analyses indicate that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. In fiscal 2006 and 2005, we did not record any charges for impairment of long-lived assets. In fiscal 2004, we recorded a goodwill impairment charge in connection with the discontinued operations of our Tactica segment, as more fully described in Note (16) to our consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists and patents. We amortize certain intangible assets using the straight-line method over appropriate periods ranging from five to forty years. We recorded intangible asset amortization totaling $3,202, $2,732 and $1,445 during fiscal 2006, 2005 and 2004, respectively. See Notes (3) and (4) to these consolidated financial statements for more information about our intangible assets.

(s)	Interest income

Interest income is included in “Other income, net” on the consolidated statements of income. Interest income totaled $888, $359 and $438 in fiscal 2006, 2005, and 2004, respectively. Interest income is normally earned on cash invested in short term accounts and cash equivalents, however in fiscal 2006, interest income included interest earned on an income tax receivable of $463.

(t)	Deferred financing costs

The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related debt.

(u)	Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (7) for our assessment of the fair value of our guaranteed Senior Notes. We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. Dollars at specified rates. The fair value of such contracts is determined in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note (14) for more information on our hedging activities.

(v)	Stock-based compensation plans

Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and No. 123(R) (“SFAS 123(R)”), “Accounting for Stock-Based Compensation,” currently encourage, but do not require, companies to record compensation expense for stock-based compensation plans at fair value. We have chosen to account for our share-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we recognize no expense in connection with our stock-based compensation plans, as all stock option grants are made at market value on the date of grant. Income tax benefits attributable to stock options exercised are credited to “Additional paid-in-capital.” We credited $402, $8,301 and $8,045 of tax benefits arising from such exercises in fiscal 2006, 2005, and 2004, respectively. Disclosures about the Company’s share-based compensation plans are included in Note (9) to these consolidated financial statements.

As further discussed under “New accounting guidance” below, we plan to change our method of accounting to comply with new requirements of SFAS 123(R), which will require expensing of the fair value of options granted over the vesting lives of the options. This change will not take place until March 1, 2006, the start of our fiscal 2007 year.

(w)	New accounting guidance

Accounting Changes and Error Corrections - In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in contractual bonus payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154, if applicable, beginning in fiscal 2007.

Accounting for Stock Options - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted shares) in which an employer receives employee-services in exchange for equity securities of the company or other rights to receive future compensation that are based on the fair value of the company’s equity securities. The statement eliminates the use of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally requires such transactions be accounted for using a fair-value-based method and recording compensation expense rather than an optional pro forma disclosure of what expense amounts might be. The provisions of SFAS 123(R) are effective for public companies at the beginning of their first annual period beginning after June 15, 2005.

We will adopt SFAS No. 123(R) on March 1, 2006.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. During the fiscal year ended February 28, 2006, we issued an additional 306,000 options to our employees and directors whose fair values at the date of issue ranged from $6.05 per share to $9.33 per share. At February 28, 2006, we had 555,286 options available for issue under our employee stock option plan. 296,000 options previously available for issue under our non-employee director’s stock option plan expired when the director’s stock option plan terminated in June 2005. Also, at February 28, 2006, we had 331,716 shares available for issue under our employee stock purchase plan. When these shares are sold, the discount on the sale is subject to valuation and expensing under the provisions of the new standard.

On February 24, 2006, the Compensation Committee of the Company’s Board of Directors approved the immediate acceleration of vesting on unvested and “out-of-the money” stock options previously awarded to officers and employees with option exercise prices greater than $19.65. The affected options held by officers and employees had a range of exercise prices between $20.35 and $33.88, with a weighted average exercise price of $24.79. Vesting of options exercisable for a total of 285,217 shares was accelerated. The closing price per share of the Company’s common shares on February 24, 2006 was $19.65. Except for the vesting change, all affected share options will continue to be governed by their respective original terms and conditions. The accelerated options represent 4.1% of the total of all outstanding Company options.

The Company took this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of SFAS No.123(R) beginning with the first quarter of fiscal 2007. As a result of the acceleration, the Company estimates that it will reduce future stock option related compensation expense it otherwise would be required to record in connection with the accelerated options by $1,641 on a pre-tax basis over the original option remaining vesting periods.

We continue to evaluate and revise our estimates of the impact of SFAS No. 123(R) on our operations. Based upon our latest analysis of our amended stock option plan, using the existing options outstanding at February 28, 2006 and expected employee stock purchase plan exercises in the next fiscal year, and accounting for the impact of accelerated options discussed above, the latest estimated impact of adopting SFAS No. 123(R) for fiscal 2007 (fiscal year of adoption) will be to add $454 after tax, to our annual operating expense. Future grants could materially increase the amount of the aforementioned estimate, however, their impact is difficult to measure because such impact will depend, among other things, on the number of grants issued, market conditions prior to and as of the date of the grant, and option vesting provisions.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of share-based compensation pursuant to SFAS 123(R), which method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impacts on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Foreign Earnings Repatriation - In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creation Act of 2004 (“AJCA”).” The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No.109-2 provides accounting and disclosure guidance for the repatriation provision. We have described the impact of FSP No.109-2 on our financial statements in Note (8) to these consolidated financial statements.

Exchanges of Nonmonetary Assets - In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Abnormal Inventory Costs - In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”).” FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning June 15, 2005 or later. Management is currently evaluating the provisions of SFAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

Other-Than-Temporary-Investments - In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
Investments,” for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including equity securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other than temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other than temporary. We have applied the guidance provided by EITF 03-1 and determined that certain declines in the market value of securities acquired in connection with the sale of Tactica as discussed in Notes (1) and (16) to our consolidated financial statements were other than temporary, and recorded the appropriate recognition of a loss in our fiscal 2005 operating results.
NOTE 2 — PROPERTY AND EQUIPMENT
A summary of property and equipment (in thousands) was as follows:

	Estimated
	Useful Lives	Last day of February,
	(Years)	2006	2005
Land	—	$9,623	$8,658
Building and improvements	10 - 40	62,374	44,357
Computer and other equipment	3 - 10	37,601	23,330
Molds and tooling	1 - 3	4,907	13,613
Transportation equipment	3 - 5	3,875	3,840
Furniture and fixtures	5 - 15	7,865	8,127
Construction in process	—	457	750
Information system under development	—	1,040	300

		127,742	102,975
Less accumulated depreciation		(27,039)	(31,424)

Property and equipment, net		$100,703	$71,551

We recorded $7,264, $5,025 and $3,653 of depreciation expense for fiscal 2006, 2005, and 2004, respectively. Capital expenditures for property and equipment totaled $51,929, $14,663 and $13,805 in fiscal 2006, 2005, and 2004, respectively.
On May 2, 2005, we entered into an agreement with a third party developer to purchase a 1,200,000 square foot distribution facility in Southaven, Mississippi to be built to our specifications on approximately 59 acres of land. On November 22, 2005, we closed and took possession of the completed facility paying a final purchase price of $33,744. The total costs of the project, including warehouse equipment and fixtures, was $45,862. The project was funded out of a combination of cash from operations, our existing revolving line of credit, draws

NOTE 2 — PROPERTY AND EQUIPMENT, CONTINUED
against $15,000 of Industrial Revenue Bonds, as further discussed under Note (7), the proceeds from the sale of our existing facility in Southaven, Mississippi, as discussed below, and foreign earnings repatriated for investment in the U.S., as further discussed in Notes (8) and (11).
On February 2, 2006, we sold a 619,000 square foot distribution facility in Southaven, Mississippi for $16,850 recording a gain on the sale of $1,304. We are currently in the process of transitioning the operations in this facility to the new distribution facility discussed above. We entered into a temporary lease agreement with the new owners through April 2006 calling for monthly rentals of $141 per month including insurance and property tax payments. After April 2006, we will pay rent for this facility on a month-to-month basis, as required in order for us to complete our transition of operations to our new facility.
Through the end of fiscal 2006, we leased 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real-estate partnership in which our Chief Executive Officer and another member of our Board of Directors are limited partners. This lease was terminated on February 28, 2006, and associated inventory, furniture and equipment, and records storage were consolidated into other existing facilities. During fiscal 2006, 2005, and 2004, we paid this real-estate partnership rent of $507, $526 and $454.
In fiscal 2006 we retired and removed from our books certain fully depreciated molds and tooling having an original cost of $10,393, which were no longer being used in our business. This transaction had no impact on fiscal 2006 net income.
NOTE 3 — INTANGIBLE ASSETS
The following table is a summary, by operating segment, of the carrying amounts and associated accumulated amortization for our intangible asset balances as of February 28, 2006 and February 28, 2005.
INTANGIBLE ASSETS
(in thousands)

			February 28, 2006			February 28, 2005
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount

Goodwill:
OXO	Housewares	Indefinite	$165,934	$—	$165,934	$166,131	$—	$166,131
All other goodwill	Personal Care	Indefinite	35,069	—	35,069	35,069	—	35,069

			201,003	—	201,003	201,200	—	201,200

Trademarks:
OXO	Housewares	Indefinite	75,200	—	75,200	75,200	—	75,200
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other trademarks — definite lives	Personal Care	[1]	338	(225)	113	338	(220)	118
All other trademarks — indefinite lives	Personal Care	Indefinite	31,081	—	31,081	31,081	—	31,081

			157,936	(225)	157,711	157,936	(220)	157,716

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(14,514)	9,801	24,315	(13,074)	11,241

			42,315	(14,514)	27,801	42,315	(13,074)	29,241

Other:
Patents, customer lists & non-compete agreements	Housewares	2 - 13 Years	18,801	(3,044)	15,757	18,364	(1,287)	17,077

Total			$420,055	$(17,783)	$402,272	$419,815	$(14,581)	$405,234

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

NOTE 3 — INTANGIBLE ASSETS, CONTINUED
The following table summarizes the amortization expense attributable to intangible assets for the years 2006, 2005, and 2004, as well as estimated amortization expense for the fiscal years 2007 through 2011.

(in thousands)
Aggregate Amortization Expense
For the twelve months ended

February 28, 2006	$3,202
February 28, 2005	$2,732
February 29, 2004	$1,445

Estimated Amortization Expense
For the fiscal years ended

February 2007	$2,979
February 2008	$2,905
February 2009	$2,855
February 2010	$2,561
February 2011	$2,088
Many of the license agreements under which the Company sells or intends to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures. For the fiscal year ending February 28, 2007, minimum royalties due and minimum advertising expenditures under certain of our license agreements total $3,292 and $6,735, respectively.
NOTE 4 — ACQUISITION OF TRADEMARKS AND OF RIGHTS UNDER LICENSE AGREEMENTS
On September 29, 2003, we acquired certain assets related to the Western Hemisphere production and distribution of Brut® fragrances, deodorants, and antiperspirants from a wholly owned subsidiary of Unilever NV. The assets consist principally of patents, trademarks, and trade names, product formulations and production technology, related finished goods inventories, distribution rights, and customer lists. We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. Based upon our analysis, we allocated $51,317 to trademarks having an indefinite economic life.
In the first fiscal quarter of 2005, as part of the proceeds of our sale of Tactica, we recorded $2,255 for the Epil-Stop® trademark, which we believe to have an indefinite useful life (see Note 16).
On June 1, 2004, we acquired certain assets and liabilities of OXO International (“OXO”) for a net cash purchase price of $273,173 including the assumption of certain liabilities. The acquisition was funded through a combination of short-term and long-term debt as further discussed in Notes (5) and (7) to these consolidated financial statements. We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon independent appraisals. In the acquisition, we recorded goodwill of $165,388 (subsequently adjusted to $165,934), trademarks with indefinite useful lives (and thus not subject to amortization) of $75,200, and other intangible assets totaling $17,990 (subsequently adjusted to $18,364). “Other intangible assets” are subject to amortization over varying lives ranging from 2 to 13 years and consist of patents, customer lists and a non-compete agreement. We believe that the OXO acquisition resulted in recognition of goodwill primarily because of its industry position, management strength, and business growth potential. See Note (17) for a further discussion of the OXO acquisition.
On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and Skin Milk® body and skin care products lines from Naterra International, Inc. TimeBlock® is

NOTE 4 — ACQUISITION OF TRADEMARKS AND OF RIGHTS UNDER LICENSE AGREEMENTS, CONTINUED
a line of clinically tested anti-aging skin care products. Skin Milk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights, and customer lists. The Company paid the purchase price of $12,001 in cash funded out of the Company’s revolving line of credit. We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon independent appraisals. The purchase price was allocated $11,906 to trademarks and $95 to property and equipment.
NOTE 5 — SHORT-TERM DEBT
On June 1, 2004, we cancelled a prior credit facility and entered into a five year $75,000 Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, with Bank of America, N.A. and other lenders and a one year $200,000 Term Loan Credit Agreement, dated as of June 1, 2004, with Banc of America Mezzanine Capital, LLC. The Term Loan Credit Agreement was a temporary financing to fund the balance of OXO’s purchase price, as further discussed in Note (17) to these consolidated financial statements. We entered into this Term Loan Credit Agreement until more permanent long-term financing could be put into place. The purchase price of the OXO acquisition was funded by borrowings of $73,173 under the new Revolving Line of Credit Agreement and $200,000 under the Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement were subsequently paid off with the proceeds of the funding of $225,000 Floating Rate Senior Notes on June 29, 2004 as discussed in Note (7). For the period outstanding, borrowings under the Term Loan Credit Agreement accrued interest at LIBOR plus a margin of 1.125 percent.
Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. The rates paid on various draws during the 2006 fiscal year ranged from 4.09 percent to 7.50 percent. The credit line allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. As of February 28, 2006, there were no revolving loans or open letters of credit outstanding against this facility.
The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreements were guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries. Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009.

NOTE 6 — ACCRUED EXPENSES
A summary of other accrued liabilities (in thousands) was as follows:

	Last day of February,
	2006	2005

Accrued sales returns, discounts and allowances	$24,176	$20,008
Accrued compensation	7,603	13,507
Accrued advertising	7,617	9,392
Accrued interest	2,671	1,929
Accrued royalties	2,577	1,732
Accrued professional fees	1,502	1,239
Accrued benefits and payroll taxes	1,495	1,229
Accrued freight	858	1,640
Accrued property, sales and other taxes	593	123
Foreign currency forward contracts	—	2,389
Other	5,053	6,632

Total Other Accrued Liabilities	$54,145	$59,820

NOTE 7 — LONG-TERM DEBT
A summary of long-term debt (in thousands) was as follows:

	Original			Latest
	Date	Range of Interest Rates		Rate		Last day of February,
	Borrowed	2006	2005	Payable	Maturity	2006	2005

$40,000 unsecured Senior Note Payable at a fixed interest rate of 7.01%. Interest payable quarterly, principal of $10,000,000 payable annually beginning on January 2005.	January 1996	7.01%	7.01%	7.01%	January 2008	$20,000	$30,000

$15,000 unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3,000,000 payable annually beginning on July 2008.	July 1997	7.24%	7.24%	7.24%	July 2012	15,000	15,000

$100,000 unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can now be prepaid without penalty.	June 2004	3.41% to 5.371%	2.436% to 3.410%	5.81%	June 2009	100,000	100,000

$50,000 unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid after June 2006 without penalty.	June 2004	3.41% to 5.371%	2.436% to 3.41%	5.81%	June 2011	50,000	50,000

$75,000 unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid after June 2006 without penalty.	June 2004	3.46% to 5.421%	2.486% to 3.460%	5.86%	June 2014	75,000	75,000

$15,000 Industrial Development Revenue Bonds, interim draws, unsecured. Interest is set and payable quarterly at Company’s election either Bank Prime or applicable LIBOR plus 0.75% to 1.25% as determined by loan agreement formula. Principal to convert to five-year Bonds in May 2006, due in annual installments beginning May, 2007.	August 2005	5.295% to 5.42%	—	5.42%	May 2011	4,974	—

						264,974	270,000
Less current portion of long-term debt						(10,000)	(10,000)

Long-term debt, less current portion						$254,974	$260,000

Included in interest expense are amortized financing costs of $782, $601, and $33 for the fiscal years 2006, 2005 and 2004, respectively.
The fair market value at February 28, 2006 computed using discounted cash flow analysis was $20,350 and $15,450 on the $20,000 and $15,000 of book value, fixed rate debt, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2006.
All of our long-term debt is guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering Debt/EBITDA ratios, fixed

NOTE 7 — LONG-TERM DEBT, CONTINUED
charge coverage ratios, consolidated net worth levels, and other financial requirements. Additionally, the notes restrict us from incurring liens on any of our properties, except under certain conditions as defined in the various debt agreements. We are in compliance with all the terms of these notes.
NOTE 8 — INCOME TAXES
Our components of earnings from continuing operations before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2006	2005	2004

U.S.	$7,045	$15,529	$13,760
Non-U.S.	48,757	74,050	72,279

	$55,802	$89,579	$86,039

Our components of income tax expense attributable to continuing operations are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2006	2005	2004

Current
U.S.	$2,481	$5,410	$5,105
Non-U.S.	1,869	9,108	8,444
Deferred	2,142	(1,611)	928

	$6,492	$12,907	$14,477

Our total income tax expense from continuing operations differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

	Years Ended Last Day of February, (in thousands)
	2006	2005	2004

Expected tax expense at the U.S. statutory rate of 35%	$19,531	$31,353	$30,114
Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	(15,831)	(16,400)	(15,637)
Reversal of prior accruals as a result of final tax audit settlements	—	(2,046)	—
Repatriation of prior years’ foreign earnings	2,792	—	—

Actual tax expense	$6,492	$12,907	$14,477

NOTE 8 — INCOME TAXES, CONTINUED
On February 22, 2006, the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004, of $48,554 in foreign earnings. As a result, we incurred a one-time tax charge of $2,792 in the fourth fiscal quarter ending February 28, 2006.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:	(in thousands)

Net operating loss carryforwards	$4,861	$6,080
Accounts receivable	1,801	2,502
Inventories, principally due to additional cost of inventories for tax purposes	4,275	1,723
Write down of marketable securities	1,170	1,039
Accrued expenses and other	3,078	609
Contribution carryforward	793	721

Total gross deferred tax assets	15,978	12,674

Valuation allowance	(368)	—
Deferred tax liabilities:
Depreciation and amortization	(5,001)	(5,019)

Net deferred tax asset	$10,609	$7,655

As of the end of fiscal 2006, $3,826 of our gross deferred tax assets arise from U.S. net operating loss carryforwards which will expire if not utilized by various dates ranging from fiscal 2019 to 2025, and $1,035 of our gross deferred tax assets arise from Non-U.S. net operating loss carryforwards which will expire if not utilized by various dates between fiscal 2007 and fiscal 2015.
In assessing the realizeability of deferred tax assets, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income of approximately $54,270 prior to the expiration of net operating loss carryforwards. Based upon the level of historical taxable income and our expectations for future taxable income over the periods in which the deferred tax assets are deductible, as of February 28, 2006, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Hong Kong Income Taxes - The Inland Revenue Department (the “IRD”) in Hong Kong has assessed a total of $32,086 (U.S.) in tax on certain profits of our foreign subsidiaries for the fiscal years 1995 through 2003. Hong Kong levies taxes on income earned from certain activities previously conducted in Hong Kong. We are vigorously defending our position that we conducted the activities that produced the profits in question outside of Hong Kong. We also assert that we have complied with all applicable reporting and tax payment obligations.

NOTE 8 — INCOME TAXES, CONTINUED
In connection with the IRD’s tax assessment for the fiscal years 1995 through 2003, we have purchased tax reserve certificates in Hong Kong totaling $28,425. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.
On May 10, 2006, the IRD and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. For those tax years, we have agreed to an assessment of approximately $4,019 including estimated penalties and interest. This agreement has been presented to the IRD’s Board of Review and is subject to their approval. Our consolidated financial statements at February 28, 2006 include adequate provisions for this liability. We expect the liability to be paid with $3,282 of tax reserve certificates and $737 in cash. If this settlement is approved, we have approximately $25,143 remaining in available tax reserve certificates for future settlement of any potential tax liability.
If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with the proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate.
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
Effective March 2005, we had concluded the conduct of all operating activities in Hong Kong that we believe were the basis of the IRD’s assessments. Over the course of the prior year, the Company had moved these activities to China and Macao. The Company established a Macao offshore company (“MOC”) and began operating from Macao in the third quarter of fiscal 2005. As a MOC, we have been granted an indefinite tax holiday and currently pay no taxes. Accordingly, no additional accruals for Hong Kong contingent tax liabilities beyond February 2005 have been provided.
United States Income Taxes - The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of $13,424 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568. The resulting tax liability had already been provided for in our tax reserves and we have decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability and associated interest of $914 were settled in the fourth quarter of fiscal 2006. The IRS is auditing the U.S. consolidated federal tax returns for fiscal years 2003 and 2004. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated financial statements.

NOTE 8 — INCOME TAXES, CONTINUED
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
In addition to future changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.
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

NOTE 9 — STOCK-BASED COMPENSATION PLANS
We sponsor four stock-based compensation plans. The plans consist of two employee stock option plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. All options to date have been granted at or above market prices on the dates of grant. Accordingly, no compensation expense has been recognized for our stock option plans or our stock purchase plan. Had we recorded compensation expense for our stock option plans based on the fair value of the options at the dates of grant for those awards adjusted for the related impact of income taxes, consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation,” net earnings and earnings per share would have been reduced to the following pro forma amounts:

			Years Ended The Last Day of February,
			(in thousands)
			2006	2005	2004
Net earnings		As Reported	$49,310	$76,450	$60,522
		Fair-value cost of options with original vesting schedules	1,951	1,437	6,620
		Fair-value cost of options where vesting was accelerated on February 24, 2006	1,181	—	—

		Pro forma	$46,178	$75,013	$53,902

Earnings per share:
	Basic:	As Reported	$1.65	$2.57	$2.13
		Pro forma	$1.54	$2.52	$1.90

	Diluted:	As Reported	$1.56	$2.35	$1.94
		Pro forma	$1.46	$2.30	$1.72
On February 24, 2006, the Compensation Committee of the Company’s Board of Directors approved the immediate acceleration of vesting on unvested and “out-of-the money” stock options previously awarded to officers and employees with option exercise prices greater than $19.65. The affected options held by officers and employees had a range of exercise prices between $20.35 and $33.88, with a weighted average exercise price of $24.79. Vesting of options exercisable for a total of 285,217 shares was accelerated. The closing price per share of the Company’s common shares on February 24, 2006 was $19.65. Except for the vesting change, all affected stock options will continue to be governed by their respective original terms and conditions. The accelerated options represent 4.1% of the total of all outstanding Company options.
The Company took this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of SFAS No.123R beginning with the first quarter of fiscal 2007. As a result of the acceleration, the Company estimates that it will reduce future stock option related compensation expense it otherwise would be required to record in connection with the accelerated options by $1,641 on a pre-tax basis over the original remaining option vesting periods.

NOTE 9 — STOCK-BASED COMPENSATION PLANS, CONTINUED
We computed the pro forma figures disclosed above using the Black-Scholes option pricing model to estimate grant date fair value of stock options for the periods shown above. The following Black-Scholes assumptions were used:

	Years Ended The Last Day of February,
Option Assumptions	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.6%	39.3%	42.5%
Risk-free interest rate	3.6%	3.7%	3.6%
Expected option term	(1)	(1)	(1)

(1)	Expected lives of 3, 4, 5, or 10 years are used depending on the option granted.

On August 3, 2005, our shareholders approved a proposal to amend the 1998 Plan by increasing the number of shares of common shares available for issuance to employees an additional 750,000 shares, limiting the maximum amount of shares that can be issued in any fiscal year to 250,000, excluding Mr. Gerald J. Rubin, our Chairman of the Board, Chief Executive Officer and President and Mr. Christopher L. Carameros, an Executive Vice-President, from any future grants under the Plan, and requiring that each restricted share granted under the plan will reduce the available shares under the plan by three shares.
Under stock option and restricted stock plans adopted in 1994 and 1998 (the “1994 Plan” and the “1998 Plan,” respectively), as amended, we have reserved a total of 14,750,000 common shares for issuance to key officers and employees. Pursuant to the 1994 and 1998 Plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options (“ISO’s”), non-qualified stock options (“Non-Q’s”) and restricted shares grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately, or over a one, four, or five-year vesting period and expire on a date ranging from seven to ten years from their date of grant. As of February 28, 2006, 555,286 shares remained available for issue under these plans.
Under a stock option plan for non-employee directors (the “Directors’ Plan”), adopted in fiscal 1996, we reserved a total of 980,000 shares of our common stock for issuance to non-employee members of the Board of Directors. We granted options under the Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors’ Plan vest one year from their date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. On that date, the remaining 284,000 shares available for issue expired.

NOTE 9 — STOCK-BASED COMPENSATION PLANS, CONTINUED
A summary of stock option activity under all plans is as follows:

	Years Ended Last Day of February,
	2006		2005		2004
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE	SHARES	EXERCISE	SHARES	EXERCISE
	(000’s)	PRICE	(000’s)	PRICE	(000’s)	PRICE

Options outstanding, beginning of year	6,846	$14.60	7,983	$12.97	8,615	$10.83
Options granted	306	18.83	190	29.49	1,315	18.43
Options exercised	(162)	11.16	(1,288)	6.65	(1,874)	7.03
Options forfeited	(67)	23.21	(39)	17.01	(73)	10.73

Options outstanding, at year-end	6,923	14.83	6,846	14.60	7,983	12.97

Options exercisable at year-end	6,494	$14.64	6,142	$13.97	7,182	$12.69

Weighted-average fair value of options granted during the year		$7.14		$9.92		$8.97
The following table summarizes information about stock options at February 28, 2006:

	Outstanding Stock Options						Exercisable Stock Options
					Weighted-
					Average	Weighted-		Weighted-
					Remaining	Average		Average
	Number of				Contractual	Exercise	Number of	Exercise
	Options	Price Range			Life (years)	Price	Options	Price
ISOs	71,850	$3.89	to	$12.13	4.38	$8.66	48,800	$8.52
	110,825	$12.75	to	$14.02	4.49	13.77	40,675	13.58
	6,116	$14.34	to	$15.51	3.50	15.06	2,916	14.96
	464,300	$17.76	to	$35.25	6.86	22.47	262,985	25.03

Total	653,091				6.15	$19.40	355,376	$21.37

Non-Qs	1,539,125	$5.69	to	$11.84	5.32	$9.82	1,524,875	$9.86
	1,658,311	$12.53	to	$14.02	5.29	13.05	1,642,986	13.04
	1,756,834	$14.47	to	$15.94	2.89	15.56	1,756,834	15.56
	1,029,233	$17.63	to	$23.38	5.34	19.63	975,008	19.72

Total	5,983,503				4.59	$14.09	5,899,703	$14.07

Directors’ Plan	62,500	$4.41	to	$11.84	4.49	$8.02	62,500	$8.02
	20,000	$12.53	to	$13.13	6.36	12.89	20,000	12.89
	36,000	$14.47	to	$15.94	3.64	15.44	36,000	15.44
	168,000	$16.41	to	$33.35	8.18	26.06	120,000	26.19

Total	286,500				6.67	$19.87	238,500	$18.69

In fiscal 1999, our shareholders approved an employee stock purchase plan (the “Stock Purchase Plan”) under which 500,000 common shares are reserved for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of from 1 percent to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares purchased under this plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During fiscal 2006, employees purchased 22,171 common shares from the Company under the Stock Purchase Plan. As of February 28, 2006, 331,716 shares remained available for issue under this plan.
NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES
Indemnity Agreements - Under agreements with customers, licensors, and parties from whom we have acquired assets or entered into business combinations, we indemnify these parties against liability associated with our products. Additionally, we are party to a number of agreements under leases where we indemnify the lessor for liabilities attributable to our action or conduct. The indemnity agreements to which we are a party do not, in general, increase our liability for claims related to our products or actions and have not materially affected our accompanying consolidated financial statements.
Employment Contracts - We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each month for a three-year period and provides that in the event of a merger, consolidation, or transfer of all or substantially all of our assets to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from June 1, 2008 to February 28, 2009. The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2006, excluding incentive compensation, was $2,740.
On April 21, 2005, the Company and Gerald J. Rubin, the Chairman of the Board, Chief Executive Officer, and President of the Company, executed an amendment to Mr. Rubin’s employment agreement, to be effective as of April 15, 2005 making the following changes:
•	The term of the agreement was reduced from five years to three years, renewing on a daily basis for a new three-year term as currently provided in the original agreement; and

•	Reduced the period for severance payouts from five years to three years. The formula for calculating the amount of the annual severance payments required by the agreement remains unchanged.
International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, principally in The Peoples’ Republic of China, Thailand, Taiwan, and South Korea. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations, and political unrest. These risks have not historically affected our operations. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary. However, the relocation of any production capacity could require substantial time and increased costs.
Customer Incentives - We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued expenses,” and in Note (6) included in the line entitled “Accrued Sales Returns, Discounts and Allowances,” and is based on incentives applicable to sales up to the respective balance sheet dates.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED
Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendant’s insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.
The lawsuit was brought in the United States District Court for the Western District of Texas and is still in the preliminary stages. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit has been recently filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company’s business. The Company carries insurance that provides an aggregate coverage of $20,000 ($20 million) after a self-insured retention $500 ($500 thousand) for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.
Other Litigation - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
Preference Shares, Anti-takeover provisions - Under the terms of a Shareholders’ Rights Plan approved by our Board of Directors in fiscal 1999, we declared a dividend of one preference share right (“right”) for each outstanding share of common shares. The dividend resulted in no cash payment by us, created no liability on our part, and did not change the number of shares of our common shares outstanding. The rights are inseparable from the shares of our common shares and entitle its holders to purchase one one-thousandth of a share of Series-A, First Preference Shares (“preference shares”), par value $1.00, at a price of $100 per one one-thousandth of a preference share. Should certain persons or groups of persons (“Acquiring Persons”) acquire more than 15 percent of our outstanding common shares, our Board of Directors may either adjust the price at which holders of rights may purchase preference shares or may redeem all of the then outstanding rights at $.01 per right. The rights associated with the acquiring person’s shares of common shares would not be exercisable. These rights have certain anti-takeover effects. The rights could cause substantial dilution to a person or group that attempts to acquire Helen of Troy Limited in certain circumstances, but should not interfere with any merger or other business combination approved by our Board of Directors. These rights expire December 1, 2008, unless their expiration date is advanced or extended or unless under the terms of the agreement these rights are earlier redeemed or exchanged.

ITEM 10 — OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED
Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 28, 2006 were:
PAYMENTS DUE BY PERIOD ENDED THE LAST DAY OF FEBRUARY
(in thousands)

		2007	2008	2009	2010	2011	After
Contractual Obligations	Total	1 year	2 years	3 years	4 years	5 years	5 years
Long-term debt — floating rate	$229,974	$—	$995	$995	$100,995	$995	$125,994
Long-term debt — fixed rate	35,000	10,000	10,000	3,000	3,000	3,000	6,000
Interest on floating rate debt *	72,424	13,399	13,356	13,298	9,367	7,372	15,632
Interest on fixed rate debt	6,621	2,371	1,670	951	733	516	380
Open purchase orders	61,838	61,838	—	—	—	—	—
Minimum royalty payments	11,989	3,292	2,524	2,712	1,144	1,279	1,038
Advertising and promotional	26,771	12,066	9,836	1,802	800	800	1,467
Operating leases	3,862	2,039	1,109	394	285	35	—
Long-term incentive plan payouts	1,706	—	1,498	208	—	—	—
Implementation of enterprise resource planning system	507	507	—	—	—	—	—
Other	762	401	361	—	—	—	—

Total contractual obligations	$451,454	$105,913	$41,349	$23,360	$116,324	$13,997	$150,511

*	The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of February 28, 2006. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,300 per year to floating rate interest expense over the next year.
We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2011. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $2,818, $1,757 and $1,610 for fiscal 2006, 2005 and 2004, respectively.
NOTE 11 — FOURTH QUARTER CHARGES/TRANSACTIONS
On February 24, 2006 the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004, of $48,554 in foreign earnings. As a result, we incurred a one-time tax charge of $2,792 in the fourth fiscal quarter ending February 28, 2006. Our results for the fourth quarter of fiscal 2005 did not contain any transactions of a non-routine nature. In the fourth quarter of fiscal 2004, we recorded a goodwill impairment loss of $5,699, net of tax benefits of $1,938 in connection with our discontinued operations of Tactica, and its subsequent sale in fiscal 2005. The details of this transaction are more fully described in Note (16).

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

	May	August	November	February	Total
Fiscal 2006:

Net sales	$127,392	$130,389	$197,458	$134,508	$589,747
Gross profit	58,692	60,218	86,044	61,604	266,558
Net earnings	10,547	9,452	22,666	6,645	49,310
Earnings per share
Basic	0.35	0.32	0.76	0.22	1.65
Diluted	0.33	0.30	0.72	0.21	1.56

Fiscal 2005:

Net sales	$107,021	$141,229	$205,682	$127,617	$581,549
Gross profit	50,240	66,913	98,651	58,700	274,504
Net earnings from continuing operations	14,705	18,848	31,135	11,984	76,672
Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax	(222)	—	—	—	(222)
Net earnings	14,483	18,848	31,135	11,984	76,450
Earnings per share
Basic
Continuing operations	0.50	0.63	1.04	0.41	2.58
Discontinued operations	(0.01)	—	—	—	(0.01)
Total basic earnings per share	0.49	0.63	1.04	0.41	2.57

Diluted
Continuing operations	0.45	0.57	0.97	0.37	2.36
Discontinued operations	(0.01)	—	—	—	(0.01)
Total diluted earnings per share	0.44	0.57	0.97	0.37	2.35

NOTE 13 — SEGMENT INFORMATION
The following table contains segment information for fiscal 2006, 2005, and 2004.

	(in thousands)
	Personal		Discontinued
2006	Care	Housewares (3)	Segment	Total

Net sales	$461,947	$127,800	$—	$589,747
Operating income	37,260	34,118	—	71,378
Identifiable assets	512,594	345,150	—	857,744
Capital, license, trademark and other intangible expenditures	29,979	22,388	—	52,367
Depreciation and amortization	9,020	3,407	—	12,427

	Personal		Discontinued
2005	Care (1)	Housewares (2)	Segment (1)	Total

Net sales	$501,406	$80,143	$—	$581,549
Operating income	76,993	25,031	—	102,024
Identifiable assets	506,957	304,492	—	811,449
Capital, license, trademark and other intangible expenditures	21,738	264,525	—	286,263
Depreciation and amortization	7,556	2,152	—	9,708

	Personal		Discontinued
2004	Care	Housewares	Segment (1)	Total

Net sales	$474,868	$—	$—	$474,868
Operating income	85,774	—	—	85,774
Identifiable assets	466,424	—	23,185	489,609
Capital, license, trademark and other intangible expenditures	65,119	—	—	65,119
Depreciation and amortization	6,128	—	—	6,128
(1)	Segment information from prior periods has been restated due to the classification of Tactica as discontinued operations and a change in our segments effective March 1, 2004.

(2)	Includes only operations from June 1, 2004 through February 28, 2005.

(3)	Capital expenditures and identifiable assets for the Housewares segment includes a $20,746 allocation for the portion of the new Mississippi distribution facility costs incurred directly and indirectly for the benefit of this segment.
The Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, body powder, and skin care products.
The Housewares segment reports the operations of OXO International (“OXO”) which we acquired on June 1, 2004, as further described in Note (17) to our consolidated financial statements. The Houseware segment’s products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, and barbeque tools.

NOTE 13 — SEGMENT INFORMATION, CONTINUED
Operating profit for each operating segment is computed based on net sales, less cost of goods sold, less any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses (“SG&A”) used to compute each segment’s operating profit are comprised of SG&A expense directly associated with those segments, plus overhead expenses that are allocable to operating segments. In connection with the acquisition of OXO, we agreed that World Kitchen, Inc. would perform certain corporate functions for OXO for a transitional period of time. The costs of these functions are reflected in SG&A for the Housewares segment’s operating income. These costs were incurred through the end of fiscal 2006. During this transitional period, we did not make an allocation of our corporate overhead to OXO. In fiscal 2007, we expect to make an allocation of our corporate overhead to OXO as such transition services provided by World Kitchen, Inc. terminate and are assumed by Helen of Troy. When we decide that such allocations are appropriate, there may be some reduction in operating income for the Housewares segment, offset by an equal increase in operating income for the Personal Care segment. The extent of this operating income impact between the segments has yet to be determined.
Other items of income and expense, including income taxes, are not allocated to operating segments.
The Company’s domestic and international net revenues from third parties and long-lived assets are as follows (in thousands):

	2006	2005	2004
NET SALES FROM THIRD PARTIES:
United States	$487,620	$475,212	$397,856
International	102,127	106,337	77,012

Total	$589,747	$581,549	$474,868

LONG-LIVED ASSETS:
United States	$507,478	$497,135	$221,647
International	39,092	28,153	24,222

Total	$546,570	$525,288	$245,869

Sales to our largest customer and its affiliate accounted for approximately 22 percent, 25 percent, and 28 percent of our net sales in our continuing operations for fiscal 2006, 2005, and 2004, respectively. Sales to our second largest customer accounted for approximately 10 percent, 8 percent, and 9 percent of our net sales in fiscal 2006, 2005, and 2004, respectively. No other customers accounted for ten percent or more of net sales during those fiscal years.
Of our total sales to our largest customer and its affiliate, 91 percent, 95 percent and 100 percent, respectively were made within the United States during fiscal 2006, 2005, and 2004, respectively. All of our total sales to our second largest customer were made within the United States during fiscal 2006, 2005, and 2004.

NOTE 14 — FORWARD CONTRACTS
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
The following table summarizes the various forward contracts we designated as cash flow hedges that were open at the end of fiscal 2006 and 2005:

February 28, 2006
								Weighted	Weighted Average	Market Value of the
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at February 28,	Average Forward Rate	Forward Rate at February	Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2006	at Inception	28, 2006	(Thousands)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

February 28, 2005
								Weighted	Weighted Average	Market Value of the
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at February 28,	Average Forward Rate	Forward Rate at February	Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2006	at Inception	28, 2006	(Thousands)
Sell	Pounds	£5,000,000	2/13/2004	11/10/2005	2/17/2006	1.8800	1.9231	1.7854	1.8949	($547)
Sell	Pounds	£5,000,000	5/21/2004	12/14/2005	2/17/2006	1.7900	1.9231	1.7131	1.8913	(891)
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9231	1.8228	1.8776	(548)
Sell	Euros	€3,000,000	5/21/2004	2/10/2006		1.2000	1.3241	1.2002	1.3344	(403)

										($2,389)

NOTE 15 — NON-MONETARY TRANSACTIONS
We occasionally enter into barter transactions in which we exchange inventory for various services, usually advertising. During fiscal 2005, we entered into two such transactions in which we exchanged inventory with a book value of $1,011 for certain advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value, which approximated their fair value. At the end of fiscal 2005, the remaining credits were valued at $915 on our consolidated balance sheets, and were included in the line item entitled “Prepaid Assets.” As of February 28, 2006 all credits from the non-monetary transactions had been utilized. We have used $915, $1,196 and $1,400 of barter related advertising credits during fiscal 2006, 2005 and 2004, respectively.
NOTE 16 — SALE OF TACTICA INTERNATIONAL, INC. AND SUBSEQUENT BANKRUPTCY
On April 29, 2004, we sold our 55 percent interest in Tactica International, Inc., to certain shareholder-operating managers. In exchange for our 55 percent ownership share of Tactica and the release of $16,936 of its secured debt and accrued interest owed to us, we received marketable securities, intellectual properties and the right to certain tax refunds. The fair value of net assets received was equal to the book value of net assets transferred; accordingly, no gain or loss was recorded as a result of this sale.
The schedule below shows the assets we received in a non-cash exchange for our ownership interest in Tactica.
Assets Received in Noncash Exchange for Ownership Interest in Tactica
at April 29, 2004
(in thousands)

Tax refunds receivable	$2,908
Marketable securities recorded as stock available for sale	3,030
Epil-Stop trademark	2,255

Total assets received	$8,193

The marketable securities received in the Tactica sale carry a restriction that prevents us from disposing of the stock prior to July 31, 2005. At February 28, 2006 the market value of these securities was $90. In the third fiscal quarter of 2005, management determined the decline in market value to be other than temporary and accordingly began recording losses on the stock. For fiscal 2006 and 2005, the total loss on stock available for sale was $30 and $2,910, respectively.
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual impairment review of goodwill and other intangible assets, which we normally undertake on March 1 of each year. SFAS 142 also requires a review of goodwill for impairment upon the occurrence of certain events that would more likely than not reduce the fair value of a segment below its carrying amount. One of those events is the impending disposal of a segment. After evaluating the facts and circumstances surrounding the fiscal 2004 operations of our Tactica operating segment and its subsequent sale, against the guidelines established by SFAS 142, we recorded a loss of $5,699 for the impairment of 100 percent of the Tactica goodwill, net of $1,938 of related tax benefits, in the fourth fiscal quarter of 2004.
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), provides accounting guidance for accounting for segments to be disposed of by sale and, in our circumstances, required us to report Tactica’s operating results, net of taxes, as a separate

NOTE 16 — SALE OF TACTICA INTERNATIONAL, INC. AND SUBSEQUENT BANKRUPTCY, CONTINUED
summarized component after income from continuing operations for each year presented. The accompanying consolidated statements of income and consolidated statements of cash flows contain all appropriate reclassifications for each period presented.
On October 21, 2004, Tactica filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Early in the fourth fiscal quarter of 2006, The U.S. Bankruptcy Court for the Southern District of New York approved Tactica’s bankruptcy reorganization plan, which would among other things, required Helen of Troy to pay Tactica’s unsecured creditors $1,800. The schedule below shows how the liability was liquidated out of sums that were held in bankruptcy escrow:
Tactica International, Inc. Bankruptcy Settlement
(in thousands)

Funds due the Company from escrow:
Income tax refund receivable	$2,908
Interest income on income tax refund receivable	463
Reimbursements due from Tactica’s former minority shareholders	250

Total	3,621

Less amounts to be paid to unsecured creditors	(1,800)

Net proceeds received from escrow	$1,821

In connection with the above settlement, we recorded a net settlement loss of $1,550 on the Company’s books for the third fiscal quarter of 2006, and it is included in the line item entitled “Other expense, net” in the consolidated statement of income. We have also incurred $378 of legal fees related to the Tactica Bankruptcy during fiscal 2006. These legal fees were expensed as incurred and included in the line entitled “Selling, general, and administrative expense” in the consolidated statement of income.
NOTE 17 — ACQUISITION OF OXO
On June 1, 2004, we acquired certain assets and liabilities of OXO International (“OXO”) for a net cash purchase price of $273,173 including the assumption of certain liabilities. This acquisition was accounted for as the purchase of a business. The results of OXO’s operations have been included in the consolidated financial statements since that date. The assets acquired in the OXO acquisition included intellectual property, contracts, goodwill, inventory and books and records. The assumed liabilities included contractual obligations and accruals, and certain lease obligations assumed in connection with OXO’s office facilities in New York City. Thirty five OXO employees, including its President, joined the Company as part of the acquisition.
OXO is a world leader in providing innovative consumer products in a variety of product areas. OXO offers consumer products in several categories, including: kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, and barbeque tools. OXO also has strong customer relationships with leading specialty and department store retailers. Each year approximately 100 products have been introduced through the OXO Good Grips®, OXO Steel™, OXO Good Grips i-Series®, and OXO SoftWorks® product lines.

NOTE 17 — ACQUISITION OF OXO, CONTINUED
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
Results of Operations if OXO Acquisition Had Been Completed at March 1, 2003
(in thousands, except per share data)

	Years Ended The Last Day of February,
	2006	2005	2004
Net sales	$589,747	$602,804	$561,374
Income from continuing operations	49,310	79,924	83,337

Diluted earnings from continuing operations per share	$1.56	$2.45	$2.67

Weighted average diluted common shares	31,605	32,589	31,261
NOTE 18 — SUBSEQUENT EVENTS
     Purchases of Helen of Troy Shares - During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over a period extending through May 31, 2006. On April 25, 2006 our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. We did not repurchase any common shares during fiscal 2006. We repurchased 757,710 and 806,126 shares at a total cost of $25,039 and $20,572, or an average price per share of $33.05 and $25.52 in fiscal 2005 and 2004, respectively. An additional 1,436,164 shares remain authorized for purchase under this plan.

NOTE 18 — SUBSEQUENT EVENTS, CONTINUED
Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement has been presented to the IRD’s Board of Review and is subject to their approval. For those tax years, we have agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at February 28, 2006 include adequate provisions for this liability. We expect the liability to be paid with $3,282 of tax reserve certificates and $737 in cash.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Years ended the last day of 2005 and 2004 February 2006,
(in thousands)

		Additions
	Balance at	Charged to		Write-off of
	Beginning	cost and		uncollectible	Balance at
Description	of Year	expenses	Recoveries	accounts	End of Year

Year ended February 28, 2006
Allowance for accounts receivable	$2,167	$648	$142	$2,107	$850

Year ended February 28, 2005
Allowance for accounts receivable	$1,100	$1,728	$17	$678	$2,167

Year ended February 29, 2004
Allowance for accounts receivable	1,089	1,004	31	1,024	1,100

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     The management reports on internal control over financial reporting and the attestation report of the independent registered public accounting firm required by this item are set forth under Item 8 of this report on pages 52 through 54, and are incorporated herein by reference.
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

CHANGES IN INTERNAL CONTROLS
     In connection with the evaluation described above, except for the activities discussed below in connection with our implementation and transition of our Housewares segment’s key operating functions to our in-house management information systems and distribution facilities, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. The transition was completed late in the fourth fiscal quarter of 2006. We continue to implement several significant functionality enhancements related to both the Housewares segment’s and Personal Care segment’s systems. We expect this process will continue during fiscal 2007.
     During the initial months after the transition of our Housewares segment to the new systems and our distribution facility in Southaven, Mississippi, we experienced warehouse order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of our new distribution facility. In response to these issues, management dedicated additional personnel and sent a seasoned operations management team to Southaven, Mississippi to assist local management in resolving technical and operational issues. The delays did cause a backlog in orders and, in some cases, order cancellations. We continue to work this backlog down. We have addressed these issues with the affected customers and believe that over the long-term, the strength of our customer relationships will not be affected by the shipment delays. We believe that the impact of these issues was immaterial in the fourth quarter of fiscal 2006; however, we do expect some impact in the first fiscal quarter of 2007 due to lost revenue and costs associated with related concessions and accommodations to certain customers, and associated start up costs of the distribution center. While we believe we have taken appropriate measures to mitigate the recent shipment disruptions arising from the transition of our Housewares segment, there can be no assurance that additional disruptions will not occur.
     We will be transitioning Mexico and our Latin American operations to the new system during fiscal 2007 and 2008. Due to the complexities of these efforts, we expect to continue to experience a period of significant change and tuning of the system for many months to come. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this continues to be a challenging transition for us and will require close monitoring to keep our documentation of internal controls current. We believe we have the process and appropriate management in place to effectively manage this transition and rapidly respond to mitigate any issues that may arise as a result of the transition.

ITEM 9B. OTHER INFORMATION
     None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2006 fiscal year, is incorporated by reference in response to this Item 10, as noted below:
•	Information about our Directors who are standing for reelection is set forth under “Election of Directors”;

•	Information about our executive officers is set forth under “Executive Officers”;

•	Information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Corporate Governance, The Board, Board Committees and Meetings”; and

•	Information about Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”
     We have adopted a Code of Ethics governing our Chief Executive Officer, Chief Financial and Principal Accounting Officer, and finance department members. The full text of our Code of Ethics is published on our website, at www.hotus.com, under the “Investor Relations-Corporate Governance” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2006 fiscal year, is incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2006 fiscal year, is incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2006 fiscal year, is incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information in our Proxy Statement, which will be filed within 120 days of the end of our 2006 fiscal year, is incorporated by reference in response to this Item 14.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 51 of this Annual Report.

2.	Financial Statement Schedule: See “Schedule II” on page 91 of this Annual Report

3.	Exhibits

The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2006 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibits preceded by cross (†) are management contracts or compensatory plans or arrangements.

2.1	Acquisition Agreement, dated April 29, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2004).
2.2	Amendment to the Acquisition Agreement, dated June 1, 2004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited (Barbados), and Helen of Troy Limited (Bermuda) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).
3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).
3.2	Bye-Laws, as Amended (incorporated by reference to Exhibit 4.2 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-128832, filed with the Securities and Exchange Commission on October 10, 2005).
4.1	Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 1998).
10.1†	Form of Directors’ and Executive Officers’ Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).
10.2†	1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the 1993 S-4).
10.3	Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation’s Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the “November 1992 10-Q”)).
10.4	Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).
10.5	Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).

10.6	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.7	First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K for the period ending February 28, 1993 (the “1993 10-K”)).
10.8	First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to the 1993 10-K).
10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.11	Amended and Restated Note Purchase, Guaranty and Master Shelf Agreement, $40,000,000 7.01 percent Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996).
10.12†	Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).
10.13†	Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 (the “August 1999 10-Q”)).
10.14†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).
10.15	Master License Agreement dated October 21, 2002, between The Procter & Gamble Company and Helen of Troy Limited (Barbados) (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).
10.16	Acquisition Agreement, dated August 31, 2003, between Conopco, Inc. (a wholly owned subsidiary of Unilever NV), Helen of Troy Limited (Barbados), Helen of Troy Limited (Bermuda), and Helen of Troy Texas Corporation for the purchase of certain assets related to the North American, Latin American and Caribbean production and distribution of Brut Fragrances, Deodorants and Antiperspirants (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2003).
10.17†	Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, dated August 26, 2003 (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ended August 31, 2003 (the “August 2003 10-Q”)).
10.18	Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).
10.19	Guaranty, dated as of June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

10.20	Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2004).
10.21†	Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2005).
10.22	Purchase and Sale Agreement between Helen of Troy L.P. (“Purchaser”) and DTC Eastgate 1, LLC (“Seller”), effective May 2, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2005).
10.23	Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ended November 30, 2005 (the “November 2006 10-Q”)).
10.24†	Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).
10.25*†	Form of Helen of Troy Limited Nonstatutory Stock Option Agreement.
10.26*†	Form of Helen of Troy Limited Incentive Stock Option Agreement.
10.27	Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2006 10-Q).
10.28	First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2006 10-Q).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By:	/s/ Gerald J. Rubin

Gerald J. Rubin, Chairman, Chief Executive Officer and Director May 12, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin Gerald J. Rubin Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer May 12, 2006	/s/ Thomas J. Benson Thomas J. Benson Senior Vice President, Chief Financial Officer May 12, 2006

/s/ Richard J. Oppenheim Richard J. Oppenheim Financial Controller and Principal Accounting Officer May 12, 2006	/s/ Stanlee N. Rubin Stanlee N. Rubin Director May 12, 2006

/s/ Byron H. Rubin Byron H. Rubin Director May 12, 2006	/s/ Gary B. Abromovitz Gary B. Abromovitz Director, Deputy Chairman of the Board May 12, 2006

/s/ John B. Butterworth John B. Butterworth Director May 12, 2006	/s/ Christopher L. Carameros Christopher L. Carameros Director May 12, 2006

/s/ Adolpho R. Telles Adolpho R. Telles Director May 12, 2006	/s/ Timothy F. Meeker Timothy F. Meeker Director May 12, 2006

/s/ Darren G. Woody Darren G. Woody Director May 12, 2006