Form 10-Q
period 2006-05-31
HELEN OF TROY LTD
filed 2006-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..... to …..

Commission file number: 001-14669

HELEN OF TROY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarenden House Church Street Hamilton, Bermuda
(Address of principal executive offices)

1 Helen of Troy Plaza
El Paso, Texas	79912
(Registrant’s United States Mailing Address )	(Zip Code)

(915) 225-8000
(Registrant’s telephone number, including area code)

[Not Applicable]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 6, 2006
Common Shares, $0.10 par value per share	30,032,922 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX - FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	May 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,072	$18,320
Trading securities, at market value	247	97
Foreign currency forward contracts	-	584
Receivables - principally trade, less allowance of $1,078 and $850	114,239	107,289
Inventories	164,019	168,401
Prepaid expenses	8,638	5,793
Deferred income tax benefits	10,779	10,690
Total current assets	323,994	311,174

Property and equipment, at cost less accumulated depreciation of $29,467 and $27,039	99,330	100,703
Goodwill	201,003	201,003
Trademarks, net of accumulated amortization of $226 and $225	157,710	157,711
License agreements, net of accumulated amortization of $14,874 and $14,514	27,441	27,801
Other intangible assets, net of accumulated amortization of $3,498 and $3,044	15,400	15,757
Tax certificates	28,425	28,425
Deferred income tax benefits	146	-
Other assets	15,045	15,170
	$868,494	$857,744

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$12,527	$10,000
Accounts payable, principally trade	32,527	30,175
Accrued expenses	49,032	54,145
Income taxes payable	31,777	31,286
Total current liabilities	125,863	125,606

Long-term compensation liability	1,009	1,706
Deferred income tax liability	-	81
Long-term debt, less current portion	260,107	254,974
Total liabilities	386,979	382,367

Commitments and contingencies (See Notes 3, 11 and 13)

Stockholders' equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $.10 par. Authorized 50,000,000 shares; 30,029,472 and 30,013,172 shares
issued and outstanding	3,003	3,001
Additional paid-in-capital	90,679	90,300
Retained earnings	387,595	380,916
Accumulated other comprehensive income	238	1,160
Total stockholders' equity	481,515	475,377
	$868,494	$857,744

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended May 31,
	2006	2005

Net sales	$130,441	$127,392
Cost of sales	72,500	68,700
Gross profit	57,941	58,692

Selling, general, and administrative expense	47,025	43,394
Operating income	10,916	15,298

Other income (expense):
Interest expense	(4,506)	(3,263)
Other income (expense), net	790	(58)
Total other income (expense)	(3,716)	(3,321)

Earnings before income taxes	7,200	11,977

Income tax expense (benefit):
Current	939	873
Deferred	(418)	557
Net earnings	$6,679	$10,547

Earnings per share:
Basic	$0.22	$0.35
Diluted	$0.21	$0.33

Weighted average common shares used in computing net earnings per share
Basic	30,022	29,854
Diluted	31,460	32,154

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended May 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$6,679	$10,547
Adjustments to reconcile net earnings to net cash provided / (used) by operating activities
Depreciation and amortization	3,880	2,726
Provision for doubtful receivables	(228)	(265)
Stock-based compensation expense	187	-
Unrealized (gain) / loss - trading securities	(60)	121
Deferred taxes, net	(458)	(557)
Gain on the sale of property, plant and equipment	(422)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,722)	262
Forward contracts	862	(1,914)
Inventories	4,382	(36,364)
Prepaid expenses	(2,845)	(2)
Other assets	(298)	(363)
Accounts payable	2,352	9,097
Accrued expenses	(6,908)	(7,761)
Income taxes payable	542	768
Net cash provided / (used) by operating activities	943	(23,705)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(1,700)	(3,756)
Proceeds from the sale of property, plant and equipment	666	-
Net cash used by investing activities	(1,034)	(3,756)

Cash flows from financing activities:
Proceeds from debt	7,660	-
Net borrowings on revolving line of credit	-	12,000
Proceeds from exercise of stock options, net	143	490
Share-based compensation tax benefit	40	-
Net cash provided by financing activities	7,843	12,490
Net increase / (decrease) in cash and cash equivalents	7,752	(14,971)
Cash and cash equivalents, beginning of period	18,320	21,752
Cash and cash equivalents, end of period	$26,072	$6,781

Supplemental cash flow disclosures:
Interest paid	$3,707	$2,824
Income taxes paid (net of refunds)	$396	$866

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements Of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended May 31,
	2006	2005

Net earnings, as reported	$6,679	$10,547
Other comprehensive income (loss), net of tax:
Cash flow hedges	(922)	2,385
Comprehensive income	$5,757	$12,932

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2006

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2006 and February 28, 2006, and the results of our consolidated operations for the three-month periods ended May 31, 2006 and 2005. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full fiscal year. While we believe that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and other reports on file with the Securities and Exchange Commission.

We have reclassified certain prior-period amounts, and in some cases provided additional information in our consolidated condensed financial statements and accompanying footnotes to conform to the current period’s presentation. These reclassifications have no impact on previously reported net earnings.

In these consolidated condensed financial statements and accompanying footnotes, amounts shown are in thousands of U.S. dollars, except as otherwise indicated.

Note 2 - Adoption of New Accounting Standard for Share-Based Payments

The Company has equity awards outstanding under four share-based compensation plans. The plans consist of two employee stock option and restricted stock plans, a non-employee director stock option plan and an employee stock purchase plan. These plans are described below. The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of share-based compensation expense in the statements of income over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), as amended by related interpretations of the Financial Accounting Standards Board (“FASB”). Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The impact from adopting SFAS 123R pertains to the requirement to expense stock options (including shares of stock acquired through the employee stock purchase plan).

Under stock option and restricted stock plans adopted in 1994 and 1998 (the "1994 Plan" and the "1998 Plan," respectively), as amended, we have reserved a total of 14,750,000 common shares for issuance to key officers and employees. Under these plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options ("ISO's"), non-qualified stock options ("Non-Q's") and restricted share grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately or over a one, four, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. As of May 31, 2006, 552,786 shares remained available for issue under these plans.

Under a stock option plan for non-employee directors (the "Directors’ Plan"), adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors' Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors' Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. On that date, the remaining 284,000 shares available for issue expired.

Under an employee stock purchase plan (the "Stock Purchase Plan"), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of from 1 percent to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under this plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. As of May 31, 2006, 331,716 shares remained available for issue under this plan.

For the three months ending May 31, 2006, the Company expensed $187 (pre-tax) for stock options, which was classified in selling, general, and administrative expense in the consolidated condensed statement of income for the fiscal quarter then ended. The following table highlights the impact of share based compensation expense:

SHARE BASED PAYMENT EXPENSE
(in thousands, except per share data)

	Three Months Ended May 31,
	2006	2005 (1)

Stock options	$187	$-
Employee stock purchase plan	-	-
Share-based payment expense	$187	$-

Share-based payment expense, net of income tax benefit of $40 for the three months ended May 31, 2006	$147	$-

Earnings per share impact of share based payment expense:
Basic	$0.00	$-
Diluted	$0.00	$-

(1) Prior year amounts are before adoption of SFAS 123R under the modified prospective method. Under this method, periods prior to adoption are not restated.

The following table provides the pro forma effect on net earnings and earnings per share as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months ended May 31, 2005:

PRO FORMA NET INCOME AND PRO FORMA EARNINGS PER SHARE
(in thousands, except per share data)

May 31, 2005
Net income:
As reported	$10,547
Share-based payment expense, net of income tax benefit of $106	296
Pro forma	$10,251

Basic income per share:
As reported	$0.35
Pro forma	0.34

Diluted income per share:
As reported	$0.33
Pro forma	0.32

The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three months ended May 31, 2006 and 2005 as follows:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended May 31,
	2006	2005

Weighted-average fair value of grants (in dollars)	$8.22	$9.21
Risk-free interest rate	4.32%	3.79%
Dividend yield	0.00%	0.00%
Expected volatility	40.21%	42.94%
Expected life (in years)	4.32	3.11

The following describes how certain assumptions affecting the estimated fair value of options are determined. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option. The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to at this time. Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying option. The Company uses its historic experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination and holding period behavior for fair value expensing purposes.

A summary of option activity as of May 31, 2006, and changes during the fiscal quarter then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY
(in thousands, except contractual term and per share data)

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Term	Intrinsic
	Options	Price	Fair Value	(in years)	Value

Outstanding at February 28, 2006	6,923	$14.83	$5.52	4.83	$39,317
Granted	7	20.63
Exercised	(15)	(9.01)
Forfeited / expired	(4)	(18.00)
Outstanding at May 31, 2006	6,911	$14.85	$5.53	4.58	$34,233

Exerciseable at May 31, 2006	6,592	$14.71	$5.48	4.44	$33,631

The aggregate intrinsic value of options exercised during the fiscal quarter ended May 31, 2006 was $176. A summary of non-vested option activity as of May 31, 2006, and changes during the three month period then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value

Outstanding at February 28, 2006	410	$6.27
Granted	7	8.22
Vested	(98)	(5.52)
Outstanding at May 31, 2006	319	$6.54

A summary of the Company’s total unrecognized share-based compensation cost as of May 31, 2006 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE
(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$1,392	44.4

Note 3 - Litigation

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.

The lawsuit was brought in the United States District Court for the Western District of Texas and is still in the preliminary stages. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit has been recently filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business. The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 - Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 1,437,418 and 2,300,114 for the three-months ended May 31, 2006 and 2005, respectively. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 908,580 and 183,200 at May 31, 2006 and 2005, respectively.

Note 5 - Segment Information

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our 2006 Annual Report in Form10-K, except as discussed below.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A expense directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the quarter ended May 31, 2006, we began making an allocation of corporate overhead and warehouse expenses to Housewares in lieu of transition charges previously recorded. For the quarter ended May 31, 2006, we allocated expenses totaling $2,425 to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the quarter ended May 31, 2005, transition charges of $1,973 were used to compute the Housewares segments operating income.

Major expense categories now allocated to the Housewares segment in replacement of the transition services charges the Housewares segment previously incurred include:

Major Expense Categories Now Allocated to the Housewares Segment
Customer Service
Credit, Collection and Accounting
Distribution Facility and Equipment Costs
Distribution Labor Charges
General and Administrative Overhead

We recently completed the transition of our Houseware segment’s operations to our internal operating systems and our new warehouse facility in Southaven, Mississippi. The process of consolidating our domestic appliance inventories into the same new facility is still underway. As a result of these transitions, we have incurred, and will continue to incur, additional expenses that we believe will decline as operations in the new facility finally stabilize. Accordingly, we plan to re-evaluate our allocation methodology later in the current fiscal year. At that time, there may be some additional reduction in operating income for the Housewares segment, offset by an equal increase in the operating income for the Personal Care segment. The extent of this operating income impact between the segments can not yet be determined.

Other items of income and expense, including income taxes, are not allocated to operating segments.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2006 AND 2005
(in thousands)

	Personal
May 31, 2006	Care	Housewares	Total

Net sales	$105,324	$25,117	$130,441
Operating income	6,192	4,724	10,916
Capital, license, trademark and other intangible expenditures	1,182	518	1,700
Depreciation and amortization	2,619	1,261	3,880

	Personal
May 31, 2005	Care	Housewares	Total

Net sales	$100,517	$26,875	$127,392
Operating income	7,910	7,388	15,298
Capital, license, trademark and other intangible expenditures	3,330	426	3,756
Depreciation and amortization	1,962	764	2,726

For the quarter ended May 31, 2006, the Housewares segment’s capital expenditures and depreciation expense include $281 and $388, respectively, of charges associated with the operation of our new Mississippi distribution facility.

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT MAY 31, 2006 AND FEBRUARY 28, 2006
(in thousands)

	Personal
	Care	Housewares	Total

May 31, 2006	$529,028	$339,466	$868,494
February 28, 2006	512,594	345,150	857,744

Note 6 - Property and Equipment

A summary of property and equipment was as follows:

PROPERTY AND EQUIPMENT
(in thousands)

	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2006	2006

Land	-	$9,378	$9,623
Building and improvements	10 - 40	62,471	62,374
Computer and other equipment	3 - 10	39,396	37,601
Molds and tooling	1 - 3	5,250	4,907
Transportation equipment	3 - 5	3,902	3,875
Furniture and fixtures	5 - 15	7,902	7,865
Construction in process	-	498	457
Information system under development	-	-	1,040
		128,797	127,742
Less accumulated depreciation		(29,467)	(27,039)
Property and equipment, net		$99,330	$100,703

On May 31, 2006, we sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and we recorded a gain on the sale of $422.

We recorded $2,428 and $1,604 of depreciation expense for the three months ended May 31, 2006 and 2005, respectively.

Note 7 - Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed our annual impairment test during the first quarter of fiscal 2007 as required by SFAS 142, and have determined that none of our goodwill or other intangible assets were impaired at that time.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS
(in thousands)

			May 31, 2006			February 28, 2006
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount

Goodwill:
OXO	Housewares	Indefinite	$165,934	$-	$165,934	$165,934	$-	$165,934
All other goodwill	Personal Care	Indefinite	35,069	-	35,069	35,069	-	35,069
			201,003	-	201,003	201,003	-	201,003

Trademarks:
OXO	Housewares	Indefinite	75,200	-	75,200	75,200	-	75,200
Brut	Personal Care	Indefinite	51,317	-	51,317	51,317	-	51,317
All other - definite lives	Personal Care	[1]	338	(226)	112	338	(225)	113
All other - indefinite lives	Personal Care	Indefinite	31,081	-	31,081	31,081	-	31,081
			157,936	(226)	157,710	157,936	(225)	157,711

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	18,000	18,000	-	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(14,874)	9,441	24,315	(14,514)	9,801
			42,315	(14,874)	27,441	42,315	(14,514)	27,801

Other:
Patents, customer lists and
non-compete agreements	Housewares	2 - 13 Years	18,898	(3,498)	15,400	18,801	(3,044)	15,757
Total			$420,152	$(18,598)	$401,554	$420,055	$(17,783)	$402,272

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three-months ending May 31, 2006 and 2005, as well as estimated amortization expense for the fiscal years ending the last day of February 2007 through 2012.

AMORTIZATION OF INTANGIBLES
(in thousands)

Aggregate Amortization Expense
For the three months ended

May 31, 2006	$815
May 31, 2005	$789

Estimated Amortization Expense
For the fiscal years ended

February 2007	$3,039
February 2008	$2,915
February 2009	$2,666
February 2010	$2,621
February 2011	$2,148
February 2012	$2,042

Note 8 - Short Term Debt

On June 1, 2004, we entered into a five year $75,000 Credit Agreement (“Revolving Line of Credit Agreement”), with Bank of America, N.A. and other lenders. Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America's prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the "Leverage Ratio" at the time of the borrowing. The "Leverage Ratio" is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") for the period of the four consecutive fiscal quarters most recently ended.

The credit line allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. There were no draws or associated interest expense during the fiscal quarter ended May 31, 2006. As of May 31, 2006, there were no revolving loans or open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries. Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009.

Note 9 - Accrued Expenses

A summary of accrued expenses was as follows:

ACCRUED EXPENSES
(in thousands)

	May 31,	February 28,
	2006	2006

Accrued sales returns, discounts and allowances	$23,971	$24,176
Accrued compensation	2,224	7,603
Accrued advertising	6,719	7,617
Accrued interest	3,281	2,671
Accrued royalties	1,089	2,577
Accrued professional fees	1,660	1,502
Accrued benefits and payroll taxes	1,426	1,495
Accrued freight	1,371	858
Accrued property, sales and other taxes	655	593
Foreign currency forward contracts	278	-
Other	6,358	5,053
Total Accrued Expenses	$49,032	$54,145

Note 10 - Product Warranties

The Company's products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $6,571 and $7,373 as of May 31, 2006 and February 28, 2006, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability.

The following table summarizes the activity in the Company's accrual for the three-months ended May 31, 2006 and fiscal year ended February 28, 2006:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

	May 31,	February 28,
	2006	2006
	(Three Months)	(Year)

Balance at the beginning of the period	$7,373	$5,767
Additions to the accrual	4,971	22,901
Reductions of the accrual - payments and credits issued	(5,773)	(21,295)
Balance at the end of the period	$6,571	$7,373

Note 11 - Income Taxes

Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 include adequate provisions for this liability. As a result of this tax settlement, in the fiscal quarter just ended, we reversed $192 of tax provision previously established and recorded $279 of associated interest. We expect the liability to be paid with $3,282 of tax reserve certificates and the balance in cash during our second fiscal quarter of 2007.

For the fiscal years 1998 through 2003, the IRD has assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. Hong Kong levies taxes on income earned from certain activities previously conducted in Hong Kong. We are currently in negotiations with the IRD regarding these issues. It is unclear at this time how these issues will be resolved.

In connection with the IRD's tax assessment for the fiscal years 1998 through 2003, we have purchased tax reserve certificates in Hong Kong totaling $25,144. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with any such proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate.

Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities that are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

Effective March 2005, we had concluded the conduct of all operating activities in Hong Kong that we believe were the basis of the IRD’s assessments. In the third quarter of fiscal 2005, the Company established a Macao offshore company (“MOC”) and began operating from Macao. As a MOC, we have been granted an indefinite tax holiday and currently pay no taxes. Accordingly, no additional accruals for Hong Kong contingent tax liabilities beyond February 2005 have been provided.

United States Income Taxes - The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of $13,424 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568. The resulting tax liability had already been provided for in our tax reserves and prior to the current fiscal year we had decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability and associated interest of $914 were settled in the fourth quarter of fiscal 2006. The IRS is auditing the U.S. consolidated federal tax returns for fiscal years 2003 and 2004. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated condensed financial statements.

Repatriation of Foreign Earnings - On February 22, 2006, the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004 (the “AJCA”), of $48,554 in foreign earnings. As a result, we incurred a one-time tax charge of $2,792 in the fourth fiscal quarter ending February 28, 2006.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The AJCA included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the United States after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA.

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

Note 12 - Long Term Debt

A summary of long-term debt was as follows:

LONG TERM DEBT
(in thousands)

		Range of Interest Rates
		Quarter
	Original Date	Ended May 31,	Fiscal	Latest Rate		May 31,	February 28,
	Borrowed	2006	2006	Payable	Matures	2006	2006

$40,000 unsecured Senior Note Payable at a
fixed interest rate of 7.01%. Interest payable
quarterly, principal of $10,000 payable
annually beginning on January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$20,000	$20,000

$15,000 unsecured Senior Note Payable at a
fixed interest rate of 7.24%. Interest payable
quarterly, principal of $3,000 payable
annually beginning on July 2008.	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis		5.371%	3.41%
points. Principal is due at maturity. Notes		to	to
can now be prepaid without penalty.	06/04	5.81%	5.371%	6.35%	06/09	100,000	100,000

$50,000 unsecured floating interest rate 7
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis		5.371%	3.41%
points. Principal is due at maturity. Notes can		to	to
be prepaid after June 2006 without penalty.	06/04	5.81%	5.371%	6.35%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 90 basis		5.421%	3.46%
points. Principal is due at maturity. Notes can		to	to
be prepaid after June 2006 without penalty.	06/04	5.86%	5.421%	6.40%	06/14	75,000	75,000

$12,634 unsecured Industrial Development
Revenue Bonds. Interest is set and payable
quarterly at Company's election either Bank
Prime or applicable LIBOR plus 0.75% to
1.25% as determined by loan agreement
formula. Principal converted to five-year		5.42%	5.295%
Bonds in May 2006, due in annual		to	to
installments beginning May, 2007.	08/05	6.166%	5.42%	6.166%	05/11	12,634	4,974
						272,634	264,974
Less current portion of long-term debt						(12,527)	(10,000)
Long-term debt, less current portion						$260,107	$254,974

Included in interest expense are amortized financing costs of $189 and $198 for the three months ended May 31, 2006 and 2005, respectively.

All of our long-term debt is guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. As of May 31, 2006, we are in compliance with all the terms of these notes.

 Note 13 - Contractual Obligations

Our contractual obligations and commercial commitments, as of May 31, 2006 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:
(in thousands)

		2007	2008	2009	2010	2011	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Recorded Contractual Obligations
Long-term debt - floating rate	$237,634	$2,527	$2,527	$2,527	$102,527	$2,526	$125,000
Long-term debt - fixed rate	35,000	10,000	10,000	3,000	3,000	3,000	6,000
Long-term incentive plan payouts	2,132	1,498	634	-	-	-	-

Unrecorded Contractual Obligations
Interest on floating rate debt *	70,545	13,889	13,733	13,578	8,096	7,456	13,793
Interest on fixed rate debt	5,999	2,196	1,495	896	679	462	271
Open purchase orders	78,626	78,626	-	-	-	-	-
Minimum royalty payments	11,196	2,305	2,494	2,457	1,843	1,246	851
Advertising and promotional	23,366	11,727	7,270	1,502	800	800	1,267
Operating leases	5,146	3,627	938	335	246	-	-
Other	665	405	260	-	-	-	-
Total contractual obligations	$470,309	$126,800	$39,351	$24,295	$117,191	$15,490	$147,182

* The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of May 31, 2006. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,376 per year to floating rate interest expense over the next year.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2011. Certain of the leases contain escalation clauses and renewal or purchase options.

On February 2, 2006, we sold a 619,000 square foot distribution facility in Southaven, Mississippi for $16,850 recording a gain on the sale of $1,304. We entered into an initial lease agreement with the new owners through April 2006 calling for monthly rentals of $141 per month including insurance and property tax payments.

We have recently obtained an extension on the lease of our formerly owned facility. As a result we will now be making monthly lease payments of $175 including insurance and property tax payments through the end of the new lease term, which expires on February 28, 2007. The facility primarily houses appliances inventory, which we are in the process of moving from this facility to our new 1,200,000 square foot distribution facility, also located in Southaven. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between facilities.

Rent expense related to our operating leases was $1,073 and $633 for fiscal quarters ended May 31, 2006 and 2005, respectively.

Note 14 - Forward Contracts

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the fiscal quarters ended May 31, 2006 and 2005, we transacted 15 percent and 12 percent, respectively of our net sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, the British Pound, Euro, Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income. These amounts are subsequently recognized in "Selling, general, and administrative expense" in the consolidated condensed statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in "Selling, general, and administrative expense" in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at May 31, 2006 and February 28, 2006:

CASH FLOW HEDGES

May 31, 2006

Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at May 31,	Weighted Average Forward Rate at	Weighted Average Forward Rate at May 31,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.8650	1.8228	1.8704	($476)
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.8650	1.9010	1.8812	198
Sell	Canadian	$200,000	5/30/2006	6/20/2006		1.1000	1.1024	1.0996	1.1019	-
										($278)

February 28, 2006

Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at May 31,	Weighted Average Forward Rate at	Weighted Average Forward Rate at May 31,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

Note 15 - Purchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006 our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. During the fiscal quarters ended May 31, 2006 and 2005, respectively, we did not repurchase any common shares. From September 1, 2003 through May 31, 2006, we have repurchased 1,563,836 shares at a total cost of $45,612, or an average price per share of $29.17. An additional 1,436,164 shares remain authorized for purchase under this plan.

Note 16 - Customer and Supplier Concentrations

Customers - Sales to our largest customer and its affiliate accounted for approximately 22 percent and 25 percent of our net sales in fiscal 2006 and 2005, respectively. Sales to our second largest customer accounted for approximately 10 percent and 8 percent of our net sales in fiscal 2006 and 2005, respectively. No other customers accounted for ten percent or more of net sales during those fiscal years. Sales to our top five customers accounted for approximately 46 percent and 44 percent in fiscal 2006 and 2005, respectively.

Suppliers - We use third party manufacturers to fulfill our manufacturing needs. Most of these manufacturers are in the Far East, primarily in the Peoples' Republic of China, Thailand, Taiwan, and South Korea. Most of our grooming, skin care and hair care products are currently manufactured in North America. We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures and the risk embedded in such expenditures. Manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products. All our business segments employ numerous technical and quality control persons to assure high product quality.

We have relationships with over 200 third-party manufacturers. Of those, our top two manufactures currently fulfill approximately 14 percent and 11 percent of our product requirements. Our top five suppliers currently fulfill approximately 42 percent of our product requirements.

We do not have long-term contracts with our manufacturers. We rely on our longstanding relationships with these suppliers to assure adequate sources of supply. Should one or more of our manufacturers stop producing product on our behalf, it could have a material adverse effect on our business, financial condition, and results from operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled Item 3. "Quantitative and Qualitative Disclosures about Market Risk", "Information Regarding Forward Looking Statements", Part II, Item 1A, “Risk Factors” and in the Company's most recent report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006.

OVERVIEW OF THE QUARTER'S ACTIVITIES:

Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to average approximately 20 percent of the year's total on a historical basis. Our second fiscal quarter is characterized by stable sales in the June through first half of July timeframe with increasing sales in the second half of the July through August timeframe as we build towards a peak shipping season in the third quarter.

A focus this quarter has been the completion of the transition of our Housewares segment to our Global Enterprise Resource Planning System, including the move of Housewares inventory from a Monee, Illinois distribution center operated by a third party to our new 1,200,000 square foot Southaven, Mississippi distribution facility.

The move to the new facility and related distribution systems began in December 2005 and is substantially complete. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. Conversions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management's attention for a period of time after the conversion as the organization adapts to the new system and seeks to respond quickly to its day-to-day operational requirements. Initially, we experienced warehouse order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of the new distribution facility. The delays caused a backlog in orders and in some cases, order cancellations. Throughout the first fiscal quarter we worked to resolve the technical and operational issues that were causing the delays, and address the issues with affected customers. We believe the strength of our customer relationships will not be affected over the long term. By the end of the quarter, we believe we had addressed the most significant issues and the new facility began to attain its originally planned operational throughput.

We also completed a move of our Grooming, Skin Care and Hair Products inventories from our El Paso, Texas distribution center to the new Southaven, Mississippi facility and commenced shipments from that facility. In this move, we experienced some transitional issues, but none of the magnitude or impact as those we experienced with Housewares.

We originally had planned to move the balance of our domestic Personal Care segment appliance inventory into the new facility by the end of the first fiscal quarter. However, due to the issues we experienced with our Housewares segment, we decided to delay the completion of this transition. Once we are satisfied that operations have stabilized with respect to the inventories in place at the new facility, and we are past our peak shipping season, we will move the balance of our appliance inventory from its existing distribution facility to the new distribution facility. In connection with this decision, we have recently obtained an extension on the lease of our formerly owned facility which currently houses our appliance inventory. As a result of the extension, the lease term expires February 28, 2007. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between facilities.

As we previously reported, we expected the above delays and other costs of the transition to have some impact on the first quarter’s operating results. Management estimates the negative impact of these issues on the segment’s net sales for the quarter ending May 31, 2006 to be in the $4.5 to $5 million dollar range. Operating performance improved as the quarter progressed. In June 2006, we had caught up on our backlog.

Consolidated net sales for the quarter increased 2.4 percent to $130,441 compared to $127,392 for the same period last year. Consolidated gross profit for the quarter decreased 1.3 percentage points to 44.4 percent compared to 46.1 percent for the same period last year. Consolidated operating income for the quarter was 8.4 percent of net sales or $10,916 compared with 12.0 percent of net sales or $15,298 for the same period last year. Raw materials price increases in the Grooming, Skin Care and Hair Products, price concessions, allowances and accommodations granted to customers for late shipments in our Housewares segment, and category and product mix changes were the key drivers for lower gross margins. Key elements of increased selling, general and administrative costs were increased personnel costs, higher depreciation, higher outbound freight costs and higher facility related costs due to the operational transitions discussed above. These costs were offset somewhat by lower advertising expenditures when compared to the same period last year.

Total assets increased 3.6 percent, or $29,836, to $868,494 at May 31, 2006 when compared with May 31, 2005. Total current and long-term debt outstanding at May 31, 2006 was $272,634 compared to $282,000 outstanding at May 31, 2005. Total stockholders’ equity was $481,515 at May 31, 2006 compared to $434,112 at May 31, 2005.

Personal Care Segment

Net sales in the segment for the first fiscal quarter increased 4.8 percent to $105,324 compared with $100,517 for the same period last year. All three major product groups, appliances; grooming, skin care and hair products; and brushes combs and accessories showed increases in the first quarter when compared with the same period last year. Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Changes in product mix are allowing us to realize higher average unit prices, which offset is some categories, unit volume decreases. Over the last year, the prices of raw materials such as copper, steel and plastics have experienced significant increases and we currently expect them to remain high for the foreseeable future. We largely have been able to avoid significant price increases to our customers due to raw materials increases, or pass these on by moving customers to newer product models with enhancements that we can charge higher prices for. We believe that we may need to raise our prices at some point this year. The extent to which we will be successful in doing so, the timing, and the ultimate impact of such increases is uncertain. Accordingly we expect to experience margin pressure in this segment throughout the balance of the year.

•
Appliances. Products in this group include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for the first fiscal quarter ended May 31, 2006 increased approximately 3.3 percent over the same quarter in the prior year. We have succeeded in moving our business to higher unit prices with slightly increased unit volumes. For the quarter, increases in our average unit selling price contributed approximately 2.5 percent to net sales growth while increases in our unit volume contributed approximately 0.8 percent to net sales growth. Vidal Sassoon®, Revlon®, Hot Tools®, Dr. Scholl's®, Sunbeam®, and Health o Meter® were key brands in this group.

In March 2006, we secured the rights in certain European and Asian Markets to introduce a line of hair care appliances under the Toni & Guy® brand name. Toni & Guy® is an international chain of hundreds of hair salons throughout Europe that has expanded operations into certain key urban markets in the United States. We believe our association with Toni & Guy® will create new sales opportunities for our products in Europe.

•
Grooming, Skin Care, and Hair Products. Products in this group include liquid hair styling products, men’s fragrances, men’s deodorants, body powder, and skin care products. Net sales for the first fiscal quarter ended May 31, 2006 increased approximately 5.9 percent over the same quarter in the prior year. The significant improvement in the first quarter is primarily due to the continued sales growth for our Brut® and Sea Breeze® brands. Latin American growth in this category was exceptionally strong with sales growth up 81 percent for the current fiscal quarter when compared to the same fiscal quarter last year. The growth came from new distribution and continued extension of our product lines for the Latin American market. Domestically, business was soft as a number of major retail and mass merchant chains slowed reorders to reduce their inventory levels. Our Grooming, Skin Care, and Hair Care portfolio includes these key brands: Brut®, Sea Breeze®, Vitalis® and Skin Milk®.

•
Brushes, Combs, and Accessories. Net sales for the first fiscal quarter ended May 31, 2006 increased approximately 16.0 percent over the same quarter in the prior year. This was due to new customers and product development and positioning changes made over the last year. Our new lines and mix of Vidal Sassoon® and Revlon® accessories and other product initiatives are achieving higher unit prices along with new distribution. Vidal Sassoon®, Revlon® and Karina® were key brands in this group.

Housewares Segment

Our Housewares segment reports the operations of OXO International, Inc. which was acquired in fiscal 2004. For the current fiscal quarter ended May 31, 2006, net sales for the Housewares segment decreased by approximately 6.5 percent over the same period last year. The Housewares segment’s reported net sales were $25,117 for the quarter ended May 31, 2006 compared to $26,875 for the same period last year.

For the fiscal quarter ended May 31, 2006, average unit prices favorably impacted net sales by approximately 5.8 percent, yet lower unit volumes had a negative 12.3 percent impact on net sales when compared to the same period last year. Unit prices increased because the Houseware segment’s business has been expanding its product mix into higher price point goods such as trash cans, tea kettles and hand tools. Unit volumes decreased primarily in March 2006, as a result of warehouse order processing and shipment delays, due principally to the transition to our new distribution center. As we have discussed above, these delays caused a backlog in orders, order cancellations, and in certain cases, required price concessions, and the granting of other allowances and accommodations for late shipments. By the end of the quarter, we believe we had addressed the most significant issues. Management estimates the negative impact of these issues on the segment’s net sales for the quarter ending May 31, 2006 to be between $4.5 to $5 million. Operating performance improved as the quarter progressed. In June 2006, our backlog had generally returned to normal levels. OXO Good Grips®, OXO Steel™ and OXO SoftWorks® are our key brands in this group.

RESULTS OF OPERATIONS

Comparison of fiscal quarter ended May 31, 2006 to the same period ended May 31, 2005.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

SELECTED OPERATING DATA
(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2006	2005	$ Change	% Change	2006	2005

Net sales
Personal Care Segment	$105,324	$100,517	$4,807	4.8%	80.7%	78.9%
Housewares Segment	25,117	26,875	(1,758)	-6.5%	19.3%	21.1%
Total net sales	130,441	127,392	3,049	2.4%	100.0%	100.0%
Cost of sales	72,500	68,700	3,800	5.5%	55.6%	53.9%
Gross profit	57,941	58,692	(751)	-1.3%	44.4%	46.1%

Selling, general, and administrative expense	47,025	43,394	3,631	8.4%	36.1%	34.1%
Operating income	10,916	15,298	(4,382)	-28.6%	8.4%	12.0%

Other income (expense):
Interest expense	(4,506)	(3,263)	(1,243)	38.1%	-3.5%	-2.6%
Other income, net	790	(58)	848	*	0.6%	0.0%
Total other income (expense)	(3,716)	(3,321)	(395)	11.9%	-2.8%	-2.6%
Earnings before income taxes	7,200	11,977	(4,777)	-39.9%	5.5%	9.4%
Income tax expense	521	1,430	(909)	-63.6%	0.4%	1.1%
Net earnings	$6,679	$10,547	$(3,868)	-36.7%	5.1%	8.3%

* Calculation is Not Meaningful

Consolidated Sales and Gross Profit Margins

Consolidated net sales for the first fiscal quarter ending May 31, 2006 increased 2.4 percent to $130,441 compared with $127,392 for the same period last year. There were no new product acquisitions to provide net sales growth during the fiscal quarter ending May 31, 2006. All growth during the quarter came from our core business (business we operated during the same fiscal period last year). For the fiscal quarter ending May 31, 2005, new product acquisition included all OXO Housewares products acquired in June, 2004, and Skin Milk® and Time Block® lines of skin care products, acquired in September, 2004. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES
(in thousands)

	Three Months Ended May 31,
	2006	2005

Prior year's net sales for the same period	$127,392	$107,021

Components of net sales change
Core business net sales change	3,049	(7,549)
Net sales from acquisitions (non-core business net sales)	-	27,920
Change in net sales	3,049	20,371
Net sales	$130,441	$127,392

Total net sales growth	2.4%	19.0%
Core business net sales change	2.4%	-7.1%
Net sales change from acquisitions (non-core business net sales change)	0.0%	26.1%

In the first quarter of the current fiscal year, our personal care segment contributed $4,807, or 3.8 overall percentage points to our consolidated net sales growth. This was partially offset by a net sales decline in our Housewares segment of $1,758, for a negative 1.4 overall percentage point impact on consolidated net sales.

In our Personal Care segment, product mix changes allowed us to realize higher average unit prices, which offset unit volume declines to produce a net sales increase of 4.8 percent over the same period last year. Overall for the current fiscal quarter, average unit price increases favorably impacted the segment’s net sales by approximately 5.0 percent and unit volume decreases impacted the segment’s net sales by approximately 0.2 percent. Unit volume decreases were due to unit volume declines in our domestic Grooming, Skin Care, and Hair Products category where a number of major retail and mass merchant chains slowed reorders to reduce their inventory levels. This was partially offset by strong Latin American growth in the same product category.

In our Housewares segment, while product mix changes also allowed us to realize higher average unit prices, which partially offset unit volume declines to produce a net sales decrease of 6.5 percent over the same period last year. Overall for the current fiscal quarter, average per unit prices favorably contributed approximately 5.8 percentage points to net sales growth over the same period last year. This was offset by the negative 12.3 percentage point impact on net sales due to unit volume declines. The unit volume declines were primarily due to warehouse order processing and shipment delays associated with our move to a new warehouse, as discussed in more detail above. Management estimates the negative impact of these issues on the segment’s net sales for the quarter ending May 31, 2006 to be between $4.5 to $5 million. Net sales recovered in April and May as our backlog returned to normal levels and exceeded our originally planned shipping goal for these months.

Consolidated gross profit, as a percentage of sales for the first fiscal quarter ended May 31, 2006, decreased 1.7 percentage points to 44.4 percent, compared to 46.1 percent for the same period in the prior year. The decrease in gross profit is primarily due to:

•	price concessions, allowances and accommodations granted to customers for late shipments in our Housewares segment;

•	the Housewares segment’s expansion into higher price point lower margin product lines; and

•	margin pressure in our Personal Care segment due to raw materials price increases in Grooming, Skin Care, and Hair Products category.

In the fiscal quarter ended May 31, 2006, margins continued to benefit from an overall favorable impact on net sales of exchange rates. The overall net impact of foreign currency changes was to provide approximately $188 of additional sales dollars for the quarter ended May 31, 2006 when compared to the same period in the prior year. The Canadian Dollar and Brazil Real were a source of exchange rate gains, which were offset somewhat by unfavorable exchange rates for the British Pound, the Euro, and the Mexican Peso.

Selling, general, and administrative expenses

Selling, general, and administrative expenses, expressed as a percentage of net sales, increased for the fiscal quarter ended May 31, 2006 to 36.1 percent from 34.1 for the same period in the prior year. The increases in the quarter were primarily due to increased personnel costs, higher depreciation, higher outbound freight costs and higher facility related costs as a result of the operational transitions previously discussed. These costs were offset somewhat by lower advertising expenditures when compared to the same period last year.

Operating Income by Segment:

The following table sets forth, for the periods indicated, our operating income by segment, as a percentage of net sales, and as a year-over-year percentage change:

OPERATING INCOME BY SEGMENT
(dollars in thousands)

	Quarter Ended May 31,				% of Segment Net Sales
	2006	2005	$ Change	% Change	2006	2005

Personal Care	$6,192	$7,910	$(1,718)	-21.7%	5.9%	7.9%
Housewares	4,724	7,388	(2,664)	-36.1%	18.8%	27.5%
Total operating income	$10,916	$15,298	$(4,382)	-28.6%	8.4%	12.0%

In addition to the changes in operating income components discussed above, during the first fiscal quarter of 2006, we began allocating corporate overhead to our Housewares segment. The operating income for the quarter ending May 31, 2005 does not include this allocation for the reasons discussed below.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A expense directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the quarter ended May 31, 2006, we began making an allocation of corporate overhead and warehouse expenses to Housewares in lieu of transition charges previously recorded. For the quarter ended May 31, 2006, we allocated expenses totaling $2,425 to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the quarter ended May 31, 2005, transition charges of $1,973 were used to compute the Housewares segments operating income. For additional discussion of these charges, see Note 5 to the accompanying consolidated condensed financial statements.

The recent transition of our Houseware segment’s operations to our internal operating systems and our new warehouse facility in Southaven, Mississippi and the pending consolidation of our domestic appliance inventories into the same new facility have caused us to incur, and will continue to cause us to incur, additional expenses that we believe will decline when operations in the new facility stabilize. Accordingly, we plan to re-evaluate our allocation methodology later in the current fiscal year. At that time, there may be some additional reduction in operating income for the Housewares segment, offset by an equal increase in the operating income for the Personal Care segment. The extent of this operating income impact between the segments can not yet be determined.

Interest expense and other income / expense

Interest expense for the fiscal quarter ended May 31, 2006 increased to $4,506 compared to $3,263 for the same period in the prior year. The overall increase is the result of increased interest rates on our floating rate debt and interest expense recorded in connection with a Hong Kong tax settlement.

Other income (expense), net for the fiscal quarter ended May 31, 2006 was $790 of net other income compared to $58 of net other expense for the same period in the prior year. The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)
(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2006	2005	$ Change	% Change	2006	2005

Interest income	$289	$85	$204	240.0%	0.2%	0.1%
Unrealized gains (losses on) securities	60	(181)	241	-133.1%	0.0%	-0.1%
Miscellaneous other income	441	38	403	*	0.3%	0.0%
Total other income (expense)	$790	$(58)	$848	*	0.6%	0.0%

* Calculation is not meaningful

Interest income is higher for fiscal quarter ended May 31, 2006 when compared to the same period last year due to higher levels of temporarily invested cash being held thus far this year and higher interest rates earned.

Unrealized gains (losses) on securities for fiscal quarter ended May 31, 2006 includes a $60 unrealized gain on marketable securities compared to a $181 unrealized loss on the same securities for the same period in the prior fiscal year. We have recently reclassified certain securities previously reported as stock available for sale as marketable securities as certain restrictions against sale, previously reported have now passed and we are free to sell these securities at a time we deem appropriate. These securities had a fair market value of $60 at both May 31, 2006 and 2005.

Miscellaneous other income for fiscal quarter ended May 31, 2006 was $441 compared to $38 for the same period in the prior fiscal year. The current fiscal quarter’s income includes a $422 gain from the sale of 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center.

Income tax expense

Income tax expense for the three-month period ended May 31, 2006 was 7.2 percent of earnings before income taxes, versus 11.9 percent of earnings before income taxes for the same period in the prior year. The overall quarter-to-quarter 4.7 percentage point decline in rates is due to:

•	a 2.7 percentage point impact of a reversal of $192 of tax provision previously established in connection with a Hong Kong tax settlement; and

•	a 2.0 percentage point impact due to more of our income in fiscal 2006 being taxed in lower tax rate jurisdictions.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of May 31, 2006 and May 31, 2005 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended May 31,
	2006	2005

Accounts Receivable Turnover (Days) (1)	75.1	72.3
Inventory Turnover (Times) (1)	1.8	2.3
Working Capital (in thousands)	$198,131	$163,000
Current Ratio	2.6 : 1	2.1 : 1
Ending Debt to Ending Equity Ratio (2)	56.6%	65.0%
Return on Average Equity (1)	9.9%	18.1%

(1)
Accounts receivable turnover, inventory turnover, and return on average equity computations use 12-month trailing sales, cost of sales, or net income components as required by the particular measure. The current and four prior quarters' ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)
Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines when they appear on our consolidated condensed balance sheets: "Revolving line of credit", "Current portion of long-term debt", and "Long-term debt, less current portion".

Operating Activities

Our cash balance was $26,072 at May 31, 2006 compared to $18,320 at February 28, 2006. Operating activities provided $943 of cash during the first three months of fiscal 2007, compared to $23,705 of cash consumed during the same period in fiscal 2006.

Accounts receivable increased $6,950 to $114,239 during the first three months of fiscal 2007 compared to $107,289 at the end of fiscal 2006. Accounts receivable turnover increased to 75.1 days at May 31, 2006 from 72.3 days at May 31, 2005. As Latin American sales grow, their receivables have become a larger part of our overall receivables base which increases our overall accounts receivable turnover days. This international business has longer credit terms than our domestic business, and contributes to the higher average turnover days. Increased shipment levels in our Housewares segment in the later part of the quarter and collection delays associated with the conversion of Housewares receivables and collection staff to our information systems also contributed to the growth in accounts receivable turnover days. We believe the Houseware segment related issues are being resolved as we gain operating experience under the new systems and expect this trend to reverse with respect to the segment’s business over the balance of the current fiscal year. We believe the trends discussed above will have no impact on our underlying credit quality or ultimate collection rates.

Inventories decreased $4,382 during the first three months of fiscal 2007 compared to an increase of $36,364 during the same period in fiscal 2006. Normally, inventory levels increase in the first fiscal quarter of the year, as we build up new product introductions for late summer and fall. This year, to help buffer against disruptions from our relocation of certain inventories and consolidation of our warehouse operations into our new Southaven, Mississippi distribution facility, we brought in additional inventory during the fourth quarter of fiscal 2006. Prior to the current fiscal year, we also acquired additional inventory in some categories to take advantage of favorable prices which we expected to increase as a result of recent increases in petroleum prices and the prices of raw materials such as copper, steel and plastics. As a result of these inventory strategies, we were able to reduce our purchases and deliveries in the first fiscal quarter of 2007, which resulted in a 2.6% decline in inventories over the quarter. Inventory turnover decreased to 1.8 at the end of May, 2006 when compared to 2.3 at the end of May 2005. Higher product costs, lower twelve month trailing sales, and a higher average inventory investment for the five quarters ended May 31, 2006 as compared to the five quarters ended May 31, 2005 accounted for the change.

Working capital increased to $198,131 at May 31, 2006 compared to $163,000 at May 31, 2005. Our current ratio increased to 2.6:1 at May 31, 2006 compared to 2.1:1 at May 31, 2005. Our current ratio continues to increase because our current assets continue to grow, in percentage terms, faster than our current liabilities.

Investing Activities

Investing activities used $1,034 of cash during the three months ended May 31, 2006. Listed below are some significant highlights of our investing activities:

•	We spent $507 on the Housewares segment conversion to our new information systems. Significant spending on this project is now complete.

•	We spent an additional $356 on our equipment and building improvements in our new Southaven Mississippi Distribution Facility. We expect spending on this facility to moderate over the coming months.

•	We spent $343 on molds and tooling, $109 on information technology infrastructure, and $288 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We spent $97 on new patent costs and registrations.

•	We sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666, originally cost $244, and resulted in a gain on the sale of $422.

Financing Activities

Financing activities provided $7,843 of cash during the three months ended May 31, 2006. Highlights of those activities follow.

•
We drew $7,660 against our $15,000 industrial revenue bond established to acquire equipment, machinery and related assets for our new Southaven, Mississippi distribution facility. At May 31, 2006 we converted the $12,634 total drawn into five-year industrial revenue bonds. The bonds are payable in equal annual installments beginning May 31, 2007, and interest is paid quarterly. These bonds can be prepaid without penalty any time after August 11, 2006.

•	Proceeds from employee option exercises provided $143 of cash during the quarter.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of May 31, 2006 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:
(in thousands)

		2007	2008	2009	2010	2011	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Recorded Contractual Obligations
Long-term debt - floating rate	$237,634	$2,527	$2,527	$2,527	$102,527	$2,526	$125,000
Long-term debt - fixed rate	35,000	10,000	10,000	3,000	3,000	3,000	6,000
Long-term incentive plan payouts	2,132	1,498	634	-	-	-	-

Unrecorded Contractual Obligations
Interest on floating rate debt *	70,545	13,889	13,733	13,578	8,096	7,456	13,793
Interest on fixed rate debt	5,999	2,196	1,495	896	679	462	271
Open purchase orders	78,626	78,626	-	-	-	-	-
Minimum royalty payments	11,196	2,305	2,494	2,457	1,843	1,246	851
Advertising and promotional	23,366	11,727	7,270	1,502	800	800	1,267
Operating leases	5,146	3,627	938	335	246	-	-
Other	665	405	260	-	-	-	-
Total contractual obligations	$470,309	$126,800	$39,351	$24,295	$117,191	$15,490	$147,182

* The future obligation for interest on our variable rate debt is estimated assuming the rates in effect as of May 31, 2006. This is only an estimate; actual rates will vary over time. For instance, a 1 percent increase in interest rates could add $2,376 per year to floating rate interest expense over the next year.

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

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involves the application of several such policies. These policies include: estimates used in computing share based compensation expense, estimates used to compute our allowance for doubtful accounts, estimates of our exposure to liability for income taxes, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets, and the economic useful life of intangible assets.

Stock Options - Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Share-based compensation expense for all awards granted after February 28, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the underlying option’s vesting term. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R as it pertains to public companies. The Company has considered the provisions of SAB 107 in its adoption of SFAS 123R. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See Note 2 to the consolidated condensed financial statements for a further discussion of stock-based compensation.

Allowance for accounts receivable - We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. If the financial condition of our customers were to deteriorate or our judgment regarding their financial condition was to change negatively, additional allowances may be required resulting in a charge to income in the period such determination was made. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination was made.

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

Valuation of inventory - We account for our inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of its average cost or its net realizable value. Determination of net realizable value requires us to estimate the point in time that an item's net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist which suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analyses indicate that the asset's carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset's carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of fiscal 2007, and accordingly, recorded no impairment.

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

For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - Summary of Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K. Note 1 in the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC's definition of critical accounting policies because they do not involve subjective or complex judgments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of May 31, 2006 is both floating and fixed. Fixed rates are in place on $35,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent. Floating rates are in place on $237,634 of debt. Interest rates on these notes are reset as outlined in Notes 8 and 12 to our consolidated condensed financial statements. Interest rates during the latest fiscal quarter on these notes ranged from 5.37 to 6.17 percent. On June 29, 2006, the interest rates on $225,000 of senior floating rate notes were reset for the next three months at varying rates ranging from 6.35 percent to 6.40 percent. Increases in interest rates expose us to risk on this debt. Also, with respect to $35,000 of fixed rate senior notes, as interest rates drop below the rates on this debt, our interest cost can exceed the cost of capital of companies who borrow at lower rates of interest. Further details regarding our borrowings can be found in Notes 8, 12 and 13 to our consolidated condensed financial statements.

As mentioned under Note 13 to our consolidated financial statements, a 1 percent increase in our base interest rates could impact us by adding up to $2,376 of additional interest cost annually. The addition of these levels of debt exposure to our consolidated operations, and the uncertainty regarding the level of our future interest rates, substantially increases our risk profile.

Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However, long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom is transacted in British Pounds, in France and Germany is transacted in Euros, in Mexico is transacted in Pesos, in Brazil is transacted in Reals, and in Canada is transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we realize foreign currency gains.

During the fiscal quarters ended May 31, 2006 and 2005, we transacted 15 percent and 12 percent, respectively of our net sales in foreign currencies. For the fiscal quarter ended May 31, 2006, we incurred net foreign exchange gains of $316. During the same fiscal quarter in the prior year, we incurred net foreign exchange losses of $698.

We hedge against foreign currency exchange rate risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in "Selling, general, and administrative expense" in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in "Selling, general, and administrative expense" in the consolidated statements of income. Our cash flow hedges, while executed in order to minimize our foreign currency exchange rate risk, do subject us to fair value fluctuations on the underlying contracts. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at May 31, 2006 and February 28, 2006:

CASH FLOW HEDGES

May 31, 2006

Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at May 31,	Weighted Average Forward Rate at	Weighted Average Forward Rate at May 31,	Market Value of the Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.8650	1.8228	1.8704	($476)
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.8650	1.9010	1.8812	198
Sell	Canadian	$200,000	5/30/2006	6/20/2006		1.1000	1.1024	1.0996	1.1019	-
										($278)

February 28, 2006

Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at Feb. 28,	Market Value of the Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", “project”, "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company's assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Part II, Item 1A. “Risk Factors", and that are otherwise described from time to time in our SEC reports filed after this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act as of the end of the period covered by this report. Based on these evaluations management believes that our disclosure controls and procedures are effective and ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation described above, except for the activities discussed below in connection with our implementation and transition of our Housewares segment’s key operating functions to our in-house management information systems and distribution facilities, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. The information system transition was completed late in the fourth fiscal quarter of 2006. We continue to implement several significant functionality enhancements related to both the Housewares segment’s and Personal Care segment’s systems. We expect this process will continue during fiscal 2007.

The Housewares segment’s move to our new 1,200,000 square foot distribution facility in Southaven, Mississippi and conversion to related distribution systems began in December 2005 and is substantially complete. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. Conversions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management's attention for a period of time after the conversion as the organization adapts to the new system and seeks to respond quickly to its day-to-day operations requirements. Initially, we experienced warehouse order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of the new distribution facility. The delays caused a backlog in orders and in some cases, order cancellations. Throughout the first fiscal quarter we worked to resolve the technical and operational issues that were causing the delays, and address the issues with affected customers. By the end of the quarter, we believe we had addressed the most significant issues and the new facility began to attain its originally planned operational throughput. We also completed the move of our Grooming, Skin care and Hair Products inventories from our El Paso, Texas distribution center to the new Southaven, Mississippi facility and commenced shipments from that facility. In this move, we experienced some transitional issues, but none of the magnitude or impact as those we experienced with Housewares.

We originally had planned to move the balance of our domestic Personal Care segment appliance inventory into the new facility by the end of the first fiscal quarter. However, due to the issues we experienced with our Housewares segment, we decided to delay the completion of this transition. Once we are satisfied that operations have stabilized with respect to the inventories in place at the new facility, and we are past our peak shipping season, we will move the balance of our appliance inventory from its existing distribution facility to the new distribution facility. In connection with this decision, we have recently obtained an extension on the lease of our formerly owned facility which currently houses our appliance inventory. As a result of the extension, the lease term expires February 28, 2007. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between facilities.

We will be transitioning Mexico and other Latin American operations to the new system later in fiscal 2007 and in fiscal 2008. Due to the complexities of these efforts, we expect to continue to experience a period of significant change and tuning of the system for many months. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this continues to be a challenging transition for us and will require close monitoring to keep our documentation and application of internal controls current.

While we believe we have taken appropriate measures to mitigate the recent shipment disruptions arising from the transition of our Housewares segment, as discussed above, we still have significant transitions to complete. While we believe we have the process and appropriate management in place to effectively manage these transitions and rapidly respond to mitigate any issues that may arise as a result of the transition, there can be no assurance that additional disruptions will not occur.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.

The lawsuit was brought in the United States District Court for the Western District of Texas and is still in the preliminary stages. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit has been recently filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business. The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 include adequate provisions for this liability. As a result of this tax settlement, in the fiscal quarter just ended, we reversed $192 of tax provision previously established and recorded $279 of associated interest. We expect the liability to be paid with $3,282 of tax reserve certificates and the balance in cash during our second fiscal quarter of 2007.

For the fiscal years 1998 through 2003, the IRD has assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. Hong Kong levies taxes on income earned from certain activities previously conducted in Hong Kong. We are currently in negotiations with the IRD regarding these issues. It is unclear at this time how these issues will be resolved.

In connection with the IRD's tax assessment for the fiscal years 1998 through 2003, we have purchased tax reserve certificates in Hong Kong totaling $25,144. Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with any such proposed adjustments and would aggressively contest this matter through applicable taxing authority and judicial procedures, as appropriate.

Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities that are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

United States Income Taxes - The Internal Revenue Service (the “IRS”) has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of $13,424 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568. The resulting tax liability had already been provided for in our tax reserves and prior to the current fiscal year we had decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability and associated interest of $914 were settled in the fourth quarter of fiscal 2006. The IRS is auditing the U.S. consolidated federal tax returns for fiscal years 2003 and 2004. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated condensed financial statements.

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

We do not have a large group of senior executives in our business. Accordingly, we depend on a small number of key senior executives. We do not maintain "key man" life insurance on any of our key senior executives. The loss of any of these persons could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to find, relocate and integrate adequate replacements for any of these persons. Further, in order to continue to grow our business, we will need to expand our key senior management team. We may be unable to attract or retain these persons. This could hinder our ability to grow our business and could disrupt our operations or materially adversely affect the success of our business.

We have experienced delays in implementing the consolidation of our inventories into our new Southaven, Mississippi distribution facility. Additional delays could have a material adverse impact on our operations and profitability.

Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. These logistical systems depend on our new Global Enterprise Resource Planning System. On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. Following the implementation of this new system, most of our businesses (other than our Housewares segment) ran under one integrated information system. We continue to closely monitor the new system and make normal and expected adjustments to improve its effectiveness. Complications resulting from process adjustments could potentially cause considerable disruptions to our business. The change to the new system continues to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system's requirements have required a significant effort across our entire organization.

During the third fiscal quarter of 2005, we began the implementation and transition of our Housewares segment to the new system. The information system transition was completed late in the fourth fiscal quarter of 2006. We continue to implement several significant functionality enhancements related to both the Housewares segment’s and Personal Care segment’s systems. We expect this process will continue during fiscal 2007.

The Houseware segment’s move to our new 1,200,000 square foot distribution facility in Southaven, Mississippi and conversion to related distribution systems began in December 2005 and is substantially complete. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. Conversions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management's attention for a period of time after the conversion as the organization adapts to the new system and seeks to respond quickly to its day-to-day operations requirements. Initially, we experienced warehouse order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of the new distribution facility. The delays caused a backlog in orders and in some cases, order cancellations. Throughout the first fiscal quarter of 2007 we continued to work to resolve the technical and operational issues that were causing the delays, and address the issues with affected customers. By the end of the quarter, we believe we had addressed the most significant issues and the new facility began to attain its originally planned operational throughput. We also completed the move of our Grooming, Skin Care and Hair Products inventories from our El Paso, Texas distribution center to the new Southaven, Mississippi facility and commenced shipments from that facility. In this move, we experienced some transitional issues, but none of the magnitude or impact as those we experienced with Housewares.

We originally had planned to move the balance of our domestic Personal Care segment appliance inventory into the new facility by the end of the first fiscal quarter. However, due to the issues we experienced with our Housewares segment, we decided to delay the completion of this transition. Once we are satisfied that operations have stabilized with respect to the inventories in place at the new facility, and we are past our peak shipping season, we will move the balance of our appliance inventory from its existing distribution facility to the new distribution facility. In connection with this decision, we have recently obtained an extension on the lease of our formerly owned facility which currently houses our appliance inventory. As a result of the extension, the lease term expires February 28, 2007. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between facilities.

While we believe we have taken appropriate measures to mitigate the recent shipment disruptions arising from the transition of our Housewares segment, as discussed above, we still have a significant inventory transition to complete. While we believe we have the process and appropriate management in place to effectively manage these transitions and rapidly respond to mitigate any issues that may arise as a result of the transition, there can be no assurance that additional disruptions will not occur.

We rely on our Global Enterprise Resource Planning System for a significant portion of our operations. Certain international operations still need to be transition to the new system. Our failure to, or delays in, successfully transitioning all our operations onto this system, could have a material adverse impact on our operations and profitability.

We will be transitioning Mexico and other Latin American operations to the new system later in fiscal 2007 and in fiscal 2008. Due to the complexities of these efforts, we expect to continue to experience a period of significant change and tuning of the system for many months to come. While nothing has come to our attention that would lead us to believe that we may experience errors or misstatements of our financial results during this time-frame, we recognize that this continues to be a challenging transition for us and will require close monitoring to keep our documentation and application of internal controls current.

We expect that these and other planned implementations and functional software enhancements will continue to strain our internal resources, could further impact our business, and may result in higher implementation costs and reallocation of human resources. While we believe we have the process and appropriate management in place to effectively manage these changes and rapidly respond to mitigate any issues that may arise as a result of the transition, there can be no assurance that additional disruptions will not occur.

To support these new technologies, we are continuously building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for failure and risk. We continue to rely on outside vendors to assist us with implementation and enhancements and will continue to rely on certain vendors to assist us in maintaining some of our infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. We continue to transition many of these third party services to our in-house staff. The transition from third party services to in-house staffing of such services poses risks that could cause additional business disruptions. Finally, natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

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

We are constantly looking for opportunities to make additional complementary strategic business and/or brand acquisitions. To the extent that these acquisitions are not favorably received by consumers, shareholders, analysts, and others in the investment community, the price of our common shares could be adversely affected. In addition, acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel associated with the acquisitions,

•	the diversion of management's attention from other business concerns,

•	risks of entering markets in which we have no or limited prior experience, and

•	the potential loss of key employees associated with the acquisitions.

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

A few customers account for a substantial percentage of our sales. Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers. In particular, sales to Wal-Mart Stores, Inc., and its affiliate, SAM'S Club, and sales to Target Corporation accounted for approximately 22 percent and 10 percent, respectively, of our net sales in fiscal 2006. While no other customers accounted for ten percent or more of net sales, our top 5 customers accounted for approximately 46 percent of fiscal 2006 net sales. Although we have long-standing relationships with our major customers, no contracts require these customers to buy from us, or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

We have relationships with over 200 third-party manufacturers. Of those, our top two manufactures currently fulfill approximately 14 percent and 11 percent of our product requirements. Our top five suppliers currently fulfill approximately 42 percent of our product requirements.

We do not have long-term contracts with our manufacturers. We rely on our longstanding relationships with these suppliers to assure adequate sources of supply. Should one or more of our manufacturers stop producing product on our behalf, it could have a material adverse effect on our business, financial condition, and results from operations.

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

During the second quarter of fiscal 2005, we incurred substantial debt. We incurred additional debt in fiscal 2006 and 2007. The terms of all our debt agreements are more fully described in Notes 8 and 12 to the consolidated condensed financial statements. As a result of these agreements, we are now operating under substantially more leverage and have begun to incur higher interest costs. This substantial increase in debt has added new constraints on our ability to operate our business, including but not limited to:

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

As further discussed under Part II. Item 1. “Legal Proceedings,” and Note 11 to the accompanying consolidated condensed financial statements, we are involved in various tax audits and related disputes over tax issues with the Inland Revenue Department (the “IRD") in Hong Kong and the United States Internal Revenue Service (the “IRS"). We believe that we have complied with all applicable reporting and tax payment obligations and disagree with the taxing authorities’ positions on these various issues. We are vigorously defending our tax positions through all available administrative and judicial avenues.

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

As further discussed under Part II. Item 1. “Legal Proceedings,” and Note 3 to the accompanying consolidated condensed financial statements, two class action lawsuits have been filed and consolidated into one action against the Company and certain officers on behalf of purchasers of publicly-traded securities of the Company alleging violations under the Securities Exchange Act. The lawsuit was brought in the United States District Court for the Western District of Texas and is still in the preliminary stages. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit has been recently filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but we cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business. If the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in the open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. On April 25, 2006 our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. During the fiscal quarters ended May 31, 2006 and 2005, respectively, we did not repurchase any common shares. From September 1, 2003 through May 31, 2006, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2006	/s/ Gerald J. Rubin

Gerald J. Rubin Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: July 10, 2006	/s/ Thomas J. Benson

Thomas J. Benson Senior Vice-President and Chief Financial Officer

Date: July 10, 2006	/s/ Richard J. Oppenheim

Richard J. Oppenheim Financial Controller and Principal Accounting Officer

 Index to Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith