Form 10-Q
period 2006-08-31
HELEN OF TROY LTD
filed 2006-10-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2006
Common Shares, $0.10 par value per share	30,061,557 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX - FORM 10-Q

			Page
PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Consolidated Condensed Balance Sheets
		as of August 31, 2006 (unaudited) and February 28, 2006	3

		Consolidated Condensed Statements of Income (unaudited)
		for the Three Months and Six Months Ended
		August 31, 2006 and August 31, 2005	4

		Consolidated Condensed Statements of Cash Flows (unaudited)
		for the Six Months Ended
		August 31, 2006 and August 31, 2005	5

		Consolidated Condensed Statements of Comprehensive Income (unaudited)
		for the Three Months and Six Months Ended
		August 31, 2006 and August 31, 2005	6

		Notes to Consolidated Condensed Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	24

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4	Controls and Procedures	41

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	42

	Item 1A	Risk Factors	44

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 4	Submission of Matters to a Vote of Security Holders	47

	Item 6	Exhibits	48

	Signatures		49

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	August 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,837	$18,320
Trading securities, at market value	212	97
Foreign currency forward contracts	-	584
Receivables - principally trade, less allowance of $1,212 and $850	117,032	107,289
Inventories	185,324	168,401
Prepaid expenses	8,398	5,793
Deferred income tax benefits	10,387	10,690
Total current assets	353,190	311,174

Property and equipment, at cost less accumulated depreciation of $32,007 and $27,039	98,839	100,703
Goodwill	201,003	201,003
Trademarks, net of accumulated amortization of $228 and $225	157,708	157,711
License agreements, net of accumulated amortization of $15,233 and $14,514	27,082	27,801
Other intangible assets, net of accumulated amortization of $3,878 and $3,044	15,101	15,757
Tax certificates	25,144	28,425
Deferred income tax benefits	253	-
Other assets	14,897	15,170
	$893,217	$857,744

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$14,974	$10,000
Accounts payable, principally trade	45,182	30,175
Accrued expenses	54,819	54,145
Income taxes payable	26,830	31,286
Total current liabilities	141,805	125,606

Long-term compensation liability	1,371	1,706
Deferred income tax liability	-	81
Long-term debt, less current portion	257,660	254,974
Total liabilities	400,836	382,367

Commitments and contingencies (See Notes 3, 11 and 13)

Stockholders' equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $.10 par. Authorized 50,000,000 shares; 30,058,957 and 30,013,172 shares
issued and outstanding	3,006	3,001
Additional paid-in-capital	91,224	90,300
Retained earnings	398,469	380,916
Accumulated other comprehensive income (loss)	(318)	1,160
Total stockholders' equity	492,381	475,377
	$893,217	$857,744

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005

Net sales	$147,172	$130,389	$277,613	$257,781
Cost of sales	80,504	70,171	153,004	138,871
Gross profit	66,668	60,218	124,609	118,910

Selling, general, and administrative expense	50,028	46,088	97,053	89,482
Operating income	16,640	14,130	27,556	29,428

Other income (expense):
Interest expense	(4,696)	(3,795)	(9,202)	(7,058)
Other income, net	287	403	1,077	345
Total other income (expense)	(4,409)	(3,392)	(8,125)	(6,713)

Earnings before income taxes	12,231	10,738	19,431	22,715

Income tax expense:
Current	833	233	1,772	1,106
Deferred	524	1,053	106	1,610
Net earnings	$10,874	$9,452	$17,553	$19,999

Earnings per share:
Basic	$0.36	$0.32	$0.58	$0.67
Diluted	$0.35	$0.30	$0.56	$0.63

Weighted average common shares used in
computing net earnings per share
Basic	30,040	29,896	30,031	29,875
Diluted	31,506	31,877	31,483	31,945

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended August 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$17,553	$19,999
Adjustments to reconcile net earnings to net cash provided / (used) by operating activities
Depreciation and amortization	7,347	5,618
Provision for doubtful receivables	(362)	(984)
Stock-based compensation expense	370	-
Unrealized (gain) / loss - trading securities	(25)	(66)
Deferred taxes, net	12	496
Gain on the sale of property, plant and equipment	(422)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,381)	1,910
Forward contracts	1,524	(1,959)
Inventories	(16,923)	(69,827)
Prepaid expenses	(1,587)	1,527
Other assets	1,843	(774)
Accounts payable	15,007	6,602
Accrued expenses	(2,215)	(8,472)
Income taxes payable	(4,388)	(593)
Net cash provided / (used) by operating activities	8,353	(46,523)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(3,748)	(9,190)
Proceeds from the sale of property, plant and equipment	666	150
Net cash used by investing activities	(3,082)	(9,040)

Cash flows from financing activities:
Proceeds from debt	7,660	-
Net borrowings on revolving line of credit	-	41,000
Payment of financing costs	-	(91)
Proceeds from exercise of stock options and employee stock purchases	492	1,026
Share-based compensation tax benefit	94	-
Net cash provided by financing activities	8,246	41,935
Net increase / (decrease) in cash and cash equivalents	13,517	(13,628)
Cash and cash equivalents, beginning of period	18,320	21,752
Cash and cash equivalents, end of period	$31,837	$8,124

Supplemental cash flow disclosures:
Interest paid	$8,275	$6,409
Income taxes paid (net of refunds)	$6,159	$2,358

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements Of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005

Net earnings, as reported	$10,874	$9,452	$17,553	$19,999
Other comprehensive income (loss), net of tax:
Cash flow hedges	(556)	306	(1,478)	2,691
Comprehensive income	$10,318	$9,758	$16,075	$22,690

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
August 31, 2006

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2006 and February 28, 2006, and the results of our consolidated operations for the three-month and six-month periods ended August 31, 2006 and 2005. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full fiscal year. While we believe that the disclosures presented are adequate and the consolidated condensed financial statements are not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and our other reports on file with the Securities and Exchange Commission.

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

Note 2 - Adoption of New Accounting Standard for Share-Based Payments

The Company has equity awards outstanding under four share-based compensation plans. The plans consist of two employee stock option and restricted stock plans, a non-employee director stock option plan, and an employee stock purchase plan. These plans are described below. The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

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

Under stock option and restricted stock plans adopted in 1994 and 1998 (the "1994 Plan" and the "1998 Plan," respectively), as amended, we have reserved a total of 14,750,000 common shares for issuance to key officers and employees. Under these plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options ("ISO's"), non-qualified stock options ("Non-Q's") and restricted share grants. Generally, options granted under the 1994 and 1998 Plans become exercisable immediately or over one, four, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. As of August 31, 2006, 544,586 shares remained available for issue and 6,621,144 options were outstanding under these plans.

Under a stock option plan for non-employee directors (the "Directors’ Plan") adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors' Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors' Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. On that date, the remaining 284,000 shares available for issue expired. As of August 31, 2006, 278,500 options were outstanding under this plan.

Under an employee stock purchase plan (the "Stock Purchase Plan"), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of from 1 percent to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During the second quarter of fiscal 2007, plan participants acquired 12,485 shares at a price of $15.21 per share under the stock purchase plan. At August 31, 2006, 319,231 shares remained available for future issue under this plan.

For the three-month and six-month periods ending August 31, 2006, the Company expensed $183 and $370 pre-tax, respectively, for stock options issued and employee share purchases under the above plans. These amounts were classified in selling, general, and administrative expense in the consolidated condensed statements of income for the fiscal periods then ended. The following table highlights the impact of share based compensation expense:

SHARE BASED PAYMENT EXPENSE
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005 (1)	2006	2005 (1)

Stock options	$133	$-	$320	$-
Employee stock purchase plan	50	-	50	-
Share-based payment expense	$183	$-	$370	$-

Share-based payment expense, net of income tax benefits of $54
and $94 for the three and six months ended August 31, 2006.	$129	$-	$276	$-

Earnings per share impact of share based payment expense:
Basic	$0.00	$-	$0.01	$-
Diluted	$0.00	$-	$0.01	$-

(1) Prior year amounts are before adoption of SFAS 123R under the modified prospective method. Under this method, periods prior to adoption are not restated.

The following table provides the pro forma effect on net earnings and earnings per share as if the fair-value-based measurement method had been applied to all stock-based compensation for the three-month and six-month periods ended August 31, 2005:

PRO FORMA NET INCOME AND PRO FORMA EARNINGS PER SHARE
(in thousands, except per share data)

	August 31, 2005
	(Three Months)	(Six Months)

Net income:
As reported	$9,452	$19,999
Share-based payment expense, net of income tax benefit of $132 and $238, respectively	454	750
Pro forma	$8,998	$19,249

Basic earnings per share:
As reported	$0.32	$0.67
Pro forma	0.30	0.64

Diluted earnings per share:
As reported	$0.30	$0.63
Pro forma	0.28	0.60

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three-month and six-month periods ended August 31, 2006 and 2005:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005

Weighted-average fair value of grants (in dollars)	$6.71	$7.91	$7.16	$8.68
Risk-free interest rate	4.94%	3.63%	4.95%	3.70%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	38.65%	42.04%	39.13%	42.42%
Expected life (in years)	4.01	3.10	4.11	3.08

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share based payments”) are determined. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share based payments. The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to at this time. Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share based payments. The Company uses its historic experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination and holding period behavior for fair value expensing purposes.

Employee share purchases vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

A summary of option activity as of August 31, 2006, and changes during the six-months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY
(in thousands, except contractual term and per share data)

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Term	Intrinsic
	Options	Price	Fair Value	(in years)	Value

Outstanding at February 28, 2006	6,923	$14.83	$5.52	4.83	$39,317
Granted	21	18.82
Exercised	(32)	(9.19)
Forfeited / expired	(12)	(19.23)
Outstanding at August 31, 2006	6,900	$14.86	$5.53	4.34	$21,379

Exerciseable at August 31, 2006	6,602	$14.75	$5.48	4.21	$21,189

The aggregate intrinsic value of options exercised during the six-month period ended August 31, 2006 was $309. A summary of non-vested option activity as of August 31, 2006, and changes during the six-month period then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value

Outstanding at February 28, 2006	410	$6.27
Granted	21	7.16
Vested	(133)	(5.87)
Outstanding at August 31, 2006	298	$6.51

A summary of the Company’s total unrecognized share-based compensation cost as of August 31, 2006 is as follows:

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$1,346	43.1

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

On May 15, 2006 the Company filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On June 29, 2006, the plaintiffs filed with the court their opposition to the Company’s motion to dismiss. On July 17, 2006 the Company filed a reply rebutting the plaintiffs’ June 29th opposition. As of the date this report was filed, this matter was before the court for its consideration.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 - Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 1,466,683 and 1,452,051 for the three- and six-month periods ended August 31, 2006, respectively, and 1,980,758 and 2,069,738 for the three- and six-month periods ended August 31, 2005. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 1,154,381 and 203,966 at August 31, 2006 and 2005, respectively.

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

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A expense directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the three-month and six-month periods ended August 31, 2006, we began making an allocation of corporate overhead and distribution center expenses to Housewares in lieu of transition charges previously recorded. For the three-month and six-month periods ended August 31, 2006, we allocated expenses totaling $3,333 and $5,758, respectively, to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the three-month and six-month periods ended August 31, 2005, transition charges of $2,811 and $4,784, respectively, were used to compute the Housewares segments operating income.

Major expense categories now allocated to the Housewares segment in lieu of the transition services charges the Housewares segment previously incurred include the following:

Customer Service
Credit, Collection and Accounting
Distribution Facility and Equipment Costs
Distribution Labor Charges
General and Administrative Overhead

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi. The process of consolidating our domestic appliance inventories into the same new facility is still underway. As a result of these transitions, we have incurred, and will continue to incur, additional expenses that we believe will decline as operations in the new facility stabilize. Accordingly, we are in the process of re-evaluating our allocation methodology, and plan to change our methodology later in the current fiscal year. At that time, we expect the new methodology to result in some reduction in operating income for the Housewares segment, offset by an increase in the operating income for the Personal Care segment. Until we finalize our approach, the extent of this operating income impact between the segments cannot be determined.

Other items of income and expense, including income taxes, are not allocated to operating segments.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
(in thousands)

	Personal
August 31, 2006	Care	Housewares	Total

Net sales	$110,976	$36,196	$147,172
Operating income	9,701	6,939	16,640
Capital, license, trademark and other intangible expenditures	1,798	250	2,048
Depreciation and amortization	2,280	1,187	3,467

	Personal
August 31, 2005	Care	Housewares	Total

Net sales	$100,861	$29,528	$130,389
Operating income	6,441	7,689	14,130
Capital, license, trademark and other intangible expenditures	4,987	447	5,434
Depreciation and amortization	2,103	789	2,892

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(in thousands)

	Personal
August 31, 2006	Care	Housewares	Total

Net sales	$216,300	$61,313	$277,613
Operating income	15,893	11,663	27,556
Capital, license, trademark and other intangible expenditures	2,980	768	3,748
Depreciation and amortization	4,899	2,448	7,347

	Personal
August 31, 2005	Care	Housewares	Total

Net sales	$201,377	$56,404	$257,781
Operating income	14,351	15,077	29,428
Capital, license, trademark and other intangible expenditures	8,317	873	9,190
Depreciation and amortization	4,065	1,553	5,618

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT AUGUST 31, 2006 AND FEBRUARY 28, 2006
(in thousands)

	Personal
	Care	Housewares	Total

August 31, 2006	$547,972	$345,245	$893,217
February 28, 2006	512,594	345,150	857,744

Note 6 - Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT
(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2006	2006

Land	-	$9,537	$9,623
Building and improvements	10 - 40	63,281	62,374
Computer and other equipment	3 - 10	40,023	37,601
Molds and tooling	1 - 3	5,890	4,907
Transportation equipment	3 - 5	3,902	3,875
Furniture and fixtures	5 - 15	7,900	7,865
Construction in process	-	313	457
Information system under development	-	-	1,040
		130,846	127,742
Less accumulated depreciation		(32,007)	(27,039)
Property and equipment, net		$98,839	$100,703

On May 31, 2006, we sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and we recorded a gain on the sale of $422.

On July 7, 2006, we acquired a 3,600 square foot office facility in Mexico City for approximately $830. To date we have advanced approximately $89 to remodel and furnish this and other facilities and expect to incur approximately $111 of additional capital expenditures to complete the remodeling and furnishing of facilities.

We recorded depreciation of $2,540 and $4,968 for the three-month and six-month periods ended August 31, 2006, respectively, and $1,661and $3,265 for the three-month and six-month periods ended August 31, 2005, respectively.

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

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

			August 31, 2006			February 28, 2006
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount

Goodwill:
OXO	Housewares	Indefinite	$165,934	$-	$165,934	$165,934	$-	$165,934
All other goodwill	Personal Care	Indefinite	35,069	-	35,069	35,069	-	35,069
			201,003	-	201,003	201,003	-	201,003

Trademarks:
OXO	Housewares	Indefinite	75,200	-	75,200	75,200	-	75,200
Brut	Personal Care	Indefinite	51,317	-	51,317	51,317	-	51,317
All other - definite lives	Personal Care	[1]	338	(228)	110	338	(225)	113
All other - indefinite lives	Personal Care	Indefinite	31,081	-	31,081	31,081	-	31,081
			157,936	(228)	157,708	157,936	(225)	157,711

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	18,000	18,000	-	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(15,233)	9,082	24,315	(14,514)	9,801
			42,315	(15,233)	27,082	42,315	(14,514)	27,801

Other:
Patents, customer lists and
non-compete agreements	Housewares	2 - 13 Years	18,979	(3,878)	15,101	18,801	(3,044)	15,757

Total			$420,233	$(19,339)	$400,894	$420,055	$(17,783)	$402,272

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three-month and six-month periods ending August 31, 2006 and 2005, as well as our latest estimate of amortization expense for the fiscal years ending the last day of February 2007 through 2012.

AMORTIZATION OF INTANGIBLES
(in thousands)

Aggregate Amortization Expense
For the three months ended

August 31, 2006	$741
August 31, 2005	$791

Aggregate Amortization Expense
For the six months ended

August 31, 2006	$1,556
August 31, 2005	$1,580

Estimated Amortization Expense
For the fiscal years ended

February 2007	$3,046
February 2008	$2,922
February 2009	$2,673
February 2010	$2,628
February 2011	$2,155
February 2012	$2,049

Note 8 - Short Term Debt

On June 1, 2004, we entered into a five year $75,000 Credit Agreement (“Revolving Line of Credit Agreement”), with Bank of America, N.A. and other lenders. Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America's prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the "Leverage Ratio" at the time of the borrowing. The "Leverage Ratio" is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date, to consolidated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") for the period of the four consecutive fiscal quarters most recently ended.

The credit line allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. There were no outstanding borrowings or associated interest expense during the fiscal three-month and six-month periods ended August 31, 2006. As of August 31, 2006, there was a $616 open letter of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, effectively limited our ability to incur no more than $30,204 of additional debt from all sources, including draws on our Revolving Line of Credit. The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries. Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of August 31, 2006, we were in compliance with the terms of this agreement.

Note 9 - Accrued Expenses

A summary of accrued expenses was as follows:

ACCRUED EXPENSES
(in thousands)

	August 31,	February 28,
	2006	2006

Accrued sales returns, discounts and allowances	$25,449	$24,176
Accrued compensation	3,984	7,603
Accrued advertising	7,242	7,617
Accrued interest	3,224	2,671
Accrued royalties	2,064	2,577
Accrued professional fees	1,397	1,502
Accrued benefits and payroll taxes	1,657	1,495
Accrued freight	1,671	858
Accrued property, sales and other taxes	1,174	593
Foreign currency forward contracts	899	-
Other	6,058	5,053
Total Accrued Expenses	$54,819	$54,145

Note 10 - Product Warranties

The Company's products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $6,148 and $7,373 as of August 31, 2006 and February 28, 2006, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability.

The following table summarizes the activity in the Company's accrual for the three-month and six-month periods ended August 31, 2006 and fiscal year ended February 28, 2006:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

			February 28,
	August 31, 2006		2006
	(Three Months)	(Six Months)	(Year)

Balance at the beginning of the period	$6,571	$7,373	$5,767
Additions to the accrual	3,510	8,481	22,901
Reductions of the accrual - payments and credits issued	(3,933)	(9,706)	(21,295)
Balance at the end of the period	$6,148	$6,148	$7,373

Note 11 - Income Taxes

Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 include adequate provisions for this liability. As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the fiscal quarter just ended, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

For the fiscal years 1998 through 2003, the IRD has assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. Hong Kong levies taxes on income earned from certain activities previously conducted in Hong Kong. Negotiations with the IRD regarding these issues are ongoing, and it is unclear at this time when they will be resolved.

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

If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with any such proposed adjustments and would aggressively contest this matter through the applicable taxing authority and judicial process, as appropriate.

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

Effective March 2005, we had concluded the conduct of all operating activities in Hong Kong that we believe were the basis of the IRD’s assessments. In the third quarter of fiscal 2005, the Company established a Macao offshore company (“MOC”) and began operating from Macao. As a MOC, we have been granted an indefinite tax holiday and currently pay no taxes. Accordingly, no additional accruals for Hong Kong contingent tax liabilities beyond fiscal 2005 have been provided.

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

The IRS is auditing the U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated condensed financial statements.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The AJCA included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the United States after March 4, 2003. We completed our reincorporation in 1994; therefore, our inverted corporate structure is grandfathered by the AJCA.

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

Note 12 - Long Term-Debt

A summary of long-term debt was as follows:

LONG-TERM DEBT
(in thousands)

		Range of Interest Rates
		Quarter
	Original	Ended		Latest
	Date	August 31,	Fiscal	Rate		August 31,	February 28,
	Borrowed	2006	2006	Payable	Matures	2006	2006

$40,000 unsecured Senior Note Payable at a
fixed interest rate of 7.01%. Interest payable
quarterly, principal of $10,000 payable
annually beginning on January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$20,000	$20,000

$15,000 unsecured Senior Note Payable at a
fixed interest rate of 7.24%. Interest payable
quarterly, principal of $3,000 payable
annually beginning on July 2008.	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis		5.81%	3.41%
points. Principal is due at maturity. Notes		to	to
can be prepaid without penalty.	06/04	6.35%	5.371%	5.89%	06/09	100,000	100,000

$50,000 unsecured floating interest rate 7
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis		5.81%	3.41%
points. Principal is due at maturity. Notes can		to	to
be prepaid without penalty.	06/04	6.35%	5.371%	5.89%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 90 basis		5.86%	3.46%
points. Principal is due at maturity. Notes can		to	to
be prepaid without penalty.	06/04	6.40%	5.421%	6.01%	06/14	75,000	75,000

$12,634 unsecured Industrial Development
Revenue Bond. Interest is set and payable
quarterly at Company's election at either Bank
prime or applicable LIBOR plus 75 to 125
basis points as determined by loan agreement
formula. Principal converted to five-year			5.295%
bonds in May 2006, balance due			to
May, 2011.	08/05	6.12%	5.42%	6.65%	05/11	12,634	4,974
						272,634	264,974
Less current portion of long-term debt						(14,974)	(10,000)
Long-term debt, less current portion						$257,660	$254,974

Included in interest expense are amortized financing costs of $185 and $374 for the three-month and six-month periods ended August 31, 2006, respectively, and $203 and $401 for the three-month and six-month periods ended August 31, 2005, respectively.

All of our long-term debt is guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, effectively limited our ability to incur no more than $30,204 of additional debt from all sources, including draws on our Revolving Line of Credit. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. As of August 31, 2006, we are in compliance with all the terms of these agreements.

During the fiscal quarter ended August 31, 2006, management evaluated the impact of prepaying some or all of its recently issued Industrial Development Revenue Bond (“the bond”). On September 15, 2006, the Company prepaid without penalty $4,974 of the bond and agreed with its holder that the remaining balance would be due at maturity in May 2011. Management continues to be able, at its discretion, to prepay any or all of the remaining balance due on the bond without penalty. Accordingly, the Company reclassified $4,974 of the bond as current at August 31, 2006 and the remaining balance as due at maturity.

On September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000 10 Year Senior Notes (the “September 2006 Swaps”). The interest rate swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The September 2006 Swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. These swaps settle quarterly and terminate upon maturity of the related debt. These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows.

Note 13 - Contractual Obligations

Our contractual obligations and commercial commitments, as of August 31, 2006 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:
(in thousands)

		2007	2008	2009	2010	2011	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Recorded Contractual Obligations
Term debt - floating rate	$237,634	$4,974	$-	$100,000	$-	$57,660	$75,000
Term debt - fixed rate	35,000	10,000	13,000	3,000	3,000	3,000	3,000
Long-term incentive plan payouts	2,619	1,498	1,121	-	-	-	-
				$-
Unrecorded Contractual Obligations
Interest on floating rate debt *	69,592	13,826	13,813	13,323	7,923	7,560	13,147
Interest on fixed rate debt	5,493	2,079	1,351	842	624	407	190
Open purchase orders	65,975	65,975	-	-	-	-	-
Minimum royalty payments	59,091	2,380	2,501	2,417	5,967	6,208	39,618
Advertising and promotional	25,499	11,863	7,075	3,141	1,420	800	1,200
Operating leases	3,709	2,443	753	340	173	-	-
Capital spending commitments	1,611	1,611	-	-	-	-	-
Open letters of credit pending settlement	616	616	-	-	-	-	-
Other	569	414	155	-	-	-	-
Total contractual obligations	$507,408	$117,679	$39,769	$123,063	$19,107	$75,635	$132,155

*     The future obligation for interest on our variable rate debt has normally been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 12, on On September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000 10 Year Senior Notes (the “September 2006 Swaps”). The interest rate swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The September 2006 Swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates. We also have an unsecured Industrial Development Revenue Bond, whose rate is subject to periodic adjustment. The bond’s interest rate has not been hedged. Accordingly, we estimated our future obligation for interest on it using the rates in effect as of August 31, 2006. This is only an estimate, actual rates on the bond may vary over time. For instance, taking into account that $4,974 of the bond was prepaid on September 15, 2006; a 1 percent increase in interest rates could add approximately $77 per year to floating rate interest expense over the bond’s remaining maturity.

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

In the first quarter of fiscal 2007, we obtained an extension on the lease of our formerly owned distribution facility. As a result we will now be making monthly lease payments of $175 including insurance and property tax payments through the end of the new lease term, which expires on February 28, 2007. The distribution facility is primarily used for appliances inventory, which we are in the process of moving from this facility to our new 1,200,000 square foot distribution facility, also located in Southaven. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between facilities.

Capital spending commitments include $111 for remodeling and furnishing office facilities and approximately $1,500 for additional warehouse racking and forklifts, which will allow us to improve space utilization in our new Southaven, Mississippi distribution facility.

Rent expense related to our operating leases was $1,169 and $2,242 for the three-month and six-month periods ended August 31, 2006, respectively, and $591 and $1,224 for the three-month and six-month periods ended August 31, 2005, respectively.

Note 14 - Forward Contracts

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three-month and six-month periods ended August 31, 2006, we transacted approximately 14 percent of our net sales in foreign currencies. During the three-month and six-month periods ended August 31, 2005, we transacted approximately 13 percent of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. During the forecasted period, a hedging relationship is created because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss. To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

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

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at August 31, 2006 and February 28, 2006:

CASH FLOW HEDGES

August 31, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at August 31,	Weighted Average Forward Rate at	Weighted Average Forward Rate at August 31,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9047	1.8228	1.9059	($831)
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9047	1.9010	1.9079	($69)
										($899)

February 28, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at Feb. 28,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

Note 15 - Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006 our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. During the fiscal quarters ended August 31, 2006 and 2005, respectively, we did not repurchase any common shares. From September 1, 2003 through August 31, 2006, we have repurchased 1,563,836 shares at a total cost of $45,612, or an average price per share of $29.17. An additional 1,436,164 shares remain authorized for purchase under this plan.

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

Suppliers - We use third party manufacturers to fulfill our manufacturing needs. Most of these manufacturers are in the Far East, primarily in the Peoples' Republic of China. Most of our grooming, skin care and hair care products are currently manufactured in North America. We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures and the risk embedded in such expenditures. Manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products. Both our business segments employ numerous technical and quality control persons to assure high product quality.

We have relationships with over 200 third-party manufacturers. Of those, the top two manufactures currently fulfill approximately 25 percent of our product requirements. Our top five suppliers currently fulfill approximately 42 percent of our product requirements.

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

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled Item 3. "Quantitative and Qualitative Disclosures about Market Risk", "Information Regarding Forward Looking Statements", Part II, Item 1A, “Risk Factors” and in the Company's most recent report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006.

OVERVIEW OF THE QUARTER'S AND YEAR-TO-DATE ACTIVITIES:

The second fiscal quarter’s net sales traditionally average approximately 23 percent of the fiscal year's total net sales on a historical basis. Our second fiscal quarter is traditionally characterized by stable shipping levels from June through the first half of July with increasing shipment levels beginning in the second half of July through August as we build towards a peak shipping season in the third quarter.

Our focus this quarter remained on our domestic distribution system. During the quarter, we continued to refine and improve our abilities to operate our new 1,200,000 square foot Southaven, Mississippi distribution facility. After we complete our peak shipping season, we plan to move our Personal Care appliance inventory to the same facility in the fourth fiscal quarter. Our current intent is to have the appliance move completed by the end of this fiscal year.

In the first fiscal quarter, we obtained an extension on the lease of our formerly owned distribution facility, which is currently used for our appliance inventory. As a result of the extension, the lease term expires February 28, 2007. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations to the new facility to help ensure customer service levels. The need to operate out of two facilities is currently resulting in some duplication of costs. We do not expect to achieve anticipated cost savings relating to our distribution facility consolidation until early to the middle of fiscal 2008.

•
Consolidated net sales for the fiscal quarter just ended increased 12.9 percent to $147,172 compared to $130,389 for the same period last year. Consolidated net sales for the six month period ending August 31, 2006 increased 7.7% to $277,613 compared to $257,781 for the same period last year. Both the quarter and year to date periods produced sales increases across all product lines, when compared to the same fiscal periods last year except for our domestic sales of grooming, skin care, and hair product lines. Domestic sales of these lines were negatively impacted in the second fiscal quarter by a combination of (i) slowing reorders from major retail and mass merchant chains in order to reduce their inventory in the first fiscal quarter; (ii) competitive promotional pricing and close-out selling throughout the first half of the fiscal year; and (iii) lower retail point of sale unit volumes in the second fiscal quarter.

•
Consolidated gross profit margin for the fiscal quarter just ended decreased 0.9 percent to 45.3 percent compared to 46.2 percent for the same period last year. Consolidated gross profit margin for the six-month period ending August 31, 2006 decreased 1.2 percent to 44.9 percent compared to 46.1 percent for the same period last year.

•
Selling, general and administrative costs for the fiscal quarter just ended decreased 1.3 percent to 34.0 percent compared to 35.3 percent for the same period last year. Selling, general and administrative expense for the the six-month period ending August 31, 2006 increased 0.3 percent to 35.0 percent compared to 34.7 percent for the same period last year. The improvement for the quarter is due to the impact of higher sales volumes on our cost structure, offset somewhat by percentage increases in depreciation, advertising and higher facility related costs due to the operational transition of our domestic distribution system.

•
Our financial position continues to strengthen when compared to our financial position as of February 28, 2006 and August 31, 2005. Total assets increased 2.3 percent, or $20,184, to $893,217 at August 31, 2006 when compared with August 31, 2005. Total current and long-term debt outstanding at August 31, 2006 was $272,634 compared to $311,000 outstanding at August 31, 2005. Total stockholders’ equity was $492,381 at August 31, 2006 compared to $444,512 at August 31, 2005.

•
On August 9, 2006, we extended our agreement to remain the title sponsor of the Sun Bowl for the December 2007, 2008, and 2009 games and changed the name to the Brut® Sun Bowl beginning with the December 2006 game. The Brut® Sun Bowl is one of the nation’s longest-running invitational college football games with a 73 year history. CBS sports has announced that its network will continue to televise the games nationally through 2009.

We will be transitioning Mexico and other Latin American operations to our global information system later in fiscal 2007 and in fiscal 2008. In addition, our Housewares segment recently opened selling offices in Japan and Great Britain, and efforts to bring up appropriate software systems for these operations are underway. Due to the complexities of these efforts, we expect to continue to experience a period of significant change. While nothing has come to our attention that would lead us to believe that we may experience related operational issues, errors or misstatements of our financial results during this time-frame, we recognize that these continue to be challenging transitions for us and will require close monitoring to keep our documentation and application of internal controls current.

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

Personal Care Segment

Net sales in the segment for the second fiscal quarter increased 10.0 percent to $110,976 compared with $100,861 for the same period last year. Net sales for the six month period ending August 31, 2006 increased 7.4 percent to $216,300 compared with $201,377 for the same period last year.

Two of our three major product lines: appliances and brushes, combs and accessories showed increases in the second quarter when compared with the same period last year. Our Grooming, Skin Care, and Hair lines showed overall declines for the quarter and year-to-date when compared to the same periods last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs in order to maintain, and in some cases, acquire more retail shelf space. Changes in product mix are generally allowing us to realize higher average unit prices, which offset is some categories, unit volume decreases. Over the last year, the prices of raw materials such as copper, steel, plastics and alcohol have experienced significant increases and we currently expect them to remain high for the foreseeable future. We largely have been able to avoid significant price increases to our customers due to raw materials increases, or pass these on by moving customers to newer product models with enhancements that we can charge higher prices for. We have and may continue to discuss the need to raise prices with our customers and have already put certain increases into effect. The extent to which we will be able to continue with price increases, the timing, and the ultimate impact of such increases on net sales is uncertain. Accordingly we expect to experience margin pressure in this segment throughout the balance of the year.

•
Appliances. Products in this line include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for the three- and six-month periods ended August 31, 2006 increased approximately 9.9 percent and 6.5 percent, respectively, over the same periods in the prior year. We have succeeded in moving our business to higher unit prices with increased unit volumes. For the quarter and year-to-date, increases in our average unit selling price contributed approximately 5.9 and 4.1 percent, respectively, to net sales growth while increases in our unit volumes contributed approximately 4.0 and 2.4 percent, respectively to net sales growth. Revlon®, Vidal Sassoon®, Hot Tools®, Dr. Scholl's®, Wigo®, Sunbeam®, and Health o Meter® were key selling brands in this line.

In March 2006, we secured the rights in certain European and Asian Markets to introduce a line of hair care appliances under the Toni & Guy® brand name. Toni & Guy® is an international chain of hundreds of hair salons throughout Europe that has expanded operations into certain key urban markets in the United States. We believe our association with Toni & Guy® will create new sales opportunities for our products in Europe. During the fiscal quarter ended August 31, 2006, we began shipment of product under the Toni & Guy® brand. Also in August, we began shipping our new Fusion Tools® line of professional appliances designed to compete at the higher end of the professional market.

Grooming, Skin Care, and Hair Products. Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, body powder, and skin care products. Our grooming, skin care, and hair care portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, and Skin Milk® brand names. Net sales for the second fiscal quarter ended August 31, 2006 decreased approximately 1.4 percent while net sales for the six-month period ended August 31, 2006 increased 2.1 percent, when compared against the same periods in the prior year.

Domestic net sales of grooming, skin care, and hair products continued to be soft during the second fiscal quarter and six-months ended August 31, 2006 due to a combination of (i) slowing reorders from major retail and mass merchant chains in order to reduce their inventory in the first fiscal quarter; (ii) competitive promotional pricing and close-out selling throughout the first half of the fiscal year; and (iii) lower retail point of sale unit volumes in the second fiscal quarter. In our domestic market, we are currently launching the third fiscal quarter release of Brut Revolution®, initially a newly formulated, glass bottled, higher-end men’s cologne that will sell at higher price points than Brut’s traditional plastic bottled line.

The Latin American region’s net sales within this product line continue to show strength, primarily from our Brut® and Ammens® brands. Growth resulted from the performance of Brut in the Mexican market, new distribution and continued expansion of our product lines across the Latin American region.

•
Brushes, Combs, and Accessories. Net sales for the three- and six-month periods ended August 31, 2006 increased approximately 42.3 percent and 29.3 percent, respectively over the same periods in the prior year. This was due to new customers and product development and positioning changes made over the last year. Our new lines and mix of Vidal Sassoon® and Revlon® accessories, high end private label products, and other product initiatives are achieving higher unit prices along with new distribution. Vidal Sassoon®, Revlon® and Karina® were key brands in this line.

Housewares Segment

Our Housewares segment includes the operations of OXO International, acquired in fiscal 2004. OXO Good Grips®, OXO Steel™ and OXO SoftWorks® are our key brands in this segment.

Net sales in the segment for the second fiscal quarter increased 22.6 percent to $36,196 compared with $29,528 for the same period last year. Net sales for the six month period ending August 31, 2006 increased 8.7 percent to $61,313 compared with $56,404 for the same period last year. In the first fiscal quarter, we experienced sales declines as a result of the distribution transition issues previously discussed. These issues had a negative impact on the first fiscal quarter net sales estimated between approximately $4.5 to $5 million. A portion of these sales were recovered during the second fiscal quarter, and accounted for part of our Housewares segment’s second quarter net sales increase when compared to the same period last year.

For the second fiscal quarter ended August 31, 2006, higher average unit prices and increased unit volumes favorably impacted net sales by approximately 20.2 and 2.4 percent, respectively when compared to the same period last year. Unit prices are increasing because the Houseware segment’s business has been expanding its product mix into higher price point goods such as trash cans, tea kettles, and hand tools. Unit volumes increased primarily through growth with existing accounts.

For the six-months ended August 31, 2006, higher average unit prices favorably impacted net sales by approximately 13.3 percent. As mentioned above, unit prices increased because the Houseware segment’s business has been expanding its product mix into higher price point goods such as trash cans, tea kettles, and hand tools. This was partially offset by first fiscal quarter declines in unit volumes due to issues associated with our transition to our new distribution center as previously discussed.

We have begun to expand our Housewares segment’s sales operations in Europe and Japan. In the second quarter, we terminated certain existing distribution agreements we had in these countries and are establishing our own selling offices, leveraging certain existing facilities, infrastructure and sales contacts, where possible. We believe that with relatively modest additional infrastructure investments, we can enhance our presence in those markets. This is a long range initiative and we do not expect any meaningful sales impact from these efforts through the end of the current fiscal year.

RESULTS OF OPERATIONS

Comparison of fiscal quarter and six-month periods ended August 31, 2006 to the same periods ended August 31, 2005.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

SELECTED OPERATING DATA
(dollars in thousands)

					% of Net Sales
Quarter ended August 31,	2006	2005	$ Change	% Change	2006	2005

Net sales
Personal Care Segment	$110,976	$100,861	$10,115	10.0%	75.4%	77.4%
Housewares Segment	36,196	29,528	6,668	22.6%	24.6%	22.6%
Total net sales	147,172	130,389	16,783	12.9%	100.0%	100.0%
Cost of sales	80,504	70,171	10,333	14.7%	54.7%	53.8%
Gross profit	66,668	60,218	6,450	10.7%	45.3%	46.2%

Selling, general, and administrative expense	50,028	46,088	3,940	8.5%	34.0%	35.3%
Operating income	16,640	14,130	2,510	17.8%	11.3%	10.8%

Other income (expense):
Interest expense	(4,696)	(3,795)	(901)	23.7%	-3.2%	-2.9%
Other income, net	287	403	(116)	-28.8%	0.2%	0.3%
Total other income (expense)	(4,409)	(3,392)	(1,017)	30.0%	-3.0%	-2.6%
Earnings before income taxes	12,231	10,738	1,493	13.9%	8.3%	8.2%
Income tax expense	1,357	1,286	71	5.5%	0.9%	1.0%
Net earnings	$10,874	$9,452	$1,422	15.0%	7.4%	7.2%

					% of Net Sales
Six Months ended August 31,	2006	2005	$ Change	% Change	2006	2005

Net sales
Personal Care Segment	$216,300	$201,377	$14,923	7.4%	77.9%	78.1%
Housewares Segment	61,313	56,404	4,909	8.7%	22.1%	21.9%
Total net sales	277,613	257,781	19,832	7.7%	100.0%	100.0%
Cost of sales	153,004	138,871	14,133	10.2%	55.1%	53.9%
Gross profit	124,609	118,910	5,699	4.8%	44.9%	46.1%

Selling, general, and administrative expense	97,053	89,482	7,571	8.5%	35.0%	34.7%
Operating income	27,556	29,428	(1,872)	-6.4%	9.9%	11.4%

Other income (expense):
Interest expense	(9,202)	(7,058)	(2,144)	30.4%	-3.3%	-2.7%
Other income, net	1,077	345	732	*	0.4%	0.1%
Total other expense, net	(8,125)	(6,713)	(1,412)	21.0%	-2.9%	-2.6%
Earnings before income taxes	19,431	22,715	(3,284)	-14.5%	7.0%	8.8%
Income tax expense	1,878	2,716	(838)	-30.9%	0.7%	1.1%
Net earnings	$17,553	$19,999	$(2,446)	-12.2%	6.3%	7.8%

* Calculation is Not Meaningful

Consolidated Sales and Gross Profit Margins

Consolidated net sales for the second fiscal quarter ending August 31, 2006 increased 12.9 percent to $147,172 compared with $130,389 for the same period last year. Consolidated net sales for the six-month period ending August 31, 2006 increased 7.7 percent to $277,613 compared with $257,781 for the same period last year. There were no new product acquisitions to provide net sales growth during the six-months ending August 31, 2006. All growth during the quarter came from our core business (business we operated during the same fiscal period last year). For the fiscal quarter ending August 31, 2005, new product acquisition included the Skin Milk® and Time Block® lines of skin care products, acquired in September, 2004. For the six-month period ending August 31, 2005, new product acquisitions included OXO Housewares products until May 31, 2005 and the Skin Milk® and Time Block® lines of skin care products for the full six months. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES
(in thousands)

	Three Months Ended August 31,
	2006	2005

Prior year's net sales for the same period	$130,389	$141,229

Components of net sales change
Core business net sales change	16,783	(12,099)
Net sales from acquisitions (non-core business net sales)	-	1,259
Change in net sales	16,783	(10,840)
Net sales	$147,172	$130,389

Total net sales growth	12.9%	-7.7%
Core business net sales change	12.9%	-8.6%
Net sales change from acquisitions (non-core business net sales change)	0.0%	0.9%

	Six Months Ended August 31,
	2006	2005

Prior year's net sales for the same period	$257,781	$248,250

Components of net sales change
Core business net sales change	19,832	(19,649)
Net sales from acquisitions (non-core business net sales)	-	29,180
Change in net sales	19,832	9,531
Net sales	$277,613	$257,781

Total net sales growth	7.7%	3.8%
Core business net sales change	7.7%	-7.9%
Net sales change from acquisitions (non-core business net sales change)	0.0%	11.7%

For the three-months ended August 31, 2006, our personal care segment contributed $10,115, or 7.8 percent to our consolidated net sales growth and our Housewares segment contributed $6,668, or 5.1 percent to our consolidated net sales growth for a combined growth rate of 12.9 percent.

For the six-months ended August 31, 2006, our personal care segment contributed $14,923, or 5.8 percent to our consolidated net sales growth and our Housewares segment contributed $4,909, or 1.9 percent to our consolidated net sales growth for a combined growth rate of 7.7 percent.

In our Personal Care segment, overall product mix changes allowed us to realize higher average unit prices in all product lines except for our grooming, skin care, and hair product lines, as previously discussed. For the three- and six-month periods ended August 31, 2006, average unit volume increases contributed 8.6 and 4.2 percent, respectively, to sales growth while average unit price increases contributed 1.4 and 3.2 percent, respectively, to sales growth over the same periods in the prior year.

In our Housewares segment, product mix changes also allowed us to realize higher average unit prices. For the three- and six-month periods ended August 31, 2006, average unit prices increases contributed 20.2 and 13.3 percent, respectively, to sales growth over the same periods in the prior year. For the three-months ended August 31, 2006, unit volume increases contributed 2.4 percent to our sales growth over the same period in the prior year. For the six-month period ended August 31, 2006, we experienced an overall unit volume decline of 4.6 percent over the same period in the prior year. As previously discussed, the decline in unit volumes was due to issues associated with our transition to our new distribution center during the first fiscal quarter.

Consolidated gross profit, as a percentage of sales for the three- and six-month periods ended August 31, 2006, decreased 0.9 and 1.2 percent to 45.3 and 44.9 percent, respectively, compared to 46.2 and 46.1 percent, respectively, for the same periods in the prior year. The decrease in gross profit is primarily due to:

•	price concessions, allowances and accommodations granted to customers for late shipments in our Housewares segment during the first fiscal quarter;

•	the Housewares segment’s expansion into higher price point lower margin product lines;

•	margin pressure in our Personal Care segment due to raw materials price increases in grooming, skin care, and hair products line; and

•
promotional pricing and close-out selling throughout the first half of the fiscal year primarily in the grooming, skin care, and hair products and brushes, combs and accessories lines of our personal care businesses in order to reduce domestic inventory levels.

In the fiscal quarter ended August 31, 2006, margins continued to benefit from an overall favorable impact on net sales of exchange rates. The dollar reversed its first fiscal quarter year-over-year trend of strengthening against the British Pound and Euro and began to weaken. The dollar continued its first quarter trend of strengthening against the Mexican Peso. The overall net impact of foreign currency changes was to provide approximately $526 and $714 of additional sales dollars for the three- and six-month periods ended August 31, 2006 when compared to the same periods in the prior year. For the six-month period ended August 31, 2006, the British Pound, the Euro, Canadian Dollar and Brazil Real were a source of exchange rate gains, which were partially offset by unfavorable exchange rates for the Mexican Peso and other Latin American currencies.

Selling, general, and administrative expenses

Selling, general, and administrative expenses, expressed as a percentage of net sales, decreased for the three-months ended August 31, 2006 to 34.0 percent from 35.3 percent for the same period in the prior year. The improvement for the quarter is due to the impact of higher sales volumes on our cost structure, offset somewhat by percentage increases in depreciation, advertising and higher facility related costs due to the operational transition of our domestic distribution system.

Selling, general, and administrative expenses, expressed as a percentage of net sales, increased for the six-months ended August 31, 2006 to 35.0 percent from 34.7 percent for the same period in the prior year. The change is primarily due to percentage of net sales increases in depreciation and higher facility related costs due to the operational transition of our domestic distribution system.

Operating Income by Segment:

The following table sets forth, for the periods indicated, our operating income by segment, as a percentage of net sales, and as a year-over-year percentage change:

OPERATING INCOME BY SEGMENT
(dollars in thousands)

					% of Segment Net Sales
Quarter Ended August 31,	2006	2005	$ Change	% Change	2006	2005

Personal Care	$9,701	$6,441	$3,260	50.6%	8.7%	6.4%
Housewares	6,939	7,689	(750)	-9.8%	19.2%	26.0%
Total operating income	$16,640	$14,130	$2,510	17.8%	11.3%	10.8%

					% of Segment Net Sales
Six Months Ended August 31,	2006	2005	$ Change	% Change	2006	2005

Personal Care	$15,893	$14,351	$1,542	10.7%	7.3%	7.1%
Housewares	11,663	15,077	(3,414)	-22.6%	19.0%	26.7%
Total operating income	$27,556	$29,428	$(1,872)	-6.4%	9.9%	11.4%

In addition to the changes in operating income components discussed above, during the three- and six-month periods ended August 31, 2006, we began allocating corporate overhead to our Housewares segment. The operating income for the three- and six-month periods ended August 31, 2005 does not include this allocation for the reasons discussed below.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A expense directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the three- and six-month periods ended August 31, 2006, we began making allocations of corporate overhead and distribution center expenses to Housewares in lieu of the transition charges recorded in the prior year. These allocations had a negative impact on the operating income from the Housewares segment. For the three- and six-month periods ended August 31, 2006, we allocated expenses totaling $3,333 and $5,758, respectively, to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the three- and six-month periods ended August 31, 2005, transition charges of $2,811 and $4,784, respectively, were used to compute the Housewares segments operating income. For additional discussion of these charges, see Note 5 to the accompanying consolidated condensed financial statements.

The recent transition of our Houseware segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi and the pending consolidation of our domestic appliance inventories into the same new distribution facility have caused us to incur, and will continue to cause us to incur, additional expenses that we believe will decline when operations in the new distribution facility stabilize. Accordingly, we are in the process of re-evaluating our allocation methodology, and plan to change our methodology later in the current fiscal year. At that time, we expect the new methodology to result in some reduction in operating income for the Housewares segment, offset by an increase in the operating income for the Personal Care segment. Until we finalize our approach, the extent of this operating income impact between the segments can not yet be determined.

Interest expense and other income / expense

Interest expense for the three- and six-month periods ended August 31, 2006 increased to $4,696 and $9,202, respectively, compared to $3,795 and $7,058, respectively, for the same periods in the prior year. The overall increase is the result of increased interest rates on our floating rate debt and interest expense recorded in our first fiscal quarter ended May 31, 2006 in connection with a Hong Kong tax settlement.

Other income, net for the three- and six-month periods ended August 31, 2006 was $287 and $1,077, respectively, compared to $403 and $345, respectively, for the same periods in the prior year. The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)
(dollars in thousands)

					% of Net Sales
Quarter Ended August 31,	2006	2005	$ Change	% Change	2006	2005

Interest income	$345	$50	$295	*	0.2%	*
Net unrealized gains (losses) on securities	(36)	188	(224)	*	*	0.2%
Miscellaneous other income	(22)	165	(187)	*	*	0.1%
Total other income, net	$287	$403	$(116)	-28.8%	0.2%	0.3%

* Calculation is not meaningful

					% of Net Sales
Six Months Ended August 31,	2006	2005	$ Change	% Change	2006	2005

Interest income	$634	$135	$499	*	0.2%	0.1%
Net unrealized gains on securities	24	7	17	*	*	*
Miscellaneous other income	419	203	216	*	0.2%	0.1%
Total other income, net	$1,077	$345	$732	*	0.4%	0.1%

* Calculation is not meaningful

Interest income is higher for the three- and six-month periods ended August 31, 2006 when compared to the same periods last year due to higher levels of temporarily invested cash being held thus far this year and higher interest rates earned.

Miscellaneous other income for the six-month period ended August 31, 2006 includes a $422 first quarter gain from the sale of 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center.

Income tax expense

Income tax expense for the three-month and six-month periods ended August 31, 2006 was 11.1 and 9.7 percent of earnings before income taxes, respectively, versus 12.0 percent of earnings before income taxes, respectively, for the same periods in the prior year. Our tax expense for the latest fiscal quarter has increased to more normalized levels on a year-to-date basis over the 7.2 percent of earnings recorded for the first three months of the current fiscal year. This is due to:

•
In the first fiscal quarter of the current year, we reversed $192 of tax provision previously established in connection with a Hong Kong tax settlement. This had the effect of lowering that quarter’s tax expense by 2.7 percent; and

•	During the latest fiscal quarter, more income was recognized in higher tax rate jurisdictions than was recognized in the previous fiscal quarter.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of August 31, 2006 and August 31, 2005 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended August 31,
	2006	2005

Accounts Receivable Turnover (Days) (1)	73.7	77.1
Inventory Turnover (Times) (1)	1.9	2.0
Working Capital (in thousands)	$211,385	$173,051
Current Ratio	2.5 : 1	2.0 : 1
Ending Debt to Ending Equity Ratio (2)	55.4%	70.0%
Return on Average Equity (1)	9.9%	15.1%

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

(2)
Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines when they appear on our consolidated condensed balance sheets: "Revolving line of credit", "Current portion of long-term debt", and "Long-term debt, less current portion."

Operating Activities

Our cash balance was $31,837 at August 31, 2006 compared to $18,320 at February 28, 2006. Operating activities provided $8,353 of cash during the first six months of fiscal 2007, compared to $46,523 of cash consumed during the same period in fiscal 2006.

Accounts receivable increased $9,743 to $117,032 as of August 31, 2006 compared to $107,289 at the end of fiscal 2006. Accounts receivable turnover improved to 73.7 days at August 31, 2006 from 77.1 days at August 31, 2005. The change is due to improving receivables management. Our twelve month trailing sales was $609,579 at August 31, 2006 against $591,080 at August 31, 2005 while over the same period, our average receivables investment was $123,003 and $124,894, respectively.

Inventories increased $16,923 to $185,324 as of August 31, 2006 compared to $168,401 at the end of fiscal 2006. Normally, inventory levels increase in the first half of the fiscal year, as we build up new product introductions for late summer and fall. Inventory turnover decreased to 1.9 at the end of August, 2006 when compared to 2.0 at the end of August 2005. Higher product costs and a higher average inventory investment for the five quarters ended August 31, 2006 as compared to the five quarters ended August 31, 2005 accounted for the change.

Working capital increased to $211,385 at August 31, 2006 compared to $173,051 at August 31, 2005. Our current ratio increased to 2.5:1 at August 31, 2006 compared to 2.0:1 at August 31, 2005. The improvements in our working capital and current ratio positions over the past year is the result of the strength of our cash flow, which allowed us to pay down $38,366 of debt while increasing our investable cash by $23,713.

Investing Activities

Investing activities used $3,082 of cash during the six months ended August 31, 2006. Listed below are some significant highlights of our investing activities:

•	We spent $507 on the Housewares segment conversion to our new information systems. We expect that significant spending on this project is now complete.

•	We spent $830 to acquire office space in Mexico City.

•	We spent an additional $356 on our equipment and building improvements in our new Southaven Mississippi distribution facility.

•	We spent $952 on molds and tooling, $377 on information technology infrastructure, and $548 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We spent $178 on new patent costs and registrations.

•	We sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and resulted in a gain on the sale of $422.

Financing Activities

Financing activities provided $8,246 of cash during the six months ended August 31, 2006. Highlights of those activities follow.

•
We drew $7,660 against our $15,000 industrial revenue bond established to acquire equipment, machinery and related assets for our new Southaven, Mississippi distribution facility. At May 31, 2006 we converted the $12,634 total drawn into a five-year industrial revenue bond. See Note 12 to the accompanying condensed financial statements for additional information concerning the prepayment of $4,974 of this debt in September, 2006 and change in its balance sheet classification.

•	For the three- and six-month periods ended August 31, 2006, proceeds from employee option exercises provided $159 and $302 of cash, respectively.

•	In July 2006, purchases through our employee stock purchase plan provided $190 of cash.

Our ability to access our Revolving Line of Credit facility is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants. The financial covenants require us to maintain certain Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of August 31, 2006, effectively limited our ability to incur no more than $30,204 of additional debt from all sources, including draws on our Revolving Line of Credit. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well. As of August 31, 2006, we are in compliance with the terms of the various credit agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of August 31, 2006 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:
(in thousands)

		2007	2008	2009	2010	2011	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Recorded Contractual Obligations
Term debt - floating rate	$237,634	$4,974	$-	$100,000	$-	$57,660	$75,000
Term debt - fixed rate	35,000	10,000	13,000	3,000	3,000	3,000	3,000
Long-term incentive plan payouts	2,619	1,498	1,121	-	-	-	-
				$-
Unrecorded Contractual Obligations
Interest on floating rate debt *	69,592	13,826	13,813	13,323	7,923	7,560	13,147
Interest on fixed rate debt	5,493	2,079	1,351	842	624	407	190
Open purchase orders	65,975	65,975	-	-	-	-	-
Minimum royalty payments	59,091	2,380	2,501	2,417	5,967	6,208	39,618
Advertising and promotional	25,499	11,863	7,075	3,141	1,420	800	1,200
Operating leases	3,709	2,443	753	340	173	-	-
Capital spending commitments	1,611	1,611	-	-	-	-	-
Open letters of credit pending settlement	616	616	-	-	-	-	-
Other	569	414	155	-	-	-	-
Total contractual obligations	$507,408	$117,679	$39,769	$123,063	$19,107	$75,635	$132,155

*     The future obligation for interest on our variable rate debt has normally been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 12, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000 10 Year Senior Notes (the “September 2006 Swaps”). The interest rate swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The September 2006 Swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates. We also have an unsecured Industrial Development Revenue Bond, whose rate is subject to periodic adjustment. The bond’s interest rate has not been hedged. Accordingly, we estimated our future obligation for interest on it using the rates in effect as of August 31, 2006. This is only an estimate, actual rates on the bond may vary over time. For instance, taking into account that $4,974 of the bond was prepaid on September 15, 2006; a 1 percent increase in interest rates could add approximately $77 per year to floating rate interest expense over the bond’s remaining maturity.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's foreseeable short and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory, to carry normal levels of accounts receivable on our balance sheet, to fund normal levels of capital expenditure, to continue to enhance our North American distribution and logistics capabilities, and to continue to expand the scope of our operations in selected European, Asian and Latin American markets. Over the longer term, we expect we will have sufficient capability to repay maturities of our fixed and floating rate debt through a combination of cash generated from operations, the issuance of additional common shares, and the proceeds of associated new financings.

The Company may elect to repurchase additional shares of its common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involves the application of several such policies. These policies include: estimates used in computing share based compensation expense, estimates of our exposure to liability for income taxes, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets, and the economic useful life of intangible assets.

Stock Options - Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Share-based compensation expense for all awards granted after February 28, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the underlying option’s vesting term. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R as it pertains to public companies. The Company has considered the provisions of SAB 107 in its adoption of SFAS 123R. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See Note 2 to the consolidated condensed financial statements for a further discussion of stock-based compensation.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

NEW ACCOUNTING GUIDANCE

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the EITF reached a consensus on EITF Issue No. 06-4 ("EITF 06-4"), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires the application of the provisions of FASB SFAS 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The Company may have certain policies subject to the provisions of this new pronouncement and is currently determining the effect the adoption of EITF 06-4 will have on its financial statements during its 2008 fiscal year.

Uncertainty in Income Taxes - In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Fair Value Measurements - In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of August 31, 2006 is both floating and fixed. Fixed rates are in place on $35,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent.

Floating rates are in place on $237,634 of debt. Interest rates on these notes are reset as outlined in Note 12 to our consolidated condensed financial statements. Interest rates during the latest fiscal quarter on these notes ranged from 5.81 to 6.65 percent. On September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000 10 Year Senior Notes (the “September 2006 Swaps”). The interest rate swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The September 2006 Swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. These swaps settle quarterly and terminate upon maturity of the related debt. These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows.

We also have an unsecured Industrial Development Revenue Bond, whose rate is subject to periodic adjustment. The bond’s interest rate has not been hedged. Accordingly, we estimated our future obligation for interest on it using the rates in effect as of August 31, 2006. This is only an estimate, actual rates on the bond may vary over time. For instance, taking into account that $4,974 of the bond was prepaid on September 15, 2006, a 1 percent increase in interest rates could add approximately $77 per year to floating rate interest expense over the bond’s remaining maturity.

The addition of these levels of debt, the future impact of any draws against our Revolving Line of Credit, whose interest rates can vary with the term of each draw, and the uncertainty regarding the level of future interest rates, increases our risk profile.

Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory. However, long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. Sales in the United States are transacted in U.S. Dollars. The majority of our sales in the United Kingdom are transacted in British Pounds, in France and Germany is transacted in Euros, in Mexico is transacted in Pesos, in Brazil is transacted in Reals, and in Canada is transacted in Canadian Dollars. When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations. When the U.S. Dollar weakens against those currencies, we realize foreign currency gains.

During the three-month and six-month periods ended August 31, 2006, we transacted approximately 14 percent of our net sales in foreign currencies. During the three-month and six-month periods ended August 31, 2005, we transacted approximately 13 percent of our net sales in foreign currencies. For the three-month and six-month periods ended August 31, 2006, we incurred net foreign exchange gains of $570 and $886, respectively. During the same fiscal periods in the prior year, we incurred net foreign exchange losses of $227 and $925.

We hedge against foreign currency exchange rate risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. During the forecasted period, a hedging relationship is created because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss. To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

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

The following table summarizes the various forward contracts we designated as cash flow hedges that were open at August 31, 2006 and February 28, 2006:

CASH FLOW HEDGES

August 31, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at August 31,	Weighted Average Forward Rate at	Weighted Average Forward Rate at August 31,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9047	1.8228	1.9059	($831)
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9047	1.9010	1.9079	($69)
										($899)

February 28, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at Feb. 28,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", “project”, "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company's assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Part II, Item 1A. “Risk Factors", and that are otherwise described from time to time in our SEC reports filed after this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2006 the Company filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On June 29, 2006, the plaintiffs filed with the court their opposition to the Company’s motion to dismiss. On July 17, 2006 the Company filed a reply rebutting the plaintiffs’ June 29th opposition. As of the date this report was filed, this matter was before the court for its consideration.

Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 include adequate provisions for this liability. As a result of this tax settlement, in the first fiscal quarter of 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the fiscal quarter just ended, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

For the fiscal years 1998 through 2003, the IRD has assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. Hong Kong levies taxes on income earned from certain activities previously conducted in Hong Kong. Negotiations with the IRD regarding these issues are ongoing, and it is unclear at this time when they will be resolved.

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

If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. We would vigorously disagree with any such proposed adjustments and would aggressively contest this matter through the applicable taxing authority and judicial process, as appropriate.

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

The IRS is auditing the U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated condensed financial statements.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties. In evaluating us and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in "Item 1A. Risk Factors" to Part I of our Annual Report on Form 10-K for the year ended February 28, 2006 as well as the risk factors listed below, which supplement the risk factors contained in our Form 10-K. If any of the events or circumstances described in our 10-K or listed below actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks contained in our 10-K and those listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are not significant may also impact our business operation.

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

Our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse management system. These logistical systems depend on our new Global Enterprise Resource Planning System. On September 7, 2004, we implemented our new Global Enterprise Resource Planning System, along with other new technologies. Following the implementation of this new system, most of our businesses (other than our Housewares segment) ran under one integrated information system. We continue to closely monitor the new system and make normal and expected adjustments to improve its effectiveness. Complications resulting from process adjustments could potentially cause considerable disruptions to our business. The change to the new system continues to involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose potential risks. Implementing new data standards and converting existing data to accommodate the new system's requirements have required a significant effort across our entire organization.

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

The Houseware segment’s move to our new 1,200,000 square foot distribution facility in Southaven, Mississippi and conversion to related distribution systems began in December 2005 and is substantially complete. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. Conversions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management's attention for a period of time after the conversion as the organization adapts to the new system and seeks to respond quickly to its day-to-day operations requirements. Initially, we experienced warehouse order processing and shipment delays. These delays were the result of software issues, adapting to the new equipment, new employees, and the operation of the new distribution facility. The delays caused a backlog in orders and in some cases, order cancellations. Throughout the first fiscal quarter of 2007 we continued to work to resolve the technical and operational issues that were causing the delays and address the issues with affected customers. By the end of the quarter, we believe we had addressed the most significant issues and the new facility began to attain its originally planned operational throughput. In the fourth quarter of fiscal 2006, we also completed the move of our grooming, skin care, and hair products inventories from our El Paso, Texas distribution facility to the new Southaven, Mississippi facility and commenced shipments from that facility. In this move, we experienced transitional issues, but none of the magnitude or impact as those we experienced with Housewares.

We originally had planned to move the balance of our domestic Personal Care segment appliance inventory into the new distribution facility by the end of the first fiscal quarter. However, due to the issues we experienced with our Housewares segment, we decided to delay the completion of this transition. Once we are satisfied that operations have stabilized with respect to the inventories in place at the new distribution facility, and we are past our peak shipping season, we will move the balance of our appliance inventory from its existing distribution facility to the new distribution facility. In connection with this decision, we have recently obtained an extension on the lease of our formerly owned distribution facility which is currently used for our appliance inventory. As a result of the extension, the lease term expires February 28, 2007. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between distribution facilities.

While we believe we have taken appropriate measures to mitigate the recent shipment disruptions arising from the transition of our Housewares segment, as discussed above, we still have a significant inventory transition to complete with our Personal Care Segment appliance product line. Unanticipated operational changes made as a result of this and future transitions may impact the level of the cost benefits we ultimately realize. These transitions will increase the risk that operations might be further disrupted, and that the cost benefits expected to be achieved through facility consolidation will continue to be delayed. While we believe we have the process and appropriate management in place to effectively manage these transitions and rapidly respond to mitigate any issues that may arise as a result of the transition, there can be no assurance that additional disruptions will not occur.

We rely on our Global Enterprise Resource Planning System for a significant portion of our operations. Certain international operations still need to be transitioned to the new system. Our failure to, or delays in, successfully transitioning all our operations onto this system, could have a material adverse impact on our operations and profitability.

We will be transitioning Mexico and other Latin American operations to the new system later in fiscal 2007 and in fiscal 2008. In addition, our Housewares segment recently opened selling offices in Japan and Great Britain and efforts to bring up appropriate software systems for these operations are underway. Due to the complexities of these efforts, we expect to continue to experience a period of significant change and tuning of the system for many months. While nothing has come to our attention that would lead us to believe that we may experience additional operational issues, errors or misstatements of our financial results during this time-frame, we recognize that these continue to be challenging transitions for us and will require close monitoring to keep our documentation and application of internal controls current.

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

To support these new technologies, we are continuously building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security requirements are all potential areas for failure and risk. We continue to rely on outside vendors to assist us with implementation and enhancements and will continue to rely on certain vendors to assist us in maintaining some of our infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. We continue to transition many of these third party services to our in-house staff. The transition from third party services to in-house staffing of such services poses risks that could cause additional business disruptions. Finally, natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

Any interruption in our logistical systems would impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. These and other factors described above could have a material and adverse affect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in the open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. On April 25, 2006 our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. During the three- and six-months ended August 31, 2006 and 2005, respectively, we did not repurchase any common shares. From September 1, 2003 through August 31, 2006, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held August 8, 2006 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

•	Proposal 1.	Election of a board of eight directors;

•	Proposal 2.	Appointment of KPMG LLP as independent auditors of the Company to serve for the 2007 fiscal year.

A description of the foregoing matters is contained in the Company's Proxy Statement dated June 29, 2006, relating to the 2006 Annual Meeting of Shareholders.

With respect to Proposal 1, the shareholders elected each of the following directors to the Company's Board of Directors by the votes indicated below, to serve for the ensuing year:

	For	Against

Gary B. Abromovitz	23,828,775	4,084,929
John B. Butterworth	25,700,018	2,213,686
Timothy F. Meeker	18,826,642	9,087,062
Byron H. Rubin	18,992,969	8,920,735
Gerald J. Rubin	19,566,148	8,347,556
Stanlee N. Rubin	17,441,202	10,472,502
Adolpho R. Telles	25,692,853	2,220,851
Darren G. Woody	25,190,598	2,723,106

The proposal to appoint KPMG LLP as independent auditors of the Company received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

27,762,341	119,908	31,455	-

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: October 9, 2006	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date: October 9, 2006	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: October 9, 2006	/s/ Richard J. Oppenheim
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