Form 10-Q
period 2006-11-30
HELEN OF TROY LTD
filed 2007-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 5, 2007
Common Shares, $0.10 par value per share	30,258,943 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX - FORM 10-Q

			Page
PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Consolidated Condensed Balance Sheets as of November 30, 2006 (unaudited) and February 28, 2006	3
		Consolidated Condensed Statements of Income (unaudited) for the Three Months and Nine Months Ended November 30, 2006 and November 30, 2005	4
		Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended November 30, 2006 and November 30, 2005	5
		Consolidated Condensed Statements of Comprehensive Income (unaudited) for the Three Months and Nine Months Ended November 30, 2006 and November 30, 2005	6
		Notes to Consolidated Condensed Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3	Quantitative and Qualitative Disclosures about Market Risk	41
	Item 4	Controls and Procedures	44
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	45
	Item 1A	Risk Factors	47
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 6	Exhibits	51
	Signatures		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)

	November 30,	February 28,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,017	$18,320
Trading securities, at market value	221	97
Foreign currency forward contracts	—	584
Receivables - principally trade, less allowance of $1,157 and $850	168,445	107,289
Inventories	146,155	168,401
Prepaid expenses	6,613	5,793
Deferred income tax benefits	13,360	10,690
Total current assets	393,811	311,174

Property and equipment, at cost less accumulated depreciation of $32,827 and $27,039	98,369	100,703
Goodwill	201,003	201,003
Trademarks, net of accumulated amortization of $229 and $225	158,061	157,711
License agreements, net of accumulated amortization of $15,593 and $14,514	26,722	27,801
Other intangible assets, net of accumulated amortization of $4,177 and $3,044	15,019	15,757
Tax certificates	25,144	28,425
Other assets	13,846	15,170
	$931,975	$857,744

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable, principally trade	42,607	30,175
Accrued expenses	76,304	54,145
Income taxes payable	27,848	31,286
Total current liabilities	156,759	125,606

Long-term compensation liability	1,735	1,706
Deferred income tax liability	164	81
Long-term debt, less current portion	257,660	254,974
Total liabilities	416,318	382,367

Commitments and contingencies (See Notes 3, 11 and 13)

Stockholders' equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common shares, $.10 par. Authorized 50,000,000 shares; 30,255,243 and 30,013,172 shares issued and outstanding	3,025	3,001
Additional paid-in-capital	94,417	90,300
Retained earnings	421,282	380,916
Accumulated other comprehensive income (loss)	(3,067)	1,160
Total stockholders' equity	515,657	475,377
	$931,975	$857,744

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005

Net sales	$213,437	$197,458	$491,050	$455,239
Cost of sales	121,960	111,414	274,964	250,285
Gross profit	91,477	86,044	216,086	204,954

Selling, general, and administrative expense	62,375	57,396	159,428	146,878
Operating income	29,102	28,648	56,658	58,076

Other income (expense):
Interest expense	(4,487)	(4,259)	(13,689)	(11,317)
Other income (expense), net	863	(623)	1,940	(277)
Total other income (expense)	(3,624)	(4,882)	(11,749)	(11,594)

Earnings before income taxes	25,478	23,766	44,909	46,482

Income tax expense (benefit):
Current	3,938	1,287	5,710	2,393
Deferred	(1,273)	(187)	(1,167)	1,423
Net earnings	$22,813	$22,666	$40,366	$42,666

Earnings per share:
Basic	$0.76	$0.76	$1.34	$1.43
Diluted	$0.72	$0.72	$1.28	$1.34

Weighted average common shares used in
computing net earnings per share
Basic	30,160	29,935	30,074	29,895
Diluted	31,769	31,272	31,578	31,767

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended November 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$40,366	$42,666
Adjustments to reconcile net earnings to net cash provided / (used) by operating activities
Depreciation and amortization	10,756	8,738
Provision for doubtful receivables	(307)	(1,086)
Stock-based compensation expense	499	—
Unrealized (gain) / loss - trading securities	(34)	30
Deferred taxes, net	(1,288)	309
Gain on the sale of property, plant and equipment	(419)	—
Changes in operating assets and liabilities:
Accounts receivable	(60,849)	(52,816)
Forward contracts	5,429	(3,312)
Inventories	22,246	(47,266)
Prepaid expenses	198	3,105
Other assets	2,582	(276)
Accounts payable	12,432	22,711
Accrued expenses	11,687	7,226
Income taxes payable	(3,478)	307
Net cash provided / (used) by operating activities	39,860	(19,664)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(6,287)	(48,302)
Proceeds from the sale of property, plant and equipment	666	150
Net cash used by investing activities	(5,621)	(48,152)

Cash flows from financing activities:
Proceeds from debt	7,660	4,974
Repayment of debt	(4,974)	—
Net borrowings on revolving line of credit	—	60,000
Payment of financing costs	—	(91)
Proceeds from exercise of stock options and employee stock purchases	3,642	1,135
Share-based compensation tax benefit	130	—
Net cash provided by financing activities	6,458	66,018
Net increase / (decrease) in cash and cash equivalents	40,697	(1,798)
Cash and cash equivalents, beginning of period	18,320	21,752
Cash and cash equivalents, end of period	$59,017	$19,954

Supplemental cash flow disclosures:
Interest paid	$12,771	$10,587
Income taxes paid (net of refunds)	$8,562	$3,015

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements Of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005

Net earnings, as reported	$22,813	$22,666	$40,366	$42,666
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest Rate Swaps	(1,793)	—	(1,793)	—
Cash flow hedges - Foreign Currency	(956)	1,561	(2,434)	4,252
Comprehensive income	$20,064	$24,227	$36,139	$46,918

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2006

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2006 and February 28, 2006, and the results of our consolidated operations for the three-month and nine-month periods ended November 30, 2006 and 2005. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full fiscal year. While we believe that the disclosures presented are adequate and the consolidated condensed financial statements are not misleading, these statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and our other reports on file with the Securities and Exchange Commission (“SEC”).

We have reclassified certain prior-period amounts, and in some cases provided additional information in our consolidated condensed financial statements and accompanying footnotes to conform to the current period’s presentation. These reclassifications have no impact on previously reported net earnings.

In these consolidated condensed financial statements, accompanying footnotes, and elsewhere in this report, amounts shown are in thousands of U.S. Dollars, except as otherwise indicated.

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

Under stock option and restricted stock plans adopted in 1994 and 1998, as amended (the "1994 Plan" and the "1998 Plan," respectively), we have reserved a total of 14,750,000 common shares for issuance to key officers and employees. Under these plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1994 Plan and the 1998 Plan become exercisable immediately or over one, four, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. As of November 30, 2006, 569,086 shares remained available for issue and 6,418,858 options were outstanding under these plans.

Under a stock option plan for non-employee directors (the "Directors’ Plan") adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors' Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors' Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. On that date, the remaining 284,000 shares available for issue expired. As of November 30, 2006, 260,000 options were outstanding under this plan.

Under an employee stock purchase plan (the "Stock Purchase Plan"), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of from 1 percent to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During the second quarter of fiscal 2007, plan participants acquired 12,485 shares at a price of $15.21 per share under the Stock Purchase Plan. During the third quarter of fiscal 2007, no shares were issued under the Stock Purchase Plan. At November 30, 2006, 319,231 shares remained available for future issue under this plan.

For the three-month and nine-month periods ending November 30, 2006, the Company expensed $130 and $500 pre-tax, respectively, for stock options issued and employee share purchases under the above plans. These amounts were classified in selling, general, and administrative expense in the consolidated condensed statements of income for the fiscal periods then ended. The following table highlights the impact of share based compensation expense:

SHARE BASED PAYMENT EXPENSE
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005 (1)	2006	2005 (1)

Stock options	$130	$—	$450	$—
Employee stock purchase plan	—	—	50	—
Share-based payment expense	$130	$—	$500	$—

Share-based payment expense, net of income tax benefits of $36 and $130 for the three and nine months ended November 30, 2006.	$94	$—	$370	$—

Earnings per share impact of share based payment expense:
Basic	$0.00	$—	$0.01	$—
Diluted	$0.00	$—	$0.01	$—

(1) Prior year amounts are before adoption of SFAS 123R under the modified prospective method. Under this method, periods prior to adoption are not restated.

The following table provides the pro forma effect on net earnings and earnings per share as if the fair-value-based measurement method had been applied to all stock-based compensation for the three-month and nine-month periods ended November 30, 2005:

PRO FORMA NET INCOME AND PRO FORMA EARNINGS PER SHARE
(in thousands, except per share data)

	November 30, 2005
	(Three Months)	(Nine Months)

Net income:
As reported	$22,666	$42,666
Share-based payment expense, net of income tax benefit of $170 and $408, respectively	299	1,049
Pro forma	$22,367	$41,617

Basic earnings per share:
As reported	$0.76	$1.43
Pro forma	0.75	1.39

Diluted earnings per share:
As reported	$0.72	$1.34
Pro forma	0.72	1.31

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three-month and nine-month periods ended November 30, 2006 and 2005:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006 [1]	2005	2006	2005

Weighted-average fair value of grants (in dollars)	N/A	$6.78	$7.26	$7.25
Risk-free interest rate	N/A	4.33%	4.95%	4.20%
Dividend yield	N/A	0.00%	0.00%	0.00%
Expected volatility	N/A	41.45%	39.90%	41.66%
Expected life (in years)	N/A	3.86	4.11	3.69

[1] No stock options were granted during the quarter.

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

A summary of option activity as of November 30, 2006, and changes during the nine-months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY
(in thousands, except contractual term and per share data)

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Term	Intrinsic
	Options	Price	Fair Value	(in years)	Value

Outstanding at February 28, 2006	6,923	$14.83	$5.52	4.83	$39,317
Granted	21	18.82
Exercised	(228)	(12.60)
Forfeited / expired	(37)	(19.80)
Outstanding at November 30, 2006	6,679	$14.89	$5.52	4.04	$59,482

Exerciseable at November 30, 2006	6,427	$14.79	$5.48	3.92	$57,915

The aggregate intrinsic value of options exercised during the nine-month period ended November 30, 2006 was $2,060. A summary of non-vested option activity as of November 30, 2006, and changes during the nine-month period then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value

Outstanding at February 28, 2006	410	$6.27
Granted	21	7.16
Vested or forfeited	(179)	(5.96)
Outstanding at November 30, 2006	252	$6.56

A summary of the Company’s total unrecognized share-based compensation cost as of November 30, 2006 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE
(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$1,216	41.1

Note 3 - Litigation

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.

The lawsuit was brought in the United States District Court for the Western District of Texas. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely affect the Company's business. The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

On May 15, 2006, the Company filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On June 29, 2006, the plaintiffs filed with the court their opposition to the Company’s motion to dismiss. On July 17, 2006, the Company filed a reply rebutting the plaintiffs’ June 29th opposition. As of the date this report was filed, this matter was before the court for its consideration.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 - Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 1,609,412 and 1,504,504 for the three- and nine-month periods ended November 30, 2006, respectively, and 1,337,269 and 1,872,714 for the three- and nine-month periods ended November 30, 2005. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 536,300 and 946,368 at November 30, 2006 and 2005, respectively.

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

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the three-month and nine-month periods ended November 30, 2006, we began making an allocation of corporate overhead and distribution center expenses to Housewares in lieu of transition charges previously recorded. For the three-month and nine-month periods ended November 30, 2006, we allocated expenses totaling $3,690 and $9,448, respectively, to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the three-month and nine-month periods ended November 30, 2005, transition charges of $3,303 and $8,087, respectively, were used to compute the Housewares segments operating income.

Major expense categories presently allocated to the Housewares segment, in lieu of the transition charges the Housewares segment incurred prior to March 1, 2006, include the following:

Customer Service;
Credit, Collection and Accounting;
Distribution Facility and Equipment Costs;
Distribution Labor Charges; and
General and Administrative Overhead.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi. The process of consolidating our domestic appliance inventories into the same new facility is still underway with major activity planned during the last quarter of fiscal 2007. As a result of these transitions, we have incurred, and will continue to incur, additional expenses that we believe will decline as operations in the new facility stabilize at some point later in fiscal 2008.

We are in the process of re-evaluating our allocation methodology, and plan to change our methodology in fiscal 2008 to better reflect the evolving economics of our operation. At that time, we expect the new methodology to result in some reduction in operating income for the Housewares segment, offset by an increase in the operating income for the Personal Care segment. Until we finalize our approach, the extent of this operating income impact between the segments cannot be determined.

Other items of income and expense, including income taxes, are not allocated to operating segments.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(in thousands)

	Personal
November 30, 2006	Care	Housewares	Total

Net sales	$173,741	$39,696	$213,437
Operating income	20,077	9,025	29,102
Capital, license, trademark and other intangible expenditures	1,456	1,083	2,539
Depreciation and amortization	2,182	1,227	3,409

	Personal
November 30, 2005	Care	Housewares	Total

Net sales	$161,007	$36,451	$197,458
Operating income	19,045	9,603	28,648
Capital, license, trademark and other intangible expenditures	28,478	10,634	39,112
Depreciation and amortization	2,378	742	3,120

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(in thousands)

	Personal
November 30, 2006	Care	Housewares	Total

Net sales	$390,041	$101,009	$491,050
Operating income	35,970	20,688	56,658
Capital, license, trademark and other intangible expenditures	4,436	1,851	6,287
Depreciation and amortization	7,081	3,675	10,756

	Personal
November 30, 2005	Care	Housewares	Total

Net sales	$362,384	$92,855	$455,239
Operating income	33,396	24,680	58,076
Capital, license, trademark and other intangible expenditures	36,795	11,507	48,302
Depreciation and amortization	6,443	2,295	8,738

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT NOVEMBER 30, 2006 AND FEBRUARY 28, 2006
(in thousands)

	Personal
	Care	Housewares	Total

November 30, 2006	$582,426	$349,549	$931,975
February 28, 2006	512,594	345,150	857,744

Note 6 - Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT
(in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2006	2006

Land	—	$9,537	$9,623
Building and improvements	10 - 40	62,577	62,374
Computer and other equipment	3 - 10	39,529	37,601
Molds and tooling	1 - 3	6,138	4,907
Transportation equipment	3 - 5	3,902	3,875
Furniture and fixtures	5 - 15	7,722	7,865
Construction in process	—	1,791	457
Information system under development	—	—	1,040
		131,196	127,742
Less accumulated depreciation		(32,827)	(27,039)
Property and equipment, net		$98,369	$100,703

On May 31, 2006, we sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and we recorded a gain on the sale of $422.

On July 7, 2006, we acquired a 3,600 square foot office facility in Mexico City for approximately $830. To date we have paid approximately $179 to remodel and furnish this and other facilities and expect to incur approximately $21 of additional capital expenditures to complete the remodeling and furnishing of facilities.

During the fiscal quarter ended November 30, 2006, we paid approximately $1,029 against a $1,500 commitment to acquire and install additional storage racking, and associated handling equipment for our new Southaven, Mississippi distribution facility.

We recorded depreciation of $2,531 and $7,499 for the three-month and nine-month periods ended November 30, 2006, respectively, and $1,962 and $5,227 for the three-month and nine-month periods ended November 30, 2005, respectively.

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

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS
(in thousands)

			November 30, 2006			February 28, 2006
				Accumulated			Accumulated
			Gross	Amortization	Net	Gross	Amortization	Net
Type / Description	Segment	Estimated Life	Carrying Amount	(if Applicable)	Carrying Amount	Carrying Amount	(if Applicable)	Carrying Amount

Goodwill:
OXO	Housewares	Indefinite	$165,934	$—	$165,934	$165,934	$—	$165,934
All other goodwill	Personal Care	Indefinite	35,069	—	35,069	35,069	—	35,069
			201,003	—	201,003	201,003	—	201,003

Trademarks:
OXO	Housewares	Indefinite	75,554	—	75,554	75,200	—	75,200
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other - definite lives	Personal Care	[1]	338	(229)	109	338	(225)	113
All other - indefinite lives	Personal Care	Indefinite	31,081	—	31,081	31,081	—	31,081
			158,290	(229)	158,061	157,936	(225)	157,711

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(15,593)	8,722	24,315	(14,514)	9,801
			42,315	(15,593)	26,722	42,315	(14,514)	27,801

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 13 Years	19,196	(4,177)	15,019	18,801	(3,044)	15,757

Total			$420,804	$(19,999)	$400,805	$420,055	$(17,783)	$402,272

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three-month and nine-month periods ending November 30, 2006 and 2005, as well as our latest estimate of amortization expense for the fiscal years ending the last day of February 2007 through 2012.

AMORTIZATION OF INTANGIBLES
(in thousands)

Aggregate Amortization Expense
For the three months ended

November 30, 2006	$660
November 30, 2005	$791

Aggregate Amortization Expense
For the nine months ended

November 30, 2006	$2,216
November 30, 2005	$2,372

Estimated Amortization Expense
For the fiscal years ended

February 2007	$2,951
February 2008	$2,889
February 2009	$2,639
February 2010	$2,595
February 2011	$2,122
February 2012	$2,016

Note 8 - Short Term Debt

On June 1, 2004, we entered into a five year $75,000 Credit Agreement (“Revolving Line of Credit Agreement”), with Bank of America, N.A. and other lenders. Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America's prime rate. Alternatively, upon election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the "Leverage Ratio" at the time of the borrowing. The "Leverage Ratio" is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date, to consolidated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") for the period of the four consecutive fiscal quarters most recently ended.

The credit line allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. There were no outstanding borrowings or associated interest expense during the fiscal three-month and nine-month periods ended November 30, 2006. As of November 30, 2006, there were no open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $40,333 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries. Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of November 30, 2006, we were in compliance with the terms of this agreement.

Note 9 - Accrued Expenses

A summary of accrued expenses was as follows:

ACCRUED EXPENSES
(in thousands)

	November 30,	February 28,
	2006	2006

Accrued sales returns, discounts and allowances	$32,791	$24,176
Accrued compensation	7,231	7,603
Accrued advertising	12,024	7,617
Accrued interest	3,002	2,671
Accrued royalties	3,747	2,577
Accrued professional fees	1,247	1,502
Accrued benefits and payroll taxes	2,011	1,495
Accrued freight	1,250	858
Accrued property, sales and other taxes	1,856	593
Foreign currency forward contracts	2,129	—
Interest rate swaps	2,716	—
Other	6,300	5,053
Total Accrued Expenses	$76,304	$54,145

Note 10 - Product Warranties

The Company's products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $8,401 and $7,373 as of November 30, 2006 and February 28, 2006, respectively. We estimate our warranty accrual using historical trends. We believe that these trends are the most reliable method by which we can estimate our warranty liability.

The following table summarizes the activity in the Company's accrual for the three-month and nine-month periods ended November 30, 2006 and fiscal year ended February 28, 2006:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)

	November 30, 2006		February 28,
	(Three Months)	(Nine Months)	2006 (Year)

Balance at the beginning of the period	$6,148	$7,373	$5,767
Additions to the accrual	6,764	15,245	22,901
Reductions of the accrual - payments and credits issued	(4,511)	(14,217)	(21,295)
Balance at the end of the period	$8,401	$8,401	$7,373

Note 11 - Income Taxes

Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability. As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the second fiscal quarter of 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

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

The IRS is auditing our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated condensed financial statements.

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

Note 12 - Long Term-Debt

A summary of long-term debt was as follows:

LONG-TERM DEBT
(in thousands)

		Range of Interest Rates
	Original Date	Quarter Ended November 30,	Fiscal	Latest Rate		November 30,	February 28,
	Borrowed	2006	2006	Payable	Matures	2006	2006

$40,000 unsecured Senior Note Payable at a
fixed interest rate of 7.01%. Interest payable
quarterly, principal of $10,000 payable
annually beginning on January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$20,000	$20,000

$15,000 unsecured Senior Note Payable at a
fixed interest rate of 7.24%. Interest payable
quarterly, principal of $3,000 payable
annually beginning on July 2008.	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis		5.89%	3.41%
points. Principal is due at maturity. Notes		to	to
can be prepaid without penalty. *	06/04	6.35%	5.371%	5.89%	06/09	100,000	100,000

$50,000 unsecured floating interest rate 7
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis		5.89%	3.41%
points. Principal is due at maturity. Notes can		to	to
be prepaid without penalty. *	06/04	6.35%	5.371%	5.89%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 90 basis		6.01%	3.46%
points. Principal is due at maturity. Notes can		to	to
be prepaid without penalty. *	06/04	6.40%	5.421%	6.01%	06/14	75,000	75,000

$12,634 unsecured Industrial Development
Revenue Bond. Interest is set and payable
quarterly at Company's election at either Bank
prime or applicable LIBOR plus 75 to 125
basis points as determined by loan agreement
formula. Principal converted to five-year			5.295%
bonds in May 2006, balance due			to
May, 2011. **	08/05	6.65%	5.42%	6.65%	05/11	7,660	4,974
						267,660	264,974
Less current portion of long-term debt						(10,000)	(10,000)
Long-term debt, less current portion						$257,660	$254,974

*	Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

**	On September 15, 2006, the Company prepaid without penalty $4,974 of the Industrial Development Revenue Bond as discussed later in this note.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE
(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005

Interest and Commitment Fees	$4,392	$4,073	$13,220	$10,730
Deferred Finance Costs	213	186	587	587
Interest Rate Swap Settlements	(118)	—	(118)	—
Total Interest Expense	$4,487	$4,259	$13,689	$11,317

All of our long-term debt is guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $40,333 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. As of November 30, 2006, we are in compliance with all the terms of these agreements.

On September 15, 2006, the Company prepaid without penalty $4,974 of the Industrial Development Revenue Bond and agreed with its holder that the remaining balance would be due at maturity in May 2011. Management continues to be able, at its discretion, to prepay any or all of the remaining balance due on the bond without penalty.

On September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. The swaps settle quarterly and terminate upon maturity of the related debt. The swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows.

Note 13 - Contractual Obligations

Our contractual obligations and commercial commitments, as of November 30, 2006 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:
(in thousands)

		2007	2008	2009	2010	2011	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - floating rate	$232,660	$—	$—	$100,000	$—	$57,660	$75,000
Term debt - fixed rate	35,000	10,000	13,000	3,000	3,000	3,000	3,000
Long-term incentive plan payouts	3,110	1,498	1,612	—	—	—	—
Interest on floating rate debt *	66,252	13,815	13,815	11,852	7,925	6,825	12,020
Interest on fixed rate debt	4,813	1,846	1,121	787	570	353	136
Open purchase orders	67,979	67,979	—	—	—	—	—
Minimum royalty payments	59,068	2,911	2,832	2,752	5,104	6,241	39,228
Advertising and promotional	22,205	10,696	6,398	1,934	1,377	800	1,000
Operating leases	2,726	1,744	572	314	96	—	—
Capital spending commitments	492	492	—	—	—	—	—
Other	468	418	50	—	—	—	—
Total contractual obligations	$494,773	$111,399	$39,400	$120,639	$18,072	$74,879	$130,384

*
The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 12, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates. We also have an unsecured Industrial Development Revenue Bond, whose rate is subject to periodic adjustment. The bond’s interest rate has not been hedged. Accordingly, we estimated our future obligation for interest on it using the rates in effect as of November 30, 2006. This is only an estimate, actual rates on the bond may vary over time. For instance, a one percent increase in interest rates could add approximately $77 per year to floating rate interest expense over the bond’s remaining maturity.

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

In the first quarter of fiscal 2007, we obtained an extension on the lease of our formerly owned distribution facility. As a result we will now be making monthly lease payments of $175 including insurance and property tax payments through the end of the new lease term, which expires on February 28, 2007. The distribution facility is primarily used for appliances inventory, which we are in the process of moving from this facility to our new 1,200,000 square foot distribution facility, also located in Southaven, Mississippi. This extension of the agreement was made in order to provide us additional flexibility in the timing of the transition of our remaining operations between facilities.

Capital spending commitments include $21 for remodeling and furnishing office facilities and approximately $471 due on a project to install additional warehouse racking and forklifts, which will allow us to improve space utilization in our new Southaven, Mississippi distribution facility.

Rent expense related to our operating leases was $1,132 and $3,374 for the three-month and nine-month periods ended November 30, 2006, respectively, and $853 and $2,077 for the three-month and nine-month periods ended November 30, 2005, respectively.

Note 14 - Forward Contracts

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three-month and nine-month periods ended November 30, 2006, we transacted approximately 17 and 16 percent, respectively of our net sales in foreign currencies. During the three-month and nine-month periods ended November 30, 2005, we transacted approximately 18 and 15 percent, respectively of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income. These amounts are subsequently recognized in "Selling, general, and administrative expense" in the consolidated condensed statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in "Selling, general, and administrative expense" in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

During the third quarter of fiscal 2007, the Company decided to actively manage most of its floating rate debt using interest rate swaps. The Company entered into three interest rate swaps that convert an aggregate notional principal of $225,000 from floating interest rate payments under its 5, 7 and 10 Year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $225,000 at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.37 percent on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

The swaps are considered 100 percent effective. Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive income” and will not be reclassified into earnings until the conclusion of the hedge. A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt. The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts. The settlement is recognized as a component of "Interest expense" in the consolidated condensed statements of income.

The following table summarizes the various forward contracts and interest rate swap contracts we designated as cash flow hedges that were open at November 30, 2006 and February 28, 2006:

CASH FLOW HEDGES

November 30, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at November 30,	Weighted Average Forward Rate at	Weighted Average Forward Rate at November 30,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9661	1.8228	1.9657	($1,428)
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9661	1.9010	1.9590	($580)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9661	1.9242	1.9482	($120)
Subtotal										($2,129)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.37%)				($598)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.37%)				($597)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.37%)				($1,521)
Subtotal										($2,716)

Fair Value of Cash Flow Hedges										($4,845)

February 28, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at Feb. 28,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

The Company is exposed to credit risk in the event of non-performance by the other party (a large financial institution) to its current existing forward and swap contracts. However, the Company does not anticipate non-performance by the other party.

Note 15 - Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. During the fiscal quarters ended November 30, 2006 and 2005, respectively, we did not repurchase any common shares. From September 1, 2003 through November 30, 2006, we have repurchased 1,563,836 shares at a total cost of $45,612, or an average price per share of $29.17. An additional 1,436,164 shares remain authorized for purchase under this plan.

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

We have relationships with over 200 third-party manufacturers. Of those, the top two manufacturers currently fulfill approximately 24 percent of our product requirements. Our top five suppliers currently fulfill approximately 43 percent of our product requirements.

We do not have long-term contracts with our manufacturers. We rely on our longstanding relationships with these suppliers to assure adequate sources of supply. Should one or more of our manufacturers stop producing product on our behalf, it could have a material adverse effect on our business, financial condition, and results from operations.

Note 17 - Acquisition of Trademarks, Rights Under License Agreements and Other Property

On September 25, 2006, the Company acquired all rights to trademarks, certain patents, formulas, tooling and production processes to Vessel, Inc.’s rechargeable lighting products under various brand names, including Candela® and Candeloo(TM). The products will be sold by the Company’s Housewares segment. We believe the acquired trademarks have indefinite economic lives. The following schedule presents the assets acquired at closing and management’s preliminary purchase price allocation:

Assets Acquired from Vessel, Inc.
(in thousands)

Trademarks	$354
Patents	120
Fixed Assets	26
Total assets acquired	$500

On December 6, 2006, we entered into a licensing arrangement with MBL/Tigi Products, L.P. and MBL/Toni & Guy Products L.P. for the use of the BED HEAD® by TIGI and TONI&GUY® trademarks for personal care products in the Western Hemisphere. The Company will introduce a complete line of hair care appliance products under the BED HEAD® by TIGI and TONI&GUY® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products. Initial marketing will commence in the United States, followed by the remainder of the Western Hemisphere, with product shipments to begin during the next fiscal year.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk", "Information Regarding Forward Looking Statements", Part II, Item 1A, “Risk Factors” and in the Company's most recent Annual Report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

OVERVIEW OF THE QUARTER'S AND YEAR-TO-DATE ACTIVITIES:

The third fiscal quarter’s net sales traditionally average approximately 34 percent of the fiscal year's total net sales on a historical basis, and is our highest volume quarter each fiscal year.

During the quarter, we continued to refine and improve our abilities to operate our new 1,200,000 square foot Southaven, Mississippi distribution facility. We have completed a project to add approximately $1,500 of storage racking, and associated handling equipment to the facility to better utilize its space. Starting in December 2006, we commenced the consolidation of our domestic Personal Care appliance inventory into the new distribution facility. The lease on the previously owned distribution facility that housed the inventory will expire at the end of the current fiscal year. Our current intent is to have the appliance move completed by the end of this fiscal year. The current need to operate out of two facilities continues to result in some duplication of costs. We do not expect to achieve the complete anticipated cost savings relating to our distribution facility consolidation until some point later in fiscal 2008.

During the quarter, our Housewares segment acquired intellectual property rights, including trademarks and patents to market rechargeable lighting products under various brand names, including Candela® and Candeloo(TM) from Vessel, Inc. This provides us a new category of products that are a good strategic fit with our existing business. Under the acquisition agreement, we will allow Vessel, Inc. to continue to sell its product inventories through May 2007 in exchange for a commission on the sales. Meanwhile, we are in the process of designing new packaging and products and expect to have these available for shipment in June 2007.

In the Personal Care segment, on December 6, 2006, we concluded negotiations for a licensing arrangement with MBL/Tigi Products, L.P. and MBL/Toni & Guy Products L.P. for the use of the BED HEAD® by TIGI and TONI&GUY® trademarks for personal care appliances in the Western Hemisphere. The Company will introduce a complete line of hair care appliance products under the BED HEAD® by TIGI and TONI&GUY® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products. Initial marketing will commence in the United States, followed by the remainder of the Western Hemisphere, with product shipments to begin during the next fiscal year.

Highlights of the three- and nine-months ended November 30, 2006 follow:

•
Consolidated net sales for the fiscal quarter just ended increased 8.1 percent to $213,437 compared to $197,458 for the same period last year. Consolidated net sales for the nine month period ending November 30, 2006 increased 7.9 percent to $491,050 compared to $455,239 for the same period last year. The quarter just ended produced the highest recorded quarterly sales in the Company’s history. Both the quarter and year to date periods produced sales increases across all major product lines, when compared to the same fiscal periods last year.

•
Consolidated gross profit margin as a percentage of net sales for the fiscal quarter just ended decreased 0.7 percentage points to 42.9 percent compared to 43.6 percent for the same period last year. Consolidated gross profit margin for the nine-month period ending November 30, 2006 decreased 1.0 percentage point to 44.0 percent compared to 45.0 percent for the same period last year.

•
Selling, general and administrative expense as a percentage of net sales for the fiscal quarter just ended increased 0.1 percentage points to 29.2 percent compared to 29.1 percent for the same period last year. Selling, general and administrative expense for the the nine-month period ending November 30, 2006 increased 0.2 percentage points to 32.5 percent compared to 32.3 percent for the same period last year. The marginal percentage point increases for the three- and nine-months ended November 30, 2006 is mostly due to the impact of increases in depreciation and higher facility related costs from the operational transition of our domestic distribution system, increased personnel costs, and compliance charges paid to vendors for claims associated with our Housewares segment’s order processing and shipping issues that occurred earlier during the fiscal year.

•
Our financial position continues to strengthen when compared to our financial position as of November 30, 2005. While total assets decreased 2.0 percent, or $19,162, to $931,975 at November 30, 2006 when compared with November 30, 2005, most of the decrease was attributable to reductions in inventory levels over those held at November 30, 2005. Total current and long-term debt outstanding at November 30, 2006 was $267,660 compared to $334,974 outstanding at November 30, 2005. Total stockholders’ equity was $515,657 at November 30, 2006 compared to $468,896 at November 30, 2005.

We will be transitioning Mexico and other Latin American operations to our global information system late in fiscal 2007 and in fiscal 2008. In addition, our Housewares segment recently expanded the scope of its operations in Japan and the United Kingdom, including opening a new sales office in Japan, with efforts to install and implement appropriate software systems for these operations underway. Due to the complexities of these efforts, we expect to continue to experience a period of significant change.

Personal Care Segment

Net sales in the segment for the third fiscal quarter increased 7.9 percent to $173,741 compared with $161,007 for the same period last year. Net sales for the nine month period ending November 30, 2006 increased 7.6 percent to $390,041 compared with $362,384 for the same period last year. All major product lines in this segment showed increases in the third quarter when compared with the same period last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and in some cases, acquire more retail shelf space. Changes in product mix are generally allowing us to realize higher average unit prices, which offset in some categories, unit volume decreases. Over the last year, the prices of raw materials such as copper, steel, plastics and alcohol have experienced significant increases and have only just begun to moderate. We continue to discuss the need to raise prices with our customers and have already put certain increases into effect. In some cases, we have been successful raising prices to our customers, or passing cost increases on by moving customers to newer product models with enhancements that justify a higher price. In other cases, we have not been successful. Sales price increases and product enhancements can have long lead times before their impact is realized. The extent to which we will be able to continue with price increases, the timing, and the ultimate impact of such increases on net sales is uncertain. Accordingly we have experienced margin pressure in this segment.

•
Appliances. Products in this line include electronic curling irons, thermal brushes, hair straighteners, hair crimpers, hair dryers, massagers, spa products, foot baths, electric clippers and trimmers. Net sales for the three- and nine-month periods ended November 30, 2006 increased approximately 7.9 percent and 7.2 percent, respectively, over the same periods in the prior year. We have succeeded in moving our business to higher unit prices with increased unit volumes. For the quarter and year-to-date, increases in our average unit selling price contributed approximately 3.6 and 4.0 percent, respectively, to net sales growth while increases in our unit volumes contributed approximately 4.3 and 3.2 percent, respectively to net sales growth.

For the quarter and year-to-date, North American operations contributed approximately 4.5 and 3.9 percent, respectively, and European and Latin American operations contributed approximately 3.4 and 3.3 percent, respectively, to net sales growth. Revlon®, Vidal Sassoon®, Hot Tools®, Dr. Scholl's®, Wigo®, Sunbeam®, and Health o Meter® were key selling brands in this line.

In March 2006, we secured the rights in certain European and Asian Markets to introduce a line of hair care appliances under the Toni & Guy brand name. Toni & Guy is an international chain of hair salons throughout Europe that has expanded operations into certain key urban markets in the United States. We believe our association with Toni & Guy will create new sales opportunities for our products in Europe. During the second fiscal quarter 2006, we began shipment of products under the Toni & Guy brand.

In August, we began shipping our new Fusion Tools® line of professional appliances designed to compete at the higher end of the professional market.

On December 6, 2006, we entered into a licensing arrangement with MBL/Tigi Products, L.P. and MBL/Toni & Guy Products L.P. for the use of the BED HEAD® by TIGI and TONI&GUY® trademarks for personal care appliances in the Western Hemisphere. The Company will introduce a complete line of hair care appliance products under the BED HEAD® by TIGI and TONI&GUY® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products. Initial marketing will commence in the United States, followed by the remainder of the Western Hemisphere, with product shipments scheduled to begin during the next fiscal year.

Grooming, Skin Care, and Hair Products. Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, body powder, and skin care products. Our grooming, skin care, and hair care portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, and Skin Milk® brand names. Net sales for the three- and nine-month periods ended November 30, 2006 increased approximately 6.7 and 3.8 percent, respectively, when compared against the same periods in the prior year.

Most of the sales increase in this line for the third fiscal quarter came from our Latin American region. Growth resulted from the performance of Brut® in the Mexican market, new distribution and continued expansion of our product lines across the Latin American region. Our domestic net sales for the quarter were bolstered by the introduction of Brut Revolution®, a newly formulated, glass bottled, higher-end men’s cologne that sells at higher price points than the brand’s traditional plastic bottled line.

•
Brushes, Combs, and Accessories. Net sales for the three- and nine-month periods ended November 30, 2006 increased approximately 12.0 percent and 23.5 percent, respectively over the same periods in the prior year. This was due to new customers and product development and positioning changes made over the last year. Our new lines and mix of Vidal Sassoon® and Revlon® accessories, high end private label products, and other product initiatives are achieving higher unit prices along with new distribution. Vidal Sassoon®, Revlon® and Karina® were the key selling brands in this line. As mentioned above, BED HEAD® by TIGI and the TONI&GUY® brand names will provide opportunities for additional sales in this line of business.

Housewares Segment

Our Housewares segment includes the operations of OXO International, acquired in fiscal 2005. OXO Good Grips®, OXO Steel™ and OXO SoftWorks® are our key brands in this segment. Our Housewares segment’s products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, and barbeque tools.

During the quarter, our Housewares segment acquired intellectual property rights, including trademarks and patents to market rechargeable lighting products under various brand names, including Candela® and Candeloo(TM) from Vessel, Inc. We do not expect to see sales from new product rollouts of this line until mid to late fiscal 2008.

Net sales in the segment for the third fiscal quarter increased 8.9 percent to $39,696 compared with $36,451 for the same period last year. Net sales for the nine month period ending November 30, 2006 increased 8.8 percent to $101,009 compared with $92,855 for the same period last year.

For the third fiscal quarter ended November 30, 2006, higher average unit prices and a modest increase in unit volumes favorably impacted net sales by approximately 8.5 and 0.4 percent, respectively when compared to the same period last year. Unit prices are increasing because the Houseware segment’s business has been expanding its product mix into higher priced goods such as trash cans, tea kettles, and hand tools. Unit volumes increased primarily through growth with existing accounts as well as new distribution in the grocery channel.

For the nine-months ended November 30, 2006, higher average unit prices favorably impacted net sales by approximately 11.5 percent. As mentioned above, unit prices increased because the Houseware segment’s business has been expanding its product mix into higher price point goods such as trash cans, tea kettles, and hand tools. This was partially offset by first fiscal quarter declines in unit volumes due to issues associated with our transition to our new distribution center. The first quarter declines had a year to date negative 2.7 percent impact on sales.

We have begun to expand our Housewares segment’s sales operations in the United Kingdom and Japan. In the second quarter, we terminated certain existing distribution agreements we had in these countries and are establishing our own selling offices, leveraging certain existing facilities, infrastructure and sales contacts, where possible. We believe that with relatively modest additional infrastructure investments, we can enhance our presence in those markets. This is a long range initiative and we do not expect any meaningful sales impact from these efforts through the end of the current fiscal year.

RESULTS OF OPERATIONS

Comparison of fiscal quarter and nine-month periods ended November 30, 2006 to the same periods ended November 30, 2005.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

SELECTED OPERATING DATA
(dollars in thousands)

					% of Net Sales
Quarter ended November 30,	2006	2005	$ Change	% Change	2006	2005

Net sales
Personal Care Segment	$173,741	$161,007	$12,734	7.9%	81.4%	81.5%
Housewares Segment	39,696	36,451	3,245	8.9%	18.6%	18.5%
Total net sales	213,437	197,458	15,979	8.1%	100.0%	100.0%
Cost of sales	121,960	111,414	10,546	9.5%	57.1%	56.4%
Gross profit	91,477	86,044	5,433	6.3%	42.9%	43.6%

Selling, general, and administrative expense	62,375	57,396	4,979	8.7%	29.2%	29.1%
Operating income	29,102	28,648	454	1.6%	13.6%	14.5%

Other income (expense):
Interest expense	(4,487)	(4,259)	(228)	5.4%	-2.1%	-2.2%
Other income (expense), net	863	(623)	1,486	*	0.4%	-0.3%
Total other expense, net	(3,624)	(4,882)	1,258	-25.8%	-1.7%	-2.5%
Earnings before income taxes	25,478	23,766	1,712	7.2%	11.9%	12.0%
Income tax expense	2,665	1,100	1,565	*	1.2%	0.6%
Net earnings	$22,813	$22,666	$147	0.6%	10.7%	11.5%

					% of Net Sales
Nine Months ended November 30,	2006	2005	$ Change	% Change	2006	2005

Net sales
Personal Care Segment	$390,041	$362,384	$27,657	7.6%	79.4%	79.6%
Housewares Segment	101,009	92,855	8,154	8.8%	20.6%	20.4%
Total net sales	491,050	455,239	35,811	7.9%	100.0%	100.0%
Cost of sales	274,964	250,285	24,679	9.9%	56.0%	55.0%
Gross profit	216,086	204,954	11,132	5.4%	44.0%	45.0%

Selling, general, and administrative expense	159,428	146,878	12,550	8.5%	32.5%	32.3%
Operating income	56,658	58,076	(1,418)	-2.4%	11.5%	12.8%

Other income (expense):
Interest expense	(13,689)	(11,317)	(2,372)	21.0%	-2.8%	-2.5%
Other income (expense), net	1,940	(277)	2,217	*	0.4%	-0.1%
Total other expense, net	(11,749)	(11,594)	(155)	1.3%	-2.4%	-2.5%
Earnings before income taxes	44,909	46,482	(1,573)	-3.4%	9.1%	10.2%
Income tax expense	4,543	3,816	727	19.1%	0.9%	0.8%
Net earnings	$40,366	$42,666	$(2,300)	-5.4%	8.2%	9.4%

* Calculation is Not Meaningful

Consolidated Sales and Gross Profit Margins

Consolidated net sales for the third fiscal quarter ending November 30, 2006 increased 8.1 percent to $213,437 compared with $197,458 for the same period last year. Consolidated net sales for the nine-month period ending November 30, 2006 increased 7.9 percent to $491,050 compared with $455,239 for the same period last year. Lighting products provided $18 of commission revenue from new product acquisitions for the three- and nine months ending November 30, 2006. Regarding lighting products, we are in the process of designing new packaging and products and expect to have these available for shipment in June 2007.

Substantially all growth during the quarter came from our core business (business we operated during the same fiscal period last year). For the fiscal quarter ending November 30, 2005, new product acquisitions included one month’s net sales of Skin Milk® and Time Block® lines of skin care products, acquired in September 2004. For the nine-month period ending November 30, 2005, new product acquisitions included OXO Housewares products until May 31, 2005 and the Skin Milk® and Time Block® lines of skin care products until September 30, 2005. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITIONS ON NET SALES
(in thousands)

	Three Months Ended November 30,
	2006	2005

Prior year's net sales for the same period	$197,458	$205,682

Components of net sales change:
Core business net sales change	15,961	(8,519)
Net sales from acquisitions (non-core business net sales)	18	295
Change in net sales	15,979	(8,224)
Net sales	$213,437	$197,458

Total net sales growth	8.1%	-4.0%
Core business net sales change	8.1%	-4.1%
Net sales change from acquisitions (non-core business net sales change)	0.0%	0.1%

	Nine Months Ended November 30,
	2006	2005

Prior year's net sales for the same period	$455,239	$453,932

Components of net sales change:
Core business net sales change	35,793	(28,168)
Net sales from acquisitions (non-core business net sales)	18	29,475
Change in net sales	35,811	1,307
Net sales	$491,050	$455,239

Total net sales growth	7.9%	0.3%
Core business net sales change	7.9%	-6.2%
Net sales change from acquisitions (non-core business net sales change)	0.0%	6.5%

For the three-months ended November 30, 2006, our Personal Care segment contributed $12,734, or 6.4 percent to our consolidated net sales growth and our Housewares segment contributed $3,245, or 1.7 percent to our consolidated net sales growth for a combined growth rate of 8.1 percent.

For the nine-months ended November 30, 2006, our Personal Care segment contributed $27,657, or 6.1 percent to our consolidated net sales growth and our Housewares segment contributed $8,154, or 1.8 percent to our consolidated net sales growth for a combined growth rate of 7.9 percent.

In our Personal Care segment, overall product mix changes allowed us to realize higher average unit prices for the three- and nine month periods ended November 30, 2006. During those periods, average unit price increases contributed 3.6 and 4.0 percent, respectively, to sales growth while average unit volumes contributed 4.3 and 3.2 percent, respectively, to sales growth over the same periods in the prior year.

In our Housewares segment, product mix changes also allowed us to realize higher average unit prices.
For the three- and nine-month periods ended November 30, 2006, average unit prices increases contributed 8.5 and 11.5 percent, respectively, to sales growth over the same periods in the prior year. For the three-months ended November 30, 2006, unit volume increases contributed a 0.4 percent to our sales growth over the same period in the prior year. For the nine-month period ended November 30, 2006, we experienced an overall unit volume decline of 2.7 percent over the same period in the prior year. The decline in unit volumes was due to issues associated with our transition to our new distribution center during the first fiscal quarter.

Consolidated gross profit, as a percentage of sales for the three- and nine-month periods ended November 30, 2006, decreased 0.7 and 1.0 percent to 42.9 and 44.0 percent, respectively, compared to 43.6 and 45.0 percent, respectively, for the same periods in the prior year. The decrease in gross profit is primarily due to:

•	Price concessions, allowances and accommodations granted to customers for late shipments in our Housewares segment during the first fiscal quarter.

•	The Housewares segment’s expansion into higher unit price, lower margin product lines.

•	Margin pressure in our Personal Care segment due to raw materials price increases.

•	Promotional pricing and close-out selling throughout the fiscal year, primarily in the Personal Care segment, in order to reduce domestic inventory levels.

•
An increase in the amount of direct import programs we manage for our customers. Under a direct import program, we design and arrange for the shipment of product specifically for a particular customer. The product is shipped with the customer as the importer of record and title to the goods transfers upon departure from our manufacturers. The customer is responsible for all inbound transportation and importation costs which results in us charging a reduced price on the related goods.

In the fiscal quarter ended November 30, 2006, margins continued to benefit from an overall favorable impact on net sales of exchange rates. The U.S. Dollar reversed its first fiscal quarter year-over-year trend of strengthening against the British Pound and Euro and began to weaken. The dollar continued its trend of strengthening against the Mexican Peso. The overall net impact of foreign currency changes was to provide approximately $1,535 and $2,249 of additional sales dollars for the three- and nine-month periods ended November 30, 2006 when compared to the same periods in the prior year. For the nine-month period ended November 30, 2006, the British Pound, the Euro, Canadian Dollar and Brazil Real were a source of exchange rate gains, which were partially offset by unfavorable exchange rates for the Mexican Peso and other Latin American currencies.

Selling, general, and administrative expense

Selling, general, and administrative expense, expressed as a percentage of net sales, increased slightly for the three- and nine-months ended November 30, 2006 to 29.2 and 32.5 percent, respectively, from 29.1 and 32.3 percent, respectively for the same periods in the prior year. The marginal increases during these periods were due to the impact of increases in depreciation and higher facility related costs from the operational transition of our domestic distribution system, increased personnel costs, and compliance charges for claims associated with our Housewares segment’s order processing and shipping issues that occurred earlier during the fiscal year.

Operating Income by Segment:

The following table sets forth, for the periods indicated, our operating income by segment, as a percentage of net sales, and as a year-over-year percentage change:

OPERATING INCOME BY SEGMENT
(dollars in thousands)

					% of Segment Net Sales
Quarter Ended November 30,	2006	2005	$ Change	% Change	2006	2005

Personal Care	$20,077	$19,045	$1,032	5.4%	11.6%	11.8%
Housewares	9,025	9,603	(578)	-6.0%	22.7%	26.3%
Total operating income	$29,102	$28,648	$454	1.6%	13.6%	14.5%

					% of Segment Net Sales
Nine Months Ended November 30,	2006	2005	$ Change	% Change	2006	2005

Personal Care	$35,970	$33,396	$2,574	7.7%	9.2%	9.2%
Housewares	20,688	24,680	(3,992)	-16.2%	20.5%	26.6%
Total operating income	$56,658	$58,076	$(1,418)	-2.4%	11.5%	12.8%

In addition to the changes in operating income components discussed above, during the three- and nine-month periods ended November 30, 2006, we began allocating corporate overhead to our Housewares segment. The operating income for the three- and nine-month periods ended November 30, 2005 does not include this allocation for the reasons discussed below.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the three- and nine-month periods ended November 30, 2006, we began making allocations of corporate overhead and distribution center expenses to Housewares in lieu of the transition charges recorded in the prior year. These allocations had a negative impact on the operating income from the Housewares segment. For the three- and nine-month periods ended November 30, 2006, we allocated expenses totaling $3,690 and $9,448, respectively, to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the three- and nine-month periods ended November 30, 2005, transition charges of $3,303 and $8,087, respectively, were used to compute the Housewares segments operating income. For additional discussion of these charges, see Note 5 to the accompanying consolidated condensed financial statements.

The recent transition of our Houseware segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi and the pending consolidation of our domestic appliance inventories into the same new distribution facility have caused us to incur, and will continue to cause us to incur, additional expenses that we believe will decline when operations in the new distribution facility stabilize at some point later in fiscal 2008.

We are in the process of re-evaluating our allocation methodology, and plan to change our methodology in fiscal 2008 to better reflect the evolving economics of our operation. At that time, we expect the new methodology to result in some reduction in operating income for the Housewares segment, offset by an increase in the operating income for the Personal Care segment. Until we finalize our approach, the extent of this operating income impact between the segments cannot be determined.

Interest expense and other income / expense

Interest expense for the three- and nine-month periods ended November 30, 2006 increased to $4,487 and $13,689, respectively, compared to $4,259 and $11,317, respectively, for the same periods in the prior year. The overall increase is the result of increased interest rates on our floating rate debt and interest expense recorded in our first fiscal quarter ended May 31, 2006 in connection with a Hong Kong tax settlement.

On September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fixed the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006.

Other income, net for the three- and nine-month periods ended November 30, 2006 was $863 and $1,940, respectively, compared to net expenses of ($623) and ($277), respectively, for the same periods in the prior year. The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)
(dollars in thousands)

					% of Net Sales
Quarter Ended November 30,	2006	2005	$ Change	% Change	2006	2005

Interest income	$395	$575	$(180)	*	0.2%	*
Net unrealized gains (losses) on securities	10	(97)	107	*	*	0.1%
Miscellaneous other income (expense), net	458	(1,101)	1,559	*	*	-0.6%
Total other income (expense), net	$863	$(623)	$1,486	*	0.4%	-0.3%

					% of Net Sales
Nine Months Ended November 30,	2006	2005	$ Change	% Change	2006	2005

Interest income	$1,029	$710	$319	*	0.2%	0.2%
Net unrealized gains on securities	34	(90)	124	*	*	*
Miscellaneous other income (expense), net	877	(897)	1,774	*	0.2%	-0.2%
Total other income (expense), net	$1,940	$(277)	$2,217	*	0.4%	-0.1%

* Calculation is not meaningful

Interest income was lower for the three months ended November 30, 2006, when compared to the same period last year because last year’s balance included $463 of interest income on an income tax receivable. Interest income was higher for the nine months ended November 30, 2006 when compared to the same period last year due to higher levels of temporarily invested cash being held thus far this year and higher interest rates earned.

Miscellaneous other income for the three- and nine-month period ended November 30, 2006, includes a $450 gain on a litigation settlement in the third quarter and a $422 first quarter gain from the sale of 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The three- and nine-month periods ended November 30, 2005 included a $1,550 net settlement loss arising from claims under a bankruptcy plan of reorganization for Tactica International, Inc., a former 55 percent owned subsidiary and discontinued segment of the Company offset by $400 of miscellaneous other income due to a favorable legal settlement.

Income tax expense

Income tax expense for the three-month and nine-month periods ended November 30, 2006 was 10.5 and 10.1 percent of earnings before income taxes, respectively, versus 4.6 and 8.2 percent of earnings before income taxes, respectively, for the same periods in the prior year. Our tax expense for the third fiscal quarter continues to increase to more normalized levels on a year-to-date basis over the percentages of earnings recorded for the first half of the current fiscal year. This is due to:

•
In the first fiscal quarter of the current year, we reversed $192 of tax provision previously established in connection with a Hong Kong tax settlement. This had the effect of lowering that quarter’s tax expense by 2.7 percent; and

•	During the second and third quarters of the 2007 fiscal year, more income was recognized in higher tax rate jurisdictions than was recognized in the first fiscal quarter.

The prior year’s quarterly effective tax rate was unusually low as a result of two factors: first, during the third quarter of fiscal 2006 we incurred lower taxable income from operations in the United States and had tax losses in European countries, both of which are higher tax rate jurisdictions, and second, the favorable tax impact of the Tactica net settlement loss (as previously discussed), which was incurred in the United States, a high tax rate jurisdiction.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of November 30, 2006 and November 30, 2005 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended November 30,
	2006	2005

Accounts Receivable Turnover (Days) (1)	78.5	85.7
Inventory Turnover (Times) (1)	2.0	1.9
Working Capital (in thousands)	$237,052	$169,122
Current Ratio	2.5 : 1	1.8 : 1
Ending Debt to Ending Equity Ratio (2)	51.9%	71.4%
Return on Average Equity (1)	9.7%	12.6%

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

Operating Activities

Our cash balance was $59,017 at November 30, 2006, compared to $18,320 at February 28, 2006. Operating activities provided $39,860 of cash during the first nine months of fiscal 2007, compared to $19,664 of cash consumed during the same period in fiscal 2006.

Accounts receivable increased $61,156 to $168,445 as of November 30, 2006, compared to $107,289 at the end of fiscal 2006. Accounts receivable turnover improved to 78.5 days at November 30, 2006 from 85.7 days at November 30, 2005. The improved turnover is due to improving receivables management. Our twelve month trailing sales was $625,558 at November 30, 2006, compared to $582,856 at November 30, 2005, while over the same period, our average receivables were $134,529 and $136,867, respectively.

Inventories decreased $22,246 to $146,155 as of November 30, 2006, compared to $168,401 at the end of fiscal 2006. Inventory turnover improved to 2.0 at the end of November 2006 compared to 1.9 at the end of November 2005. At November 30, 2005, inventory was $184,741. Inventories have decreased significantly as a result of the following factors:

•
Last fiscal year, we built up certain inventories due to new product introductions and to buffer against potential fourth quarter disruptions from the relocation of Housewares inventories in Monee, Illinois and Grooming inventories in El Paso, Texas to a new distribution facility in Southaven, Mississippi. While we expect to commence the relocation of our domestic appliance inventories from an existing facility to the new distribution facility in Southaven, Mississippi, we do not believe we will need the level of buffer stock for our appliance inventories that we built in advance of the previous relocations.

•
Last year, in some product categories we increased our purchases to take advantage of favorable prices, which we expected to increase as a result of increases in fuel prices and the prices of raw materials such as copper, steel and plastics. With prices this year starting to moderate, we did not believe that there was a need for such actions this year.

Working capital increased to $237,052 at November 30, 2006, compared to $169,122 at November 30, 2005. Our current ratio increased to 2.5:1 at November 30, 2006, compared to 1.8:1 at November 30, 2005. The improvements in our working capital and current ratio positions over the past year is the result of the strength of our cash flow and improved receivables and inventory management, which allowed us to pay down $67,314 of debt while increasing our investable cash by $39,063.

Investing Activities

Investing activities used $5,621 of cash during the nine months ended November 30, 2006. Listed below are some significant highlights of our investing activities:

•	We spent $507 on the Housewares segment conversion to our new information systems.

•	We spent $830 to acquire office space in Mexico City and $179 to remodel and furnish this and other facilities.

•	We spent $1,469 on additional storage racking, handling equipment and building improvements in our new Southaven, Mississippi distribution facility.

•	We spent $1,194 on molds and tooling, $776 on information technology infrastructure, and $583 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We spent $354 for lighting product trademarks acquired from Vessel, Inc.

•	We spent $395 on patent costs and registrations, including $120 of patents acquired from Vessel, Inc.

•	We sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and resulted in a gain on the sale of $422.

Financing Activities

Financing activities provided $6,458 of cash during the nine months ended November 30, 2006. Highlights of those activities follow.

•
We drew $7,660 against our $15,000 industrial revenue bond established to acquire equipment, machinery and related assets for our new Southaven, Mississippi distribution facility. At May 31, 2006, we converted the $12,634 total drawn into a five-year Industrial Development Revenue Bond. We prepaid $4,974 of this debt in September 2006.

•	For the three- and nine-month periods ended November 30, 2006, proceeds from employee option exercises provided $3,150 and $3,452 of cash, respectively.

•	In July 2006, purchases through our employee stock purchase plan provided $190 of cash.

Our ability to access our Revolving Line of Credit facility is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants. The financial covenants require us to maintain certain Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of November 30, 2006, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $40,333 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well. As of November 30, 2006, we are in compliance with the terms of the various credit agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of November 30, 2006 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:
(in thousands)

		2007	2008	2009	2010	2011	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - floating rate	$232,660	$—	$—	$100,000	$—	$57,660	$75,000
Term debt - fixed rate	35,000	10,000	13,000	3,000	3,000	3,000	3,000
Long-term incentive plan payouts	3,110	1,498	1,612	—	—	—	—
Interest on floating rate debt *	66,252	13,815	13,815	11,852	7,925	6,825	12,020
Interest on fixed rate debt	4,813	1,846	1,121	787	570	353	136
Open purchase orders	67,979	67,979	—	—	—	—	—
Minimum royalty payments	59,068	2,911	2,832	2,752	5,104	6,241	39,228
Advertising and promotional	22,205	10,696	6,398	1,934	1,377	800	1,000
Operating leases	2,726	1,744	572	314	96	—	—
Capital spending commitments	492	492	—	—	—	—	—
Other	468	418	50	—	—	—	—
Total contractual obligations	$494,773	$111,399	$39,400	$120,639	$18,072	$74,879	$130,384

*
The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 12, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates. We also have an unsecured Industrial Development Revenue Bond, whose rate is subject to periodic adjustment. The bond’s interest rate has not been hedged. Accordingly, we estimated our future obligation for interest on it using the rates in effect as of November 30, 2006. This is only an estimate, actual rates on the bond may vary over time. For instance, a one percent increase in interest rates could add approximately $77 per year to floating rate interest expense over the bond’s remaining maturity.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

As of November 30, 2006, we have no outstanding borrowings or open letters of credit against our $75,000 Revolving Line of Credit Facility, nor have we needed to draw on this facility during the current fiscal year. Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund the Company's foreseeable short and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory, to carry normal levels of accounts receivable on our balance sheet, to fund normal levels of capital expenditure, to continue to enhance our North American distribution and logistics capabilities, and to continue to expand the scope of our operations in selected European, Asian and Latin American markets. Over the longer term, we expect we will have sufficient capability to repay maturities of our fixed and floating rate debt through a combination of cash generated from operations, the issuance of additional common shares, and the proceeds of associated new financings.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involves the application of several such policies. These policies include: estimates used in computing share based compensation expense, estimates of our exposure to liability for income taxes, estimates of credits to be issued to customers for sales that have already been recorded, the valuation of inventory on a lower-of-cost-or-market basis, the carrying value of long-lived assets, and the economic useful life of intangible assets.

Stock Options - Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense starting in the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Share-based compensation expense for all awards granted after February 28, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the underlying option’s vesting term. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R as it pertains to public companies. The Company has considered the provisions of SAB 107 in its adoption of SFAS 123R. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See Note 2 to the consolidated condensed financial statements for a further discussion of stock-based compensation.

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

NEW ACCOUNTING GUIDANCE

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the EITF reached a consensus on EITF Issue No. 06-4 ("EITF 06-4"), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires the application of the provisions of FASB SFAS 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is currently effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of this new pronouncement and is currently determining the effect the adoption of EITF 06-4 will have on its financial statements.

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

Effects of Misstatements - In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of November 30, 2006 is both floating and fixed. Fixed rates are in place on $35,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent.

Floating rates are in place on $232,660 of debt. Interest rates on these notes are reset as described in Note 12 to our consolidated condensed financial statements. Interest rates during the latest fiscal quarter on these notes ranged from 5.89 to 6.65 percent. During the third quarter of fiscal 2007, the Company decided to actively manage most of its floating rate debt using interest rate swaps. The Company entered into three interest rate swaps that convert an aggregate notional principal of $225,000 from floating interest rate payments under its 5, 7 and 10 Year Senior notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $225,000 at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.37 percent on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment

We also have an unsecured Industrial Development Revenue Bond, whose rate is subject to periodic adjustment. The bond’s interest rate has not been hedged. Accordingly, we estimated our future obligation for interest on it using the rates in effect as of November 30, 2006. This is only an estimate, actual rates on the bond may vary over time. A one percent increase in interest rates could add approximately $77 per year to floating rate interest expense over the bond’s remaining maturity.

These levels of debt, the future impact of any draws against our Revolving Line of Credit Agreement, whose interest rates can vary with the term of each draw, and the uncertainty regarding the level of future interest rates, increases our risk profile.

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

During the three-month and nine-month periods ended November 30, 2006, we transacted approximately 17 and 16 percent, respectively of our net sales in foreign currencies. During the three-month and nine-month periods ended November 30, 2005, we transacted approximately 18 and 15 percent, respectively of our net sales in foreign currencies. For the three-month and nine-month periods ended November 30, 2006, we incurred net foreign exchange gains of $487 and $1,373, respectively. During the same fiscal periods in the prior year, we incurred net foreign exchange losses of $379 and $1,305.

We hedge against foreign currency exchange rate risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in certain currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. During the forecasted period, a hedging relationship is created because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss. To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

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

The following table summarizes the various forward contracts and interest rate swap contracts we designated as cash flow hedges that were open at November 30, 2006 and February 28, 2006:

CASH FLOW HEDGES

November 30, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at November 30,	Weighted Average Forward Rate at	Weighted Average Forward Rate at November 30,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.9661	1.8228	1.9657	($1,428)
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9661	1.9010	1.9590	($580)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9661	1.9242	1.9482	($120)
Subtotal										($2,129)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.37%)				($598)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.37%)				($597)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.37%)				($1,521)
Subtotal										($2,716)

Fair Value of Cash Flow Hedges										($4,845)

February 28, 2006
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at Feb. 28,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2006	Inception	2006	(Thousands)

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

The Company is exposed to credit risk in the event of non-performance by the other party (a large financial institution) to its current existing forward and swap contracts. However, the Company does not anticipate non-performance by the other party.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", “project”, "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company's assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Part II, Item 1A. “Risk Factors", and risks otherwise described from time to time in our SEC reports as filed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on these evaluations management believes that our disclosure controls and procedures are effective and ensure that information we are required to disclose in our SEC is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of the insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.

The lawsuit was brought in the United States District Court for the Western District of Texas. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely affect the Company's business. The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

On May 15, 2006, the Company filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On June 29, 2006, the plaintiffs filed with the court their opposition to the Company’s motion to dismiss. On July 17, 2006, the Company filed a reply rebutting the plaintiffs’ June 29th opposition. As of the date this report was filed, this matter was before the court for its consideration.

Hong Kong Income Taxes - On May 10, 2006, the IRD and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability. As a result of this tax settlement, in the first fiscal quarter of 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the second fiscal quarter, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

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

United States Income Taxes - The IRS has completed its audits of the U.S. consolidated federal tax returns for fiscal years 2000, 2001 and 2002. We previously disclosed that the IRS provided notice of proposed adjustments to taxes of $13,424 for the three years under audit. We have resolved the various tax issues and reached an agreement on additional tax in the amount of $3,568. The resulting tax liability had already been provided for in our tax reserves and prior to the current fiscal year we had decreased our tax accruals related to the IRS audits for fiscal years 2000, 2001 and 2002, accordingly. This additional tax liability and associated interest of $914 were settled in the fourth quarter of fiscal 2006.

The IRS is auditing our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in the Company’s consolidated condensed financial statements.

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

The Housewares segment’s move to our new 1,200,000 square foot distribution facility in Southaven, Mississippi and conversion to related distribution systems began in December 2005 and is substantially complete. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. Conversions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management's attention for a period of time after the conversion as the organization adapts to the new system and seeks to respond quickly to its day-to-day operations requirements. Initially, we experienced distribution order processing and shipment delays. These delays were the result of software issues, adapting to the new equipment, new employees, and the operation of the new distribution facility. The delays caused a backlog in orders and in some cases, order cancellations. Throughout the first fiscal quarter of 2007 we continued to work to resolve the technical and operational issues that were causing the delays and address the issues with affected customers. By the end of the quarter, we believe we had addressed the most significant issues and the new facility began to attain its originally planned operational throughput. In the fourth quarter of fiscal 2006, we also completed the move of our grooming, skin care, and hair products inventories from our El Paso, Texas distribution facility to the new Southaven, Mississippi distribution facility and commenced shipments from that facility. In this move, we experienced transitional issues, but none of the magnitude or impact as those we experienced with the Housewares segment.

We currently plan to move the balance of our domestic Personal Care segment appliance inventory out of an existing leased facility and into our new Southaven, Mississippi distribution facility during the fourth fiscal quarter of 2007. This move includes the following key steps:

•	Installation of additional storage racking and handling equipment in the new facility in order to optimize space utilization and distribution handling capacity;

•	The physical transfer of inventory from the leased facility to the new facility; and

•	Configuration and testing of information systems and processes in the new warehouse.

Any problems encountered in connection with executing any of the foregoing steps could have an adverse effect on the Company’s ability to fill orders for domestic appliances and other products which could adversely affect the Company’s revenues and profitability and/or impair the domestic appliance and other business. While we believe we have the process and appropriate management in place to effectively manage the transition and rapidly respond to mitigate any issues that may arise as a result of the transition, there can be no assurance that additional disruptions will not occur.

We rely on our Global Enterprise Resource Planning System for a significant portion of our operations. Certain international operations still need to be transitioned to the new system. Our failure to, or delays in, successfully transitioning all our operations onto this system, could have a material adverse impact on our operations and profitability.

We have begun transitioning Mexico and other Latin American operations to our new system and expect this process to continue throughout most of fiscal 2008. In addition, our Housewares segment recently opened selling offices in Japan and Great Britain and efforts to install and implement appropriate software systems for these operations are underway. Due to the complexities of these efforts, we expect to continue to experience a period of significant change and refining of the system for several months. We expect that the transition to the new system will continue to be challenging for us and will require close monitoring to keep our documentation and application of internal controls current. Also, the transition of these operations to our new system may result in an increased risk of errors which may require more controls than we expect to need once these systems are fully transitioned and stable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in the open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan for three more years through May 31, 2009. During the three- and nine-months ended November 30, 2006 and 2005, respectively, we did not repurchase any common shares. From September 1, 2003 through November 30, 2006, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

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

HELEN OF TROY LIMITED (Registrant)

Date: January 9, 2007	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date: January 9, 2007	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: January 9, 2007	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.