Form 10-K
period 2007-02-28
HELEN OF TROY LTD
filed 2007-05-14
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 001-14669

HELEN OF TROY LIMITED
(Exact name of the registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarenden House Church Street Hamilton, Bermuda
(Address of principal executive offices)

1 Helen of Troy Plaza
El Paso, Texas	79912
(Registrant’s United States Mailing Address )	(Zip Code)

Registrant's telephone number, including area code: (915) 225-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.10 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2006, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $473,524,960.

As of May 7, 2007 there were 30,295,406 shares of Common Shares, $.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Index to Exhibits - Page 101

TABLE OF CONTENTS

PART III	Item 10.	Directors, Executive Officers and Corporate Governance	97
	Item 11.	Executive Compensation	97
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	97
	Item 13.	Certain Relationships and Related Transactions	97
	Item 14.	Principal Accountant Fees and Services	97

PART IV	Item 15.	Exhibits and Financial Statement Schedules	98

		Signatures	100

In this report and accompanying consolidated financial statements and notes thereto, unless the context suggests otherwise or otherwise indicated, references to "the Company," "our Company," "Helen of Troy," "we," "us" or "our" refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. dollars.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (“SEC”), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", “project”, "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct.

Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under "Item 1A. Risk Factors" and that are otherwise described from time to time in our SEC reports filed after this report. As described later in this report, such risks, uncertainties and other important factors include, among others:

•	departure of key personnel;

•	the costs, complexity and challenges of managing the availability of our global information systems;

•	the risks associated with a breach of our computer security systems;

•	our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•	requirements to accurately project product demand and the timing of orders received from customers;

•	our relationship with key customers;

•	the actions of large sophisticated customers may adversely effect our gross profit and results of operations;

•	our dependence on foreign sources of supply and foreign manufacturing;

•	the impact of high costs of raw materials and energy on cost of sales and certain operating expenses;

•	future acquisitions and integration of acquired businesses;

•	our use of debt to fund acquisitions and capital expenditures;

•	our disagreements with taxing authorities, and future ability to continue to integrate our operations with tax strategies that allow us to maintain our effective tax rates;

•	our relationship with key licensors; and

•	securities class action, and other business related litigation.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

We are a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products. We have two active segments: Personal Care and Housewares. Our Personal Care products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products. Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products. We use outside manufacturers to produce our goods. Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers.

In each of our segments, we strive to be first to market with a broad line of competitively priced innovative products. We believe this strategy is one of our most important growth drivers. Our goal is to provide consumers with unique features, better functionality and higher performance at competitive price points. This strategy has allowed us to sustain, and in many categories to strengthen our market position in many of our product lines. As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base while attracting new customers.

As part of our overarching objective to grow our business and increase shareholder value, we have established five core initiatives. These initiatives and their key elements are outlined below:

•
Maximize high growth potential branded products. We seek to maximize high growth potential products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth. Ten key brands currently account for approximately 90 percent of our annual net sales volume across various product lines. When a brand fails to achieve a desired market potential, we evaluate whether to continue to invest in brand maintenance or exit the brand and/or selectively replace it with revenue streams from similar, more effectively performing branded products.

•
Accelerate our new product pipeline. We strive to reduce the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner. A majority of our products are produced in China, where long production lead times are normal. We continuously work with our manufacturing resources to simplify and shorten the length of our supply chain.

•
Leverage innovation. We constantly seek ways to foster our culture of innovation and new product development. We intend to enhance and extend our existing product categories and develop new allied product categories to grow our business. We believe that new innovative products permit us to generate higher per unit sales prices and margins for both us and the customers we serve and increase the value of our brand base.

•
Broaden our growth opportunities. We plan to continue to seek opportunities to acquire brands and product categories through aggressive external development and acquisitions. We prefer to own the brands we sell. When this is not possible, we look for licensed brands that have developed substantial brand equity in product categories that are a synergistic fit with ours. For example, our recent licensing of Bed Head® provides an opportunity to deliver professional quality appliances and accessories styled and packaged for introduction to a younger market through selective retail distribution channels. Toni&Guy® provides an opportunity to deliver professional quality appliances and accessories targeted toward the more sophisticated retail buyer who appreciates European styling.

•
Reduce cost and increase productivity. We seek to control our expenses and strengthen operating margins by eliminating unnecessary spending, co-innovating with our manufacturers to eliminate costs, leveraging technology, and making other tools and productivity drivers a key focus of our Company.

We present financial information for each of our operating segments in Note (13) of the consolidated financial statements. The matters discussed in this Item 1. “Business,” pertain to all existing operating segments, unless otherwise specified.

We sell certain of our products under licenses from third parties. Our licensed trademarks, among others, include:

•	Vidal Sassoon®, licensed from The Procter & Gamble Company;
•	Revlon® licensed from Revlon Consumer Products Corporation;
•	Dr. Scholl's®, licensed from Schering-Plough HealthCare Products, Inc.;
•	Scholl® (in areas other than North America), licensed from SSL International, PLC;
•	Sunbeam®, Health at Home® and Health o meter® licensed from Sunbeam Products, Inc.;
•	Sea Breeze®, licensed from Shiseido Company Ltd.;
•	Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited;
•	Toni&Guy®, licensed from Mascolo Limited in areas outside the Western Hemisphere, and licensed in the Western Hemisphere from MBL/Toni&Guy Products, L.P.; and
•	Bed Head® by TIGI licensed from MBL/TIGI Products, L.P.

We own and actively market under a number of trademarks, including:

• OXO®	• Final Net®	• Dazey®
• Good Grips®	• Ammens®	• Caruso®
• SoftWorks®	• SkinMilk®	• Karina®
• Touchables®	• Condition® 3-in-1	• Visage Náturel®
• OXO Steel®	• TimeBlock®	• DCNL®
• Candela®	• Epil-Stop®	• Nandi®
• Brut®	• Salon Tools™	• Isobel®
• Brut Revolution®	• Studio Tools®	• Carel®
• Vitalis®	• Hot Things®	• Amber Waves®

We also market hair and beauty care products under the following trademarks to the professional beauty salon industry:

• Helen of Troy®	• Tourmaline Tools®
• Hot Tools®	• Fusion Tools™
• HotSpa®	• Gallery Series®
• Salon Edition®	• Wigo®

We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.

PRODUCTS

We market and sell a full line of personal care products and an expanding line of housewares products that we acquire, design and/or develop. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Appliances and Accessories	Hand-held dryers
Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools™, Tourmaline Tools®, Salon Tools™, Amber Waves®, Gallery Series® and Wigo®

Curling irons, straightening irons, hot air brushes, and brush irons
Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools™, Tourmaline Tools®, Salon Tools™, Amber Waves®,Gallery Series® and Wigo®

	Hairsetters	Vidal Sassoon®, Revlon®, Sunbeam® and Caruso®
	Paraffin baths, facial brushes, facial saunas, and other skin care appliances	Revlon®, Hotspa®, Health at Home®, Dr. Scholl's® and Visage Náturel®
	Manicure/pedicure systems	Revlon®, Dr. Scholl's® and Scholl®
	Foot baths	Dr. Scholl's®, Scholl®, Revlon®, Sunbeam®, Carel® and HotSpa®
	Foot massagers, hydro massagers, cushion massagers, body massagers, and memory foam products	Dr. Scholl's®, Health o meter®, Carel® and Hotspa®
	Hair clippers and trimmers, exfoliators, and shavers	Vidal Sassoon®, Revlon®, Toni&Guy® and Hot Tools®
	Hard and soft-bonnet hair dryers	Dazey®, Carel®, and Hot Tools®
	Hair styling brushes, combs, hand-held mirrors, lighted mirrors, utility implements, and decorative hair accessories	Vidal Sassoon®, Revlon®, Karina®, Isobel®, DCNL®, Nandi®, Amber Waves® and Hot Things®
Grooming, Skin Care, and Hair Care Products	Liquid hair styling products	Vitalis®, Final Net®, Condition® 3-in-1, Ammens® and Vitapointe®
	Liquid skin care products	Sea Breeze®, TimeBlock® and SkinMilk®
	Medicated skin care products	Ammens®
	Fragrances, deodorants, and antiperspirants	Brut®, Brut Revolution®, and Ammens®
	Hair depilatory products	Epil-Stop®
Housewares	Kitchen tools, cutlery, bar and wine accessories, kitchen mitts and trivets, and barbeque tools	OXO®, Good Grips®, OXO Steel®, SoftWorks® and Touchables®
	Tea kettles	OXO®, Good Grips® and Softworks®
	Household cleaning tools and trash cans	OXO®, OXO Steel®, Good Grips®, SoftWorks® and Touchables®
	Storage and organization products	OXO®, OXO Steel®, Good Grips®, SoftWorks® and Touchables®
	Hand and garden tools	OXO®, Good Grips® and SoftWorks®
	Rechargeable lighting products	OXO®, Candela®

We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the personal care and housewares markets. Overall, in fiscal 2007 we introduced 389 new products across all our categories versus 474 and 426 new products introduced in fiscal 2006 and 2005, respectively. Currently, 365 additional products are in our product development pipeline for fiscal 2008. The following summarizes key product introductions we launched in fiscal 2007:

Appliances and Accessories: This has been a very busy and productive year for our appliances and accessories groups at Helen of Troy. We have seen stronger sales to retail consumers for professional grade products with higher price points. The trend also has been towards quieter, lighter weight, yet rugged appliances. Recent developments and innovations in the appliance and accessories line include:

•
We have introduced our Amber Waves® line of hair care appliances and coordinated brushes, combs and accessories under the Revlon® brand of products. The line is targeted at the ethnic market where hair structure and texture demands multiple maintenance products, rigorous styling and heavy reliance on chemical hair treatments. Early indications on the line are good with several successful placements with key retailers.

•	We internally developed our new Fusion Tools™ line of tourmaline gemstone styling appliances for our professional beauty supply customers .

•
In March 2006, we secured the rights from Mascolo Limited to introduce a line of hair care appliances under the Toni&Guy® brand name in Western Europe and certain Asian markets. Toni&Guy® is an international chain of hundreds of hair salons throughout Europe that has expanded operations into certain key urban markets in the United States. We believe our association with Toni&Guy® will continue to create new sales opportunities for our appliance products in Europe. We began shipments of Toni&Guy® hair care appliances late in the second quarter of fiscal 2007 and it quickly became our number four appliance brand in Europe.

•
In December 2006, we entered into a license with MBL/TIGI Products, L.P. for the Bed Head® by TIGI trademark to market hair care appliances and accessories in the Western Hemisphere. We are currently working closely with the licensor to put together a collection of hair care appliances, brushes, combs and accessories for the brand. In its liquid lines, Bed Head® is well known for its brightly colored packaging and products with unusual names. Our Bed Head® hair care appliances will also use bright colors, and fiber optic and LED lights as part of their design appeal. Initial marketing will begin in the United States, followed by the remainder of the Western Hemisphere, with shipments to begin during fiscal 2008.

•	In December 2006, we also entered into a license with MBL/Toni&Guy Products, L.P., for the Toni&Guy® trademark to market hair care appliances and accessories in the Western Hemisphere.

Men’s Grooming, Skin Care and Hair Care: We launched the Brut Revolution® fragrance line, an updated twist on our classic men’s fragrance. Our intent was to create a modern fragrance that would appeal to younger men and command a higher retail price point. We also began our roll out of a revised formulation of Epil-Stop® depilatory products combined with a neutralizing after wash. We also continued to extend our SkinMilk® line of skin care products. This included such new products as: Soft Shimmer Lotion, a body lotion infused with light reflectors; SkinMilk® Body Polish, an exfoliating body scrub for shower use; Smoothies fruit scented shower gels; and SkinMilk® Hand Cream with SPF 15 protection.

Housewares: We continue to grow OXO® brand categories. OXO® products are based on the principles of Universal Design - a philosophy of making products that are easy to use for the widest possible spectrum of users. This year, we developed our Good Grips® POP modular line of food storage containers which should first ship during the second quarter of fiscal 2008. These containers are airtight, stackable and space-efficient. We also acquired all product rights including trademarks and patents to the Candela® line of portable, cordless, rechargeable table and counter-top ambience lighting products. The lights use long-lasting glow rechargeable LED lights, which are brighter, safer, cleaner, more durable and easier to use than candles. We plan to expand this line to include nightlights and other indoor-outdoor festive lighting for all types of entertaining. We continue to extend our current kitchen accessories with such products as a new line of kitchen turntables, sink mats, stainless steel LiquiSeal™ thermal travel mugs, scratch resistant thermoset plastic trash cans and stainless steel trash cans.

You can learn more about our currently marketed products at www.hotus.com. Information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report.

SALES AND MARKETING

We now market our products in 69 countries throughout the world. Sales within the United States comprised approximately 81, 83 and 82 percent of total net sales in fiscal 2007, 2006, and 2005, respectively. Our North American and international operations sell their products through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, beauty supply retailers and wholesalers, distributors, and direct to consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

We market products through a combination of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services and customer service staff. These groups work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

Regional sales and business unit managers work with our inside and outside sales representatives. The sales managers are organized by product group and geographic area and, in some cases, key customers. The regional managers are responsible for customer relations management, pricing and distribution strategies, and sales generation.

The companies from whom we license many of our brand names promote those names extensively. The Revlon®, Vidal Sassoon®, Dr. Scholl's® and Sunbeam® trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.

We also use selective sports and entertainment venues to enhance our brand recognition and equity. In fiscal 2004, Helen of Troy became the title sponsor of the Sun Bowl game, one of the longest running invitational post-season college football games in the United States with a history that spans over 70 years. The “Vitalis® Sun Bowl” was the official name for the December 2004 and 2005 games. In fiscal 2007, we extended our agreement through the 2009 football season and changed the official name beginning with the December 2006 game to the “Brut® Sun Bowl.” CBS Sports broadcasts the "Brut® Sun Bowl" game to nationwide audiences. In January 2005, we also entered into a three-year sponsorship agreement with Don Schumacher Racing, the National Hot Rod Association (NHRA), and Just Marketing, Inc. to showcase our Brut® products and extend the awareness of our products to target customers. We sponsor the Brut Racing team which is a funny car drag racing team that competes in the NHRA POWERade Drag Racing series.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples' Republic of China, to manufacture a significant portion of our products in the appliance, accessories and housewares product categories. Most of our grooming, skin care and hair care products are currently manufactured in North America. For a discussion regarding our dependency on third party manufacturers, see Item 1A., "Risk Factors". For fiscal 2007, 2006 and 2005, goods manufactured by vendors in the Far East comprised approximately 83, 86 and 84 percent, respectively, of the dollar value of all segments’ inventory purchases.

Many of our key Far East manufacturers have been doing business with us since we went into business. In some instances, we are now working with the second generation of entrepreneurs from the same families. We believe these relationships give us a stable and sustainable advantage over many companies in our consumer’s product categories.

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

Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, our policy is to maintain several months of supply of inventory in order to meet our customers’ needs and, accordingly, we order products substantially in advance of the anticipated time of their sale to our customers. While we do not have any long-term formal arrangements with any of our suppliers, in most instances we place purchase orders for products several months in advance of receipt of orders from our customers. Our relationships and arrangements with most of our manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders. Most purchase orders are in United States dollars.

In total, we occupy approximately 1,895,000 square feet of distribution space in various locations to support our operations. At the end of February 2007, we completed the consolidation of our domestic appliance, housewares, men’s grooming, skin care and hair care inventories into a single 1,200,000 square foot Southaven, Mississippi distribution center. Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas, Southaven, Mississippi, and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers primarily in the Far East, to distribution centers in the Netherlands, the United Kingdom, Mexico, Brazil, Peru, Venezuela or directly to customers. We ship products stored at the distribution centers in the Netherlands, the United Kingdom, Mexico, Brazil, Peru and Venezuela to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

The Personal Care segment depends significantly upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter® and Dr. Scholl's® trademarks are of particular importance to this segment’s business. New product introductions under licensed trademarks require approval from the respective licensors. The licensors also must approve the product packaging. Many of the license agreements require the Company to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures. During fiscal 2007, we were in compliance with all terms of these licensing agreements. The duration of the license agreements for the Revlon®, Vidal Sassoon®, Sunbeam®, and Dr. Scholl's® trademarks, including the renewal terms, are 56, 26, 13 and 12 years, respectively. If we decide to renew these agreements upon expiration of their current terms, we will be required to pay prescribed renewal fees at the time of that election. The discussion below covers the primary product categories that Helen of Troy currently sells under our key license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

Revlon®: Under agreements with Revlon Consumer Products Corporation, we are licensed to sell worldwide, except in Western Europe, hair dryers, curling irons, straightening irons, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers, and battery-operated and electric women's shavers bearing the Revlon® trademark.

Vidal Sassoon®: Under an agreement with The Procter & Gamble Company, Helen of Troy is licensed to sell certain products bearing this trademark worldwide, except in Asia. Products sold under the terms of this license include hair dryers, curling irons, straightening irons, styling irons, hairsetters, hot air brushes, hair clippers and trimmers, mirrors, brushes, combs, and hair care accessories.

Dr. Scholl's® and Scholl®: We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, body massagers, paraffin baths, and support pillows bearing the Dr. Scholl's® trademark in the United States and Canada under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl® trademark in other areas of the world through an agreement with SSL International, PLC.

Sunbeam®, Health at Home® and Health o meter®: Under an agreement with Sunbeam Products, Inc., we are licensed to sell hair clippers and trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, foot massagers, back massagers, body massagers, memory foam products, and spa products bearing these trademarks in the United States, Canada, Mexico, Central America, South America, and the Caribbean.

Sea Breeze®: We license the right to sell products in the United States, Canada, and the Caribbean under this trademark pursuant to a perpetual royalty free license from Shiseido Company Ltd. We currently sell a line of liquid skin care products under this name in the United States and Canada.

Toni&Guy® and Bed Head®: Under an agreement with Mascolo Limited, we are licensed to sell hair care appliance products under the Toni&Guy® trademark in Western Europe and portions of Asia. The license agreement is for five years, and may be extended an additional two years upon proper notice.

In December 2006, we also entered into two separate licensing arrangements: one with MBL/TIGI Products, L.P. for the use of the Bed Head® by TIGI trademark, and another with MBL/Toni&Guy Products L.P. for the use of the Toni&Guy® trademark. Both licenses grant us the right to use the trademarks to market personal care products in the Western Hemisphere. Each license agreement is for five years, and may be extended for five additional three-year terms upon proper notice. We plan to introduce a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products.

Helen of Troy has filed or obtained licenses for over 350 design and utility patents in the United States and several foreign countries. Most of these patents cover product designs in our Housewares segment. We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers throughout North America, Latin America, Europe and Asia. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement as we deem appropriate, however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various countries.

CUSTOMERS

Sales to Wal-Mart Stores, Inc., and its affiliate, SAM'S Club, accounted for approximately 21, 22 and 25 percent of our net sales in fiscal 2007, 2006, and 2005, respectively. Sales to Target Corporation accounted for approximately 9, 10 and 8 percent of our net sales in fiscal 2007, 2006, and 2005, respectively. No other customers accounted for ten percent or more of net sales during those fiscal years. Sales to our top five customers accounted for approximately 45, 46 and 44 percent in fiscal 2007, 2006, and 2005, respectively.

ORDER BACKLOG

When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame. As such, there usually is no significant backlog of orders in any of our distribution channels.

As a result of the transition of our Housewares segment to new computer systems and a new distribution center at the end of fiscal 2006, we experienced delays in distribution order processing and shipments. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of the new distribution center. These delays caused a backlog of orders within the Housewares segment, and, in some cases, order cancellations. We believe that the impact was immaterial in the fourth quarter of fiscal 2006; however we estimate that the negative impact of these issues on the segment’s net sales for the first quarter of fiscal 2007 ranged between $4.5 to $5 million. Throughout the first quarter of fiscal 2007, we worked to resolve the technical and operational issues that were causing the delays, and address the issues with affected customers. We believe the strength of our customer relationships were not affected by these delays over the long term. By the end of the first quarter of fiscal 2007, we had addressed the most significant issues and the new distribution center began to attain its originally planned operational throughput. In June 2006, we had caught up on our backlog.

We originally had planned to move the balance of our domestic Personal Care segment appliance inventory into the new distribution center by the end of the first quarter of fiscal 2007. However, due to the issues we experienced with our Housewares segment, we decided to delay the transition until operations in the new distribution center had stabilized, and we were past our peak shipping season. We moved our appliance inventories to the new distribution center beginning in December 2006. The move was finished and we were operating completely out of the new distribution center by the end of fiscal 2007. In this move, we experienced some minor transitional issues, but none of the magnitude or impact as those we experienced with the Housewares segment. Accordingly, in our Personal Care segment, there was no significant backlog of orders in any of our distribution channels as of the end of fiscal 2007.

COMPETITIVE CONDITIONS

The markets in which we sell our products are very competitive and highly mature. The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers with strong negotiating power. Current trends among retailers include fostering high levels of competition among suppliers, the requirement to maintain or reduce prices and deliver products under shorter lead times. Another current trend, is for retailers to import generic products directly from foreign sources and to source and sell products under their own private label brands that compete with our Company’s products. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers, built over 30 years of working together. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

In the Personal Care segment, our primary competitors include Conair Corporation, Farouk Systems, Inc. (Chi), T3 Micro, Inc., International Consulting Associates, Inc. (InfraShine), Spectrum Brands, Inc., Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-USA, Inc., Chattem, Inc., Alliance Boots plc (J&J Boots), KAO Brands Company, The Procter & Gamble Company, L′Oréal, Unilever, and Alberto-Culver Company. In the Housewares segment, the competition is highly fragmented. Our primary competitors in that segment include KitchenAid (Lifetime Brands, Inc.), Zyliss AG, Copco (Wilton Industries, Inc.), Simple Human, Casabella and Interdesign, Inc. Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. Net sales in the third fiscal quarter accounted for approximately 34, 34, and 35 percent of fiscal 2007, 2006 and 2005 net sales, respectively. Our lowest net sales usually occur in our first fiscal quarter, which accounted for approximately 21, 22 and 18 percent of fiscal 2007, 2006 and 2005 net sales, respectively. As a result of the seasonality of sales, our working capital needs fluctuate during the year.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

Our operations are subject to national, state, local and provincial jurisdictions’ environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with these laws and regulations. Further, the cost of maintaining compliance has not had a material adverse effect on our business, consolidated results of operations and consolidated financial condition, nor do we expect it to do so in the foreseeable future. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

In July 2006, RoHS (Restriction of Hazardous Substances), a new European Directive became effective. RoHS requires that electrical and electronic equipment sold in the European Union does not contain lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) above specified legal thresholds. We are in the process of becoming RoHS certified and expect to have this initiative completed during the third quarter of fiscal 2008.

Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. In the US, we maintain our own testing facilities that have been certified by various recognized public and private testing standards setting groups including Underwriters Laboratories, Inc. and Electronic Testing Laboratories. We recently completed our CB Scheme certification, also known as the Scheme of the International Electrotechnical Commission System for Conformity Testing and Certification of Electrical Equipment (IECEE). The scheme facilitates the international exchange and acceptance of product-safety test results among participating Certification Bodies for national approval or certification in one or more countries, normally without the need for additional testing. Currently, 43 countries participate in the CB Scheme, which provides significant advantages including reduction of product certification and compliance costs and reduced certification lead-times.

Certain of our skin care products are regulated by the United States Food and Drug Administration (“FDA”). Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, limiting the volatility and types of aerosol agents that can be used, grading products, inspecting production facilities and imposing their own labeling requirements.

In our Housewares segment, where applicable, our products are designed to comply with NSF, Inc. and ANSI (American National Standards Institute) standards for product quality, materials composition and safety.

EMPLOYEES

As of fiscal year end 2007, we employed 901 full-time employees in the United States, Canada, Macao, China, Europe, Brazil, Peru, Venezuela, Chile and Mexico of which 140 are marketing and sales employees, 251 are distribution employees, 49 are engineering and development employees, and 461 are administrative personnel. We also use temporary, part time and seasonal employees as needed. None of the Company's employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

Note (13) to the consolidated financial statements contains geographic information concerning our net sales and long-lived assets.

AVAILABLE INFORMATION

We maintain our main Internet site at the following address: http://www.hotus.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report. We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to these reports and the reports required under Section 16 of the Securities Exchange Act of transactions in Company shares by directors and officers. Also, on the Investor Relations page, under the heading “Corporate Governance”, are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties. When evaluating us and our business before making a decision regarding investment in our securities, potential investors should carefully consider the risk factors and uncertainties described below, together with other information contained in this report. If any of the events or circumstances described below or elsewhere in this report actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are not significant may also impact our business operations.

We rely on our chief executive officer and a small number of other key senior managers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

We do not have a large group of senior managers in our business. The loss of any of these individuals could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to hire or relocate and integrate suitable replacements. Further, in order to continue to grow our business, we will need to expand our senior management team. We may be unable to attract or retain these persons. This could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

We rely on our central Global Enterprise Resource Planning Systems and other peripheral information systems. Interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

We conduct most of our businesses under one integrated Global Enterprise Resource Planning System, which we implemented in September 2004. Therefore, our operations are dependent on this system, which includes our order management system and our computerized warehouse management system. Any failures or disruptions in these systems could cause considerable disruptions to our business and may have a material adverse effect on our business, financial condition and results of operations.

We transitioned a portion of our our Personal Care and Housewares segments to our Global Enterprise Resource Planning System prior to the end of fiscal 2006. During fiscal 2007, we implemented several significant functionality enhancements related to both the Housewares segment’s and Personal Care segment’s information systems. We plan to continue the transition of our Mexican and other key Latin American operations to our global information system over the balance of fiscal 2008 and possibly, fiscal 2009. We also intend to continue to closely monitor our systems and make adjustments to improve their effectiveness. Complications resulting from process adjustments could potentially cause considerable disruptions to our business. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues with certain remaining legacy systems all pose significant risks. We expect that these efforts and other implementations and functional software enhancements could require significant internal resources and may result in higher than anticipated implementation costs and reallocation of human resources, which could further negatively impact our business.

To support new technologies, we intend to continue to build and support a larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for disruption or failure. We continue to rely on outside vendors to assist us with implementation and enhancements and will continue to rely on certain vendors to assist us in maintaining some of our infrastructure. Should any of these vendors fail to perform as expected, it could adversely effect our service levels and threaten our ability to conduct business. We also continue to transition certain of these third party services to our in-house staff. This transition process poses risks, however, and failure to effect a smooth transition could cause additional business disruptions.

Natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss. Any interruption or loss of data in our information or logistical systems could materially impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. These and other factors described above could have a material adverse effect on our business, financial condition and results of operations.

A breach of our computer security systems, and unauthorized intrusion could subject us to fraudulent use of sensitive information and/or damage to critical data and systems. Such activity could subject us to litigation and various other claims and have material adverse effect on our financial condition, results of operations and the reputation of our business.

Information systems require constant updates to their security policies and hardware systems to reduce the risk of unauthorized access, malicious destruction of data, or information theft. We believe we have taken steps designed to strengthen the security of our computer systems and protocols and have instituted an ongoing program to continue to do so. Nevertheless, there can be no assurance that we will not suffer a data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems.

Any such compromises or breach could cause interruptions in our operations and might require us to spend significant management time and money investigating the event and dealing with local and federal law enforcement. In addition, we could become the subject of litigation and various claims from our customers, employees, suppliers, service providers and shareholders. Regardless of the merits and ultimate outcome of these matters, litigation and proceedings of this type are expensive to respond to and defend, and we could devote substantial resources and time to responding to and defending them. The ultimate resolution of any such litigation, claims and investigations could cause damage to our reputation and have a material adverse effect on our financial condition and results of operations.

Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution facilities to customers, and we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver products in a timely and effective manner to retailers could damage our reputation and brands and result in loss of customers or reduced orders.

To make our distribution operations more efficient, we have recently consolidated many of our distribution, receiving and storage functions into our Southaven, Mississippi distribution center. We can make no assurances that anticipated cost savings and efficiencies relating to our distribution consolidation will be achieved or that we will not have further integration or implementation issues or delays. Any disruption in our distribution process could adversely effect our business and operating results.

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

Our sales are dependent on sales to several large customers and the loss of, or substantial decline in sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our sales. Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers. In particular, sales to Wal-Mart Stores, Inc., and its affiliate, SAM'S Club, and sales to Target Corporation accounted for approximately 21 percent and 9 percent, respectively, of our net sales in fiscal 2007. While only one customer accounted for ten percent or more of net sales in fiscal 2007, our top 5 customers accounted for approximately 45 percent of fiscal 2007 net sales. We expect customer concentrations will continue to account for a significant portion of our sales. Although we have long-standing relationships with our major customers, no contracts require these customers to buy from us, or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

Large sophisticated customers may take actions that adversely effect our gross profit and results of operations.

In recent years, we have observed a consumer trend away from traditional grocery and drug store channels and toward mass merchandisers, which include super centers and club stores. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us. A reduction in the demand of our products by these mass merchandisers could have a material adverse effect on our business, financial condition and operating results.

We are dependent on third party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, financial condition and results of operations.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East. Risks associated with such foreign manufacturing include: changing international political relations; changes in laws, labor availability, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production in the Far East. However, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, could have a material adverse effect on our business, financial condition and results of operations.

We have relationships with over 200 third-party manufacturers. During fiscal 2007, the top two manufacturers fulfilled approximately 19 percent of our product requirements. Over the same period, our top five suppliers fulfilled approximately 37 percent of our product requirements.

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

High costs of raw materials and energy may result in increased cost of sales and certain operating expenses and adversely effect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively effect our results of operations. Our vendors purchase significant amounts of metals and plastics to manufacture our products. They also purchase significant amounts of electricity to supply the energy required in their production processes. The rising cost of fuel may also increase our transportation costs. The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of sales and certain operating expenses. Our results of operations have been and could in the future be adversely affected by increases in these costs. While we have been successful, in some cases, in implementing price increases or passing on cost increases by moving customers to newer product models with enhancements that justify higher prices, we can make no assurances that these efforts will be successful in the future or materially offset the cost increases we may incur.

Acquisitions may be more costly or less profitable than anticipated and may adversely affect the price of our common shares.

We are constantly looking for opportunities to make complementary strategic business and/or brand acquisitions. These acquisitions, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common shares. In addition, any acquisitions, including our recent acquisition of Belson Products involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel associated with the acquisitions,

•	difficulties in integrating distribution channels,

•	the diversion of management's attention from other business concerns,

•	difficulties in transitioning and preserving customer, contractor, supplier and other important third party relationships,

•	risks of entering markets in which we have no or limited experience, and

•	the potential loss of key employees associated with the acquisitions.

Any difficulties encountered with acquisitions, could have a material adverse effect on our business, financial condition and operating results.

We have incurred debt to fund acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.

As a result of our debt obligations, we are now operating under substantially more leverage and higher interest costs. This increase in debt has added new constraints on our ability to operate our business, including but not limited to:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes;

•	an increased portion of our cash flow from operations will be required to service our debt, which will reduce the funds available to us for our operations;

•
a significant portion of our debt is fixed or effectively fixed through the use of interest rate swaps and these rates may produce higher interest expense than would be available with floating rate debt, in the event of decreases in market interest rates;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and conditions in the industries in which we operate; and

•
our debt agreements contain financial and restrictive covenants, and our failure to comply with them could result in an event of default, which if not cured or waived, could have a material adverse effect on us. Significant restrictive covenants include limitations on, among other things, our ability under certain circumstances to:

  • incur additional debt, including guarantees;
  • incur certain types of liens;
  • sell or otherwise dispose of assets;
  • engage in mergers, acquisitions or consolidations;
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

Although the final resolution of these disputes is uncertain and involves unsettled areas of the law, based on currently available information, we have established reserves for our best estimate of the probable tax liability for these matters. While the resolution of the issues may result in tax liabilities that are significantly higher or lower than the reserves established for these matters, management currently believes that any resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution on any matter could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

The future impact of tax legislation, regulations or treaties, including any future legislation in the United States or abroad that would effect the companies or subsidiaries that comprise our consolidated group is always uncertain. Our ability to respond to such changes so that we maintain favorable tax treatment, the cost and complexity of such compliance, and its impact on our ability to effectively operate in jurisdictions always presents a risk.

Favorable tax treatment of our non-U.S. earnings is dependent on our ability to avoid classification as a Controlled Foreign Corporation. Changes in the composition of our shareholdings could have an impact on our classification. If our classification were to change, it could have a material adverse effect on the largest U.S. shareholders and, in turn on the Company’s business.

A non-U.S. corporation, such as ours, will constitute a "controlled foreign corporation" or "CFC" for U.S. federal income tax purposes if its largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares outstanding. Although we believe that we and our non-U.S. subsidiaries currently are not CFCs, the U.S. Internal Revenue Service or a court may not concur with our conclusions. If the IRS or a court determined that we were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10 percent or more of the total combined voting power of all classes of our stock on the last day of our taxable year would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our "subpart F income" (and the subpart F income of any our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder's proportionate share of our and our CFC subsidiaries' undistributed earnings and profits accumulated during the shareholder's holding period of the shares while we are a CFC.

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

As further discussed under Item 3. “Legal Proceedings,” and Note (10) to the accompanying consolidated financial statements, class action lawsuits have been filed and consolidated into one action against our Company, Gerald J. Rubin, our Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, our Chief Financial Officer, on behalf of purchasers of our publicly traded securities. The plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud our shareholders through the issuance of positive earnings guidance intended to artificially inflate our share price so that Mr. Rubin could sell almost 400,000 of our common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of any alleged insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ alleged insider trading proceeds. The class period in the consolidated action is October 12, 2004 through October 10, 2005.

We intend to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, we cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely effect our business. We carry insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit. If the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

PLANT AND FACILITIES

The Company owns, leases, or otherwise utilizes through third-party management service agreements, a total of 31 facilities, which include selling, procurement, administrative and distribution facilities worldwide. All facilities operated by the Company are adequate for the purpose for which they are intended. Information regarding the location, use, segment, ownership and approximate size of the facilities and undeveloped land as of February 28, 2007 is provided below:

Location	Type and Use	Business Segment	Owned or Leased	Approximate Square Footage
El Paso, Texas, USA	Land & Building - Corporate Headquarters	Personal Care & Housewares	Owned	135,000
El Paso, Texas, USA	Land & Building - Distribution Center	Personal Care	Owned	408,000
Southaven, Mississippi, USA	Land & Building - Distribution Center	Personal Care & Housewares	Owned	1,200,000
Brampton, Ontario, Canada	Third-Party Managed Distribution Center	Personal Care	Leased	50,000
Danbury, Connecticut, USA	Office Space	Personal Care	Leased	16,000
Bentonville, Arkansas, USA	Office Space	Personal Care	Leased	5,000
Minneapolis, Minnesota, USA	Office Space	Personal Care	Leased	1,000
New York, New York, USA	Office Space *	Housewares	Leased	9,900
New York, New York, USA	Office Space **	Housewares	Leased	25,000
Chambersburg, Pennsylvania, USA	Office Space - Customer Service Facility	Housewares	Leased	3,200
Lancashire, England	Third-Party Managed Distribution Center	Housewares	Leased	13,500
El Paso, Texas, USA	Land (3 Parcels) - Held for Future Expansion	None	Owned	28 Acres
Etobicoke, Ontario, Canada	Office Space	Personal Care	Leased	2,900
Sheffield, England	Land & Building - European Headquarters	Personal Care	Owned	10,000
Worksop, England	Third-Party Managed Distribution Center	Personal Care	Leased	85,000
Boulgne-Billancourt, France	Office Space	Personal Care	Leased	2,100
Nr Amsterdam, Netherlands	Third-Party Managed Distribution Center	Personal Care	Leased	85,000
Mexico City, Mexico	Office Space	Personal Care	Owned	3,900
Tlanepantla, Mexico #1	Third-Party Managed Distribution Center	Personal Care - Appliances	Leased	20,000
Tlanepantla, Mexico #2	Third-Party Managed Distribution Center	Personal Care - Liquids & Powders	Leased	20,000
Sao Paulo, Brazil	Office Space	Personal Care	Leased	1,600
Vitoria, Brazil	Third-Party Managed Distribution Center	Personal Care	Leased	5,400
Lima, Perú	Office Space	Personal Care	Leased	900
Lima, Perú	Third-Party Managed Distribution Center	Personal Care	Leased	6,500
Caracas, Venezuela	Office Space	Personal Care	Leased	1,100
Caracas, Venezuela	Third-Party Managed Distribution Center	Personal Care	Leased	200
Santiago, Chile	Office Space	Personal Care	Leased	130
Tokyo, Japan	Office Space	Housewares	Leased	800
Hong Kong	Office Space	Personal Care & Housewares	Leased	10,100
Zhu Kuan, Macau, China	Office Space	Personal Care & Housewares	Leased	11,600
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	2,500
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	1,600
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	4,100

*	Facility will be vacated due to the expiration of the lease in December 2007.
**	New headquarters for Housewares Segment to be occupied on or after July 2007.

ITEM 3. LEGAL PROCEEDINGS

Hong Kong Income Taxes - On May 10, 2006, the IRD and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability. As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the second quarter of fiscal 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

For the fiscal years 1998 through 2003, the IRD has assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. Hong Kong is seeking to levy taxes on income earned from certain activities previously conducted in Hong Kong. Negotiations with the IRD regarding these issues and their settlement are ongoing, and it is unclear at this time when they will be resolved.

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

If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the total probable tax liability for this matter. While the resolution of the issue may result in tax liabilities that are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

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

The IRS is auditing our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in our consolidated financial statements.

The IRS recently began an examination of the U.S. consolidated federal tax return for fiscal year 2005. The audit is in the preliminary stages and, to date, no adjustments have been proposed.

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against our Company, Gerald J. Rubin, our Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, our Chief Financial Officer, on behalf of purchasers of our publicly traded securities. The plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud our shareholders through the issuance of positive earnings guidance intended to artificially inflate our share price so that Mr. Rubin could sell almost 400,000 of our common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of any alleged insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ alleged insider trading proceeds. The class period in the consolidated action is October 12, 2004 through October 10, 2005.

We intend to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, we cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely effect our business. We carry insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

On May 15, 2006, we filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On June 29, 2006, the plaintiffs filed with the court their opposition to our motion to dismiss. On July 17, 2006, we filed a reply rebutting the plaintiffs’ June 29th opposition. On March 20, 2007, the court heard the plaintiffs’ and our arguments regarding our motion to dismiss. As of the date this report was filed, the matter was before the court for its consideration. If we were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgment or settlement may have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares are listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE]. The following table sets forth, for the periods indicated, in dollars per share, the high and low bid prices of the common shares as reported on the NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL 2007
First quarter	$21.95	$18.71
Second quarter	19.44	16.18
Third quarter	25.29	16.98
Fourth quarter	25.50	21.75
FISCAL 2006
First quarter	$29.75	$21.52
Second quarter	26.19	20.82
Third quarter	23.01	15.55
Fourth quarter	20.23	15.80

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

Our common shares with a par value of $0.10 per share are our only class of equity security outstanding at February 28, 2007. As of May 7, 2007, there were approximately 313 holders of record of the Company's common shares. Shares held in "nominee" or "street" name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions. We have not paid any cash dividends on our common shares since inception. Our current intention is to pay no cash dividends in fiscal 2008. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 of our common shares over a period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan for three more years, through May 31, 2009.

We did not repurchase any common shares during fiscal 2007 or 2006. In fiscal 2005, we repurchased 757,710 shares at a total cost of $25,039, or an average price per share of $33.05. An additional 1,436,164 shares remain authorized for purchase under this plan.

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 2002. The Peer Group Index is the Dow Jones Industry Group - Cosmetics. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common shares.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, NASDAQ MARKET INDEX,
AND PEER GROUP INDEX

	Fiscal year ended the last day of February
	2002	2003	2004	2005	2006	2007
HELEN OF TROY LIMITED	100.00	103.92	231.51	224.27	157.17	185.59
DOW JONES GROUP INDEX	100.00	91.39	112.36	128.62	126.32	152.86
NASDAQ MARKET INDEX	100.00	76.18	116.04	117.23	130.86	137.85

The Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that we specifically incorporate this information by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated income statement data for the years ended on the last day of February 2007, 2006 and 2005, and the selected consolidated balance sheet data as of the last day of February 2007 and 2006, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated income statement data for the years ended on the last day of February 2004 and 2003, and the selected consolidated balance sheet data as of the last day of February 2005, 2004 and 2003, have been derived from our audited consolidated financial statements which are not included in this report. Information for the years ended on the last day of February 2005, 2004 and 2003 contains certain reclassifications necessary to restate prior years’ operations of Tactica as a discontinued segment. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report. All currency amounts in this document are denominated in U.S. dollars.

Years Ended The Last Day of February,
(in thousands, except per share data)
	2007	2006	2005 (1)	2004 (1)	2003 (1)
Statements of Income Data
Net sales	$634,932	$589,747	$581,549	$474,868	$379,751
Cost of sales	355,552	323,189	307,045	257,651	224,027
Gross profit	279,380	266,558	274,504	217,217	155,724
Selling, general, and administrative expenses	208,964	195,180	172,480	131,443	105,522
Operating income	70,416	71,378	102,024	85,774	50,202
Interest expense	(17,912)	(16,866)	(9,870)	(4,047)	(3,965)
Other income (expense)	2,643	1,290	(2,575)	4,312	2,333
Earnings before income taxes	55,147	55,802	89,579	86,039	48,570
Income tax expense	5,060	6,492	12,907	14,477	10,778
Income from continuing operations	50,087	49,310	76,672	71,562	37,792
Loss from discontinued segment's operations, net of tax effects	-	-	(222)	(11,040)	924
Net earnings	$50,087	$49,310	$76,450	$60,522	$38,716

Per Share Data
Basic
Continuing operations	$1.66	$1.65	$2.58	$2.52	$1.34
Discontinued operations	$-	$-	$(0.01)	$(0.39)	$0.03
Total basic earnings per share	$1.66	$1.65	$2.57	$2.13	$1.37

Diluted
Continuing operations	$1.58	$1.56	$2.36	$2.29	$1.28
Discontinued operations	$-	$-	$(0.01)	$(0.35)	$0.03
Total diluted earnings per share	$1.58	$1.56	$2.35	$1.94	$1.31

Weighted average number of common shares
outstanding:
Basic	30,122	29,919	29,710	28,356	28,189
Diluted	31,717	31,605	32,589	31,261	29,548

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED

Last Day of February,
(in thousands)
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital (1)	$238,131	$185,568	$156,312	$166,445	$163,452
Total assets	906,272	857,744	811,449	489,609	405,629
Long-term debt	240,000	254,974	260,000	45,000	55,000
Shareholders' equity (2)	527,417	475,377	420,527	350,103	289,602
Cash dividends	-	-	-	-	-

(1)	Fiscal year 2005, 2004 and 2003 results presented include 100 percent of the results of Tactica under the line item, "Income (loss) from discontinued segment’s operations and impairment of related assets, net of tax.” We acquired a 55 percent interest in Tactica in March 2000. On April 29, 2004 we completed the sale of our interest in Tactica back to certain of its key operating manager-shareholders. Accordingly, the results of operations of Tactica have been reclassified out of income from continuing operations and working capital has been presented to eliminate the impact of Tactica's current assets and current liabilities. Also, in the fourth quarter of fiscal 2004, we recorded a loss of $5,699 from the impairment of Tactica goodwill, net of $1,938 of related tax benefits. Our consolidated financial statements for fiscal 2005 (for the period of time we owned Tactica), 2004 and 2003, as restated include 100 percent of Tactica's net income or loss because Tactica had accumulated a net deficit at the time that we acquired our ownership interest, and because the minority shareholders of Tactica had not adequately guaranteed their portion of the accumulated deficit.

(2)	No common shares were repurchased during the fiscal years ended 2007, 2006 and 2003. In fiscal 2005, we repurchased 757,710 common shares at a cost of $25,039. In fiscal 2004, we repurchased 806,126 common shares at a cost of $20,572. All shares repurchased were concurrently cancelled.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, “Item 1. Business”; Part II, “Item 6. Selected Financial Data”; and Part II, “Item 8. Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed on Page 2 of this report in the section entitled “Information Regarding Forward-Looking Statements,” Item 1A. “Risk Factors,” and in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk." In this MD&A, unless the context suggests otherwise or otherwise indicated, amounts expressed are in thousands of U.S. dollars.

THE YEAR'S ACTIVITIES

Our overarching objective is to profitably grow our business and increase shareholder value. Our central strategies to accomplish this objective include:

•	Collaboration with Retailers: We work closely with our network of retailers to understand their needs and meet their customers’ expectations.

•
Acquisitions: We evaluate growth opportunities through complementary acquisition of additional brands and businesses. Our preference is to own the brands we market, but this is not always possible. Therefore, we also grow by entering into licensing arrangements for brands that have developed substantial brand equity in product categories that we believe are a synergistic fit with ours.

•	International Growth: We continue to seek to expand our international sales footprint through our entry into emerging growth markets.

•	Building Brand Equity: Within our brand portfolio, we work to allocate resources to achieve the greatest gains in brand equity.

•
Innovation: We encourage innovation in order to bring new products, features and functionality to market within our existing business. This drives organic growth within our existing customer base and can offset the price erosion that tends to take place over time as products mature within our lines.

•	Supply Chain Improvement: We are working to shorten our supply chain to improve responsiveness to changing consumer preferences.

•	Productivity and Cost: We focus on increasing productivity and streamlining costs, without sacrificing customer service or product quality.

•
Adaptive Organization Structure: We seek to continually adapt and tune our organizational structure and infrastructure. This helps us to stay responsive to changing market conditions and the demands placed on us as we grow.

Transitions to our new U.S. Distribution Center: Fiscal 2007 began in the midst of the move of our Housewares segment to our Global Enterprise Resource Planning System, including the transfer of Housewares inventory from a Monee, Illinois distribution center operated by a third party to our new 1,200,000 square foot Southaven, Mississippi distribution center. We also completed a move of our domestic grooming, skin care and hair products inventories from our El Paso, Texas distribution center to the new Southaven, Mississippi distribution center. The fiscal year ended with the consolidation of our domestic Personal Care segment appliance inventory into the same distribution center. Transitions of this nature involve extremely complex processes, characterized by interruptions and the diversion of management’s attention for a period of time after the move as the organization adapts to new systems and seeks to respond quickly to its day-to-day operational requirements. The transitions proved challenging for us, but we believe we emerged from the year an operationally stronger organization with improved capacity and effectiveness in our U.S. distribution system.

The Housewares move to the new distribution center and related information systems began in December 2005 and was substantially completed during the first quarter of fiscal 2007. Our Housewares segment distribution and logistics requirements differ significantly from our traditional Personal Care segment business. In our Housewares segment, we were required to improve our ability to deliver larger, more complex assortments in smaller individual item volumes to a much more diverse group of retailers, as compared to our Personal Care segment. Initially, we experienced distribution order processing and shipment delays. These delays were the result of both software issues and adapting to the new equipment, new employees, and the operation of the new distribution center. The delays caused a backlog in orders and in some cases, order cancellations. Throughout the first fiscal quarter we worked to resolve the technical and operational issues that were causing the delays, and address the issues with affected customers. We believe the strength of our customer relationships were not affected over the long term. The delays and other costs of the transition adversely affected our first quarter operating results. We estimate the negative impact of these issues on the Housewares segment’s net sales for the quarter ending May 31, 2006 to range between $4.5 to $5 million. By the end of the quarter, we had addressed most of the significant issues and the new distribution center began to attain its originally planned operational throughput. In June 2006, we had caught up on our backlog.

During our first quarter of fiscal 2007, we also completed a move of our grooming, skin care and hair products inventories from our El Paso, Texas distribution center to the new Southaven, Mississippi distribution center and commenced shipments from that facility. We originally had planned to move the balance of our domestic Personal Care segment appliance inventory into the new distribution center by the end of the first fiscal quarter. However, due to the issues we experienced with our Housewares segment, we decided to delay the completion of this transition until we were satisfied that the Housewares’ operations had sufficiently stabilized, and we were past our peak shipping season. We moved our appliance inventories from the previously existing distribution center to the new distribution center beginning in December 2006. The move was finished and we were operating completely out of the new distribution center by the end of fiscal 2007. In these moves, we experienced some minor transitional issues, but none of the magnitude or impact as those we experienced with Housewares.

During the fourth quarter of fiscal 2007, we installed additional storage racking, and associated handling equipment in order to further expand our appliance storage capacity and improve operating efficiencies in the new Southaven, Mississippi distribution center. The total project cost was approximately $1,660 and the equipment was placed into service in mid-December.

The need to operate out of multiple domestic distribution facilities during the year resulted in some duplication of costs. We believe these costs were a worthwhile investment in our ability to serve our customers over the long run. We do not expect to achieve anticipated cost savings relating to our distribution center consolidation until later in fiscal 2008. We can make no assurances that anticipated cost savings and efficiencies relating to our distribution consolidation will be ultimately achieved. We believe that our competitive position and the long term health of our business depends on fulfillment and transportation excellence. As our operations with our retailers, especially large retailers, become increasingly intertwined, the breadth and complexity of services we must render in order to earn more shelf space and, thus, increase market share, escalate. Consequently, it has become increasingly more expensive to do business with our customers and we expect this trend to continue.

Recent Acquisitions: We evaluate opportunities to grow our business and brand portfolio by acquiring well-recognized brands from larger consumer products companies, as well as other brands from smaller private companies. Historically, the brands we have purchased from larger consumer products companies have a track record of support and brand development. We believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from focused management or strong marketing support. When we acquire brands from smaller private companies, we usually do so because we believe they have been constrained by the limited resources of their prior owners. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations, and innovative new products. While we did not complete any major acquisition during fiscal 2007, we were able to incrementally add to our businesses with three significant licensing agreements and one small brand acquisition as discussed below.

In March 2006, we entered into a license agreement with Mascolo Limited for the use of the Toni&Guy® brand name for hair care appliance products. Under the agreement, we are licensed to sell hair dryers, straighteners, stylers, tongs and a line of male grooming hair care appliances in the United Kingdom, Western Europe and portions of Asia. The duration of the initial license agreement is 5 years, expiring March 2011, which may be extended an additional 2 years upon proper notice. By the end of fiscal 2007, Toni&Guy® was our fourth highest selling brand out of the 13 brands we actively market in Europe and Asia.

On September 25, 2006, the Company acquired all rights to trademarks, certain patents, formulas, tooling and production processes to sell Vessel, Inc.’s rechargeable lighting products under various brand names, including Candela®, a line of portable, cordless, rechargeable table and counter-top ambient lighting products. The lights use long-lasting glow rechargeable LED lights, which are brighter, safer, cleaner, more durable and easier to use than candles. We are in the process of designing new packaging, products and merchandising concepts aimed at an effective re-staging of the lighting products under the OXO family of brands. We expect to make the first shipments in the second quarter of fiscal 2008.

In December 2006, we entered into two separate licensing arrangements: one with MBL/TIGI Products, L.P. for the use of the Bed Head® by TIGI trademark, and another with MBL/Toni&Guy Products L.P. for the use of the Toni&Guy® trademark. Both licenses grant us the right to use the trademarks to market personal care products in the Western Hemisphere. Each license agreement is for five years, and may be extended for five additional three-year terms upon proper notice. We plan to introduce a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products. We plan to begin marketing in the United States, followed by the remainder of the Western Hemisphere, with product shipments to begin during fiscal 2008.

Effective May 1, 2007, we acquired certain assets and liabilities of Belson Products, the professional salon division of Applica Consumer Products, Inc. for an estimated net cash purchase price of $36,500. This transaction was accounted for as a purchase of business and was paid for out of available cash on hand. Belson Products is a domestic supplier of personal care products to the professional salon industry. Belson Products markets its professional products to major beauty suppliers and other major distributors under brand names, including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®. Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears. Belson Products are principally distributed throughout the United States, as well as Canada and the United Kingdom.

International Growth: We continue to experience strong growth in the Latin American region where we have seen revenue growth in excess of 27 percent each of the last two fiscal years. Our best performing brands and product categories in the region are the Brut® fragrances, Ammens® foot and body powders, Revlon® appliances and Vidal Sassoon® appliances. In fiscal 2007, we continued to invest in growing the business and supporting infrastructure within the region with Mexico City serving as the hub of activity. Our employee presence in the region has grown from 19 at the end of fiscal 2006 to 32 by the end of fiscal 2007. We also made several strategic changes to our supply chain for liquid products in order to enable us to better and more cost effectively serve Latin American markets. We believe certain countries in Latin America present attractive opportunities for continued expansion because of strong economic growth, the growing stability of its democracies, and recent high levels of foreign investment in the region. We plan to continue the transition of our Mexican and other key Latin American operations to our global information system over the balance of fiscal 2008 and possibly, fiscal 2009.

In Europe and in some other countries, our personal care business recovered nicely from a difficult year in fiscal 2006. Overall net sales were up 18.7 percent over the prior year. A significant part of this recovery was fueled by the addition of Toni&Guy® appliances to our product offerings.

During the last fiscal year, we began to expand our Housewares segment’s sales operations in the United Kingdom and Japan. During the year, we terminated certain existing distribution agreements we had in these countries and set up separate selling offices and sales organizations, leveraging certain existing facilities, infrastructure and sales contacts, where possible. In the United Kingdom, we have now established a separate distribution center for our Housewares segment. We believe that with relatively modest continuing infrastructure investments, we can enhance our presence in those markets.

Supply Chain and Other Operational Improvements: We manage a complex supply chain and operating platform that over the past year shipped approximately 142 million units to over 16,000 wholesale, retail, and individual customers. Our Company and industry are also facing challenges - the potential for a slowing U.S. economy, rising energy costs, and domestic and international marketplace pressures. Continued consolidation and growth in the largest of retailers has created a very competitive environment that requires careful target pricing, superb customer service, operational excellence in order to maintain deliveries, and continuous product and process innovation. In this environment, we believe that a key way we will grow is by becoming highly operationally effective and efficient. The implementation of our Global Enterprise Resource Planning System, now in operation for close to 3 ½ years has been instrumental in requiring us to closely examine and re-think how we do business. In fiscal years 2007, 2006 and 2005, direct corporate information systems costs included in our consolidated statements of income in the “Selling, general and administrative expenses” line was $8,248, $8,080, and $7,702. These amounts do not include the cost of personnel, telecommunications, software and computer equipment charges incurred and paid directly by our various local operations outside of El Paso, Texas. We continue to invest substantial internal resources extending the functionality and performance of the system. In particular, a great majority of the enhancements we made this year were to the warehouse and sales order management components of our information system. We believe that timely and effective change and evolution in our systems will increase the total value proposition we offer to our customers and consumers, and thus increase our competitive advantage. We believe these efforts and investments continue to stage us for the next level of growth as we now have an infrastructure well poised to handle additional shipment volume. We realize that the next opportunity for cost and service improvement lies in streamlining our supply chain and simplifying workflows, and consequently, we believe it is time for another fresh look. Our supply chain has several key stages that a product must travel through on its way to our customer. They are:

•	Concept development and design;
•	Target Costing / Pricing;
•	Tooling Design;
•	Final Engineering;
•	Regulatory Compliance Testing and Approvals;
•	Demand Forecasting and Production Planning;
•	Production Order Placement;
•	Production / Vendor Management;
•	Quality Control;
•	Inbound Transportation;
•	Warehousing and Distribution;
•	Customer Order Management / Product Distribution; and
•	Outbound Transportation / Delivery.

We have begun initiatives to reduce costs, improve responsiveness and transactional accuracy, and reduce lead-times for nearly all of these key stages. We believe doing so will provide additional strategic competitive advantages that will aid us in our drive to be the supplier of choice in all our markets. At the forefront of any decisions and changes we will undergo will be our commitment to offer high quality, affordability, and effective customer service with the products we ship.

Organizational Changes: We have added to and re-organized our senior management team. Responsibility for our domestic Personal Care segment’s sales functions have been split into Retail and Professional divisions, each led by a division president. We also split responsibilities for our supply chain initiatives and management between two new executive positions. First, we created a senior management position to lead our supply chain initiatives and management from the product development stage through the production / vendor management stage and oversee operations in the Far East. Additionally, we created a senior management position, to lead our supply chain initiatives and management from inbound transportation through customer delivery, and to oversee our distribution and logistics, customer service, corporate information technology, and our consumer services functions.

Finally, we split our domestic customer service function into two teams, one to serve the Personal Care segment, and another to serve the Housewares segment. The Housewares segment’s customer service operations are in the process of transitioning to a new location in Chambersberg, Pennsylvania to be closer in proximity to the segment’s New York City hub of sales and marketing operations. The nature of our Housewares segment’s customer service function will be better focused on certain needs that distinguish their operation from our personal care segment, namely the requirement to deliver larger, more complex assortments in smaller individual item volumes to a much more extensive and diverse group of individual retailers.

Key Revenue and Net Earnings Growth Drivers for Fiscal 2008: We have outlined the following specific objectives for fiscal year 2008 that we believe should help us drive increases in sales and net earnings:

•	Placement and sales of Bed Head® by TIGI and Toni&Guy® appliances;

•	Expansion of Fusion Tools™ appliance placement and sales in the professional salon distribution channels;

•
Lower distribution, shipping and transportation expenses as our staff gains efficiencies through experience, and the elimination of expenses associated with our formerly leased 619,000 square foot distribution center, which we vacated by the end of fiscal year 2007;

•
New OXO® product introductions, including but not limited to, the Candela® line of rechargeable lighting products, as well as expanded international OXO® distribution and placement in the retail markets of the United Kingdom and Japan;

•
Increased profitability for our grooming, skin care, and hair products category and international appliance sales, as expenses are reduced over prior year, and expected sales of higher margin goods should favorably impact our overall sales mix;

•	Continued expansion of distribution in the brush, comb and accessories category; and

•	Price increases to customers in several of our Personal Care and Housewares categories.

We especially believe that the new Bed Head® by TIGI product line of appliances and related products has significant future growth potential. We hope that this new line of products will become a major contributor to Helen of Troy’s overall future increased profitability.

Financial Highlights for Fiscal 2007

From an overall financial perspective, fiscal 2007 was a year of contrasts. From an income statement perspective, net earnings were essentially flat year over year. Sales volume increases were offset by increased cost of sales due principally to raw materials price increases, and the selling, general and administrative cost impact of transition issues associated with the move of certain domestic inventories to a new distribution center throughout the year. From a balance sheet management perspective, we grew stronger over the last fiscal year. We grew our total assets by $48,528, yet our inventories decreased by $24,331, we reduced our debt by $14,974, and exited fiscal 2007 with $91,205 of cash and temporary investments versus $18,320 of cash at the end of fiscal 2006.

•
Consolidated net sales increased 7.7 percent, or $45,185, to $634,932 in fiscal 2007 versus $589,747 in fiscal 2006. Our Personal Care segment provided 6.1 percentage points of consolidated net sales growth, or $35,877. Personal Care consolidated net sales increased 7.8 percent in fiscal 2007 when compared to fiscal 2006. Our Housewares segment provided 1.6 percentage points of consolidated net sales growth, or $9,308. Housewares net sales increased 7.3 percent in fiscal 2007 when compared to fiscal 2006.

•
From a geographic perspective, net sales in the United States grew 5.0 percent, or $24,166, Latin America grew 27.4 percent, or $8,689, European and other international operations (principally the United Kingdom) grew 18.7 percent, or $8,974, and Canada grew 15.0 percent, or $3,356. International net sales accounted for 19.4 percent of total consolidated net sales for fiscal 2007 compared to 17.3 percent of total consolidated net sales for fiscal 2006.

•	Our net sales growth includes the benefit of a net positive foreign exchange impact of $2,738.

•
Consolidated operating income declined 1.3 percent or $962 to $70,416 in fiscal 2007 versus $71,378 in fiscal 2006. The key driver of this relatively flat year over year performance was higher cost of sales, principally due to the impact of raw materials pricing.

•
Interest expense was $17,912 in fiscal 2007 compared to $16,866 in fiscal 2006, principally due to higher interest rates on floating rate debt. As discussed elsewhere in this report, at the end of the third quarter of fiscal 2007, we entered into interest rate swap agreements to effectively fix interest rates on most of our floating rate debt.

•
Other income (expense), net was $2,643 in fiscal 2007 compared to $1,290 in fiscal 2006. The most significant driver of the increase in the fiscal 2007 amount was the additional interest income we earned on accumulating levels of temporarily invested cash balances over the year.

•	Income tax expense was $5,060 in fiscal 2007, or 9.2 percent of earnings before income taxes, compared to $6,492 in fiscal 2006, or 11.6 percent of earnings before income taxes.

•	Our net earnings increased to $50,087 in fiscal 2007 from $49,310 in fiscal 2006, or by 1.6 percent.

•	Our diluted earnings per share increased to $1.58 in fiscal 2007 from $1.56 in fiscal 2006, or by 1.3 percent.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2007	2006	2005	2007	2006	2005	07/06	06/05
Net sales
Personal Care Segment	$497,824	$461,947	$501,406	78.4%	78.3%	86.2%	7.8%	-7.9%
Housewares Segment	137,108	127,800	80,143	21.6%	21.7%	13.8%	7.3%	59.5%
Total net sales	634,932	589,747	581,549	100.0%	100.0%	100.0%	7.7%	1.4%
Cost of sales	355,552	323,189	307,045	56.0%	54.8%	52.8%	10.0%	5.3%
Gross profit	279,380	266,558	274,504	44.0%	45.2%	47.2%	4.8%	-2.9%
Selling, general, and administrative expense	208,964	195,180	172,480	32.9%	33.1%	29.7%	7.1%	13.2%
Operating income	70,416	71,378	102,024	11.1%	12.1%	17.5%	-1.3%	-30.0%
Other income (expense):
Interest expense	(17,912)	(16,866)	(9,870)	-2.8%	-2.9%	-1.7%	6.2%	70.9%
Other income (expense), net	2,643	1,290	(2,575)	0.4%	0.2%	-0.4%	*	*
Total other income (expense)	(15,269)	(15,576)	(12,445)	-2.4%	-2.6%	-2.1%	-2.0%	25.2%
Earnings before income taxes	55,147	55,802	89,579	8.7%	9.5%	15.4%	-1.2%	-37.7%
Income tax expense	5,060	6,492	12,907	0.8%	1.1%	2.2%	-22.1%	-49.7%
Income from continuing operations	50,087	49,310	76,672	7.9%	8.4%	13.2%	1.6%	-35.7%
Loss from discontinued segment's operations, net of tax benefits	-	-	(222)	0.0%	0.0%	0.0%	*	*
Net earnings	$50,087	$49,310	$76,450	7.9%	8.4%	13.1%	1.6%	-35.5%

* Calculation is not meaningful

(1)	Net sales percentages by segment are computed as a percentage of the related segment’s net sales to total net sales. All other percentages are computed as a percentage of total net sales.

The following table sets forth, for the periods indicated, the impact acquisitions had on our net sales.

IMPACT OF ACQUISITIONS ON NET SALES
(in thousands)
	Years Ended The Last Day of February,
	2007	2006	2005
Prior year’s net sales	$589,747	$581,549	$474,868
Components of net sales change
Core business net sales change	45,147	(21,277)	3,075
Net sales from acquisitions (non-core business net sales)	38	29,475	103,606
Change in net sales	45,185	8,198	106,681
Net sales	$634,932	$589,747	$581,549

Total net sales growth	7.7%	1.4%	22.5%
Core business net sales change	7.7%	-3.7%	0.7%
Net sales change from acquisitions (non-core business net sales change)	0.0%	5.1%	21.8%

In the table above, the percentages shown are the changes of each component as a percentage of the prior year’s total net sales. Core business net sales change represents the change in net sales for business that we operated over the same fiscal periods in the prior year. Net sales from acquisitions are net sales arising from business acquired with no comparable sales in the prior fiscal period. In fiscal 2007, lighting products provided $38 of commission revenue from new product acquisitions. We are in the process of designing new packaging, products and merchandising concepts with the objective of effectively re-staging the lighting products under the OXO® family of brands. We expect the first shipments to occur in the second quarter of fiscal 2008. The net sales from acquisitions in fiscal 2006 are the sales from our new Housewares division in the first quarter of fiscal 2006 and the SkinMilk® and TimeBlock® lines of skin care products through September 30, 2005. The Housewares segment was acquired on June 1, 2004, consequently, net sales for fiscal 2005 does not include Housewares sales for the first fiscal quarter.

Net Sales:

Consolidated net sales increased 7.7 percent or $45,185 in fiscal 2007 over fiscal 2006. There was only a nominal amount of net sales from new product acquisitions for the year. Core business growth (growth without acquisitions) accounted for almost all sales growth. Our Personal Care segment provided 6.1 percentage points of consolidated nets sales growth, or $35,877. Personal Care net sales increased 7.8 percent in fiscal 2007 when compared to fiscal 2006. Our Housewares segment provided 1.6 percentage points of consolidated net sales growth, or $9,308. Housewares consolidated net sales increased 7.3 percent in fiscal 2007 when compared to fiscal 2006. Overall, higher average unit selling prices contributed 5.3 percent to sales growth while increases in unit volumes contributed 2.4 percent to sales growth. Higher unit selling prices resulted from product mix changes and more aggressive management of sales discounts and allowances.

Consolidated net sales increased 1.4 percent or $8,198 in fiscal 2006 over fiscal 2005. New product acquisitions accounted for 5.1 percentage points, or $29,475 of the sales percentage growth over fiscal 2005. Net sales from new product acquisitions included net sales for the first quarter of fiscal 2006 for our Housewares segment (OXO®) and the SkinMilk® and TimeBlock® lines of skin care products through September 30, 2005. Core business growth (growth without acquisitions) showed an overall decline in fiscal 2006 of $21,277 or 3.7 percent. We experienced core business growth in our grooming, skin care and hair care products business and our Housewares segment (net sales for the last 3 fiscal quarters of 2006), which combined to provide 4.0 percentage points of net sales growth. This growth was partially offset by a negative 7.7 percentage point impact on net sales volume from declines in our appliances and our brushes, combs and hair accessories business.

Segment Net Sales:

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care, and hair products; and brushes, combs and accessories. Our Personal Care segment is dedicated to being the preferred supplier of personal care and wellness products recognized for value added, consumer driven innovation and distinguished by unsurpassed customer support.

Net sales in our Personal Care segment increased 7.8 percent or $35,877, to $497,824 in fiscal 2007 compared to $461,947 in fiscal 2006. Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and in some cases, acquire more retail shelf space. Changes in product mix are generally allowing us to realize higher average unit prices. Over the last year, the prices of raw materials such as copper, steel, plastics and alcohol have experienced significant increases and have only just begun to moderate. We continue to evaluate the need to raise prices with our customers and have already put certain increases into effect. In some cases, we have been successful raising prices to our customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price. In other cases, we have not been successful. Sales price increases and product enhancements can have long lead times before their impact can be realized. The extent to which we will be able to continue with price increases, the timing, and the ultimate impact of such increases on net sales is uncertain. Accordingly we have experienced margin pressure in this segment.

•
Appliances. Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers. Net sales for fiscal 2007 increased 7.5 percent, or $26,119, compared to fiscal 2006. Higher averaged unit selling prices contributed 4.4 percent to sales growth while increases in unit volumes contributed 3.1 percent to sales growth. We achieved higher average unit selling prices by consumers trading up, particularly in hand held hair dryers, to more professional grade models with added features and functionality. We believe appliance product sales under the Bed Head® by TIGI and the Toni&Guy® licensed brand names will provide opportunities for additional sales in this line of business. Vidal Sassoon®, Revlon®, Toni&Guy®, Hot Tools®, Dr. Scholl's®, Sunbeam®, and Health o meter® were key brands in this group.

•
Grooming, Skin Care, and Hair Products. Net sales for fiscal 2007 increased 3.0 percent, or $2,548, over fiscal 2006. From a domestic perspective, sales were soft during the first half of the year and picked up modestly in the second half, bolstered by the launch of Brut Revolution® fragrance line. Our Sea Breeze® products also posted solid net sales growth, up 14.9 percent for the 2007 fiscal year when compared to 2006 fiscal results. Latin American Brut® growth continued to be exceptionally strong, posting net sales growth up 24.3 percent for the 2007 fiscal year when compared to fiscal 2006. For the product group overall, unit volumes contributed 3.3 percent to sales growth offset by a 0.3 percent average unit selling price decline. Unit selling price declines were due to the loss of higher price-point unit volume in the United States and offset by lower price-point unit volume gains in Latin America. Our grooming, skin care, and hair care portfolio includes the following brands: Brut®, Brut Revolution®, Sea Breeze®, SkinMilk®, Vitalis®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, TimeBlock® and Epil-Stop®.

•
Brushes, Combs, and Accessories. Net sales for fiscal 2007 increased 23.9 percent, or $7,210 compared to fiscal 2006. This was due to new customers and product development and positioning changes made over the last year. Our new lines and mix of Vidal Sassoon® and Revlon® accessories, high end private label products, and other product initiatives are achieving higher unit prices along with new distribution. Higher average unit selling prices contributed 15.7 percent to sales growth while increases in unit volumes contributed 8.2 percent to sales growth. We believe brushes, combs and accessories sales under the Bed Head® by TIGI and the Toni&Guy® licensed brand names will provide opportunities for additional sales in this line of business. Vidal Sassoon®, Revlon® and Karina® were the key selling brands in this line.

Net sales decreased 7.9 percent, or $39,459, in our Personal Care segment in fiscal 2006 under fiscal 2005. On a percentage point basis (percent of total consolidated net sales), the net decline accounted for 6.8 percent of the change in overall consolidated net sales. The grooming, skin care and hair care products business provided 0.9 percentage points, or $5,044, of our overall net sales growth. This was offset by declines of 7.0 percentage points, or $40,796, in our appliance business and 0.7 percentage points, or $3,707, in our brushes, combs and hair accessories business. The primary reason for the revenue decline was our response to competitive pricing pressures both domestically and abroad, a loss of product placement, weak market conditions in the United Kingdom where key retailers exited calendar 2005 with significant excess retail inventories, and high customer returns in the first quarter of fiscal 2006. With the exception of the United Kingdom, we experienced net sales growth in every other European market where we operate. In fiscal 2006, appliances and brushes, combs and accessories accounted for 82 percent of the segment’s net sales, while grooming, skin care and hair care products accounted for 18 percent of the Personal Care segment’s net sales.

Housewares

Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales in our Housewares segment increased 7.3 percent, or $9,308, to $137,108 in fiscal 2007 compared to $127,800 in fiscal 2006. Higher average unit selling prices contributed 8.9 percent to sales growth, offset by a 1.6 percent impact of unit volume decreases. Unit selling prices increased because the Houseware segment’s business has been expanding its product mix into higher price point goods such as trash cans, tea kettles, and hand tools. This was partially offset by first fiscal quarter declines in unit volumes due to issues associated with our transition to our new distribution center. In fiscal 2007, food preparation products accounted for approximately 80 percent of the segment’s net sales, household cleaning tools accounted for approximately 12 percent of the segment’s net sales, and storage, organization, garden tools and all other categories accounted for approximately 8 percent of the segment’s net sales.

Net sales in our Housewares segment increased $47,657, to $127,800 in fiscal 2006 compared to $80,143 in fiscal 2005. Reported net sales for fiscal 2005 excluded $21,255 of pro forma net sales for the three months ended May 31, 2004 since we did not acquire OXO until June 1, 2004. On a fully comparable period basis, our Housewares segment sales would be $127,800 for fiscal 2006 versus $101,398 for the full fiscal 2005 year, for a net sales increase of 26.0 percent. Growth was driven by continued extension of our business within existing key customers, and the addition of a new line of hand tools featuring our highly desired non-slip Good Grips® comfort and ergonomic design, which had significant initial shipments in the second half of fiscal 2006. In addition to our new line of hand tools, we expanded our tea kettle line and introduced a line of unique silicone based textile kitchen mitts and trivets which have been well received. In fiscal 2006, food preparation products accounted for 76 percent of the segment’s net sales, household cleaning tools accounted for 11 percent of the segment’s net sales, and storage, organization, garden tools and all other categories accounted for 13 percent of the segment’s net sales.

Geographic Net Sales:

The following table sets forth, for the periods indicated, our net sales by geographic region, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2007	2006	2005	2007	2006	2005	07/06	06/05
Net sales by geographic region
United States	$511,786	$487,620	$475,212	80.6%	82.7%	81.7%	5.0%	2.6%
Canada	25,687	22,331	20,707	4.0%	3.8%	3.6%	15.0%	7.8%
Europe and other	57,044	48,070	60,671	9.0%	8.2%	10.4%	18.7%	-20.8%
Latin America	40,415	31,726	24,959	6.4%	5.4%	4.3%	27.4%	27.1%
Total net sales	$634,932	$589,747	$581,549	100.0%	100.0%	100.0%	7.7%	1.4%

(1)	Net sales percentages by geographic region are computed as a percentage of the geographic region’s net sales to total net sales.

In fiscal 2007, the United States accounted for 4.1 percentage points (percent of total consolidated net sales), of our consolidated net sales growth, or $24,166, while international operations contributed an overall 3.6 percentage points of our consolidated net sales growth, or $21,019 of our consolidated net sales growth. Latin American operations accounted for 1.5 percentage points of our consolidated net sales growth, or $8,689. Canadian operations accounted for 0.6 percentage points of our consolidated net sales growth, or $3,356. Europe and other country operations rebounded nicely in fiscal 2007 contributing 1.5 percentage points, or a $8,974 consolidated net sales increase. Net sales in the United Kingdom accounted for $5,182 of the European and other consolidated net sales gains. Expanded placements with key retailers, new grocer and wholesale distribution, and improved retail market conditions contributed to the gain. Growth in remaining European and other foreign markets in which we operate contributed for $3,792 of consolidated net sales growth. Our net sales growth included the benefit of a net positive foreign exchange impact of $2,738 in fiscal 2007. In fiscal 2007 Canada, Europe and other, and Latin American regions accounted for approximately 21, 46 and 33 percent of international net sales, respectively.

In fiscal 2006, the United States accounted for 2.1 percentage points (percent of total consolidated net sales), of our consolidated net sales growth, or $12,408, while international operations experienced an overall 0.7 percentage point decline, or $4,210 of our consolidated net sales growth. Latin American operations accounted for 1.1 percentage points of our consolidated net sales growth, or $6,767. Canadian operations accounted for 0.3 percentage points of our consolidated net sales growth, or $1,624. Europe and other country operations accounted for a 2.1 percentage point decline, or a $12,601 consolidated net sales decline. Net sales in the United Kingdom accounted for $16,209 of the European and other consolidated net sales decline due to weak retail market conditions in most of our Personal Care segment product categories exacerbated by key retailers ending calendar 2005 with significant excess retail inventories. With the exception of the United Kingdom, we saw net sales growth in remaining European and other foreign markets in which we operate. Our net sales growth included the benefit of a net positive foreign exchange impact of $1,204 in fiscal 2006. In fiscal 2006, Canada, Europe and other, and Latin American regions accounted for approximately 22, 47 and 31 percent of international net sales, respectively.

Gross Profit Margins:
Gross profit, as a percentage of net sales, decreased to 44.0 percent in fiscal 2007 from 45.2 percent in fiscal 2006. The 1.2 percent decrease in gross profit was due to:

•	Price concessions, allowances and accommodations granted to customers for late shipments in our Housewares segment during the first fiscal quarter.

•	The Housewares segment’s expansion into higher unit price, lower margin product lines.

•	Margin pressure in both segments, primarily due to raw materials and energy price increases.

•	Promotional pricing and close-out selling throughout the fiscal year, primarily in the Personal Care segment, in order to reduce domestic inventory levels.

•
An increase in the amount of direct import programs we manage for our customers. Under a direct import program, we design and arrange for the shipment of product specifically for a particular customer. The product is shipped with the customer as the importer of record and title to the goods transfers upon departure from our manufacturers. The customer is responsible for all inbound transportation and importation costs which results in us charging a reduced selling price on the related goods.

Overall, margins continued to benefit from favorable currency exchange rates, The British Pound, Euro, Canadian Dollar and Brazil Real were all a source of exchange rate gains. The Mexican Peso partially offset these gains as it continued to weaken against the U.S. dollar throughout the year. In fiscal 2007, almost all of our products were purchased by us in U.S. dollars.

Gross profit, as a percentage of net sales, decreased to 45.2 percent in fiscal 2006 from 47.2 percent in fiscal 2005. The 2.0 percent decrease in gross profit was due to:

•	the higher costs of customer promotion programs which reduced net sales;

•	a reduction in sales prices on certain key items in order to maintain our competitive position; and

•	price increases on raw materials used in our grooming, skin care, and hair products.

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

Selling, general, and administrative expense (“SG&A”):

SG&A decreased slightly to 32.9 percent of net sales in fiscal 2007 from 33.1 percent in fiscal 2006. Expenses as a percentage of sales remained relatively flat year over year, but remain relatively high from a recent historical perspective. In fiscal 2007, impacts of depreciation and higher facility related costs from the operational transition of our domestic distribution system, increased personnel costs, and compliance charges paid to vendors for claims associated with our Housewares segment’s order processing and shipping issues occurring earlier during the fiscal year, all contributed to keeping cost levels high. We continue to evolve our operations and processes in ways we believe will ultimately drive down costs. We believe that our competitive position and the long term health of our business depends on fulfillment and transportation excellence. As our operations with our retailers, especially large retailers, become increasingly intertwined, the breadth and complexity of services we must render in order to earn more shelf space and, thus, increase market share, escalate. Consequently, it has become increasingly more expensive to do business with our customers and we expect this trend to continue. While we expect to see costs continue to moderate throughout fiscal 2008, we do not expect to achieve anticipated cost savings relating to our distribution center consolidation until early to the middle of fiscal 2008. We can make no assurances that anticipated cost savings and efficiencies relating to our distribution consolidation will be ultimately achieved.

SG&A increased to 33.1 percent of net sales in fiscal 2006 from 29.7 percent in fiscal 2005. The 3.4 percent increase in SG&A between fiscal 2006 and fiscal 2005 was principally due to:

•	increased personnel expenses partially offset by lower incentive compensation costs;

•	higher depreciation associated with our new information system;

•	increased advertising;

•
higher distribution costs due to the use of outside third party warehouses to manage and distribute certain inventories which were consolidated into our new 1,200,000 square foot distribution center in Mississippi;

•	non-recurring moving and start-up costs incurred in fourth quarter of fiscal 2006 in connection with the physical transition to the new distribution center;

•	higher outbound freight costs (primarily from a sharp rise in fuel surcharges);

•	higher design royalty costs due to the growth in the Housewares segment; and

•	increased operating rent expense and property taxes.

Operating Income:

Operating income by operating segment for fiscal 2007, 2006 and 2005 was as follows:

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2007	2006	2005	2007	2006	2005	07/06	06/05
Operating income by segment
Personal Care	$42,530	$37,260	$76,993	8.5%	8.1%	15.4%	14.1%	-51.6%
Housewares	27,886	34,118	25,031	20.3%	26.7%	31.2%	-18.3%	36.3%
Total operating income	$70,416	$71,378	$102,024	11.1%	12.1%	17.5%	-1.3%	-30.0%

(1) Operating income percentages by segment are computed as a percentage of the segments’ net sales.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses (“SG&A”) associated with the segment. The selling, general, and administrative expenses used to compute each segment’s operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended in February 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to the Housewares segment.

For fiscal year ended February 28, 2007, we began making an allocation of corporate overhead and distribution center expenses to Housewares in lieu of transition charges previously recorded. For the fiscal year ended February 28, 2007, we allocated expenses totaling $12,753 to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For fiscal 2006 and the last nine months of fiscal 2005 transition charges of $11,241 and $4,656, respectively, were used to compute the Housewares segments operating income.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution center in Southaven, Mississippi. During the last quarter of fiscal 2007, we completed the process of consolidating our domestic appliance inventories into the same new distribution center. Because of these transitions, we have incurred, and will continue to incur, additional expenses that we believe will decline as operations in the new distribution center stabilize at some point later in fiscal 2008.

We are in the process of re-evaluating our allocation methodology, and plan to change our methodology in fiscal 2008 to better reflect the evolving economics of our operation. We expect the new methodology may result in some additional reduction in operating income for the Housewares segment, offset by an increase in the operating income for the Personal Care segment. Until we finalize our approach, the extent of this operating income impact between the segments cannot be determined.

Consolidated operating income declined 1.3 percent, or $962, to $70,416 in fiscal 2007 versus $71,378 in fiscal 2006. From a consolidated perspective, the key driver of this relatively flat year over year performance was higher cost of sales, principally due to the impact of raw materials pricing.

Personal Care

The Personal Care segment’s operating income increased $5,270, or 14.1 percent, for fiscal 2007 compared to fiscal 2006, and decreased $39,733, or 51.6 percent, for fiscal 2006 compared to fiscal 2005. The Personal Care segment’s operating income as a percentage of the segment’s net sales was 8.5, 8.1 and 15.4 percent for fiscal 2007, 2006 and 2005, respectively. Sales increases, better SG&A cost absorption, partially offset by increased cost of sales as previously discussed, accounted for the increase in operating income in fiscal 2007 from fiscal 2006. Sales declines, increased cost of sales and increases in SG&A as previously discussed, accounted for the decrease in operating income in fiscal 2006 from fiscal 2005.

Housewares

The Housewares segment’s operating income decreased $6,232 or 18.3 percent for fiscal 2007 compared to fiscal 2006. As previously discussed, a number of factors accounted for the decline:

•	lower sales in the first fiscal quarter, due to our transitiona to a new distribution center;

•	the segment’s expansion into higher unit price, lower margin product lines;

•	material price increases;

•	the impacts of depreciation and higher facility related costs;

•	compliance charges paid to vendors for claims associated with our Housewares segment’s order processing and shipping issues occurring earlier during the fiscal year; and

•	added corporate overhead and distribution center expense allocations that were previously absorbed by the Personal Care segment.

The Housewares segment’s operating income increased $9,087, or 36.3 percent, for fiscal 2006 compared to fiscal 2005. $7,388 of the increase was due to the inclusion of the first quarter’s operations in fiscal 2006, while fiscal 2005 did not include first quarter operations since we did not acquire OXO until June 1, 2004. Gross profit declined due to product mix as OXO expanded its food preparation business, adding a number of items that have lower margins, but carry higher price points.

The Housewares segment’s operating income as a percentage of the segment’s net sales was 20.3, 26.7 and 31.2 percent for fiscal 2007, 2006 and 2005, respectively.

Interest expense and Other income (expense):

Interest expense increased to $17,912 in fiscal 2007 compared to $16,866 in fiscal 2006. The overall increase is principally due to higher interest rates on floating rate debt. As discussed elsewhere in this report, at the end of the third quarter of fiscal 2007, we entered into interest rate swap agreements to effectively fix interest rates on most of our floating rate debt.

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

Other income (expense) was $2,643, $1,290, and ($2,575) in fiscal 2007, 2006 and 2005, respectively. The following schedule shows key components of other income (expense):

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2007	2006	2005	2007	2006	2005	07/06	06/05
Other income (expense):
Interest income	$1,965	$889	$359	0.3%	0.2%	0.1%	121.0%	147.6%
Realized and unrealized gain (losses) on securities	2	(135)	(3,410)	0.0%	0.0%	-0.6%	-101.5%	-96.0%
Litigation settlement gain, net	450	400	-	0.1%	0.1%	0.0%	12.5%	*
Miscellaneous other income (expense), net	226	136	476	0.0%	0.0%	0.1%	66.2%	-71.4%
Total other income (expense)	$2,643	$1,290	$(2,575)	0.4%	0.2%	-0.4%	104.9%	-150.1%
* Calculation is not meaningful

(1) Sales percentages are computed as a percentage of total net sales.

Fiscal year 2007 interest income was higher than the previous year due to the additional interest income we earned on accumulating levels of temporarily invested cash balances over the year. Fiscal year 2006 interest income was higher than the previous year primarily due to the receipt of $463 of interest on an income tax refund.

Realized and unrealized gain (losses) on securities for fiscal 2007, 2006 and 2005 included unrealized losses of $60, $30 and $2,910, respectively on marketable securities acquired in connection with the sale of Tactica (see Note (16) to our consolidated financial statements). At acquisition, the securities had a market value of $3,030. At February 28, 2007, the market value of these securities was $30.

We recorded other income of $450 and $400 in fiscal 2007 and 2006, respectively, for favorable litigation settlements.

The principal items comprising miscellaneous other income for fiscal 2006 include a gain on the sale of a distribution center of $1,304 offset by a loss on a bankruptcy settlement of $1,550 (see Note (16) to our consolidated financial statements).

Income tax expense:

Our fiscal 2007, 2006 and 2005 income tax expense was 9.2, 11.6 and 14.4 percent, respectively of net income before taxes, continuing our trend of lower rates over the past few years. The declines are due to the continuing trend of more of our income in fiscal 2007, 2006 and 2005 being taxed in lower tax rate jurisdictions as non-U.S. operations continue to become a larger portion of our business.

We established a Macao offshore company (“MOC”) and began operating from Macao in the third quarter of fiscal 2005. As a MOC we have been granted an indefinite tax holiday and currently pay no taxes. In addition, in fiscal 2006 we incurred tax losses in certain higher rate jurisdictions, but this impact was offset somewhat by $2,792 of additional U.S. tax arising from our fourth quarter repatriation of $48,554 in foreign earnings as allowed under The American Jobs Creation Act of 2004 (see Note (8) to our consolidated financial statements).

In fiscal 2005, we decreased our tax accruals by $2,046 due to the settlement reached with the United States Internal Revenue Service for fiscal years 2000 through 2002. Had these accruals not been adjusted, our income tax expense for fiscal 2005 would have been 16.7 percent of net income before taxes.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) provides accounting guidance for accounting for segments to be disposed by sale and, in our circumstances, requires us to report Tactica as a discontinued operation. SFAS 144 requires us to report Tactica’s operating results, net of taxes, as a separate summarized component after net income from continuing operations for each year presented. In fiscal 2005, we recorded a loss of $222 net of taxes in connection with the discontinued operations of Tactica. The accompanying consolidated statements of income and consolidated statements of cash flows contain all appropriate reclassifications for each year presented.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for fiscal years ended 2007 and 2006 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended
	2007	2006
Accounts Receivable Turnover (Days) (1)	71.6	75.2
Inventory Turnover (Times) (1)	2.2	1.9
Working Capital (in thousands)	$238,131	$185,568
Current Ratio	2.8 : 1	2.5 : 1
Ending Debt to Ending Equity Ratio (2)	47.4%	55.7%
Return on Average Equity (1)	10.0%	11.0%

(1)	Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net income components as required by the particular measure. The current and four prior quarters' ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)	Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Current portion of long-term debt” and “Long-term debt, less current portion.” For further information regarding this financing, see Notes (5) and (7) to our consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities:

From a balance sheet management perspective, we grew stronger over the last fiscal year. We grew our total assets by $48,528, yet our inventories decreased by $24,331, and we reduced our debt by $14,974. Operating activities provided $90,406 of cash during fiscal 2007, and we ended the fiscal year with $91,205 of cash and temporary investments.

In fiscal 2007, our accounts receivable increased $8,607 to $115,896 while our accounts receivable turnover decreased to 71.6 days from 75.2 days in fiscal 2006. This calculation is based on a rolling five quarter accounts receivable balance. In fiscal 2007, accounts receivable turnover improved due to more aggressive management of collections and sales allowances now that we have gained sufficient operating experience with new systems put into place in the later half of fiscal 2005.

In fiscal 2007, a focus on inventory reductions contributed $24,331 of additional cash flow from operations.
As a result, over the fiscal year, inventory turnover increased to 2.2 from 1.9 in fiscal 2006.

Working capital increased to $238,131 at the end of fiscal 2007 compared to $185,568 at the end of fiscal 2006. As a result of our improved working asset management, our current ratio increased to 2.8:1 in fiscal 2007 from 2.5:1 in fiscal 2006.

Investing Activities:

In fiscal 2007, investing activities used $62,479 of cash compared with $35,264 used in fiscal 2006. Listed below are some significant highlights of our 2007 investing activities:

•	We spent $507 on the Housewares segment conversion to our new information systems.

•	We spent $830 to acquire office space in Mexico City and $247 to remodel and furnish this and other facilities in Latin America.

•	We spent $1,660 on additional storage racking, material handling equipment and building improvements in our new Southaven, Mississippi distribution center.

•	We spent $1,631 on molds and tooling, $831 on information technology infrastructure, and $923 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We spent $354 for lighting product trademarks acquired from Vessel, Inc.

•	We spent $412 on patent costs and registrations, including $120 of patents acquired from Vessel, Inc.

•
We temporarily invested excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we disposed of within 35 or fewer days. We consider these investments to be highly liquid and believe they carry minimal risk of principal fluctuation. These instruments are classified as “Temporary investments” and are stated on our consolidated balance sheets at market value. In fiscal 2007, we purchased $147,725 and sold $91,975 of such securities leaving $55,750 on hand at year end.

•	We sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and resulted in a gain on the sale of $422.

Listed below are some significant highlights of our 2006 and 2005 investing activities:

•
During the second quarter of fiscal 2006, we commenced construction of a 1,200,000 square foot distribution center in Southaven, Mississippi. On November 22, 2005 we took possession of the completed distribution center paying a final purchase price of $33,744. Total costs of the project, including material handling equipment and fixtures was $45,862. The project was funded out of a combination of cash from operations, our existing revolving line of credit and draws against $15,000 of Industrial Revenue Bonds, as further discussed under Note (7) to our consolidated financial statements and the proceeds from the sale of our existing distribution center in Southaven, Mississippi, as discussed below.

•	On February 2, 2006, we sold a 619,000 square foot distribution center in Southaven, Mississippi for $16,850 recording a gain on the sale of $1,304.

•
In fiscal 2006, we incurred capital expenditures of $267 on our Global Enterprise Resource Planning System. Capital expenditures on this system decreased from levels of spending in fiscal 2005. Also during fiscal 2006, we spent $842 converting OXO to the new system.

•
In fiscal 2006, we also invested $1,497 in new molds and tooling, $689 on distribution equipment and material handling systems at our existing operational facilities, $1,183 on general computer software and hardware and $1,589 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	In fiscal 2006, we spent $438 on new patent costs and registrations.

•
In fiscal 2006, we purchased $15,400 and sold $15,400 of temporary investments and had no such securities at fiscal year end. We temporarily invested excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we disposed of within 35 or fewer days. We consider these investments to be highly liquid and believe they carry minimal risk of principal fluctuation. These instruments are classified as “Temporary investments” and are stated on our consolidated balance sheets at market value.

•
In fiscal 2005, we spent $273,173 to acquire certain assets and liabilities of OXO International from WKI Holding Company, Inc. OXO serves as the underlying business platform for our new Housewares segment, offering home products and tools in several categories including kitchen, cleaning, barbecue, barware, garden, automotive, storage and organization. During fiscal 2005, $262,228 of the purchase price and subsequent purchase price adjustments were recorded under the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•
In fiscal 2005, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and SkinMilk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. SkinMilk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights and customer lists. We paid the purchase price of $12,001 in cash funded out of our revolving line of credit. The purchase price was allocated $11,906 to trademarks and $95 to property and equipment. The entire purchase price was recorded in the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•
In fiscal 2005, we sold a 12,000 square foot office facility in Hong Kong for $6,726 resulting in a $22 loss. The facility was previously used as a procurement office, procurement showroom and staff training site. These functions were moved to other facilities we maintain in Macao and China. The proceeds from the sale of this facility are recorded under the investing activities section of the cash flow statement for the fiscal year ended February 28, 2005.

•
In fiscal 2005, we incurred capital expenditures of $5,760 on our Global Enterprise Resource Planning System. On September 7, 2004, we went live on the new system. Capital spending on the initial implementation was substantially complete. In fiscal 2005, we spent $198 to begin the process of converting OXO to the new system.

•
In fiscal 2005, we also invested $991 in new molds and tooling, $1,734 on land to be used for future expansion, $876 on additional computer software and hardware and $2,101 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	In fiscal 2005, we invested an additional $374 on new patent costs and registrations.

•
In fiscal 2005, we purchased $13,000 and sold $28,000 of temporary investments and had no such securities at fiscal year end. We temporarily invested excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we disposed of within 35 or fewer days. We consider these investments to be highly liquid and believe they carry minimal risk of principal fluctuation. These instruments are classified as “Temporary investments” and are stated on our consolidated balance sheets at market value.

•	Financing Activities:

During fiscal 2007, financing activities used $10,792 of cash. Highlights of those activities follow:

•
During fiscal 2007, we drew $7,660 against our $15,000 industrial revenue bond established to acquire equipment, machinery and related assets for our new Southaven, Mississippi distribution center. At May 31, 2006, we converted the $12,634 total drawn into a five-year Industrial Development Revenue Bond. We paid off $4,974 of this debt in September 2006 and in January 2007 we paid off $7,660, the balance of the debt. Also in January 2007, we paid a $10,000 principal installment on our fixed rate senior debt.

•
During fiscal 2007, 247,686 share option grants were exercised for common shares providing $3,067 of cash and $544 of tax benefits. Purchases through our employee stock purchase plan of 22,348 shares provided an additional $375 of cash. No common shares were repurchased during the fiscal year.

•
On March 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated. As required by SFAS 123R, we recorded $196 of deferred tax benefits associated with the year’s share-based compensation expense as cash flow from financing activities under the line entitled “Share-based compensation tax benefit” in our fiscal 2007 consolidated statement of cash flow.

During fiscal 2006, financing activities used $2,923 of cash. Highlights of those activities follow:

•
During fiscal 2006, 161,675 share option grants were exercised for common shares providing $1,798 of cash and $402 of tax benefits. Purchases through our employee stock purchase plan of 22,171 shares provided an additional $396 of cash. No common shares were repurchased during the fiscal year.

•
In August 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds are to be used for the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution center then under construction. Interim draws, accumulating up to the $15,000 limit could be made through May 31, 2006, with interest paid quarterly. The outstanding principal converted to five-year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. In September 2005 we made an initial draw of $4,974 under the Bonds. At that time, pursuant to the Loan Agreement, we elected a 12-month LIBOR rate plus a margin of 1.125 percent.

•	In January 2006, we paid a $10,000 principal installment on our fixed rate senior debt.

During fiscal 2005, financing activities provided $202,451 of cash. Highlights of those activities follow:

•
During fiscal 2005, we entered into a series of financing transactions that established a new five-year, $75,000 revolving credit facility, cancelled an existing $50,000 revolving credit facility, borrowed and subsequently repaid $200,000 under a Term Loan Credit Agreement, and issued $225,000 of floating rate senior debt with five, seven and ten year maturities.

•
We entered into a five-year $75,000 Revolving Line of Credit Agreement, dated as of June 1, 2004, with Bank of America, N.A. and other lenders. Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended, with EBITDA adjusted on a pro forma basis to reflect the acquisition of OXO and the disposition of Tactica. The rates paid on various draws during the period from June 1, 2004 through February 28, 2005 ranged from 2.195 percent to 5.500 percent. The Revolving Line of Credit Agreement allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. All amounts are due and the facility terminates on June 1, 2009. The obligations under the agreement are unsecured. The agreement has been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

On June 29, 2004, we closed on a $225,000 Floating Rate Senior Note (“Senior Notes”) financing arranged by Banc of America Securities LLC with a group of ten financial institutions. The Senior Notes consist of $100,000 of five year notes, $50,000 of seven year notes, and $75,000 of ten year notes. The five, seven and ten year notes mature on June 29, 2009, 2011 and 2014, respectively. Interest on the notes is payable quarterly. Interest rates are reset quarterly based on the three-month LIBOR rate plus 85 basis points for the five and seven year notes, and the three-month LIBOR rate plus 90 basis points for the ten year notes. Interest rates during fiscal 2005 on these notes ranged from 2.436 to 3.410 percent for the five and seven year notes, and 2.486 to 3.460 percent for the ten year notes. The Senior Notes allow for prepayment subject to the following terms: five year notes could be prepaid in the first year with a 2 percent penalty, thereafter there is no penalty; seven and ten year notes could be prepaid after one year with a 1 percent penalty, and after two years with no penalty. The proceeds of the Senior Notes financing were used to repay the $200,000 borrowings under a prior term loan credit facility, and $25,000 of the outstanding borrowings on our $75,000 Revolving Line of Credit Agreement. The Senior Notes are unsecured and require the maintenance of certain Debt/EBITDA, fixed charge coverage ratios, consolidated net worth levels, and other customary covenants. The Senior Notes have been guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain U.S. subsidiaries.

Our ability to access our Revolving Line of Credit facility is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants. The financial covenants require us to maintain certain Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of February 28, 2007, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $55,367 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well. As of February 28, 2007, we are in compliance with the terms of the various credit agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of the end of fiscal 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY
(in thousands)
		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Term debt - fixed rate	$25,000	$10,000	$3,000	$3,000	$3,000	$3,000	$3,000
Term debt - floating rate *	225,000	-	-	100,000	-	50,000	75,000
Long-term incentive plan payouts	3,525	1,430	1,420	675	-	-	-
Interest on floating rate debt *	59,560	13,343	13,343	9,416	7,453	5,489	10,516
Interest on fixed rate debt	4,191	1,612	950	733	516	299	81
Open purchase orders	68,792	68,792	-	-	-	-	-
Minimum royalty payments	68,530	2,636	6,774	8,393	8,110	7,800	34,817
Advertising and promotional	76,238	10,114	5,659	6,010	7,039	7,199	40,217
Operating leases	11,426	1,602	1,127	1,152	882	870	5,793
Open letters of credit pending settlement	394	394	-	-	-	-	-
Other	358	358	-	-	-	-	-
Total contractual obligations	$543,014	$110,281	$32,273	$129,379	$27,000	$74,657	$169,424

*	The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned in Note 14 to the consolidated financial statements, on September 28, 2006, the Company entered into interest rate hedge agreements (the “swaps”) in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes. The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Consequently, the estimated future variable rate interest obligations related to this debt have been computed using these rates.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common shares, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Valuation of inventory - We account for our inventory using a first-in first-out system in which we record inventory on our balance sheet at the lower of its average cost or its net realizable value. Determination of net realizable value requires us to estimate the point in time at which an item's net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

Carrying value of long-lived assets - We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist which suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analysis indicates that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity. We completed our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of fiscal 2008, and determined that no impairment adjustments were required.

Economic useful life of intangible assets - We apply Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in determining the useful economic lives of intangible assets that we acquire and that we report on our consolidated balance sheets. SFAS 142 requires that we amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We have completed our analysis of the remaining useful economic lives of our intangible assets during the first quarter of fiscal 2008 and determined that the useful lives currently being used to determine amortization of each asset are appropriate.

For a more comprehensive list of our accounting policies, we encourage you to read Note (1) included in the accompanying consolidated financial statements. Note (1) describes several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC's definition of critical accounting policies because they do not involve subjective or complex judgments.

NEW ACCOUNTING GUIDANCE

Refer to Note (1) of the notes to the consolidated financial statements for a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of February 28, 2007 is both floating and fixed. Fixed rates are in place on $25,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent.

Floating rates are in place on $225,000 of debt. Interest rates on these notes are reset as described in Note (7) to our consolidated financial statements. Interest rates during the latest fiscal year on these notes ranged from 5.37 to 6.35 percent. During the third quarter of fiscal 2007, we decided to actively manage our floating rate debt using interest rate swaps. The Company entered into three interest rate swaps that convert an aggregate notional principal of $225,000 from floating interest rate payments under its 5, 7 and 10 Year Senior notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $225,000 at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.36 percent on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

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

Our net sales denominated originally in currencies other than the U.S. Dollar totaled $94,098, $85,692 and $87,880 during the fiscal years ended 2007, 2006 and 2005, respectively. We incurred foreign currency exchange gains (losses) of $459, $105 and ($1,142) during the fiscal years ended 2007, 2006 and 2005, respectively.

We hedge against foreign currency exchange rate risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in certain currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created. To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in “Selling, general, and administrative expense” in our consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general, and administrative expense” in our consolidated statements of income. Our cash flow hedges, while executed in order to minimize our foreign currency exchange rate risk, do subject us to fair value fluctuations on the underlying contracts. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various forward contracts and interest rate swap contracts we designated as cash flow hedges that were open at the end of fiscal 2007 and 2006:

CASH FLOW HEDGES

February 28, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date				Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb 28, 2007	Market Value the Contract in U.S. Dollars of (Thousands)

				Range of Maturities		Spot Rate at Contract Date
				From	To
Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	($533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	($83)
Subtotal										($616)
Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.36%)				($833)
Subtotal										($1,501)
Fair Value of Cash Flow Hedges										($2,117)

February 28, 2006
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb 28, 2007	Market Value the Contract in U.S. Dollars of (Thousands)

Range of Maturities
				From	To

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

The following table shows the approximate potential fair value gain or loss in U.S. Dollars that would arise from a hypothetical 10 percent change as of February 28, 2007 in each hedged currency’s forward rate and a 10 percent change in each interest rate swap’s forward floating rate.

	Change in Fair Value Due to a 10% Movement in Forward Rates
	(in thousands)
	Favorable	Unfavorable
British Pound Hedges	$2,925	$(2,925)
Interest Rate Swaps	5,738	(5,738)

This table is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we will incur. It is important to note that the change in value represents the estimated change in the fair value of the contracts. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses and floating interest rates over the same periods as the contracts.

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

PAGE

Management’s Report on Internal Control Over Financial Reporting	54

Reports of Independent Registered Public Accounting Firm	55

Consolidated Financial Statements:

Consolidated Balance Sheets as of February 28, 2007 and February 28, 2006	57

Consolidated Statements of Income for each of the years in the three-year period
ended February 28, 2007	58

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of
the years in the three-year period ended February 28, 2007	59

Consolidated Statements of Cash Flows for each of the years in the three-year period
ended February 28, 2007	60

Notes to Consolidated Financial Statements	61

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year
period ended February 28, 2007	94

All other schedules are omitted as the required information is included in the consolidated financial statements or is not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Helen of Troy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act.

Our internal control system was designed by, or under the supervision of, our principal executive and principal financial officers, management, and other personnel, with guidance, where appropriate from our Board of Directors, to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of February 28, 2007, our internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company's internal control over financial reporting. This report appears on page 56.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Helen of Troy Limited:

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the Company) as of February 28, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule titled Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note (9) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
May 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Helen of Troy Limited:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Helen of Troy Limited and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Board of Directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helen of Troy Limited and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2007, and our report dated May 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
May 14, 2007

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except shares and par value)

	Last Day of February,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$35,455	$18,320
Temporary investments	55,750	-
Trading securities, at market value	189	97
Foreign currency forward contracts	-	584
Receivables - principally trade, less allowance of $1,002 and $850	115,896	107,289
Inventories	144,070	168,401
Prepaid expenses	8,379	5,793
Deferred income tax benefits	13,479	10,690
Total current assets	373,218	311,174

Property and equipment, at cost less accumulated depreciation of $35,325 and $27,039	96,669	100,703
Goodwill	201,002	201,003
Trademarks, net of accumulated amortization of $230 and $225	158,061	157,711
License agreements, net of accumulated amortization of $15,953 and $14,514	26,362	27,801
Other intangible assets, net of accumulated amortization of $4,561 and $3,044	14,653	15,757
Tax certificates	25,144	28,425
Other assets	11,163	15,170
	$906,272	$857,744

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable, principally trade	37,779	30,175
Accrued expenses and current liabilities	62,384	54,145
Income taxes payable	24,924	31,286
Total current liabilities	135,087	125,606

Long-term compensation liability	2,095	1,706
Deferred income tax liability	1,673	81
Long-term debt, less current portion	240,000	254,974
Total liabilities	378,855	382,367

Commitments and contingencies (See Notes 3, 8, 10 and 14)

Stockholders' equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $.10 par. Authorized 50,000,000 shares; 30,286,406 and 30,013,172 shares issued and outstanding	3,029	3,001
Additional paid-in-capital	94,951	90,300
Retained earnings	431,003	380,916
Accumulated other comprehensive income (loss)	(1,566)	1,160
Total stockholders' equity	527,417	475,377
	$906,272	$857,744

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended The Last Day of February,
	2007	2006	2005

Net sales	$634,932	$589,747	$581,549
Cost of sales	355,552	323,189	307,045
Gross profit	279,380	266,558	274,504

Selling, general, and administrative expense	208,964	195,180	172,480
Operating income	70,416	71,378	102,024

Other income (expense):
Interest expense	(17,912)	(16,866)	(9,870)
Other income (expense), net	2,643	1,290	(2,575)
Total other income (expense)	(15,269)	(15,576)	(12,445)

Earnings before income taxes	55,147	55,802	89,579
Income tax expense	5,060	6,492	12,907

Income from continuing operations	50,087	49,310	76,672

Loss from discontinued segment's operations, net of tax benefits of $442	-	-	(222)
Net earnings	$50,087	$49,310	$76,450

Earnings per share:
Basic
Continuing operations	$1.66	$1.65	$2.58
Discontinued operations	$-	$-	$(0.01)
Total basic earnings per share	$1.66	$1.65	$2.57

Diluted
Continuing operations	$1.58	$1.56	$2.36
Discontinued operations	$-	$-	$(0.01)
Total diluted earnings per share	$1.58	$1.56	$2.35

Weighted average common shares used in computing net earnings per share
Basic	30,122	29,919	29,710
Diluted	31,717	31,605	32,589

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(in thousands)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Shares	Capital	Income (Loss)	Earnings	Equity

Balances February 29, 2004	$2,929	$73,679	$(918)	$274,413	$350,103

Components of comprehensive income:
Net earnings	-	-	-	76,450	76,450
Change in value of stock available for sale	-	-	2,610	-	2,610
Reclassification of losses to income	-	-	(2,610)	-	(2,610)
Unrealized gain on cash flow hedges - foreign currency	-	-	(866)	-	(866)
Total comprehensive income					75,584

Elimination of minority interest upon sale of Tactica	-	-	-	2,679	2,679
Exercise of stock options, including tax benefits of $8,301	129	16,747	-	-	16,876
Issuance of common shares in connection with employee stock purchase plan	2	322	-	-	324
Acquisition and retirement of common shares	(77)	(3,025)	-	(21,937)	(25,039)
Balances February 28, 2005	2,983	87,723	(1,784)	331,606	420,527

Components of comprehensive income:
Net earnings	-	-	-	49,310	49,310
Unrealized gain on cash flow hedges - foreign currency	-	-	2,944	-	2,944
Total comprehensive income					52,254

Exercise of stock options, including tax benefits of $402	16	2,184	-	-	2,200
Issuance of common shares in connection with employee stock purchase plan	2	394	-	-	396
Balances February 28, 2006	3,001	90,300	1,160	380,916	475,377

Components of comprehensive income:
Net earnings	-	-	-	50,087	50,087
Unrealized loss on cash flow hedges - interest rate swaps	-	-	(991)	-	(991)
Unrealized loss on cash flow hedges - foreign currency	-	-	(1,735)	-	(1,735)
Total comprehensive income					47,361

Share base compensation	-	693			693
Exercise of stock options, including tax benefits of $544	25	3,586	-	-	3,611
Issuance of common shares in connection with employee stock purchase plan	3	372	-	-	375
Balances February 28, 2007	$3,029	$94,951	$(1,566)	$431,003	$527,417

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended The Last Day of February,
	2007	2006	2005

Cash flows from operating activities:
Net earnings	$50,087	$49,310	$76,450
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	14,301	12,427	9,708
Provision for doubtful receivables	(152)	(1,317)	1,067
Stock-based compensation expense	693	-	-
Unrealized (gain) loss - trading securities and securities held for sale	(2)	95	3,410
Deferred taxes, net	(677)	(2,954)	(1,725)
Gain on disposal of property, plant, and equipment	(225)	(1,304)	(180)
Loss from operations of discontinued segment	-	-	222
Changes in operating assets and liabilities:
Accounts receivable	(8,455)	5,767	(37,473)
Forward contracts	2,703	(2,973)	1,406
Inventories	24,331	(30,926)	(33,418)
Prepaid expenses	914	2,628	(1,209)
Prepayment of royalties	-	-	(1,689)
Purchase of tax certificates	-	-	(25,144)
Other assets	2,579	1,819	2,798
Accounts payable	7,604	(4,017)	18,550
Accrued expenses	3,067	866	21,476
Income taxes payable	(6,362)	5,334	11,554
Cash flows of discontinued operations	-	-	(433)
Net cash provided by operating activities	90,406	34,755	45,370

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(7,395)	(52,367)	(286,263)
Purchase of temporary securities	(148,625)	(15,400)	(13,000)
Sales of temporary securities	92,875	15,400	28,000
Proceeds from sales of property, plant, and equipment	666	16,850	7,068
Increase in other assets	-	253	81
Cash flows of discontinued operations	-	-	(2)
Net cash used by investing activities	(62,479)	(35,264)	(264,116)

Cash flows from financing activities:
Proceeds from debt	7,660	4,974	425,000
Repayment of short-term acquisition financing	-	-	(200,000)
Repayment of long-term debt	(22,634)	(10,000)	(10,000)
Payment of financing costs	-	(91)	(4,429)
Proceeds from exercise of stock options and employee stock purchases, net	3,986	2,194	3,122
Common share repurchases	-	-	(11,242)
Share-based compensation tax benefit	196	-	-
Net cash provided (used) by financing activities	(10,792)	(2,923)	202,451

Net increase (decrease) in cash and cash equivalents	17,135	(3,432)	(16,295)
Cash and cash equivalents, beginning of year	18,320	21,752	38,047
Cash and cash equivalents, end of year	$35,455	$18,320	$21,752

Supplemental cash flow disclosures:
Interest paid for continuing operations	$16,939	$15,342	$8,589
Income taxes paid for continuing operations (net of refunds)	$7,935	$4,062	$4,395
Common shares received as exercise price of options	$-	$-	$5,758

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   General

When used in these notes, the terms “Helen of Troy,” “the Company,” “we”, “our” or “us” means Helen of Troy Limited, a Bermuda company, and its subsidiaries.

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products. We have two active segments: Personal Care and Housewares. Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products. Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products. Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers. We purchase our products from unaffiliated manufacturers, most of which are located in The People's Republic of China and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

For both fiscal 2006 and fiscal 2005, we have reclassified certain amounts, and in some cases provided additional information in our consolidated financial statements and accompanying footnotes to conform to the current year’s presentation. These reclassifications have no impact on previously reported net earnings.

In these consolidated financial statements and accompanying notes, amounts shown are in thousands of U.S. dollars, except as otherwise indicated.

(b)   Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Tactica International, Inc. ("Tactica"), a subsidiary in which we acquired a 55 percent interest in fiscal 2001, has been presented as a discontinued operation in accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.” As more fully described in Note (16) to our consolidated financial statements, on April 29, 2004 we completed the sale of our ownership interest in Tactica back to certain of its key operating manager-shareholders. For the periods presented through the date of Tactica’s sale, our consolidated net income included 100 percent of Tactica's net income or loss because the minority interest in Tactica's accumulated deficit had not been extinguished.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(d)   Consideration paid to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"). In instances where the customer is required to provide us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statement of income on the line entitled "Selling, general, and administrative expenses" ("SG&A"). Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales. Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales. Customer incentives included in SG&A were $12,568, $12,124 and $13,869, for the fiscal years 2007, 2006, and 2005, respectively.

(e)   Inventories and cost of sales

Our inventories consist almost entirely of finished goods. We account for inventory using a first-in, first-out system in which we record inventory on our balance sheet at the lower of our average cost or net realizable value. A product's average cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to the procurement of inventory.

General and administrative expenses in inventory include all the expenses of operating the Company's sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $11,457, $10,667 and $11,082 of such general and administrative expenses to inventory during fiscal years 2007, 2006, and 2005, respectively. We estimate that $4,873 and $5,075 of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at fiscal year ends 2007 and 2006, respectively.

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

(f)   Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income on the "Selling, general, and administrative expenses" line. These expenses include distribution center costs, third party logistics costs and outbound transportation costs. Our expenses for shipping and handling totaled $58,863, $51,017 and $38,355 during fiscal years 2007, 2006, and 2005, respectively. We report revenue from shipping and handling charges on the "Net sales" line of our consolidated statements of income, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." We only include charges for shipping and handling in "Net sales" for sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues.

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

(i)    License agreements, trademarks, patents and other intangible assets

A significant portion of our sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter® and Dr. Scholl's® trademarks. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales subject to trademark license agreements comprised 53, 52 and 56 percent of total consolidated net sales for fiscal years 2007, 2006, and 2005, respectively. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the "Selling, general, and administrative expenses" line.

We also sell products under trademarks that we own. Trademarks that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised cost of acquiring the trademark, net of any accumulated amortization. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. When trademarks have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In certain instances, we have determined that particular trademarks have an indefinite useful life. In these cases, no amortization is recorded.

Patents acquired through purchases from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised cost of the acquired patents and amortized over the remaining life of the patent in the jurisdiction filed. Additionally, we incur certain internal costs, primarily legal fees in connection with the design, development and filing of patents on new products under internal development that are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

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

(j)    Income taxes

We use the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of applicable assets and liabilities. Generally, deferred tax assets represent future income tax reductions while deferred tax liabilities represent income taxes that we expect to pay in the future. We measure deferred tax assets and liabilities using enacted tax rates for the years in which we expect temporary differences to be reversed or be settled. Changes in tax rates affect the carrying values of our deferred tax assets and liabilities. The effects of any tax rate changes are recognized in the periods when they become effective.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(k)   Earnings per share

We compute basic earnings per share based upon the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based upon the weighted average number of common shares plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of outstanding options for common shares that were “in-the-money”, meaning that the exercise price of the options was less than the average market price of our common shares during the year. “Out-of-the-money” options are outstanding options to purchase common shares that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common shares during the year.

For each of our three fiscal years, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES
(in thousands)
	Years Ended The Last Day of February,
	2007	2006	2005
Basic weighted average shares outstanding	30,122	29,919	29,710
Additional shares assuming conversion of in-the-money stock options
and use of proceeds to repurchase outstanding shares	1,595	1,686	2,879
Diluted weighted average shares outstanding assuming conversion	31,717	31,605	32,589
In-the-money options	6,559	5,989	6,805
Out-of-the-money options	192	934	41

(l)    Cash equivalents and temporary investments

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprised $31,982 and $18,549 of the amount reported on our consolidated balance sheets as “Cash and cash equivalents” at fiscal year ends 2007 and 2006, respectively. Our cash equivalents consist primarily of commercial paper.

We also invest excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we ordinarily dispose of within 35 or fewer days. We consider these investments to be highly liquid and believe they carry minimal risk of principal fluctuation. These instruments are classified as “Temporary investments” and are stated on our consolidated balance sheets at market value. At the end of fiscal 2007, we held $55,750 of temporary investments.

(m)  Trading securities and stock available for sale

Trading securities consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date. We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date. At February 28, 2007, we held investments in equity securities of unaffiliated companies for the purpose of trading them in the near term. Therefore, certain investments in equity securities are classified as trading securities and included in the "Current assets" section of our consolidated balance sheets. All unrealized gains and losses attributable to such securities are included in "Other income" on the consolidated statements of income.

The sum of unrealized and realized net gains and (losses) attributable to trading securities totaled $2, ($95) and ($500) in fiscal 2007, 2006, and 2005, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In connection with the sale of Tactica in fiscal 2005, as further discussed in Note (16) to these consolidated financial statements, we acquired certain marketable securities having a market value of $3,030 that carried a restriction that prevented us from disposing of the stock prior to July 31, 2005. Accordingly, these securities were classified as available for sale, and included in the “Other assets” section of our consolidated balance sheets. At the end of the third quarter of fiscal 2005, we had continued to incur losses on the stock, and we believed that the losses would be other than temporary. At that time, the stock had a market value of $420, and we recorded a $2,610 unrealized loss on the stock. In the first quarter of fiscal 2007, we reclassified the stock from available for sale to the trading securities line in our consolidated balance sheets. The stock had market values of $30, $90 and $120 at fiscal year ends 2007, 2006 and 2005, respectively. Unrealized losses on stock were $60, $30 and $2,910 for fiscal 2007, 2006 and 2005, respectively.

(n)   Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is our functional currency. All our non-U.S. subsidiaries' transactions involving other currencies have been remeasured in U.S. Dollars using average exchange rates for the months in which the transactions occurred. Changes in exchange rates that affect cash flows and the related receivables or payables are included as part of the totals on our consolidated statements of income on the line entitled "Selling, general, and administrative expenses.” Our foreign exchange gains (losses), including the impact of currency hedges totaled $459, $105 and ($1,142) during fiscal years 2007, 2006, and 2005, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates. We account for these transactions in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or our consolidated statement of shareholders' equity and comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges. In our case, we record these transactions on the line entitled "Selling, general, and administrative expenses" in our consolidated statements of income, or the line entitled "Unrealized gain (loss) on cash flow hedging derivatives" in our consolidated statement of shareholders' equity and comprehensive income, as appropriate. All our current contracts are cash flow hedges and are adjusted to their fair market values at the end of each calendar quarter. We evaluate all hedging transactions each quarter to determine that they are effective. Any ineffectiveness is recorded in our consolidated statements of income. See Note (14) to these consolidated financial statements for a further discussion of our hedging activities.

(o)   Advertising

Advertising costs are expensed in the fiscal year in which they are incurred and included in our consolidated statements of income on the "Selling, general, and administrative expenses" line. We incurred advertising costs including amounts paid to customers for local media and print advertising of $28,678, $29,066 and $25,559 during fiscal years 2007, 2006, and 2005, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(p)  Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of $6,450 and $7,373 as of fiscal year ends 2007 and 2006, respectively. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company's accrual for the past three fiscal years:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)
	Years Ended The Last Day of February,
	2007	2006	2005
Balance at the beginning of the period	$7,373	$5,767	$4,114
Additions to the accrual	18,080	22,901	19,880
Reductions of the accrual - payments and credits issued	(19,003)	(21,295)	(18,227)
Balance at the end of the period	$6,450	$7,373	$5,767

Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group. Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires disclosure of these guarantees, of our product warranty liabilities, and of various indemnity arrangements to which we are a party. Additional disclosures related to this policy are contained in Notes (5), (6), (7) and (10) to these consolidated financial statements.

(q)   Carrying value of long-lived assets

We apply the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in assessing the carrying values of our long-lived assets. SFAS 142 and SFAS 144 both require that we consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist; further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If the analyses indicate that the asset's carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset's carrying value over its fair value. In fiscal 2007, 2006 and 2005, we did not record any charges for impairment of long-lived assets.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists and patents. We amortize certain intangible assets using the straight-line method over appropriate periods ranging from five to forty years. We recorded intangible asset amortization totaling $2,961, $3,202 and $2,732 during fiscal 2007, 2006 and 2005, respectively. See Notes (3) and (4) to these consolidated financial statements for more information about our intangible assets.

(s)   Interest income

Interest income is included in "Other income, net" on the consolidated statements of income. Interest income totaled $1,965, $888 and $359 in fiscal 2007, 2006, and 2005, respectively. Interest income is normally earned on cash invested in short-term accounts and cash equivalents, however in fiscal 2006, interest income included interest earned on an income tax receivable of $463.

(t)    Deferred financing costs

The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related debt.

(u)   Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (7) for our assessment of the fair value of our guaranteed Senior Notes and other long-term-debt. We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. Dollars at specified rates.

During fiscal 2007, we entered into interest rate swaps (the “swaps”), to protect our funding costs against rising interest rates. The interest rate swaps allowed us to raise long-term borrowings at floating rates and effectively swap them into fixed rates at the point in time we believed it advantageous to do so. Under our swaps, we agree with other parties to exchange quarterly, the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt. Under these swap agreements, we pay the fixed rates and receive the floating rates. The swaps settle quarterly and terminate upon maturity of the related debt.

The fair values of our foreign exchange contracts and interest rate swaps are determined in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note (14) for more information on our hedging activities.

(v)   Share-based compensation plans

Prior to March 1, 2006, we applied the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our share-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to or greater than the market value at date of grant.

Effective March 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated. We have elected to use the alternative short-cut method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R in accordance with FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards. For the year ended February 28, 2007, we have determined that we have a pool of windfall tax benefits.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

Additionally pursuant to SFAS 123R, we have estimated forfeitures for options and awards at the dates of grant based on historical experience and will revise as necessary if actual forfeitures significantly differ from these estimates.

The impact from the adoption of SFAS 123R during fiscal 2007, decreased earnings before taxes, net earnings, basic and diluted earnings per share, for the fiscal year ended February 28, 2007, by $693, $497, and $0.02 per share, respectively.

See Note (9) for more information on our share based compensation plans.

(w)   New accounting guidance

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the EITF reached a consensus on EITF Issue No. 06-4 ("EITF 06-4"), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires the application of the provisions of SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is currently effective for fiscal years beginning after December 15, 2007. We have certain policies which may be subject to the provisions of this new pronouncement and are currently determining the effect, if any, the adoption of EITF 06-4 will have on our financial statements.

Uncertainty in Income Taxes - In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 on March 1, 2007. We are currently determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Fair Value Measurements - In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

Effects of Misstatements - In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Option for Financial Statements - In February 2007, the FASB issued Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective for fiscal years beginning on or after November 15, 2007. We are currently assessing, if any, the impact of SFAS 159 on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

A summary of property and equipment was as follows:

PROPERTY AND EQUIPMENT
(in thousands)

	Estimated
	Useful Lives	Last Day of February,
	(Years)	2007	2006
Land	-	$9,537	$9,623
Buildings and improvements	10 - 40	62,666	62,374
Computer and other equipment	3 - 10	41,265	37,601
Molds and tooling	1 - 3	6,538	4,907
Transportation equipment	3 - 5	3,912	3,875
Furniture and fixtures	5 - 15	7,815	7,865
Construction in process	-	261	457
Information system under development	-	-	1,040
		131,994	127,742
Less accumulated depreciation		(35,325)	(27,039)
Property and equipment, net		$96,669	$100,703

On May 31, 2006, we sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $666 and we recorded a gain on the sale of $422.

On July 7, 2006, we acquired a 3,600 square foot office facility in Mexico City for approximately $830. To date we have paid approximately $247 to remodel and furnish this and other facilities in South America.

During the fourth quarter of fiscal 2007, we completed a project to acquire and install additional storage racking, and associated handling equipment for our new Southaven, Mississippi distribution center. The total project cost was approximately $1,660 and was placed into service in mid-December.

In the fourth quarter of fiscal 2007, we terminated a transportation management software implementation project that had incurred $200 of cost during fiscal 2006 and 2007. These costs were written off with a corresponding loss recorded under the line “Other income (expense), net” for fiscal 2007.

We recorded $10,082, $7,264, and $5,025 of depreciation expense for fiscal 2007, 2006, and 2005, respectively. Capital expenditures for property and equipment totaled $6,629, $51,929 and $14,663 in fiscal 2007, 2006, and 2005, respectively.

Through the end of fiscal 2006, we leased 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real-estate partnership in which our Chief Executive Officer and another member of our Board of Directors are limited partners. This lease was terminated on February 28, 2006, and associated inventory, furniture and equipment, and records storage were consolidated into other existing facilities. During fiscal 2006 and 2005 we paid this real-estate partnership rent of $507 and $526.

NOTE 3 - INTANGIBLE ASSETS

The following table is a summary, by operating segment, of the carrying amounts and associated accumulated amortization for our intangible asset balances as of February 28, 2007 and February 28, 2006.

INTANGIBLE ASSETS
(in thousands)

			February 28, 2007			February 28, 2006
Type / Description	Segment	Estimated Life	Gross Carrying Amount	Accumulated Amortization(if Applicable)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (if Applicable)	Net Carrying Amount
Goodwill:
OXO	Housewares	Indefinite	$165,934	$-	$165,934	$165,934	$-	$165,934
All other goodwill	Personal Care	Indefinite	35,068	-	35,068	35,069	-	35,069
			201,002	-	201,002	201,003	-	201,003
Trademarks:
OXO	Housewares	Indefinite	75,554	-	75,554	75,200	-	75,200
Brut	Personal Care	Indefinite	51,317	-	51,317	51,317	-	51,317
All other - definite lives	Personal Care	[1]	338	(230)	108	338	(225)	113
All other - indefinite lives	Personal Care	Indefinite	31,082	-	31,082	31,081	-	31,081
			158,291	(230)	158,061	157,936	(225)	157,711
Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	18,000	18,000	-	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(15,953)	8,362	24,315	(14,514)	9,801
			42,315	(15,953)	26,362	42,315	(14,514)	27,801
Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,214	(4,561)	14,653	18,801	(3,044)	15,757
Total			$420,822	$(20,744)	$400,078	$420,055	$(17,783)	$402,272

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2007, 2006, and 2005, as well as estimated amortization expense for the fiscal years 2008 through 2012.

AMORTIZATION OF INTANGIBLES
(in thousands)
Aggregate Amortization Expense
For the twelve months ended
February 28, 2007	$2,961
February 28, 2006	$3,202
February 28, 2005	$2,732

Estimated Amortization Expense
For the fiscal years ended
February 2008	$2,898
February 2009	$2,648
February 2010	$2,603
February 2011	$2,131
February 2012	$2,024

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures. For the fiscal year ending February 28, 2008, minimum royalties due and minimum advertising expenditures under certain of our license agreements total $2,636 and $5,729, respectively.

NOTE 4 - ACQUISITIONS AND NEW TRADEMARK LICENSE AGREEMENTS

Epil-Stop® Acquisition - In the first quarter of fiscal 2005, as part of the proceeds of our sale of Tactica, we recorded $2,255 for the Epil-Stop® trademark, which we believe to have an indefinite useful life (see Note (16)).

OXO® Acquisition - On June 1, 2004, we acquired certain assets and liabilities of OXO International ("OXO") for a net cash purchase price of $273,173 including the assumption of certain liabilities. The acquisition was funded through a combination of short-term and long-term debt as further discussed in Notes (5) and (7) to these consolidated financial statements. We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon independent appraisals. In the acquisition, we recorded goodwill of $165,388 (subsequently adjusted to $165,934), trademarks with indefinite useful lives (and thus not subject to amortization) of $75,200, and other intangible assets totaling $17,990 (subsequently adjusted to $18,364). "Other intangible assets" are subject to amortization over varying lives ranging from 2 to 13 years and consist of patents, customer lists and a non-compete agreement. We believe that the OXO acquisition resulted in recognition of goodwill primarily because of its industry position, management strength, and business growth potential. The following schedule presents the net assets acquired at closing.

OXO - Net Assets Acquired on June 1, 2004
(in thousands)
Finished goods inventories	$15,728
Property and equipment	2,907
Trademarks	75,200
Goodwill	165,388
Other intangible assets	17,990
Total assets acquired	277,213
Less: Current liabilities assumed	(4,040)
Net assets acquired	$273,173

SkinMilk® and TimeBlock® Acquisition - On September 29, 2004, we acquired certain assets related to the worldwide production and distribution of TimeBlock® and SkinMilk® body and skin care products lines from Naterra International, Inc. TimeBlock® is a line of clinically tested anti-aging skin care products. SkinMilk® is a line of body, bath and skin care products enriched with real milk proteins, vitamins and botanical extracts. The assets consist principally of patents, trademarks and trade names, product formulations and production technology, distribution rights, and customer lists. The Company paid the purchase price of $12,001 in cash funded from our revolving line of credit. We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon independent appraisals. The following schedule presents the assets acquired at closing:

Assets Acquired from Naterra International, Inc.
(in thousands)
Skin Milk® Trademark	$9,178
TimeBlock® Trademark	2,728
Fixed assets	95
Total assets acquired	$12,001

NOTE 4 - ACQUISITIONS AND NEW TRADEMARK LICENSE AGREEMENTS, CONTINUED

Candela® Acquisition - On September 25, 2006, we acquired all rights to trademarks, certain patents, formulas, tooling and production processes to Vessel, Inc.’s rechargeable lighting products under various brand names, including Candela®. The products will be sold by our Housewares segment. We believe the acquired trademarks have indefinite economic lives. The following schedule presents the assets acquired at closing and management’s purchase price allocation:

Assets Acquired from Vessel, Inc.
(in thousands)
Trademarks	$354
Patents	120
Fixed Assets	26
Total assets acquired	$500

Bed Head® by TIGI and Toni&Guy® - On December 6, 2006, we entered into licensing arrangements with MBL/TIGI Products, L.P. and MBL/Toni&Guy Products L.P. for the use of the Bed Head® by TIGI and Toni&Guy® trademarks for personal care products in the Western Hemisphere. We plan on introducing a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products. We plan to begin marketing in the United States, followed by the remainder of the Western Hemisphere, with product shipments to begin during fiscal 2008.

NOTE 5 - SHORT-TERM DEBT

We entered into a five year $75,000 Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, with Bank of America, N.A. and other lenders. Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America's prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the "Leverage Ratio" at the time of the borrowing. The "Leverage Ratio" is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") for the period of the four consecutive fiscal quarters most recently ended. The rates paid on various draws during the 2006 fiscal year ranged from 4.09 percent to 7.50 percent. The credit line allows for the issuance of letters of credit up to $10,000. Outstanding letters of credit reduce the $75,000 borrowing limit dollar for dollar. During fiscal 2007, we did not draw on the Revolving Line of Credit. As of February 28, 2007, there were no revolving loans and $394 of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA. These covenants effectively limited our ability to incur no more than $55,367 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries. Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of February 28, 2007, we were in compliance with the terms of this agreement.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of other accrued liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
(in thousands)
	Last Day of February,
	2007	2006
Accrued sales returns, discounts and allowances	$25,054	$24,176
Accrued compensation	8,889	7,603
Accrued advertising	9,269	7,617
Accrued interest	2,833	2,671
Accrued royalties	2,549	2,577
Accrued professional fees	1,218	1,502
Accrued benefits and payroll taxes	1,438	1,495
Accrued freight	1,390	858
Accrued property, sales and other taxes	831	593
Foreign currency forward contracts at fair value	616	-
Interest rate swaps at fair value	1,501	-
Other	6,796	5,053
Total Accrued Expenses	$62,384	$54,145

NOTE 7 - LONG-TERM DEBT

A summary of long-term debt (in thousands) was as follows:

LONG-TERM DEBT
(in thousands)
	Original Date	Range of Interest Rates		Latest Rate		Last Day of February,
	Borrowed	2007	2006	Payable	Matures	2007	2006

$40,000 unsecured Senior Note Payable at a fixed interest rate of 7.01%. Interest payable quarterly, principal of $10,000 payable annually beginning on January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$10,000	$20,000

$15,000 unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3,000 payable annually beginning on July 2008	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5
Year Senior Notes. Interest set and payable		5.37%	3.41%
quarterly at three-month LIBOR plus 85 basis points.		to	to
Principal is due at maturity. Notes can be prepaid without penalty. *	06/04	6.35%	5.37%	5.89%	06/09	100,000	100,000

$50,000 unsecured floating interest rate 7
Year Senior Notes. Interest set and payable		5.37%	3.41%
quarterly at three-month LIBOR plus 85 basis points.		to	to
Principal is due at maturity. Notes can be prepaid without penalty. *	06/04	6.35%	5.37%	5.89%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10
Year Senior Notes. Interest set and payable		5.42%	3.46%
quarterly at three-month LIBOR plus 90 basis points.		to	to
Principal is due at maturity. Notes can be prepaid without penalty. *	06/04	6.40%	5.42%	6.01%	06/14	75,000	75,000

		5.42%	5.30%
$12,634 unsecured Industrial Development		to	to
Revenue Bond. **	08/05	6.65%	5.42%	-	-	-	4,974
						250,000	264,974
Less current portion of long-term debt						(10,000)	(10,000)
Long-term debt, less current portion						$240,000	$254,974

*	Floating interest rates are hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

**	On September 15, 2006 and January 22, 2007, we prepaid without penalty $4,974 and $7,660, respectively of the Industrial Development Revenue Bond.

The fair market value at February 28, 2007 computed using discounted cash flow analysis was $10,267 and $16,354 on the $10,000 and $15,000 of book value, fixed rate debt, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2007.

On September 28, 2006, we entered into interest rate hedge agreements in conjunction with our outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Under our swaps, we agree with other parties to exchange quarterly, the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt. Under these swap agreements, we pay the fixed rates and receive the floating rates. The swaps settle quarterly and terminate upon maturity of the related debt. The swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows.

NOTE 7 - LONG-TERM DEBT, CONTINUED

All of our long-term debt is guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $55,367 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. As of February 28, 2007, we are in compliance with all the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE
(in thousands)
	Years Ended The Last Day of February,
	2007	2006	2005
Interest and commitment fees	$17,388	$16,084	$9,269
Deferred finance costs	811	782	601
Interest rate swap settlements	(287)	-	-
Total interest expense	$17,912	$16,866	$9,870

NOTE 8 - INCOME TAXES

Our components of earnings from continuing operations before income tax expense are as follows:

	Years Ended Last Day of February, (in thousands)
	2007	2006	2005
U.S.	$9,298	$7,045	$15,529
Non-U.S.	45,849	48,757	74,050
Total	$55,147	$55,802	$89,579

Our components of income tax expense attributable to continuing operations are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2007	2006	2005
U.S.
Current	$3,910	$2,481	$5,410
Deferred	(296)	2,876	(1,590)
	3,614	5,357	3,820
Non-U.S.
Current	1,589	1,869	9,108
Deferred	(143)	(734)	(21)
	1,446	1,135	9,087
Total	$5,060	$6,492	$12,907

Our total income tax expense from continuing operations differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2007	2006	2005
Expected tax expense at the U.S. statutory rate of 35%	35.0%	35.0%	35.0%

Impact of U.S. state income taxes	0.7	0.2	-

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	(26.5)	(28.6)	(18.3)

Reversal of prior accruals as a result of final tax audit settlements	-	-	(2.3)

Repatriation of prior years' foreign earnings	-	5.0	-
Actual tax expense	9.2%	11.6%	14.4%

On February 22, 2006, the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004, of $48,554 in foreign earnings. As a result, we incurred a one-time tax charge of $2,792 in the fourth quarter of fiscal 2006.

NOTE 8 - INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2007 and 2006 are as follows:

	Last Day of February,
	(in thousands)
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$5,826	$4,861
Accounts receivable	1,203	1,801
Inventories, principally due to additional
cost of inventories for tax purposes	6,386	4,275
Write down of marketable securities	1,020	1,170
Accrued expenses and other	5,750	3,078
Contribution carryforward	0	793
Total gross deferred tax assets	20,185	15,978
Valuation allowance	(1,708)	(368)
Deferred tax liabilities:
Depreciation and amortization	(6,671)	(5,001)
Net deferred tax asset	$11,806	$10,609

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income, and tax planning strategies in making this assessment. In fiscal 2007, we increased our valuation allowance $1,340, principally due to net operating loss carryforwards in certain tax jurisdictions whose benefits we now believe we will not be able to utilize.

The schedule below shows the composition of our net operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

	At February 28, 2007 (in thousands)
	Expiration Date Range (Were Applicable)	Gross Deferred Tax Assets	Required Future Taxable Income

U.S. net operating loss carryforwards	2019 - 2027	$2,386	$6,991
Non-U.S. net operating loss carryforwards with definite
carryover periods	2008 - 2016	232	11,332
Non-U.S. net operating loss carryforwards with indefinite
carryover periods	Indefinite	3,208	14,139
Subtotals		5,826	32,462
Less portion of valuation allowance established for net
operating loss carryforwards		(1,668)	(10,234)
Total		$4,158	$22,228

As of February 28, 2007, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the benefits of these deductible differences. Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

NOTE 8 - INCOME TAXES, CONTINUED

Hong Kong Income Taxes - On May 10, 2006, the IRD and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability. As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the second quarter of fiscal 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

For the fiscal years 1998 through 2003, the IRD has assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. Hong Kong is seeking to levy taxes on income earned from certain activities previously conducted in Hong Kong. Negotiations with the IRD regarding these issues and their settlement are ongoing, and it is unclear at this time when they will be resolved.

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

If the IRD were to successfully assert the same position for fiscal years after fiscal year 2003, the resulting assessment could total $18,673 (U.S.) in taxes for fiscal years 2004 and 2005. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the total probable tax liability for this matter. While the resolution of the issue may result in tax liabilities that are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on our consolidated financial position or liquidity. However, an unfavorable resolution could have a material effect on our consolidated results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

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

The IRS is auditing our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in our consolidated financial statements.

The IRS recently began an examination of the U.S. consolidated federal tax return for fiscal year 2005. The audit is in the preliminary stages and, to date, no adjustments have been proposed.

NOTE 8 - INCOME TAXES, CONTINUED

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the United States. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The American Jobs Creation Act of 2004 (the “AJCA”), included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the United States after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure.

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

NOTE 9 - SHARE-BASED COMPENSATION PLANS

We have equity awards outstanding under four share-based compensation plans. The plans consist of two employee stock option and restricted stock plans, a non-employee director stock option plan, and an employee stock purchase plan. These plans are described below. The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee independent directors.

Effective March 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of share-based compensation expense in the statements of income over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), as amended by related interpretations of the Financial Accounting Standards Board (“FASB”). Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to or less than the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

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
As of February 28, 2007, 478,886 shares remained available for issue under the 1998 plan and 6,490,758 options were outstanding under these plans.

Under a stock option plan for non-employee directors (the "Directors’ Plan") adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors' Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors' Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. On that date, the remaining 284,000 shares available for issue expired. As of February 28, 2007, 260,000 options were outstanding under this plan.

Under an employee stock purchase plan (the "Stock Purchase Plan"), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During the second and fourth quarters of fiscal 2007, plan participants acquired 12,485 and 11,863 shares, respectively at a price of $15.21 and $15.64 per share, respectively under the Stock Purchase Plan. At February 28, 2007, 307,386 shares remained available for future issue under this plan.

For the fiscal year ending February 28, 2007, the Company expensed $693 pre-tax, for stock options issued and employee share purchases under the above plans. These amounts were classified in selling, general, and administrative expense in the consolidated statements of income. The following table highlights the impact of share based compensation expense:

SHARE-BASED PAYMENT EXPENSE
(in thousands, except per share data)

	Years Ended Last Day of February,
	2007	2006 (1)	2005 (1)
Stock options	$595	$-	$-
Employee stock purchase plan	98	-	-
Share-based payment expense	693	-	-
Less income tax benefits	(196)	-	-
Share-based payment expense, net of income tax benefits	$497	$-	$-

Earnings per share impact of share-based payment expense:
Basic	$0.02	$-	$-
Diluted	$0.02	$-	$-

(1)	Prior year amounts are before adoption of SFAS 123R under the modified prospective method. Under this method, periods prior to adoption are not restated.

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The following table provides the pro forma effect on net earnings and earnings per share as if the fair-value-based measurement method had been applied to all stock-based compensation for fiscal years 2006 and 2005:

PRO FORMA NET INCOME AND PRO FORMA EARNINGS PER SHARE
(in thousands, except per share data)

	Years Ended Last Day of February,
	2006	2005
Net income:
As reported	$49,310	$76,450
Less fair-value cost of options with original vesting schedules	(2,751)	(1,952)
Add income tax benefits on non-accelerated options	800	515
Less fair-value cost of options where original vesting schedules were accelerated on
February 24, 2006	(1,641)	-
Add income tax benefits on accelerated options	460	-
Pro forma	$46,178	$75,013

Basic earnings per share:
As reported	$1.65	$2.57
Pro forma	1.54	2.52

Diluted earnings per share:
As reported	$1.56	$2.35
Pro forma	1.46	2.30

On February 24, 2006, the Compensation Committee of our Board of Directors approved the immediate acceleration of vesting on unvested and "out-of-the money" stock options previously awarded to officers and employees with option exercise prices greater than $19.65. The affected options held by officers and employees had a range of exercise prices between $20.35 and $33.88, with a weighted average exercise price of $24.79. Vesting of options exercisable for a total of 285,217 shares was accelerated. The closing price per share of our common shares on February 24, 2006 was $19.65. Except for the vesting change, all affected stock options continued to be governed by their respective original terms and conditions. At the time they were accelerated, these options represented 4.1percent of the total of all outstanding options.

We took this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of SFAS No.123R. As a result of the acceleration, we estimate that future stock option related compensation expense that otherwise would be required to be recorded in connection with the accelerated options will be reduced by $1,641, on a pre-tax basis, over the original option remaining vesting periods.

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the fiscal years 2007, 2006 and 2005:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS
	Years Ended Last Day of February,
	2007	2006	2005
Weighted-average risk-free interest rate	4.8%	3.6%	3.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average expected volatility	37.4%	41.6%	39.3%
Weighted-average expected life (in years)	4.52	3.76	3.27

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share based payments”) are determined. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share based payments. The dividend yield is computed as zero because we have not historically paid dividends nor do we expect to at this time. Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share-based payments. We use our historic experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination and holding period behavior for fair value expensing purposes.

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

Employee share purchases vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

A summary of option activity under all plans follows:

SUMMARY OF STOCK OPTION ACTIVITY (in thousands, except contractual term and per share data)
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 29, 2004	7,983	$12.97	$4.82	6.47	$129,005
Granted	190	29.49	9.92
Exercised	(1,288)	(6.65)			33,911
Forfeited / expired	(39)	(17.01)
Outstanding at February 28, 2005	6,846	14.60	5.44	5.66	93,722
Granted	306	18.83	7.14
Exercised	(162)	(11.16)			1,780
Forfeited / expired	(67)	(23.21)
Outstanding at February 28, 2006	6,923	14.83	5.52	4.83	39,317
Granted	131	22.64	8.72
Exercised	(248)	(12.46)			1,939
Forfeited / expired	(55)	(21.25)
Outstanding at February 28, 2007	6,751	$15.01	$5.57	3.87	$56,211

Exercisable at February 28, 2007	6,407	$14.78	$5.47	3.66	$54,897

A summary of non-vested option activity and changes under all plans follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)
	Non-Vested Options	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2004	801	$4.82
Granted	190	9.92
Vested or forfeited	(287)	(7.09)
Outstanding at February 28, 2005	704	5.27
Granted	306	7.14
Vested or forfeited	(581)	(5.52)
Outstanding at February 28, 2006	429	6.27
Granted	131	8.72
Vested or forfeited	(216)	(5.94)
Outstanding at February 28, 2007	344	$7.41

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of our total unrecognized share-based compensation cost as of February 28, 2007 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE
(in thousands, except weighted average expense period data)

	Unearned Compensation	Weighted Average Remaining Period of Expense Recognition (in months)

Stock options	$2,006	48.4

The following table summarizes additional information about stock options outstanding at February 28, 2007:

SUMMARY OF OPTIONS OUTSTANDING AND EXERCISABLE
(actual number of shares)

	Outstanding Stock Options					Exercisable Stock Options
	Number of Options	Price Range (per share)			Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price (per share)	Number of Options	Weighted- Average Exercise Price (per share)
ISOs	48,250	$5.69	to	$11.78	3.78	$9.81	43,750	$9.62
	71,625	$12.93	to	$14.34	3.65	13.71	55,725	13.62
	2,666	$15.00	to	$15.51	3.11	15.38	1,866	15.33
	483,685	$17.76	to	$33.88	6.36	22.38	274,787	24.79
Total	606,226				5.82	$20.32	376,128	$21.32
Non-Qs	1,783,500	$5.69	to	$12.53	4.35	$10.21	1,783,500	$10.21
	1,516,500	$12.63	to	$14.47	3.80	13.37	1,512,000	13.37
	2,006,834	$14.94	to	$17.63	1.79	16.21	2,006,834	16.21
	577,698	$18.00	to	$23.91	6.84	21.72	468,094	21.83
Total	5,884,532				3.58	$14.20	5,770,428	$14.07
Directors' Plan	44,000	$4.41	to	$12.53	4.10	$8.63	44,000	$8.63
	20,000	$12.63	to	$14.47	4.96	13.28	20,000	13.28
	36,000	$14.94	to	$17.63	1.89	15.95	36,000	15.95
	160,000	$21.47	to	$33.35	7.49	26.51	160,000	26.51
Total	260,000				5.94	$21.00	260,000	$21.00

NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

Employment Contracts - We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each day for a new three-year period and provides that in the event of a merger, consolidation, or transfer of all or substantially all of our assets to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from June 1, 2008 to February 28, 2010. The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2007, excluding incentive compensation, was $4,650.

On April 21, 2005, the Company and Gerald J. Rubin, the Chairman of the Board, Chief Executive Officer, and President of the Company, executed an amendment to Mr. Rubin’s employment agreement, effective as of April 15, 2005 making the following changes:

•	The term of the agreement was reduced from five years to three years, renewing on a daily basis for a new three-year term as currently provided in the original agreement; and

•	Reduced the period for severance payouts from five years to three years. The formula for calculating the amount of the annual severance payments required by the agreement remains unchanged.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly the Peoples' Republic of China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations, and political unrest. These risks have not historically affected our operations. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives - We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled "Accrued expenses," and in Note (6) included in the lines entitled “Accrued Sales Returns, Discounts and Allowances,” and “Accrued Advertising” and is based on incentives applicable to sales up to the respective balance sheet dates.

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against our Company, Gerald J. Rubin, our Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, our Chief Financial Officer, on behalf of purchasers of our publicly traded securities. The plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud our shareholders through the issuance of positive earnings guidance intended to artificially inflate our share price so that Mr. Rubin could sell almost 400,000 of our common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of any alleged insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ alleged insider trading proceeds. The class period in the consolidated action is October 12, 2004 through October 10, 2005.

We intend to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, we cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely effect our business. We carry insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

On May 15, 2006, we filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On June 29, 2006, the plaintiffs filed with the court their opposition to our motion to dismiss. On July 17, 2006, we filed a reply rebutting the plaintiffs’ June 29th opposition. On March 20, 2007, the court heard the plaintiff’s and our arguments regarding our motion to dismiss. As of the date this report was filed, the matter was before the court for its consideration. If we were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgment or settlement may have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Other Litigation - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Preference Shares, Anti-takeover provisions - Under the terms of a Shareholders' Rights Plan approved by our Board of Directors in fiscal year 1999, we declared a dividend of one preference share right ("right") for each outstanding share of common shares. The dividend resulted in no cash payment by us, created no liability on our part, and did not change the number of shares of our common shares outstanding. The rights are inseparable from the shares of our common shares and entitle its holders to purchase one one-thousandth of a share of Series-A, First Preference Shares ("preference shares"), par value $1.00, at a price of $100 per one one-thousandth of a preference share. Should certain persons or groups of persons ("Acquiring Persons") acquire more than 15 percent of our outstanding common shares, our Board of Directors may either adjust the price at which holders of rights may purchase preference shares or may redeem all of the then outstanding rights at $.01 per right. The rights associated with the acquiring person's shares of common shares would not be exercisable. These rights have certain anti-takeover effects. The rights could cause substantial dilution to a person or group that attempts to acquire Helen of Troy Limited in certain circumstances, but should not interfere with any merger or other business combination approved by our Board of Directors. These rights expire December 1, 2008, unless their expiration date is advanced or extended or unless under the terms of the agreement these rights are earlier redeemed or exchanged.

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 28, 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY
(in thousands)
		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$25,000	$10,000	$3,000	$3,000	$3,000	$3,000	$3,000
Term debt - floating rate *	225,000	-	-	100,000	-	50,000	75,000
Long-term incentive plan payouts	3,525	1,430	1,420	675	-	-	-
Interest on floating rate debt *	59,560	13,343	13,343	9,416	7,453	5,489	10,516
Interest on fixed rate debt	4,191	1,612	950	733	516	299	81
Open purchase orders	68,792	68,792	-	-	-	-	-
Minimum royalty payments	68,530	2,636	6,774	8,393	8,110	7,800	34,817
Advertising and promotional	76,238	10,114	5,659	6,010	7,039	7,199	40,217
Operating leases	11,426	1,602	1,127	1,152	882	870	5,793
Open letters of credit pending settlement	394	394	-	-	-	-	-
Other	358	358	-	-	-	-	-
Total contractual obligations	$543,014	$110,281	$32,273	$129,379	$27,000	$74,657	$169,424

*	The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 7, on September 28, 2006, the Company entered into interest rate hedge agreements (the “swaps”) in conjunction with its outstanding unsecured floating interest rate $100,000, 5 Year; $50,000, 7 Year; and $75,000, 10 Year Senior Notes. The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Consequently, the estimated future variable rate interest obligations related to this debt have been computed using these rates.

NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2017. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $4,619, $2,818 and $1,757 for fiscal 2007, 2006 and 2005, respectively.

NOTE 11 - FOURTH QUARTER CHARGES/TRANSACTIONS

Our results for the fourth quarters of fiscal 2007 and 2005 did not contain any transactions of a non-routine nature.
On February 24, 2006 the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004, of $48,554 in foreign earnings. As a result, we incurred a one-time tax charge of $2,792 in the fourth quarter of fiscal 2006.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

	May	August	November	February	Total

Fiscal 2007:
Net sales	$130,441	$147,172	$213,437	$143,882	$634,932
Gross profit	57,941	66,668	91,477	$63,294	279,380
Net earnings	6,679	10,874	22,813	9,721	50,087
Earnings per share
Basic	0.22	0.36	0.76	0.32	1.66
Diluted	0.21	0.35	0.72	0.30	1.58

Fiscal 2006:
Net sales	$127,392	$130,389	$197,458	$134,508	$589,747
Gross profit	58,692	60,218	86,044	61,604	266,558
Net earnings	10,547	9,452	22,666	6,645	49,310
Earnings per share
Basic	0.35	0.32	0.76	0.22	1.65
Diluted	0.33	0.30	0.72	0.21	1.56

NOTE 13 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2007, 2006 AND 2005
(in thousands)
2007	Personal Care	Housewares	Total
Net sales	$497,824	$137,108	$634,932
Operating income	42,530	27,886	70,416
Identifiable assets	554,295	351,977	906,272
Capital, license, trademark and other intangible expenditures	4,912	2,483	7,395
Depreciation and amortization	9,430	4,871	14,301
2006	Personal Care	Housewares	Total
Net sales	$461,947	$127,800	$589,747
Operating income	37,260	34,118	71,378
Identifiable assets	512,594	345,150	857,744
Capital, license, trademark and other intangible expenditures	29,979	22,388	52,367
Depreciation and amortization	9,020	3,407	12,427
2005	Personal Care	Housewares (1)	Total
Net sales	$501,406	$80,143	$581,549
Operating income	76,993	25,031	102,024
Identifiable assets	506,957	304,492	811,449
Capital, license, trademark and other intangible expenditures	21,738	264,525	286,263
Depreciation and amortization	7,556	2,152	9,708

(1) Includes only operations from June 1, 2004 through February 28, 2005.

Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products. Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products. We use outside manufacturers to produce our goods. Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, and beauty supply retailers and wholesalers.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment. In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006. The costs of these functions were reflected in SG&A for the Housewares segment’s operating income. During the transitional period, we did not make an allocation of our corporate overhead to Housewares. For the fiscal year ended February 28, 2007, we began making an allocation of corporate overhead and distribution center expenses to Housewares in lieu of transition charges previously recorded. For the fiscal year ended February 28, 2007, we allocated expenses totaling $12,753 to the Housewares segment, some of which were previously absorbed by the Personal Care segment. For the fiscal year ended February 28, 2006 and nine months ended February 28, 2005, transition charges of $11,241 and $4,656 respectively, were used to compute the Housewares segment’s operating income.

NOTE 13 - SEGMENT INFORMATION, CONTINUED

Major expense categories presently allocated to the Housewares segment, in lieu of the transition services charges the Housewares segment incurred prior to March 1, 2006, include the following:

Customer Service;
Credit, Collection and Accounting;
Distribution Center and Equipment Costs;
Distribution Labor Charges; and
General and Administrative Overhead.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution center in Southaven, Mississippi. During the last quarter of fiscal 2007, we completed the process of consolidating our domestic appliance inventories into the same new distribution center. Because of these transitions, we have incurred, and will continue to incur, additional expenses that we believe will decline as operations in the new distribution center stabilize at some point later in fiscal 2008.

We are in the process of re-evaluating our allocation methodology, and plan to change our methodology in fiscal 2008 to better reflect the evolving economics of our operation. At that time, we expect the new methodology may result in some additional reduction in operating income for the Housewares segment, offset by an increase in the operating income for the Personal Care segment. Until we finalize our approach, the extent of this operating income impact between the segments cannot be determined.

Other items of income and expense, including income taxes, are not allocated to operating segments.

Our domestic and international net revenues from third parties and long-lived assets for the years ended the last day of February are as follows (in thousands):

	2007	2006	2005
NET SALES FROM THIRD PARTIES:
United States	$511,786	$487,620	$475,212
International	123,146	102,127	106,337
Total	$634,932	$589,747	$581,549

LONG-LIVED ASSETS:
United States	$507,379	$507,478	$497,135
International	25,675	39,092	28,153
Total	$533,054	$546,570	$525,288

Sales to our largest customer and its affiliates accounted for approximately 21, 22 and 25 percent of our net sales in fiscal 2007, 2006, and 2005, respectively. Sales to our second largest customer accounted for approximately 9, 10 and 8 percent of our net sales in fiscal 2007, 2006, and 2005, respectively. No other customers accounted for ten percent or more of net sales during those fiscal years.

Of our total sales to our largest customer and its affiliate, 92, 91 and 95 percent, were made within the United States during fiscal 2007, 2006, and 2005, respectively. All of our total sales to our second largest customer were made within the United States during fiscal 2007, 2006, and 2005.

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

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created. To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

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

During the third quarter of fiscal 2007, we decided to actively manage our floating rate debt using interest rate swaps (the “swaps”). We entered into three interest rate swaps that converted an aggregate notional principal of $225,000 from floating interest rate payments under our 5, 7 and 10 Year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $225,000 at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.36 percent on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

The swaps are considered 100 percent effective. Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive income” and will not be reclassified into earnings until the conclusion of the hedge. A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt. The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts. The settlement is recognized as a component of "Interest expense" in the consolidated statements of income.

NOTE 14 - FORWARD CONTRACTS, CONTINUED

The following table summarizes the various forward contracts and interest rate swap contracts that we designated as cash flow hedges and were open at the end of fiscal 2007 and 2006:

CASH FLOW HEDGES

February 28, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb 28, 2007	Market Value the Contract in U.S. Dollars of (Thousands)

				Range of Maturities
				From	To
Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	($533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	($83)
Subtotal										($616)
Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.36%)				($833)
Subtotal										($1,501)
Fair Value of Cash Flow Hedges										($2,117)

February 28, 2006
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb 28, 2007	Market Value the Contract in U.S. Dollars of (Thousands)

Range of Maturities
				From	To

Sell	Pounds	£10,000,000	1/26/2005	12/11/2006	2/9/2007	1.8700	1.7540	1.8228	1.7644	$584

NOTE 15 - NON-MONETARY TRANSACTIONS

We occasionally enter into barter transactions in which we exchange inventory for various services, usually advertising. During fiscal 2005, we entered into two such transactions in which we exchanged inventory with a book value of $1,011 for certain advertising credits. As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory's net book value, which approximated their fair value. As of February 28, 2006, all credits from the non-monetary transactions had been utilized. We have used $915 and $1,196 of barter related advertising credits during fiscal 2006 and 2005, respectively.

NOTE 16 - SALE OF TACTICA INTERNATIONAL, INC. AND SUBSEQUENT BANKRUPTCY

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

The marketable securities received in the Tactica sale carried a restriction that prevented us from disposing of the stock prior to July 31, 2005. Accordingly, these securities were classified as available for sale and included in the “Other assets” section of our consolidated balance sheets. At the end of the third quarter of fiscal 2005, we had continued to incur losses on the stock and we believed that the losses would be other than temporary. At that time, the stock had a market value of $420, and we recorded a $2,610 unrealized loss on the stock. In the first quarter of fiscal 2007, we reclassified the stock from available for sale to the trading securities line in our consolidated balance sheets. The stock had market values of $30, $90 and $120 at fiscal year ends 2007, 2006 and 2005, respectively. Unrealized losses on stock were $60, $30 and $2,910 for fiscal 2007, 2006 and 2005, respectively.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), provides accounting guidance for accounting for segments to be disposed of by sale and, in our circumstances, required us to report Tactica’s operating results, net of taxes, as a separate summarized component after income from continuing operations for fiscal 2005.

On October 21, 2004, Tactica filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Early in the fourth quarter of fiscal 2006, The U.S. Bankruptcy Court for the Southern District of New York approved Tactica’s bankruptcy reorganization plan, which among other things, required Helen of Troy to pay Tactica’s unsecured creditors $1,800. The schedule below shows how the liability was liquidated out of sums that were held in bankruptcy escrow:

Tactica International, Inc. Bankruptcy Settlement
(in thousands)
Funds due to the Company from escrow:
Income tax refund receivable	$2,908
Interest income on income tax refund receivable	463
Reimbursements due from Tactica's former minority shareholders	250
Total	3,621
Less amounts to be paid to unsecured creditors	(1,800)
Net proceeds received from escrow	$1,821

In connection with the above settlement, we recorded a net settlement loss of $1,550 on the Company’s books during fiscal 2006, and it is included in the line item entitled “Other expense, net” in the consolidated statement of income. We also incurred $378 of legal fees related to the Tactica bankruptcy during fiscal 2006. These legal fees were expensed as incurred and included in the line entitled “Selling, general, and administrative expense” in the consolidated statement of income.

NOTE 17 - 401(k) DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the US and other countries where we have employees. Total matching contributions made to these savings plans for the fiscal years ended 2007, 2006 and 2005 were $467, $643 and $581, respectively.

NOTE 18 - SUBSEQUENT EVENTS

Effective May 1, 2007, we acquired certain assets and liabilities of Belson Products, the professional salon division of Applica Consumer Products, Inc. for an estimated net cash purchase price of $36,500. This transaction was accounted for as a purchase of a business and was paid for out of available cash on hand. Net assets acquired consist principally of accounts receivable, finished goods inventories, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, a covenant not-to-compete, less certain product related operating accruals and liabilities. We have begun the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price.

Belson Products is a supplier of personal care products to the professional salon industry. Belson Products markets its professional products to major beauty suppliers and other major distributors under brand names, including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®. Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears. Belson Products are principally distributed throughout the United States, as well as Canada and the United Kingdom.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to cost and expenses [1]	Charged to revenues	Deductions [2]	Balance at End of Year

Year ended February 28, 2007
Allowance for accounts receivable	$850	$586	$-	$434	$1,002

Year ended February 28, 2006
Allowance for accounts receivable	$2,167	$648	$-	$1,965	$850

Year ended February 28, 2005
Allowance for accounts receivable	$1,100	$1,728	$-	$661	$2,167

[1] Represents periodic charges to the provision for doubtful accounts.

[2] Represents write offs of doubtful accounts net of recoveries of previously reserved amounts.

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

In the process of our evaluation, among other matters, we considered the existence of any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely effect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

The management reports on internal control over financial reporting and the attestation report of the independent registered public accounting firm required by this item are set forth under Item 8 of this report on pages 54 through 56, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement is incorporated by reference in response to this Item 10, as noted below:

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

ITEM 11. EXECUTIVE COMPENSATION

Information set forth under the captions “Executive Compensation”; “Employment Contract for Chairman of the Board, Chief Executive Officer and President”; and “Compensation Discussion and Analysis” in our Proxy Statement is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement is incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance, The Board, Board Committees and Meetings” in our Proxy Statement is incorporated by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption “Audit and Other Fees Paid to our Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See "Index to Consolidated Financial Statements" under Item 8 on page 53 of this report

	2.	Financial Statement Schedule: See "Schedule II" on page 94 of this report

	3.	Exhibits

The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2007 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibits preceded by cross (†) are management contracts or compensatory plans or arrangements.

3.1
Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the "1993 S-4")).

3.2
Bye-Laws, as Amended (incorporated by reference to Exhibit 4.2 to Helen of Troy Limited's Registration Statement on Form S-8, File Number 333-128832, filed with the Securities and Exchange Commission on October 10, 2005).

4.1
Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 1998).

10.1†	Form of Directors' and Executive Officers' Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).
10.2†	1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the 1993 S-4).
10.3
Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation's Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the "November 1992 10-Q")).

10.4	Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).
10.5	Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).
10.6	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.7	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.8	First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to the 1993 10-K).
10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.11
Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited's Quarterly Report on Form 10-Q for the period ending November 30, 1996).

10.12†
Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited's Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

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

10.16†
Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, dated August 26, 2003 (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited's Quarterly Report on Form 10-Q for the period ended August 31, 2003 (the “August 2003 10-Q”)).

10.17
Credit Agreement, dated as of June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2004).

10.18
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

10.20†
Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2005).

10.21
Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited's Quarterly Report on Form 10-Q for the period ended November 30, 2005 (the “November 2006 10-Q”)).

10.22†
Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.23†	Form of Helen of Troy Limited Nonstatutory Stock Option Agreement.
10.24†	Form of Helen of Troy Limited Incentive Stock Option Agreement.
10.25
Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2006 10-Q).

10.26
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
Gerald J. Rubin, Chairman,
Chief Executive Officer and Director May 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer May 14, 2007
May 14, 2007

/s/ Richard J. Oppenheim	/s/ Stanlee N. Rubin
Richard J. Oppenheim	Stanlee N. Rubin
Financial Controller and Principal Accounting	Director
Officer	May 14, 2007
May 14, 2007

/s/ Byron H. Rubin	/s/ Gary B. Abromovitz
Byron H. Rubin	Gary B. Abromovitz
Director	Director, Deputy Chairman of the Board
May 14, 2007	May 14, 2007

/s/ John B. Butterworth	/s/ Adolpho R. Telles
John B. Butterworth	Adolpho R. Telles
Director	Director
May 14, 2007	May 14, 2007

/s/ Darren G. Woody	/s/ Timothy F. Meeker
Darren G. Woody	Timothy F. Meeker
Director	Director
May 14, 2007	May 14, 2007

INDEX TO EXHIBITS

The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2007 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibits preceded by cross (†) are management contracts or compensatory plans or arrangements.

3.1
Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the "1993 S-4")).

3.2
Bye-Laws, as Amended (incorporated by reference to Exhibit 4.2 to Helen of Troy Limited's Registration Statement on Form S-8, File Number 333-128832, filed with the Securities and Exchange Commission on October 10, 2005).

4.1
Rights Agreement, dated as of December 1, 1998, between Helen of Troy Limited and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 1998).

10.1†	Form of Directors' and Executive Officers' Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).
10.2†	1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the 1993 S-4).
10.3
Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation's Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the "November 1992 10-Q")).

10.4	Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).
10.5	Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).
10.6	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.7	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.8	First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to the 1993 10-K).
10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.11
Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited's Quarterly Report on Form 10-Q for the period ending November 30, 1996).

10.12†
Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited's Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

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

10.16†
Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, dated August 26, 2003 (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited's Quarterly Report on Form 10-Q for the period ended August 31, 2003 (the “August 2003 10-Q”)).

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

10.20†
Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2005).

10.21
Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited's Quarterly Report on Form 10-Q for the period ended November 30, 2005 (the “November 2006 10-Q”)).

10.22†
Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.23†	Form of Helen of Troy Limited Nonstatutory Stock Option Agreement.
10.24†	Form of Helen of Troy Limited Incentive Stock Option Agreement.
10.25
Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2006 10-Q).

10.26
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