Form 10-Q
period 2007-05-31
HELEN OF TROY LTD
filed 2007-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ________ to ________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2007
Common Shares, $0.10 par value per share	30,391,606 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX - FORM 10-Q

			Page
PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets
		as of May 31, 2007 and February 28, 2007	3

		Consolidated Condensed Statements of Income
		for the Three Months Ended
		May 31, 2007 and May 31, 2006	4

		Consolidated Condensed Statements of Cash Flows
		for the Three Months Ended
		May 31, 2007 and May 31, 2006	5

		Consolidated Condensed Statements of Comprehensive Income
		for the Three Months Ended
		May 31, 2007 and May 31, 2006	6

		Notes to Consolidated Condensed Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	27

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4	Controls and Procedures	42

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	43

	Item 1A	Risk Factors	44

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 6	Exhibits	45

	Signatures		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except shares and par value)
	May 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,169	$35,455
Temporary investments	30,250	55,750
Trading securities, at market value	134	189
Receivables - principally trade, less allowance of $1,075 and $1,002	111,500	115,896
Inventories	156,214	144,070
Prepaid expenses and other assets	11,105	8,379
Deferred income tax benefits	11,009	13,479
Total current assets	349,381	373,218

Property and equipment, at cost less accumulated depreciation of $37,891 and $35,325	95,405	96,669
Goodwill	212,496	201,002
Trademarks, net of accumulated amortization of $232 and $230	166,909	158,061
License agreements, net of accumulated amortization of $16,313 and $15,953	26,002	26,362
Other intangible assets, net of accumulated amortization of $4,975 and $4,561	16,573	14,653
Tax certificates	25,144	25,144
Other assets	11,040	11,163
Total assets	$902,950	$906,272

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable, principally trade	34,471	37,779
Accrued expenses and current liabilities	52,940	62,384
Income taxes payable	25,660	24,924
Total current liabilities	123,071	135,087

Long-term compensation liabilities	1,285	2,095
Long-term income taxes payable	9,313	-
Deferred income tax liability	894	1,673
Long-term debt, less current portion	240,000	240,000
Total liabilities	374,563	378,855

Commitments and contingencies (See Notes 3, 12, 14, 15 and 18)

Stockholders' equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $.10 par. Authorized 50,000,000 shares; 30,328,456 and 30,286,406 shares issued and outstanding	3,033	3,029
Additional paid-in-capital	89,867	94,951
Retained earnings	435,209	431,003
Accumulated other comprehensive income	278	(1,566)
Total stockholders' equity	528,387	527,417
Total liabilities and stockholders' equity	$902,950	$906,272

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income (unaudited)
(in thousands, except per share data)
	Three Months Ended May 31,
	2007	2006

Net sales	$140,170	$130,441
Cost of sales	80,152	72,500
Gross profit	60,018	57,941

Selling, general, and administrative expense	45,717	47,025
Operating income	14,301	10,916

Other income (expense):
Interest expense	(4,113)	(4,506)
Other income, net	1,254	790
Total other income (expense)	(2,859)	(3,716)

Earnings before income taxes	11,442	7,200

Income tax expense (benefit):
Current	592	939
Deferred	733	(418)
Net earnings	$10,117	$6,679

Earnings per share:
Basic	$0.33	$0.22
Diluted	$0.32	$0.21

Weighted average common shares used in computing net earnings per share
Basic	30,294	30,022
Diluted	32,035	31,460

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)
	Three Months Ended May 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$10,117	$6,679
Adjustments to reconcile net earnings to net cash (used) / provided by operating activities:
Depreciation and amortization	3,524	3,880
Provision for doubtful receivables	73	(228)
Share-based compensation expense	190	187
Unrealized (gain) / loss - trading securities	55	(60)
Deferred taxes, net	583	(458)
Gain on the sale of property, plant and equipment	-	(422)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	11,772	(6,722)
Inventories	(3,718)	4,382
Prepaid expenses and other assets	(4,228)	(2,845)
Other assets	(408)	(298)
Accounts payable	(3,298)	2,352
Accrued expenses and current liabilities	(7,843)	(6,046)
Income taxes payable	(1,909)	542
Net cash provided by operating activities	4,910	943

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(1,111)	(1,700)
Acquisitions of business	(36,500)	-
Proceeds from the sale of property, plant and equipment	-	666
Purchase of temporary securities	(57,350)	(15,000)
Sale of temporary securities	82,850	15,000
Net cash used by investing activities	(12,111)	(1,034)

Cash flows from financing activities:
Proceeds from debt	-	7,660
Proceeds from exercise of stock options, including related tax benefits	864	143
Share-based compensation tax benefit	51	40
Net cash provided by financing activities	915	7,843

Net (decrease) / increase in cash and cash equivalents	(6,286)	7,752
Cash and cash equivalents, beginning of period	35,455	18,320
Cash and cash equivalents, end of period	$29,169	$26,072

Supplemental cash flow disclosures:
Interest paid	$3,847	$3,707
Income taxes paid (net of refunds)	$2,516	$396

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements Of Comprehensive Income (unaudited)
(in thousands)
	Three Months Ended May 31,
	2007	2006

Net earnings, as reported	$10,117	$6,679
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest Rate Swaps	1,941	-
Cash flow hedges - Foreign Currency	(97)	(922)
Comprehensive income	$11,961	$5,757

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2007

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2007 and February 28, 2007, and the results of our consolidated operations for the three month periods ended May 31, 2007 and 2006. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

Note 2 - New Accounting Pronouncements

New Accounting Standards Currently Adopted

Effects of Misstatements - In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, only if material under the dual method. We were not required to record any adjustments upon the application of SAB 108.

Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 at the beginning of the first quarter of fiscal 2008, and the details of our adoption of FIN 48 are described in Note 12.

New Accounting Standards Subject to Future Adoption

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the EITF reached a consensus on EITF Issue No. 06-4 ("EITF 06-4"), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires the application of the provisions of SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is currently effective for fiscal years beginning after December 15, 2007. We have certain life insurance policies which may be subject to the provisions of this new pronouncement and are currently determining the effect, if any, the adoption of EITF 06-4 will have on our financial statements.

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

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No.159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

Liability Recognition on Collateral Assignment Split-Dollar Life Insurance Arrangements - In March 2007, the EITF reached a consensus on EITF Issue No. 06-10 ("EITF 06-10"), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements," which provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have certain life insurance policies which may be subject to the provisions of this new pronouncement and are currently determining the effect, if any, the adoption of EITF 06-10 will have on our financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective are either not applicable to the Company at this time, or will not have a material impact on our consolidated condensed financial statements upon adoption.

Note 3 - Litigation

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of any alleged insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ alleged insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.

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

On May 15, 2006, the Company filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On May 24, 2007, the motion to dismiss was denied. The discovery phase of the litigation is now underway.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 - Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effects of dilutive securities. The number of dilutive securities was 1,740,309 and 1,437,418 for the three month periods ended May 31, 2007 and 2006, respectively. All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 284,379 and 908,580 at May 31, 2007 and 2006, respectively.

Note 5 - Segment Information

In the tables that follow, we present two segments: Personal Care and Housewares. Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products. Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products. We use outside manufacturers to produce our goods. Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our 2007 Annual Report on Form 10-K.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2007 AND 2006
(in thousands)
May 31, 2007	Personal Care	Housewares	Total
Net sales	$106,812	$33,358	$140,170
Operating income	8,872	5,429	14,301
Capital, license, trademark and other intangible expenditures	314	797	1,111
Depreciation and amortization	2,368	1,156	3,524

May 31, 2006	Personal Care	Housewares	Total
Net sales	$105,324	$25,117	$130,441
Operating income	6,192	4,724	10,916
Capital, license, trademark and other intangible expenditures	1,182	518	1,700
Depreciation and amortization	2,619	1,261	3,880

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT MAY 31, 2007 AND FEBRUARY 28, 2007
(in thousands)
	Personal Care	Housewares	Total
May 31, 2007	$560,374	$342,576	$902,950
February 28, 2007	554,295	351,977	906,272

Operating income for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The selling, general, and administrative expenses used to compute each segment's operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi. In the last quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the same facility.

Throughout fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008. We believe the new method better reflects the economics of our newly consolidated operations. The table below summarizes the expense allocations made to the Housewares segment for the three months ended May 31, 2007 compared to the same period in the previous year. Some of these expenses were previously absorbed by the Personal Care segment.

Housewares Segment Expense Allocation
(in thousands)
	Three Months Ended May 31,
	2007	2006
Distribution and sourcing expense	$2,854	$1,427
Other operating and corporate overhead expense	1,326	998
Total allocated expenses	$4,180	$2,425

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.6%	5.7%
Other operating and corporate overhead expense	4.0%	4.0%
Total allocated expenses	12.5%	9.7%

Note 6 - Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT
(in thousands)
	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2007	2007
Land	-	$9,537	$9,537
Building and improvements	10 - 40	62,917	62,666
Computer and other equipment	3 - 10	41,388	41,265
Molds and tooling	1 - 3	7,281	6,538
Transportation equipment	3 - 5	3,957	3,912
Furniture and fixtures	5 - 15	8,005	7,815
Construction in process	-	211	261
		133,296	131,994
Less accumulated depreciation		(37,891)	(35,325)
Property and equipment, net		$95,405	$96,669

We recorded depreciation of $2,566 and $2,428 for the three month periods ended May 31, 2007 and 2006, respectively.

Note 7 - Intangible Assets

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We also perform an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. We completed our annual impairment test during the first quarter of fiscal 2008, and have determined that none of our goodwill or other intangible assets were impaired at that time.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS
(in thousands)
			May 31, 2007			February 28, 2007
Type / Description	Segment	Estimated Life	Gross Carrying Amount	Accumulated Amortization (if Applicable)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (if Applicable)	Net Carrying Amount

Goodwill:
OXO	Housewares	Indefinite	$166,131	$-	$166,131	$165,934	$-	$165,934
All other goodwill	Personal Care	Indefinite	46,365	-	46,365	35,068	-	35,068
			212,496	-	212,496	201,002	-	201,002

Trademarks:
OXO	Housewares	Indefinite	75,554	-	75,554	75,554	-	75,554
Brut	Personal Care	Indefinite	51,317	-	51,317	51,317	-	51,317
All other - definite lives	Personal Care	[1]	338	(232)	106	338	(230)	108
All other - indefinite lives	Personal Care	Indefinite	39,932	-	39,932	31,082	-	31,082
			167,141	(232)	166,909	158,291	(230)	158,061

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	18,000	18,000	-	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(16,313)	8,002	24,315	(15,953)	8,362
			42,315	(16,313)	26,002	42,315	(15,953)	26,362

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,313	(4,938)	14,375	19,214	(4,561)	14,653
	Personal Care	3 - 8 Years	2,235	(37)	2,198	-	-	-
			21,548	(4,975)	16,573	19,214	(4,561)	14,653

Total			$443,500	$(21,520)	$421,980	$420,822	$(20,744)	$400,078

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ending May 31, 2007 and 2006, as well as our latest estimate of amortization expense for the fiscal years ending the last day of February 2008 through 2013.

AMORTIZATION OF INTANGIBLES
(in thousands)
Aggregate Amortization Expense
For the three months ended
May 31, 2007	$776
May 31, 2006	$815

Estimated Amortization Expense
For the fiscal years ended
February 2008	$3,276
February 2009	$3,100
February 2010	$3,056
February 2011	$2,372
February 2012	$2,224
February 2013	$2,190

NOTE 8 - Acquisitions And New Trademark License Agreements

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets and liabilities of Belson Products (“Belson”), the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of estimated liabilities. This transaction was accounted for as a purchase of a business and was paid for out of available cash on hand. Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®. Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears. Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom. We believe that Belson’s portfolio of professional salon products, in addition to our existing Helen of Troy professional products, will continue to strengthen our leadership position in the professional distribution channels.

Net assets acquired consist principally of accounts receivable, finished goods inventories, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, a covenant not-to-compete, less certain customer related operating accruals and liabilities. The following schedule presents the initial net assets of Belson acquired at closing:

Belson Products - Net Assets Acquired on May 1, 2007
(in thousands)
Accounts receivable, net	$7,449
Inventories	8,426
Fixed assets	139
Trademarks, goodwill and other intangible assets	22,381
Total assets acquired	38,395
Less: Current liabilities assumed	(1,895)
Net assets acquired	$36,500

We are in the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price. Based on our preliminary analysis, we believe that a significant portion of the purchase price will be allocated to assets having indefinite economic lives. We expect to complete our analysis during fiscal 2008.

Bed Head® by TIGI and Toni&Guy® - On December 6, 2006, we entered into licensing arrangements with MBL/TIGI Products, L.P. and MBL/Toni&Guy Products L.P. for the use of the Bed Head® by TIGI and Toni&Guy® trademarks for personal care products in the Western Hemisphere. We plan on introducing a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products. We have begun marketing in the United States, and plan to market in the remainder of the Western Hemisphere. Initial domestic product shipments began during the first fiscal quarter of 2008.

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

Note 9 - Short Term Debt

We entered into a five year Revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, with Bank of America, N.A. and other lenders. Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America's prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the "Leverage Ratio" at the time of the borrowing. The "Leverage Ratio" is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period of the four consecutive fiscal quarters most recently ended. The credit line allows for the issuance of letters of credit up to $10,000. We incur loan commitment fees at a current rate of 0.30 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.125 percent per annum on the face value of the letter of credit. On June 7, 2007, we gave notice to permanently reduce our Revolving Line of Credit Agreement from $75,000 to $50,000. Outstanding letters of credit reduce the borrowing limit dollar for dollar. During fiscal 2007, we did not draw on the Revolving Line of Credit. As of May 31, 2007, there were no revolving loans and $1,260 of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA. These covenants effectively limited our ability to incur no more than $66,923 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. The agreement is unconditionally guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries. Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of May 31, 2007, we were in compliance with the terms of this agreement.

Note 10 - Accrued Expenses and Current Liabilities

A summary of accrued expenses was as follows:

ACCRUED EXPENSES AND CURRENT LIABILITIES
(in thousands)
	May 31,	February 28,
	2007	2007
Accrued discounts and allowances	$22,573	$25,054
Accrued compensation	3,632	8,889
Accrued advertising	9,145	9,269
Accrued interest	2,917	2,833
Accrued royalties	1,214	2,549
Accrued professional fees	1,430	1,218
Accrued benefits and payroll taxes	1,388	1,438
Accrued freight	1,297	1,390
Accrued property, sales and other taxes	1,351	831
Foreign currency contracts	789	616
Interest rate swaps	-	1,501
Other	7,204	6,796
Total Accrued Expenses and Current Liabilities	$52,940	$62,384

Note 11 - Product Warranties

The Company's products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $5,856 and $6,450 as of May 31, 2007 and February 28, 2007, respectively. We estimate our warranty accrual using historical trends, which we believe are the most reliable method by which we can estimate our warranty liability.

The following table summarizes the activity in the Company's accrual for the three month period ended May 31, 2007 and fiscal year ended February 28, 2007:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)
	May 31, 2007	February 28, 2007
	(Three Months)	(Year)
Balance at the beginning of the period	$6,450	$7,373
Additions to the accrual	5,607	18,080
Reductions of the accrual - payments and credits issued	(6,201)	(19,003)
Balance at the end of the period	$5,856	$6,450

Note 12 - Income Taxes

Hong Kong Income Taxes - On May 10, 2006, the Inland Revenue Department (the “IRD”) of Hong Kong and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997. This agreement was subsequently approved by the IRD’s Board of Review. For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest. Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability. As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest. During the second quarter of fiscal 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

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

United States Income Taxes - The IRS is auditing our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in our consolidated financial statements.

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

Uncertainty in Income Taxes - The calculation of our tax liabilities involves dealing with uncertainties in the application of other complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are not probable, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Effective March 1, 2007, we adopted FIN 48, which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.

Upon adopting FIN 48, we recorded a $12,055 increase in the liability for unrecognized tax benefits (including interest and penalties), and corresponding reductions to retained earnings and additional paid-in-capital in the amounts of $5,911 and $6,144, respectively. Amounts charged against additional paid-in-capital related to the tax effect of stock compensation expense that was originally recorded as an increase to paid-in-capital.

Upon adoption of FIN 48, we had approximately $39,387 of total gross unrecognized tax benefits, of which $32,913 would impact the effective tax rate, if recognized. With the adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. Included in our total gross unrecognized tax benefits we had approximately $4,783 accrued for penalties and $307 accrued for interest, net of tax benefits. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of March 1, 2007, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdicton	Examinations in Process	Open Years
Hong Kong	1998- 2003	2004	-	2007
Mexico	- None -	2003	-	2007
United Kingdom	2005	2006	-	2007
United States	2003- 2005	2006	-	2007

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits may materially change by the end of fiscal 2008 due to issues pending settlement with the IRS. Depending on the outcome of the settlement negotiations, estimates including accrued penalties and interest, net of tax benefits where applicable, range from a $7,600 decrease to a $11,600 increase in unrecognized tax benefits.

Note 13 - Long Term-Debt

A summary of long-term debt was as follows:

LONG TERM DEBT
(in thousands)
		Range of Interest Rates
	Original Date Borrowed	Quarter Ended May 31, 2007	Fiscal 2007	Latest Rate Payable	Matures	May 31, 2007	February 28, 2007

$40,000 unsecured Senior Note Payable at a
fixed interest rate of 7.01%. Interest payable
quarterly, principal of $10,000 payable
annually beginning on January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$10,000	$10,000

$15,000 unsecured Senior Note Payable at a
fixed interest rate of 7.24%. Interest payable
quarterly, principal of $3,000 payable
annually beginning on July 2008.	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis			5.37%
points. Principal is due at maturity. Notes			to
can be prepaid without penalty. (1)	06/04	5.89%	6.35%	5.89%	06/09	100,000	100,000

$50,000 unsecured floating interest rate 7
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 85 basis			5.37%
points. Principal is due at maturity. Notes can			to
be prepaid without penalty. (1)	06/04	5.89%	6.35%	5.89%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10
Year Senior Notes. Interest set and payable
quarterly at three-month LIBOR plus 90 basis			5.42%
points. Principal is due at maturity. Notes can			to
be prepaid without penalty. (1)	06/04	6.01%	6.40%	6.01%	06/14	75,000	75,000
						250,000	250,000
Less current portion of long-term debt						(10,000)	(10,000)
Long-term debt, less current portion						$240,000	$240,000

(1) Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

On September 28, 2006, we entered into interest rate hedge agreements in conjunction with our outstanding unsecured floating interest rate $100,000, 5 year; $50,000, 7 year; and $75,000, 10 year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes.

The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Under our swaps, we agree with other parties to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt. Under these swap agreements, we pay the fixed rates and receive the floating rates. The swaps settle quarterly and terminate upon maturity of the related debt. The swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.

All of our long-term debt is unconditionally guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $66,923 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. As of May 31, 2007, we are in compliance with all the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE
(in thousands)
	Three Months Ended May 31,
	2007	2006
Interest and commitment fees	$4,098	$4,317
Deferred finance costs	182	189
Interest rate swap settlements	(167)	-
Total interest expense	$4,113	$4,506

Note 14 - Contractual Obligations

Our contractual obligations and commercial commitments, as of May 31, 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:
(in thousands)
		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$25,000	$10,000	$3,000	$3,000	$3,000	$3,000	$3,000
Term debt - floating rate (1) (2)	225,000	-	-	100,000	-	50,000	75,000
Long-term incentive plan payouts	2,614	1,611	843	160	-	-	-
Interest on floating rate debt (1)	56,226	13,343	13,343	7,943	7,453	4,753	9,391
Interest on fixed rate debt	3,861	1,553	896	679	462	244	27
Open purchase orders	80,096	80,096	-	-	-	-	-
Minimum royalty payments	69,713	2,636	6,840	8,393	8,110	7,800	35,934
Advertising and promotional	72,921	9,237	5,797	7,542	7,199	7,366	35,780
Operating leases	11,692	1,915	1,170	1,236	928	943	5,500
Open letters of credit pending settlement	1,063	1,063	-	-	-	-	-
Other	250	250	-	-	-	-	-
Total contractual obligations	$548,436	$121,704	$31,889	$128,953	$27,152	$74,106	$164,632

(1)
The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 13, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 year; $50,000, 7 year; and $75,000, 10 year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates. On June 8, 2007, we amended our interest rate swap agreement, concurrent with a notice to prepay $25,000 of our $100,000 5 year floating rate Senior notes, reducing the notional amount of the swap contracts from $100,000 to $75,000, and recording a gain of $163 upon the liquidation of our position in $25,000 of swaps. The gain will be recorded as a component of “Interest expense” for the fiscal quarter ending August 31, 2007. The remaining interest rate swaps are considered highly effective and will continue to be accounted for as cash flow hedges.

(2)
On June 8, 2007, we gave notice to prepay $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty. This prepayment was made on June 29, 2007. The amount prepaid will reduce the amount due in June 2009 from $100,000 to $75,000.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2017. Certain of the leases contain escalation clauses and renewal or purchase options.

Rent expense related to our operating leases was $675 and $1,073 for the three month periods ended May 31, 2007 and 2006, respectively.

Note 15 - Foreign Currency Contracts and Interest Rate Swaps

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three month periods ended May 31, 2007 and 2006, we transacted approximately 15 percent of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

During the third quarter of fiscal 2007, we decided to manage our floating rate debt using interest rate swaps (the “swaps”). We entered into three interest rate swaps that converted an aggregate notional principal of $225,000 from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $225,000 at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 5.35 percent as of May 31, 2007 on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

The swaps are considered highly effective. Unrealized gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive income” and will not be reclassified into earnings until the conclusion of the hedge. A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt. The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts. The settlement is recognized as a component of "Interest expense" in the consolidated statements of income.

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at May 31, 2007 and February 28, 2007:

CASH FLOW HEDGES
May 31, 2007
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at May 31,	Weighted Average Forward Rate	Weighted Average Forward Rate at May 31,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2007	at Inception	2007	(Thousands)
Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9796	1.9010	1.9709	($699)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9796	1.9242	1.9550	($154)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9796	1.9644	1.9517	$64
Subtotal										($789)
Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.35%)				$359
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.35%)				$330
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.35%)				$750
Subtotal										$1,439
Fair Value of Cash Flow Hedges										$650

February 28, 2007
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2007	Inception	Feb. 28, 2007	(Thousands)
Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	($533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	($83)
Subtotal										($616)
Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.36%)				($833)
Subtotal										($1,501)
Fair Value of Cash Flow Hedges										($2,117)

The Company is exposed to credit risk in the event of non-performance by the other party (a large financial institution) to its current existing forward and swap contracts. However, the Company does not anticipate non-performance by the other party.

Note 16 - Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009. During the fiscal quarters ended May 31, 2007 and 2006, respectively, we did not repurchase any common shares. From September 1, 2003 through May 31, 2007, we have repurchased 1,563,836 shares at a total cost of $45,612, or an average price per share of $29.17. An additional 1,436,164 shares remain authorized for purchase under this plan.

Note 17 - Share-Based Compensation Plans

The Company has equity awards outstanding under four share-based compensation plans. The plans consist of two employee stock option and restricted stock plans, a non-employee director stock option plan, and an employee stock purchase plan. The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Under stock option and restricted stock plans adopted in 1994 and 1998, as amended (the "1994 Plan" and the "1998 Plan," respectively), we have reserved a total of 14,750,000 common shares for issuance to key officers and employees. Under these plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. Both plans contain provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1994 Plan and the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. As of May 31, 2007, 238,786 shares remained available for issue under the 1998 plan and options for 6,685,808 common shares were outstanding under these plans. The 1998 Plan will terminate in August of 2008.

Under a stock option plan for non-employee directors (the "Directors’ Plan") adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors' Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors' Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. As of May 31, 2007, options for 260,000 common shares were outstanding under this plan.

Under an employee stock purchase plan (the "Stock Purchase Plan"), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. No shares were issued during the fiscal quarter ended May 31, 2007, and as of that date, 307,386 shares remained available for future issue under the plan. The Stock Purchase Plan will terminate in July of 2008.

The Company recorded stock-based compensation expense in selling, general and administrative expense for the three months ended May 31, 2007 and 2006, respectively, as follows:

SHARE BASED PAYMENT EXPENSE
(in thousands, except per share data)
	Three Months Ended May 31,
	2007	2006
Stock options	$190	$187
Employee stock purchase plan	-	-
Share-based payment expense	$190	$187

Share-based payment expense, net of income tax benefits of $51 and $40
for the three months ended May 31, 2007 and 2006, respectively.	$139	$147

Earnings per share impact of share based payment expense:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three month periods ended May 31, 2007 and 2006:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED
	Three Months Ended May 31,
	2007	2006
Weighted average fair value of grants (in dollars)	$9.23	$8.22
Risk free interest rate	4.65%	4.32%
Dividend yield	0.00%	0.00%
Expected volatility	37.21%	40.21%
Weighted average expected life (in years)	3.89	4.32

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share based payments”) are determined. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share based payments. The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to at this time. Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share based payments. The Company uses its historical experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination and holding period behavior for fair value expensing purposes.

Employee share purchases vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

A summary of option activity as of May 31, 2007, and changes during the three months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY
(in thousands, except contractual term and per share data)
				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Term	Intrinsic
	Options	Price	Fair Value	(in years)	Value
Outstanding at February 28, 2007	6,751	$15.01	$5.57	3.87	$56,211
Granted	245	26.14
Exercised	(42)	(18.23)			336
Forfeited / expired	(8)	(16.10)
Outstanding at May 31, 2007	6,946	$15.39	$5.70	3.78	$83,162

Exerciseable at May 31, 2007	6,378	$14.75	$5.47	3.41	$80,439

A summary of non-vested option activity as of May 31, 2007, and changes during the three month period then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)
		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value
Outstanding at February 28, 2007	344	$7.41
Granted	245	9.23
Vested or forfeited	(21)	(5.04)
Outstanding at May 31, 2007	568	$8.28

A summary of the Company’s total unrecognized share-based compensation cost as of May 31, 2007 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE
(in thousands, except weighted average expense period data)
		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)
Stock options	$3,794	49.5

Note 18 - Prepayment of Debt, Reduction of Revolving Line of Credit Commitment and Associated Transactions

On June 8, 2007, we gave notice to prepay $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty. This prepayment was made on June 29, 2007. On June 8, concurrent with the notice to prepay, we amended a related interest rate swap agreement, reducing the notional amount of the swap contracts from $100,000 to $75,000, and recording a gain of $163 upon the liquidation of our position in $25,000 of swaps. The gain will be recorded as a component of “Interest expense” for the fiscal quarter ending August 31, 2007. The remaining interest rate swaps are considered highly effective and will continue to be accounted for as cash flow hedges.

Also, on June 7, 2007, based upon a review of our expected cash flows, we gave notice to permanently reduce our Revolving Line of Credit Agreement commitment by $25,000 to $50,000. The reduction of the commitment will result in a proportionate decline in the future cost of associated commitment fees under the facility.

In connection with the prepayment of debt and the reduction of our Revolving Line of Credit, we will write off $282 in associated unamortized deferred finance fees. This expense will be recorded as a component of “Interest expense” for the fiscal quarter ending August 31, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk", "Information Regarding Forward Looking Statements", Part II, Item 1A, “Risk Factors” and in the Company's most recent Annual Report on Form 10-K. This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007.

OVERVIEW OF THE QUARTER'S ACTIVITIES:

Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to average approximately 20 percent of the year's total on a historical basis. Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third quarter.

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

Effective May 1, 2007, we acquired certain assets and liabilities of Belson Products (“Belson”), the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of certain liabilities. This transaction was accounted for as a purchase of business and was paid for out of available cash on hand. Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names, including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®. Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears. Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom. We are currently integrating the Belson operation into our business structure and systems and expect to have the integration substantially completed by the end of the current fiscal year. We believe that Belson’s portfolio of professional salon products, in addition to our existing Helen of Troy professional products, will continue to strengthen our leadership position in the professional distribution channels.

After a year of focus on our domestic distribution infrastructure, we believe we are now starting to see the benefits of our investment. Our overall distribution cost as a percentage of net sales was 5.2% for the fiscal quarter ended May 31, 2007 compared to 6.2% for the fiscal quarter ended May 31, 2006. Domestic distribution will continue to remain an area of focus in fiscal 2008 as we determine the best long-term strategy for managing the additional inventory we acquired through the Belson acquisition.

In the first fiscal quarter of 2008, we began efforts to streamline our supply chain and simplify new product development procedures, particularly in our Far East operations. In the Personal Care segment, we are evaluating the sourcing of certain fragrance and grooming products in China. In the Housewares segment, we are gradually transitioning some of our U.S. based sourcing infrastructure to our existing supply chain operations in the Far East. Over the long term, we believe these efforts are opportunities to improve our cost structure while maintaining our commitment to offer high quality, affordability, and effective customer service with the products we ship. However, we do not expect to realize any material cost savings through these efforts during fiscal 2008.

Highlights of the three months ended May 31, 2007 follow:

•
Consolidated net sales for the fiscal quarter ended May 31, 2007 increased 7.5 percent to $140,170 compared to $130,441 for the same period last year. Our Housewares segment contributed $8,241 or 6.3 percentage points to net sales growth, while our Personal Care segment contributed $1,488 or 1.2 percentage points of net sales growth. Our Housewares segment’s first fiscal quarter performance compares to a weak first fiscal quarter in the prior fiscal year when distribution center shipping issues resulted in an estimated loss of between $4.5 to $5 million in net sales for the prior year fiscal quarter. A portion of these sales were subsequently shipped in the second fiscal quarter of the prior year.

•
Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended May 31, 2007 decreased 1.6 percentage points to 42.8 percent compared to 44.4 percent for the same period last year. Gross margins in our core personal care appliance category were relatively flat when compared to the same period last year. Gross margins in grooming, skin care, and hair products, and brushes, combs, and accessories categories were lower when compared to the same period last year due to the impact of higher raw materials costs combined with pricing pressures, including increased customer incentives. Gross margins for the Housewares segment were lower due primarily to product mix shifts and higher cost of goods.

•
Selling, general and administrative expense as a percentage of net sales for the fiscal quarter ended May 31, 2007 decreased 3.5 percentage points to 32.6 percent compared to 36.1 percent for the same period last year. The improvement for the three months ended May 31, 2007 compared to the same period last year is mostly due to an improved distribution cost structure, outbound freight cost improvements, and lower information technology outsourcing costs.

•
Our financial position continues to strengthen when compared to our financial position at May 31, 2006. Total assets increased 4.0 percent, or $34,456 to $902,950 at May 31, 2007 when compared with May 31, 2006. Our working capital position improved $28,179 to $226,310 at May 31, 2007 compared with May 31, 2006. Total current and long-term debt outstanding at May 31, 2007 was $250,000 compared to $272,634 outstanding at May 31, 2006. Total stockholders’ equity was $528,387 at May 31, 2007 compared to $481,515 at May 31, 2006.

RESULTS OF OPERATIONS

Comparison of fiscal quarter ended May 31, 2007 to the same period ended May 31, 2006.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

SELECTED OPERATING DATA
(dollars in thousands)
	Quarter Ended May 31,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006
Net sales
Personal Care Segment	$106,812	$105,324	$1,488	1.4%	76.2%	80.7%
Housewares Segment	33,358	25,117	8,241	32.8%	23.8%	19.3%
Total net sales	140,170	130,441	9,729	7.5%	100.0%	100.0%
Cost of sales	80,152	72,500	7,652	10.6%	57.2%	55.6%
Gross profit	60,018	57,941	2,077	3.6%	42.8%	44.4%

Selling, general, and administrative expense	45,717	47,025	(1,308)	-2.8%	32.6%	36.1%
Operating income	14,301	10,916	3,385	31.0%	10.2%	8.4%

Other income (expense):
Interest expense	(4,113)	(4,506)	393	-8.7%	-2.9%	-3.5%
Other income, net	1,254	790	464	58.7%	0.9%	0.6%
Total other income (expense)	(2,859)	(3,716)	857	-23.1%	-2.0%	-2.8%
Earnings before income taxes	11,442	7,200	4,242	58.9%	8.2%	5.5%
Income tax expense	1,325	521	804	154.3%	0.9%	0.4%
Net earnings	$10,117	$6,679	$3,438	51.5%	7.2%	5.1%

Consolidated Sales

Consolidated net sales for the first fiscal quarter ending May 31, 2007 increased 7.5 percent to $140,170 compared with $130,441 for the same period last year. Core business growth (business owned and operated over the same fiscal period last year) contributed $6,276, or 4.8 percent, to consolidated net sales growth while new product acquisitions contributed $3,453, or 2.7 percent, to our consolidated net sales growth for the fiscal quarter ending May 31, 2007. New product acquisitions consisted of one month’s net sales of Belson line of professional appliances, acquired as of May 1, 2007, and a small amount of royalty revenue from our Candela® line of portable cordless lighting products. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES
(in thousands)
	Three Months Ended May 31,
	2007	2006

Prior year's net sales for the same period	$130,441	$127,392

Components of net sales change
Core business net sales change	6,276	3,049
Net sales from acquisitions (non-core business net sales)	3,453	-
Change in net sales	9,729	3,049
Net sales	$140,170	$130,441

Total net sales growth	7.5%	2.4%
Core business net sales change	4.8%	2.4%
Net sales change from acquisitions (non-core business net sales change)	2.7%	0.0%

During the three month periods ended May 31, 2007 and 2006, we transacted approximately 15 percent of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. The overall net impact of foreign currency changes was to provide approximately $830 and $188 of additional sales in U.S. dollars for the quarters ended May 31, 2007 and 2006, respectively.

Segment Net Sales:

Personal Care Segment - Net sales in the segment for the first fiscal quarter increased 1.4 percent to $106,812 compared with $105,324 for the same period last year. Appliances net sales were up, offset by declines in grooming, skin care, and hair products, and brushes, combs, and accessories.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and in some cases, acquire more retail shelf space. Changes in product mix are generally allowing us to realize higher average unit prices, which offset in some categories, unit volume decreases. Over the last year, the prices of raw materials such as copper, steel, plastics and alcohol have experienced significant increases. We continue to evaluate the need to raise prices with our customers and have already put certain increases into effect. In some cases, we have been successful raising prices to our customers, or passing cost increases on by moving customers to newer product models with enhancements that justify a higher price. In other cases, we have not been successful. Sales price increases and product enhancements can have long lead times before their impact is realized. We also continue to evaluate sourcing alternatives for our grooming, skin care, and hair products, but do not expect to experience any significant impact of any sourcing changes that may be made during this fiscal year. The extent to which we will be able to continue with price increases or achieve improved sourcing costs, and the timing and the ultimate impact of such changes on net sales and cost of sales is uncertain. Accordingly, we have experienced margin pressure in this segment, particularly within grooming, skin care, and hair products, and brushes, combs, and accessories categories.

•
Appliances. Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers. Net sales for the three month period ended May 31, 2007 increased approximately 5.4 percent over the same period in the prior year.

For the quarter, increases in unit sales volume contributed approximately 5.1 percent to net sales growth while increases in average selling prices contributed 0.3 percent to net sales growth. Average unit selling prices were lower than we would have expected primarily due to the impact of the newly acquired Belson appliance lines, which currently sell at lower retail price points overall than our existing professional appliances. A higher percentage of Belson’s sales are on a direct import basis. Direct import sales have lower unit sales prices and lower gross margins, which are expected due to the lower selling, general, and administrative expense associated with this type of distribution.

Appliance sales during the first fiscal quarter were positively impacted by sales under both our Bed Head® and Fusion Tools™ appliance brands, which where not available for shipment during the fiscal quarter ended May 31, 2006. These professional grade appliances sold at significantly higher price points than our more traditional retail appliances and contributed to our higher average unit selling price. Sales of our Hot Tools® appliances, were also up significantly for the first fiscal quarter when compared to same period last year.

Revlon®, Vidal Sassoon®, Hot Tools®, Dr. Scholl's®, Bed Head®, Gold ‘N Hot®, Fusion Tools™, Wigo®, Sunbeam®, and Health o Meter® were key selling brands in this line.

Grooming, Skin Care, and Hair Products. Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products. Our grooming, skin care, and hair care portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, Final Net® and Skin Milk® brand names. Net sales for the three month period ended May 31, 2007 decreased approximately 2.8 percent when compared against the same period in the prior year.

For the quarter, increases in unit sales volume contributed approximately 4.1 percent to net sales growth offset by a 6.9 percent decline in average unit selling prices. Most of the unit volume sales increase in this line for the first fiscal quarter came from our Latin American region. Unit growth continued to result from the performance of Brut® throughout the region. Average unit selling prices in Latin America have been decreasing due to the impact of promotional price allowances being granted as we seek to expand market share throughout the region. Domestic net sales for the quarter, while experiencing modest overall unit volume increases were negatively impacted by the discontinuance of the Sea Breeze® Naturals line with certain key customers and the associated sales returns and allowances granted to retailers as a result.

•
Brushes, Combs, and Accessories. Net sales for the three month period ended May 31, 2007 decreased 21.8 percent when compared to the same period in the prior year. A combination of sluggish sales in the mass retail channel, the discontinuance of a private label program with a large drug retailer and the loss of placement with a key distributor were significant contributing factors to the decline. BED HEAD® by TIGI products began to ship during the fiscal quarter ended May 31, 2007. We believe BED HEAD® sales, while not yet significant, will provide opportunities for additional sales in this product category.

Vidal Sassoon®, Revlon® and Karina® were the key selling brands in this line.

Housewares Segment - Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales in the segment for the first fiscal quarter increased 32.8 percent to $33,358 compared with $25,117 for the same period last year. Our Housewares segment’s first fiscal quarter performance compares to a weak first fiscal quarter in the prior fiscal year when distribution center shipping issues resulted in an estimated loss of between $4.5 to $5 million in net sales for prior year fiscal quarter. A portion of these sales were subsequently shipped in the second fiscal quarter of the prior year.

For the quarter, increases in unit sales volume contributed approximately 21.7 percent to net sales growth while increases in average selling prices contributed 11.1 percent to net sales growth. Unit prices increased during the quarter because the Houseware segment’s business has been expanding its product mix to include higher priced goods, such as trash cans, tea kettles, and hand tools. Unit volumes increased primarily due to improved distribution execution, growth with existing accounts, and our continued expansion of net sales in the United Kingdom and Japan. OXO Good Grips®, OXO SoftWorks® and OXO Steel® were the key selling sub-brands in this product group.

We expect shipments of our new Good Grips® POP modular line of food storage containers and a re-staged line of Candela® portable, cordless, rechargeable table and counter-top ambience lighting products to begin during the third quarter of fiscal 2008.

Consolidated Gross Profit Margins

Consolidated gross profit, as a percentage of sales for the three month period ended May 31, 2007, decreased 1.6 percentage points to 42.8 percent compared to 44.4 percent for the same period in the prior year. Margins in our core personal care appliance category were relatively flat when compared to the same period last year. Margins in grooming, skin care, and hair products, and brushes, combs, and accessories categories were lower when compared to the same period last year primarily due to the impact of higher raw materials costs combined with pricing pressures, including increased customer incentives. Margins for the Housewares segment were lower due to product mix shifts and higher cost of goods.

Selling, general, and administrative expense

Selling, general and administrative expense as a percentage of net sales for the fiscal quarter ended May 31, 2007 decreased 3.5 percentage points to 32.6 percent compared to 36.1 percent for the same period last year. The improvement for the three months ended May 31, 2007 when compared to the same period last year is mostly due to an improved distribution cost structure, outbound freight cost improvements, and lower information technology outsourcing costs.

Operating Income by Segment:

The following table sets forth, for the periods indicated, our operating income by segment, as a percentage of net sales, and as a year-over-year percentage change:

OPERATING INCOME BY SEGMENT
(dollars in thousands)
	Quarter Ended May 31,				% of Segment Net Sales
	2007	2006	$ Change	% Change	2007	2006
Personal Care	$8,872	$6,192	$2,680	43.3%	8.3%	5.9%
Housewares	5,429	4,724	705	14.9%	16.3%	18.8%
Total operating income	$14,301	$10,916	$3,385	31.0%	10.2%	8.4%

Operating income for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses ("SG&A") associated with the segment. The SG&A used to compute each segment's operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi. In the last quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the same new facility.

Throughout fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008. We believe the new method better reflects the economics of our newly consolidated operations. The table below summarizes the expense allocations made to the Housewares segment for the three months ended May 31, 2007 compared to the same period in the previous year. Some of these expenses were previously absorbed by the personal care segment.

Housewares Segment Expense Allocation
(in thousands)
	Three Months Ended May 31,
	2007	2006
Distribution and sourcing expense	$2,854	$1,427
Other operating and corporate overhead expense	1,326	998
Total allocated expenses	$4,180	$2,425

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.6%	5.7%
Other operating and corporate overhead expense	4.0%	4.0%
Total allocated expenses	12.5%	9.7%

Interest expense and other income / expense

Interest expense for the three month period ended May 31, 2007 decreased to $4,113 compared to $4,506 for the same period in the prior year. The decrease in interest expense was principally the result of:

•	Lower amounts of debt outstanding in the first quarter of fiscal 2008; and

•	In the first quarter of fiscal 2007, we expensed $279 of interest in connection with a Hong Kong tax settlement.

As discussed elsewhere in this report, at the end of the third quarter of fiscal 2007, we entered into interest rate swap agreements to effectively fix interest rates on most of our floating rate debt.

Other income, net for the three month period ended May 31, 2007 was $1,254 compared to $790 for the same period in the prior year. The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)
(dollars in thousands)
	Quarter Ended May 31,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006
Interest income	$1,082	$289	$793	*	0.8%	0.2%
Unrealized gains (losses on) securities	(55)	60	(115)	*	0.0%	0.0%
Miscellaneous other income	227	441	(214)	-48.4%	0.2%	0.3%
Total other income (expense)	$1,254	$790	$464	58.7%	0.9%	0.6%

* Calculation is not meaningful

Interest income was higher for the three months ended May 31, 2007, when compared to the same period last year due to combined effects of higher levels of temporarily invested cash and higher interest rates earned.

Miscellaneous other income for the three month period ended May 31, 2006, included a $422 gain from the sale of 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center.

Income tax expense

Income tax expense for the three month period ended May 31, 2007 was 11.6 percent of earnings before income taxes versus 7.2 percent of earnings before income taxes for the same period in the prior year. The difference in rates was due to the impact for the quarter ended May 31, 2006, of the reversal of a $192 of tax provision previously established in connection with a Hong Kong tax settlement. This had the effect of lowering that quarter’s tax expense by approximately 2.7 percent. Also, in the fiscal quarter ended May 31, 2007 we had more income in higher tax rate jurisdictions.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of May 31, 2007 and May 31, 2006 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES
	Three Months Ended May 31,
	2007	2006
Accounts Receivable Turnover (Days) (1)	71.0	75.1
Inventory Turnover (Times) (1)	2.3	1.8
Working Capital (in thousands)	$226,310	$198,131
Current Ratio	2.8 : 1	2.6 : 1
Ending Debt to Ending Equity Ratio (2)	47.3%	56.6%
Return on Average Equity (1)	10.5%	9.9%

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

Operating Activities

Our combined balance of cash and temporary investments was $59,419 at May 31, 2007, compared to $91,205 at February 28, 2007. Operating activities provided $4,910 of cash during the first three months of fiscal 2008, compared to $943 of cash provided during the same period in fiscal 2006. The increase in operating cash flow was primarily due to the improved inventory and receivables management in our core business.

Accounts receivable decreased $4,396 to $111,500 as of May 31, 2007, compared to $115,896 at the end of fiscal 2007. Accounts receivable turnover improved to 71.0 days at May 31, 2007 from 75.1 days at May 31, 2006. This calculation is based on a rolling five quarter accounts receivable balance. Accounts receivable turnover continued to improve due to our continued emphasis on aggressive management of collections and sales allowances, and operating efficiencies we have gained as a result of our Global Enterprise Resource Planning system.

Inventories increased $12,144 to $156,214 as of May 31, 2007, compared to $144,070 at the end of fiscal 2007. We acquired $8,426 of inventory in the acquisition of Belson, as discussed elsewhere in this report. Despite the Belson acquisition, inventory turnover improved to 2.3 at May 31, 2007 compared to 1.8 at May 31, 2006 due primarily to improved inventory management and higher inventories in the prior year quarter resulting from our warehouse transition.

Working capital increased to $226,310 at May 31, 2007, compared to $198,131 at May 31, 2006. Our current ratio increased to 2.8:1 at May 31, 2007 compared to 2.6:1 at May 31, 2006. The improvements in our working capital position over the past year is the result of the strength of our cash flow, improved receivables and inventory management, which allowed us over the latest twelve months to use $43,205 of cash for business and trademark acquisitions, pay down $22,634 of debt, and increase our cash and temporary investments by $33,347.

Investing Activities

Investing activities used $12,111 of cash during the three months ended May 31, 2007. Listed below are some significant highlights of our investing activities:

•	We spent $605 on molds and tooling, $271 on information technology infrastructure, and $136 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•	We spent $36,500 in cash to acquire accounts receivable, inventory, trademarks, goodwill and intangible assets of the Belson business.

•	We spent $99 on patent cost registrations for our Housewares segment.

•	We liquidated $25,500 of temporary cash investments, primarily for use in the acquisition of Belson.

Financing Activities

Financing activities provided $915 of cash during the three months ended May 31, 2007. Highlights of those activities follow.

•	Employees exercised 42,050 options for common shares providing $767 of cash and $97 in related tax benefits.

•
We recorded $51 of deferred tax benefits associated with the share-based compensation expense as cash flow from financing activities under the line entitled “Share-based compensation tax benefit” in our consolidated condensed statement of cash flow.

Our ability to access our Revolving Line of Credit facility is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants. The financial covenants require us to maintain certain Debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of May 31, 2007, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur no more than $66,923 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well. As of May 31, 2007, we are in compliance with the terms of the various credit agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of May 31, 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:
(in thousands)
		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$25,000	$10,000	$3,000	$3,000	$3,000	$3,000	$3,000
Term debt - floating rate (1) (2)	225,000	-	-	100,000	-	50,000	75,000
Long-term incentive plan payouts	2,614	1,611	843	160	-	-	-
Interest on floating rate debt (1)	56,226	13,343	13,343	7,943	7,453	4,753	9,391
Interest on fixed rate debt	3,861	1,553	896	679	462	244	27
Open purchase orders	80,096	80,096	-	-	-	-	-
Minimum royalty payments	69,713	2,636	6,840	8,393	8,110	7,800	35,934
Advertising and promotional	72,921	9,237	5,797	7,542	7,199	7,366	35,780
Operating leases	11,692	1,915	1,170	1,236	928	943	5,500
Open letters of credit pending settlement	1,063	1,063	-	-	-	-	-
Other	250	250	-	-	-	-	-
Total contractual obligations	$548,436	$121,704	$31,889	$128,953	$27,152	$74,106	$164,632

(1)
The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 13, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its outstanding unsecured floating interest rate $100,000, 5 year; $50,000, 7 year; and $75,000, 10 year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates. On June 8, 2007, we amended our interest rate swap agreement, concurrent with a notice to prepay $25,000 of our $100,000 5 year floating rate Senior notes, reducing the notional amount of the swap contracts from $100,000 to $75,000, and recording a gain of $163 upon the liquidation of our position in $25,000 of swaps. The gain will be recorded as a component of “Interest expense” for the fiscal quarter ending August 31, 2007. The remaining interest rate swaps are considered highly effective and will continue to be accounted for as cash flow hedges.

(2)
On June 8, 2007, we gave notice to prepay $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty. This prepayment was made on June 29, 2007. The amount prepaid will reduce the amount due in June 2009 from $100,000 to $75,000.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

As of May 31, 2007, we have no outstanding borrowings and $1,260 of open letters of credit against our Revolving Line of Credit Facility, nor have we needed to draw on this facility thus far during the current fiscal year. As mentioned in Note 18 in the accompanying consolidated condensed financial statements, On June 8, 2007, we gave notice to prepay $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty. This prepayment was made June 29, 2007. Also, on June 7, 2007, based upon a review of our expected cash flows, we gave notice to permanently reduce our five year $75,000 Revolving Line of Credit Agreement commitment by $25,000 to $50,000. The reduction of the commitment will result in a proportionate decline in the future cost of associated commitment fees under the facility.

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

Other than the Company’s adoption of FIN 48, as described below and in the Note 12 to the consolidated condensed financial statements, there have been no material changes to the Company’s critical accounting policies from the information provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our latest Annual Report on Form 10-K for the year ended February 28, 2007.

Income Taxes - Effective March 1, 2007, we adopted FIN 48. See “Note 12: Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - Summary of Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended February 28, 2007. Note 1 in the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC's definition of critical accounting policies because they do not involve subjective or complex judgments.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 - New Accounting Pronouncements, in the accompanying consolidated condensed financial statements, for a discussion of the status and potential impact of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of May 31, 2007 is both floating and fixed. Fixed rates are in place on $25,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent.

Floating rates are in place on $225,000 of debt. Interest rates on these notes are reset as described in Note 13 to our consolidated condensed financial statements. Interest rates during the latest fiscal quarter on these notes ranged from 6.20 to 6.26 percent. During the third quarter of fiscal 2007, the Company decided to actively manage most of its floating rate debt using interest rate swaps. The Company entered into three interest rate swaps that convert an aggregate notional principal of $225,000 from floating interest rate payments under its 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $225,000 at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.35 percent as of May 31, 2007 on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

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

During the three month periods ended May 31, 2007 and 2006, we transacted approximately 15 percent, of our net sales in foreign currencies. For the three month periods ended May 31, 2007 and 2006, we incurred net foreign exchange gains of $651 and $316, respectively.

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

For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in Other Comprehensive Income. These amounts are subsequently recognized in "Selling, general, and administrative expense" in our consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in "Selling, general, and administrative expense" in our consolidated statements of income. Our cash flow hedges, while executed in order to minimize our foreign currency exchange rate risk, do subject us to fair value fluctuations on the underlying contracts. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at May 31, 2007 and February 28, 2007:

CASH FLOW HEDGES
May 31, 2007
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at May 31,	Weighted Average Forward Rate	Weighted Average Forward Rate at May 31,	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2007	at Inception	2007	(Thousands)
Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9796	1.9010	1.9709	($699)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9796	1.9242	1.9550	($154)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9796	1.9644	1.9517	$64
Subtotal										($789)
Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.35%)				$359
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.35%)				$330
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.35%)				$750
Subtotal										$1,439
Fair Value of Cash Flow Hedges										$650

February 28, 2007
Contract	Currency to	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at Feb. 28,	Weighted Average Forward Rate at	Weighted Average Forward Rate at	Market Value of the Contract in U.S. Dollars
Type	Deliver	Amount	Date	From	To	Date	2007	Inception	Feb 28, 2007	(Thousands)
Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	($533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	($83)
Subtotal										($616)
Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating rate at 5.36%)				($342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating rate at 5.36%)				($833)
Subtotal										($1,501)
Fair Value of Cash Flow Hedges										($2,117)

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", “project”, "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company's assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2007 and risks otherwise described from time to time in our SEC reports as filed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation - Class action lawsuits have been filed and consolidated into one action against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer, on behalf of purchasers of publicly traded securities of the Company. The Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, on the grounds that the Company and the two officers engaged in a scheme to defraud the Company’s shareholders through the issuance of positive earnings guidance intended to artificially inflate the Company’s share price so that Mr. Rubin could sell almost 400,000 of the Company’s common shares at an inflated price. The plaintiffs are seeking unspecified damages, interest, fees, costs, an accounting of any alleged insider trading proceeds, and injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on the defendants’ alleged insider trading proceeds. The class period stated in the complaint was October 12, 2004 through October 10, 2005.

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

On May 15, 2006, the Company filed a motion to dismiss the aforementioned lawsuit citing numerous deficiencies with the claims asserted in the lawsuit. On May 24, 2007, the motion to dismiss was denied. The discovery phase of the litigation is now underway.

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

United States Income Taxes - The IRS is auditing our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 and has provided notice of proposed adjustments of $5,953 to taxes for the years under audit. The Company is vigorously contesting these adjustments. Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that adequate provisions for taxes in those years have been made in our consolidated financial statements.

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

ITEM 1A. RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties. In evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, "Item 1A. Risk Factors" of our latest Annual Report on Form 10-K for the year ended February 28, 2007. Since the publication or our Annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors authorized us to purchase, in the open market or through private transactions, up to 3,000,000 shares of our common stock over a period extending to May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009. During the three month periods ended May 31, 2007 and 2006, respectively, we did not repurchase any common shares. From September 1, 2003 through May 31, 2007, we have repurchased 1,563,836 shares at a total cost of $45,611,690 or an average share price of $29.17. An additional 1,436,164 shares are authorized for purchase under this plan.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED (Registrant)

Date: July 10, 2007	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: July 10, 2007	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President and Chief Financial Officer

Date: July 10, 2007	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller and Principal Accounting Officer

Index to Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.