Form 10-Q
period 2007-08-31
HELEN OF TROY LTD
filed 2007-10-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2007
Common Shares, $0.10 par value per share	30,705,498 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except shares and par value)

	August 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,511	$35,455
Temporary investments	12,000	55,750
Trading securities, at market value	54	189
Receivables - principally trade, less allowance of $941 and $1,002	121,953	115,896
Inventories	168,255	144,070
Prepaid expenses and other assets	8,030	8,379
Deferred income tax benefits	13,085	13,479
Total current assets	357,888	373,218

Property and equipment, at cost less accumulated depreciation of $40,183 and $35,325	94,205	96,669
Goodwill	213,227	201,002
Trademarks, net of accumulated amortization of $233 and $230	166,908	158,061
License agreements, net of accumulated amortization of $16,673 and $15,953	25,642	26,362
Other intangible assets, net of accumulated amortization of $5,464 and $4,561	16,162	14,653
Tax certificates	25,144	25,144
Other assets, net	10,500	11,163
Total assets	$909,676	$906,272

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,000	$10,000
Accounts payable, principally trade	43,982	37,779
Accrued expenses and current liabilities	67,012	62,384
Income taxes payable	18,227	24,924
Total current liabilities	142,221	135,087

Long-term compensation liabilities	1,650	2,095
Long-term income taxes payable	8,864	—
Deferred income tax liability	1,040	1,673
Long-term debt, less current portion	212,000	240,000
Total liabilities	365,775	378,855

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common shares, $.10 par. Authorized 50,000,000 shares; 30,703,998 and 30,286,406 shares issued and outstanding	3,070	3,029
Additional paid-in-capital	98,069	94,951
Retained earnings	444,801	431,003
Accumulated other comprehensive income	(2,039)	(1,566)
Total stockholders’ equity	543,901	527,417
Total liabilities and stockholders’ equity	$909,676	$906,272

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Net sales	$157,924	$147,172	$298,094	$277,613
Cost of sales	89,698	80,504	169,850	153,004
Gross profit	68,226	66,668	128,244	124,609

Selling, general, and administrative expense	52,728	50,028	98,445	97,053
Operating income	15,498	16,640	29,799	27,556

Other income (expense):
Interest expense	(3,820)	(4,696)	(7,933)	(9,202)
Other income, net	221	287	1,475	1,077
Total other income (expense)	(3,599)	(4,409)	(6,458)	(8,125)

Earnings before income taxes	11,899	12,231	23,341	19,431

Income tax expense (benefit):
Current	(5,572)	833	(4,980)	1,772
Deferred	(782)	524	(49)	106
Net earnings	$18,253	$10,874	$28,370	$17,553

Earnings per share:
Basic	$0.60	$0.36	$0.93	$0.58
Diluted	$0.56	$0.35	$0.88	$0.56

Weighted average common shares used in computing net earnings per share
Basic	30,521	30,040	30,408	30,031
Diluted	32,445	31,506	32,240	31,483

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$28,370	$17,553
Adjustments to reconcile net earnings to net cash (used) / provided by operating activities:
Depreciation and amortization	7,151	7,347
Provision for doubtful receivables	(61)	(362)
Share-based compensation expense	546	370
Write off of deferred finance costs due to early extinguishment of debt	282	—
Unrealized (gain) / loss - trading securities	171	(25)
Deferred taxes, net	(300)	12
Gain on the sale of property, plant and equipment	(11)	(422)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	1,041	(9,381)
Inventories	(16,061)	(16,923)
Prepaid expenses and other current assets	(2,552)	(1,587)
Other assets	(408)	1,843
Accounts payable	6,196	15,007
Accrued expenses and current liabilities	4,738	(691)
Income taxes payable	(9,791)	(4,388)
Net cash provided by operating activities	19,311	8,353

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(2,666)	(3,748)
Acquisitions of business	(36,500)	—
Proceeds from the sale of property, plant and equipment	94	666
Purchase of temporary securities	(87,350)	(43,000)
Sale of temporary securities	131,100	25,000
Net cash provided by / (used) by investing activities	4,678	(21,082)

Cash flows from financing activities:
Proceeds from debt	—	7,660
Repayment of long-term debt	(25,000)	—
Proceeds from exercise of stock options, including related tax effects	4,209	302
Proceeds from employee stock purchase plan	210	190
Payment of tax obligations resulting from cashless option exercise	(4,505)	—
Share-based compensation tax benefit	153	94
Net cash (used) / provided by financing activities	(24,933)	8,246
Net (decrease) in cash and cash equivalents	(944)	(4,483)
Cash and cash equivalents, beginning of period	35,455	18,320
Cash and cash equivalents, end of period	$34,511	$13,837

Supplemental cash flow disclosures:
Interest paid	$7,610	$8,275
Income taxes paid (net of refunds)	$2,847	$6,159
Common shares received as exercise price of options	$15,938	$—

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Net earnings, as reported	$18,253	$10,874	$28,370	$17,553
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest Rate Swaps	(1,799)	—	142	—
Cash flow hedges - Foreign Currency	(518)	(556)	(615)	(1,478)
Comprehensive income	$15,936	$10,318	$27,897	$16,075

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

August 31, 2007

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2007 and February 28, 2007, and the results of our consolidated operations for the three-month and six-month periods ended August 31, 2007 and 2006. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

Note 2 – New Accounting Pronouncements

New Accounting Standards Currently Adopted

Effects of Misstatements - In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, only if material under the dual method. SAB 108 became effective for fiscal years beginning after November 15, 2006, and we were not required to record any correcting adjustments upon its adoption.

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

New Accounting Standards Subject to Future Adoption

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements (if, in substance, a post-retirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). SFAS 106 would require us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insureds.  An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies.  EITF 06-4 is currently effective for fiscal years beginning after December 15, 2007.  The Company has undertaken a review of the endorsement type policy agreement it currently maintains and believes that all subject policies fall outside the scope of EITF 06-4 because the agreements will not survive the retirement of the affected employee.  Accordingly, we believe the adoption of EITF 06-4 will have no impact on our financial statements.

Fair Value Measurements - In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No.159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

Liability Recognition on Collateral Assignment Split-Dollar Life Insurance Arrangements - In March 2007, the EITF reached a consensus on EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a post-retirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007.   We believe we have certain life insurance policies which may be subject to the provisions of this new pronouncement.  If we ultimately determine that the policies are subject to the provisions of EITF 06-10, we believe the effects of recording any resulting liability, upon the adoption of the new pronouncement, will not be material to our financial statements.

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

Note 3 – Litigation

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

The lawsuit was brought in the United States District Court for the Western District of Texas.  The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action.  However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely affect the Company’s business.  The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

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

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effect of dilutive securities.   The number of dilutive securities was 1,923,200 and 1,831,755 for the three-and six-month periods ended August 31, 2007, respectively, and 1,466,683 and 1,452,051 for the three-and six-month periods ended August 31, 2006, respectively.  All dilutive securities during these periods consisted of stock options issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 444,396 and 1,154,381 at August 31, 2007 and 2006, respectively.

Note 5 – Segment Information

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

(in thousands)

	Personal
August 31, 2007	Care	Housewares	Total

Net sales	$118,502	$39,422	$157,924
Operating income	6,931	8,567	15,498
Capital, license, trademark and other intangible expenditures	596	959	1,555
Depreciation and amortization	2,391	1,236	3,627

	Personal
August 31, 2006	Care	Housewares	Total

Net sales	$110,976	$36,196	$147,172
Operating income	9,701	6,939	16,640
Capital, license, trademark and other intangible expenditures	1,798	250	2,048
Depreciation and amortization	2,280	1,187	3,467

SIX MONTHS ENDED AUGUST 31, 2007 AND 2006

(in thousands)

	Personal
August 31, 2007	Care	Housewares	Total

Net sales	$225,314	$72,780	$298,094
Operating income	15,803	13,996	29,799
Capital, license, trademark and other intangible expenditures	910	1,756	2,666
Depreciation and amortization	4,759	2,392	7,151

	Personal
August 31, 2006	Care	Housewares	Total

Net sales	$216,300	$61,313	$277,613
Operating income	15,893	11,663	27,556
Capital, license, trademark and other intangible expenditures	2,980	768	3,748
Depreciation and amortization	4,899	2,448	7,347

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT  AUGUST 31, 2007 AND FEBRUARY 28, 2007

(in thousands)

	Personal
	Care	Housewares	Total

August 31, 2007	$560,648	$349,028	$909,676
February 28, 2007	554,295	351,977	906,272

Operating income for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses (“SG&A”) associated with the segment. The selling, general, and administrative expenses used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi.

In the last quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the same facility. Throughout fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008.  We believe the new method better reflects the economics of our newly consolidated operations.  The table below summarizes the expense allocations made to the Housewares segment for the three-months and six-months ended August 31, 2007 compared to the same periods in the previous year.  Some of these expenses were previously absorbed by the Personal Care segment.

Housewares Segment Expense Allocation

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Distribution and sourcing expense	$3,432	$1,957	$6,286	$3,384
Other operating and corporate overhead expense	1,393	1,376	2,719	2,374
Total allocated expenses	$4,825	$3,333	$9,005	$5,758

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.7%	5.4%	8.6%	5.5%
Other operating and corporate overhead expense	3.5%	3.8%	3.7%	3.9%
Total allocated expenses	12.2%	9.2%	12.4%	9.4%

Note 6 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2007	2007

Land	—	$9,537	$9,537
Building and improvements	10 - 40	62,948	62,666
Computer and other equipment	3 - 10	41,490	41,265
Molds and tooling	1 - 3	7,685	6,538
Transportation equipment	3 - 5	3,979	3,912
Furniture and fixtures	5 - 15	7,973	7,815
Construction in process	—	776	261
		134,388	131,994
Less accumulated depreciation		(40,183)	(35,325)
Property and equipment, net		$94,205	$96,669

We recorded depreciation of $2,595 and $5,161 for the three-month and six-month periods ended August 31, 2007, respectively, and $2,540 and $4,968 for the three-month and six-month periods ended August 31, 2006, respectively.

Note 7 – Intangible Assets

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

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS

(in thousands)

			August 31, 2007			February 28, 2007
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount

Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$166,131	$165,934	$—	$165,934
All other goodwill	Personal Care	Indefinite	47,096	—	47,096	35,068	—	35,068
			213,227	—	213,227	201,002	—	201,002

Trademarks:
OXO	Housewares	Indefinite	75,554	—	75,554	75,554	—	75,554
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other - definite lives	Personal Care	(1)	338	(233)	105	338	(230)	108
All other - indefinite lives	Personal Care	Indefinite	39,932	—	39,932	31,082	—	31,082
			167,141	(233)	166,908	158,291	(230)	158,061

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(16,673)	7,642	24,315	(15,953)	8,362
			42,315	(16,673)	25,642	42,315	(15,953)	26,362

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,391	(5,317)	14,074	19,214	(4,561)	14,653
	Personal Care	3 - 8 Years	2,235	(147)	2,088	—	—	—
			21,626	(5,464)	16,162	19,214	(4,561)	14,653

Total			$444,309	$(22,370)	$421,939	$420,822	$(20,744)	$400,078

(1) Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the three-month and six-month periods ending August 31, 2007 and 2006, as well as our latest estimate of amortization expense for the fiscal years ending the last day of each February from 2008 through 2013.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate Amortization Expense For the three months ended

August 31, 2007	$850
August 31, 2006	$741

Aggregate Amortization Expense For the six months ended

August 31, 2007	$1,626
August 31, 2006	$1,556

Estimated Amortization Expense For the fiscal years ended

February 2008	$3,385
February 2009	$3,218
February 2010	$3,174
February 2011	$2,490
February 2012	$2,342
February 2013	$2,308

NOTE 8 - Acquisitions And New Trademark License Agreements

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets and liabilities of Belson Products (“Belson”), the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of liabilities.  This transaction was accounted for as a purchase of a business and was paid for out of available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom.  We believe that Belson’s portfolio of professional salon products, in addition to our existing professional products, will continue to strengthen our leadership position in the professional distribution channels.

Net assets acquired consist principally of accounts receivable, finished goods inventories, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, a covenant not-to-compete, less certain customer related operating accruals and liabilities. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based on an independent appraisal. The following schedule presents the net assets of Belson acquired at closing:

Belson Products - Net Assets Acquired on May 1, 2007

(in thousands)

Accounts receivable, net	$7,449
Inventories	8,426
Fixed assets	139
Goodwill	11,296
Trademarks and other intangible assets	11,085
Total assets acquired	38,395
Less: Current liabilities assumed	(1,895)
Net assets acquired	$36,500

Bed Head® by TIGI and Toni&Guy® - On December 6, 2006, we entered into licensing arrangements with MBL/TIGI Products, L.P. and MBL/Toni&Guy Products L.P. for  the use of the Bed Head® by TIGI and Toni&Guy® trademarks for personal care products in the Western Hemisphere.  We plan on introducing a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that eventually will include hair dryers, hair styling irons and straighteners, hot air brushes, hair setters, combs, brushes and hair care accessories, as well as a variety of other personal care products.  We have begun marketing Bed Head® products in the United States, and plan to market Bed Head® branded products in the remainder of the Western Hemisphere.  Initial domestic product shipments began during the first quarter of fiscal 2008.

Candela® Acquisition - On September 25, 2006, we acquired all rights to trademarks, certain patents, formulas, tooling and production processes to Vessel, Inc.’s rechargeable lighting products under various brand names, including Candela®.  The products are sold by our Housewares segment.  We believe the acquired trademarks have indefinite economic lives.  The following schedule presents the assets acquired at closing and management’s purchase price allocation:

Assets Acquired from Vessel, Inc.

(in thousands)

Trademarks	$354
Patents	120
Fixed Assets	26
Total assets acquired	$500

Note 9 – Short Term Debt

We entered into a five year revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, with Helen of Troy L.P., as borrower, Bank of America, N.A. and other lenders.  Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $10,000. We incur loan commitment fees at a current rate of 0.30 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.125 percent per annum on the face value of the letter of credit.  On June 7, 2007, we gave notice to permanently reduce the commitment under our Revolving Line of Credit Agreement from $75,000 to $50,000.  The reduction of the commitment will result in a proportionate decline in the future cost of associated commitment fees under the facility.  Outstanding letters of credit reduce the borrowing limit dollar for dollar.  During the first six months of fiscal 2008 and all of fiscal 2007, we did not draw on the Revolving Line of Credit Agreement.  As of August 31, 2007, there were no revolving loans and $1,197 of open letters of credit outstanding under this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA.  These covenants effectively limited our ability to incur more than $95,499 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  The agreement is unconditionally guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of August 31, 2007, we were in compliance with the terms of this agreement.

Note 10 – Accrued Expenses and Current Liabilities

A summary of accrued expenses was as follows:

ACCRUED EXPENSES AND CURRENT LIABILITIES

(in thousands)

	August 31,	February 28,
	2007	2007

Accrued discounts, warranty returns and allowances	$27,760	$25,054
Accrued compensation	6,216	8,889
Accrued advertising	11,193	9,269
Accrued interest	2,510	2,833
Accrued royalties	2,285	2,549
Accrued professional fees	2,220	1,218
Accrued benefits and payroll taxes	1,600	1,438
Accrued freight	779	1,390
Accrued property, sales and other taxes	1,643	831
Foreign currency contracts	1,400	616
Interest rate swaps	1,286	1,501
Other	8,120	6,796
Total Accrued Expenses and Current Liabilities	$67,012	$62,384

Note 11 – Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $6,810 and $6,450 as of August 31, 2007 and February 28, 2007, respectively. We estimate our warranty accrual using historical trends, which we believe are the most reliable method by which we can estimate our warranty liability.

The following table summarizes the activity in the Company’s accrual for the three-month and six-month periods ended August 31, 2007 and fiscal year ended February 28, 2007:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

			February 28,
	August 31, 2007		2007
	(Three Months)	(Six Months)	(Year)

Balance at the beginning of the period	$5,856	$6,450	$7,373
Additions to the accrual	6,829	12,436	18,080
Reductions of the accrual - payments and credits issued	(5,875)	(12,076)	(19,003)
Balance at the end of the period	$6,810	$6,810	$6,450

Note 12 – Income Taxes

Hong Kong Income Taxes – On May 10, 2006, the Inland Revenue Department (the “IRD”) of Hong Kong and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997.  This agreement was subsequently approved by the IRD’s Board of Review.  For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest.  Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability.  As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest.  During the second quarter of fiscal 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.

For the fiscal years 1998 through 2003, the IRD had previously assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. In connection with the IRD’s tax assessment for the fiscal years 1998 through 2003, we have purchased and currently hold tax reserve certificates from Hong Kong totaling $25,144 (U.S.).  Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability.  We expect the amounts due related to the settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, to be paid with previously acquired tax reserve certificates and expect a cash refund, including interest, of approximately $4,539, to be received during the third quarter of fiscal 2008.  In connection with the settlement in the second quarter of fiscal 2008, we:

•                  reversed $5,411 representing a portion of the tax provision previously established for those years and recorded $199 of interest income related to tax reserve certificates in excess of the settlement amount; and

•                  reversed $1,943 of a tax provision and $397 of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

Effective March 2005, we had concluded the conduct of all operating activities in Hong Kong that we believe were the basis of the IRD’s assessments.  Over the course of the prior year, the Company had moved these activities to China and Macao. The Company established a Macao offshore company (“MOC”) and began operating from Macao in the third quarter of fiscal 2005.  As a MOC, we have been granted an indefinite tax holiday and pay no taxes.

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

Uncertainty in Income Taxes – The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are not probable, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

Upon adoption of FIN 48, we had approximately $39,387 of total gross unrecognized tax benefits, of which approximately $32,913 would impact the effective tax rate, if recognized.  With the adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.   Included in our total gross unrecognized tax benefits we had approximately $4,783 accrued for penalties and $307 accrued for interest, net of tax benefits.  We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.

As of August 31, 2007, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdicton	Examinations in Process	Open Years

Hong Kong	- None -	2006	-	2007
Mexico	- None -	2003	-	2007
United Kingdom	2005	2006	-	2007
United States	2003 - 2005	2006	-	2007

During the first and second quarters of 2007, the total amount of unrecognized tax benefits was as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

March 1, 2007 (after adoption of FIN 48)	$39,387
Other changes in unrecognized tax benefits	—
May 31, 2007	39,387
Changes due to settlements and agreements with tax authorities	(28,555)
Other changes in unrecognized tax benefits	1,695
August 31, 2007	$12,527

When there is uncertainty in a tax position taken or expected to be taken in a tax return, FIN 48 requires a liability to be recorded for the amount of the position that could be challenged and overturned through any combination of audit, appeals or litigation process. This amount is determined through criteria and a methodology prescribed by FIN 48 and is referred to as an “Unrecognized Tax Benefit.”

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits may materially change by the end of fiscal 2008 due to issues pending settlement with the IRS. Depending on the outcome of the settlement negotiations, estimates range from a $9,300 decrease to a $14,500 increase in unrecognized tax benefits.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three-month and six-month periods ended August 31, 2007 were credits of 53.4 and 21.5 percent, respectively compared to charges of 11.1 and 9.7 percent, respectively for the three-month and six-month periods ended August 31, 2006.  The effective tax rates for the three-months and six-months ended August 31, 2007 and 2006 were primarily impacted by the following tax matters characterized as period adjustments:

•                  During the second quarter of fiscal 2008, as a result of tax settlements with the IRD for fiscal years 1998 through 2003 and concurrent agreements regarding fiscal years 2004 and 2005,  we reversed $5,411 of tax provision previously established and recorded $199 of interest income related to tax reserve certificates in excess of the settlement amount.  Also, as a result of this settlement, we reversed $1,943 of a tax provision and $397 of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

•                  During the first quarter of fiscal 2007, the Company reversed $192 of tax provision previously established in connection with a Hong Kong tax settlement.  This had the effect of lowering the quarter’s tax expense by 2.7 percent.

Note 13 – Long Term-Debt

A summary of long-term debt was as follows:

LONG TERM DEBT

(in thousands)

		Range of Interest Rates
		Quarter
	Original	Ended		Latest		Principal Balance On
	Date	August 31,	Fiscal	Rate		August 31,	February 28,
	Borrowed	2007	2007	Payable	Matures	2007	2007

$40,000 unsecured Senior Note Payable at a fixed interest rate of 7.01%. Interest payable quarterly, principal of $10,000 payable annually beginning on January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$10,000	$10,000

$15,000 unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3,000 payable annually beginning on July 2008.	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1) (2)	06/04	5.89%	5.37% to 6.35%	5.89%	06/09	75,000	100,000

$50,000 unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	5.37% to 6.35	5.89%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	5.42% to 6.40	6.01%	06/14	75,000	75,000
						225,000	250,000
Less current portion of long-term debt						(13,000)	(10,000)
Long-term debt, less current portion						$212,000	$240,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

(2)  On June 8, 2007, we gave notice to prepay $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty.  This prepayment was made on June 29, 2007.  Concurrent with the notice to prepay, we amended a related interest rate swap agreement, reducing the notional amount of the swap contracts from $100,000 to $75,000.  The remaining interest rate swaps are considered highly effective and will continue to be accounted for as cash flow hedges.

On September 28, 2006, we entered into interest rate hedge agreements in conjunction with our unsecured floating interest rate $100,000, 5 year; $50,000, 7 year; and $75,000, 10 year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes.

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

All of our long-term debt is unconditionally guaranteed by either the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur more than $95,499 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. As of August 31, 2007, we are in compliance with all the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Interest and commitment fees	$3,674	$4,511	$7,772	$8,828
Deferred finance costs	182	185	364	374
Interest rate swap settlements	(155)	—	(322)	—
Reduction of debt and revolving credit agreement commitment	119	—	119	—
Total interest expense	$3,820	$4,696	$7,933	$9,202

The line entitled “Reduction of debt and revolving credit agreement commitment” includes the write off of $282 of unamortized deferred finance fees incurred in connection with the prepayment of long-term debt and the reduction of the commitments under our Revolving Line of Credit Agreement, offset by a gain of $163 upon the liquidation of our position in $25,000 of associated interest rate swaps.

Note 14 – Contractual Obligations

Our contractual obligations and commercial commitments as of August 31, 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31

(in thousands)

		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$25,000	$13,000	$3,000	$3,000	$3,000	$3,000	$—
Term debt - floating rate (1)	200,000	—	75,000	—	50,000	—	75,000
Long-term incentive plan payouts	3,152	1,790	1,012	350	—	—	—
Interest on floating rate debt (1)	50,189	11,870	11,134	7,453	6,962	4,507	8,263
Interest on fixed rate debt	3,356	1,293	842	624	407	190	—
Open purchase orders	76,780	76,780	—	—	—	—	—
Minimum royalty payments	58,193	2,765	7,162	7,258	6,549	5,976	28,483
Advertising and promotional	67,206	7,660	5,960	7,602	6,575	6,742	32,667
Operating leases	11,519	1,784	1,146	1,158	971	960	5,500
Open letters of credit pending settlement	1,197	1,197	—	—	—	—	—
Other	158	158	—	—	—	—	—
Total contractual obligations	$496,750	$118,297	$105,256	$27,445	$74,464	$21,375	$149,913

(1)         The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 13, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its unsecured floating interest rate $100,000, 5 year; $50,000, 7 year; and $75,000, 10 year Senior Notes (the“swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018. Certain of the leases contain escalation clauses and renewal or purchase options.

Rent expense related to our operating leases was $679 and $1,354 for the three-month and six-month periods ended August 31, 2007, respectively, and $1,169 and $2,242 for the three-month and six-month periods ended August 31, 2006, respectively.

Note 15 – Foreign Currency Contracts and Interest Rate Swaps

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three-month and six-month periods ended August 31, 2007, we transacted approximately 15 percent of our net sales in foreign currencies. During the three-month and six-month periods ended August 31, 2006, we transacted approximately 14 percent of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

During the third quarter of fiscal 2007, we decided to manage our floating rate debt using interest rate swaps (the “swaps”). We have three interest rate swaps that convert an aggregate notional principal of $200,000 from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200,000 at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 5.36 percent as of August 31, 2007 on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

The swaps are considered highly effective. Unrealized gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive income” and will not be reclassified into earnings until the conclusion of the hedge. A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt. The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts. The settlement is recognized as a component of  “Interest expense” in the consolidated statements of income.

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at August 31, 2007 and February 28, 2007:

CASH FLOW HEDGES

August 31, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at August 31, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at August 31, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	2.0166	1.9010	2.0078	$(1,068)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	2.0166	1.9242	1.9810	$(284)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	2.0166	1.9644	1.9740	$(48)
Subtotal										$(1,400)

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(556)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(397)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(333)
Subtotal										$(1,286)

Fair Value of Cash Flow Hedges										$(2,686)

February 28, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb. 28, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	$(533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	$(83)
Subtotal										$(616)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(833)
Subtotal										$(1,501)

Fair Value of Cash Flow Hedges										$(2,117)

The Company is exposed to credit risk in the event of non-performance by the other party (a large financial institution) to its current existing forward and swap contracts. However, the Company does not anticipate non-performance by the other party.

Note 16 – Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009. During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20,271 as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price. We did not repurchase any common shares during the three- and six-months ended August 31, 2006. From September 1, 2003 through August 31, 2007, we have repurchased 2,292,336 shares at a total cost of $65,883, or an average price per share of $28.74. An additional 707,664 shares remain authorized for purchase under this plan. The following schedule sets forth the purchase activity for the latest fiscal quarter just ended:

ISSUER PURCHASES OF EQUITY SECURITIES  FOR THE THREE MONTHS ENDED AUGUST 31, 2007

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 through June 30, 2007	—	$—	—	1,436,164
July 1 through July 31, 2007	728,500	27.83	728,500	707,664
August 1 through August 31, 2007	—	—	—	707,664
Total	728,500	$27.83	728,500	707,664

Note 17 – Share-Based Compensation Plans

The Company has equity awards outstanding under three share-based compensation plans. The plans consist of an employee stock option and restricted stock plan, a non-employee director stock option plan, and an employee stock purchase plan. The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors. During the quarter just ended, the last stock options outstanding under a prior stock option and restricted stock plan (previously referred to as the “1994 Plan”) were exercised, and thus the plan is no longer in effect.

Under stock option and restricted stock plans adopted in 1998, as amended (the “1998 Plan”), we have reserved a total of 6,750,000 common shares for issuance to key officers and employees. Under these plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. As of August 31, 2007, 226,086 shares remained available for issue and options for 5,629,208 common shares were outstanding under the 1998 Plan. The plan terminates in August 2008, however outstanding options on the termination date will remain available for exercise through the expiration dates established upon their original grant.

Under a stock option plan for non-employee directors (the “Directors’ Plan”) adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. As of August 31, 2007, options for 236,000 common shares were outstanding under this plan.

Under an employee stock purchase plan (the “Stock Purchase Plan”), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During the second quarter of fiscal 2007, plan participants acquired 10,742 shares at a price of $19.41 per share under the Stock Purchase Plan. At August 31, 2007, 296,644 shares remained available for future issue under this plan. The Stock Purchase Plan will terminate in July 2008.

The Company recorded stock-based compensation expense in selling, general and administrative expense for the three-months and six-months ended August 31, 2007 and 2006, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Stock options	$267	$133	$457	$320
Employee stock purchase plan	89	50	89	50
Share-based payment expense	$356	$183	$546	$370

Share-based payment expense, net of income tax benefits	$254	$129	$393	$276

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.00	$0.01	$0.01
Diluted	$0.01	$0.00	$0.01	$0.01

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three- and six-month periods ended August 31, 2007 and 2006:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Weighted average fair value of grants (in dollars)	$9.75	$6.71	$9.25	$7.16
Risk free interest rate	4.85%	4.94%	4.68%	4.95%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	41.02%	38.65%	37.73%	39.13%
Weighted average expected life (in years)	4.16	4.01	3.93	4.11

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

A summary of option activity for the period ended August 31, 2007, and changes during the six-months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Term	Intrinsic
	Options	Price	Fair Value	(in years)	Value

Outstanding at February 28, 2007	6,751	$15.01	$5.57	3.87	$56,211
Granted	284	26.31
Exercised	(1,135)	(15.92)			13,295
Forfeited / expired	(35)	(18.54)
Outstanding at August 31, 2007	5,865	$15.36	$5.59	4.17	$45,207

A summary of non-vested option activity as of August 31, 2007, and changes during the six-month period then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value

Outstanding at February 28, 2007	344	$7.41
Granted	284	9.25
Exercised	(13)	(8.96)
Vested or forfeited	(26)	(5.21)
Outstanding at August 31, 2007	589	$8.36

A summary of the Company’s total unrecognized share-based compensation cost as of August 31, 2007 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$3,877	46.5

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC” ). This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

The second fiscal quarter’s net sales traditionally average approximately 23 percent of the year’s total on a historical basis. Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third fiscal quarter.

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

Effective May 1, 2007, we acquired certain assets and liabilities of Belson Products (“Belson”), the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of certain liabilities. This transaction was accounted for as a purchase of business and was paid for out of available cash on hand. Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names, including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®. Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears. Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom. During the fiscal quarter ended August 31, 2007, we continued integrating the Belson operation into our business structure and systems, and staffed several key positions on our new Belson team. Also, we began to leverage our Far East supplier network and  relationships to establish new, lower sourcing cost alternatives for Belson’s products. We do not expect the full benefits of these cost savings to be realized until some time during fiscal 2009. We expect to have the integration substantially completed by the end of the current fiscal year. We can make no assurances that anticipated cost savings relating to the sourcing for Belson’s products will be timely achieved, if at all, or that we will not have integration issues or delays relating to Belson’s products. We believe that Belson’s portfolio of professional salon products, in addition to our existing professional products, will continue to strengthen our leadership position in the professional distribution channels.

After a year of focus on our domestic distribution infrastructure, we continue to see the benefits of our investment. Our overall distribution cost as a percentage of net sales was 4.9 and 5.0 percent for the three- and six-months ended August 31, 2007, respectively, compared to 6.0 and 6.1 percent for the same periods last year. Domestic distribution will continue to remain an area of focus in fiscal 2008 as we implement our long-term strategy for managing the additional inventory we acquired through the Belson acquisition.

During the first fiscal quarter of 2008, we began efforts to streamline our supply chain and simplify new product development procedures, particularly in our Far East operations. These efforts continued during the second fiscal quarter. In our Personal Care segment, we began limited sourcing of fragrance and grooming products out of China. In our Housewares segment, we continued to transition some of our U.S. based sourcing infrastructure to our existing supply chain operations in the Far East. Also, we successfully pilot tested certain extensions to our IT systems and infrastructure that will help us monitor, coordinate and enhance accountability in our product development process when, and if, implemented. Our objective is to evolve towards a comprehensive application that links, simplifies and facilitates communication between geographically dispersed business units, engineering, marketing, packaging design, production planning, production control and supplier teams. We believe this new application will significantly reduce process redundancies, errors, and delays, with an end result of reducing our product development pipeline’s time and cost to market. Over the long term, we expect these efforts will improve our cost structure while maintaining our commitment to offer high quality, affordability, and effective customer service with the products we ship. However, we do not expect to realize any material cost savings through these efforts during fiscal 2008 and we can make no assurances that anticipated cost savings and efficiencies will ultimately be achieved.

Highlights of the three- and six-month periods ended August 31, 2007 follow:

•                  Consolidated net sales for the fiscal quarter ended August 31, 2007 increased 7.3 percent to $157,924 compared to $147,172 for the same period last year. Consolidated net sales for the six-month period ending August 31, 2007 increased 7.4 percent to $298,094 compared to $277,613 for the same period last year. Our Housewares segment contributed $3,226 and $11,467, or 2.2 and 4.1 percentage points, respectively, to net sales growth for the three- and six-month period ending August 31, 2007, when compared to the same periods last year. Our Personal Care segment contributed $7,526 and $9,014, or 5.1 and 3.3 percentage points, respectively, to net sales growth for the three- and six-month period ending August 31, 2007, when compared to the same periods last year. In Personal Care, net sales growth came from both our core appliance businesses as well as our new Belson products business, partially offset by declines in grooming, skin care, hair products, and brushes, combs, and accessories. Overall, our net sales growth has been affected by an extremely challenging retail environment. Many of our retail partners have faced a slowing sales trend over the first half of our fiscal year, which we believe is attributable to economic factors such as high gasoline prices, tightening credit markets, and a general concern by consumers over the direction of the economy.

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended August 31, 2007 decreased 2.1 percentage points to 43.2 percent compared to 45.3 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the six-month period ending August 31, 2007 decreased 1.9 percentage points to 43.0 percent compared to 44.9 percent for the same period last year. Gross margins in our core personal care appliance category showed improvement when compared to the same periods last year. Gross margins in grooming, skin care, hair products, and brushes, combs, and accessories categories were lower when compared to the same period last year principally due to the impact of higher raw material costs combined with pricing pressures, including increased customer incentives. Gross margins for the Housewares segment were lower due primarily to product mix shifts and higher cost of goods.

•                  Selling, general and administrative expense as a percentage of net sales for the fiscal quarter ended August 31, 2007 decreased 0.6 percentage points to 33.4 percent compared to 34.0 percent for the same period last year. Selling, general and administrative expense as a percentage of net sales for the six-month period ended August 31, 2007 decreased 2.0 percentage points to 33.0 percent compared to 35.0 percent for the same period last year. The improvement for the three- and six-months ended August 31, 2007 compared to the same period last year is mostly due to an improved distribution cost structure and related lower noncompliance charges from vendors, outbound freight cost improvements, and lower information technology outsourcing costs.

•                  Our financial position continues to strengthen when compared to our financial position at August 31, 2006. Total assets increased 1.8 percent, or $16,459 to $909,676 at August 31, 2007 when compared with August 31, 2006. Our working capital position improved $4,282 to $215,667 at August 31, 2007 compared with $211,385 at August 31, 2006. Total current and long-term debt outstanding at August 31, 2007 was $225,000 compared to $272,634 outstanding at August 31, 2006. Total stockholders’ equity was $543,901 at August 31, 2007 compared to $492,381 at August 31, 2006.

•                  On June 29, 2007, based upon our review of expected cash flows, we prepaid $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty, reduced associated interest rate swaps by the same notional amount, and reduced our Revolving Line of Credit Agreement commitment by $25,000 to $50,000.

•                  On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003. Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. We expect the amounts due related to the settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, to be paid with previously acquired tax reserve certificates and expect a cash refund, including interest, of approximately $4,539, to be received during the third quarter of fiscal 2008. In connection with the settlement in the second quarter of fiscal 2008, we:

•                  reversed $5,411 representing a portion of the tax provision previously established for those years and recorded $199 of interest income related to tax reserve certificates in excess of the settlement amount; and

•                  reversed $1,943 of a tax provision and $397 of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

We expect our net sales growth in all product categories to continue to be affected by an extremely challenging retail environment over the next few quarters. Many of our retail partners have faced a slowing sales trend over the first half of our fiscal year, which we believe is attributable to economic factors such as high gasoline prices, tightening credit markets, the recent sub-prime mortgage crisis, the overall slowdown in the U.S. housing market, and a general concern by consumers over the direction of the economy.

RESULTS OF OPERATIONS

Comparison of three- and six-month periods ended August 31, 2007 to the same periods ended August 31, 2006.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a percentage of net sales, and as a year-over-year percentage change.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended August 31,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Net sales
Personal Care Segment	$118,502	$110,976	$7,526	6.8%	75.0%	75.4%
Housewares Segment	39,422	36,196	3,226	8.9%	25.0%	24.6%
Total net sales	157,924	147,172	10,752	7.3%	100.0%	100.0%
Cost of sales	89,698	80,504	9,194	11.4%	56.8%	54.7%
Gross profit	68,226	66,668	1,558	2.3%	43.2%	45.3%

Selling, general, and administrative expense	52,728	50,028	2,700	5.4%	33.4%	34.0%
Operating income	15,498	16,640	(1,142)	-6.9%	9.8%	11.3%

Other income (expense):
Interest expense	(3,820)	(4,696)	876	-18.7%	-2.4%	-3.2%
Other income, net	221	287	(66)	-23.0%	0.1%	0.2%
Total other income (expense)	(3,599)	(4,409)	810	-18.4%	-2.3%	-3.0%
Earnings before income taxes	11,899	12,231	(332)	-2.7%	7.5%	8.3%
Income tax expense (benefit)	(6,354)	1,357	(7,711)	-568.2%	-4.0%	0.9%
Net earnings	$18,253	$10,874	$7,379	67.9%	11.6%	7.4%

	Six Months Ended August 31,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Net sales
Personal Care Segment	$225,314	$216,300	$9,014	4.2%	75.6%	77.9%
Housewares Segment	72,780	61,313	11,467	18.7%	24.4%	22.1%
Total net sales	298,094	277,613	20,481	7.4%	100.0%	100.0%
Cost of sales	169,850	153,004	16,846	11.0%	57.0%	55.1%
Gross profit	128,244	124,609	3,635	2.9%	43.0%	44.9%

Selling, general, and administrative expense	98,445	97,053	1,392	1.4%	33.0%	35.0%
Operating income	29,799	27,556	2,243	8.1%	10.0%	9.9%

Other income (expense):
Interest expense	(7,933)	(9,202)	1,269	-13.8%	-2.7%	-3.3%
Other income, net	1,475	1,077	398	37.0%	0.5%	0.4%
Total other income (expense)	(6,458)	(8,125)	1,667	-20.5%	-2.2%	-2.9%
Earnings before income taxes	23,341	19,431	3,910	20.1%	7.8%	7.0%
Income tax expense (benefit)	(5,029)	1,878	(6,907)	-367.8%	-1.7%	0.7%
Net earnings	$28,370	$17,553	$10,817	61.6%	9.5%	6.3%

Consolidated Sales

Consolidated net sales for the second fiscal quarter ending August 31, 2007 increased 7.3 percent to $157,924 compared with $147,172 for the same period last year. Consolidated net sales for the six-month period ending August 31, 2007 increased 7.4 percent to $298,094 compared with $277,613 for the same period last year. Core business growth (business owned and operated over the same fiscal period last year) contributed $4,225 or 2.9 percent, to consolidated net sales growth while new product acquisitions contributed $6,527, or 4.4 percent, to our consolidated net sales growth for the fiscal quarter ending August 31, 2007. Core business growth contributed $10,501, or 3.8 percent, to consolidated net sales growth while new product acquisitions contributed

$9,980, or 3.6 percent, to our consolidated net sales growth for the six-month period ending August 31, 2007. New product acquisitions for the three- and six-month periods ended August 31, 2007 consisted of three and four month’s net sales, respectively, of the Belson line of professional appliances, acquired as of May 1, 2007, and a small amount of royalty and other revenue in each quarter from our Candela® line of portable cordless lighting products. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Three Months Ended August 31,
	2007	2006

Prior year’s net sales for the same period	$147,172	$130,389

Components of net sales change
Core business net sales change	4,225	16,783
Net sales from acquisitions (non-core business net sales)	6,527	—
Change in net sales	10,752	16,783
Net sales	$157,924	$147,172

Total net sales growth	7.3%	12.9%
Core business net sales change	2.9%	12.9%
Net sales change from acquisitions (non-core business net sales change)	4.4%	0.0%

	Six Months Ended August 31,
	2007	2006

Prior year’s net sales for the same period	$277,613	$257,781

Components of net sales change
Core business net sales change	10,501	19,832
Net sales from acquisitions (non-core business net sales)	9,980	—
Change in net sales	20,481	19,832
Net sales	$298,094	$277,613

Total net sales growth	7.4%	7.7%
Core business net sales change	3.8%	7.7%
Net sales change from acquisitions (non-core business net sales change)	3.6%	0.0%

During the three-month and six-month periods ended August 31, 2007, we transacted approximately 15.0 percent of our net sales in foreign currencies. During the three-month and six-month periods ended August 31, 2006, we transacted approximately 14.0 percent of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. The overall net impact of foreign currency changes provided approximately $938 and $1,768 of additional sales in U.S. dollars for the three-month and six-month periods ended August 31, 2007, when compared to the same periods in the prior year.

Segment Net Sales:

Personal Care Segment - Net sales in the Personal Care segment for the second fiscal quarter increased 6.8 percent to $118,502 compared with $110,976 for the same period last year. Net sales for the six-month period ending August 31, 2007 increased 4.2 percent to $225,314 compared with $216,300 for the same period last year. For the three- and six-month periods ended August 31, 2007, net sales of appliances increased, offset by declines in grooming, skin care, hair products, and brushes, combs, and accessories, when compared to the same periods last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and in some cases, acquire more retail shelf space. Changes in product mix are generally allowing us to realize higher average unit prices, which offset in some categories, unit volume decreases. Over the last year, the prices of raw materials such as copper, steel, plastics and alcohol have experienced significant increases. We continue to evaluate the need and ability to raise prices with our customers and have already put certain increases into effect. In some cases, we have been successful raising prices to our customers, or passing cost increases on by moving customers to newer product models with enhancements that justify a higher price. In other cases, we have not been successful. Sales price increases and product enhancements can have long lead times before their impact is realized.

In our appliance business, we continue to work with suppliers to develop and design certain proprietary key electrical components exclusively available for our product lines. These designs coupled with our production volumes allow us to secure pricing advantages over similar standard components available from third parties, without sacrificing quality. We also continue to evaluate sourcing alternatives for our grooming, skin care, and hair products and have recently commenced limited sourcing projects for certain fragrance and grooming products in China. While we believe these developments are positive,  we do not expect to experience any significant impact of any sourcing changes that may be made during this fiscal year. The extent to which we will be able to continue to implement price increases or achieve improved sourcing costs, and the timing and the ultimate impact of such changes on net sales and cost of sales is uncertain. Accordingly, we have experienced margin pressure in this segment, particularly within grooming, skin care, hair products, and brushes, combs, and accessories categories.

•                  Appliances. Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers. Net sales for the three- and six-month periods ended August 31, 2007 increased approximately 14.7 and 10.2 percent, respectively, over the same periods in the prior year. Of the increase, approximately 8.3 and 6.5 percent, respectively, was due to sales from our newly acquired Belson line of professional appliances.

For the quarter, and year-to-date, increases in unit sales volume contributed approximately 12.8 and 9.0 percent, respectively, to net sales growth while increases in average selling prices contributed 1.9 and 1.2 percent, respectively, to net sales growth. Average unit selling prices were negatively impacted by our sales of Belson appliance lines, which currently sell at lower retail price points overall than our existing professional appliances. A higher percentage of Belson’s sales are on a direct import basis. Direct import sales have lower unit sales prices and lower gross margins, which are expected due to the lower selling, general, and administrative expense associated with this type of distribution.

Appliance sales during the first half of fiscal 2008 were positively impacted by sales under both our Bed Head® and Fusion Tools™ appliance brands, which were not available for shipment during the first half of fiscal 2007. These professional grade appliances sold at significantly higher price points than our more traditional retail appliances and contributed to our higher average unit selling price. Sales of our Hot Tools® and Toni&Guy® appliances, were also up significantly for the first half of this year when compared to the same period last year. Our Vidal Sassoon® brand’s sales have experienced approximately a 15.0 percent decline over the six-month period ended August 31, 2007, when compared to the same period in the prior year. A portion of this decline is attributable to the transition from the Vidal Sassoon® brand to the Revlon® brand by certain retailers. We are currently developing strategies to improve our market place positioning and associated sales effectiveness for our Vidal Sassoon® line.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Fusion Tools™, and Health o Meter® were key selling brands in this product line.

•                  Grooming, Skin Care, and Hair Products. Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products. Our grooming, skin care, and hair care brand portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, Final Net® and Skin Milk® brand names. Net sales for the three month and six-month periods ended August 31, 2007 decreased approximately 3.8 and 3.3 percent, respectively, over the same periods in the prior year.

For the quarter ended August 31, 2007, unit sales volume declines contributed 3.3 percent and unit price declines contributed 0.5 percent to the decrease in net sales. For the six months ended August 31, 2007, a unit sales volume increase of 0.1 percent was offset by unit price declines of 3.4 percent.

While our Latin American region is experiencing double digit unit volume increases on both a quarter and year-to-date basis, this has been more than offset by quarter-over-quarter and year-over-year net sales declines in our North American region. In the Latin American region, unit growth is being driven primarily by the performance of our Brut® and Ammens® brands throughout the region.

In North America, Brut® net sales were lower in the second quarter when compared to the same period last year, and offset first quarter net sales growth in this brand for an overall year to date decline in the low single digits. In the second fiscal quarter as in the first fiscal quarter, we continued to experience the negative impact of the discontinuance of the Sea Breeze® Naturals line with certain key customers and the associated sales returns and allowances granted to retailers as a result. During the second quarter, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response. Management is currently assessing new distribution alternatives for the brand.

During the quarter ended August 31, 2007, we began limited sourcing of fragrance and grooming products out of China. We continue to evaluate this sourcing alternative as a way to enhance our gross margins in the product group balanced against additional lead time constraints. Based upon initial results, we expect to increase future China sourcing volume in this product category over the next two years.

•                  Brushes, Combs, and Accessories. Net sales for the three month and six-month periods ended August 31, 2007 decreased approximately 27.8 and 25.1 percent, respectively, over the same periods in the prior year.

A combination of sluggish sales in the mass retail channel, the discontinuance of a private label program with a large drug retailer and the loss of placement with a key distributor during our first fiscal quarter were significant contributing factors to the decline. Bed Head® by TIGI  products began to ship during the fiscal quarter ended May 31, 2007. We believe Bed Head® sales, while not yet significant in this product group, will provide opportunities for growth in this product category.

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

Net sales for the three- and six-month periods ended August 31, 2007 increased approximately 8.9 and 18.7 percent to $39,422 and $72,780, respectively, over the same periods in the prior year. Our Housewares segment’s first fiscal quarter 2008 performance compares to a weak first fiscal quarter in 2007 when distribution center shipping issues resulted in an estimated loss of between $4.5 to $5 million in net sales for prior year fiscal quarter. A portion of these sales subsequently shipped in the second fiscal quarter of the prior year, causing difficult quarter-over-quarter comparisons for our second fiscal quarter of the current year. Accordingly, we believe that the comparison of the six-month periods ended August 31, 2007 and 2006 to be more reflective of OXO’s overall operating performance, than individual quarterly comparisons during the same timeframe.

For the six-month period ended August 31, 2007, increases in unit sales volume contributed approximately 12.6  percent to net sales growth, while increases in average selling prices contributed 6.1 percent to net sales growth. Unit prices are increasing because the Houseware segment’s business has been expanding its product mix to include higher priced goods, such as trash cans, tea kettles, and hand tools. Unit volumes increased primarily due to improved distribution execution, growth with existing accounts, and our continued expansion of net sales in the United Kingdom and Japan.

We had some early shipments of our new Good Grips® POP modular line of food storage containers and our re-staged line of Candela® portable, cordless, rechargeable table and counter-top ambience lighting products towards the end of the second quarter of 2008; however, we still expect the significant portion of the roll-out of these new lines to occur during the third quarter of fiscal 2008.

OXO Good Grips®, OXO SoftWorks® and OXO Steel® were the key selling sub-brands in this product group.

Consolidated Gross Profit Margins

Consolidated gross profit, as a percentage of net sales for the three- and six-month periods ended August 31, 2007, decreased 2.1 and 1.9 percentage points, respectively, to 43.2 and 43.0 percent. Gross margins in our core personal care appliance category showed improvement when compared to the same periods last year. Gross margins in grooming, skin care, hair products, and brushes, combs, and accessories categories were lower when compared to the same period last year due to the impact of higher raw materials costs combined with pricing pressures, including increased customer incentives. Gross margins for the Housewares segment were lower due primarily to product mix shifts and higher cost of goods.

Selling, general, and administrative expense

Selling, general and administrative expense as a percentage of net sales for the fiscal quarter ended August 31, 2007 decreased 0.6 percentage points to 33.4 percent compared to 34.0 percent for the same period last year. Selling, general and administrative expense as a percentage of net sales for the six-month period ended August 31, 2007 decreased 2.0 percentage points to 33.0 percent compared to 35.0 percent for the same period last year. The improvement for the three- and six-months ended August 31, 2007 compared to the same periods last year is mostly due to an improved distribution cost structure and related lower noncompliance charges from vendors, outbound freight cost improvements, and lower information technology outsourcing costs.

Operating Income by Segment:

The following table sets forth, for the periods indicated, our operating income by segment, as a percentage of net sales, and as a year-over-year percentage change:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended August 31,				% of Segment Net Sales
	2007	2006	$ Change	% Change	2007	2006

Personal Care	$6,931	$9,701	$(2,770)	-28.6%	5.8%	8.7%
Housewares	8,567	6,939	1,628	23.5%	21.7%	19.2%
Total operating income	$15,498	$16,640	$(1,142)	-6.9%	9.8%	11.3%

	Six Months Ended August 31,				% of Segment Net Sales
	2007	2006	$ Change	% Change	2007	2006

Personal Care	$15,803	$15,893	$(90)	-0.6%	7.0%	7.3%
Housewares	13,996	11,663	2,333	20.0%	19.2%	19.0%
Total operating income	$29,799	$27,556	$2,243	8.1%	10.0%	9.9%

For the three- and six-month periods ended August 31, 2007, operating income declined in the Personal Care segment primarily as a result of lower sales and the resulting operating performance delivered by our North American grooming, skin care, and hair products categories and our bushes, combs and accessories categories.

Operating income for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses (“SG&A”) associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our distribution facility in Southaven, Mississippi. In the last quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the same facility.

Throughout fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008. We believe the new method better reflects the economics of our newly consolidated operations.

The table below summarizes the expense allocations made to the Housewares segment for the three-month and six-month periods ended August 31, 2007 compared to the same periods in the previous year. Some of these expenses were previously absorbed by the Personal Care segment.

Housewares Segment Expense Allocation

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Distribution and sourcing expense	$3,432	$1,957	$6,286	$3,384
Other operating and corporate overhead expense	1,393	1,376	2,719	2,374
Total allocated expenses	$4,825	$3,333	$9,005	$5,758

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.7%	5.4%	8.6%	5.5%
Other operating and corporate overhead expense	3.5%	3.8%	3.7%	3.9%
Total allocated expenses	12.2%	9.2%	12.4%	9.4%

Interest expense and other income / (expense)

Interest expense for the three-month and six-month periods ended August 31, 2007 decreased to $3,820 and $7,933, respectively, compared to $4,696 and $9,202, respectively, for the same periods in the prior year. The overall decrease in interest expense was principally the result of:

•                  Lower amounts of debt outstanding in the first half of fiscal 2008;

•                  In the first quarter of fiscal 2007, we expensed $279 of interest in connection with a Hong Kong tax settlement; and

•                  as discussed elsewhere in this report, at the end of the third quarter of fiscal 2007, we entered into interest rate swap agreements to effectively fix interest rates on most of our floating rate debt.

Other income, net, for the three-month and six-month periods ended August 31, 2007 was $221 and $1,475, respectively, compared to $287 and $1,077, respectively, for the same periods in the prior year. The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Three Months Ended August 31,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Interest income	$475	$345	$130	37.7%	0.3%	0.2%
Unrealized losses on securities	(116)	(36)	(80)	*	-0.1%	0.0%
Miscellaneous other income	(138)	(22)	(116)	*	-0.1%	0.0%
Total other income (expense)	$221	$287	$(66)	-23.0%	0.1%	0.2%

	Six Months Ended August 31,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Interest income	$1,557	$634	$923	145.6%	0.5%	0.2%
Unrealized (losses) gains on securities	(171)	24	(195)	*	-0.1%	0.0%
Miscellaneous other income	89	419	(330)	-78.8%	0.0%	0.2%
Total other income (expense)	$1,475	$1,077	$398	37.0%	0.5%	0.4%

*    Calculation is not meaningful

Interest income was higher for the three- and six-months ended August 31, 2007, when compared to the same periods last year due to combined effects of higher levels of temporarily invested cash and higher interest rates earned.

Miscellaneous other income for the six-month period ended August 31, 2006, included a $422 gain from the sale of 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center.

Income tax expense

Income tax expense for the three- and six-month periods ended August 31, 2007 was a credit of $6,354 and $5,029, or 53.4 and 21.5 percent of earnings before income taxes, respectively, versus a charge of $1,357 and $1,878, respectively, or 11.1 and 9.7 percent of earnings before income taxes, respectively, for the three- and six-month periods ended August 31, 2006. Our tax expense for the three-months and six-months ended August 31, 2007 and 2006 were primarily impacted by the following tax matters:

•                  On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003. Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. We expect the amounts due related to the settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, to be paid with previously acquired tax reserve certificates and expect a cash refund, including interest, of approximately $4,539, to be received during the third quarter of fiscal 2008. In connection with the settlement in the second quarter of fiscal 2008, we:

•                  reversed $5,411 representing a portion of the tax provision previously established for those years and recorded $199 of interest income related to tax reserve certificates in excess of the settlement amount; and

•                  reversed $1,943 of a tax provision and $397 of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

Excluding the effect of these adjustments, our income tax for the three- and six-month periods ended August 31, 2007 would have been 13.4 and 12.5 percent of earnings before income taxes, respectively.

•                  During the first quarter of fiscal 2007, the Company reversed $192 of tax provision previously established in connection with a Hong Kong tax settlement. This had the effect of lowering the quarter’s tax expense by 2.7 percent.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of August 31, 2007 and August 31, 2006 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	As of August 31,
	2007	2006

Accounts Receivable Turnover (Days) (1)	70.7	73.7
Inventory Turnover (Times) (1)	2.3	1.9
Working Capital (in thousands)	$215,667	$211,385
Current Ratio	2.5 : 1	2.5 : 1
Ending Debt to Ending Equity Ratio (2)	41.4%	55.4%
Return on Average Equity (1)	11.7%	9.9%

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

(2)  Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines when they appear on our consolidated condensed balance sheets:  “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion.”

Operating Activities

Our combined balance of cash and temporary investments was $46,511 at August 31, 2007, compared to $91,205 at February 28, 2007. Operating activities provided $19,311 of cash during the first six months of fiscal 2008, compared to $8,353 of cash provided during the same period in fiscal 2007. The increase in operating cash flow was primarily due to the improved inventory and receivables management in our core business.

Accounts receivable increased $6,057 to $121,953 as of August 31, 2007, compared to $115,896 at the end of fiscal 2007. Included in the accounts receivable increase is $6,365 related to our Belson business acquired in May 2007. Accounts receivable turnover improved to 70.7 days at August 31, 2007 from 73.7 days at August 31, 2006. This calculation is based on a rolling five quarter accounts receivable balance. Accounts receivable turnover continued to improve due to our continued emphasis on aggressive management of collections and operating efficiencies we have gained as a result of our Global Enterprise Resource Planning system.

Inventories increased $24,185 to $168,255 as of August 31, 2007, compared to $144,070 at the end of fiscal 2007. Included in the inventory increase is $9,379 of inventory related to our Belson business acquired in May 2007. The balance of the increase in inventory was due to the normal increase in inventory levels in the first half of the fiscal year as we increase inventory for new product introductions and the normal inventory build prior to the holiday season. Despite the Belson acquisition, inventory turnover improved to 2.3 times at August 31, 2007 compared to 1.9 times at August 31, 2006 due primarily to improved inventory management and higher inventories in the prior year quarter resulting from our warehouse transition. Inventories at August 31,2007 were $168,255 compared to $185,324 at August 31, 2006.

Working capital increased to $215,667 at August 31, 2007, compared to $211,385 at August 31, 2006. Our current ratio remained flat at 2.5:1 for both August 31, 2007 and 2006. The improvements in our working capital position over the past year is the result of the strength of our cash flow and improved receivables and inventory management, which allowed us over the last twelve months to use $42,813 of cash for capital, business and trademark acquisitions, pay down $47,634 of debt, and increase our cash and temporary investments by $14,674.

Investing Activities

Investing activities provided $4,678 of cash during the six-months ended August 31, 2007. Listed below are some significant highlights of our investing activities:

•                  We spent $1,198 on molds and tooling, $631 on information technology infrastructure, $417 on distribution center equipment and $243 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•                  We spent $177 on patent cost registrations for our Housewares segment.

•                  We spent $36,500 in cash to acquire accounts receivable, inventory, trademarks, goodwill and intangible assets of the Belson business.

•                  We received proceeds on a property insurance settlement of $94.

•                  We liquidated $43,750 of temporary cash investments, which we primarily used to acquire Belson and to prepay $25,000 of long-term debt.

Financing Activities

Financing activities used $24,933 of cash during the six-month period ended August 31, 2007.  Highlights of those activities follow:

•                  On June 29, 2007, we prepaid $25,000 of our 5 year floating rate Senior Notes without penalty.

•                  Employees exercised 135,350 options for common shares, providing $2,134 of cash and $412 in related tax benefits.

•                  In July 2007, purchases through our employee stock purchase plan provided $210 of cash.

•                  An additional 1,000,000 of stock options were exercised during the fiscal quarter ended August 31, 2007 in a non-cash transaction in which a key employee tendered 728,500 common shares having a market value of $20,271 as payment of the exercise price and related federal tax obligations for the exercise of options. The exercise of these options required $4,505 to pay related federal income tax obligations and generated approximately $1,663 of related tax benefits.

•                  We recorded $153 of deferred tax benefits associated with the share-based compensation expense as cash flow from financing activities under the line entitled “Share-based compensation tax benefit” in our  consolidated condensed statement of cash flow.

On June 7, 2007, we gave notice to permanently reduce the commitment under our revolving Credit Agreement, dated as of June 1, 2004, with Helen of Troy L.P., as borrower, Bank of America, N.A. and other lenders from $75,000 to $50,000. While this had no effect on our cash flow for the six-month period ended August 31, 2007, it may restrict our ability to borrow funds in the future.

Our ability to access our Revolving Line of Credit facility is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants. The financial covenants require us to maintain certain debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of August 31, 2007, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA. These covenants effectively limited our ability to incur more than $95,499 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well. As of August 31, 2007, we are in compliance with the terms of the various credit agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of August 31, 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31

(in thousands)

		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$25,000	$13,000	$3,000	$3,000	$3,000	$3,000	$—
Term debt - floating rate (1)	200,000	—	75,000	—	50,000	—	75,000
Long-term incentive plan payouts	3,152	1,790	1,012	350	—	—	—
Interest on floating rate debt (1)	50,189	11,870	11,134	7,453	6,962	4,507	8,263
Interest on fixed rate debt	3,356	1,293	842	624	407	190	—
Open purchase orders	76,780	76,780	—	—	—	—	—
Minimum royalty payments	58,193	2,765	7,162	7,258	6,549	5,976	28,483
Advertising and promotional	67,206	7,660	5,960	7,602	6,575	6,742	32,667
Operating leases	11,519	1,784	1,146	1,158	971	960	5,500
Open letters of credit pending settlement	1,197	1,197	—	—	—	—	—
Other	158	158	—	—	—	—	—
Total contractual obligations	$496,750	$118,297	$105,256	$27,445	$74,464	$21,375	$149,913

(1)         The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note 13,  on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its unsecured floating interest rate $100,000, 5 year; $50,000, 7 year; and $75,000, 10 year Senior Notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

As of August 31, 2007, we have no outstanding borrowings and $1,197 of open letters of credit under our Revolving Line of Credit Agreement. We have not drawn on this facility thus far during the current fiscal year. As mentioned in Notes 9 and 13 in the accompanying consolidated condensed financial statements, on June 8, 2007, we gave notice to prepay $25,000 of our $100,000, 5 year floating rate Senior Notes without penalty. This prepayment was made June 29, 2007. Also, on June 7, 2007, based upon a review of our expected cash flows, we gave notice to permanently reduce the commitment under our five year $75,000 Revolving Line of Credit Agreement commitment by $25,000 to $50,000. The reduction of the commitment will result in a proportionate decline in the future cost of associated commitment fees under the facility.

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

The Company may elect to repurchase additional common shares from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements. For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Other than the Company’s adoption of FIN 48, as described below and in Note 12 to the consolidated condensed financial statements, there have been no material changes to the Company’s critical accounting policies from the information provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended February 28, 2007.

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

For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - Summary of Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended February 28, 2007. Note 1 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – New Accounting Pronouncements, to the accompanying consolidated condensed financial statements, for a discussion of the status and potential impact of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks. Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of August 31, 2007 is both floating and fixed. Fixed rates are in place on $25,000 of senior notes at rates ranging from 7.01 percent to 7.24 percent.

Floating rates are in place on $200,000 of debt. Interest rates on these notes are reset as described in Note 13 to our consolidated condensed financial statements. Interest rates during the latest fiscal quarter on these notes ranged from 6.20 to 6.26 percent. During the third quarter of fiscal 2007, the Company decided to actively manage most of its floating rate debt using interest rate swaps. The Company entered into three interest rate swaps that convert an aggregate notional principal of $200,000 from floating interest rate payments under its 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200,000 at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.36 percent as of August 31, 2007 on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

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

During the three-month and six-month periods ended August 31, 2007, we transacted approximately 15.0 percent of our net sales in foreign currencies. During the three-month and six-month periods ended August 31, 2006, we transacted approximately 14.0 percent of our net sales in foreign currencies. For the three-month and six-month periods ended August 31, 2007, we incurred net foreign exchange (losses) / gains of ($146) and $505, respectively. During the same fiscal periods in the prior year, we incurred net foreign exchange gains of $570 and $886, respectively.

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

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at August 31, 2007 and February 28, 2007:

CASH FLOW HEDGES

August 31, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at August 31, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at August 31, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	2.0166	1.9010	2.0078	$(1,068)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	2.0166	1.9242	1.9810	$(284)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	2.0166	1.9644	1.9740	$(48)
Subtotal										$(1,400)

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(556)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(397)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(333)
Subtotal										$(1,286)

Fair Value of Cash Flow Hedges										$(2,686)

February 28, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb. 28, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	$(533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	$(83)
Subtotal										$(616)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(833)
Subtotal										$(1,501)

Fair Value of Cash Flow Hedges										$(2,117)

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2007 and risks otherwise described from time to time in our SEC reports as filed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The lawsuit was brought in the United States District Court for the Western District of Texas. The Company intends to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action. However, if the Company were to lose on any issues connected with the lawsuit or if the lawsuit is not settled on favorable terms, the judgement or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is a risk that such litigation could result in substantial costs and divert management’s attention and resources from its business, which could adversely affect the Company’s business. The Company carries insurance that provides an aggregate coverage of $20 million after a self-insured retention of $500 thousand for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be adequate to cover losses, if any, arising out of the lawsuit.

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

For the fiscal years 1998 through 2003, the IRD had previously assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. In connection with the IRD’s tax assessment for the fiscal years 1998 through 2003, we have purchased and currently hold tax reserve certificates from Hong Kong totaling $25,144 (U.S.). Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for tax reserve certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability. These certificates are denominated in Hong Kong dollars and are subject to the risks associated with foreign currency fluctuations.

On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003. Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. We expect the amounts due related to the settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, to be paid with previously acquired tax reserve certificates and expect a cash refund, including interest of approximately

$4,539, to be received during the third quarter of fiscal 2008. In connection with the settlement in the second quarter of fiscal 2008, we:

•                  reversed $5,411 representing a portion of the tax provision previously established for those years and recorded $199 of interest income related to tax reserve certificates in excess of the settlement amount; and

•                  reversed $1,943 of a tax provision and $397 of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

Effective March 2005, we had concluded the conduct of all operating activities in Hong Kong that we believe were the basis of the IRD’s assessments. Over the course of the prior year, the Company had moved these activities to China and Macao. The Company established a Macao offshore company (“MOC”) and began operating from Macao in the third quarter of fiscal 2005. As a MOC, we have been granted an indefinite tax holiday and pay no taxes.

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

ITEM 1A. RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties. In evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our latest Annual Report on Form 10-K for the year ended February 28, 2007. Since the publication or our Annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009. During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 shares of common shares having a market value of $20,271 as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price. We did not repurchase any common shares during the three- and six-months ended August 31, 2006. From September 1, 2003 through August 31, 2007, we have repurchased 2,292,336 shares at a total cost of $65,883, or an average price per share of $28.74. An additional 707,664 shares remain authorized for purchase under this plan. The following schedule sets forth the purchase activity for the latest fiscal quarter just ended:

ISSUER PURCHASES OF EQUITY SECURITIES  FOR THE THREE MONTHS ENDED AUGUST 31, 2007

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 through June 30, 2007	—	$—	—	1,436,164
July 1 through July 31, 2007	728,500	27.83	728,500	707,664
August 1 through August 31, 2007	—	—	—	707,664
Total	728,500	$27.83	728,500	707,664

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held August 21, 2007 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

•                  Proposal 1. Election of a board of eight directors;

•                  Proposal 2. Amendment to the Company’s bye-laws to make the Company eligible for a direct registration program; and

•                  Proposal 3. Appointment of Grant Thornton LLP as the auditor and independent registered public accounting firm of the Company to serve for the 2008 fiscal year and to authorize the Audit Committee of the Board of Directors to set the auditor’s remuneration.

A description of the foregoing matters is contained in the Company’s Proxy Statement dated June 28, 2007, relating to the 2007 Annual Meeting of Shareholders.

With respect to Proposal 1, the shareholders elected each of the following directors to the Company’s Board of Directors by the votes indicated below, to serve for the ensuing year:

	For	Withheld

Gary B. Abromovitz	25,953,272	1,606,275
John B. Butterworth	27,331,326	228,221
Timothy F. Meeker	19,937,901	7,621,646
Byron H. Rubin	19,850,524	7,709,023
Gerald J. Rubin	20,369,383	7,190,164
Stanlee N. Rubin	14,673,854	12,885,693
Adolpho R. Telles	25,522,066	2,037,481
Darren G. Woody	27,314,023	245,524

The proposal to approve an amendment to the Company’s bye-laws to make the Company eligible for a direct registration program received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

23,901,727	33,828	48,150	3,575,842

The proposal to appoint Grant Thornton LLP as independent auditors of the Company and to authorize the Audit Committee of the Board of Directors to set the auditor’s remuneration received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

27,507,578	36,539	15,430	—

ITEM 6.                             EXHIBITS

(a)                                Exhibits

3.2	Bye-laws, as amended.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: October 10, 2007	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: October 10, 2007	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: October 10, 2007	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

3.2 *	Bye-laws, as amended.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.

** Furnished herewith.