Form 10-Q
period 2007-11-30
HELEN OF TROY LTD
filed 2008-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2008
Common Shares, $0.10 par value per share	30,710,948 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except shares and par value)

	November 30,	February 28,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,427	$35,455
Temporary investments	51,650	55,750
Trading securities, at market value	35	189
Receivables - principally trade, less allowance of $1,333 and $1,002	162,722	115,896
Inventories	146,413	144,070
Prepaid expenses and other assets	6,382	8,379
Deferred income tax benefits	14,847	13,479
Total current assets	417,476	373,218

Property and equipment, at cost less accumulated depreciation of $42,611 and $35,325	91,387	96,669
Goodwill	212,874	201,002
Trademarks, net of accumulated amortization of $234 and $230	161,924	158,061
License agreements, net of accumulated amortization of $17,033 and $15,953	25,282	26,362
Other intangible assets, net of accumulated amortization of $5,955 and $4,561	15,781	14,653
Tax certificates	—	25,144
Deferred income tax benefits	176	—
Other assets, net	10,432	11,163
Total assets	$935,332	$906,272

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,000	$10,000
Accounts payable, principally trade	48,151	37,779
Accrued expenses and current liabilities	87,097	62,384
Income taxes payable	957	24,924
Total current liabilities	149,205	135,087

Long-term compensation and other liabilities	2,162	2,095
Long-term income taxes payable	9,071	—
Deferred income tax liability	—	1,673
Long-term debt, less current portion	212,000	240,000
Total liabilities	372,438	378,855

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common shares, $.10 par. Authorized 50,000,000 shares; 30,709,748 and 30,286,406 shares
issued and outstanding	3,071	3,029
Additional paid-in-capital	98,419	94,951
Retained earnings	467,643	431,003
Accumulated other comprehensive income	(6,239)	(1,566)
Total stockholders’ equity	562,894	527,417
Total liabilities and stockholders’ equity	$935,332	$906,272

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Net sales	$210,348	$213,437	$508,442	$491,050
Cost of sales	120,280	121,960	290,130	274,964
Gross profit	90,068	91,477	218,312	216,086

Selling, general, and administrative expense	59,387	62,375	157,832	159,428
Operating income before impairment and gain	30,681	29,102	60,480	56,658

Impairment charges	4,983	—	4,983	—
Gain on sale of land	(3,609)	—	(3,609)	—
Operating income	29,307	29,102	59,106	56,658

Other income (expense):
Interest expense	(3,603)	(4,487)	(11,536)	(13,689)
Other income, net	741	863	2,216	1,940
Total other income (expense)	(2,862)	(3,624)	(9,320)	(11,749)

Earnings before income taxes	26,445	25,478	49,786	44,909

Income tax expense (benefit):
Current	4,466	3,938	(514)	5,710
Deferred	(863)	(1,273)	(912)	(1,167)
Net earnings	$22,842	$22,813	$51,212	$40,366

Earnings per share:
Basic	$0.74	$0.76	$1.68	$1.34
Diluted	$0.73	$0.72	$1.60	$1.28

Weighted average common shares used in computing net earnings per share
Basic	30,708	30,160	30,507	30,074
Diluted	31,296	31,769	31,924	31,578

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$51,212	$40,366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,785	10,756
Provision for doubtful receivables	331	(307)
Share-based compensation expense	821	499
Write off of deferred finance costs due to early extinguishment of debt	282	—
Unrealized (gain) / loss - trading securities	190	(34)
Deferred taxes, net	(1,167)	(1,288)
Gain on the sale of property, plant and equipment	(3,614)	(419)
Impairment charges	4,983	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(39,818)	(60,849)
Inventories	5,832	22,246
Prepaid expenses and other current assets	(957)	198
Other assets	(408)	2,582
Accounts payable	10,356	12,432
Accrued expenses and current liabilities	19,020	17,116
Income taxes payable	(1,710)	(3,438)
Net cash provided by operating activities	56,138	39,860

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(4,624)	(6,287)
Acquisition of business	(36,500)	—
Proceeds from the sale of property, plant and equipment	5,702	666
Purchase of temporary securities	(141,000)	(60,500)
Sale of temporary securities	145,100	51,000
Net cash used by investing activities	(31,322)	(15,121)
Cash flows from financing activities:
Proceeds from debt	—	7,660
Repayment of long-term debt	(25,000)	(4,974)
Proceeds from exercise of stock options, including related tax effects	4,278	3,452
Proceeds from employee stock purchase plan	210	190
Payment of tax obligations resulting from cashless option exercise	(4,505)	—
Share-based compensation tax benefit	173	130
Net cash (used) / provided by financing activities	(24,844)	6,458
Net (decrease) / increase in cash and cash equivalents	(28)	31,197
Cash and cash equivalents, beginning of period	35,455	18,320
Cash and cash equivalents, end of period	$35,427	$49,517

Supplemental cash flow disclosures:
Interest paid	$11,121	$12,771
Income taxes paid (net of refunds)	$24,367	$8,562
Common shares received as exercise price of options	$15,938	$—

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Net earnings, as reported	$22,842	$22,813	$51,212	$40,366
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest Rate Swaps	(3,638)	(1,793)	(3,496)	(1,793)
Cash flow hedges - Foreign Currency	(562)	(956)	(1,177)	(2,434)
Comprehensive income	$18,642	$20,064	$46,539	$36,139

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2007

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2007 and February 28, 2007, and the results of our consolidated operations for the three-month and nine-month periods ended November 30, 2007 and 2006. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

New Accounting Standards Subject to Future Adoption

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). SFAS 106 would require us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insureds.  An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies.  EITF 06-4 is currently effective for fiscal years beginning after December 15, 2007.  The Company has undertaken a review of the endorsement type policy agreement it currently maintains and believes that all subject policies fall outside the scope of EITF 06-4 because the agreements will not survive the retirement of the affected employee.  Accordingly, we believe the adoption of EITF 06-4 will have no impact on our financial statements.

Fair Value Measurements - In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report.  With respect to financial assets and liabilities, this Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. With respect to non-financial assets and liabilities, this Statement is now effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

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

Accounting for Business Combinations - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and will have no impact on transactions recorded to date.

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

Note 3 – Litigation

Securities Class Action Litigation – An agreement in principle has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

The proposed settlement remains subject to a number of conditions, including the negotiation of final settlement documents and court approval following notice to class members.  Under the proposed settlement, the lawsuit would be dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit, because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing, and, if the settlement is approved, they will receive a full release of all claims. The Company cannot make any assurances that the proposed settlement will be concluded or approved by the court.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock plus the effect of dilutive securities.   The number of dilutive securities was 588,478 and 1,417,329 for the three-and nine-month periods ended November 30, 2007, respectively, and 1,609,412 and 1,504,504 for the three-and nine-month periods ended November 30, 2006,  respectively.  All dilutive securities during these periods consisted of stock options which were issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 1,241,100 and 536,300 at November 30, 2007 and 2006, respectively.

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

(in thousands)

	Personal
November 30, 2007	Care	Housewares	Total

Net sales	$162,992	$47,356	$210,348
Operating income	20,336	8,971	29,307
Capital, license, trademark and other intangible expenditures	1,086	872	1,958
Depreciation and amortization	2,385	1,249	3,634

	Personal
November 30, 2006	Care	Housewares	Total

Net sales	$173,741	$39,696	$213,437
Operating income	20,077	9,025	29,102
Capital, license, trademark and other intangible expenditures	1,456	1,083	2,539
Depreciation and amortization	2,182	1,227	3,409

NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

(in thousands)

	Personal
November 30, 2007	Care	Housewares	Total

Net sales	$388,306	$120,136	$508,442
Operating income	36,139	22,967	59,106
Capital, license, trademark and other intangible expenditures	1,996	2,628	4,624
Depreciation and amortization	7,144	3,641	10,785

	Personal
November 30, 2006	Care	Housewares	Total

Net sales	$390,041	$101,009	$491,050
Operating income	35,970	20,688	56,658
Capital, license, trademark and other intangible expenditures	4,436	1,851	6,287
Depreciation and amortization	7,081	3,675	10,756

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT  NOVEMBER 30, 2007 AND FEBRUARY 28, 2007

(in thousands)

	Personal
	Care	Housewares	Total

November 30, 2007	$580,638	$354,694	$935,332
February 28, 2007	554,295	351,977	906,272

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

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi.  In the fourth quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the Southaven facility. Throughout fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008.  We believe the new method better reflects the economics of our newly consolidated operations.  The table below summarizes the expense allocations made to the Housewares segment for the three-months and nine-months ended November 30, 2007 compared to the same periods in the previous year.  Some of these expenses were previously absorbed by the Personal Care segment.

Housewares Segment Expense Allocation

(dollars in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
	(New Method)	(Prior Method)	(New Method)	(Prior Method)

Distribution and sourcing expense	$4,012	$2,181	$10,298	$5,565
Other operating and corporate overhead expense	2,291	1,509	5,010	3,883
Total allocated expenses	$6,303	$3,690	$15,308	$9,448

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.5%	5.5%	8.6%	5.5%
Other operating and corporate overhead expense	4.8%	3.8%	4.2%	3.8%
Total allocated expenses	13.3%	9.3%	12.7%	9.4%

Note 6 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(dollars in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2007	2007

Land	—	$7,539	$9,537
Building and improvements	10 - 40	62,812	62,666
Computer and other equipment	3 - 10	41,704	41,265
Molds and tooling	1 - 3	8,176	6,538
Transportation equipment	3 - 5	3,991	3,912
Furniture and fixtures	5 - 15	8,023	7,815
Construction in process	—	1,753	261
		133,998	131,994
Less accumulated depreciation		(42,611)	(35,325)
Property and equipment, net		$91,387	$96,669

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998 and resulted in a pretax gain on the sale of $3,609.

Depreciation expense was $2,661 and $7,822 for the three-month and nine-month periods ended November 30, 2007, respectively, and $2,531 and $7,499 for the three-month and nine-month periods ended November 30, 2006, respectively.

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

In the fourth quarter of fiscal 2007, we commenced our re-introduction of the newly formulated Epil-Stop® product line.  In response to unsatisfactory consumer sales and the discontinuance of the Epil-Stop® line by certain retailers, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our Time-block® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill or other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in the Company’s relationships with significant customers.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for all intangible assets and indicates the operating segments to which they belong:

INTANGIBLE ASSETS

(in thousands)

			November 30, 2007			February 28, 2007
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount

Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$166,131	$165,934	$—	$165,934
All other goodwill	Personal Care	Indefinite	46,743	—	46,743	35,068	—	35,068
			212,874	—	212,874	201,002	—	201,002

Trademarks:
OXO	Housewares	Indefinite	75,554	—	75,554	75,554	—	75,554
Brut	Personal Care	Indefinite	51,317	—	51,317	51,317	—	51,317
All other - definite lives	Personal Care	(1)	338	(234)	104	338	(230)	108
All other - indefinite lives	Personal Care	Indefinite	34,949	—	34,949	31,082	—	31,082
			162,158	(234)	161,924	158,291	(230)	158,061

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	18,000	18,000	—	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(17,033)	7,282	24,315	(15,953)	8,362
			42,315	(17,033)	25,282	42,315	(15,953)	26,362

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,501	(5,697)	13,804	19,214	(4,561)	14,653
	Personal Care	3 - 8 Years	2,235	(258)	1,977	—	—	—
			21,736	(5,955)	15,781	19,214	(4,561)	14,653

Total			$439,083	$(23,222)	$415,861	$420,822	$(20,744)	$400,078

(1) Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the three-month and nine-month periods ending November 30, 2007 and 2006, as well as our latest estimate of amortization expense for the fiscal years ending the last day of each February from 2008 through 2013.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate Amortization Expense For the three months ended

November 30, 2007	$852
November 30, 2006	$660

Aggregate Amortization Expense For the nine months ended

November 30, 2007	$2,478
November 30, 2006	$2,216

Estimated Amortization Expense For the fiscal years ended

February 2008	$3,360
February 2009	$3,228
February 2010	$3,184
February 2011	$2,500
February 2012	$2,351
February 2013	$2,318

NOTE 8 - Acquisitions And New Trademark License Agreements

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets of Belson Products (“Belson”), formerly the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom.  We believe that Belson’s portfolio of professional salon products, in addition to our existing professional products, will continue to strengthen our leadership position in the professional distribution channels.

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

Bed Head® by TIGI and Toni&Guy® - On December 6, 2006, we entered into licensing arrangements with MBL/TIGI Products, L.P. and MBL/Toni&Guy Products L.P. for  the use of the Bed Head® by TIGI and Toni&Guy® trademarks for personal care products in the Western Hemisphere.  We have introduced a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that currently includes hair dryers, hair styling irons and straighteners, brushes and hair care accessories. We have begun marketing Bed Head® products in the United States, and plan to market Bed Head® branded products in the remainder of the Western Hemisphere.  Initial domestic product shipments began during the first quarter of fiscal 2008.

Candela® Acquisition - On September 25, 2006, we acquired all rights to trademarks, certain patents, formulas, tooling and production processes to Vessel, Inc.’s rechargeable lighting products under various brand names, including Candela®.  The products are sold by our Housewares segment.  Shipments of the newly restaged line of Candela® products under the OXO brand commenced in the third quarter of fiscal 2008.  We believe the acquired trademarks have indefinite economic lives.  The following schedule presents the assets acquired at closing and management’s purchase price allocation:

Assets Acquired from Vessel, Inc.

(in thousands)

Trademarks	$354
Patents	120
Fixed assets	26
Total assets acquired	$500

Note 9 – Short Term Debt

We entered into a five year revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $10 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.0 percent per annum on the face value of the letter of credit.  During the second quarter of fiscal 2008, we permanently reduced the commitment under our Revolving Line of Credit Agreement from $75 million to $50 million, which has resulted in a proportionate decline in the cost of associated commitment fees under the facility.  Outstanding letters of credit reduce the borrowing limit dollar for dollar.  During the first nine months of fiscal 2008 and all of fiscal 2007, we did not draw on the Revolving Line of Credit Agreement.  As of November 30, 2007, there were no revolving loans and $197 of open letters of credit outstanding under this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA.  These covenants effectively limited our ability to incur more than $94,812 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  The agreement is unconditionally guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of November 30, 2007, we were in compliance with the terms of this agreement.

Note 10 – Accrued Expenses and Current Liabilities

A summary of accrued expenses was as follows:

ACCRUED EXPENSES AND CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2007	2007

Accrued discounts, warranty returns and allowances	$32,163	$25,153
Accrued compensation	9,943	9,098
Accrued advertising	13,081	9,583
Accrued interest	2,481	2,833
Accrued royalties	4,219	2,549
Accrued professional fees	2,278	1,226
Accrued benefits and payroll taxes	2,232	1,773
Accrued freight	2,064	1,727
Accrued property, sales and other taxes	2,996	959
Foreign currency contracts	2,219	616
Interest rate swaps	6,798	1,501
Other	6,623	5,366
Total Accrued Expenses and Current Liabilities	$87,097	$62,384

Note 11 – Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $8,723 and $6,450 as of November 30, 2007 and February 28, 2007, respectively. We estimate our warranty accrual using historical trends, which we believe are the most reliable method by which we can estimate our warranty liability.

The following table summarizes the activity in the Company’s accrual for the three-month and nine-month periods ended November 30, 2007 and fiscal year ended February 28, 2007:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

			February 28,
	November 30, 2007		2007
	(Three Months)	(Nine Months)	(Year)

Balance at the beginning of the period	$6,810	$6,450	$7,373
Additions to the accrual	6,447	18,883	18,080
Reductions of the accrual - payments and credits issued	(4,534)	(16,610)	(19,003)
Balance at the end of the period	$8,723	$8,723	$6,450

Note 12 – Income Taxes

Hong Kong Income Taxes – On May 10, 2006, the Inland Revenue Department (the “IRD”) of Hong Kong and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997.  This agreement was subsequently approved by the IRD’s Board of Review.  For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest.  Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability.  As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest.  During the second quarter of fiscal 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.   Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for such certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability.

For the fiscal years 1998 through 2003, the IRD had previously assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. In connection with the IRD’s tax assessment for the fiscal years 1998 through 2003, we had purchased tax reserve certificates from Hong Kong totaling $25,144 (U.S.).

On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled during the third quarter of fiscal 2008 with previously acquired tax reserve certificates and we received a cash refund, including interest, of approximately $4,539.  In connection with the settlement in the second quarter of fiscal 2008, we:

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

Effective March 1, 2007, we adopted FIN 48, which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a separate liability and not combined with deferred tax liabilities or assets.

Upon adopting FIN 48, we recorded a $12,055 increase in the liability for unrecognized tax benefits (including interest and penalties), and corresponding reductions to retained earnings and additional paid-in-capital in the amounts of $5,911 and $6,144, respectively.   Amounts charged against additional paid-in-capital were due to the tax effect of stock compensation expense that were originally recorded as an increase to paid-in-capital.

Upon adoption of FIN 48, we had approximately $39,387 of total gross unrecognized tax benefits, of which approximately $32,913 would impact the effective tax rate, if recognized.  With the adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.   Included in our total gross unrecognized tax benefits we had approximately $4,783 accrued for penalties and $307 accrued for interest, net of tax benefits.  We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.

As of November 30, 2007, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdicton	Examinations in Process	Open Years

Hong Kong	- None -	2006	-	2007
Mexico	- None -	2003	-	2007
United Kingdom	2005	2006	-	2007
United States	2003 - 2005	2006	-	2007

During the first nine months of fiscal 2008, the total amount of unrecognized tax benefits was as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

March 1, 2007 (after adoption of FIN 48)	$39,387
Other changes in unrecognized tax benefits	—
May 31, 2007	39,387
Changes due to settlements and agreements with tax authorities	(28,555)
Other changes in unrecognized tax benefits	1,695
August 31, 2007	$12,527
Changes due to settlements and agreements with tax authorities	—
Other changes in unrecognized tax benefits	228
November 30, 2007	$12,755

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

We believe that it is reasonably possible that the total amount of unrecognized tax benefits may materially change during the next twelve months due to certain issues pending settlement with the IRS. Depending on the outcome of the settlement negotiations, the Company estimates that the impact on the Company’s ultimate tax liability could range from a $9,400 decrease to a $14,700 increase.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three-month and nine-month periods ended November 30, 2007 were a charge of 13.6 and a credit of (2.9) percent, respectively, compared to charges of 10.5 and 10.1 percent, respectively, for the three-month and nine-month periods ended November 30, 2006.

The following table shows the impact of significant items on our pretax earnings, tax expense and effective tax rates for the three-month and nine-month periods ended November 30, 2007 and 2006:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES

(dollars in thousands)

	Three Months Ended November 30,
	2007 - Increase (Decrease)			2006 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Impairment loss	$(4,983)	$(100)	-0.4%	$—	$—	0.0%

Gain on sale of land	3,609	1,364	5.6%	—	—	0.0%

Gain on litigation settlement	—	—	0.0%	450	9	-0.1%

	Nine Months Ended November 30,
	2007 - Increase (Decrease)			2006 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	$—	$(7,950)	-15.6%	$—	$(192)	-1.4%

Impairment loss	(4,983)	(100)	-0.2%	—	—	0.0%

Gain on sale of land	3,609	1,364	2.7%	422	143	1.0%

Gain on litigation settlement	—	—	0.0%	450	9	0.1%

For the three-month period ended November 30, 2007, the net effect of the significant items shown above was to increase our effective tax rate by 5.2 percentage points.  For the nine-month period ended November 30, 2007, the net effect of the significant items shown above was to decrease our effective tax rate by 13.2 percentage points.

For the three-month and nine-month periods ended November 30, 2006, the net effect of the significant items shown above was to decrease our effective tax rates by 0.1 and 0.3 percentage points, respectively.

In addition to the items shown above, other shifts in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high tax rate and low tax rate jurisdictions  in which we conduct our business.

Note 13 – Long Term-Debt

A summary of long-term debt was as follows:

LONG TERM DEBT

(dollars in thousands)

		Range of Interest Rates
		Quarter
	Original	Ended		Latest		Principal Balance On
	Date	November 30,	Fiscal	Rate		November 30,	February 28,
	Borrowed	2007	2007	Payable	Matures	2007	2007

$40,000 unsecured Senior Note Payable at a fixed interest rate of 7.01%. Interest payable quarterly, principal of $10,000 payable annually beginning January 2005.	01/96	7.01%	7.01%	7.01%	01/08	$10,000	$10,000

$15,000 unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3,000 payable annually beginning July 2008.	07/97	7.24%	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1) (2)	06/04	5.89%	5.37% to 6.35	5.89%	06/09	75,000	100,000

$50,000 unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	5.37% to 6.35	5.89%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	5.42% to 6.40	6.01%	06/14	75,000	75,000
						225,000	250,000
Less current portion of long-term debt						(13,000)	(10,000)
Long-term debt, less current portion						$212,000	$240,000

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

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA.  These covenants effectively limited our ability to incur more than $94,812 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of November 30, 2007, we are in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Interest and commitment fees	$3,575	$4,392	$11,347	$13,220
Deferred finance costs	121	213	485	587
Interest rate swap settlements	(93)	(118)	(415)	(118)
Reduction of debt and revolving credit agreement commitment	—	—	119	—
Total interest expense	$3,603	$4,487	$11,536	$13,689

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

Note 14 – Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of November 30, 2007 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30

(in thousands)

		2008	2009	2010	2011	2012	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$25,000	$13,000	$3,000	$3,000	$3,000	$3,000	$—
Term debt - floating rate (1)	200,000	—	75,000	—	50,000	—	75,000
Long-term incentive plan payouts	3,761	1,968	1,180	613	—	—	—
Interest on floating rate debt (1)	47,222	11,870	10,029	7,453	6,225	4,508	7,137
Interest on fixed rate debt	2,908	1,063	787	570	353	135	—
Open purchase orders	96,184	96,184	—	—	—	—	—
Minimum royalty payments	57,679	2,893	7,238	6,827	6,363	5,975	28,383
Advertising and promotional	66,331	6,872	6,072	7,602	6,576	6,743	32,466
Operating leases	11,283	1,557	1,159	1,151	971	945	5,500
Capital spending commitments	1,893	1,893	—	—	—	—	—
Other	52	52	—	—	—	—	—
Total contractual obligations	$512,313	$137,352	$104,465	$27,216	$73,488	$21,306	$148,486

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

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $652 and $2,006 for the three-month and nine-month periods ended November 30, 2007, respectively, and $1,132 and $3,374 for the three-month and nine-month periods ended November 30, 2006, respectively.

Note 15 – Foreign Currency Contracts and Interest Rate Swaps

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three-month and nine-month periods ended November 30, 2007, approximately 19 and 17 percent, respectively, of our net sales were in foreign currencies. During the three-month and nine-month periods ended November 30, 2006, approximately 17 and 16 percent, respectively, of our net sales were in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

During the third quarter of fiscal 2007, we decided to manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200,000 from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200,000 at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 5.20 percent as of November 30, 2007 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt.  These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

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

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at November 30, 2007 and February 28, 2007:

CASH FLOW HEDGES

November 30, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at November 30, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at November 30, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	2.0568	1.9010	2.0531	$(1,521)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	2.0568	1.9242	2.0191	$(475)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	2.0568	1.9644	2.0091	$(223)
Subtotal										$(2,219)

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,644)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,839)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,315)
Subtotal										$(6,798)

Fair Value of Cash Flow Hedges										$(9,017)

February 28, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb. 28, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	$(533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	$(83)
Subtotal										$(616)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(833)
Subtotal										$(1,501)

Fair Value of Cash Flow Hedges										$(2,117)

The Company is exposed to credit risk in the event of non-performance by the other party (a large financial institution) to its current existing forward and swap contracts. However, the Company does not anticipate non-performance by the other party.

Note 16 – Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20,271 as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price.  For the fiscal quarter ended November 30, 2007, we did not repurchase any common shares.  We did not repurchase any common shares during the three- and nine-months ended November 30, 2006.  From September 1, 2003 through November 30, 2007, we have repurchased 2,292,336 shares at a total cost of $65,883, or an average price per share of $28.74.  An additional 707,664 shares remain authorized for purchase under this plan.

Note 17 – Share-Based Compensation Plans

The Company has equity awards outstanding under three share-based compensation plans. The plans consist of an employee stock option and restricted stock plan, a non-employee director stock option plan, and an employee stock purchase plan. The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.  During the fiscal quarter ended August 31, 2007, the last stock options outstanding under a prior stock option and restricted stock plan (previously referred to as the “1994 Plan”) were exercised, and thus the plan is no longer in effect.

Under stock option and restricted stock plans adopted in 1998, as amended (the “1998 Plan”), we have reserved a total of 6,750,000 common shares for issuance to key officers and employees. Under these plans, we grant options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant.  As of November 30, 2007, 214,436 shares remained available for issue and options for 5,635,108 common shares were outstanding under the 1998 Plan.  The plan terminates in August 2008, however outstanding options on the termination date will remain available for exercise through the expiration dates established upon their original grant.

Under a stock option plan for non-employee directors (the “Directors’ Plan”) adopted in fiscal 1996, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. As of November 30, 2007, options for 236,000 common shares were outstanding under this plan.

Under an employee stock purchase plan (the “Stock Purchase Plan”), we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period.  During the second quarter of fiscal 2007, plan participants acquired 10,742 shares at a price of $19.41 per share under the Stock Purchase Plan.  At November 30, 2007, 296,644 shares remained available for future issue under this plan. The Stock Purchase Plan will terminate in July 2008.

The Company recorded stock-based compensation expense in selling, general and administrative expense for the three-months and nine-months ended November 30, 2007 and 2006, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Stock options	$275	$130	$732	$450
Employee stock purchase plan	—	—	89	50
Share-based payment expense	$275	$130	$821	$500

Share-based payment expense, net of income tax benefits	$255	$94	$648	$370

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.00	$0.02	$0.01
Diluted	$0.01	$0.00	$0.02	$0.01

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three- and nine-month periods ended November 30, 2007 and 2006:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006 (1)	2007	2006

Weighted average fair value of grants (in dollars)	$6.70	N/A	$9.09	$7.26
Risk free interest rate	3.97%	N/A	4.62%	4.95%
Dividend yield	0.00%	N/A	0.00%	0.00%
Expected volatility	40.55%	N/A	37.94%	39.90%
Weighted average expected life (in years)	4.08	N/A	3.92	4.11

(1) No stock options were granted during the quarter.

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

A summary of option activity for the period ended November 30, 2007, and changes during the nine-months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Term	Intrinsic
	Options	Price	Fair Value	(in years)	Value

Outstanding at February 28, 2007	6,751	$15.01	$5.57	3.87	$56,211
Granted	310	25.53
Exercised	(1,141)	(15.90)			13,341
Forfeited / expired	(49)	(20.64)
Outstanding at November 30, 2007	5,871	$15.35	$5.59	3.94	$23,756

Exerciseable at November 30, 2007	5,311	$14.54	$5.29	3.53	$23,715

A summary of non-vested option activity as of November 30, 2007, and changes during the nine-month period then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
	Non-Vested	Grant Date
	Options	Fair Value

Outstanding at February 28, 2007	344	$7.41
Granted	310	9.09
Exercised	(54)	(6.58)
Vested or forfeited	(40)	(6.57)
Outstanding at November 30, 2007	560	$8.48

A summary of the Company’s total unrecognized share-based compensation cost as of November 30, 2007 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$3,752	45.2

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007.  Amounts shown are in thousands of U.S. Dollars, except as otherwise indicated.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

The third fiscal quarter’s net sales have historically averaged approximately 34 percent of the year’s total, and is our highest volume quarter each fiscal year.  Net sales in our Personal Care segment were down 6.2 percent for the quarter and 0.4 percent for the nine-months ended November 30, 2007, when compared to the same periods last year.  Removing the impact of the Belson Products (“Belson”) acquisition in the first quarter of this fiscal year, net sales in the Personal Care segment were down 12.3 percent for the quarter and 5.7 percent for the nine-months ended November 30, 2007, when compared to the same periods last year.  Internationally, we continue to grow our business, but in North America, we believe that the following factors contributed to declines in sales in our Personal Care segment:

•                  A difficult domestic retail environment, where many of our retail partners have faced slowing same store sales trends resulting from such economic factors as high gasoline prices, anticipation of higher home heating prices, tightening credit markets, the recent sub-prime mortgage crisis, the overall slowdown in the U.S. housing market and a general decline in consumer confidence.

•                  A number of our key retail partners reduced their inventory levels, resulting in lower sales orders for the quarter.

•                  Over the last year, we were more successful in our marketing and product development efforts within our key product categories: dryers, straighteners and curling irons.  In the current selling season, we reduced new product offerings in our grooming and wellness appliances categories, which have historically been less profitable businesses with higher post-season product returns as compared to other product categories.  As a result, we experienced lower holiday season business in these two categories.  We are in the process of re-evaluating our product mix in these categories.

•                  In our retail divison, expanded product line offerings by certain competitors and replacement of branded merchandise with private label merchandise by certain retailers have impacted our net sales, when compared to the same period last year.  In our professional division, key customers have begun adding private label merchandise in our categories which is presenting a challenge to branded sales growth.

•                  In our domestic grooming, skin care, and hair products category, our new product introduction efforts and investment were concentrated on the Epil-Stop® brand, which performed poorly.  As a result, we recorded an impairment charge as further discussed below, and have begun to re-evaluate our branding strategy and product emphasis for this category.  Also, in this product category, sales in the third quarter of fiscal 2007 benefited from the introduction of Brut Revolution®, which had transitioned to a re-order business by the third quarter of fiscal 2008.

In response to the above developments, our management is closely examining the Personal Care segment’s domestic product line mix, and its selling, branding and production forecasting operations.  We believe we have a solid core hair care business.  However, in certain secondary product categories, we have suffered lost shelf space, and in some cases lost customer distribution as a result of aggressive competition and other factors.  A major focus for fiscal 2009 will be to continue to build, and in some cases regain, market share in product categories that we believe we can continue to profitably serve.

Our Housewares segment continues to experience record net sales as a result of product line expansion, geographic expansion and additional domestic distribution.  Net sales in the segment were up approximately 19 percent for both the quarter and the year-to-date, when compared to the same periods last year.  We believe that future sales growth in this segment of our business will depend on new product innovation, product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Houseware segment’s market opportunities are maturing and its current customer base amongst all tiers of retailers is extensive.  In addition, retail consumer spending behavior in this segment is closely correlated to the overall health of the economy, including housing and credit markets.  Accordingly, we are cautious about our ability to maintain the same pace of sales growth in the future.

Effective May 1, 2007, we acquired certain assets and liabilities of Belson, formerly the professional salon division of Applica Consumer Products, Inc., for a cash purchase price of $36,500 plus the assumption of certain liabilities. This transaction was accounted for as a purchase of a business and was paid for using available cash on hand. Belson is a supplier of personal care products to the professional salon industry.  Belson markets its professional products to major beauty suppliers and other major distributors under brand names, including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®. Products acquired from Belson include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears. Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom.  Belson’s net sales for the current year-to-date have been in line with our expectations upon acquisition.

During the fiscal quarter ended November 30, 2007, we substantially completed the integration of the Belson operations into our business structure and system, and staffed our new Belson team. A key element of our long term profitability strategy will depend on the extent to which we can continue to leverage our Far East supplier network and relationships to establish new, lower sourcing cost alternatives for Belson’s products. Regarding our Belson product lines, we expect to see margins improve over the next fiscal year as we continue to work out of inventories on hand at the time of the Belson acquisition and replace these with new Belson products sourced through our existing Far East supplier network.  However, we can make no assurances that anticipated cost savings relating to the sourcing for Belson’s products will be timely achieved, if at all, or that we will not have post-integration issues or delays relating to Belson’s products or operations. We believe that Belson’s portfolio of professional salon products, in addition to our existing professional products, will continue to strengthen our leadership position in the professional distribution channels.

After a year of focus on our domestic distribution infrastructure, we continue to see the benefits of our investment.  Our overall distribution cost as a percentage of net sales was 4.0 and 4.6 percent for the three- and nine-months ended November 30, 2007, respectively, compared to 4.5 and 5.4 percent for the same periods last year.  Key drivers of this decrease on a fiscal year-to-date basis are improved domestic warehouse labor and materials efficiency, lower costs associated with customer chargebacks, and lower overall facilities costs due to the elimination of rent on two facilities.  Domestic distribution will continue to remain an area of focus for the remainder of fiscal 2008 and in fiscal 2009 as we implement a long-term strategy for managing the additional inventory acquired through the Belson acquisition.

Throughout fiscal 2008, we have sought to streamline our supply chain and simplify our new product development procedures, particularly in our Far East operations.  These efforts continued during the third fiscal quarter.  In our Personal Care segment, we continued with limited sourcing of liquid grooming, skin care and hair products out of China that we began in the second fiscal quarter of 2008.  We are also currently evaluating additional geographic sourcing alternatives for these products.  In our Housewares segment, we continue to transition the majority of our U.S. based sourcing infrastructure to our existing supply chain operations in the Far East, with the goal of completing the transition within the next two fiscal quarters.  Also, we continue to refine and test certain extensions to our information technology systems and infrastructure that will help us monitor, coordinate and enhance accountability in our product development process.  We currently expect these systems extensions to be implemented in the fourth quarter of the current fiscal year.  Our objective is to evolve towards a comprehensive application that links, simplifies and facilitates communication between geographically dispersed business units, engineering, marketing, packaging design, production planning, production control and supplier teams, which we believe will significantly reduce process redundancies, errors, delays, and reduce our product development pipeline’s time and cost to market.  Over the long term, we expect these efforts will improve our cost structure while maintaining our commitment to offer high quality, affordability, and effective customer service with the products we ship.  However, we do not expect to realize any material cost savings through these efforts during fiscal 2008 and we can make no assurances that anticipated cost savings and efficiencies will ultimately be achieved.

Highlights of the three- and nine-month periods ended November 30, 2007 follow:

•                  Consolidated net sales for the fiscal quarter ended November 30, 2007 decreased 1.4 percent to $210,348 compared to $213,437 for the same period last year. Consolidated net sales for the nine-month period ending November 30, 2007 increased 3.5 percent to $508,442 compared to $491,050 for the same period last year.  Our Housewares segment contributed growth of $7,660 and $19,127, or 3.6 and 3.9 percentage points, respectively, to consolidated net sales for the three- and nine-month periods ending November 30, 2007, when compared to the same periods last year.  Growth in our Housewares segment’s net sales were offset by declines in our our Personal Care segment’s net sales.  These declines totaled $10,749 and $1,735 or 5.0 and 0.4 percentage points, respectively, to consolidated net sales for the three- and nine-month periods ending November 30, 2007, when compared to the same periods last year.

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended November 30, 2007 decreased 0.1 percentage point to 42.8 percent compared to 42.9 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the nine-month period ending November 30, 2007 decreased 1.1 percentage points to 42.9 percent compared to 44.0 percent for the same period last year.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales for the fiscal quarter ended November 30, 2007 decreased 1.0 percentage point to 28.2 percent compared to 29.2 percent for the same period last year. SG&A as a percentage of net sales for the nine-month period ended November 30, 2007 decreased 1.5 percentage points to 31.0 percent compared to 32.5 percent for the same period last year.

•                  As more fully described below in our Personal Care segment analysis, during the third fiscal quarter, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of our Epil-Stop® and Time-block® brands.

•                  On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998 and we recorded a pretax gain on the sale of $3,609.

•                  Our financial position continues to strengthen when compared to our financial position at November 30, 2006.  Our working capital position improved $31,219 to $268,271 at November 30, 2007 compared with $237,052 at November 30, 2006.  Total current and long-term debt outstanding at November 30, 2007 was $225,000 compared to $267,660 outstanding at November 30, 2006.   Total stockholders’ equity was $562,894 at November 30, 2007 compared to $515,657 at November 30, 2006.

We expect our net sales across most product categories to continue to be affected by an extremely challenging business environment over the next few quarters, for reasons previously described.  As we continue to assess and re-focus our sales and marketing efforts across many of our Personal Care product categories, we believe that the positive impact of the resulting changes, if any, will not be realized until the second half of fiscal 2009.

RESULTS OF OPERATIONS

Comparison of three- and nine-month periods ended November 30, 2007 to the same periods ended November 30, 2006.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended November 30,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Net sales
Personal Care Segment	$162,992	$173,741	$(10,749)	-6.2%	77.5%	81.4%
Housewares Segment	47,356	39,696	7,660	19.3%	22.5%	18.6%
Total net sales	210,348	213,437	(3,089)	-1.4%	100.0%	100.0%
Cost of sales	120,280	121,960	(1,680)	-1.4%	57.2%	57.1%
Gross profit	90,068	91,477	(1,409)	-1.5%	42.8%	42.9%

Selling, general, and administrative expense	59,387	62,375	(2,988)	-4.8%	28.2%	29.2%
Operating income before impairment and gain	30,681	29,102	1,579	5.4%	14.6%	13.6%

Impairment charges	4,983	—	4,983	*	2.4%	0.0%
Gain on sale of land	(3,609)	—	(3,609)	*	-1.7%	0.0%
Operating income	29,307	29,102	205	0.7%	13.9%	13.6%

Other income (expense):
Interest expense	(3,603)	(4,487)	884	-19.7%	-1.7%	-2.1%
Other income, net	741	863	(122)	-14.1%	0.4%	0.4%
Total other income (expense)	(2,862)	(3,624)	762	-21.0%	-1.4%	-1.7%
Earnings before income taxes	26,445	25,478	967	3.8%	12.6%	11.9%
Income tax expense	3,603	2,665	938	35.2%	1.7%	1.2%
Net earnings	$22,842	$22,813	$29	0.1%	10.9%	10.7%

	Nine Months Ended November 30,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Net sales
Personal Care Segment	$388,306	$390,041	$(1,735)	-0.4%	76.4%	79.4%
Housewares Segment	120,136	101,009	19,127	18.9%	23.6%	20.6%
Total net sales	508,442	491,050	17,392	3.5%	100.0%	100.0%
Cost of sales	290,130	274,964	15,166	5.5%	57.1%	56.0%
Gross profit	218,312	216,086	2,226	1.0%	42.9%	44.0%

Selling, general, and administrative expense	157,832	159,428	(1,596)	-1.0%	31.0%	32.5%
Operating income before impairment and gain	60,480	56,658	3,822	6.7%	11.9%	11.5%

Impairment charges	4,983	—	4,983	*	1.0%	0.0%
Gain on sale of land	(3,609)	—	(3,609)	*	-0.7%	0.0%
Operating income	59,106	56,658	2,448	4.3%	11.6%	11.5%

Other income (expense):
Interest expense	(11,536)	(13,689)	2,153	-15.7%	-2.3%	-2.8%
Other income, net	2,216	1,940	276	14.2%	0.4%	0.4%
Total other income (expense)	(9,320)	(11,749)	2,429	-20.7%	-1.8%	-2.4%
Earnings before income taxes	49,786	44,909	4,877	10.9%	9.8%	9.1%
Income tax expense (benefit)	(1,426)	4,543	(5,969)	-131.4%	-0.3%	0.9%
Net earnings	$51,212	$40,366	$10,846	26.9%	10.1%	8.2%

* Calculation is not meaningful

Consolidated Sales

Consolidated net sales for the third fiscal quarter ending November 30, 2007 decreased 1.4 percent to $210,348 compared with $213,437 for the same period last year. Consolidated net sales for the nine-month period ending November 30, 2007 increased 3.5 percent to $508,442 compared with $491,050 for the same period last year.  New product acquisitions accounted for 5.0 and 4.2 percent, respectively, or $10,592 and $20,572, respectively of the net sales growth for the three- and nine-month periods ended November 30, 2007 when compared to the same periods last year.  This growth was offset by net sales declines of 6.4 and 0.7 percent, respectively, or $13,681 and $3,180, respectively, in our core business (business that we operated over the same fiscal periods last year) for the three- and nine-month periods ended November 30, 2007 when compared to the same periods last year.  The three- and nine-month periods ended November 30, 2007 reflect sales from new product acquisitions for three months and seven months of net sales, respectively, of the Belson line of professional appliances, acquired as of May 1, 2007, and royalty and other revenue for one month and seven months of net sales, respectively, from our Candela® line of portable cordless lighting products. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITIONS ON NET SALES

(dollars in thousands)

	Three Months Ended November 30,
	2007	2006

Prior year’s net sales for the same period	$213,437	$197,458

Components of net sales change
Core business net sales change	(13,681)	15,961
Net sales from acquisitions (non-core business net sales)	10,592	18
Change in net sales	(3,089)	15,979
Net sales	$210,348	$213,437

Total net sales growth	-1.4%	8.1%
Core business net sales change	-6.4%	8.1%
Net sales change from acquisitions (non-core business net sales change)	5.0%	0.0%

	Nine Months Ended November 30,
	2007	2006

Prior year’s net sales for the same period	$491,050	$455,239

Components of net sales change
Core business net sales change	(3,180)	35,793
Net sales from acquisitions (non-core business net sales)	20,572	18
Change in net sales	17,392	35,811
Net sales	$508,442	$491,050

Total net sales growth	3.5%	7.9%
Core business net sales change	-0.7%	7.9%
Net sales change from acquisitions (non-core business net sales change)	4.2%	0.0%

During the three-month and nine-month periods ended November 30, 2007, approximately 19 and 17 percent, respectively, of our net sales were in foreign currencies. During the three-month and nine-month periods ended November 30, 2006, approximately 17 and 16 percent, respectively, of our net sales were in foreign currencies. These sales were primarily denominated in the British Pound, the Euro, the Canadian Dollar, the Brazilian Real and the Mexican Peso.  The overall net impact of foreign currency changes provided approximately $2,520 and $4,288 of additional sales in U.S. dollars for the three-month and nine-month periods ended November 30, 2007, respectively, when compared to the same periods in the prior year.

Segment Net Sales:

Personal Care Segment - Net sales in the Personal Care segment for the third fiscal quarter decreased 6.2 percent to $162,992 compared with $173,741 for the same period last year.  Net sales for the nine-month period ending November 30, 2007 decreased 0.4 percent to $388,306 compared with $390,041 for the same period last year.  For the three-month period ended November 30, 2007, we experienced declines in each of our three major Personal Care product categories.   For the nine-month period ended November 30, 2007, net sales of appliances increased, offset by declines in grooming, skin care, hair products, and brushes, combs and accessories, when compared to the same periods last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and in some cases, acquire more retail shelf space.  During this fiscal year, the prices of raw materials such as copper, steel, plastics and alcohol have experienced significant increases. We continuously evaluate the need and ability to raise product prices with our customers and continue to selectively take increases where market conditions allow.  In some cases, we have been successful raising prices to our customers, or passing cost increases on by moving customers to newer product models with enhancements that justify a higher price. In other cases, we have not been successful.  Sales price increases and product enhancements can have long lead times before their impact is realized.

In this segment, over the course of the current fiscal year, we have suffered a loss of shelf space, and in some cases a loss of customer distribution primarily as a result of aggressive competition in certain product categories, in particular wellness and grooming.  The impact of these factors was compounded by a weak domestic retail sales environment.

Our Personal Care segment has three major product categories and comments specific to each category follow:

•                  Appliances.  Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers.  Net sales for the three month period ended November 30, 2007 declined 6.1 percent while net sales for the nine month period ended November 30, 2007 have increased 2.4 percent. Removing the impact of the Belson acquistion in the first quarter of this fiscal year, net sales in the appliances product category were down 13.7 percent for the quarter and 4.6 percent for the fiscal year-to-date, when compared to the same periods last year.

For the quarter, changes in sales prices and sales mix coupled with higher domestic sales incentives accounted for the decline in net sales while overall unit volumes were essentially flat.  For the fiscal year-to-date, increases in unit sales volume contributed net sales growth of approximately 5.0 percent, which was partially offset by overall declines in sales prices and sales mix of 2.6 percent.  Average unit selling prices were negatively impacted by our sales of Belson appliance lines, which currently sell at lower price points overall than our existing professional appliances.  In addition, a higher percentage of Belson’s sales are on a direct import basis.  Direct import sales have lower unit sales prices and lower gross margins, which are expected due to the lower selling and distribution costs associated with this type of sale.

Factors that we believe contributed to the declines in sales for this product category include:

•                  A difficult domestic retail environment, where many of our retail partners have faced slowing same store sales trends resulting from such economic factors as high gasoline prices, anticipation of higher home heating prices, tightening credit markets, the recent sub-prime mortgage crisis, the overall slowdown in the U.S. housing market and a general decline in consumer confidence.

•                  A number of our key retail partners reduced their inventory levels, resulting in lower sales orders for the quarter.

•                  Over the last year, we were more successful in our marketing and product development efforts within our key product categories: dryers, straighteners and curling irons.  In the current selling season, we reduced new product offerings in our grooming and wellness appliances categories, which have historically been less profitable businesses with higher post-season product returns as compared to other product categories.  As a result, we experienced lower holiday season business in these two categories.  We are in the process of re-evaluating our product mix in these categories.

•                  In our retail divison, expanded product line offerings by certain competitors and replacement of branded merchandise with private label merchandise by certain retailers have impacted our net sales, when compared to the same period last year.  In our professional division, key customers have begun adding private label merchandise in our categories which is presenting a challenge to branded sales growth.

During the current fiscal year, we introduced the Bed Head® and Fusion Tools™ brands of professional grade appliances, which are sold at higher price points than our more traditional retail appliances.   We believe the addition of these brands contributed some incremental sales gains, but also replaced certain sales of our existing appliance brands.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Fusion Tools™, and Health o Meter® were key selling brands in this product line.

•                  Grooming, Skin Care, and Hair Products.  Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products.  Our grooming, skin care, and hair care brand portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, Final Net® and Skin Milk® brand names. Net sales for the three- and nine-month periods ended November 30, 2007 decreased approximately 5.9 and 4.3 percent, respectively, over the same periods in the prior year.

For the quarter ended November 30, 2007, unit sales volume declines contributed 1.4 percent and unit price declines contributed 4.4 percent to the decrease in net sales.  For the nine-months ended November 30, 2007, unit sales volume declines contributed 0.4 percent and unit price declines contributed 3.9 percent to the decrease in net sales.

While our Latin American region is experiencing low double digit net sales increases on both a quarter and fiscal year-to-date basis, this has been more than offset by quarter-over-quarter and year-over-year net sales declines in our North American region.  In the Latin American region, net sales growth is being driven primarily by the performance of our Brut® and Ammens® brands.  Within these core brands, our strategy of developing product line extensions continues to help to generate sales growth.

In North America, Brut® net sales were lower in the third quarter when compared to the same period last year, and offset first quarter net sales growth in this brand, resulting in an overall year-to-date decline in net sales  of Brut® products.  The third quarter of fiscal 2007, benefited from initial shipments of Brut Revolution®.  This fiscal year, Brut Revolution® was a re-order business with shipments at approximately 23 percent of the prior year’s initial distribution.

During the current fiscal year, we continued to experience the negative impact of the discontinuance of the Sea Breeze® Naturals line with certain key customers and the associated sales returns and allowances granted to retailers as a result.

In the fourth quarter of fiscal 2007, we commenced our re-introduction of the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line, which was also a contributing factor to our weak North American sales performance.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our Time-block® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

During the quarter ended August 31, 2007, we began limited sourcing of liquid grooming, skin care and hair products out of China.  We are also currently evaluating additional geographic sourcing alternatives for these products.  We continue to evaluate sourcing alternatives as a way to enhance our gross margins in the product group giving consideration to the constraints of longer lead times.

•                  Brushes, Combs, and Accessories.  Net sales for the three-month and nine-month periods ended November 30, 2007 decreased approximately 7.9 and 19.9 percent, respectively, over the same periods in the prior year. A combination of sluggish product sales in the mass retail channel, the discontinuance of a private label program with a large drug retailer, the loss of product placement with a key distributor, and a loss of shelf space were significant contributing factors to the decline.  Bed Head® by TIGI  products began to ship during the fiscal quarter ended May 31, 2007.  We believe Bed Head® sales, while not yet significant within this product group, will provide opportunities for growth in this product category.

Vidal Sassoon®, Revlon® and Karina® were the key selling brands in this line.

Housewares Segment - Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales for the three- and nine-month periods ended November 30, 2007 increased approximately 19.3 and 18.9 percent to $47,356 and $120,136, respectively, over the same periods in the prior year.  For the three- and nine-month periods ended November 30, 2007, increases in unit sales volume contributed approximately 10.7 and 11.8  percent, respectively, to net sales growth, while increases in average selling prices contributed 8.6 and 7.1 percent, respectively, to net sales growth.  Unit prices are increasing due to the impact of price increases effective late in the second quarter of fiscal 2008, and the continued expansion of our product mix to include higher priced goods across a broad range of subcategories.  Unit volumes increased primarily due to improved distribution execution, growth with existing accounts, and our continued expansion of net sales in the United Kingdom and Japan.  New products and line extensions such as our new Good Grips® POP modular line of food storage containers and our re-staged line of Candela® portable, cordless, rechargeable table and counter-top ambience lighting products are beginning to contribute to sales growth.

While the Housewares segment continued its trend of double digit sales growth over the current year, future sales growth in this segment of our business will be dependent on new product innovation, product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst all tiers of retailers is extensive.  In addition, retail consumer spending behavior in this segment is closely correlated to the overall health of the economy, including housing and credit markets.  Accordingly, we are cautious about our ability to maintain the same pace of sales growth in the future.

OXO Good Grips®, OXO SoftWorks® and OXO Steel® were the key selling brands in this product group.

Consolidated Gross Profit Margins

Consolidated gross profit, as a percentage of net sales for the three- and nine-month periods ended November 30, 2007, decreased 0.1 and 1.1 percentage points, respectively, to 42.8 and 42.9 percent.

Gross margins in our core personal care appliance category showed slight overall improvement for the three- and nine-month periods ended November 30, 2007, when compared to the same periods last year.  The improvement was due to a combination of price increases, new product introductions at higher price points and the decline of lower margin grooming and wellness sales.  Appliance gross margin gains were partially offset by the impact of Belson professional product sales, which currently sell at lower margins than our core professional lines.  Regarding our Belson product lines, we expect to see margins improve over the next fiscal year as we continue to work out of inventories on hand at the time of the Belson acquisition and replace these with new Belson products sourced through our existing Far East supplier network.

Gross margins for grooming, skin care, hair products improved slightly in the third quarter when compared to the same period last fiscal year, but on a year-to-date basis are lower than last fiscal year.

Gross margins for brushes, combs, and accessories categories were generally lower when compared to the same periods last fiscal year.  Factors tending to narrow gross margins across all personal care categories were the impact of higher raw materials costs combined with pricing pressures, including increased customer incentives.

Gross margins for the Housewares segment were lower due primarily to product mix shifts to higher price point, lower margin items and higher cost of goods driven by underlying higher raw materials costs.

In our appliance business, we continue to work with suppliers to develop and design certain proprietary key electrical components exclusively available for our product lines.  These designs coupled with our production volumes allow us to secure pricing advantages over similar standard components available from third parties, without sacrificing quality.  We also continue to evaluate sourcing alternatives for our grooming, skin care, and hair products, as discussed above.  While we believe these developments will be positive, we do not expect to experience any significant impact of any of these sourcing changes, if any, to manifest until the second half of fiscal 2009.  The extent to which we will be able to continue to implement price increases or achieve improved sourcing costs, and the timing and the ultimate impact of such changes on net sales and cost of sales is uncertain.

Selling, general, and administrative expense

Selling, general and administrative expense (“SG&A”) as a percentage of net sales for the fiscal quarter ended November 30, 2007 decreased 1.0 percentage point to 28.2 percent compared to 29.2 percent for the same period last year. SG&A as a percentage of net sales for the nine-month period ended November 30, 2007 decreased 1.5 percentage points to 31.0 percent compared to 32.5 percent for the same period last year.  The improvement over the same periods last year is largely due to our improved distribution cost structure and related lower costs associated with customer chargebacks, outbound freight cost improvements, and lower information technology outsourcing costs, partially offset by higher advertising and personnel expenses.

Impairment charges

In the fourth quarter of fiscal 2007, we commenced our re-introduction of the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line, which was also a contributing factor to our weak North American sales performance.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our Time-block® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

Gain on sale of land

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998 and resulted in a pretax gain on the sale of $3,609.

Operating Income by Segment:

The following table sets forth, for the periods indicated, our operating income by segment, as a year-over-year percentage change, and as a percentage of net sales:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended November 30,				% of Segment Net Sales
	2007	2006	$ Change	% Change	2007	2006

Personal Care	$20,336	$20,077	$259	1.3%	12.5%	11.6%
Housewares	8,971	9,025	(54)	-0.6%	18.9%	22.7%
Total operating income	$29,307	$29,102	$205	0.7%	13.9%	13.6%

	Nine Months Ended November 30,				% of Segment Net Sales
	2007	2006	$ Change	% Change	2007	2006

Personal Care	$36,139	$35,970	$169	0.5%	9.3%	9.2%
Housewares	22,967	20,688	2,279	11.0%	19.1%	20.5%
Total operating income	$59,106	$56,658	$2,448	4.3%	11.6%	11.5%

For the three- and nine-month periods ended November 30, 2007, operating income in the Personal Care segment included the impacts of $4,983 of impairment charges and a $3,609 gain on sale of land.  The impact of these items reduced the Personal Care segment’s operating income by $1,374 for the quarter and year-to-date, or as a percentage of the segment’s net sales for the quarter and year-to-date approximately 0.8 and 0.4 percentage points, respectively.

Operating income in the Housewares segment for the three- and nine-month periods ended November 30, 2007 is lower on a percentage of sales basis primarily due to lower gross margins and the impact of a change in the allocation of shared costs as discussed below.

Operating income for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses (“SG&A”) associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our distribution facility in Southaven, Mississippi.   In the last quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the Southaven facility.

Throughout fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008.  We believe the new method better reflects the economics of our newly consolidated operations.

The table below summarizes the expense allocations made to the Housewares segment for the three-month and nine-month periods ended November 30, 2007 compared to the same periods in the previous year.  Some of these expenses were previously absorbed by the Personal Care segment.

Housewares Segment Expense Allocation

(dollars in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
	(New Method)	(Prior Method)	(New Method)	(Prior Method)

Distribution and sourcing expense	$4,012	$2,181	$10,298	$5,565
Other operating and corporate overhead expense	2,291	1,509	5,010	3,883
Total allocated expenses	$6,303	$3,690	$15,308	$9,448

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.5%	5.5%	8.6%	5.5%
Other operating and corporate overhead expense	4.8%	3.8%	4.2%	3.8%

Interest expense and other income / (expense)

Interest expense for the three-month and nine-month periods ended November 30, 2007 decreased to $3,603 and $11,536, respectively, compared to $4,487 and $13,689, respectively, for the same periods in the prior year.  The overall decrease in interest expense was principally the result of:

•                  Lower amounts of debt outstanding in the first three quarters of fiscal 2008;

•                  In the first quarter of fiscal 2007, we expensed $279 of interest in connection with a Hong Kong tax settlement; and

•                  As discussed elsewhere in this report, at the end of the third quarter of fiscal 2007, we entered into interest rate swap agreements to effectively fix interest rates on most of our floating rate debt, which has resulted in lower interest rates this fiscal year in comparison to the prior fiscal year.

Other income, net, for the three-month and nine-month periods ended November 30, 2007 was $741 and $2,216, respectively, compared to $863 and $1,940, respectively, for the same periods in the prior year.  The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Three Months Ended November 30,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Interest income	$758	$395	$363	91.9%	0.4%	0.2%
Unrealized losses on securities	(19)	10	(29)	*	0.0%	0.0%
Miscellaneous other income	2	458	(456)	-99.6%	0.0%	0.2%
Total other income (expense)	$741	$863	$(122)	-14.1%	0.4%	0.4%

	Nine Months Ended November 30,				% of Net Sales
	2007	2006	$ Change	% Change	2007	2006

Interest income	$2,315	$1,029	$1,286	125.0%	0.5%	0.2%
Unrealized (losses) gains on securities	(190)	34	(224)	*	0.0%	0.0%
Miscellaneous other income	91	877	(786)	-89.6%	0.0%	0.2%
Total other income (expense)	$2,216	$1,940	$276	14.2%	0.4%	0.4%

*    Calculation is not meaningful

Interest income was higher for the three- and nine-month periods ended November 30, 2007, when compared to the same periods last year due to combined effects of higher levels of temporarily invested cash and higher interest rates earned on our mix of temporary investments.

Miscellaneous other income for the nine-month period ended November 30, 2006, included a $422 gain from the sale of 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center, and a $450 gain on a litigation settlement in the quarter ended November 30, 2006.

Income tax expense

Income tax expense for the three- and nine-month periods ended November 30, 2007 were a charge of $3,603 and a credit of $1,426, or 13.6 and (2.9) percent of earnings before income taxes, respectively, versus charges of $2,665 and $4,543, respectively, or 10.5 and 10.1 percent of earnings before income taxes, respectively, for the three- and nine-month periods ended November 30, 2006.

On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled during the third quarter of fiscal 2008 with previously acquired tax reserve certificates and we received a cash refund, including interest, of approximately $4,539.  In connection with the settlement in the second quarter of fiscal 2008, we:

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

Including the event discussed above, the following table shows the impact of other significant items on our effective tax rates for the three-month and nine-month periods ended November 30, 2007 and 2006.

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

		Three Months Ended November 30,
		2007			2006
		Pretax	Tax	Effective	Pretax	Tax	Effective
		Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense, as reported		$26,445	$3,603	13.6%	$25,478	$2,665	10.5%

Add:	Impairment loss	4,983	100	2.0%	—	—	0.0%

Less:	Gain on sale of land	(3,609)	(1,364)	37.8%	—	—	0.0%

	Gain on litigation settlement	—	—	0.0%	(450)	(9)	2.0%
Pretax earnings and tax expense, without significant items		$27,819	$2,339	8.4%	$25,028	$2,656	10.6%

		Nine Months Ended November 30,
		2007			2006
		Pretax	Tax	Effective	Pretax	Tax	Effective
		Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense, as reported		$49,786	$(1,426)	-2.9%	$44,909	$4,543	10.1%

Add:	Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	—	7,950	*	—	192	*

Impairment loss		4,983	100	2.0%	—	—	0.0%

Less:	Gain on sale of land	(3,609)	(1,364)	37.8%	(422)	(143)	34.0%

	Gain on litigation settlement	—	—	0.0%	(450)	(9)	2.0%
Pretax earnings and tax expense, without significant items		$51,160	$5,260	10.3%	$44,037	$4,583	10.4%

*   Calculation is not meaningful

In addition to the items shown above, other shifts in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high tax rate and low tax rate jurisdictions in which we conduct our business.

The table above reports non-GAAP earnings and tax expense, which excludes specified significant items.   Non-GAAP earnings, as discussed in the preceding table may be considered non-GAAP Financial Information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP based measures presented under our Consolidated Condensed Statements of Income. The Company believes that its non-GAAP earnings and tax expense, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP earnings and tax expense, in combination with the Company's financial results calculated in accordance with GAAP, provides investors with additional perspective.  The Company also believes that the non-GAAP measures provided by the Company facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company's GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities.  The Company's non-GAAP net income is not prepared in accordance with GAAP, is not an alternative to GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of November 30, 2007 and November 30, 2006 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	As of November 30,
	2007	2006

Accounts Receivable Turnover (Days) (1)	76.2	78.5
Inventory Turnover (Times) (1)	2.4	2.0
Working Capital (in thousands)	$268,271	$237,052
Current Ratio	2.8 : 1	2.5 : 1
Ending Debt to Ending Equity Ratio (2)	40.0%	51.9%
Return on Average Equity (1)	11.5%	9.7%

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

Operating Activities

Our combined balance of cash and temporary investments was $87,077 at November 30, 2007, compared to $91,205 at February 28, 2007. Operating activities provided $56,138 of cash during the first nine months of fiscal 2008, compared to $39,860 of cash provided during the same period in fiscal 2007.  The increase in operating cash flow was primarily due to increased fiscal year-to-date earnings and improved receivables management in our core business.

Accounts receivable increased $46,826 to $162,722 as of November 30, 2007, compared to $115,896 at the end of fiscal 2007.  The third fiscal quarter is our strongest shipping quarter due to the retail holiday selling season.  This increase in shipments causes third quarter ending accounts receivable to increase significantly over second quarter levels.  Included in the accounts receivable increase is $9,070 related to our Belson business acquired in May 2007.  Accounts receivable turnover improved to 76.2 days at November 30, 2007 from 78.5 days at November 30, 2006.  This calculation is based on a rolling five quarter accounts receivable balance.  Accounts receivable turnover continued to improve due to our continued emphasis on aggressive management of collections and operating efficiencies.

Inventories increased $2,343 to $146,413 as of November 30, 2007, compared to $144,070 at the end of fiscal 2007.  Included in the inventory increase is $8,792 of inventory related to our Belson business acquired in May 2007.  Inventory turnover improved to 2.4 times at November 30, 2007 compared to 2.0 times at November 30, 2006 due primarily to improved inventory management.  Inventories at November 30, 2007 were $146,413 compared to $146,155 at November 30, 2006.

Working capital increased to $268,271 at November 30, 2007, compared to $237,052 at November 30, 2006.  Our current ratio improved to 2.8:1 at November 30, 2007 compared to 2.5:1 at November 30, 2006. The improvement in our working capital position over the past year is the result of the strength of our cash flow, improved receivables management, and a reduction in income taxes payable resulting from the settlement of Hong Kong taxes utilizing tax reserve certificates, which allowed us over the last twelve months to use $42,232 of cash for capital, business and trademark acquisitions, pay down $42,660 of debt, and increase our cash and temporary investments by $28,060.

Investing Activities

Investing activities used $31,322 of cash during the nine-months ended November 30, 2007. Listed below are some significant highlights of our investing activities:

•                 We spent $1,545 on molds and tooling, $1,050 on information technology infrastructure, $1,073 on distribution center equipment and $669 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•                 We spent $287 on patent cost registrations.

•                 We spent $36,500 in cash to acquire accounts receivable, inventory, trademarks, goodwill and intangible assets of the Belson business.

•                 We received net proceeds from the sale of land of $5,608 and a property insurance settlement of $94.

•                 We liquidated $4,100 of temporary cash investments.

Financing Activities

Financing activities used $24,844 of cash during the nine-month period ended November 30, 2007.  Highlights of those activities follow:

•                 On June 29, 2007, we prepaid $25,000 of our 5 year floating rate Senior Notes without penalty.

•                 Employees exercised 141,000 options for common shares, providing $2,203 of cash and $412 in related tax benefits.

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

•                 We recorded $173 of deferred tax benefits associated with the share-based compensation expense as cash flow from financing activities under the line entitled “Share-based compensation tax benefit” in our  consolidated condensed statement of cash flow.

During the second quarter of fiscal 2008, we permanently reduced the commitment under our revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders from $75 million to $50 million.  Our ability to access our Revolving Line of Credit Agreement is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants.  The financial covenants require us to maintain certain debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of November 30, 2007, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA.  These covenants effectively limited our ability to incur more than $94,812 of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.   Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.  As of November 30, 2007, we are in compliance with the terms of the various debt agreements.

Contractual Obligations and Commercial Commitments:

Our contractual obligations and commercial commitments, as of November 30, 2007, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30

(in thousands)

	Total	2008 1 year	2009 2 years	2010 3 years	2011 4 years	2012 5 years	After 5 years

Term debt - fixed rate	$25,000	$13,000	$3,000	$3,000	$3,000	$3,000	$—
Term debt - floating rate (1)	200,000	—	75,000	—	50,000	—	75,000
Long-term incentive plan payouts	3,761	1,968	1,180	613	—	—	—
Interest on floating rate debt (1)	47,222	11,870	10,029	7,453	6,225	4,508	7,137
Interest on fixed rate debt	2,908	1,063	787	570	353	135	—
Open purchase orders	96,184	96,184	—	—	—	—	—
Minimum royalty payments	57,679	2,893	7,238	6,827	6,363	5,975	28,383
Advertising and promotional	66,331	6,872	6,072	7,602	6,576	6,743	32,466
Operating leases	11,283	1,557	1,159	1,151	971	945	5,500
Capital spending commitments	1,893	1,893	—	—	—	—	—
Other	52	52	—	—	—	—	—
Total contractual obligations	$512,313	$137,352	$104,465	$27,216	$73,488	$21,306	$148,486

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

In addition to the contractual obligations and commercial commitments in the table above, we expect to settle certain tax issues during the next twelve months.  As of November 30, 2007, we have recorded $10,028 of net income tax liabilities, including provision for our uncertain tax positions.  We expect to settle/make payments on approximately $957 of these income tax liabilities in the next twelve months.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

As of November 30, 2007, we have no outstanding borrowings and $197 of open letters of credit under our Revolving Line of Credit Agreement.  We have not drawn on this facility thus far during the current fiscal year. As mentioned in Note 13 in the accompanying consolidated condensed financial statements, on June 8, 2007, we gave notice to prepay $25 million of our $100 million, 5 year floating rate Senior Notes without penalty.  This prepayment was made June 29, 2007.  Also, during the second quarter of fiscal 2007, based upon a review of our expected cash flows, we permanently reduced the commitment under the Revolving Line of Credit Agreement commitment by $25 million to $50 million.  The reduction of the commitment proportionately reduces the future cost of associated commitment fees under the facility.

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

We continue to evaluate acquisition opportunities on a regular basis and may seek to augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common shares, or with additional debt, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Income Taxes - Effective March 1, 2007, we adopted FIN 48, which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns.  See Note 12 - “Income Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

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

For a more comprehensive list of our accounting policies, we encourage you to read Note 1 - “Summary of Significant Accounting Policies,” accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended February 28, 2007.  Note 1 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – “New Accounting Pronouncements,” to the accompanying Consolidated Condensed Financial Statements of this Form 10-Q, for a discussion of the status and potential impact of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency exchange rates are our primary financial market risks.  Fluctuation in interest rates causes variation in the amount of interest that we can earn on our available cash and the amount of interest expense we incur on our short-term and long-term borrowings. Interest on our long-term debt outstanding as of November 30, 2007 is both floating and fixed.  Fixed rates are in place on $25,000 of Senior Notes at rates ranging from 7.01 percent to 7.24 percent.

Floating rates are in place on $200,000 of debt.  Interest rates on these notes are reset as described in Note 13 to our Consolidated Condensed Financial Statements. Interest rates during the latest fiscal quarter on these notes ranged from 6.05 to 6.26 percent.  During the third quarter of fiscal 2007, the Company decided to actively manage most of its floating rate debt using interest rate swaps.   The Company entered into three interest rate swaps that convert an aggregate notional principal of $200,000 from floating interest rate payments under its 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200,000 at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 5.20 percent as of November 30, 2007 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.   The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt.  These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment.

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

During the three-month and nine-month periods ended November 30, 2007, approximately 19 and 17 percent, respectively, of our net sales were in foreign currencies. During the three-month and nine-month periods ended November 30, 2006, approximately 17 and 16 percent, respectively, of our net sales were in foreign currencies.   For the three-month and nine-month periods ended November 30, 2007, we incurred net foreign exchange gains of $744 and $1,250, respectively.  During the same fiscal periods in the prior year, we incurred net foreign exchange gains of $487 and $1,373, respectively.

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

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at November 30, 2007 and February 28, 2007:

CASH FLOW HEDGES

November 30, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at November 30, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at November 30, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	2.0568	1.9010	2.0531	$(1,521)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	2.0568	1.9242	2.0191	$(475)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	2.0568	1.9644	2.0091	$(223)
Subtotal										$(2,219)

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,644)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,839)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(1,315)
Subtotal										$(6,798)

Fair Value of Cash Flow Hedges										$(9,017)

February 28, 2007
Contract Type	Currency to Deliver	Notional Amount	Contract Date			Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Weighted Average Forward Rate at Inception	Weighted Average Forward Rate at Feb. 28, 2007	Market Value of the Contract in U.S. Dollars (Thousands)

				Range of Maturities
				From	To

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	$(533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	$(83)
Subtotal										$(616)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(833)
Subtotal										$(1,501)

Fair Value of Cash Flow Hedges										$(2,117)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Securities Class Action Litigation – An agreement in principle has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

The proposed settlement remains subject to a number of conditions, including the negotiation of final settlement documents and court approval following notice to class members.  Under the proposed settlement, the lawsuit would be dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit, because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing, and, if the settlement is approved, they will receive a full release of all claims. The Company cannot make any assurances that the proposed settlement will be concluded or approved by the court.

Hong Kong Income Taxes – On May 10, 2006, the Inland Revenue Department (the “IRD”) of Hong Kong and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997.  This agreement was subsequently approved by the IRD’s Board of Review.  For those tax years, we agreed to an assessment of approximately $4,019 including estimated penalties and interest.  Our consolidated financial statements at May 31, 2006 and February 28, 2006 included adequate provisions for this liability.  As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $192 of tax provision previously established and recorded $279 of associated interest.  During the second quarter of fiscal 2007, the liability was paid with $3,282 of tax reserve certificates and the balance in cash.   Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for such certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability.

For the fiscal years 1998 through 2003, the IRD had previously assessed a total of $25,461 (U.S.) in tax on certain profits of our foreign subsidiaries. In connection with the IRD’s tax assessment for the fiscal years 1998 through 2003, we had purchased tax reserve certificates from Hong Kong totaling $25,144 (U.S.).

On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled during the third quarter of fiscal 2008 with previously acquired tax reserve certificates and we received a cash refund, including interest, of approximately $4,539.  In connection with the settlement in the second quarter of fiscal 2008, we:

•reversed $5,411 representing a portion of the tax provision previously established for those years and recorded $199 of interest income related to tax reserve certificates in excess of the settlement amount; and

•reversed $1,943 of a tax provision and $397 of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  For the fiscal quarter ended November 30, 2007, we did not repurchase any common shares.  From September 1, 2003 through November 30, 2007, we have repurchased 2,292,336 shares at a total cost of $65,883, or an average price per share of $28.74.  An additional 707,664 shares remain authorized for purchase under this plan.

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

HELEN OF TROY LIMITED
(Registrant)

Date:	January 9, 2008	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date:	January 9, 2008	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date:	January 9, 2008	/s/ Richard J. Oppenheim
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