Form 10-K
period 2008-02-29
HELEN OF TROY LTD
filed 2008-05-13
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                       Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                       Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                         Accelerated filer [X]                            Non-accelerated filer [  ]                     Smaller reporting company [  ]

                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                 Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2007, based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was approximately $650,396,000.

As of May 7, 2008 there were 30,198,198 shares of Common Shares, $.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2008 Annual General Meeting of Shareholders.

Index to Exhibits - Page 112

In this report and accompanying consolidated financial statements and notes thereto, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.

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

•      the departure and recruitment of key personnel;

•      our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•      requirements to accurately project product demand and the timing of orders received from customers;

•      our relationship with key customers;

•      the costs of complying with the business demands and requirements of large sophisticated customers may adversely affect our gross profit and results of operations;

•      our dependence on foreign sources of supply and foreign manufacturing;

•      the impact of high costs of raw materials and energy on cost of sales and certain operating expenses;

•      our holding of auction rate securities which we may be unable to liquidate at their recorded values or at all;

•      circumstances which may contribute to future impairments of goodwill or indefinite-lived intangible assets;

•      our relationship with key licensors;

•      our dependence on the strength of retail economies;

•      our ability to develop and introduce a continuing stream of innovative new products to meet changing consumer preferences;

•      our expectation of future acquisitions and issues surrounding the integration of acquired business;

•      our use of debt to fund acquisitions and capital expenditures;

•      the costs, complexity and challenges of managing our global information systems;

•      the risks associated with a breach of our computer security systems;

•      the risks associated with tax audits and related disputes with taxing authorities;

•      our ability to continue to avoid classification as a controlled foreign corporation; and

•      litigation.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products.  We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.  We have two active segments: Personal Care and Housewares.  Our Personal Care products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products.  Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.  We use third party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, our appliances segment sells to beauty supply retailers and wholesalers.

On May 1, 2007, we acquired Belson Products (“Belson”), formerly the professional salon division of Applica Consumer Products, Inc.  By the end of the third fiscal quarter of fiscal 2008, we had substantially integrated Belson into our Personal Care segment.  Belson was acquired for a cash purchase price of $36,500 plus the assumption of certain liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom.  We believe that Belson’s portfolio of professional salon products, in addition to our existing professional products, will continue to strengthen our leadership position in the professional distribution channels.

In each of our segments, we strive to be the first to market with a broad line of competitively priced innovative products.  We believe this strategy is one of our most important growth drivers.  Our goal is to provide consumers with unique features, better functionality and higher performance at competitive price points.  This strategy has allowed us to sustain, and in many categories to strengthen, our market position in many of our product lines.  As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base while attracting new customers.

As part of our overarching objective to grow our business and increase shareholder value, we have established five core initiatives. These initiatives and their key elements are outlined below:

•      Maximize high growth potential branded products.  We seek to maximize high growth products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth.  Ten key brands currently account for approximately 86 percent of our annual net sales volume.  When a brand fails to achieve a desired market potential, we evaluate whether to continue to invest in brand maintenance, exit the brand and/or selectively replace it with revenue streams from similar, more effectively performing branded products.

•      Accelerate our new product pipeline.  We strive to reduce the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner.  A majority of our products are produced in China, where long production lead times are normal.  We continuously work with our manufacturing resources to simplify and shorten the length of our supply chain for new products.

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

•      Broaden our growth opportunities.  We plan to continue to seek opportunities to acquire brands and product categories through aggressive external development and acquisitions.  For example, our recent acquisition of Belson provided us with nine significant brands that complement and broaden our existing professional product offerings.  When brand acquisition is not possible, we look for licensed brands that have developed substantial brand equity in product categories that will create synergies with our existing products.  For example, our recent licensing of Bed Head® and Toni&Guy® provides an opportunity to deliver professional quality appliances and accessories with Bed Head® branded products styled and packaged for introduction to a younger market through selective retail distribution channels and Toni&Guy® branded products targeted toward sophisticated retail buyers who appreciate European styling.

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

LICENSES AND TRADEMARKS

We sell certain of our products under licenses from third parties.  Our licensed trademarks, among others, include:

•      Vidal Sassoon®, licensed from The Procter & Gamble Company;

•      Revlon®, licensed from Revlon Consumer Products Corporation;

•      Dr. Scholl’s®, licensed from Schering-Plough HealthCare Products, Inc.;

•      Scholl® (in areas other than North America), licensed from SSL International, PLC;

•      Sunbeam® and Health o meter®, licensed from Sunbeam Products, Inc.;

•      Sea Breeze®, licensed from Shiseido Company Ltd.;

•      Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited;

•      Toni&Guy®, licensed from Mascolo Limited and its affiliates; and

•      Bed Head®, by TIGI licensed from an affiliate of Mascolo Limited.

We own and market under a number of trademarks, including:

• OXO®	• Final Net®	• Dazey®
• Good Grips®	• Ammens®	• Caruso®
• SoftWorks®	• SkinMilk®	• Karina®
• Touchables®	• Condition® 3-in-1	• Visage Náturel®
• OXO Steel®	• TimeBlock®	• DCNL®
• Candela®	• Epil-Stop®	• Nandi®
• Brut®	• Salon Tools™	• Isobel®
• Brut Revolution®	• Studio Tools®	• Carel®
• Vitalis®	• Hot Things®	• Amber Waves®

We also own and market hair care and beauty care products under the following trademarks to the professional market:

• Helen of Troy®	• Tourmaline Tools®
• Hot Tools®	• Fusion Tools®
• HotSpa®	• Gallery Series®
• Salon Edition®	• Wigo®
• Belson®	• Profiles®
• Belson Pro®	• Comare®
• Gold ‘N Hot®	• Mega Hot®
• Curlmaster®	• Shear Technology®
• Pro Touch®

PRODUCTS

We market and sell a full line of personal care products and an expanding line of housewares products that we acquire, design and/or develop. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT CATEGORY	PRODUCTS	BRAND NAMES
Appliances and Accessories	Hand-held dryers

Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools™, Tourmaline Tools®, Salon Tools™, Amber Waves®, Gallery Series®, Wigo®,

Belson Pro®, Curlmaster®, Gold ‘N Hot®, Mega Hot®, Pro Touch®, Profiles® and Salon Creations®

Curling irons, straightening irons, hot air brushes and brush irons

Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools™, Tourmaline Tools®, Salon Tools™, Amber Waves®, Gallery Series®, Wigo®, Belson®, Belson Pro®, Curlmaster®, Gold ‘N Hot®, Mega Hot®, Pro Touch® and Salon Creations®

	Hairsetters	Vidal Sassoon®, Revlon®, Sunbeam®, Caruso® and Profiles®
	Paraffin baths, facial brushes, facial saunas and other skin care appliances	Revlon®, Hotspa®, Dr. Scholl’s®, Visage Náturel® and Profiles®
	Manicure/pedicure systems	Revlon®, Dr. Scholl’s®, Scholl® and Profiles®
	Foot baths	Dr. Scholl’s®, Scholl®, Revlon®, Sunbeam®, Carel®, HotSpa® and Profiles®
	Foot massagers, hydro massagers, cushion massagers, body massagers and memory foam products	Dr. Scholl’s®, Health o meter®, Carel® and Hotspa®
	Hair clippers and trimmers, exfoliators and shavers	Vidal Sassoon®, Revlon®, Toni&Guy®, Hot Tools® and Belson Pro ®
	Hard and soft-bonnet hair dryers	Dazey®, Carel®, Hot Tools® and Gold ‘N Hot®
	Hair styling implements, brushes, combs, hand-held mirrors, lighted mirrors, utility implements and decorative hair accessories	Vidal Sassoon®, Revlon®, Karina®, Isobel®, DCNL®, Nandi®, Amber Waves®, Hot Things®, Belson®, Gold ‘N Hot®, Comare® and Shear Technology®
Grooming, Skin Care, and Hair Care Products	Liquid hair styling products	Vitalis®, Final Net®, Condition® 3-in-1, Ammens® and Vitapointe®
	Liquid skin care products	Sea Breeze® and SkinMilk®
	Medicated skin care products	Ammens®
	Fragrances, deodorants and antiperspirants	Brut®, Brut Revolution®, Brut XT® and Ammens®
	Hair depilatory products	Epil-Stop®
Housewares	Kitchen tools, cutlery, bar and wine accessories, kitchen mitts and trivets, and barbeque tools	OXO®, Good Grips®, OXO Steel®, SoftWorks® and Touchables®
	Tea kettles	OXO®, Good Grips® and Softworks®
	Household cleaning tools and trash cans	OXO®, OXO Steel®, Good Grips®, SoftWorks® and Touchables®
	Storage and organization products	OXO®, OXO Steel®, Good Grips®, SoftWorks® and Touchables®
	Hand and garden tools	OXO®, Good Grips® and SoftWorks®
	Rechargeable lighting products	OXO® and Candela®

We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the personal care and housewares markets. Overall, in fiscal 2008, we introduced 526 new products across all of our categories compared to 389 and 474 new products introduced in fiscal 2007 and 2006, respectively.  Of the 526 products introduced during fiscal 2008, 25 of the products introduced were attributed to the Belson acquisition. Currently, 389 additional new products are in our product development pipeline for expected introduction in fiscal 2009.   The following discussion summarizes key product introductions and strategies we launched in fiscal 2008:

Appliances and Accessories:  In the retail category of our appliance business, our focus for much of fiscal 2008 was the domestic launch of our Bed Head® hair care appliances that use bright colors, fiber optics, and LED lights as part of their fashionable design appeal.  Bed Head® is targeted at retail consumers who want professional grade products. By fiscal year-end 2008, Bed Head® had become our third best selling brand in the retail appliance and accessory category (behind Revlon and Vidal Sassoon), and across all product categories was one of our top ten selling brands.  In Europe, we began marketing our Toni&Guy® line in the second quarter of fiscal 2007 and continued to stabilize and strengthen its distribution throughout fiscal 2008. Toni&Guy® shares the same approach as Bed Head® in the U.S., offering retail consumers professional grade products.  As of the end of fiscal 2008, Toni&Guy® was our third best selling appliance brand in Europe.

In our professional appliance category, we acquired Belson effective May 1, 2007.   We acquired Belson’s portfolio of professional salon products in order to strengthen our already existing leadership position in the professional distribution channels. We spent most of the second and third quarters of fiscal 2008, integrating the Belson business into our operating infrastructure and staffing positions required for its operations.  As we gained knowledge and experience with the business, we moved quickly to develop new product offerings into its existing brand portfolio and establish more cost-effective sourcing alternatives.  Belson markets under a number of brand names, the most significant under our ownership being Belson Pro®, Gold ‘N Hot®, Curlmaster®, Profiles®, Comare®, and Salon Creations®.

Men’s Grooming, Skin Care and Hair Care:  In our domestic markets, we significantly shifted our men’s grooming, skin care and hair care strategy during the year.  We now intend to focus our line extension efforts principally on the Brut® family of products, which we believe provides the most attractive opportunity for return on investment in this category, while maintaining the existing distribution of our other brands.  In the fourth quarter of fiscal 2007, we commenced our domestic re-introduction of the newly formulated Epil-Stop® product line.  In response to unsatisfactory consumer sales and the discontinuance of the Epil-Stop® line by certain retailers, we conducted a strategic review of the Epil-Stop® trademark in the third quarter of fiscal 2008. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the total carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

In Latin America, we continue to increase men’s grooming, skin care and hair care net sales and market penetration through a strategy of line extensions in selective markets targeted to reach new customers.  In the second half of the year, we worked on the Brut XT® line of men’s body sprays, which we presently expect to begin selling in Mexico in the first half of fiscal 2009.  We have also developed several product extensions to our Ammens line of skin care products, including an antibacterial gel, deodorants and selected baby products, that should commence distribution in the first half of fiscal 2009.

Housewares:  Our OXO® brands continue to exert significant influence in the U.S. kitchen gadget and tool markets.  OXO® products are based on the principles of Universal Design - a philosophy of making products that are easy to use for the widest possible spectrum of users.  Our development pipeline in this segment is extremely robust.  In fiscal 2008, we launched over 120 new items and currently have over 100 items scheduled for launch in fiscal 2009.   During the 2008 fiscal year, we launched our Good Grips® POP modular line of food storage containers which began shipping during the third quarter of fiscal 2008 and quickly became a top selling product category within our Housewares segment.  These containers are airtight, stackable and space-efficient.  New product offerings such as silicone utensils, sinkware, shower caddies and travel mugs also added significant incremental sales.  Overall, in fiscal 2008, significant new product introductions accounted for approximately $16,000 in incremental sales growth in the Housewares segment.

You can learn more about our products at www.hotus.com.  Information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report.

SALES AND MARKETING

We now market our products in approximately 70 countries throughout the world.  Sales within the United States comprised approximately 78, 81 and 83 percent of total net sales in fiscal 2008, 2007, and 2006, respectively.  We sell our products through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores, specialty stores, beauty supply retailers and wholesalers and distributors, as well as directly to end-user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

We market products through a combination of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services and customer service staff.  These groups work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

Regional sales and business unit managers work with our inside and outside sales representatives.  Our sales managers are organized by product group and geographic area and, in some cases, key customers.  Our regional managers are responsible for customer relations management, pricing, distribution strategies and sales generation.

The companies from whom we license many of our brand names promote those names extensively. The Revlon®, Vidal Sassoon®, Dr. Scholl’s®, Bed Head® and Sunbeam® trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines and various industry trade shows.

We also use selective sports and entertainment venues to enhance our brand recognition and equity.  In fiscal 2004, Helen of Troy became the title sponsor of the Sun Bowl game, one of the longest running invitational post-season college football games in the United States with a history that spans over 70 years. The “Vitalis® Sun Bowl” was the official name for the December 2004 and 2005 games.  In fiscal 2007, we extended our agreement through the 2009 football season and changed the official name beginning with the December 2006 game to the “Brut® Sun Bowl.”  CBS Sports broadcasts the “Brut® Sun Bowl” game to nationwide audiences.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples’ Republic of China, to manufacture a significant portion of our products in the appliance, accessories and housewares product categories.  Most of our grooming, skin care and hair care products are manufactured in North America.  For a discussion regarding our dependency on third party manufacturers, see Item 1A., “Risk Factors.”  For fiscal 2008, 2007 and 2006, goods manufactured by vendors in the Far East comprised approximately 87, 83 and 86 percent, respectively, of the dollar value of all segments’ inventory purchases.

Many of our key Far East manufacturers have been doing business with us since we went into business.  In some instances, we are now working with the second generation of entrepreneurs from the same families.  We believe these relationships give us a stable and sustainable advantage over many of our competitors.

Manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products.  Both of our business segments employ numerous technical and quality control personnel responsible for ensuring high product quality.  Most of our products manufactured outside the countries in which they are sold are subject to import duties, which increases the amount we pay to obtain such products.

Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, our policy is to maintain several months of supply of inventory in order to meet our customers’ needs. Accordingly, we order products substantially in advance of the anticipated time of their sale to our customers. While we do not have any long-term formal arrangements with any of our suppliers, in most instances, we place purchase orders for products several months in advance of receipt of orders from our customers.  Our relationships and arrangements with most of our manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders.  Most purchase orders are in United States Dollars.  Because of our long lead times, from time to time we must discount end of model product or dispose of it in non-traditional ways to eliminate excess inventories.

In total, we occupy approximately 1,987,000 square feet of distribution space in various locations to support our operations.  At the end of February 2007, we completed the consolidation of our domestic appliance, housewares, men’s grooming, skin care and hair care inventories into a single 1,200,000 square foot Southaven, Mississippi distribution center. Approximately 69 percent of our consolidated sales volume shipped from this facility in fiscal 2008.  For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”   Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas; Southaven, Mississippi; and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers, primarily in the Far East, to distribution centers in the Netherlands, the United Kingdom, Mexico, Brazil, Peru, Venezuela or directly to customers. We then ship products stored at these international distribution centers to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

The Personal Care segment depends significantly upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter®, Dr. Scholl’s®, Bed Head® and Toni&Guy® trademarks are of particular importance to this segment’s business. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures.  To our knowledge, during fiscal 2008, we were in compliance with all terms of these licensing agreements.  The remaining duration of the license agreements for the Revlon®, Vidal Sassoon®, Sunbeam®, Dr. Scholl’s®, Bed Head® and Toni&Guy® trademarks, including the renewal terms, are approximately 55, 25, 12, 11, 6 and 5 years, respectively. If we decide to renew these agreements upon expiration of their current terms, we will be required to pay prescribed renewal fees at the time of that election. The discussion below covers the primary product categories that we currently sell under our key license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

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

Dr. Scholl’s® and Scholl®:  We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, body massagers, paraffin baths, and support pillows bearing the Dr. Scholl’s® trademark in the United States and Canada under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl® trademark in other areas of the world through an agreement with SSL International, PLC.

Sunbeam® and Health o meter®:  Under an agreement with Sunbeam Products, Inc., we are licensed to sell hair clippers and trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, foot massagers, back massagers, body massagers, memory foam products, and spa products bearing these trademarks in the United States, Canada, Mexico, Central America, South America, and the Caribbean.

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

In December 2006, we also entered into two separate licensing arrangements with affiliates of Mascolo Limited for the use of the Bed Head® by TIGI trademark and for the use of the Toni&Guy® trademark.  Both licenses grant us the right to use the trademarks to market personal care products in the Western Hemisphere.  The initial terms of each license agreement expires in December 2011, and may be extended for five additional three-year terms upon proper notice.

Helen of Troy has filed or obtained licenses for over 500 design and utility patents in the United States and several foreign countries.  Most of these patents cover product designs in our Housewares segment, and over two-thirds of these are utility patents.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.  We believe our principal trademarks have high levels of brand name recognition among retailers and consumers throughout the world. In addition, we believe our brands have an established reputation for quality, reliability and value.  We monitor and protect our brands against infringement as we deem appropriate, however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various jurisdictions.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its affiliate, SAM’S Club) accounted for approximately 19, 21 and 22 percent of our net sales in fiscal 2008, 2007, and 2006, respectively.  Sales to Target Corporation accounted for approximately 9, 9 and 10 percent of our net sales in fiscal 2008, 2007, and 2006, respectively.  No other customers accounted for ten percent or more of net sales during those fiscal years.  Sales to our top five customers accounted for approximately 44, 45 and 46 percent in fiscal 2008, 2007, and 2006, respectively.

ORDER BACKLOG

When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

COMPETITIVE CONDITIONS

The markets in which we sell our products are very competitive and highly mature.  The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers with strong negotiating power.  Current trends among retailers include fostering high levels of competition among suppliers, the requirement to maintain or reduce prices and deliver products under shorter lead times.  Another current trend is for retailers to import generic products directly from foreign sources and to source and sell products under their own private label brands that compete with our Company’s products.  We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers, some of which have been built over 30 years or more of working together. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label products.  Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

In the Personal Care segment, our primary competitors include Conair Corporation, Farouk Systems, Inc. (Chi), T3 Micro, Inc., International Consulting Associates, Inc. (InfraShine), Spectrum Brands, Inc., Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-U.S.A, Inc., Chattem, Inc., KAO Brands Company, The Procter & Gamble Company, LÓréal, Unilever, and Alberto-Culver Company. In the Housewares segment, the competition is highly fragmented.  Our primary competitors in that segment include KitchenAid (Lifetime Brands, Inc.), Zyliss AG, Copco (Wilton Industries, Inc.), Simple Human,  Casabella and Interdesign, Inc.  Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. Net sales in the third fiscal quarter accounted for approximately 32, 34, and 34 percent of fiscal 2008, 2007 and 2006 net sales, respectively. Our lowest net sales usually occur in our first fiscal quarter, which accounted for approximately 22, 21 and 22 percent of fiscal 2008, 2007 and 2006 net sales, respectively.  As a result of the seasonality of sales, our working capital needs fluctuate during the year.

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

In July 2006, RoHS (Restriction of Hazardous Substances), a new European Directive became effective.  RoHS requires that electrical and electronic equipment sold in the European Union comply with certain requirements regarding maximum allowable levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs).  We became RoHS compliant at the time the directive was effective.

Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions.  In the U.S., we maintain our own testing facilities that have been certified by various recognized public and private testing standards setting groups including Underwriters Laboratories, Inc. and Intertek Testing Laboratories.   We also are certified under the Scheme of the International Electrotechnical Commission System for Conformity Testing and Certification of Electrical Equipment (IECEE).  The scheme facilitates the international exchange and acceptance of product-safety test results among participating Certification Bodies (CB) for national approval or certification in one or more countries, normally without the need for additional testing.  Currently, 50 countries participate in the CB scheme, which provides significant advantages including reduction of product certification and compliance costs and reduced certification lead-times.

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

In our Housewares segment, where applicable, our products are designed to comply with NSF International and American National Standards Institute (“ANSI”) standards for product quality, materials composition and safety.

EMPLOYEES

As of fiscal year end 2008, we employed 931 full-time employees in the United States, Canada, Macao, China, Japan, Europe, Brazil, Peru, Venezuela, Chile and Mexico of which 151 are marketing and sales employees, 259 are distribution employees, 47 are engineering and development employees, and 474 are administrative personnel. We also use temporary, part time and seasonal employees as needed.  None of the Company’s employees are covered by a collective bargaining agreement.  We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

Note (13) to the consolidated financial statements contains geographic information concerning our net sales and long-lived assets.

AVAILABLE INFORMATION

We maintain our main Internet site at the following address: http://www.hotus.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to these reports and the reports required under Section 16 of the Securities Exchange Act of transactions in Company shares by directors and officers.  Also, on the Investor Relations page, under the heading “Corporate Governance,” are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A.  RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties.  When evaluating us and our business before making a decision regarding investment in our securities, potential investors should carefully consider the risk factors and uncertainties described below, together with other information contained in this report.  If any of the events or circumstances described below or elsewhere in this report actually occur, our business, financial condition or results of operations could be materially adversely affected.  The risks listed below are not the only risks that we face. Additional risks that are presently unknown to us or that we currently think are not significant may also impact our business operations.

We rely on our chief executive officer and a small number of other key senior managers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

We do not have a large group of senior managers in our business.  The loss of our chief executive officer or any of our senior managers could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to hire or relocate and integrate suitable replacements on a timely basis or at all.  Further, in order to continue to grow our business, we will need to expand our senior management team.  We may be unable to attract or retain these persons.  This could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers, and we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, associated with such carriers’ ability to provide delivery services to meet our shipping needs.  Failure to deliver products in a timely and effective manner to retailers could damage our reputation and brands and result in loss of customers or reduced orders.

To make our distribution operations more efficient, we have consolidated many of our U.S. distribution, receiving and storage functions into our Southaven, Mississippi distribution center. Approximately 69 percent of our consolidated sales volume shipped from this facility in fiscal 2008.  For this reason, any disruption in our distribution process in this facility, even for a few days, could adversely effect our business and operating results.

Additionally, our Mississippi distribution center operations have grown to a level where we may incur capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year.  These and other factors described above could cause delays in delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business and operating results.

Our projections of sales and earnings are highly subjective and our future sales and earnings could vary in a material amount from our projections.

Most of our major customers purchase our products electronically through electronic data interchange and expect us to promptly deliver products from our existing inventories to the customers’ retail stores or distribution centers.  This method of ordering products allows our customers to immediately respond to changes in demands of their retail customers.  From time to time, we provide projections to our shareholders and the investment community of our future sales and earnings.  Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the amount of our future sales and related earnings.  Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant.  These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Because our ability to forecast sales is highly subjective, there is a risk that our future sales and earnings could vary materially from our projections.

Our sales are dependent on sales to several large customers and the loss of, or substantial decline in sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our sales.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers.  In particular, sales to Wal-Mart Stores, Inc. (including its affiliate, SAM’S Club) and sales to Target Corporation accounted for approximately 19 percent and 9 percent, respectively, of our net sales in fiscal 2008. While only one customer accounted for ten percent or more of net sales in fiscal 2008, our top 5 customers accounted for approximately 44 percent of fiscal 2008 net sales.  We expect customer concentrations will continue to account for a significant portion of our sales.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate.  Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, financial condition and results of operations.  For further information regarding potential liquidity issues with a significant customer, see “Current and Future Capital Needs”, under Item 7.” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note (19) to the consolidated financial statements.

Large sophisticated customers may take actions that adversely affect our gross profit and results of operations.

In recent years, we have observed a consumer trend away from traditional grocery and drug store channels and toward mass merchandisers, which include super centers and club stores.  This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship.  If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us.  A reduction in the demand of our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and operating results.

We are dependent on third party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, financial condition and results of operations.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China.  This exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; and the availability and cost of raw materials and merchandise.  The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, could have a material adverse effect on our business, financial condition and results of operations.

We have relationships with over 200 third-party manufacturers.  During fiscal 2008, the top two manufacturers fulfilled approximately 25 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 43 percent of our product requirements.

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

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America.  China has experienced rapid social, political and economic change in recent years. There is no assurance that labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on product costs in China.  Labor shortages in China could result in supply delays and disruptions and drive a substantial increase in labor costs.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal 2008, the Chinese Renminbi appreciated approximately 9 percent with respect to the U.S. Dollar.  To the extent the Renminbi continues to appreciate with respect to the U.S. Dollar, the Company may experience cost increases on such purchases, and this could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of sales and certain operating expenses and adversely effect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our vendors purchase significant amounts of metals and plastics to manufacture our products. They also purchase significant amounts of electricity to supply the energy required in their production processes.  The rising cost of fuel may also increase our transportation costs.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of sales and certain operating expenses.  Our results of operations have been and could in the future be adversely affected by increases in these costs.  We have had some success in implementing price increases or passing on cost increases by moving customers to newer product models with enhancements that justify higher prices and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

We hold certain auction rate securities that we may be unable to liquidate at their recorded values or at all due to credit concerns in the U.S. capital markets.  Protracted illiquidity and any deterioration in the credit ratings of the issuers, dealers or credit insurers may require us to reclassify these holdings at some point to long-term assets and record impairment charges.

For further information, see Notes (1) and (14) to the consolidated financial statements.  At February 29, 2008, all of our temporary investments were auction rate notes collateralized by student loans, which had a carrying value of $63,825.  Liquidity for these securities is normally dependent on an auction process that provides an opportunity to sell the security and resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  An auction fails when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security, and this rate is generally higher than the current market rate.

Recent credit concerns in the capital markets have significantly reduced our ability to liquidate our auction rate securities.  At this time, there is a very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  Based on current market conditions, we believe it is likely that auctions of our holdings in these securities will be unsuccessful in the near term, resulting in us continuing to hold securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.  Management intends to reduce our holdings in these securities as circumstances allow, but believes we have sufficient liquidity from operating cash flows and available financial sources, including our revolving credit facility, which we believe will continue to provide sufficient capital resources to fund our foreseeable short and long-term liquidity requirements.

While these failures in the auction process have affected our ability to access these funds in the near term, based on the related information currently at hand, we do not believe that any of our holdings of these securities are impaired.  If the issuers and brokers are unable to successfully close future auctions, and their credit ratings deteriorate or the credit ratings of the credit insurers deteriorate, the Company may be required to reclassify its holdings in these securities to long-term assets and to record an impairment charge on these investments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record significant impairment charges.

A substantial portion of our long-term assets consist of goodwill and other indefinite-lived intangible assets recorded as a result of past acquisitions.  Under generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Future events may occur that could adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions to exit a business made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base, or our internal expectations with regard to future revenue growth and the assumptions we make when performing our annual impairment reviews.  As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined.  Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.  For further information, including estimated impairment charges expected in the first quarter of fiscal 2009, see “Results of Operations” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We materially rely on licensed trademarks, the loss of which could have a material adverse effect on our revenues and profitability.

We are materially dependent on our licensed trademarks as a substantial portion of our sales revenue comes from selling products under licensed trademarks. As a result, we are materially dependent upon the continued use of such trademarks, particularly the Vidal Sassoon® and Revlon® trademarks. Actions taken by licensors and other third parties could diminish greatly the value of any of our licensed trademarks. If we were unable to sell products under these licensed trademarks or the value of the trademarks were diminished by the licensor due to any inability to perform under the terms of the agreements or other reasons, or due to the actions of third parties, the effect on our business, financial condition and results of operations could be both negative and material.

We are subject to risks related to our dependence on the strength of retail economies.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Latin America and the Far East. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  A significant weakening of retail economies could have a material adverse effect on our business, financial condition and results of operations.

To compete successfully, we must continually develop and introduce innovative new products to meet changing consumer preferences.

Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products that meet changing consumer preferences and take advantage of opportunities sooner. We face the risk that our competitors will introduce innovative new products that compete with our products. Our core initiatives include fostering our culture of innovation and new product development, enhancing and extending our existing product categories and developing new allied product categories.  There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating income.  If we are unable to develop and introduce a continuing stream of new products, it may have an adverse effect on our business, financial condition and results of operations.

Acquisitions may be more costly or less profitable than anticipated or we may not be able to identify suitable new acquisition opportunities, which may constrain our prospects for future growth and profitability and adversely affect the price of our common shares.

We are constantly looking for opportunities to make complementary strategic business and/or brand acquisitions. These acquisitions, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common shares.  In addition, any acquisition involves numerous risks, including:

•      difficulties in the assimilation of the operations, technologies, products and personnel associated with the acquisitions;

•      difficulties in integrating distribution channels;

•      diversion of management’s attention from other business concerns;

•      difficulties in transitioning and preserving customer, contractor, supplier and other important third party relationships;

•      difficulties realizing anticipated cost savings, synergies and other benefits related to an acquisition;

•      risks associated with subsequent operating asset write-offs, contingent liabilities, and impairment of related acquired intangible assets;

•      risks of entering markets in which we have no or limited experience; and

•      potential loss of key employees associated with the acquisitions.

Any difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition and operating results.

We have incurred debt to fund acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.

As a result of our debt obligations, we are operating under substantially more leverage and higher interest costs.  Our debt has added constraints on our ability to operate our business, including but not limited to:

•      our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes could be limited;

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

We conduct most of our businesses under one integrated Global Enterprise Resource Planning System, which we implemented in September 2004.  Most of our operations are dependent on this system.  Any failures or disruptions in this system could cause considerable disruptions to our business and may have a material adverse effect on our business, financial condition and results of operations.

We remain in the process of transitioning our Mexican operations to our global information system.  This transition has experienced delays as a result of the refocus of our priorities and internal resources on the integration of the Belson Products business, a project which was completed in fiscal 2008.  As a result, the transition by our Mexican operations to our global information system is currently not expected to be substantially complete until later in fiscal 2009.

We continuously make adjustments to improve the effectiveness of our systems. Complications resulting from such adjustments could potentially cause considerable disruptions to our business.  Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and related integration issues all pose significant risks.

To support new technologies, we continue to support a growing technology infrastructure base. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for disruption or failure.  We rely on certain outside vendors to assist us with implementation and enhancements and other vendors to assist us in maintaining some of our infrastructure.  Should any of these vendors fail to perform as expected, it could adversely affect our service levels and threaten our ability to conduct business.

Natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss. Any interruption or loss of data in our information or logistical systems could materially impact our ability to procure our products from our factories and suppliers, transport them to our distribution centers, and store and deliver them to our customers on time and in the correct amounts. These and other factors described above could have a material adverse effect on our business, financial condition and results of operations.

A breach of our computer security systems, and unauthorized intrusion could subject us to fraudulent use of sensitive information and/or damage to critical data and systems.  Such activity could subject us to litigation and various other claims and have a material adverse effect on our financial condition, results of operations and the reputation of our business.

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

Any such compromises or breach could cause interruptions in our operations and might require us to spend significant management time and money investigating the event and dealing with local and federal law enforcement.  In addition, we could become the subject of litigation and various claims from our customers, employees, suppliers, service providers and shareholders.  Regardless of the merits and ultimate outcome of these matters, litigation and proceedings of this type are expensive to respond to and defend, and we could devote substantial resources and time to responding to and defending them. The ultimate resolution of any such litigation, claims and investigations could cause damage to our reputation and have a material adverse effect on our financial condition, results of operations and reputation.

Audits and related disputes with taxing authorities, tax compliance and the impact of changes in tax law could have an adverse impact on our business.

We are involved in a tax audits and related disputes with various taxing jurisdictions.  We believe that we have complied with all applicable reporting and tax payment obligations and disagree with taxing authority positions on these various issues.  We are vigorously defending our tax positions through all available administrative and judicial avenues.  For more information about tax audits and related disputes, see Item 3. “Legal Proceedings,” and Note (8) to the consolidated financial statements.

Although the final resolution of these disputes is uncertain and involves unsettled areas of the law, based on currently available information, we have established reserves for our best estimate of the probable tax liability for these matters. The resolution of the issues may result in tax liabilities that are significantly higher or lower than the reserves established for these matters.  An unfavorable resolution on any matter could have a material effect on our consolidated results of operations or cash flows.

The future impact of tax legislation, regulations or treaties, including any future legislation in the U.S. or abroad that would effect the companies or subsidiaries that comprise our consolidated group is always uncertain. Our ability to respond to such changes so that we maintain favorable tax treatment, the cost and complexity of such compliance, and its impact on our ability to effectively operate in jurisdictions always presents a risk.

Favorable tax treatment of our non- U.S. earnings is dependent on our ability to avoid classification as a Controlled Foreign Corporation. Changes in the composition of our shareholdings could have an impact on our classification. If our classification were to change, it could have a material adverse effect on the largest U.S. shareholders and, in turn on the Company’s business.

A non-U.S. corporation, such as ours, will constitute a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes if its largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares outstanding.  If the IRS or a court determined that we were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10 percent or more of the total combined voting power of all classes of our stock on the last day of our taxable year would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our “subpart F income” (and the subpart F income of any our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, any gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we are a CFC.

We are involved in securities class action litigation which could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

An agreement in principle has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.  For further information, see Item 3. “Legal Proceedings,” and Note (10) to the consolidated financial statements.

The proposed settlement remains subject to a number of conditions, including court approval following notice to class members.  The court has scheduled a hearing for June 19, 2008, where it will consider approving the proposed settlement.  Under the proposed settlement, the lawsuit would be dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit, because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing, and, if the settlement is approved, they will receive a full release of all claims. The Company cannot make any assurances that the proposed settlement will be concluded or approved by the court.  If the proposed settlement is not concluded or approved by the court, additional negotiations or litigation could ensue putting us at risk of a future judgment or settlement that may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases, or otherwise utilizes through third-party management service agreements, a total of 33 facilities, which include selling, procurement, administrative and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Information regarding the location, use, segment, ownership and approximate size of the facilities and undeveloped land as of February 29, 2008 is provided below:

Location	Type and Use	Business Segment	Owned or Leased	Approximate Square Footage
El Paso, Texas, USA	Land & Building - Corporate Headquarters	Personal Care & Housewares	Owned	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Personal Care	Owned	408,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	Owned	1,200,000
Brampton, Ontario, Canada	Third-Party Managed Distribution Facility	Personal Care	Leased	50,000
Danbury, Connecticut, USA	Office Space	Personal Care	Leased	16,000
Bentonville, Arkansas, USA	Office Space	Personal Care	Leased	5,000
Minneapolis, Minnesota, USA	Office Space	Personal Care	Leased	1,000
New York, New York, USA	Office Space *	Housewares	Leased	9,900
New York, New York, USA	Office Space **	Housewares	Leased	25,000
Chambersburg, Pennsylvania, USA	Office Space - Customer Service Facility	Housewares	Leased	3,200
Lancashire, England	Third-Party Managed Distribution Facility	Housewares	Leased	35,000
El Paso, Texas, USA	Land - Held for Future Expansion	None	Owned	12 Acres
Southaven, Mississippi, USA	Land - Held for Future Expansion	None	Owned	31 Acres
Halton, Ontario, Canada	Office Space	Personal Care	Leased	3,400
Sheffield, England	Land & Building - European Headquarters	Personal Care	Owned	10,000
Worksop, England	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Boulgne-Billancourt, France	Office Space	Personal Care	Leased	2,100
Nr Amsterdam, Netherlands	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Mexico City, Mexico	Office Space	Personal Care	Owned	3,900
Mexico City, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	64,300
Guadalajara, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	23,200
Monterrey, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	15,500
Sao Paulo, Brazil	Office Space	Personal Care	Leased	1,600
Vitoria, Brazil	Third-Party Managed Distribution Facility	Personal Care	Leased	5,400
Vitoria, Brazil	Third-Party Managed Distribution Facility	Personal Care	Leased	5,000
Lima, Perú	Office Space	Personal Care	Leased	900
Lima, Perú	Third-Party Managed Distribution Facility	Personal Care	Leased	6,500
Caracas, Venezuela	Office Space	Personal Care	Leased	1,100
Caracas, Venezuela	Third-Party Managed Distribution Facility	Personal Care	Leased	200
Santiago, Chile	Office Space	Personal Care	Leased	130
Tokyo, Japan	Office Space	Housewares	Leased	800
Hong Kong, China	Third-Party Managed Distribution Facility	Housewares	Leased	3,500
Zhu Kuan, Macau, China	Office Space	Personal Care & Housewares	Leased	11,600
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	5,500
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	14,500

*     Facility is expected to be vacated in June 2008.  The lease is now month-to-month.

**   New headquarters for Housewares Segment expected to be occupied in June 2008.

Our Southaven, Mississippi distribution center operations have grown to a level where we may incur capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year. We are currently evaluating alternatives to address this issue, including use of third party logistics providers, if necessary, and a re-balancing of certain distribution operations between our Southaven, Mississippi and El Paso, Texas distribution centers.

ITEM 3.  LEGAL PROCEEDINGS

Securities Class Action Litigation – An agreement in principle has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

The proposed settlement remains subject to a number of conditions, including court approval following notice to class members.  The court has scheduled a hearing for June 19, 2008, where it will consider approving the proposed settlement.  Under the proposed settlement, the lawsuit would be dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit, because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing, and, if the settlement is approved, they will receive a full release of all claims. The Company cannot make any assurances that the proposed settlement will be concluded or approved by the court.

United States Income Taxes - The IRS is currently examining the U.S. consolidated federal tax return for fiscal year 2005.  On March 31, 2008, the IRS provided notice of a proposed adjustment of $7,750 to taxes for fiscal year 2005.  The Company is vigorously contesting this adjustment.  To date, this is the only adjustment that has been proposed; however, the audit has not yet been concluded.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that an adequate provision for taxes for fiscal 2005 has been made in our consolidated financial statements.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations.  In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares are listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE].  The following table sets forth, for the periods indicated, in dollars per share, the high and low sales prices of the common shares as reported on the NASDAQ.  These quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low

FISCAL 2008
First quarter	$28.10	$21.30
Second quarter	29.26	19.96
Third quarter	23.08	16.89
Fourth quarter	19.48	14.56

FISCAL 2007
First quarter	$21.95	$18.71
Second quarter	19.44	16.18
Third quarter	25.29	16.98
Fourth quarter	25.50	21.75

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common shares with a par value of $0.10 per share are our only class of equity security outstanding at February 29, 2008. As of May 7, 2008, there were approximately 288 holders of record of the Company’s common shares. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions.  We have not paid any cash dividends on our common shares since inception.  Our current intention is to pay no cash dividends in fiscal 2009.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.

During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20,271 as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price.  For the fiscal quarter ended November 30, 2007, we did not repurchase any common shares.  During the fiscal quarter ended February 29, 2008, we purchased and retired an additional 366,892 common shares under this resolution at a total purchase price of $5,731, for a $15.62 per share average price.  From September 1, 2003 through February 29, 2008, we have repurchased 2,659,228 common shares at a total cost of $71,614, or an average price per share of $26.93.  An additional 340,772 common shares remain authorized for purchase under this plan as of February 29, 2008.

The following table provides information with respect to our purchases of our common shares during the fourth quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2007	-	$0.00	-	707,664
January 1 through January 31, 2008	192,774	15.37	192,774	514,890
February 1 through February 29, 2008	174,118	15.90	174,118	340,772
Total	366,892	$15.62	366,892	340,772

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 2003. The Peer Group Index is the Dow Jones—U.S. Personal Products, Broad Market Cap, Yearly, Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common shares.

	Fiscal year ended the last day of February
	2003	2004	2005	2006	2007	2008

HELEN OF TROY LIMITED	100.00	222.78	215.81	151.24	178.59	122.93
PEER GROUP INDEX	100.00	125.86	145.85	146.54	181.60	193.79
NASDAQ MARKET INDEX	100.00	152.32	153.88	171.76	180.94	171.53

The Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act.  In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that we specifically incorporate this information by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated income statement data for the years ended on the last day of February 2008, 2007 and 2006, and the selected consolidated balance sheet data as of the last day of February 2008 and 2007, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated income statement data for the years ended on the last day of February 2005 and 2004, and the selected consolidated balance sheet data as of the last day of February 2006, 2005 and 2004, have been derived from our audited consolidated financial statements which are not included in this report.  Information for the years ended on the last day of February 2005 and 2004 contains certain reclassifications necessary to restate prior years’ operations of Tactica as a discontinued segment.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended The Last Day of February,
(in thousands, except per share data)
	2008 (3)	2007	2006	2005 (1)(2)	2004 (1)

Statements of Income Data
Net sales	$652,548	$634,932	$589,747	$581,549	$474,868
Cost of sales	370,853	355,552	323,189	307,045	257,651

Gross profit	281,695	279,380	266,558	274,504	217,217
Selling, general, and administrative expenses	207,771	208,964	195,180	172,480	131,443
Operating income before impairment and gain	73,924	70,416	71,378	102,024	85,774

Impairment charges	4,983	-	-	-	-
Gain on sale of land	(3,609)	-	-	-	-
Operating income	72,550	70,416	71,378	102,024	85,774

Interest expense	(15,025)	(17,912)	(16,866)	(9,870)	(4,047)
Other income (expense)	3,748	2,643	1,290	(2,575)	4,312

Earnings before income taxes	61,273	55,147	55,802	89,579	86,039
Income tax expense (benefit) (4)	(236)	5,060	6,492	12,907	14,477

Income from continuing operations	61,509	50,087	49,310	76,672	71,562

Loss from discontinued segment’s operations, net of tax effects	-	-	-	(222)	(11,040)

Net earnings	$61,509	$50,087	$49,310	$76,450	$60,522

Per Share Data
Basic
Continuing operations	$2.01	$1.66	$1.65	$2.58	$2.52
Discontinued operations	$-	$-	$-	$(0.01)	$(0.39)
Total basic earnings per share	$2.01	$1.66	$1.65	$2.57	$2.13

Diluted
Continuing operations	$1.93	$1.58	$1.56	$2.36	$2.29
Discontinued operations	$-	$-	$-	$(0.01)	$(0.35)
Total diluted earnings per share	$1.93	$1.58	$1.56	$2.35	$1.94

Weighted average number of common shares
outstanding:
Basic	30,531	30,122	29,919	29,710	28,356
Diluted	31,798	31,717	31,605	32,589	31,261

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

Last Day of February,
(in thousands)
	2008 (3)	2007	2006	2005 (1)(2)	2004 (1)

Balance Sheet Data:
Working capital	$276,304	$238,131	$185,568	$156,312	$166,445
Total assets	911,993	906,272	857,744	811,449	489,609
Long-term debt	212,000	240,000	254,974	260,000	45,000
Shareholders’ equity (5)	568,376	527,417	475,377	420,527	350,103
Cash dividends	-	-	-	-	-

(1)  Fiscal year 2005 and 2004 results presented include 100 percent of the results of Tactica under the line item, “Loss from discontinued segment’s operations, net of tax effects.”  We acquired a 55 percent interest in Tactica in March 2000. On April 29, 2004 we completed the sale of our interest in Tactica back to certain of its key operating manager-shareholders. Accordingly, the results of operations of Tactica have been reclassified out of income from continuing operations and working capital has been presented to eliminate the impact of Tactica’s current assets and current liabilities.  Also, in the fourth quarter of fiscal 2004, we recorded a loss of $5,699 from the impairment of Tactica goodwill, net of $1,938 of related tax benefits.  Our consolidated financial statements for fiscal 2005 (for the period of time we owned Tactica) and 2004, as restated include 100 percent of Tactica’s net loss because Tactica had accumulated a net deficit at the time that we acquired our ownership interest, and because the minority shareholders of Tactica had not adequately guaranteed their portion of the accumulated deficit.

(2)  Fiscal year 2005 and thereafter includes the results of operations of OXO International, which we acquired on June 1, 2004 for a net cash purchase price of $273,173 including the assumption of certain liabilities.  At acquisition, we recorded $11,668 of working capital, $2,907 of property and equipment, and $258,578 of goodwill, trademarks and other intangible assets.  The acquisition was funded by a $73,173 Revolving Line of Credit advance and a $200,000 Term Loan Credit Agreement. The $200,000 Term Loan Credit Agreement and a portion of the Revolving Line of Credit advance were subsequently repaid with the proceeds of $225,000 Floating Rate Senior Notes issued on June 29, 2004.

(3)  Fiscal year 2008 includes the results of operations of Belson Products, which we acquired on May 1, 2007 for a net cash purchase price of $36,500 including the assumption of certain liabilities.  The acquisition was funded with cash.  At acquisition, we recorded $13,980 of working capital, $139 of fixed assets, and $22,381 of goodwill, trademarks and other intangible assets.

(4)  During fiscal 2008, we settled certain tax disputes with the Inland Revenue Department (the “IRD”), and the IRS.  As a result of these settlements, we recorded tax benefits totaling $9,313 as a current year provision.  These benefits represent the reversal of tax provisions previously established for the periods under dispute.  See Note (8) to the consolidated financial statement for more information on our income taxes.

(5)  In fiscal 2008, we repurchased 1,095,392 common shares at a cost of $26,002. No common shares were repurchased during the fiscal years ended 2007 and 2006. In fiscal 2005, we repurchased 757,710 common shares at a cost of $25,039.  In fiscal 2004, we repurchased 806,126 common shares at a cost of $20,572.  All shares repurchased were concurrently cancelled.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, “Item 1.  Business”;  Part II, “Item 6. Selected Financial Data”; and Part II, “Item 8. Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed on Page 2 of this report in the section entitled “Information Regarding Forward-Looking Statements,”  Item 1A. “Risk Factors,” and in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”  In this MD&A, unless otherwise indicated, or the context suggests otherwise, amounts expressed are in thousands of U.S. Dollars.

OVERVIEW

Fiscal 2008 was a very challenging year due to deteriorating domestic economic conditions beginning in our second fiscal quarter and accelerating throughout the year.  Generally, through the first half of the fiscal year, our overall business performance was in line with our expectations.  In the second quarter of fiscal 2008, we identified the following emerging unfavorable domestic economic trends whose effects had an increasingly pervasive impact on consumer spending throughout the balance of the year:

•                  Rising gasoline, energy and food costs;

•                  A significant slowdown in the U.S. housing market;

•                  Tightening credit markets and the related resulting impact emerging from the recent sub-prime mortgage crisis, causing many financial institutions to record large asset impairments, which restricted liquidity in the general capital markets; and

•                  A general decline in consumer confidence.

These trends have combined to create a difficult domestic retail environment, and many of our retail partners have faced slowing same store sales trends.   We cannot predict at this time when conditions will start to change.  While our Housewares segment continued to grow and expand its sales base, our Personal Care segment, whose domestic product categories are in more entrenched market positions, experienced sales declines.  Overall fiscal 2008 net sales increased $17,616 or 2.8 percent when compared to fiscal 2007.

Also during the year, global economic conditions continued to put upward pressure on our product costs. These conditions included:

•                  Rising energy costs, transportation costs and the costs of the basic materials used to manufacture our products, namely: plastic resins, copper, stainless steel, and other metals;

•                  Declining labor availability and evolving government labor regulations and associated compliance standards are causing increases in labor costs in China, where we currently source a significant portion of our products; and

•                  The continued appreciation of the Chinese Renminbi with respect to the U.S. Dollar, which will likely increase future product costs.

With the combined higher sales base from our Housewares and Personal Care Segments, we were able to offset rising product costs with some selling, general and administrative expense efficiency gains which enabled us to finish fiscal 2008 with a $2,134 increase in our operating income, when compared to fiscal 2007.

Net earnings in fiscal 2008 increased $11,422 or 22.8 percent when compared to fiscal 2007.  A significant amount of this increase was attributed to specified non-operating income items, including: the one-time effects of various tax settlements, lower interest rates paid on reduced long-term debt levels, higher interest income earned on higher average levels of cash equivalents and temporary investments, and a gain on the sale of land.  These items were partially offset by impairment charges of $4,883.

Significant Developments and Events. Other significant developments and events that occurred during fiscal year 2008 are described below.

•                  Acquisition of Belson Products:  On May 1, 2007, we acquired Belson, formerly the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot®, and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the United States, as well as Canada and the United Kingdom.

During fiscal 2008, we completed the integration of the Belson operations into our business structure and system, and staffed our new Belson team. A key element of our long term profitability strategy will depend on the extent to which we can continue to leverage our Far East supplier network and relationships to establish new, lower sourcing cost alternatives for Belson’s products. Regarding our Belson product lines, we expect to see margins improve over the next fiscal year as we continue to work out of inventories on hand at the time of the Belson acquisition and replace these with new Belson products sourced through our existing Far East supplier network.  We expect that recent economic conditions, including increased labor and production costs in the Far East and elsewhere will make our profitability strategy more difficult to achieve.  We believe that Belson’s portfolio of professional salon products, in addition to our existing professional products, will continue to strengthen our leadership position in the professional distribution channels.  Belson’s net sales for fiscal 2008 were in line with our expectations upon acquisition.

•                  Domestic Distribution:  During fiscal 2007, we placed a great deal of attention on our domestic distribution infrastructure completing the consolidation of many of our U.S. distribution, receiving and storage functions into a facility located in Southaven, Mississippi.  In fiscal 2008, this facility shipped approximately 69 percent of our consolidated net sales volume.  Throughout fiscal 2008, we continued to gain operational knowledge in the new facility, which contributed to lower overall distribution costs as a percentage of net sales.  Distribution costs as a percentage of net sales were 4.8 percent in fiscal 2008, compared to 5.6 and 5.3 percent in fiscal years 2007 and 2006, respectively. Key drivers of the fiscal 2008 cost savings were improved domestic warehouse labor and materials efficiency, lower costs associated with customer chargebacks and lower overall facilities costs due to the elimination of rent on a prior distribution facility.

Our Mississippi distribution center operations have grown to a level where we may incur capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year.  We are currently evaluating alternatives to address this issue, including use of third party logistics providers, if necessary, and a re-balancing of certain distribution operations between our Southaven, Mississippi and El Paso, Texas distribution centers.  As a result, we expect distribution costs improvements to moderate in fiscal 2009.

•                  International Sales Growth:  In Europe and outside the Western Hemisphere, our business continued its growth from fiscal 2006.  Overall net sales were up 25.7 and 18.7 percent in fiscal 2008 and 2007, respectively.  A significant part of this increase was fueled by the addition of Toni&Guy®  personal care appliances to our product offerings, growth in net sales of the Vidal Sasson® branded appliances, and the expansion of our Housewares segment’s OXO® kitchen gadget sales in the region.

Our Latin American business also continued to grow in fiscal 2008. In the region, we had revenue growth of 16.4 and 27.4 percent in fiscal 2008 and 2007, respectively.  Our best performing brands and product categories in the region are the Brut® fragrances, Ammens® foot and body powders, Revlon® appliances and Vidal Sassoon® appliances.  We continue to believe certain countries in Latin America present attractive opportunities for continued expansion because of strong economic growth, the growing stability of their democratic governments, and recent high levels of foreign investment in the region.  We intend to continue to transition our Mexican operations to our global information system during the remainder of fiscal 2009.

•                  Supply Chain and Other Operational Improvements:   We manage a complex supply chain and operating platform that during fiscal 2008 shipped approximately 140 million units to over 16,000 wholesale, retail, and individual customers.  Our Company and industry are facing challenges, including slowing U.S. and international economies, rising energy costs and domestic and international marketplace pricing pressures.  Continued consolidation and growth in the largest retailers has created a very competitive environment that requires careful target pricing, superb customer service, operational excellence in order to maintain deliveries, and continuous product and process innovation.  In this environment, we believe that a key way we will grow is by increasing our operational efficiency.  The implementation of our Global Enterprise Resource Planning System, now in operation for approximately 4 ½ years has required us to closely examine and re-think how we do business.  In fiscal years 2008, 2007 and 2006, direct corporate information systems costs included in our consolidated statements of income in the “Selling, general and administrative expenses” line were $8,642, $8,248 and $8,080.  These amounts do not include the cost of personnel, telecommunications, software and computer equipment charges incurred and paid directly by our various local operations outside of El Paso, Texas.  We continue to invest resources to extend the functionality and performance of the system.  We believe that timely and effective change and evolution in our systems will increase the total value proposition we offer to our customers and consumers, and thus increase our competitive advantage.

Throughout fiscal 2008, we completed several initiatives to incrementally streamline our supply chain and simplify workflows in order to reduce costs, improve responsiveness and transactional accuracy, and reduce lead-times for nearly all of these key processes.  In our Personal Care segment, we implemented limited sourcing of liquid grooming and skin care products out of China beginning in the second fiscal quarter of 2008.  We are also currently evaluating additional geographic sourcing alternatives for these products.  In our Housewares segment, we began the transition of the majority of our U.S. based sourcing to our existing supply chain operations in the Far East, with the goal of completing the transition in the first half of fiscal 2009.

Over the upcoming year, given the global economic trends and developments in China we have previously discussed, we expect that one of our biggest challenges will be to balance increases in product costs against the need and ability to raise our selling prices, while continuing to ensure a steady flow of product from source to customer.

•                  Linens ‘n Things Bankruptcy: On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. As of February 29, 2008, we had $4,590 of accounts receivable outstanding from Linens.  We received our last payment on account from Linens on April 11, 2008, leaving us with accounts receivable due from Linens of $4,112.  The $4,112 balance consisted of $3,072 for sales originating on or before February 29, 2008 and $1,040 for sales originating after February 29, 2008.  All orders processed for Linens since April 11, 2008 have been on a cash-in-advance basis. The Linens accounts receivable are unsecured, and the amount that the Company will ultimately recover, if any, is not presently determinable. Although the Company maintains an allowance for doubtful accounts to cover a customer’s inability to pay all or a portion of their accounts receivable, no additional specific reserve was established as of February 29, 2008 for Linens. Our allowance for doubtful accounts at February 29, 2008 may not prove to be sufficient to cover any losses arising as a result of the Linens bankruptcy and future incremental bad debts charges would negatively affect our results of operations particularly in our Housewares segment.   In addition, Linens is a significant customer of the Company with fiscal 2008 net sales of approximately $1,300 and $17,300, for our Personal Care and Housewares segments, respectively.  It is possible that future levels of revenue from this customer may be significantly reduced or eliminated, depending on the ultimate resolution of Linens liquidity issues and its ability to successfully emerge from bankruptcy protection.

•                  The Company historically has completed its analysis of the carrying value of our goodwill and other intangible asses and our analysis of the remaining useful economic lives of our intangible assets other than goodwill during the first quarter of each fiscal year.  Our analyses are not yet complete, however, based upon preliminary work done to date, we expect to recognize impairment charges during the first quarter of fiscal 2009 on certain identified indefinite-lived intangible assets held by our Personal Care segment. We currently estimate that the charge will range between $7,000 and $10,000, and will be recorded as a component of operating income in the Company’s income statement for the fiscal quarter ended May 31, 2008.  These charges will reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Financial Highlights for Fiscal 2008

•                  Consolidated net sales increased 2.8 percent, or $17,616, to $652,548 in fiscal 2008 compared to $634,932 in fiscal 2007.  Personal Care segment consolidated net sales decreased 1.9 percent in fiscal 2008 when compared to fiscal 2007.  Housewares segment net sales increased 19.7 percent in fiscal 2008 when compared to fiscal 2007. Our net sales growth includes the benefit of a net positive foreign exchange impact of $5,610.

•                  Consolidated gross profit margin as a percentage of net sales decreased 0.8 percentage points to 43.2 percent in fiscal 2008 compared to 44.0 percent in fiscal 2007.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales decreased 1.1 percentage points to 31.8 percent in fiscal 2008 compared to 32.9 percent in fiscal 2007.

•                  During the third fiscal quarter of 2008, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of our Epil-Stop® and TimeBlock® brands.

•                  On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998, less selling costs of $390 and we recorded a pretax gain on the sale of $3,609.

•                  Interest expense was $15,025 in fiscal 2008 compared to $17,912 in fiscal 2007.  Lower interest expense was due to the repayment of $35,000 of long-term debt during the year and the impact of lower overall interest rates on our outstanding debt.

•                  Other income, net was $3,748 in fiscal 2008 compared to $2,643 in fiscal 2007.  The increase in other income was principally due to the additional interest income we earned on accumulating levels of temporarily invested cash and higher interest rates earned on our mix of temporary investments.

•                  Our income tax benefit was $236 in fiscal 2008, or -0.4 percent of earnings before income taxes, compared to $5,060 of income tax expense in fiscal 2007, or 9.2 percent of earnings before income taxes.  Fiscal 2008 income tax expense includes the benefits of $9,313 due to various tax settlements with the Hong Kong Inland Revenue Department and the IRS.

•                  Our net earnings increased to $61,509 in fiscal 2008 from $50,087 in fiscal 2007, or 22.8 percent, however a significant amount of the increase was attributed to specified non-operating income items, including: the one-time effects of various tax settlements, lower interest rates paid on reduced long-term debt levels, higher interest earned on cash equivalents and temporary investments, and a gain on the sale of land.  These items were partially offset by impairment charges of $4,883.

•                  Our diluted earnings per share increased to $1.93 in fiscal 2008 from $1.58 in fiscal 2007, or by 22.2 percent.

•                  Our total assets grew by $5,721, our inventory levels remained relatively flat and our total debt decreased by $35,000.  At the end of fiscal 2008, we had $121,676 of cash and temporary investments compared to $91,205 of cash and temporary investments at the end of fiscal 2007.

Key Revenue and Net Earnings Growth Drivers for Fiscal 2009:  We have outlined the following specific objectives for fiscal year 2009 that we believe should help us increase sales and net earnings:

•                  Continued growth and expansion of the OXO® product lines and market distribution;

•                  Improved gross margins for Belson products as the sourcing is shifted to lower cost providers;

•                  Continued focus on selling, general and administrative expense reduction where possible;

•                  Price increases to retailers in categories with increased cost of goods where possible;

•                  Expanded sales and distribution of our Bed Head® by TIGI product line of appliances and related products; and

•                  Re-evaluate our Personal Care segment’s domestic product line mix, and its selling, branding and production forecasting operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2008	2007	2006	2008	2007	2006	08/07	07/06

Net sales
Personal Care Segment	$488,414	$497,824	$461,947	74.8%	78.4%	78.3%	-1.9%	7.8%
Housewares Segment	164,134	137,108	127,800	25.2%	21.6%	21.7%	19.7%	7.3%
Total net sales	652,548	634,932	589,747	100.0%	100.0%	100.0%	2.8%	7.7%

Cost of sales	370,853	355,552	323,189	56.8%	56.0%	54.8%	4.3%	10.0%
Gross profit	281,695	279,380	266,558	43.2%	44.0%	45.2%	0.8%	4.8%

Selling, general, and administrative expense	207,771	208,964	195,180	31.8%	32.9%	33.1%	-0.6%	7.1%
Operating income before impairment and gain	73,924	70,416	71,378	11.3%	11.1%	12.1%	5.0%	-1.3%

Impairment charges	4,983	-	-	0.8%	0.0%	0.0%	*	0.0%
Gain on sale of land	(3,609)	-	-	-0.6%	0.0%	0.0%	*	0.0%
Operating income	72,550	70,416	71,378	11.1%	11.1%	12.1%	3.0%	-1.3%

Other income (expense):
Interest expense	(15,025)	(17,912)	(16,866)	-2.3%	-2.8%	-2.9%	-16.1%	6.2%
Other income (expense), net	3,748	2,643	1,290	0.6%	0.4%	0.2%	41.8%	*
Total other income (expense)	(11,277)	(15,269)	(15,576)	-1.7%	-2.4%	-2.6%	-26.1%	-2.0%

Earnings before income taxes	61,273	55,147	55,802	9.4%	8.7%	9.5%	11.1%	-1.2%

Income tax expense (benefit)	(236)	5,060	6,492	0.0%	0.8%	1.1%	-104.7%	-22.1%

Net earnings	$61,509	$50,087	$49,310	9.4%	7.9%	8.4%	22.8%	1.6%

*    Calculation is not meaningful

(1)    Net sales percentages by segment are computed as a percentage of the related segment’s net sales to total net sales. All other percentages are computed as a percentage of total net sales.

The following table sets forth, for the periods indicated, the impact that acquisitions had on our net sales.

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Fiscal Years Ended
	2008	2007	2006

Prior year’s net sales	$634,932	$589,747	$581,549

Components of net sales change
Core business net sales change	(9,061)	45,147	(21,277)
Net sales from acquisitions (non-core business net sales)	26,677	38	29,475
Change in net sales	17,616	45,185	8,198
Net sales	$652,548	$634,932	$589,747

Total net sales growth	2.8%	7.7%	1.4%
Core business net sales change	-1.4%	7.7%	-3.7%
Net sales change from acquisitions (non-core business net sales change)	4.2%	0.0%	5.1%

In the table above, the percentages shown are the changes of each component as a percentage of the prior year’s total net sales.  Core business net sales change represents the change in net sales for business that we operated over the same fiscal periods in the prior year.  Net sales from acquisitions are net sales arising from business acquired with no comparable sales in the prior fiscal period.  In fiscal 2008, net sales from acquisitions consisted of $26,562 of sales from our fiscal 2008 Belson Products acquisition (10 months), and $115 from our Candela® lighting products (7 months).  In fiscal 2007, lighting products provided $38 of commission revenue from Candela® lighting products.

Net Sales:

Consolidated net sales increased 2.8 percent or $17,616 in fiscal 2008 over fiscal 2007.  New product acquisitions accounted for 4.2 percentage points, or $26,677 of the sales percentage growth over fiscal 2007.  Net sales from new product acquistions included $26,562 of sales from our Belson Products acquisition (10 months), and $115 from our Candela® lighting products (7 months).  Core business growth (growth without acquisitions) showed an overall decline in fiscal 2008 of $9,061 or 1.4 percent.  Our Housewares segment provided 4.3 percentage points of consolidated net sales growth, or an increase of $27,026.  Housewares consolidated net sales increased 19.7 percent in fiscal 2008 when compared to fiscal 2007.  This growth was partially offset by a negative 1.5 percentage point impact on net sales volumes from declines in our Personal Care segment, or $9,410.  Overall, shifts in selling mix between segments and product categories resulted in higher average unit selling prices, which was offset by overall unit volume declines in our Personal Care segment.

Consolidated net sales increased 7.7 percent or $45,185 in fiscal 2007 over fiscal 2006.  There was only a nominal amount of net sales from new product acquisitions for the year.  Core business growth (growth without acquisitions) accounted for almost all sales growth.  Our Personal Care segment provided 6.1 percentage points of consolidated net sales growth, or an increase of $35,877.  Personal Care net sales increased 7.8 percent in fiscal 2007 when compared to fiscal 2006.  Our Housewares segment provided 1.6 percentage points of consolidated net sales growth, or an increase of $9,308.  Housewares consolidated net sales increased 7.3 percent in fiscal 2007 when compared to fiscal 2006. Overall, higher average unit selling prices contributed 5.3 percent to sales growth while increases in unit volumes contributed 2.4 percent to sales growth.  Higher unit selling prices resulted from product mix changes and more aggressive management of sales discounts and allowances.

Segment Net Sales:

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care, and hair products; and brushes, combs and accessories.  Our Personal Care segment is dedicated to being the preferred supplier of personal care and wellness products recognized for value added consumer driven innovation and unsurpassed customer support.

Net sales in our Personal Care segment decreased 1.9 percent, or $9,410, to $488,414 in fiscal 2008 compared to $497,824 in fiscal 2007.  Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and in some cases, acquire more retail shelf space.  Over the last year, the prices of raw materials such as copper, steel, plastics and alcohol have moderated somewhat.  However due to recent economic conditions, especially the impact that petroleum prices have across the economic spectrum, we believe costs of these materials will begin to experience upward price pressure again.  Accordingly, we are continually evaluating the need to raise prices with our customers and have already put certain increases into effect.  In some cases, we have been successful raising prices to our customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price. Sales price increases and product enhancements can have long lead times before their impact can be realized.  The extent to which we will be able to continue with price increases, the timing, and the ultimate impact of such increases on net sales is uncertain.  Accordingly, we expect to continue to experience margin pressure in this segment.

•      Appliances.  Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers.  Net sales for fiscal 2008 increased 0.2 percent, or $689, compared to fiscal 2007.  Removing the impact of the Belson acquistion which occurred in the first quarter of this fiscal year, net sales in the appliances product category were down 6.9 percent, when compared to fiscal 2007.

Higher unit volumes contributed 1.8 percent to sales growth, while decreases in average unit selling prices offset this growth by 1.6 percent.  The decrease in average unit selling prices was due to a combination of slightly higher levels of domestic sales incentives, and changes in sales prices and sales mix, including the sales of our Belson appliance lines.  Belson appliances currently sell at lower price points overall than our existing professional appliances.  In addition, a higher percentage of Belson’s sales are on a direct import basis.  Direct import sales have lower unit sales prices and lower gross margins, which are expected due to lower selling and distribution costs associated with this type of sale.

Factors that we believe contributed to the declines in sales for this product category include:

 o     A difficult domestic retail environment, where many of our retail partners have faced slowing same store sales trends resulting from such economic factors as high gasoline prices, anticipation of higher home heating prices, tightening credit markets, the recent sub-prime mortgage crisis, the overall slowdown in the U.S. housing market and a general decline in consumer confidence;

o      A number of our key retail partners reduced their inventory levels, resulting in lower sales orders for the year;

o      During fiscal 2008, we reduced new product offerings in our clippers, trimmers and wellness appliances categories, which have historically been less profitable businesses with higher post-season product returns as compared to other product categories.  As a result, we experienced lower holiday season business in these two categories.  We are in the process of re-evaluating our product mix in these categories; and

o      In our retail divison, expanded product line offerings by certain competitors and replacement of branded merchandise with private label merchandise by certain retailers have impacted our net sales, when compared to the same period last year.  In our professional division, key customers began adding private label merchandise in our categories which is presenting a challenge to branded sales growth.

During fiscal 2008, we introduced the Bed Head® and Fusion Tools™ brands of professional grade appliances, which are sold at higher price points than our more traditional retail appliances.   We believe the addition of these brands contributed some incremental sales gains, but also replaced certain sales of our existing appliance brands.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Fusion Tools™ and Health o Meter® were key selling brands in this product line.

•      Grooming, Skin Care, and Hair Products.  Net sales for fiscal 2008 decreased 4.0 percent, or $3,456, over fiscal 2007.  Unit volume declines contributed 1.4 percent and unit price declines contributed 2.6 percent to the decrease in net sales.

In this category, our Latin American region experienced low double digit net sales increases for the current fiscal year, that were more than offset by net sales declines in our North American region.  In the Latin American region, net sales growth is being driven primarily by the performance of our Brut® and Ammens® brands.  Within these core brands, our strategy of developing product line extensions continues to help to generate sales growth, however, we expect the pace of these sales gains to moderate going forward as we are now operating on a larger sales base.

In North America, we had net sales declines primarily as a combined result of:

o      The discontinuance of the Sea Breeze® Naturals line with certain key customers and the associated sales returns and allowances granted to retailers as a result;

o      Fiscal 2007 benefited from initial shipments of Brut Revolution®.  During fiscal 2008, Brut Revolution® was a re-order business with shipments at approximately 25 percent of the prior year’s initial distribution;

o      Failure of our Epil-Stop® product launch; and

o      Continued loss of domestic market share due to competitive advertising and promotion scale issues. The level of adverting and promotional expenditures required to introduce new products and grow brand awareness in the domestic market sometimes constrains our ability to profitably introduce new products.

In the fourth quarter of fiscal 2007, we commenced our re-introduction of the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line, which contributed to our weak North American sales performance.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

Our grooming, skin care, and hair care portfolio includes the following brands:  Brut®, Brut Revolution®, Brut XT®, Sea Breeze®, SkinMilk®, Vitalis®, Ammens®, Condition 3-in-1®, Final Net®, Vitapointe®, TimeBlock® and Epil-Stop®.

•      Brushes, Combs, and Accessories.  Net sales for fiscal 2008 decreased 17.8 percent, or $6,643, compared to fiscal 2007.  A combination of sluggish product sales in the mass retail channel, the discontinuance of a private label program with a large drug retailer, the loss of product placement with a key distributor, and a general loss of shelf space were significant contributing factors to the decline.  Average unit selling prices were relatively flat year over year with the loss in sales being driven primarily by unit volume declines.  Bed Head® by TIGI products in this product line began to ship during the fiscal quarter ended May 31, 2007.  We believe Bed Head® sales, while not yet significant within this product group, will provide opportunities for growth.  Vidal Sassoon®, Revlon®, Karina® and Belson Comare® were the key selling brands in this category.

Net sales in our Personal Care segment increased 7.8 percent, or $35,877, to $497,824 in fiscal 2007 compared to $461,947 in fiscal 2006.  In our appliance category, net sales for fiscal 2007 increased 7.5 percent, or $26,119, compared to fiscal 2006.  Higher average unit selling prices contributed 4.4 percent to sales growth while increases in unit volumes contributed 3.1 percent to sales growth.  In our grooming, skin care and hair products category, net sales for fiscal 2007 increased 3.0 percent, or $2,548, over fiscal 2006.  Unit volumes contributed 3.3 percent to sales growth offset by a 0.3 percent average unit selling price decline.  Unit selling price declines were due to the loss of higher price point unit volume in the U.S., offset by lower price point unit volume gains in Latin America.  In our brushes, combs and accessories product category, net sales for fiscal 2007 increased  23.9 percent, or $7,210, compared to fiscal 2006.  Higher average unit selling prices contributed 15.7 percent to sales growth while increases in unit volumes contributed 8.2 percent to sales growth.

Housewares

Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales in our Housewares segment increased 19.7 percent, or $27,026, to $164,134 in fiscal 2008 compared to $137,108 in fiscal 2007.  Higher average unit selling prices contributed 5.5 percent to sales growth and increased unit sales volume contributed 14.2 percent to sales growth.  Unit prices are increasing due to the impact of price increases effective late in the second quarter of fiscal 2008 and the continued expansion of our product mix to include higher priced goods across a broad range of subcategories.  Unit volumes increased primarily due to improved distribution execution, growth with existing accounts, continued expansion of net sales in the United Kingdom and Japan, and new product introductions.  Examples of new products were our new Good Grips® POP modular line of food storage containers, silicone utensils, sinkware, shower caddies and travel mugs. Overall, in fiscal 2008, significant new product introductions accounted for approximately $16,000 in incremental sales growth in the Housewares segment.  In fiscal 2008, food preparation products accounted for approximately 77 percent of the segment’s net sales, household cleaning tools accounted for approximately 11 percent of the segment’s net sales, and storage, organization, garden tools and all other categories accounted for approximately 12 percent of the segment’s net sales.

While the Housewares segment continued its trend of double digit sales growth in fiscal 2008, future sales growth in this segment of our business will be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst all tiers of retailers is extensive.  In addition, retail consumer spending behavior in this segment is closely correlated to the overall health of the economy, including housing and credit markets.  Accordingly, we are cautious about our ability to maintain the same pace of sales growth during fiscal 2009.

Net sales in our Housewares segment increased 7.3 percent, or $9,308, to $137,108 in fiscal 2007 compared to $127,800 in fiscal 2006.  Higher average unit selling prices contributed 8.9 percent to sales growth, offset by a 1.6 percent impact of unit volume decreases.  Unit selling prices increased due to the Houseware segment’s expansion of its product mix into higher price point goods such as trash cans, tea kettles, and hand tools.  This was partially offset by first quarter fiscal 2007 declines in unit volumes due to issues associated with our transition to our new distribution center.  In fiscal 2007, food preparation products accounted for approximately 80 percent of the segment’s net sales, household cleaning tools accounted for approximately 12 percent of the segment’s net sales, and storage, organization, garden tools and all other categories accounted for approximately 8 percent of the segment’s net sales.

Geographic Net Sales:

The following table sets forth, for the periods indicated, our net sales by geographic region, in dollars, as a percentage of net sales, and the year-over-year percentage change in each region.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2008	2007	2006	2008	2007	2006	08/07	07/06

Net sales by geographic region
United States	$505,817	$511,786	$487,620	77.5%	80.6%	82.7%	-1.2%	5.0%
Canada	27,960	25,687	22,331	4.3%	4.0%	3.8%	8.8%	15.0%
Europe and other	71,734	57,044	48,070	11.0%	9.0%	8.2%	25.8%	18.7%
Latin America	47,037	40,415	31,726	7.2%	6.4%	5.4%	16.4%	27.4%
Total net sales	$652,548	$634,932	$589,747	100.0%	100.0%	100.0%	2.8%	7.7%

(1)   Net sales percentages by geographic region are computed as a percentage of the geographic region’s net sales to total net sales.

In fiscal 2008, the U.S. accounted for a 0.9 percentage point decline in our consolidated net sales, or $5,967, while international operations contributed an overall 3.7 percentage point increase in of our consolidated net sales, or $23,583. Latin American operations accounted for 1.0 percentage point of our consolidated net sales growth, or $6,622.  Canadian operations accounted for 0.4 percentage point of our consolidated net sales growth, or $2,273.  Europe and other country operations accounted for 2.3 percentage points of our consolidated net sales growth, or $14,688.  Net sales in the United Kingdom accounted for $6,361 of the European and other consolidated net sales gains.  Europe and other country growth was driven by increases in our OXO business and increases in sales of Vidal Sasson® and Toni & Guy® appliances throughout the region.  Our net sales growth included the benefit of a net positive foreign exchange impact of $5,610 in fiscal 2008.  In fiscal 2008, Canada, Europe and other, and Latin American regions accounted for approximately 19, 49 and 32 percent of international net sales, respectively.

In fiscal 2007, the U.S. accounted for 4.1 percentage points of our consolidated net sales growth, or $24,166, while international operations contributed 3.6 percentage points of our consolidated net sales growth, or $21,019. Latin American operations accounted for 1.5 percentage points of our consolidated net sales growth, or $8,689.  Canadian operations accounted for 0.6 percentage points of our consolidated net sales growth, or $3,356.  Europe and other country operations accounted for 1.5 percentage points of our consolidated net sales growth, or $8,974.  Net sales in the United Kingdom accounted for $5,182 of the European and other consolidated net sales gains.  Expanded placements with key retailers, new grocer and wholesale distribution, and improved retail market conditions contributed to the gain.  Growth in remaining European and other foreign markets in which we operate contributed $3,792 of consolidated net sales growth.  Our net sales growth included the benefit of a net positive foreign exchange impact of $2,738 in fiscal 2007.  In fiscal 2007 Canada, Europe and other, and Latin American regions accounted for approximately 21, 46 and 33 percent of international net sales, respectively.

On March 6, 2008, a fire at a third-party managed distribution facility in Vitoria, Brazil destroyed personal care products inventory with a recorded value of $1,014.  As a result, we expect to incur Personal Care segment sales disruptions in the Brazilian market through the balance of the first quarter of fiscal 2009, but believe we can replace the inventories and restore our ability to appropriately service sales in the second quarter of fiscal 2009.  We expect the impact on our quarterly and annual results in fiscal 2009 due to lost revenue and associated costs will be immaterial to our consolidated operating results.  We have filed claims with our casualty insurance carriers on this inventory. We currently expect the settlement to be in excess of the carrying value of our inventory at the date of the fire, because our policy calls for settlement at the retail sales value of the inventory lost, therefore no loss contingency has been provided for subsequent to, February 29, 2008.

Gross Profit Margins:

Gross profit, as a percentage of net sales, decreased to 43.2 percent in fiscal 2008 from 44.0 percent in fiscal 2007.  The primary components of the decline were as follows:

•      Gross margins for our Personal Care appliances improved year-over-year due to a combination of price increases, new product introductions at higher price points and the decline of lower margin grooming and wellness sales.  Appliance gross margin gains were partially offset by the impact of Belson professional product sales, which currently sell at lower margins than our core professional lines.  We expect to see margins improve in our Belson product lines over the next fiscal year as we continue to work out of inventories on hand at the time of the Belson acquisition and replace these with new Belson products sourced through our existing Far East supplier network.  Any potential gains may be partially offset by the impact that global economic conditions may have on product costs, as previously discussed.

•      Gross margins for our grooming, skin care and hair products and brushes, combs and accessories categories were generally lower when compared to fiscal 2007 due to the impact of higher raw materials costs combined with concessions in response to pricing pressures, including increased customer incentives.

•      Gross margins for the Housewares segment were lower due primarily to product mix shifts to higher price point, lower margin items and the higher cost of goods due to higher sourcing costs.

Another trend which continued to impact our overall product margins across all product categories in fiscal 2008 was the increase in the amount of direct import programs we manage for our customers.  Under a direct import program, we design and arrange for the shipment of product specifically for a particular customer.  The product is shipped with the customer as the importer of record and title to the goods transfers upon departure from our manufacturers.  The customer is responsible for all inbound transportation and importation costs which results in us charging a reduced selling price on the related goods.  Out of the 0.8 percent overall decline in gross profit, the increase in direct import business accounted for approximately 0.3 percent of the decline.

As in fiscal 2007, margins continued to benefit from favorable currency exchange rates.  The British Pound, Euro, Canadian Dollar, Mexican Peso and Brazilian Real were all a source of exchange rate gains.  We purchase almost all of our products in U.S. Dollars.

In fiscal 2007, gross profit, as a percentage of net sales, decreased to 44.0 percent from 45.2 percent in fiscal 2006.  The 1.2 percent decrease in gross profit was primarily due to:

•      Price concessions, allowances and accommodations granted to customers for late shipments in our Housewares segment during the first quarter of fiscal 2007;

•      The Housewares segment’s expansion into higher unit price, lower margin product lines;

•      Margin pressure in both segments, primarily due to raw materials and energy price increases;

•      Promotional pricing and close-out selling throughout fiscal 2007, primarily in the Personal Care segment, in order to reduce domestic inventory levels; and

•      An increase in the amount of direct import programs we manage for our customers.

In fiscal 2007, margins benefited from favorable currency exchange rates.  The British Pound, Euro, Canadian Dollar and Brazilian Real were all a source of exchange rate gains.  The Mexican Peso partially offset these gains as it continued to weaken against the U.S. Dollar throughout the year.  In fiscal 2007, we purchased almost all of our products in U.S. Dollars.

Selling, general, and administrative expense (“SG&A”):

SG&A decreased to 31.8 percent of net sales in fiscal 2008 from 32.9 percent in fiscal 2007.  The improvement over fiscal 2007 was largely due to our improved distribution cost structure and related lower costs associated with customer chargebacks, outbound freight cost improvements, and lower information technology outsourcing costs, partially offset by higher advertising and personnel expenses.  We continue to improve our operations and processes, which we believe will ultimately drive down costs.  We believe that our competitive position and the long term health of our business depends on fulfillment and transportation excellence.  As our operations with our retailers, especially large retailers, become increasingly intertwined, the breadth and complexity of services we must render in order to earn more shelf space and, thus, increase market share, escalate.  Consequently, it has become increasingly more expensive to do business with our customers and we expect this trend to continue.  Our Mississippi distribution center operations have grown to a level where we may incur capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year.  Due to these and other factors, we expect distribution costs improvements to moderate in fiscal 2009.

SG&A decreased slightly to 32.9 percent of net sales in fiscal 2007 from 33.1 percent in fiscal 2006.  Expenses as a percentage of sales remained relatively flat year over year, but remain relatively high compared to prior historical results.  In fiscal 2007, the impact of depreciation and higher facility related costs from the operational transition of our domestic distribution system, increased personnel costs,  and compliance charges paid to vendors for claims associated with our Housewares segment’s order processing and shipping issues which occurred early in fiscal 2007 all contributed to keeping cost levels high.

Impairment charges

In the fourth quarter of fiscal 2007, we re-introduced the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line, which was also a contributing factor to our weak North American sales performance.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

The Company historically has completed its analysis of the carrying value of our goodwill and other intangible assets and our analysis of the remaining useful economic lives of our intangible assets other than goodwill during the first quarter of each fiscal year.  Our analyses are not yet complete, however, based upon preliminary work done to date, we expect to recognize impairment charges during the first quarter of fiscal 2009 on certain identified indefinite-lived intangible assets held by our Personal Care segment. We currently estimate that the charge will range between $7,000 and $10,000, and will be recorded as a component of operating income in the Company’s income statement for the fiscal quarter ended May 31, 2008.  These charges will reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Gain on sale of land

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998, less selling costs of $390 and resulted in a pretax gain on the sale of $3,609.

Operating Income by Segment:

Operating income by operating segment for fiscal 2008, 2007 and 2006 was as follows:

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2008	2007	2006	2008	2007	2006	08/07	07/06

Operating income by segment
Personal Care	$41,149	$42,530	$37,260	8.4%	8.5%	8.1%	-3.2%	14.1%
Housewares	31,401	27,886	34,118	19.1%	20.3%	26.7%	12.6%	-18.3%
Total operating income	$72,550	$70,416	$71,378	11.1%	11.1%	12.1%	3.0%	-1.3%

(1) Operating income percentages by segment are computed as a percentage of the segments’ net sales.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any selling, general, and administrative expenses (“SG&A”) associated with the segment. The SG&A used to compute each segment’s operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.  In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended in February 2006.  The costs of these functions for the fiscal year ended February 28, 2006 of $11,241 were reflected in SG&A for the Housewares segment’s operating income.  During the transitional period, we did not make an allocation of our corporate overhead to the Housewares segment.

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

The table below summarizes and compares the expense allocations made to the Housewares segment over the last three fiscal years:

Housewares Segment Expense Allocation

(dollars in thousands)

	(New Method)	(Prior Methods)
	2008	2007	2006

Distribution and sourcing expense	$14,031	$7,541	$10,382
Other operating and corporate overhead expense	6,901	5,212	859
Total allocated expenses	$20,932	$12,753	$11,241

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.5%	5.5%	8.1%
Other operating and corporate overhead expense	4.2%	3.8%	0.7%
Total allocated expenses	12.8%	9.3%	8.8%

Personal Care

The Personal Care segment’s operating income decreased $1,381, or 3.2 percent, for fiscal 2008 compared to fiscal 2007, and increased $5,270, or 14.1 percent, for fiscal 2007 compared to fiscal 2006.

The operating income decrease in fiscal 2008 when compared to fiscal 2007, was primarily due to sales declines, an overall increase in cost of sales, and $4,983 of impairment charges, which were partially offset by better SG&A cost absorption and a one time gain on the sale of land of $3,609.

The operating income increase in fiscal 2007 when compared to fiscal 2006, was primarily due to better SG&A cost absorption which was partially offset by increased cost of sales.

The Personal Care segment’s operating income as a percentage of the segment’s net sales was 8.4, 8.5 and 8.1 percent for fiscal 2008, 2007 and 2006, respectively.

Housewares

The Housewares segment’s operating income increased $3,515, or 12.6 percent, for fiscal 2008 compared to fiscal 2007, and decreased $6,232, or 18.3 percent, for fiscal 2007 compared to fiscal 2006.

The operating income increase in fiscal 2008 when compared to fiscal 2007, was primarily due to sales increases, partially offset by higher cost of goods and rising distribution costs due to the increased complexity of product handling being required by the segment’s customers.

The operating income decrease in fiscal 2007 when compared to fiscal 2006, was due to a number of factors recapped below:

•      lower sales in the first fiscal quarter, due to our transition to a new distribution center;

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

The Housewares segment’s operating income as a percentage of the segment’s net sales was 19.1, 20.3 and 26.7 percent for fiscal 2008, 2007 and 2006, respectively.

Interest expense and Other income (expense):

Interest expense decreased to $15,025 in fiscal 2008 compared to $17,912 in fiscal 2007.  The overall decrease was due to the retirement of $35,000 of long-term debt during the year and the impact of lower overall interest rates on our outstanding debt.

Interest expense increased to $17,912 in fiscal 2007 compared to $16,866 in fiscal 2006.  The overall increase is principally due to higher interest rates on floating rate debt.  At the end of the third quarter of fiscal 2007, we entered into interest rate swap agreements to effectively fix interest rates on most of our floating rate debt.

Other income (expense) was $3,748, $2,643, and $1,290 in fiscal 2008, 2007 and 2006, respectively.  The following schedule shows key components of other income (expense):

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2008	2007	2006	2008	2007	2006	08/07	07/06

Other income (expense):
Interest income	$3,573	$1,965	$889	0.5%	0.3%	0.2%	81.8%	121.0%
Realized and unrealized gain (losses) on securities	(189)	2	(135)	0.0%	0.0%	0.0%	*	-101.5%
Litigation settlement gain, net	104	450	400	0.0%	0.1%	0.1%	-76.9%	12.5%
Miscellaneous other income (expense), net	260	226	136	0.0%	0.0%	0.0%	15.0%	66.2%
Total other income (expense)	$3,748	$2,643	$1,290	0.6%	0.4%	0.2%	41.8%	104.9%

*    Calculation is not meaningful

(1) Sales percentages are computed as a percentage of total net sales.

The trend of increasing interest income over the periods shown is due to increasing levels of temporarily invested cash and higher interest rates earned on our mix of temporary investments. Fiscal year 2006 interest income included the receipt of $463 of interest income on an income tax refund.

The principal items comprising miscellaneous other income (expense), net for fiscal 2006 include a gain on the sale of a distribution center of $1,304 offset by a loss on a bankruptcy settlement of $1,550.

Income tax expense:

Our fiscal 2008, 2007 and 2006 income tax expense was -0.4, 9.2 and 11.6 percent, respectively, of net earnings before income taxes.  In any given year, there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern. The following table shows the comparative impact of these items on our pretax earnings, tax expense and effective tax rates, for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

	Years Ended Last Day of February
	2008			2007			2006
	Pretax	Tax	Effective	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense (benefit), as reported	$61,273	$(236)	-0.4%	$55,147	$5,060	9.2%	$55,802	$6,492	11.6%

Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	-	7,950	*	-	192	*	-	-	0.0%

Tax benefit from IRS settlement, including interest and penalties	-	1,363	*	-	-	0.0%	-	-	0.0%

Net operating loss valuation allowance	-	(977)	*	-	-	0.0%	-	-	0.0%

Impairment loss	4,983	100	2.0%	-	-	0.0%	-	-	0.0%

Loss on bankruptcy settlement	-	-	0.0%	-	-	0.0%	1,550	527	34.0%

Gain on sale of land (2008 and 2007) and facilities (2006)	(3,609)	(1,364)	37.8%	(422)	(143)	34.0%	(1,304)	(443)	34.0%

Gain on litigation settlements	(104)	(2)	2.0%	(450)	(9)	2.0%	(400)	(8)	2.0%

Tax impact of repatriation of prior year’s foreign earnings	-	-	0.0%				-	(2,792)	*
Pretax earnings and tax expense, without significant items	$62,543	$6,834	10.9%	$54,275	$5,100	9.4%	$55,648	$3,776	6.8%

*   Calculation is not meaningful

Excluding the impact of significant items, there is a trend of more of our income being taxed in higher tax rate jurisdictions, including the U.S.

The table above reports non-GAAP pretax earnings and tax expense, which excludes specified significant items.   Non-GAAP pretax earnings, as discussed in the preceding table may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP based measures presented under our consolidated condensed statements of income. The Company believes that its non-GAAP pretax earnings and tax expense provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP pretax earnings and tax expense, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP pretax earnings is not prepared in accordance with GAAP, is not an alternative to GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for fiscal years ended 2008 and 2007 are shown below:

	Fiscal Year Ended
	2008	2007

Accounts Receivable Turnover (Days) (1)	69.3	71.6
Inventory Turnover (Times) (1)	2.4	2.2
Working Capital (in thousands)	$276,304	$238,131
Current Ratio	3.3 : 1	2.8 : 1
Ending Debt to Ending Equity Ratio (2)	37.8%	47.4%
Return on Average Equity (1)	11.4%	10.0%

(1)    Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales or net earnings components as required by the particular measure.   The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)   Debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines on our consolidated balance sheets: “Current portion of long-term debt” and “Long-term debt, less current portion.”  For further information regarding this financing, see Notes (5) and (7) to our consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities:

From a balance sheet management perspective, we continue to improve our financial position as we did in the prior year. Our total assets grew by $5,721, our inventories remained relatively flat, and our total debt decreased by $35,000.  At the end of fiscal 2008 we had $121,676 of cash and temporary investments versus $91,205 of cash and temporary investments at the end of fiscal 2007.

In fiscal 2008, our accounts receivable decreased $10,281 to $105,615 and our accounts receivable turnover decreased to 69.3 days from 71.6 days in fiscal 2007.  This calculation is based on a rolling five quarter accounts receivable balance.  In fiscal 2008, we continued to incrementally improve accounts receivable turnover as we continued to gain operating experience with systems put into place in the later half of fiscal 2005.

 In fiscal 2008, we continued to focus on inventory management, holding our inventories relatively flat when compared with the prior year, while operating on a higher overall sales base.  As a result, over the fiscal year, inventory turnover increased to 2.4 from 2.2 in fiscal 2007.

Working capital increased to $276,304 at the end of fiscal 2008 compared to $238,131 at the end of fiscal 2007. The increase was principally due to the combined effects of increased cash and temporary investments, the reduction in our receivables levels and a net decrease in our overall current liability levels.  As a result of our working capital asset management, our current ratio increased to 3.3:1 in fiscal 2008 from 2.8:1 in fiscal 2007.

Investing Activities:

In fiscal 2008, investing activities used $47,320 of cash compared with $62,479 and $35,264 used in fiscal 2007 and fiscal 2006, respectively.

Significant highlights of our fiscal 2008 investing activities:

•      We spent $1,744 on molds and tooling, $1,076 on information technology infrastructure, $1,660 on distribution center equipment, $1,534 on land for future distribution center expansion in Southaven, Mississippi, and $1,169 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•      We spent $526 on patent cost registration.

•      We spent $36,500 in cash to acquire accounts receivable, inventory, trademarks, goodwill and intangible assets of the Belson business.

•      We received net proceeds from the sale of land of $5,608 and a property insurance settlement of $94.

•      We purchased $178,275 and sold $170,200 of temporary investments, leaving $63,825 on hand at year end.

•      We repaid $738 of premium loans on certain life insurance policies owned by the Company.

Significant highlights of our fiscal 2007 investing activities:

•      We spent $1,631 on molds and tooling, $1,338 on information technology infrastructure, $1,660 on distribution center equipment, $1,077 on acquisition, furnishing and remodeling of office space and other facilities in Latin America, and $923 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•      We spent $474 for lighting product trademarks and certain patents acquired from Vessel, Inc , and $292 on patent cost registrations for our other businesses.

•      We purchased $147,725 and sold $91,975 of temporary investments, leaving $55,750 on hand at year end.

•      We received net proceeds from the sale of land of $666.

Significant highlights of our fiscal 2006 investing activities:

•      We spent a total of $45,862 on the construction of a 1,200,000 square foot distribution center in Southaven, Mississippi.  The total costs of the project, included land, building, material handling equipment and fixtures.  The project commenced in May 2005 and was completed in November 2005. The project was funded out of a combination of cash from operations, our revolving line of credit, draws against $15,000 of Industrial Revenue Bonds, and the proceeds from the sale of our existing distribution center in Southaven, Mississippi, as discussed below.

•      We spent $1,497 on molds and tooling, $2,292 on information technology infrastructure, $689 on distribution equipment and material handling systems at our existing operational facilities, and $1,589 for recurring additions and/or replacements of fixed assets in the normal and ordinary course of business.

•      We spent $438 on patent cost registrations.

•      On February 2, 2006, we sold a 619,000 square foot distribution center in Southaven, Mississippi for $16,850 recording a gain on the sale of $1,304.

•      We purchased and sold $15,400 of temporary investments, leaving none on hand at year end.

Financing Activities:

During fiscal 2008, financing activities used $40,190 of cash compared to $10,792 and $2,923 used in fiscal 2007 and fiscal 2006, respectively.

Significant highlights of our fiscal 2008 financing activities:

•      In June 2007, we prepaid $25,000 of our 5 year floating rate senior notes without penalty.

•      In January 2008, we paid a $10,000 principal installment on our fixed rate senior debt.

•      Employees exercised 156,675 options for common shares, providing $2,340 of cash and $416 in related tax benefits.  Employees also purchased 27,014 of common shares through our employee stock purchase plan providing $435 of cash.

•      An additional 1,000,000 options were exercised during the fiscal quarter ended August 31, 2007 in a non-cash transaction in which a key employee tendered 728,500 common shares having a market value of $20,271 as payment of the exercise price and related federal tax obligations for the exercise of options.  The exercise of these options required $4,505 to pay related federal income tax obligations and generated approximately $1,663 of related tax benefits.

•      We purchased and retired a total of 366,892 common shares on the open market at a total purchase price of $5,731.

Significant highlights of our fiscal 2007 financing activities:

•      We drew $7,660 against our $15,000 industrial revenue bond established to acquire equipment, machinery and related assets for our new Southaven, Mississippi distribution center.  In May 2006, we converted the $12,634 total drawn during fiscal 2006 and fiscal 2007 into a five-year Industrial Development Revenue Bond.  We repaid $4,974 of this debt in September 2006 and we repaid $7,660 in January 2007, which was the balance of the debt.  Also, in January 2007, we paid a $10,000 principal installment on our fixed rate senior debt.

•      Employees exercised 247,686 options for common shares, providing $3,067 of cash and $544 in related tax benefits.  Employees also purchased 22,348 of common shares through our employee stock purchase plan providing $375 of cash. No common shares were repurchased during the fiscal year.

Significant highlights of our fiscal 2006 financing activities:

•      In August 2005, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $15,000 Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds, Series 2005 (Helen of Troy LP Southaven, MS Project) (the “Bonds”). The proceeds of the Bonds were used for the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution center then under construction.   Interim draws, accumulating up to the $15,000 limit could be made through May 31, 2006, with interest paid quarterly.  The outstanding principal converted to five-year Bonds with principal paid in equal annual installments beginning May 31, 2007, and interest paid quarterly. In September 2005, we made an initial draw of $4,974 under the Bonds.  At that time, pursuant to the Loan Agreement, we elected a 12-month LIBOR rate plus a margin of 1.125 percent.

•      In January 2006, we paid a $10,000 principal installment on our fixed rate senior debt.

•      Employees exercised 161,675 options for common shares, providing $1,798 of cash and $402 in related tax benefits.  Employees also purchased 22,171 of common shares through our employee stock purchase plan providing $396 of cash. No common shares were repurchased during the fiscal year.

During the second quarter of fiscal 2008, we permanently reduced the commitment under our revolving credit agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders, from $75 million to $50 million.  Our ability to access our Revolving Line of Credit is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants.  The financial covenants require us to maintain certain debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of February 29, 2008, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA.  These covenants effectively limited our ability to incur more than $123,991 of additional debt from all sources, including draws under our Revolving Line of Credit Agreement.   Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.  As of February 29, 2008, we are in compliance with the terms of the various debt agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of the end of fiscal 2008 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$15,000	$3,000	$3,000	$3,000	$3,000	$3,000	$-
Term debt - floating rate (1)	200,000	-	75,000	-	50,000	-	75,000
Long-term incentive plan payouts	4,233	2,044	1,349	840	-	-	-
Interest on floating rate debt (1)	44,255	11,870	8,925	7,453	5,489	4,508	6,010
Interest on fixed rate debt	2,579	950	733	516	299	81	-
Open purchase orders	87,672	87,672	-	-	-	-	-
Minimum royalty payments	50,575	3,669	6,718	6,032	5,514	4,859	23,783
Advertising and promotional	61,795	7,910	6,814	6,288	6,451	6,484	27,848
Operating leases	11,554	1,745	1,418	1,186	957	904	5,344
Capital spending commitments	2,578	2,578	-	-	-	-	-
Other	111	111	-	-	-	-	-
Total contractual obligations (2)	$480,352	$121,549	$103,957	$25,315	$71,710	$19,836	$137,985

(1)  The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting.   As mentioned above in Note (7) to these consolidated financial statements, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its unsecured floating interest rate $100 million, 5 year; $50 million, 7 year; and $75 million, 10 year senior notes (the “swaps”).  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the senior notes.  The swaps effectively fix the interest rates on the 5, 7 and 10 year senior notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006.   Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of February 29, 2008, we have recorded $8,320 of net income tax liabilities, including provision for our uncertain tax positions.  While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

At February 29, 2008, we held approximately $63,825 of our temporary investments in auction rate notes collateralized by student loans.  At this time, there is very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these auction rate notes at their recorded values or at all.  If we are unable to sell the notes on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our Revolving Line of Credit Agreement in order to meet those needs.  For more information, see “Item 1A., Risk Factors.”

On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. As of February 29, 2008, we had $4,590 of accounts receivable outstanding from Linens.  We received our last payment on account from Linens on April 11, 2008, leaving us with accounts receivable due from Linens of $4,112.  The $4,112 balance consisted of $3,072 for sales originating on or before February 29, 2008 and $1,040 for sales originating after February 29, 2008.  All orders processed for Linens since April 11, 2008 have been on a cash-in-advance basis. The Linens accounts receivable are unsecured, and the amount that the Company will ultimately recover, if any, is not presently determinable. Although the Company maintains an allowance for doubtful accounts to cover a customer’s inability to pay all or a portion of their accounts receivable, no additional specific reserve was established as of February 29, 2008 for Linens. Our allowance for doubtful accounts at February 29, 2008 may not prove to be sufficient to cover any losses arising as a result of the Linens bankruptcy and future incremental bad debts charges would negatively affect our results of operations particularly in our Housewares segment.   In addition, Linens is a significant customer of the Company with fiscal 2008 net sales of approximately $1,300 and $17,300, for our Personal Care and Housewares segments, respectively.  It is possible that future levels of revenue from this customer may be significantly reduced or eliminated, depending on the ultimate resolution of Linens liquidity issues, and its ability to successfully emerge from bankruptcy protection.

Based on our current financial condition, current operations and considering the potential impact of the issues discussed in the two paragraphs above, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.   We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In June 2009, our five-year $50 million Revolving Line of Credit facility, and $75 million of five-year, unsecured floating rate senior debt will mature. While management has not determined or committed to a specific course of action to repay the $75 million unsecured floating rate senior debt due June 29, 2009, we currently expect that we will have sufficient borrowing capacity in place when combined with available cash and investment balances, to repay the debt principal on or before maturity.  In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common shares, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Income Taxes - Effective March 1, 2007, we adopted FIN 48, which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns.  See Note (8) - “Income Taxes” included in the accompanying consolidated financial statements for further discussion.

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

Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements. We reduce sales or increase SG&A, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.  This process entails a significant amount of inherent subjectivity and uncertainty.

Valuation of inventory - We account for our inventory using a first-in, first-out system in which we record inventory on our balance sheet at the lower of its average cost or its net realizable value. Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

Carrying value of long-lived assets - We consider whether circumstances or conditions exist which suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analysis indicates that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Economic useful life of intangible assets - We amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We complete our analysis of the remaining useful economic lives of our intangible assets during the first quarter of each fiscal year.

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

NEW ACCOUNTING GUIDANCE

Refer to Note (1) in the accompanying consolidated financial statements for a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates, currency exchange rates and the liquidity of our temporary investments are our primary financial market risks.

Foreign Currency Risk:

Because we purchase a majority of our inventory using U.S. Dollars, we are subject to minimal short-term foreign exchange rate risk in purchasing inventory.  However, long-term declines in the value of the U.S. Dollar could subject us to higher inventory costs. Such an increase in inventory costs could occur if foreign vendors were to react to such a decline by raising prices. During fiscal 2008, the Chinese Renminbi appreciated approximately 9 percent with respect to the U.S. Dollar.  To the extent the Renminbi continues to appreciate with respect to the U.S. Dollar, the Company may experience cost increases on such purchases, and this could adversely impact profitability.

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

Our net sales denominated originally in currencies other than the U.S. Dollar totaled $109,810, $94,098 and $85,692 during the fiscal years ended 2008, 2007 and 2006, respectively.  We incurred foreign currency exchange gains of $528, $459 and $105 during the fiscal years ended 2008, 2007 and 2006, respectively.

We hedge against foreign currency exchange rate risk by entering into a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in certain currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent we forecast the expected foreign currency cash flows from the date the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

We enter into these type of agreements where we believe we have meaningful exposure to foreign currency exchange risk.  It is simply not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar, and the significant number of currencies involved.

For transactions designated as cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in “Other comprehensive income” in our consolidated balance sheets.  These amounts are subsequently recognized in “Selling, general, and administrative expense” in our consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in “Selling, general, and administrative expense” in our consolidated statements of income.  Our cash flow hedges, while executed in order to minimize our foreign currency exchange rate risk, do subject us to fair value fluctuations on the underlying contracts.   Also, hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on our consolidated financial position, results of operations and cash flows.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest Rate Risk:

Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and temporary investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of February 29, 2008 is both floating and fixed.  Fixed rates are in place on $15 million of senior notes at 7.24 percent.

Floating rates are in place on $200 million of debt.  Interest rates on these notes are reset as described in Note (7) to our consolidated financial statements. Interest rates during the latest fiscal year on these notes ranged from 5.68 to 6.26 percent.  During the third quarter of fiscal 2007, we decided to actively manage our floating rate debt using interest rate swaps.  The Company entered into three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under its 5, 7 and 10 year senior notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates currently ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments which are currently set at 4.83 percent as of February 29, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period, of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment

These levels of debt, certain additional draws against our Revolving Line of Credit Agreement (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increases our risk profile.

The following table summarizes the various forward contracts and interest rate swap contracts we designated as cash flow hedges that were open at the end of fiscal 2008 and 2007:

CASH FLOW HEDGES

February 29, 2008
				Range of Maturities				Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Spot Rate at Contract Date	Spot Rate at Feb. 29, 2008	Forward Rate at Inception	at Feb 29, 2008	U.S. Dollars (Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	($99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate )				($2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate )				($3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate )				($6,481)
Subtotal										($12,449)

Fair Value of Cash Flow Hedges										($12,366)

February 28, 2007
				Range of Maturities				Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Forward Rate at Inception	at Feb 28, 2007	U.S. Dollars (Thousands)

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	($533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	($83)
Subtotal										($616)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate )				($326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate )				($342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate )				($833)
Subtotal										($1,501)

Fair Value of Cash Flow Hedges										($2,117)

Counterparty Credit Risk:

Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance.  We manage our exposure to counterparty credit risk through only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Rate Sensitive Financial Instruments:

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent movement in the rates underlying our rate sensitive financial instruments as of February 29, 2008 and February 28, 2007:

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)

	February 29, 2008
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$15,000	($15,000)	($15,378)	($214)
Interest Rate Swaps (2)	$200,000	($12,449)	($12,449)	($3,641)
Foreign Currency Exchange Contracts (3)	£10,000	$83	$83	($1,936)

	February 28, 2007
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$25,000	($25,000)	($26,621)	($269)
Interest Rate Swaps (2)	$225,000	($1,501)	($1,501)	($5,738)
Foreign Currency Exchange Contracts (3)	£15,000	($616)	($616)	($2,925)

(1)	The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)	The underlying interest rates are based on current and future projections over the related lives of the underlying swap contracts of expected 3 month LIBOR rates.

(3)

Appreciation in the value of the U.S. Dollar against the hedged currencies would result in a decrease in the fair value of the related foreign currency contracts. The underlying rates used to estimate the impact of such appreciation are the forward exchange rates for the same settlement periods as the related foreign currency contracts as of the balance sheet dates shown.

This table is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we will incur.  It is important to note that the change in value represents the estimated change in the fair value of the contracts.  Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets.  Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses and floating interest rates over the same periods as the contracts.

We expect that as currency market conditions warrant, and if our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

Risks Inherent in Cash, Cash Equivalents and Temporary Investment Holdings:

Our cash, cash equivalents and temporary investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary investments consist of AAA auction rate notes, AAA variable rate demand bonds and similar investments that we normally seek to dispose of within 35 or fewer days (“auction rate securities”).  The following table summarizes the cash, cash equivalents and temporary investments we held at the end of fiscal 2008 and 2007:

CASH, CASH EQUIVALENTS AND TEMPORARY INVESTMENTS

(in thousands)

	Last Day of February
	2008		2007
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$6,871	0.0 to 5.40%	$2,988	0.00 to 3.5%
Cash held in non interest-bearing operating accounts - restricted	701	-	485	-
Commercial paper	1,785	3.15 to 3.19%	30,490	5.22 to 5.32%
Money market accounts	48,493	2.00 to 6.00%	1,492	1.83 to 6.00%
Total cash and cash equivalents	$57,850		$35,455

Temporary investments
Auction rate securities - collateralized by student loans	$63,825	4.50 to 9.90%	$55,750	5.28 to 5.33%

Most of our cash equivalents and temporary investments are in money market accounts, commercial paper and auction rate securities with frequent rate resets, therefore we believe there is no material interest rate risk.  In addition, our commercial paper and auction rate securities are purchased from issuers with high credit ratings, therefore we believe the credit risk is low.

At February 29, 2008, all of our temporary investments were auction rate notes collateralized by student loans (with underlying maturities from 21 to 40 years).  Approximately 94 percent of such collateral in the aggregate was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Approximately 5 percent of the collateral in the aggregate was backed by private financial guarantee insurance. Liquidity for these securities is normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  An auction fails when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security and this rate is generally higher than the current market rate.

Recent credit concerns in the capital markets have significantly reduced our ability to liquidate our auction rate securities.  At this time, there is a very limited demand for these securities and limited acceptable alternatives to liquidate such  securities.  Between February 29, 2008 and May 10, 2008, we have been able to liquidate $3,300 of these securities with no gain or loss.  Each of the remaining securities in our portfolio has been subject to one or more failed auctions.  Based on current market conditions, it is likely that auctions of our remaining holdings in these securities may be unsuccessful in the near term, resulting in us continuing to hold securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, based on the related information currently at hand, we do not believe that any of these securities are impaired.  If the issuers or dealers are unable to successfully close future auctions, their credit ratings deteriorate, or the credit insurer’s credit ratings deteriorate, the Company may be required to record an impairment charge on these investments in the future.

Management continues to closely monitor market conditions with respect to these securities.  Current developments suggest that secondary trading markets for such securities are starting to evolve.  Also, higher interest rate resets may begin to encourage issuers of the underlying securities to call the securities at face value and refinance using other alternatives.  Management intends to reduce its holdings in these securities as circumstances allow but management believes that the Company has sufficient liquidity from operating cash flows and other sources, including the $50 million Revolving Line of Credit Agreement, to allow it to continue to execute its current business plan.  Because we intend to reduce these holdings as soon as practicable and believe we will be able to within the next 12 months, we believe that the consolidated balance sheet classification of our holdings in these securities as “Temporary investments” under current assets continues to be appropriate.

Our cash balances at February 29, 2008 and February 28, 2007 include restricted cash of $701 and $485, respectively, denominated in Venezuelan bolivars, shown above under the heading “Cash held in non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot repatriate this cash at this time.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of February 29, 2008, our internal control over financial reporting was effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 61.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Helen of Troy Limited

We have audited Helen of Troy Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of February 29, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the criteria established in  Internal Control—Integrated Framework  issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 29, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended February 29, 2008, and our report dated May 12, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Helen of Troy Limited

We have audited the accompanying consolidated balance sheet of Helen of Troy Limited and subsidiaries (the “Company”) as of February 29, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended February 29, 2008. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing as Schedule II – Valuation and Qualifying Accounts. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of  February 29, 2008, and the consolidated results of their operations and their cash flows for the year ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note (8) to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of March 1, 2007, in connection with the adoption of FASB Interpretation No. 48,  Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Helen of Troy Limited and subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Helen of Troy Limited:

We have audited the accompanying consolidated balance sheet of Helen of Troy Limited and subsidiaries as of February 28, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended February 28, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule titled Schedule II — Valuation and Qualifying Accounts as it relates to each of the years in the two-year period ended February 28, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2007, and the results of their operations and their cash flows for the two-year period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein as it relates to each of the years in the two-year period ended February 28, 2007.

As discussed in Note (9) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 123(R), Share-Based Payment, effective March 1, 2006.

/s/ KPMG LLP

Houston, Texas

May 14, 2007

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except shares and par value)

	Last Day of February,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$57,851	$35,455
Temporary investments	63,825	55,750
Trading securities, at market value	36	189
Receivables - principally trade, less allowance of $1,331 and $1,002	105,615	115,896
Inventories	144,867	144,070
Prepaid expenses	6,290	8,379
Income taxes receivable	861	-
Deferred income tax benefits	16,419	13,479
Total current assets	395,764	373,218

Property and equipment, net of accumulated depreciation	91,611	96,669
Goodwill	212,922	201,002
Trademarks, net	161,922	158,061
License agreements, net	24,972	26,362
Other intangible assets, net	15,544	14,653
Tax certificates	-	25,144
Other assets	9,258	11,163
Total assets	$911,993	$906,272

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,000	$10,000
Accounts payable, principally trade	42,763	37,779
Accrued expenses and other current liabilities	73,697	62,384
Income taxes payable	-	24,924
Total current liabilities	119,460	135,087

Long-term compensation liability	2,566	2,095
Long-term income taxes payable	9,181	-
Deferred income tax liability	410	1,673
Long-term debt, less current portion	212,000	240,000
Total liabilities	343,617	378,855

Commitments and contingencies

Stockholders’ equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,374,703 and 30,286,406 shares issued and outstanding	3,038	3,029
Additional paid-in-capital	100,328	94,951
Retained earnings	473,361	431,003
Accumulated other comprehensive loss	(8,351)	(1,566)
Total stockholders’ equity	568,376	527,417
Total liabilities and stockholders’ equity	$911,993	$906,272

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Years Ended The Last Day of February,
	2008	2007	2006

Net sales	$652,548	$634,932	$589,747
Cost of sales	370,853	355,552	323,189
Gross profit	281,695	279,380	266,558

Selling, general, and administrative expense	207,771	208,964	195,180
Operating income before impairment and gain	73,924	70,416	71,378

Impairment charges	4,983	-	-
Gain on sale of land	(3,609)	-	-
Operating income	72,550	70,416	71,378

Other income (expense):
Interest expense	(15,025)	(17,912)	(16,866)
Other income, net	3,748	2,643	1,290
Total other income (expense)	(11,277)	(15,269)	(15,576)

Earnings before income taxes	61,273	55,147	55,802

Income tax expense (benefit)	(236)	5,060	6,492

Net earnings	$61,509	$50,087	$49,310

Earnings per share:
Basic	$2.01	$1.66	$1.65
Diluted	$1.93	$1.58	$1.56

Weighted average common shares used in computing net earnings per share:
Basic	30,531	30,122	29,919
Diluted	31,798	31,717	31,605

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity

Balances March 1, 2005	$2,983	$87,723	$(1,784)	$331,606	$420,527

Components of comprehensive income:
Net earnings	-	-	-	49,310	49,310
Unrealized gain on cash flow hedges - foreign currency, net	-	-	2,944	-	2,944
Total comprehensive income					52,254

Exercise of stock options, including tax benefits of $402	16	2,184	-	-	2,200
Issuance of common shares in connection with employee stock purchase plan	2	394	-	-	396
Balances February 28, 2006	3,001	90,300	1,160	380,916	475,377

Components of comprehensive income:
Net earnings	-	-	-	50,087	50,087
Unrealized loss on cash flow hedges - interest rate swaps, net	-	-	(991)	-	(991)
Unrealized gain on cash flow hedges - foreign currency, net	-	-	(1,735)	-	(1,735)
Total comprehensive income					47,361

Share-based compensation	-	693	-	-	693
Exercise of stock options, including tax benefits of $544	25	3,586	-	-	3,611
Issuance of common shares in connection with employee stock purchase plan	3	372	-	-	375
Balances February 28, 2007	3,029	94,951	(1,566)	431,003	527,417

Cumulative-effect adjustments, net of tax
Adoption of FIN 48	-	(6,144)	-	(5,911)	(12,055)

Components of comprehensive income:
Net earnings	-	-	-	61,509	61,509
Unrealized loss on cash flow hedges - interest rate swaps, net	-	-	(7,225)	-	(7,225)
Unrealized gain on cash flow hedges - foreign currency, net	-	-	440	-	440
Total comprehensive income					54,724

Share-based compensation	-	1,162	-	-	1,162
Exercise of stock options, including tax benefits of $4,417	116	22,578	-	-	22,694
Issuance of common shares in connection with employee stock purchase plan	3	432	-	-	435
Acquisition and retirement of 1,095,392 common shares	(110)	(12,651)	-	(13,240)	(26,001)
Balances February 29, 2008	$3,038	$100,328	$(8,351)	$473,361	$568,376

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended The Last Day of February,
	2008	2007	2006

Cash flows from operating activities:
Net earnings	$61,509	$50,087	$49,310
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	14,298	14,301	12,427
Provision for doubtful receivables	329	(152)	(1,317)
Share-based compensation	1,162	693	-
Write off of deferred finance costs due to early extinguishment of debt	282	-	-
Realized and unrealized (gain) loss on securities	189	(2)	95
Deferred taxes	1,377	(677)	(2,954)
Gains on the disposal of property, plant and equipment	(3,573)	(225)	(1,304)
Impairment charges	4,983	-	-
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	17,582	(8,455)	5,767
Inventories	7,039	24,331	(30,926)
Prepaid expenses	903	914	2,628
Other assets	(408)	2,579	1,819
Accounts payable	4,968	7,604	(4,017)
Accrued expenses	2,684	5,770	(2,107)
Income taxes payable	(3,418)	(6,362)	5,334
Net cash provided by operating activities	109,906	90,406	34,755

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(7,709)	(7,395)	(52,367)
Acquisition of business	(36,500)	-	-
Purchase of temporary investments	(178,275)	(148,625)	(15,400)
Sale of temporary investments	170,200	92,875	15,400
Proceeds from sales of property, plant, and equipment	5,702	666	16,850
Increase in other assets	(738)	-	253
Net cash used by investing activities	(47,320)	(62,479)	(35,264)

Cash flows from financing activities:
Proceeds from debt	-	7,660	4,974
Repayment of long-term debt	(35,000)	(22,634)	(10,000)
Payment of financing costs	-	-	(91)
Proceeds from exercise of stock options and employee stock purchases, net	4,854	3,986	2,194
Common share repurchases	(5,731)	-	-
Payment of tax obligations resulting from cashless option exercise	(4,505)	-	-
Share-based compensation tax benefit	192	196	-
Net cash used by financing activities	(40,190)	(10,792)	(2,923)

Net increase (decrease) in cash and cash equivalents	22,396	17,135	(3,432)
Cash and cash equivalents, beginning of year	35,455	18,320	21,752
Cash and cash equivalents, end of year	$57,851	$35,455	$18,320

Supplemental cash flow disclosures:
Interest paid	$14,969	$16,939	$15,342
Income taxes paid (net of refunds)	$24,692	$7,935	$4,062
Common shares received as exercise price of options	$15,938	$-	$-

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   General

When used in these notes, the terms “Helen of Troy,” “the Company,” “we”, “our” or “us” means Helen of Troy Limited, a Bermuda company, and its subsidiaries.

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products.  We have two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products.  Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.   Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, we sell appliances from our Personal Care  segment to beauty supply retailers and wholesalers.  We purchase our products from unaffiliated manufacturers, most of which are located in the People’s Republic of China and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

For both fiscal 2007 and fiscal 2006, we have reclassified certain amounts, and in some cases provided additional information in our consolidated financial statements and accompanying footnotes to conform to the current year’s presentation.  These reclassifications have no impact on previously reported net earnings.

In these consolidated financial statements and accompanying notes, amounts shown are in thousands of U.S. Dollars, except as otherwise indicated.

(b)   Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

(c)   Cash, cash equivalents and temporary investments

Our cash balances at February 29, 2008 and February 28, 2007 include restricted cash of $701 and $485, respectively, denominated in Venezuelan bolivars. The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot repatriate this cash at this time.

We consider commercial paper and money market investment accounts to be cash equivalents.  Cash equivalents comprised $50,278 and $31,982 of the amount reported on our consolidated balance sheets as “Cash and cash equivalents” at fiscal year ends 2008 and 2007, respectively.

We have made investments of  excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we normally seek to dispose of within 35 or fewer days. These are classified on our consolidated balance sheet as “Temporary investments” and recorded at cost, which we believe approximates their current fair value.  At February 29, 2008 and February 28, 2007, we held $63,825 and $55,750, respectively, of temporary investments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

At February 29, 2008, all of our temporary investments were auction rate notes collateralized by student loans (with underlying maturities from 21 to 40 years).  Approximately 94 percent of such collateral in the aggregate was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Approximately 5 percent of the collateral in the aggregate was backed by private financial guarantee insurance.  Liquidity for these securities is normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  An auction fails when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security and this rate is generally higher than the current market rate.

Recent credit concerns in the capital markets have significantly reduced our ability to liquidate our auction rate securities.  At this time, there is a very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  Based on current market conditions, it is likely that auctions of our holdings in these securities may be unsuccessful in the near term, resulting in us continuing to hold securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, based on the related information currently at hand, we do not believe that any of these securities are impaired.  If the issuers or dealers are unable to successfully close future auctions, their credit ratings deteriorate, or the credit insurer’s credit ratings deteriorate, the Company may be required to record an impairment charge on these investments in the future.

Because we intend to reduce these holdings as soon as practicable and believe we will be able to within the next 12 months, we believe that the consolidated balance sheet classification of our holdings in these securities as “Temporary investments” under current assets continues to be appropriate.

Note (14) contains additional information regarding our cash equivalents and temporary investments.

(d)   Trading securities

Trading securities consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date.  We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date.  Trading securities are currently included in the “Current assets” section of our consolidated balance sheets. All unrealized gains and losses attributable to such securities are included in “Other income” on the consolidated statements of income.

The sum of unrealized and realized net gains and (losses) attributable to trading securities totaled ($189), $2 and ($95) in fiscal 2008, 2007, and 2006, respectively.

(e)   Valuation of accounts receivable

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts. The Company has significant concentrations of credit risk with three major customers. As of February 29, 2008, approximately 39% of the Company’s trade receivables were due from these customers.

(f)   Inventories and cost of sales

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $12,493, $11,457 and $10,667 of such general and administrative expenses to inventory during fiscal years 2008, 2007, and 2006, respectively. We estimate that $4,757 and $4,873 of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at fiscal year ends 2008 and 2007, respectively.

The “Cost of sales” line item on the consolidated statements of income is comprised of the book value (lower of average cost or net realizable value) of inventory sold to customers during the reporting period.  When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

(g)   Property and equipment

These assets are stated at cost. Depreciation is recorded primarily on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred.   For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

(h)   License agreements, trademarks, patents and other intangible assets

A significant portion of our sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter®, Bed Head® and Dr. Scholl’s® trademarks. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales subject to trademark license agreements comprised 48, 53 and 52 percent of total consolidated net sales for fiscal years 2008, 2007, and 2006, respectively. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the “Selling, general, and administrative expenses” line.

We also sell products under trademarks that we own. Trademarks that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised cost of acquiring the trademark, net of any accumulated amortization and impairment charges. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. When trademarks have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In certain instances, we have determined that particular trademarks have an indefinite useful life.  In these cases, no amortization is recorded.

Patents acquired through purchase from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised cost of the acquired patents and amortized over the remaining life of the patent.  Additionally, we incur certain internal costs, primarily legal fees in connection with the design, development and filing of patents on new products under internal development that are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

Other intangible assets include customer lists and a non-compete agreement that we acquired from other entities.  These are recorded on our consolidated balance sheets based upon the appraised cost of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal of our customer lists or the term of the non-compete agreement. See Notes (3) and (4) for additional information on our intangible assets.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(i)   Carrying value of long-lived assets

We evaluate goodwill and indefinite lived intangibles for impairment annually during the first quarter of each fiscal year.  This evaluation coincides with the completion of our annual plans for the year.

We evaluate goodwill at the reporting unit level. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. We assess the fair value of our reporting units for its goodwill based on discounted cash flow models. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected revenue growth, projected long-term growth rates in the determination of terminal values, and product and operating costs. We measure the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates of the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The indefinite-lived intangible assets we evaluate are trademarks and certain licenses. We assess the fair value of our intangibles based on discounted cash flow models. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected revenue growth, projected long-term growth rates in the determination of terminal values, product and operating costs.  An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

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

As further discussed in Note (3) to these consolidated financial statements, in the third quarter of fiscal 2008, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of our Epil-Stop® and TimeBlock® trademarks.  We currently expect to continue to hold these trademarks for use.

(j)   Economic useful lives and amortization of intangible assets

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists and patents.  All of our goodwill is held in jurisdictions that do not allow deductions for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from five to forty years. We recorded intangible asset amortization totaling $3,266, $2,961 and $3,202 during fiscal 2008, 2007 and 2006, respectively. See Notes (3) and (4) to these consolidated financial statements for more information about our intangible assets.

(k)   Deferred financing costs

The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related debt, which approximates the effective interest method of amortization.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(l)   Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of $7,635 and $6,450 as of fiscal year ends 2008 and 2007, respectively.  We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past three fiscal years:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)
	Years Ended The Last Day of February,
	2008	2007	2006

Balance at the beginning of the period	$6,450	$7,373	$5,767
Additions to the accrual	22,722	18,080	22,901
Reductions of the accrual - payments and credits issued	(21,537)	(19,003)	(21,295)
Balance at the end of the period	$7,635	$6,450	$7,373

Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group.  Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires disclosure of these guarantees, our product warranty liabilities and various indemnity arrangements to which we are a party. Additional disclosures related to this policy are contained in Notes (5), (6), (7) and (10) to these consolidated financial statements.

(m)  Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (7) to these consolidated financial statements for our assessment of the fair value of our guaranteed senior notes and other long-term debt. We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. Dollars at specified rates.

During fiscal 2007, we entered into interest rate swaps (the “swaps”), to protect our funding costs against rising interest rates.  The interest rate swaps allowed us to raise long-term borrowings at floating rates and effectively swap them into fixed rates.  Under our swaps, we agree with another party to exchange quarterly, the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.

The fair values of our foreign exchange contracts and interest rate swaps are considered highly effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). See Note (14) to these consolidated financial statements for more information on our hedging activities.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(n)   Income taxes and uncertain tax positions

We use the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of applicable assets and liabilities. Generally, deferred tax assets represent future income tax reductions while deferred tax liabilities represent income taxes that we expect to pay in the future. We measure deferred tax assets and liabilities using enacted tax rates for the years in which we expect temporary differences to be reversed or be settled. Changes in tax rates affect the carrying values of our deferred tax assets and liabilities. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. The effects of any tax rate changes are recognized in the periods when they become effective.

Effective March 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). In accordance with FIN 48, we recognize the benefit of a tax position, if that position will more likely than not be sustained in an audit, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement.  In accordance with FIN 48, liabilities created for unrecognized tax benefits are presented as a separate liability and not combined with deferred tax liabilities or assets, and consistent with past practice, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.

Note (8) to these consolidated financial statements contains additional information regarding our income taxes and the impacts of the adoption of FIN 48.

(o)   Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned. Sales and shipping terms vary among our customers, and, as such, revenue is recognized when risk and title to the product transfer to the customer. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements and off-invoice markdowns. Such deductions are recorded and/or amortized during the period the related revenue is recognized.

Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from net sales reported in the consolidated financial statements.

(p)   Consideration paid to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where the customer is required to provide us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statements of income on the line entitled “Selling, general, and administrative expenses” (“SG&A”).

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales.  Markdown allowances, slotting fees, trade discounts, cash discounts and volume rebates are all recorded as reductions of net sales. Customer incentives included in SG&A were $12,161, $12,568 and $12,124 for the fiscal years 2008, 2007, and 2006, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(q)   Advertising

Advertising costs are expensed in the fiscal year in which they are incurred and included in our consolidated statements of income on the “Selling, general, and administrative expenses” line. We incurred advertising costs, including amounts paid to customers for local media and print advertising, of $30,217, $28,678 and $29,066 during fiscal years 2008, 2007, and 2006, respectively.

(r)   Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income on the “Selling, general, and administrative expenses” line. These expenses include distribution center costs, third party logistics costs and outbound transportation costs.  Our expenses for shipping and handling totaled $51,944, $58,863 and $51,017 during fiscal years 2008, 2007, and 2006, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(s)   Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is our functional currency.  All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred.  Changes in exchange rates that affect cash flows and the related receivables or payables are included as part of the totals on our consolidated statements of income as part of  SG&A. Our foreign exchange gains, including the impact of currency hedges, totaled $528, $459 and $105 during fiscal years 2008, 2007, and 2006, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates.  We account for these transactions as hedges in accordance with SFAS 133 which requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or our consolidated statement of shareholders’ equity and comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.   In our case, we record these transactions as part of SG&A in our consolidated statements of income, or the line entitled “Unrealized gain (loss) on cash flow hedges – foreign currency” in our consolidated statement of shareholders’ equity and comprehensive income, as appropriate.  All our current contracts are cash flow hedges and are adjusted to their fair market values at the end of each calendar quarter.  We evaluate all hedging transactions each quarter to determine that they are effective. Any ineffectiveness is recorded in our consolidated statements of income.  See Note (14) to these consolidated financial statements for a further discussion of our hedging activities.

(t)   Share-based compensation plans

Prior to March 1, 2006, we applied the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our share-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to or greater than the fair market value at date of grant.

Effective March 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25.  SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant.

We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption, based on the fair value at the original

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

grant date.  The fair value of these options are expensed using the straight line attribution method over their original vesting terms.  Prior year financial statements have not been restated.  We have elected to use the alternative short-cut method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R in accordance with FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards.  For the years ended February 29, 2008 and February 28, 2007, we have determined that we have a pool of windfall tax benefits.

Additionally pursuant to SFAS 123R, we have estimated forfeitures for options awards at the dates of grant based on historical experience and will revise as necessary if actual forfeitures significantly differ from these estimates.

We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

The impact from the adoption of SFAS 123R during fiscal 2007, decreased earnings before taxes, net earnings, basic and diluted earnings per share by $693, $497, and $0.02 per share, respectively, for the fiscal year ended February 28, 2007.

See Note (9) to these consolidated financial statements for more information on our share based compensation plans.

(u)   Interest income

Interest income is included in “Other income, net” on the consolidated statements of income.  Interest income totaled $3,573, $1,965 and $888 in fiscal 2008, 2007, and 2006, respectively.  Interest income is normally earned on cash invested in short-term accounts, cash equivalents, and temporary investments.  However, in fiscal 2006, interest income included interest earned on an income tax receivable of $463.

(v)   Earnings per share

We compute basic earnings per share based upon the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based upon the weighted average number of common shares plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of outstanding options for common shares that were “in-the-money,” meaning that the exercise price of the options was less than the average market price of our common shares during the year.  “Out-of-the-money” options are outstanding options to purchase common shares that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common shares during the year.

For fiscal years 2008, 2007, and 2006, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Years Ended The Last Day of February,
	2008	2007	2006

Basic weighted average shares outstanding	30,531	30,122	29,919
Additional shares assuming conversion of in-the-money stock options and use of proceeds to repurchase outstanding shares	1,267	1,595	1,686
Diluted weighted average shares outstanding assuming conversion	31,798	31,717	31,605

In-the-money options	3,914	6,559	5,989
Out-of-the-money options	1,922	192	934

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(w)  New accounting standards adopted

Uncertainty in Income Taxes - In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective March 1, 2007. Item (n) above and Note (8) to these consolidated financial statements contain additional information regarding our associated accounting policies and the impacts of the adoption of FIN 48.

(x)   New accounting standards subject to future adoption

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

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements that we currently report.  With respect to financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. With respect to non-financial assets and liabilities, SFAS 157 is now effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently determining the effect, if any, this pronouncement will have on our financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Liability Recognition on Collateral Assignment Split-Dollar Life Insurance Arrangements - In March 2007, the EITF reached a consensus on EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  We have certain life insurance policies which are subject to the provisions of this new pronouncement.  We believe the effects of recording the resulting liability, upon the adoption of the new pronouncement, will not be material to our financial statements.

Accounting for Business Combinations - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have no impact on transactions recorded to date.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued Statement of Financial Accounting Standards No.  161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008.  Early adoption is encouraged.  We are currently determining the effect, if any, this pronouncement will have on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	Last Day of February,
	(Years)	2008	2007

Land	-	$9,073	$9,537
Buildings and improvements	10 - 40	62,832	62,666
Computer and other equipment	3 - 10	42,461	41,265
Molds and tooling	1 - 3	8,299	6,538
Transportation equipment	3 - 5	3,991	3,912
Furniture and fixtures	5 - 15	8,168	7,815
Construction in process	-	1,311	261
		136,135	131,994
Less accumulated depreciation		(44,524)	(35,325)
Property and equipment, net		$91,611	$96,669

On May 31, 2006, we sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $666 and we recorded a gain on the sale of $422, included in other income in fiscal 2007.

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998, less selling costs of $390 and resulted in a pretax gain on the sale of $3,609.

On December 20, 2007, we acquired 30.6 acres of raw land adjacent to our Southaven Mississippi distribution center for a purchase price of $1,534.

We recorded $10,403, $10,082, and $7,264 of depreciation expense for fiscal 2008, 2007, and 2006, respectively.  Capital expenditures for property and equipment totaled $7,302, $6,629 and $51,929 in fiscal 2008, 2007, and 2006, respectively.

Through the end of fiscal 2006, we leased 108,000 square feet of warehouse space, as well as various administrative office spaces, from a real-estate partnership in which our Chief Executive Officer and another member of our Board of Directors are limited partners.  This lease was terminated on February 28, 2006, and associated inventory, furniture and equipment, and records storage were consolidated into other existing facilities.  During fiscal 2006, we paid this real-estate partnership rent of $507.

NOTE 3 - INTANGIBLE ASSETS

In the fourth quarter of fiscal 2007, we commenced our domestic re-introduction of the newly formulated Epil-Stop® product line.  In response to unsatisfactory consumer sales and the discontinuance of the Epil-Stop® line by certain retailers, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believe that any significant additional investments in these brands will not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pretax impairment charges totaling $4,983 ($4,883 after tax) representing the carrying value of these trademarks.  We currently expect to continue to hold these trademarks for use.

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

We cannot predict the occurrence of certain events that might adversely affect future reported values of goodwill or other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base or a material negative change in the Company’s relationships with significant customers.  See Note (19) to these consolidated financial statements for more information regarding impairments.

The following table is a summary, by operating segment, of the carrying amounts and associated accumulated amortization for our intangible asset balances as of February 29, 2008 and February 28, 2007.

INTANGIBLE ASSETS

(in thousands)

			February 29, 2008			February 28, 2007
			Gross	Accumulated	Net	Gross	Accumulated	Net
		Estimated	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
Type / Description	Segment	Life	Amount	(if Applicable)	Amount	Amount	(if Applicable)	Amount

Goodwill:
OXO	Housewares	Indefinite	$166,131	$-	$166,131	$165,934	$-	$165,934
All other goodwill	Personal Care	Indefinite	46,791	-	46,791	35,068	-	35,068
			212,922	-	212,922	201,002	-	201,002

Trademarks:
OXO	Housewares	Indefinite	75,554	-	75,554	75,554	-	75,554
Brut	Personal Care	Indefinite	51,317	-	51,317	51,317	-	51,317
All other - definite lives	Personal Care	(1)	338	(235)	103	338	(230)	108
All other - indefinite lives	Personal Care	Indefinite	34,948	-	34,948	31,082	-	31,082
			162,157	(235)	161,922	158,291	(230)	158,061

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	18,000	18,000	-	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	(17,343)	6,972	24,315	(15,953)	8,362
			42,315	(17,343)	24,972	42,315	(15,953)	26,362

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,741	(6,063)	13,678	19,214	(4,561)	14,653
	Personal Care	3 - 8 Years	2,235	(369)	1,866	-	-	-
			21,976	(6,432)	15,544	19,214	(4,561)	14,653

Total			$439,370	$(24,010)	$415,360	$420,822	$(20,744)	$400,078

(1) Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2008, 2007, and 2006, as well as estimated amortization expense for the fiscal years 2009 through 2013.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate Amortization Expense
For the twelve months ended

February 29, 2008	$3,266
February 28, 2007	$2,961
February 28, 2006	$3,202

Estimated Amortization Expense
For the fiscal years ended

February 2009	$3,090
February 2010	$3,046
February 2011	$2,362
February 2012	$2,214
February 2013	$2,180

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures.  For the fiscal year ending February 28, 2009, minimum royalties due and minimum advertising expenditures under certain of our license agreements total $3,669 and $6,500, respectively.

NOTE 4 - ACQUISITIONS AND NEW TRADEMARK LICENSE AGREEMENTS

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets of Belson Products (“Belson”), formerly the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36,500 plus the assumption of certain liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot® and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the U.S., as well as Canada and the United Kingdom.

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

Subsequent to the acquisition, we made certain post closing adjustment to increase goodwill by $427.

Bed Head® by TIGI and Toni&Guy® - On December 6, 2006, we entered into licensing arrangements with affiliates of Mascolo Limited for the use of the Bed Head® by TIGI and Toni&Guy® trademarks for personal care products in the Western Hemisphere.  We have introduced a line of hair care appliance products under the Bed Head® by TIGI and Toni&Guy® brand names that currently includes hair dryers, hair styling irons, straighteners, brushes and hair care accessories. We have begun marketing Bed Head® products primarily in the U.S., with some limited introductions elsewhere in the Western Hemisphere.  Initial domestic product shipments began during the first quarter of fiscal 2008.

Candela® Acquisition - On September 25, 2006, we acquired all rights to trademarks, certain patents, formulas, tooling and production processes to Vessel, Inc.’s rechargeable lighting products under various brand names, including Candela®.  The products are sold by our Housewares segment.  Shipments of the newly restaged line of Candela® products under the OXO® brand commenced in the third quarter of fiscal 2008.  We believe the acquired trademarks have indefinite economic lives.  The following schedule presents the assets acquired at closing and management’s purchase price allocation:

Assets Acquired from Vessel, Inc.

(in thousands)

Trademarks	$354
Patents	120
Fixed Assets	26
Total assets acquired	$500

NOTE 5 – SHORT-TERM DEBT

We entered into a five year revolving credit agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such dates to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $10 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.0 percent per annum on the face value of the letter of credit.  During the second quarter of fiscal 2008, we permanently reduced the commitment under our Revolving Line of Credit Agreement from $75 million to $50 million, which has resulted in a proportionate decline in the cost of associated commitment fees under the facility.  Outstanding letters of credit reduce the borrowing limit dollar for dollar.  During fiscal 2008, we did not draw on the Revolving Line of Credit facility.  As of February 29, 2008, there were no revolving loans and $1,447 of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA and fixed charge coverage ratios and contains other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA.  As of February 29, 2008, these covenants effectively limited our ability to incur no more than $123,991 of additional debt from all sources, including draws on our Revolving Line of Credit facility.  The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of February 29, 2008, we were in compliance with the terms of this agreement.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of other accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	Last Day of February,
	2008	2007

Accrued sales returns, discounts and allowances	$24,969	$25,153
Accrued compensation	11,675	9,098
Accrued advertising	6,917	9,583
Accrued interest	2,092	2,833
Accrued royalties	3,029	2,549
Accrued professional fees	1,273	1,226
Accrued benefits and payroll taxes	1,431	1,773
Accrued freight	1,446	1,727
Accrued property, sales and other taxes	1,196	959
Foreign currency contracts	(83)	616
Interest rate swaps	12,449	1,501
Other	7,303	5,366
Total accrued expenses and current liabilities	$73,697	$62,384

NOTE 7 - LONG-TERM DEBT

A summary of long-term debt as of the last day of fiscal years 2008 and 2007 is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Month/Year	Range of Interest Rates			Last Day of February,
	Borrowed	2008	2007	Matures	2008	2007

$40,000 unsecured Senior Note Payable at a fixed interest rate of 7.01%. Interest payable quarterly, principal of $10,000 payable annually beginning January 2005.	01/96	7.01%	7.01%	01/08	$-	$10,000

$15,000 unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3,000 payable annually beginning July 2008.	07/97	7.24%	7.24%	07/12	15,000	15,000

$100,000 unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1) (2)	06/04	5.89%	5.37% to 6.35%	06/09	75,000	100,000

$50,000 unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	5.37% to 6.35%	06/11	50,000	50,000

$75,000 unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	5.42% to 6.40%	06/14	75,000	75,000
Total long-term debt					215,000	250,000
Less current portion of long-term debt					(3,000)	(10,000)
Long-term debt, less current portion					$212,000	$240,000

(1)  Floating interest rates are hedged with interest rate swaps to effectively fix interest rates as discussed later in this Note (7).

(2)  On June 8, 2007, we gave notice to prepay $25 million of our $100 million, 5 year floating rate senior notes without penalty.  This prepayment was made on June 29, 2007.  Concurrent with the notice to prepay, we amended a related interest rate swap agreement, reducing the notional amount of the swap contracts from $100 million to $75 million.  The remaining interest rate swaps are considered highly effective and will continue to be accounted for as cash flow hedges.

The fair market value at February 29, 2008 computed using discounted cash flow analysis was $15.38 million on the $15 million book value, fixed rate debt.  All other long-term debt has floating interest rates, and its book value approximates its fair value at February 29, 2008.

NOTE 7 - LONG-TERM DEBT, CONTINUED

On September 28, 2006, we entered into interest rate hedge agreements in conjunction with our unsecured floating interest rate $100 million, 5 year; $50 million, 7 year; and $75 million, 10 year senior notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the senior notes.

The swaps effectively fix the interest rates on the 5, 7 and 10 year senior notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Under our swaps, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt on a quarterly basis.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  The swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.

All of our long-term debt is guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  The debt requires the maintenance of certain Debt/EBITDA ratios and fixed charge coverage ratios, specifies minimum consolidated net worth levels and contains other customary covenants. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA.  As of February 29, 2008, these covenants effectively limited our ability to incur no more than $123,991 of additional debt from all sources, including draws on our Revolving Line of Credit facility.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of February 29, 2008, we are in compliance with all the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

(in thousands)

	Years Ended The Last Day of February,
	2008	2007	2006

Interest and commitment fees	$14,633	$17,388	$16,084
Deferred finance costs	628	811	782
Interest rate swap settlements, net	(355)	(287)	-
Reduction of debt and revolving credit agreement commitment	119	-	-
Total interest expense	$15,025	$17,912	$16,866

The line entitled “Reduction of debt and revolving credit agreement commitment” includes the write off of $282 of unamortized deferred finance fees incurred in connection with the prepayment of long-term debt and the reduction of the commitments under our Revolving Line of Credit Agreement, offset by a gain of $163 upon the liquidation of our position in $25 million of associated interest rate swaps.

NOTE 8 - INCOME TAXES

Our components of earnings before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2008	2007	2006

U.S.	$17,986	$9,298	$7,045
Non-U.S.	43,287	45,849	48,757
Total	$61,273	$55,147	$55,802

Our components of income tax expense (benefit) are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2008	2007	2006

U.S.
Current	$6,459	$3,910	$2,481
Deferred	(619)	(296)	2,876
	5,840	3,614	5,357

Non-U.S.
Current	(6,026)	1,589	1,869
Deferred	(50)	(143)	(734)
	(6,076)	1,446	1,135
Total	$(236)	$5,060	$6,492

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. The reasons for these differences are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2008	2007	2006

Expected tax expense at the U.S. statutory rate of 35%	35.0%	35.0%	35.0%

Impact of U.S. state income taxes	1.5	0.7	0.2

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	(7.9)	(11.2)	(13.3)

Effect of zero tax rate in Macau	(13.7)	(15.3)	(15.3)

Reversal of prior accruals as a result of final tax audit settlements	(15.3)	-	-

Repatriation of prior years’ foreign earnings	-	-	5.0
Actual tax expense (effective rates)	-0.4%	9.2%	11.6%

On February 22, 2006, the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004, of $48,554 in foreign earnings.  As a result, we incurred a one-time tax charge of $2,792 in the fourth quarter of fiscal 2006.

NOTE 8 - INCOME TAXES, CONTINUED

In addition to certain of the items noted in the previous table, each year there are significant transactions that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.  The following table shows the comparative impact of these items on our pretax earnings, tax expense and effective tax rates, for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES
(dollars in thousands)
	Years Ended Last Day of February
	2008 - Increase (Decrease)			2007 - Increase (Decrease)			2006 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rates	Earnings	Expense	Tax Rates	Earnings	Expense	Tax Rates

Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	-	(7,950)	-12.7%	-	(192)	-1.1%	-	-	0.0%

Tax benefit from IRS settlement, including interest and penalties	-	(1,363)	-2.2%	-	-	0.0%	-	-	0.0%

Net operating loss valuation allowance		977	1.6%	-	-	0.0%	-	-	0.0%

Impairment loss	(4,983)	(100)	-0.2%	-	-	0.0%	-	-	0.0%

Loss on bankruptcy settlement	-	-	0.0%	-	-	0.0%	(1,550)	(527)	-0.9%

Gain on sale of land (2008 and 2007) and facilities (2006)	3,609	1,364	2.2%	422	143	0.8%	1,304	443	0.8%

Gain on litigation settlements	104	2	0.0%	450	9	0.1%	400	8	0.0%

Tax impact of repatriation of prior year’s foreign earnings	-	-	0.0%	-	-	0.0%	-	2,792	5.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2008 and 2007 are as follows:

	Last Day of February,
	(in thousands)
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$6,018	$5,826
Accounts receivable	1,807	1,203
Inventories, principally due to additional cost of inventories for tax purposes	7,827	6,386
Write down of marketable securities	7	1,020
Accrued expenses and other	5,835	4,993
Foreign currency contracts and interest rate swaps	4,290	757
Total gross deferred tax assets	25,784	20,185

Valuation allowance	(2,960)	(1,708)
Deferred tax liabilities:
Depreciation and amortization	(6,815)	(6,671)
Net deferred tax asset	$16,009	$11,806

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment.  In fiscal 2008, we increased our valuation allowance by $1,252, principally due to additional net operating loss carryforwards in certain tax jurisdictions whose benefits we believe we will not be able to utilize.

NOTE 8 - INCOME TAXES, CONTINUED

The schedule below shows the composition of our net operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

	At February 29, 2008
	(in thousands)
	Expiration	Gross	Required
	Date Range	Deferred Tax	Future Taxable
	(Where Applicable)	Assets	Income

U.S. net operating loss carryforwards	2019 - 2027	$2,388	$6,998
Non-U.S. net operating loss carryforwards with definite carryover periods	2008 - 2016	30	1,199
Non-U.S. net operating loss carryforwards with indefinite carryover periods	Indefinite	3,600	12,122
Subtotals		6,018	20,319

Less portion of valuation allowance established for net operating loss carryforwards		(2,451)	(9,295)
Total		$3,567	$11,024

As of February 29, 2008, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the benefits of these deductible differences.  Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

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

For the fiscal years 1998 through 2003, the IRD had previously assessed a total of $25,461 in tax on certain profits of our foreign subsidiaries. In connection with the IRD’s tax assessment for the fiscal years 1998 through 2003, we had purchased tax reserve certificates from Hong Kong totaling $25,144.

On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled with previously acquired tax reserve certificates. We received a cash refund, including interest, of approximately $4,539.  During fiscal 2008, in connection with the settlement, we:

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

NOTE 8 - INCOME TAXES, CONTINUED

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

United States Income Taxes – The IRS recently completed its audit of our U.S. consolidated federal tax returns for fiscal years 2003 and 2004.   We previously disclosed that the IRS provided notice of proposed adjustments to taxes of $5,953 to taxes for the years under audit.  In April 2008, we resolved all outstanding tax issues which resulted in no adjustments to either year. As a result of the settlement, we reversed $3,684 representing a portion of the tax provisions, including interest and penalties previously established for those years. Of the $3,684, $1,363 was credited to the current year’s tax provision and $2,321 was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was allowed as a result of the audit.

The IRS is currently examining the U.S. consolidated federal tax return for fiscal year 2005.  On March 31, 2008, the IRS provided notice of a proposed adjustment of $7,750 to taxes for the year under audit.  The Company is vigorously contesting this adjustment. To date, this is the only adjustment that has been proposed, however the audit has not yet been concluded.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management is of the opinion that an adequate provision for taxes for fiscal 2005 has been made in our consolidated financial statements.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The American Jobs Creation Act of 2004 (the “AJCA”), included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the U.S. after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure.

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

Uncertainty in Income Taxes – The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts are not probable, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

NOTE 8 - INCOME TAXES, CONTINUED

Effective March 1, 2007, we adopted FIN 48, which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits must be disclosed as a separate liability that has not been combined with other deferred tax liabilities or assets.

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

As of February 29, 2008, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years
Hong Kong	- None -	2006 - 2008
Mexico	- None -	2003 - 2007
United Kingdom	2005	2006 - 2008
United States	2005	2006 - 2008

During fiscal 2008, changes in the total amount of unrecognized tax benefits was as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)
March 1, 2007 (after adoption of FIN 48)	$39,387
Tax positions taken during the current year	1,427
Changes in tax positions taken during a prior year	607
Changes due to settlements and agreements with tax authorities	(32,240)
February 29, 2008	$9,181

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

We believe that it is reasonably possible that the total amount of unrecognized tax benefits may materially change during the next twelve months due to certain issues pending settlement with the IRS. Depending on the outcome of the settlement, the Company estimates that the impact on the Company’s ultimate tax liability could range from a $5,796 decrease to a $8,694 increase.

NOTE 9 – SHARE-BASED COMPENSATION PLANS

We have equity awards outstanding under three share-based compensation plans. The plans consist of an employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”), a non-employee director stock option plan adopted in 1996 (the “Directors Plan”) , and an employee stock purchase plan adopted in 1998 (the “Stock Puchase Plan”). These plans are described below.  The plans are generally administered by the Compensation Committee of the Board of Directors, consisting of non-employee independent directors.  During fiscal 2008, the last stock options outstanding under a prior stock option and restricted stock plan (previously referred to as the “1994 Plan”) were exercised, and thus the plan is no longer in effect.

Effective March 1, 2006, we adopted SFAS 123R, utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of share-based compensation expense in the statements of income over the vesting period based on the fair value of the award at the grant date.  Previously, the Company used the intrinsic value method under APB 25, as amended by related interpretations of the FASB.  Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to or less than the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period.  SFAS 123R supersedes APB 25 as well as SFAS 123, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

Under the 1998 Plan, we have reserved a total of 6,750,000 common shares for issuance to key officers and employees.  The plan provides for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one, four, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant.  As of February 29, 2008, 246,786 shares remained available for issue and options to purchase 5,587,183 shares of stock were outstanding under this plan.  The 1998 Plan will expire by its terms on August 25, 2008.

Under the Directors’ Plan, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. As of February 29, 2008, options to purchase 236,000 shares of stock were outstanding under this plan.

Under the Stock Purchase Plan, we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period.  During the second and fourth quarters of fiscal 2008, plan participants acquired 10,742 and 16,272 shares, respectively, at a price of $19.41 and $13.85 per share, respectively, under the Stock Purchase Plan.  At February 29, 2008, 280,372 shares remained available for future issue under this plan.  The Stock Purchase Plan will expire by its terms on July 17, 2008.

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

For the fiscal years ending February 29, 2008 and February 28, 2007, the Company expensed $1,162 and $693 pretax, respectively, for stock options issued and employee share purchases under the above plans.  These amounts were classified in selling, general, and administrative expense (“SG&A”) in  the consolidated statements of income.  The following table highlights the impact of share based compensation expense:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Years Ended Last Day of February,
	2008	2007	2006 (1)

Stock options	$1,007	$595	$-
Employee stock purchase plan	155	98	-
Share-based payment expense	1,162	693	-
Less income tax benefits	(192)	(196)	-
Share-based payment expense, net of income tax benefits	$970	$497	$-

Earnings per share impact of share-based payment expense:
Basic	$0.03	$0.02	$-
Diluted	$0.03	$0.02	$-

(1)   2006 amounts are before adoption of SFAS 123R under the modified prospective method.  Under this method, periods prior to adoption are not restated.

The following table provides the pro forma effect on net earnings and earnings per share as if the fair-value-based measurement method had been applied to all stock-based compensation for fiscal 2006:

PRO FORMA NET INCOME AND PRO FORMA EARNINGS PER SHARE

(in thousands, except per share data)

Year Ended
February 28, 2006

Net income:
As reported	$49,310
Less fair-value cost of options with original vesting schedules	(2,751)
Add income tax benefits on non-accelerated options	800
Less fair-value cost of options where original vesting schedules were accelerated on
February 24, 2006	(1,641)
Add income tax benefits on accelerated options	460
Pro forma	$46,178

Basic earnings per share:
As reported	$1.65
Pro forma	1.54

Diluted earnings per share:
As reported	$1.56
Pro forma	1.46

On February 24, 2006, the Compensation Committee of our Board of Directors approved the immediate acceleration of vesting of unvested and “out-of-the money” stock options previously awarded to officers and employees with option exercise prices greater than $19.65.  The affected options held by officers and employees had a range of exercise prices between $20.35 and $33.88, with a weighted average exercise price of $24.79.  Vesting of options exercisable for a total of 285,217 shares was accelerated. The closing price per share of our common shares on February 24, 2006 was $19.65.

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

Except for the vesting change, all affected stock options continued to be governed by their respective original terms and conditions.  At the time they were accelerated, these options represented 4.1 percent of the total of all outstanding options for the purchase of the Company’s common stock.

We took this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of SFAS No.123R.  As a result of the acceleration, we estimate that future stock option related compensation expense that otherwise would have been required to be recorded in connection with the accelerated options will be reduced by $1,641, on a pretax basis, over the original option remaining vesting periods.

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the fiscal years 2008, 2007 and 2006:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Years Ended Last Day of February,
	2008	2007	2006

Weighted-average risk-free interest rate	4.6%	4.8%	3.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average expected volatility	38.1%	37.4%	41.6%
Weighted-average expected life (in years)	3.95	4.52	3.76

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

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2005	6,846	$14.60	$5.44	5.66	$93,722
Granted	306	18.83	7.14
Exercised	(162)	(11.16)			1,780
Forfeited / expired	(67)	(23.21)
Outstanding at February 28, 2006	6,923	14.83	5.52	4.83	39,317
Granted	131	22.64	8.72
Exercised	(248)	(12.46)			1,939
Forfeited / expired	(55)	(21.25)
Outstanding at February 28, 2007	6,751	15.01	5.57	3.87	56,211
Granted	324	25.40	8.89
Exercised	(1,157)	(15.80)			13,465
Forfeited / expired	(95)	(20.60)
Outstanding at February 29, 2008	5,823	$15.34	$5.58	3.69	$14,171

Exercisable at February 29, 2008	5,278	$14.53	$5.29	3.29	$14,171

A summary of non-vested option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 28, 2005	704	$5.27
Granted	306	7.14
Vested or forfeited	(581)	(5.52)
Outstanding at February 28, 2006	429	6.27
Granted	131	8.72
Vested or forfeited	(216)	(5.94)
Outstanding at February 28, 2007	344	7.41
Granted	324	8.89
Vested or forfeited	(123)	(7.01)
Outstanding at February 29, 2008	545	$8.38

NOTE 9 – SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of our total unrecognized share-based compensation cost as of February 29, 2008 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$3,563	42.6

The following table summarizes additional information about options outstanding at February 29, 2008:

SUMMARY OF OPTIONS OUTSTANDING AND EXERCISABLE

(actual number of shares)

		Outstanding Stock Options					Exercisable Stock Options
					Weighted-	Weighted-		Weighted-
					Average	Average		Average
					Remaining	Exercise		Exercise
	Number of	Price Range			Contractual	Price	Number of	Price
	Options	(per share)			Life (years)	(per share)	Options	(per share)

ISOs	29,000	$5.69	to	$11.78	3.41	$10.19	29,000	$10.19
	2,900	$12.93	to	$13.04	1.93	13.01	2,900	13.01
	24,500	$14.02	to	$17.28	2.84	14.55	21,500	14.17
	656,186	$17.76	to	$33.88	6.47	23.60	241,015	24.36
Total	712,586				6.20	$22.70	294,415	$22.11

Non-Qs	1,511,375	$5.69	to	$11.84	3.33	$9.90	1,511,375	$9.90
	1,000,000	$12.53	to	$13.13	4.19	12.83	1,000,000	12.83
	1,759,750	$13.47	to	$17.63	1.70	15.33	1,759,750	15.33
	603,472	$18.00	to	$27.37	5.89	22.01	476,176	21.74
Total	4,874,597				3.23	$13.96	4,747,301	$13.72

Directors’ Plan	40,000	$4.41	to	$11.84	3.06	$8.24	40,000	$8.24
	20,000	$12.53	to	$13.13	4.36	12.89	20,000	12.89
	16,000	$14.47	to	$17.63	3.13	15.49	16,000	15.49
	160,000	$21.47	to	$33.35	6.48	26.51	160,000	26.51
Total	236,000				5.49	$21.51	236,000	$21.51

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES

Indemnity Agreements - Under agreements with customers, licensors and parties from whom we have acquired assets or entered into business combinations, we indemnify these parties against liability associated with our products. Additionally, we are party to a number of agreements under leases where we indemnify the lessor for liabilities attributable to our actions or conduct.  The indemnity agreements to which we are a party do not, in general, increase our liability for claims related to our products or actions and have not materially affected our consolidated financial statements.

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

Employment Contracts - We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each day for a new three-year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of our assets to an unaffiliated party, the officer may make an election to receive a cash payment for the balance of the obligations under the agreement. The expiration dates for these agreements range from June 1, 2008 to February 28, 2011.  The aggregate commitment for future salaries pursuant to such contracts, at February 29, 2008, excluding incentive compensation, was $4,334.

On April 21, 2005, the Company and Gerald J. Rubin, the Chairman of the Board, Chief Executive Officer, and President of the Company, executed an amendment to Mr. Rubin’s employment agreement, effective as of April 15, 2005 changing:

•                  the term of the agreement was reduced from five years to three years, renewing on a daily basis for a new three-year term as currently provided in the original agreement; and

•                  the period for severance payouts was reduced from five years to three years.  The formula for calculating the amount of the annual severance payments required by the agreement remains unchanged.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in the Peoples’ Republic of China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest.  With rising labor costs, growing local inflation, the impact of energy prices on transportation and a Renminbi that is appreciating against the U.S. Dollar, the advantage of China solely as a low-cost, manufacturing market are diminishing and are exerting price pressure on our cost of goods sold.  These risks have not historically affected our operations. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary, and have begun to explore expanding our sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives - We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note (6) included in the lines entitled “Accrued sales returns, discounts and allowances,” and “Accrued advertising” and is based on incentives applicable to sales up to the respective balance sheet dates.

Securities Class Action Litigation – An agreement in principle has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

The proposed settlement remains subject to a number of conditions, including court approval following notice to class members.  The court has scheduled a hearing for June 19, 2008, where it will consider approving the proposed settlement.  Under the proposed settlement, the lawsuit would be dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit, because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing, and, if the settlement is approved, they will receive a full release of all claims. The Company cannot make any assurances that the proposed settlement will be concluded or approved by the court.

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Preference Shares and Anti-takeover Provisions - Under the terms of a Shareholders’ Rights Plan approved by our Board of Directors in fiscal year 1999, we declared a dividend of one preference share right (“right”) for each outstanding share of common shares. The dividend resulted in no cash payment by us, created no liability on our part, and did not change the number of shares of our common shares outstanding. The rights are inseparable from the shares of our common stock and entitle its holders to purchase one one-thousandth of a share of Series-A, First Preference Shares (“preference shares”), par value $1.00, at a price of $100 per one one-thousandth of a preference share. Should certain persons or groups of persons (“Acquiring Persons”) acquire more than 15 percent of our outstanding common shares, our Board of Directors may either adjust the price at which holders of rights may purchase preference shares or may redeem all of the then outstanding rights at $0.01 per right. The rights associated with the acquiring person’s shares of common shares would not be exercisable. These rights have certain anti-takeover effects. The rights could cause substantial dilution to a person or group that attempts to acquire Helen of Troy Limited in certain circumstances, but should not interfere with any merger or other business combination approved by our Board of Directors. These rights expire December 1, 2008, unless their expiration date is advanced or extended or unless under the terms of the agreement these rights are earlier redeemed or exchanged.

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 29, 2008, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$15,000	$3,000	$3,000	$3,000	$3,000	$3,000	$-
Term debt - floating rate (1)	200,000	-	75,000	-	50,000	-	75,000
Long-term incentive plan payouts	4,233	2,044	1,349	840	-	-	-
Interest on floating rate debt (1)	44,255	11,870	8,925	7,453	5,489	4,508	6,010
Interest on fixed rate debt	2,579	950	733	516	299	81	-
Open purchase orders	87,672	87,672	-	-	-	-	-
Minimum royalty payments	50,575	3,669	6,718	6,032	5,514	4,859	23,783
Advertising and promotional	61,795	7,910	6,814	6,288	6,451	6,484	27,848
Operating leases	11,554	1,745	1,418	1,186	957	904	5,344
Capital spending commitments	2,578	2,578	-	-	-	-	-
Other	111	111	-	-	-	-	-
Total contractual obligations (2)	$480,352	$121,549	$103,957	$25,315	$71,710	$19,836	$137,985

(1)

The future obligation for interest on our variable rate debt has historically been estimated assuming the rates in effect as of the end of the latest fiscal quarter on which we are reporting. As mentioned above in Note (7) to these consolidated financial statements, on September 28, 2006, the Company entered into interest rate hedge agreements in conjunction with its unsecured floating interest rate $100 million, 5 year; $50 million, 7 year; and $75 million, 10 year senior notes (the “swaps”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on the senior notes. The swaps effectively fix the interest rates on the 5, 7 and 10 year senior notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 29, 2008, we have recorded $8,320 of net income tax liabilities, including provision for our uncertain tax positions. While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $2,680, $4,619 and $2,818 for fiscal 2008, 2007 and 2006, respectively.

NOTE 11 - FOURTH QUARTER CHARGES/TRANSACTIONS

In April 2008, we resolved all outstanding tax issues in connection with audits of our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 which resulted in no adjustments to either year. As a result of the settlement, in the fourth quarter of fiscal 2008, we reversed $3,684 representing the tax provisions, including interest and penalties previously established for those years. Of the $3,684, $1,363 was credited to the current year’s tax provision and $2,321 was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was allowed as a result of the audit. Also in the fourth quarter, we increased our deferred tax valuation allowance $977 to account for operating loss carryforwards in certain tax jurisdictions whose benefits we believe we will not be able to utilize.

Our results for the fourth quarter of fiscal 2007 did not contain any transactions of a non-routine nature.

On February 24, 2006, the Board of Directors of a subsidiary of the Company approved the repatriation, pursuant to The American Jobs Creation Act of 2004, of $48,554 in foreign earnings.  As a result, we incurred a one-time tax charge of $2,792 in the fourth quarter of fiscal 2006.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

	May	August	November	February	Total

Fiscal 2008:

Net sales	$140,170	$157,924	$210,348	$144,106	$652,548

Gross profit	60,018	68,226	90,068	63,383	281,695

Impairment charges	-	-	4,983	-	4,983

Gain on sale of land	-	-	(3,609)	-	(3,609)

Net earnings	10,117	18,253	22,842	10,297	61,509

Earnings per share
Basic	0.33	0.60	0.74	0.34	2.01
Diluted	0.32	0.56	0.73	0.33	1.93

Fiscal 2007:

Net sales	$130,441	$147,172	$213,437	$143,882	$634,932

Gross profit	57,941	66,668	91,477	63,294	279,380

Net earnings	6,679	10,874	22,813	9,721	50,087

Earnings per share
Basic	0.22	0.36	0.76	0.32	1.66
Diluted	0.21	0.35	0.72	0.30	1.58

NOTE 13 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2008, 2007 AND 2006

(in thousands)

	Personal
2008	Care	Housewares	Total

Net sales	$488,414	$164,134	$652,548
Operating income	41,149	31,401	72,550
Identifiable assets	552,329	359,664	911,993
Capital, license, trademark and other intangible expenditures	3,183	4,526	7,709
Depreciation and amortization	9,448	4,850	14,298

	Personal
2007	Care	Housewares	Total

Net sales	$497,824	$137,108	$634,932
Operating income	42,530	27,886	70,416
Identifiable assets	554,295	351,977	906,272
Capital, license, trademark and other intangible expenditures	4,912	2,483	7,395
Depreciation and amortization	9,430	4,871	14,301

	Personal
2006	Care	Housewares	Total

Net sales	$461,947	$127,800	$589,747
Operating income	37,260	34,118	71,378
Identifiable assets	512,594	345,150	857,744
Capital, license, trademark and other intangible expenditures	29,979	22,388	52,367
Depreciation and amortization	9,020	3,407	12,427

Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  We use outside manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.

Operating profit for each operating segment is computed based on net sales, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.  In connection with the acquisition of our Housewares segment, the seller agreed to perform certain operating functions for the segment for a transitional period of time that ended February 28, 2006.  For the fiscal year ended February 28, 2006, transition charges of $11,241 were used to compute the Housewares segment’s operating income.  The costs of these functions were reflected in SG&A for the Housewares segment’s operating income.  During the transitional period, we did not make an allocation of our corporate overhead to Housewares.

NOTE 13 - SEGMENT INFORMATION, CONTINUED

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi.  For the fiscal year ended February 28, 2007, we allocated expenses totaling $12,753 to the Housewares segment, some of which were previously absorbed by the Personal Care segment.

In the fourth quarter of fiscal 2007, we completed the consolidation of our domestic appliance inventories into the Southaven facility. During fiscal 2007, we conducted an evaluation of our shared cost allocation methodology given the structural and process changes that were taking place in our operations, and changed our methodology in the first quarter of fiscal 2008.  We believe the new method better reflects the economics of our newly consolidated operations.  The table below summarizes and compares the expense allocations made to the Housewares segment over the last three fiscal years:

Housewares Segment Expense Allocation

(dollars in thousands)

	(New Method)	(Prior Methods)
	2008	2007	2006

Distribution and sourcing expense	$14,031	$7,541	$10,382
Other operating and corporate overhead expense	6,901	5,212	859
Total allocated expenses	$20,932	$12,753	$11,241

Expense allocation as a percentage of net sales:
Distribution and sourcing expense	8.5%	5.5%	8.1%
Other operating and corporate overhead expense	4.2%	3.8%	0.7%
Total allocated expenses	12.8%	9.3%	8.8%

Other items of income and expense, including income taxes, are not allocated to operating segments.

Our domestic and international net sales from third parties and long-lived assets for the years ended the last day of February are as follows (in thousands):

	Years Ended Last Day of February
	2008	2007	2006

NET SALES FROM THIRD PARTIES:
United States	$505,817	$511,786	$487,620
International	146,731	123,146	102,127
Total	$652,548	$634,932	$589,747

LONG-LIVED ASSETS:
United States	$123,624	$131,933	$138,294
Barbados	391,851	374,798	366,535
Other international	754	26,323	41,741
Total	$516,229	$533,054	$546,570

In the table above, certain long-lived assets, principally intangible assets, have been reclassified for both fiscal 2007 and 2006 to conform to the current year’s presentation.  The table now classifies assets based upon the country where legal title is held, as opposed to where the intangible assets may be utilized.

Sales to our largest customer and its affiliates accounted for approximately 19, 21 and 22 percent of our net sales in fiscal 2008, 2007, and 2006, respectively.   Sales to our second largest customer accounted for approximately 9, 9 and 10 percent of our net sales in fiscal 2008, 2007, and 2006, respectively.  No other customers accounted for ten percent or more of net sales during those fiscal years.

NOTE 13 - SEGMENT INFORMATION, CONTINUED

Of our total sales to our largest customer and its affiliate, 86, 92 and 91 percent, were made within the U.S. during fiscal 2008, 2007, and 2006, respectively.   All of our total sales to our second largest customer were made within the U.S. during fiscal 2008, 2007, and 2006.

NOTE 14 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2008, 2007 and 2006, 16.8, 14.8, and 14.5 percent of our net sales were in foreign currencies.  These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We also hedge against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent we forecast the expected foreign currency cash flows from the date the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

We enter into these type of agreements where we believe we have meaningful exposure to foreign currency exchange risk.  It is simply not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar, and the significant number of currencies involved.

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in “Other comprehensive income” in our consolidated balance sheets. These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated statements of income.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest Rate Risk – Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and temporary investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of February 29, 2008 is both floating and fixed.  Fixed rates are in place on $15 million of senior notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note (7) of these consolidated financial statements, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

During the third quarter of fiscal 2007, we decided to actively manage our floating rate debt using interest rate swaps (the “swaps”).   We entered into three interest rate swaps that converted an aggregate notional principal of $200 million from

NOTE 14 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

floating interest rate payments under our 5, 7 and 10 year senior notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we executed three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments currently set at 4.83 percent as of February 29, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period, of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of the possibility of increased interest costs; however, should interest rates continue to drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive income” and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of  “Interest expense” in the consolidated statements of income.

The following table summarizes the various forward contracts and interest rate swap contracts that we designated as cash flow hedges and were open at the end of fiscal 2008 and 2007:

CASH FLOW HEDGES

February 29, 2008
				Range of Maturities				Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Spot Rate at Contract Date	Spot Rate at Feb. 29, 2008	Forward Rate at Inception	at Feb 29, 2008	U.S. Dollars (Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	($99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				($6,481)
Subtotal										($12,449)

Fair Value of Cash Flow Hedges										($12,366)

February 28, 2007
				Range of Maturities				Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Spot Rate at Contract Date	Spot Rate at Feb. 28, 2007	Forward Rate at Inception	at Feb 28, 2007	U.S. Dollars (Thousands)

Foreign Currency Contracts
Sell	Pounds	£10,000,000	5/12/2006	12/14/2007	2/14/2008	1.8940	1.9636	1.9010	1.9543	($533)
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9636	1.9242	1.9408	($83)
Subtotal										($616)

Interest Rate Swap Contracts
Swap	Dollars	$100,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($326)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($342)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				($833)
Subtotal										($1,501)

Fair Value of Cash Flow Hedges										($2,117)

NOTE 14 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance.  We manage our exposure to counterparty credit risk through only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks Inherent in Cash, Cash Equivalents and Temporary Investment Holdings – Our cash, cash equivalents and temporary investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary investments consist of AAA auction rate notes, AAA variable rate demand bonds and similar investments that we normally seek to dispose of within 35 or fewer days (“auction rate securities”).  The following table summarizes the cash, cash equivalents and temporary investments we held at the end of fiscal 2008 and 2007:

CASH, CASH EQUIVALENTS AND TEMPORARY INVESTMENTS

(in thousands)

	Last Day of February
	2008		2007
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$6,871	0.0 to 5.40%	$2,988	0.00 to 3.5%
Cash held in non interest-bearing operating accounts - restricted	701	-	485	-
Commercial paper	1,785	3.15 to 3.19%	30,490	5.22 to 5.32%
Money market accounts	48,493	2.00 to 6.00%	1,492	1.83 to 6.00%
Total cash and cash equivalents	$57,850		$35,455

Temporary investments
Auction rate securities - collateralized by student loans	$63,825	4.50 to 9.90%	$55,750	5.28 to 5.33%

Most of our cash equivalents and temporary investments are in money market accounts, commercial paper and auction rate securities with frequent rate resets, therefore we believe there is no material interest rate risk.  In addition, our commercial paper and auction rate securities are purchased from issuers with high credit ratings, therefore we believe the credit risk is low.

At February 29, 2008, all of our temporary investments were auction rate notes collateralized by student loans (with underlying maturities from 21 to 40 years).  Approximately 94 percent of such collateral in the aggregate was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Approximately 5 percent of the collateral in the aggregate was backed by private financial guarantee insurance.  Liquidity for these securities is normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  An auction fails when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security and this rate is generally higher than the current market rate.

Recent credit concerns in the capital markets have significantly reduced our ability to liquidate our auction rate securities.  At this time, there is a very limited demand for these securities and limited acceptable alternatives to liquidate such  securities.  Between February 29, 2008 and May 10, 2008, we have been able to liquidate $3,300 of these securities with no gain or loss.  Each of the remaining securities in our portfolio has been subject to one or more failed auctions.   Based on current market conditions, it is likely that auctions of our remaining holdings in these securities may be unsuccessful in the near term, resulting in us continuing to hold securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.

NOTE 14 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

While these failures in the auction process have affected our ability to access these funds in the near term, based on the related information currently at hand, we do not believe that any of these securities are impaired.  If the issuers or dealers are unable to successfully close future auctions, their credit ratings deteriorate, or the credit insurer’s credit ratings deteriorate, the Company may be required to record an impairment charge on these investments in the future.

Because we intend to reduce these holdings as soon as practicable and believe we will be able to within the next 12 months, we believe that the consolidated balance sheet classification of our holdings in these securities as “Temporary investments” under current assets continues to be appropriate.

Our cash balances at February 29, 2008 and February 28, 2007 include restricted cash of $701 and $485, respectively, denominated in Venezuelan bolivars, shown above under the heading “Cash held in non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot repatriate this cash at this time.

NOTE 15 - NON-MONETARY TRANSACTIONS

We occasionally enter into barter transactions in which we exchange inventory for various services, usually advertising.  During fiscal 2005, we entered into two such transactions in which we exchanged inventory with a book value of $1,011 for certain advertising credits.  As a result of these transactions, we recorded both sales and cost of goods sold equal to the exchanged inventory’s net book value, which approximated their fair value.  As of February 28, 2006, all credits from the non-monetary transactions had been utilized. We used $915 of barter related advertising credits during fiscal 2006.

NOTE 16 –TACTICA INTERNATIONAL, INC. BANKRUPTCY SETTLEMENT

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

In connection with the above settlement, we recorded a net settlement loss of $1,550 on the Company’s books during fiscal 2006 and it is included in the line item entitled “Other expense, net” in the consolidated statement of income.  We also incurred $378 of legal fees related to the Tactica bankruptcy during fiscal 2006.  These legal fees were expensed as incurred and included in the line entitled “Selling, general, and administrative expense” in the consolidated statement of income.

NOTE 17 - 401(k) DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees.  Total matching contributions made to these savings plans for the fiscal years ended 2008, 2007 and 2006 were $707, $467 and $643, respectively.

NOTE 18 – REPURCHASE OF HELEN OF TROY SHARES

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.

During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20,271 as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price.  For the fiscal quarter ended November 30, 2007, we did not repurchase any common shares.  During the fiscal quarter ended February 29, 2008, we purchased and retired an additional 366,892 common shares under this resolution at a total purchase price of  $5,731, for a $15.62 per share average price.  From September 1, 2003 through February 29, 2008, we have repurchased 2,659,228 common shares at a total cost of $71,614, or an average price per share of $26.93.  An additional 340,772 common shares remain authorized for purchase under this plan as of February 29, 2008.

NOTE 19 – SUBSEQUENT EVENTS (UNAUDITED)

On March 6, 2008, a fire at a third-party managed distribution facility in Vitoria, Brazil destroyed personal care products inventory with a recorded value of $1,014.  As a result, we expect to incur Personal Care segment sales disruptions in the Brazilian market through the balance of the first quarter of fiscal 2009, but believe we can replace the inventories and restore our ability to appropriately service sales in the second quarter of fiscal 2009.  We expect the impact on our quarterly and annual results in fiscal 2009 due to lost revenue and associated costs will be immaterial to our consolidated operating results.  We have filed claims with our casualty insurance carriers on this inventory. We currently expect the settlement to be in excess of the carrying value of our inventory at the date of the fire, because our policy calls for settlement at the retail sales value of the inventory lost, therefore no loss contingency has been provided for subsequent to, February 29, 2008.

On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. As of February 29, 2008, we had $4,590 of accounts receivable outstanding from Linens.  We received our last payment on account from Linens on April 11, 2008, leaving us with accounts receivable due from Linens of $4,112.  The $4,112 balance consisted of $3,072 for sales originating on or before February 29, 2008 and $1,040 for sales originating after February 29, 2008.  All orders processed for Linens since April 11, 2008 have been on a cash-in-advance basis. The Linens accounts receivable are unsecured, and the amount that the Company will ultimately recover, if any, is not presently determinable. Although the Company maintains an allowance for doubtful accounts to cover a customer’s inability to pay all or a portion of their accounts receivable, no additional specific reserve was established as of February 29, 2008 for Linens.  In addition, Linens is a significant customer of the Company with fiscal 2008 net sales of approximately $1,300 and $17,300, for our Personal Care and Housewares segments, respectively.

The Company historically has completed its analysis of the carrying value of our goodwill and other intangible assets and our analysis of the remaining useful economic lives of our intangible assets other than goodwill during the first quarter of each fiscal year.  Our analyses are not yet complete, however, based upon preliminary work done to date, we expect to recognize impairment charges during the first quarter of fiscal 2009 on certain identified indefinite-lived intangible assets held by our Personal Care segment. We currently estimate that the charge will range between $7,000 and $10,000, and will be recorded as a component of operating income in the Company’s income statement for the fiscal quarter ended May 31, 2008.  These charges will reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at	Charged to
	Beginning	cost and	Charged to		Balance at
Description	of Year	expenses (1)	revenues	Deductions (2)	End of Year

Year ended February 29, 2008 Allowance for accounts receivable	$1,002	$1,411	$-	$1,082	$1,331

Year ended February 28, 2007 Allowance for accounts receivable	$850	$586	$-	$434	$1,002

Year ended February 28, 2006 Allowance for accounts receivable	$2,167	$648	$-	$1,965	$850

(1)  Represents periodic charges to the provision for doubtful accounts.

(2)  Represents write offs of doubtful accounts net of recoveries of previously reserved amounts.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company began seeking proposals for audit services after KPMG LLP (“KPMG”) ceased maintaining an office in El Paso, Texas, the headquarters of the Company’s U.S. operations.  The Audit Committee of the Board of Directors (the “Audit Committee”) of the Company evaluated and analyzed several proposals for such auditing services. On May 15, 2007, the Audit Committee notified KPMG that it would not recommend that the Company’s shareholders appoint KPMG as the Company’s independent auditor and registered public accounting firm, subject to the requirements of Bermuda Law, at the next annual general meeting of shareholders.  Bermuda company law provides that the Company’s independent auditor may not be removed before the expiration of its term of office other than by the Company’s shareholders acting at a general meeting at which general meeting the Company’s shareholders must appoint another auditor for the remainder of its term of office. KPMG’s current term was scheduled to expire at the Company’s annual general meeting proposed for August 2007. In order to facilitate the transition of audit services for fiscal year 2008, KPMG notified the Company on May 15, 2007 that they resigned as the independent auditor and registered public accounting firm of the Company.  KPMG’s resignation created a casual vacancy. Bermuda company law provides that in the event of a casual vacancy in the position of auditor, the Company’s Audit Committee may appoint a new auditor to fill such vacancy in accordance with the authority delegated to it by the Company’s Board of Directors.

During the Company’s two fiscal years ended February 28, 2007 and February 28, 2006, and subsequent interim period through May 15, 2007, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to KPMG’s satisfaction, would have caused them to make reference in conjunction with their opinion to the subject matter of the disagreement.   There were also no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of KPMG on the consolidated financial statements of the Company and subsidiaries as of and for the two fiscal years ended February 28, 2007 and February 28, 2006, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as set forth in the following sentence.  KPMG’s report on the consolidated financial statements of the Company and subsidiaries as of and for the years ended February 28, 2007 and February 28, 2006, contained a separate paragraph stating that “As discussed in Note (9) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006.”

The audit reports of KPMG on management’s assessment of effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of February 28, 2007 and February 28, 2006, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 18, 2007, the Company engaged Grant Thornton LLP as the Company’s auditor and independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending February 29, 2008. Our Audit Committee approved the appointment of Grant Thornton LLP.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act as of February 29, 2008.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report of the independent registered public accounting firm required by this item are set forth under “Item 8, Financial Statements and Supplementary Data” of this report on pages 60 through 61, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 11.     EXECUTIVE COMPENSATION

Information set forth under the captions “Director Compensation”; “Executive Compensation”; and “Compensation Discussion and Analysis” in our Proxy Statement is incorporated by reference in response to this Item 11.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement is incorporated by reference in response to this Item 12.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 59 of this report

	2.	Financial Statement Schedule: See “Schedule II” on page 105 of this report

	3.	Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibits succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

3.1

Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form
S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).

3.2

Bye-Laws, as Amended (incorporated by reference to Exhibit 3.2 to Helen of Troy Limited’s Quarterly Report on Form
10-Q for the period ending August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007).

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
10.8

First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”).

10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.11

Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996 filed with the Securities and Exchange Commission on January 14, 1997).

10.12†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.13†

Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 filed with the Securities and Exchange Commission on October 15, 1999 (the “August 1999 10-Q”)).

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

10.17

Credit Agreement, dated June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.18

Guaranty, dated June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.19

Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2004).

10.20†

Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005).

10.21

Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ended November 30, 2005 filed with the Securities and Exchange Commission on January 19, 2006 (the “November 2005 10-Q”).

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
10.25

Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2005
10-Q).

10.26

First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2005 10-Q).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
23.2*	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Gerald J. Rubin
Gerald J. Rubin, Chairman,
Chief Executive Officer and Director
May 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer,	Senior Vice President, Chief Financial Officer
President, Director and Principal Executive Officer	May 12, 2008
May 12, 2008

/s/ Richard J. Oppenheim	/s/ Stanlee N. Rubin
Richard J. Oppenheim	Stanlee N. Rubin
Financial Controller and Principal Accounting	Director
Officer	May 12, 2008
May 12, 2008

/s/ Byron H. Rubin	/s/ Gary B. Abromovitz
Byron H. Rubin	Gary B. Abromovitz
Director	Director, Deputy Chairman of the Board
May 12, 2008	May 12, 2008

/s/ John B. Butterworth	/s/ Adolpho R. Telles
John B. Butterworth	Adolpho R. Telles
Director	Director
May 12, 2008	May 12, 2008

/s/ Darren G. Woody	/s/ Timothy F. Meeker
Darren G. Woody	Timothy F. Meeker
Director	Director
May 12, 2008	May 12, 2008

INDEX TO EXHIBITS

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibits succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

3.1

Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form
S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).

3.2

Bye-Laws, as Amended (incorporated by reference to Exhibit 3.2 to Helen of Troy Limited’s Quarterly Report on Form
10-Q for the period ending August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007).

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
10.8

First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”).

10.9	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.10	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.11

Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996 filed with the Securities and Exchange Commission on January 14, 1997).

10.12†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.13†

Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 filed with the Securities and Exchange Commission on October 15, 1999 (the “August 1999 10-Q”)).

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

10.17

Credit Agreement, dated June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.18

Guaranty, dated June 1, 2004, made by Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd. and OXO International Ltd., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.19

Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2004).

10.20†

Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005).

10.21

Second Amendment to Credit Agreement, dated as of September 23, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 of Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ended November 30, 2005 filed with the Securities and Exchange Commission on January 19, 2006 (the “November 2005 10-Q”).

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
10.25

Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2005
10-Q).

10.26

First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2005 10-Q).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
23.2*	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.