Form 10-Q
period 2008-05-31
HELEN OF TROY LTD
filed 2008-07-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 3, 2008
Common Shares, $0.10 par value per share	30,198,198 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except shares and par value)

	May 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,296	$57,851
Temporary investments	—	63,825
Trading securities, at market value	38	36
Receivables - principally trade, less allowance of $4,919 and $1,331	114,642	105,615
Inventories	149,724	144,867
Prepaid expenses	7,895	6,290
Income taxes receivable	2,667	861
Deferred income tax benefits	13,513	16,419
Total current assets	338,775	395,764

Property and equipment, net of accumulated depreciation of $46,647 and $44,524	90,598	91,611
Goodwill	212,621	212,922
Trademarks, net of accumulated amortization of $236 and $235	154,657	161,922
License agreements, net of accumulated amortization of $17,618 and $17,343	24,201	24,972
Other intangible assets, net of accumulated amortization of $6,927 and $6,432	15,141	15,544
Deferred income tax benefits	120	—
Long-term investments	47,067	—
Other assets	9,612	9,258
Total assets	$892,792	$911,993

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable, principally trade	34,203	42,763
Accrued expenses and other current liabilities	58,759	73,697
Total current liabilities	95,962	119,460

Long-term compensation and other liabilities	2,111	2,566
Long-term income taxes payable	8,343	9,181
Deferred income tax liability	—	410
Long-term debt, less current portion	212,000	212,000
Total liabilities	318,416	343,617

Commitments and contingencies

Stockholders’ equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,198,198 and 30,374,703 shares issued and outstanding	3,021	3,038
Additional paid-in-capital	101,049	100,328
Retained earnings	475,959	473,361
Accumulated other comprehensive loss	(5,653)	(8,351)
Total stockholders’ equity	574,376	568,376
Total liabilities and stockholders’ equity	$892,792	$911,993

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2008	2007

Net sales	$145,003	$140,170
Cost of sales	81,982	80,152
Gross profit	63,021	60,018

Selling, general, and administrative expense	45,595	45,717
Operating income before impairment	17,426	14,301

Impairment charges	7,760	—
Operating income	9,666	14,301

Other income (expense):
Interest expense	(3,453)	(4,113)
Other income, net	915	1,254
Total other income (expense)	(2,538)	(2,859)

Earnings before income taxes	7,128	11,442

Income tax expense:
Current	579	592
Deferred	991	733
Net earnings	$5,558	$10,117

Earnings per share:
Basic	$0.18	$0.33
Diluted	$0.18	$0.32

Weighted average common shares used in computing net earnings per share
Basic	30,217	30,294
Diluted	31,017	32,035

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$5,558	$10,117
Adjustments to reconcile net earnings to net cash (used) / provided by operating activities:
Depreciation and amortization	3,445	3,524
Provision for doubtful receivables	3,588	73
Share-based compensation	269	190
Unrealized (gain) loss on securities	(2)	55
Deferred taxes, net	971	583
Gain on the sale of property, plant and equipment	(110)	—
Impairment charges	7,760	—
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(12,456)	11,772
Inventories	(4,715)	(3,718)
Prepaid expenses	(1,605)	(4,228)
Other assets	(498)	(408)
Accounts payable	(8,560)	(3,298)
Accrued expenses	(10,457)	(7,843)
Income taxes payable	(1,743)	(1,909)
Net cash (used) provided by operating activities	(18,555)	4,910

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(2,472)	(1,111)
Acquisitions of business	—	(36,500)
Purchase of temporary investments	—	(57,350)
Sale of temporary investments	15,250	82,850
Proceeds from the sale of property, plant and equipment	973	—
Net cash provided (used) by investing activities	13,751	(12,111)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	116	864
Common share repurchases	(2,886)	—
Share-based compensation tax benefit	19	51
Net cash (used) provided by financing activities	(2,751)	915
Net decrease in cash and cash equivalents	(7,555)	(6,286)
Cash and cash equivalents, beginning of period	57,851	35,455
Cash and cash equivalents, end of period	$50,296	$29,169

Supplemental cash flow disclosures:
Interest paid	$3,160	$3,847
Income taxes paid (net of refunds)	$2,284	$2,516

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended May 31,
	2008	2007

Net earnings, as reported	$5,558	$10,117
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest rate swaps	3,638	1,941
Cash flow hedges - Foreign currency	56	(97)
Unrealized losses - Auction rate securities	(996)	—
Comprehensive income	$8,256	$11,961

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2008

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2008 and February 29, 2008, and the results of our consolidated operations for the three month periods ended May 31, 2008 and 2007. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

In this report and these accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries.

Note 2 – New Accounting Pronouncements

New Accounting Standards Currently Adopted

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). SFAS 106 would require us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insureds.  An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies.  EITF 06-4 became effective for fiscal years beginning after December 15, 2007.  We adopted the provisions of EITF 06-4 at the beginning of fiscal 2009.   The Company reviewed an endorsement-type policy agreement it currently maintains and believes that all subject policies fall outside the scope of EITF 06-4 because the agreement will not survive the retirement of the affected employee.  Accordingly, the adoption of EITF 06-4 had no impact on our consolidated condensed financial statements.

Liability Recognition on Collateral Assignment Split-Dollar Life Insurance Arrangements - In March 2007, the EITF reached a consensus on EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” which provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 became effective for fiscal years beginning after December 15, 2007.   We adopted the provisions of EITF 06-10 at the beginning of fiscal 2009.   We have certain policies that fall within the scope of

the new pronouncement, however, the effects of recording the resulting $0.66 million liability as a cumulative effect adjustment to retained earnings at adoption was not material to our consolidated condensed financial statements.

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  At the beginning of fiscal 2009, we adopted the provisions of SFAS 157 related to financial assets and liabilities. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial statements.  Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company at the beginning of fiscal 2010, and will be applied prospectively. We are currently determining the effect the provisions of SFAS 157 related to nonfinancial assets and liabilities will have, if any, on our consolidated financial statements.  See Note 15 for current required disclosures related to SFAS 157.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No.159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We adopted the provisions of SFAS 159 at the beginning of fiscal 2009 and did not elect the fair value option established by the standard. As such, the adoption had no impact on our consolidated financial statements.

New Accounting Standards Subject to Future Adoption

Accounting for Business Combinations - In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and will have no impact on our transactions recorded to date.

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

Hierarchy of Generally Accepted Accounting Principles - in May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU

Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”   The adoption of SFAS 162 is not expected to have a material effect on our consolidated financial statements.

Note 3 – Litigation

Securities Class Action Litigation – An agreement has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

On June 19, 2008, the Court held a hearing at which it approved the terms of the settlement, the certification of the class for purposes of the settlement, and the award of attorney’s fees and costs related to the lawsuit.  The order approving the settlement will become final thirty days after June 19, 2008.  Under the settlement, the lawsuit has been dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing and will receive a full release of all claims.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   The number of dilutive securities was 800,003 and 1,740,309 for the three month periods ended May 31, 2008 and 2007, respectively.  All dilutive securities during these periods consisted of stock options which were issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. These options totaled 1,920,908 and 284,379 at May 31, 2008 and 2007, respectively.

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended February 29, 2008.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2008 AND 2007

(in thousands)

	Personal
May 31, 2008	Care	Housewares	Total

Net sales	$106,531	$38,472	$145,003
Operating income	7,197	2,469	9,666
Capital, license, trademark and other intangible expenditures	616	1,856	2,472
Depreciation and amortization	2,239	1,206	3,445

	Personal
May 31, 2007	Care	Housewares	Total

Net sales	$106,812	$33,358	$140,170
Operating income	8,872	5,429	14,301
Capital, license, trademark and other intangible expenditures	314	797	1,111
Depreciation and amortization	2,368	1,156	3,524

The following tables contain net assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE NET ASSETS AT  MAY 31, 2008 AND FEBRUARY 29, 2008

(in thousands)

	Personal
	Care	Housewares	Total

May 31, 2008	$536,219	$356,573	$892,792
February 29, 2008	552,329	359,664	911,993

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

Note 6 – Significant Charge against Allowance for Doubtful Accounts

On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million.  For the fiscal quarter ended May 31, 2008, a bad debt provision charge of $3.88 million was made to SG&A and we established a specific allowance of the same amount to account for the portion of the receivable we now estimate will be uncollectible.  The Linens accounts receivable are unsecured and there is uncertainty as to the amount of the balance that the Company may ultimately recover, if any.  These circumstances, when evaluated with additional information surrounding the bankruptcy that recently became available, led us to believe that these adjustments were appropriate.   Linens is a significant customer of the Company with fiscal 2008 net sales of approximately $1.30 million and $17.30 million, for our Personal Care and Housewares segments, respectively.

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	May 31,	February 29,
	(Years)	2008	2008

Land	—	$9,073	$9,073
Building and improvements	10 - 40	62,909	62,832
Computer and other equipment	3 - 10	42,536	42,461
Molds and tooling	1 - 3	8,601	8,299
Transportation equipment	3 - 5	2,720	3,991
Furniture and fixtures	5 - 15	8,176	8,168
Construction in process	—	3,230	1,311
		137,245	136,135
Less accumulated depreciation		(46,647)	(44,524)
Property and equipment, net		$90,598	$91,611

During the quarter ended May 31, 2008, we sold a fractional share of a corporate jet for $0.97 million and recognized a pretax gain of $.10 million.

Depreciation expense was $2.53 million and $2.57 million for the three month periods ended May 31, 2008 and 2007, respectively.

Note 8 – Intangible Assets

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We also perform an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value.

The Company has historically completed its analysis of the carrying value of our goodwill and other intangible assets and our analysis of the remaining useful economic lives of our intangible assets other than goodwill during the first quarter of each fiscal year.  As a result of this year’s analysis, we recorded pretax impairment charges of $7.76 million on certain intangible assets associated with our Personal Care segment.  The charges were recorded in the Company’s income statement for the fiscal quarter ended May 31, 2008 as a component of operating income.  The impairment charges reflect the amounts by which the carrying values of the associated assets exceeded their estimated fair values, determined by their estimated future discounted cash flows.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

INTANGIBLE ASSETS

(in thousands)

			Gross
			Carrying					Net Book
			Amount at	Three Months Ended May 31, 2008				Value at
		Estimated	February 29,			Acquisition	Accumulated	May 31,
Type / Description	Segment	Life	2008	Additions	Impairments	Adjustments	Amortization	2008

Goodwill:
OXO	Housewares	Indefinite	$166,131	$—	$—	$—	$—	$166,131
All other goodwill	Personal Care	Indefinite	46,791	—	—	(301)	—	46,490
			212,922	—	—	(301)	—	212,621

Trademarks:
OXO	Housewares	Indefinite	75,554	—	—	—	—	75,554
Brut	Personal Care	Indefinite	51,317	—	—	—	—	51,317
All other - definite lives	Personal Care	(1)	338	—	—	—	(236)	102
All other - indefinite lives	Personal Care	Indefinite	34,948	—	(7,264)	—	—	27,684
			162,157	—	(7,264)	—	(236)	154,657

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	—	(377)	—	—	17,623
All other licenses	Personal Care	8 - 25 Years	24,315	—	(119)	—	(17,618)	6,578
			42,315	—	(496)	—	(17,618)	24,201

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,741	92	—	—	(6,448)	13,385
	Personal Care	3 - 8 Years	2,235	—	—	—	(479)	1,756
			21,976	92	—	—	(6,927)	15,141

Total			$439,370	$92	$(7,760)	$(301)	$(24,781)	$406,620

(1) Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ended May 31, 2008 and 2007, respectively, as well as our latest estimate of amortization expense for the fiscal years ending the last day of each February from 2009 through 2014.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate Amortization Expense
For the three months ended

May 31, 2008	$771
May 31, 2007	$776

Estimated Amortization Expense
For the fiscal years ended

February 2009	$3,074
February 2010	$3,029
February 2011	$2,353
February 2012	$2,239
February 2013	$2,206
February 2014	$2,039

NOTE 9 - Acquisitions And New Trademark License Agreements

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets of Belson Products (“Belson”), formerly the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36.50 million plus the assumption of certain liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot® and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the U.S., as well as Canada and the United Kingdom.

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

Subsequent to the acquisition, we made certain post-closing adjustments to increase goodwill by $0.13 million.

Note 10 – Short Term Debt

We entered into a five year revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $10 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.0 percent per annum on the face value of the letter of credit.  During the second quarter of fiscal 2008, we permanently reduced the commitment under our Revolving Line of Credit Agreement from $75 million to $50 million, which has resulted in a proportionate decline in the cost of associated commitment fees under the facility.  Outstanding letters of credit reduce the borrowing limit dollar for dollar.  During the first three months of fiscal 2009 and all of fiscal 2008, we did not draw on the Revolving Line of Credit facility.  As of May 31, 2008, there were no revolving loans and $1.45 million of open letters of credit outstanding under this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA.  As of May 31, 2008, these covenants effectively limited our ability to incur more than $131.90 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  Any amounts outstanding under the Revolving Line of Credit Agreement will mature on June 1, 2009. As of May 31, 2008, we were in compliance with the terms of this agreement.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 29,
	2008	2008

Accrued sales returns, discounts and allowances	$24,677	$24,969
Accrued compensation	4,070	11,675
Accrued advertising	6,247	6,917
Accrued interest	2,241	2,092
Accrued royalties	2,940	3,029
Accrued professional fees	1,083	1,273
Accrued benefits and payroll taxes	1,617	1,431
Accrued freight	1,621	1,446
Accrued property, sales and other taxes	1,557	1,196
Foreign currency contracts	(58)	(83)
Interest rate swaps	6,937	12,449
Other	5,827	7,303
Total accrued expenses and other current liabilities	$58,759	$73,697

Note 12 – Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $7.45  million and $7.64 million as of May 31, 2008 and February 29, 2008, respectively. We estimate our warranty accrual using historical trends, which we believe is the most reliable method by which we can estimate our warranty liability.  This liability is included in the line entitled “Accrued sales returns, discounts and allowances” in Note 11.

The following table summarizes the activity in the Company’s accrual for the three month period ended May 31, 2008 and fiscal year ended February 29, 2008:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	May 31,	February 29,
	2008	2008
	(Three Months)	(Year)

Balance at the beginning of the period	$7,635	$6,450
Additions to the accrual	4,394	22,722
Reductions of the accrual - payments and credits issued	(4,582)	(21,537)
Balance at the end of the period	$7,447	$7,635

Note 13 – Income Taxes

Hong Kong Income Taxes – On August 24, 2007, the Inland Revenue Department of Hong Kong (the “IRD”) and the Company reached a settlement regarding tax liabilities assessed for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled with previously acquired tax reserve certificates. We received a cash refund, including interest, of approximately $4.54 million.  During fiscal 2008, in connection with the settlement, we:

•                  reversed $5.41 million representing a portion of the tax provision previously established for those years and recorded $0.20 million of interest income related to tax reserve certificates in excess of the settlement amount; and

•                  reversed $1.94 million of a tax provision and $0.40 million of estimated penalties established for this jurisdiction for future years ending after fiscal 2005, on the basis of the settlement for previous years.

Effective March 2005, we had concluded the conduct of all operating activities in Hong Kong that we believe were the basis of the IRD’s assessments.  The Company established a Macao offshore company (“MOC”) and began similar activities in Macao and China in the third quarter of fiscal 2005.  As a MOC, we have been granted an indefinite tax holiday and pay no taxes.

United States Income Taxes - The IRS recently completed its audit of our U.S. consolidated federal tax returns for fiscal years 2003 and 2004.   We previously disclosed that the IRS provided notice of proposed adjustments of $5.95 million to taxes for the years under audit.  In April 2008, we resolved all outstanding tax issues resulting in no adjustments to either year.  As a result of the settlement, in fiscal 2008 we reversed $3.68 million of tax provisions, including interest and penalties, previously established for those years. Of the $3.68 million, $1.36 million was credited to the fiscal year 2008 tax provision and $2.32 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

The IRS is currently examining our U.S. consolidated federal tax return for fiscal year 2005.  On March 31, 2008, the IRS provided notice of a proposed adjustment of $7.75 million to taxes for the year under audit.  The Company is vigorously contesting this adjustment. To date, this is the only adjustment that has been proposed, however, the audit has not yet been concluded.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management believes that an adequate provision for taxes has been made in our consolidated condensed financial statements.

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

Uncertainty in Income Taxes – The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is not probable, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Effective March 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), which provides guidance for the recognition, derecognition and measurement in the financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a separate liability and not combined with deferred tax liabilities or assets.

As of May 31, 2008, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years

Hong Kong	- None -	2006 - 2008
Mexico	- None -	2003 - 2007
United Kingdom	2005	2006 - 2008
United States	2005	2006 - 2008

The following table summarizes the net change to unrecognized tax benefits during the first three months of fiscal 2009:

UNRECOGNIZED TAX BENEFITS

(in thousands)

February 29, 2008	$9,181
Changes in tax positions taken during a prior year	(838)
May 31, 2008	$8,343

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

We believe that it is reasonably possible that the total amount of unrecognized tax benefits may materially change during the next twelve months due to certain issues pending settlement with the IRS.  Depending on the outcome of the settlement negotiations, the Company estimates that the impact on the Company’s ultimate tax liability could range from a $4.86 million decrease to a $7.65 million increase.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three month periods ended May 31, 2008 and 2007 were 22.0 and 11.6 percent, respectively.

In any given period, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern. The following table shows the comparative impact of these items on our pretax earnings, tax expense and our overall effective tax rates, for three month periods ended May 31, 2008 and 2007:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES

(dollars in thousands)

	Three Months Ended May 31,
	2008 - Increase (Decrease)			2007 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Impairment charges	$(7,760)	$(155)	9.7%	$—	$—	0.0%

Charge to allowance for doubtful accounts due to bankruptcy	(3,876)	(1,360)	-3.2%	—	—	0.0%

Gain on casualty insurance settlements	2,702	67	-3.3%	—	—	0.0%

For the three-month period ended May 31, 2008, the net effect of the significant items shown above was to increase our effective tax rate by 3.2 percentage points.

In addition to the items shown above, other shifts in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Note 14 – Long-Term Debt

A summary of long-term debt was as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		May 31,	February 29,
	Borrowed	Rates	Matures	2008	2008

$15 million unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3 million payable annually beginning on July 2008.	07/97	7.24%	07/12	$15,000	$15,000

$75 million unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/09	75,000	75,000

$50 million unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				215,000	215,000
Less current portion of long-term debt				(3,000)	(3,000)
Long-term debt, less current portion				$212,000	$212,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

Interest rate hedge agreements (the “swaps”) are in place for our floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes. The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively. Under the swaps, we agree with other parties to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  The swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA.  These covenants effectively limited our ability to incur more than $131.90 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of May 31, 2008, we are in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended May 31,
	2008	2007

Interest and commitment fees	$2,482	$4,098
Deferred finance costs	144	182
Interest rate swap settlements	827	(167)
Total interest expense	$3,453	$4,113

Note 15 – Fair Value

In the first quarter of fiscal 2009, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels. The following is a brief description of those three levels:

•                  Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•                  Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The FASB issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2010 year. The Company’s financial assets and liabilities adjusted to fair value at May 31, 2008 are its commercial paper investments included in cash and cash equivalents, money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.  These assets and liabilities are subject to the measurement and disclosure requirements of SFAS 157.  The company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Value at	for Identical Assets	Market Inputs
Description	May 31, 2008	(Level 1)	(Level 2)

Assets
Commercial paper investments	$1,150	$1,150	$—
Money market accounts	43,508	43,508	—
Trading securities	38	38	—
Auction rate securities	47,067	—	47,067
Foreign currency contracts	58	58	—
Total	$91,821	$44,754	$47,067

Liabilities
Interest rate swaps	$6,937	$—	$6,937

Commercial paper investments and money market accounts are included in cash and cash equivalents on the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.  Trading securities are also classified as Level 1 assets because they consist of certain publicly traded stocks which are stated on our consolidated condensed balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date.

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 20.4 to 39.5 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to continue to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and May 31, 2008, we liquidated $15.25 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holding as soon as practicable, but now believe it unlikely that we will be able to liquidate some or all of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we re-classified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value. As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009 we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.  The recording of this unrealized loss is not a result of the quality of the underlying collateral.

Our estimate of fair value is currently based upon a survey of recent write-downs reported by a sample of public companies with similar investment holdings in student loan backed auction rate securities.  We believe the survey constitutes a fair value determination derived from indirectly observable market based information and requires classification of our ARS holdings as a long-term investment.

We use derivatives for hedging purposes pursuant to SFAS 133, and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable market based information.

Note 16 – Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of May 31, 2008 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$15,000	$3,000	$3,000	$3,000	$3,000	$3,000	$—
Term debt - floating rate (1)	200,000	—	75,000	—	50,000	—	75,000
Long-term incentive plan payouts	2,661	1,532	970	159	—	—	—
Interest on floating rate debt (1)	41,288	11,870	7,821	7,453	4,753	4,508	4,883
Interest on fixed rate debt	2,308	896	679	462	244	27	—
Open purchase orders	133,453	133,453	—	—	—	—	—
Minimum royalty payments	78,642	4,619	6,517	6,085	5,330	4,807	51,284
Advertising and promotional	86,543	7,176	6,100	5,597	5,747	5,499	56,424
Operating leases	12,677	2,029	1,995	1,512	1,031	988	5,122
Capital spending commitments	908	908	—	—	—	—	—
Other	20	20	—	—	—	—	—
Total contractual obligations (2)	$573,500	$165,503	$102,082	$24,268	$70,105	$18,829	$192,713

(1)

As mentioned above in Note 14, the Company uses interest rate hedge agreements (the “swaps”) in conjunction with its unsecured floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes. The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt has been estimated using these rates.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2008, we have recorded $5.68 million of net income tax liabilities, including the provision for our uncertain tax positions. While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.74 million and $0.67 million for the three month periods ended May 31, 2008 and 2007, respectively.

Note 17 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three month periods ended May 31, 2008 and 2007, approximately 17 and 15 percent, respectively, of our net sales were in foreign currencies. These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss). These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms. The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred. These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated condensed statements of income. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest Rate Risk – Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and investments and the amount of interest expense we incur on any short-term and long-term borrowings. Interest on our long-term debt outstanding as of May 31, 2008 is both floating and fixed. Fixed rates are in place on $15 million of senior notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note 14, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”). We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 2.70 percent as of May 31, 2008 on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, should interest rates continue to drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective. Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated condensed balance sheet and will not be reclassified into earnings until the conclusion of the hedge. A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt. The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts. The settlement is recognized as a component of  “Interest expense” in the consolidated condensed statements of income.

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at May 31, 2008 and February 29, 2008:

CASH FLOW HEDGES
May 31, 2008
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at May 31,	Weighted Average Forward Rate	Weighted Average Forward Rate at May 31,	Market Value of the Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9805	1.9242	1.9478	$(118)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9805	1.9644	1.9293	$176
Subtotal										$58

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,640)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,891)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(3,406)
Subtotal										$(6,937)

Fair Value of Cash Flow Hedges										$(6,879)

February 29, 2008
Contract	Currency	Notional	Contract	Range of Maturities		Spot Rate at Contract	Spot Rate at	Weighted Average Forward Rate	Weighted Average Forward Rate at Feb. 29,	Market Value of the Contract in U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	Feb. 29, 2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	$(99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(6,481)
Subtotal										$(12,449)

Fair Value of Cash Flow Hedges										$(12,366)

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk. Cash consists of both interest bearing and non-interest bearing operating disbursement accounts. Cash equivalents consist of commercial paper and money market investment accounts. Temporary and long-term investments consist of AAA auction rate notes that we normally seek to dispose of within 35 or fewer days (“auction rate securities”). The following table summarizes the cash, cash equivalents and investments we held at May 31, 2008 and February 29, 2008:

CASH, CASH EQUIVALENTS AND INVESTMENTS HOLDINGS

(in thousands)

	May 31, 2008		February 29, 2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$4,928	0.0 to 4.75%	$6,871	0.0 to 5.40%
Cash held in non interest-bearing operating accounts - restricted	710	—	701	—
Commercial paper	1,150	2.29%	1,785	3.15 to 3.19%
Money market accounts	43,508	2.00 to 6.00%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$50,296		$57,850

Auction rate securities - collateralized by student loans	$47,067	0.0 to 5.38%	$63,825	4.50 to 9.90%

Our cash balances at May 31, 2008 and February 29, 2008 include restricted cash of $0.71 million and $0.70 million, respectively, denominated in Venezuelan Bolivars Fuertes, shown above under the heading “Cash held in non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot repatriate this cash at this time.

Most of our cash equivalents and investments are in money market accounts, commercial paper and auction rate securities with frequent rate resets, therefore we believe there is no material interest rate risk. In addition, our commercial paper and auction rate securities are purchased from issuers with high credit ratings, therefore, we believe the credit risk is low.

We hold investments in auction rate securities collateralized by student loans (with underlying maturities from 20.4 to 39.5 years). Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days. Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to continue to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand. However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security. The rate is generally equal to or higher than the current market rate for similar securities. The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed appropriate based on the circumstances and level of information we had at that time. Between February 29, 2008 and May 31, 2008, we liquidated $15.25 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term. We intend to reduce our remaining holding as soon as practicable, but now believe it unlikely that we will be able to liquidate some or all of our holdings over the next twelve months. Accordingly, at May 31, 2008, we re-classified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value. As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009 we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million. The recording of this unrealized loss is not a result of the quality of the underlying collateral.

Note 18 – Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006. On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009. During the fiscal quarter ended May 31, 2008, we purchased and retired 187,505 common shares under this resolution at a total purchase price of $2.89 million, for a $15.39 per share average price. From September 1, 2003 through May 31, 2008, we have repurchased 2,846,733 shares at a total cost of $74.50 million, or an average price per share of $26.17. An additional 153,267 common shares remain authorized for purchase under this plan as of May 31, 2008. The following schedule sets forth the purchase activity for the three months  ended May 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2008	187,505	$15.39	187,505	153,267
April 1 through April 30, 2008	—	—	—	153,267
May 1 through May 31, 2008	—	—	—	153,267
Total	187,505	$15.39	187,505	153,267

Note 19 – Share-Based Compensation Plans

We have equity awards outstanding under three share-based compensation plans. The plans consist of an employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”), a non-employee director stock option plan adopted in fiscal year 1996 (the “Directors’ Plan”) , and an employee stock purchase plan adopted in 1998 (the “Stock Purchase Plan”). These plans are described below. The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee independent directors. During fiscal 2008, the last stock options outstanding under a stock option and restricted stock plan (adopted in 1994) were exercised. Therefore, this plan is no longer in effect.

Under the 1998 Plan, we have reserved a total of 6,750,000 common shares for issuance to key officers and employees. The plan provides for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one, four, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. As of May 31, 2008, 250,036 shares remained available for issue and options to purchase 5,572,933 shares of stock were outstanding under this plan. The 1998 Plan will expire by its terms on August 25, 2008.

Under the Directors’ Plan, we reserved a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The Directors’ Plan expired by its terms on June 6, 2005. As of May 31, 2008, options to purchase 236,000 shares of stock were outstanding under this plan.

Under the Stock Purchase Plan, we have reserved a total of 500,000 common shares for issuance to our employees, nearly all of whom are eligible to participate. Under the terms of the Stock Purchase Plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the Stock Purchase Plan is equal to the lower of 85 percent of the shares’ fair market value on either the first day of each option period or the last day of each period. No shares were issued during the fiscal quarter ended May 31, 2008, and as of that date, 280,372 shares remained available for future issue under the plan. The Stock Purchase Plan will terminate in July 2008.

The Company recorded stock-based compensation expense in selling, general and administrative expense for the three months ended May 31, 2008 and 2007, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2008	2007

Stock options	$269	$190
Employee stock purchase plan	—	—
Share-based payment expense	269	190
Less income tax benefits	(19)	(51)
Share-based payment expense, net of income tax benefits	$250	$139

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three months ended May 31, 2008 and 2007:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended May 31,
	2008	2007

Weighted average fair value of grants (in dollars)	$3.43	$9.23
Risk free interest rate	1.87%	4.65%
Dividend yield	0.00%	0.00%
Expected volatility	47.71%	37.21%
Weighted average expected life (in years)	3.38	3.89

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

Stock Purchase Plan shares vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

A summary of option activity for the period ended May 31, 2008, and changes during the three months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 29, 2008	5,823	$15.34	$5.58	3.69	$14,171
Granted	1	22.75
Exercised	(11)	(7.58)			94
Forfeited / expired	(4)	(22.15)
Outstanding at May 31, 2008	5,809	$15.34	$5.58	3.44	$22,297

Exerciseable at May 31, 2008	5,282	$14.58	$5.30	3.05	$22,296

A summary of non-vested option activity as of May 31, 2008, and changes during the three months then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 29, 2008	545	$8.38
Granted	1	3.43
Vested or forfeited	(19)	(8.40)
Outstanding at May 31, 2008	527	$8.37

A summary of the Company’s total unrecognized share-based compensation cost as of May 31, 2008 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$3,246	39.7

Note 20 – Gain on Casualty Insurance Settlements

On March 6, 2008, a fire at a third-party managed distribution facility in Vitoria, Brazil destroyed personal care products inventory with a recorded value of $1.01 million. As a result, we experienced some Personal Care segment sales disruptions in the Brazilian market through the balance of the first quarter of fiscal 2009, but believe we can replace the inventories and restore our ability to appropriately service sales over the second and third quarters of fiscal 2009. The impact on our quarterly and annual results in fiscal 2009 due to lost revenue and associated costs was immaterial to our consolidated operating results. We filed claims with our casualty insurance carrier on this inventory and have been notified by our carrier that they will settle the claim for an estimated $3.47 million. Accordingly, we have recorded a gain on casualty insurance settlement of $2.46 million in SG&A for the fiscal quarter ended May 31, 2008. Also, during the same quarter, we recorded an additional gain in SG&A on certain other loss claims of $0.24 million.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2008.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

Our first fiscal quarter of each year is our seasonal low point in terms of overall activity, with sales tending to average approximately 21 percent of the year’s total on a historical basis. Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third quarter.

Net sales in our Personal Care segment were down 0.3 percent for the three months ended May 31, 2008, when compared to the same period last year.  Removing the impact of the Belson Products (“Belson”) acquisition in the first quarter of fiscal 2008, net sales in the Personal Care segment were down 3.0 percent for the three months ended May 31, 2008, when compared to the same period last year.  Internationally, we continue to grow our business, but in North America, we believe that the following factors continue to contribute to declines in sales in our Personal Care segment:

•                  A difficult domestic retail environment, in which many of our retail partners have faced slowing same store sales trends resulting from such economic factors as high gasoline prices, anticipation of higher home heating prices, tightening credit markets, the recent sub-prime mortgage crisis, the overall slowdown in the U.S. housing market, and a general decline in consumer confidence.

•                  A number of our key retail partners reduced their inventory levels, resulting in lower sales orders for the quarter.

•                  In our retail division, expanded product line offerings by certain competitors and replacement of branded merchandise with private label merchandise by certain retailers have impacted our net sales, when compared to the same period last year.  In our professional division, key customers are merchandising private label products in our categories which is presenting a challenge to branded sales growth.

Our Housewares segment continues to experience record net sales as a result of product line expansion, geographic expansion and additional domestic distribution.  Net sales in the segment were up approximately 15.3 percent for the quarter ended May 31, 2008, when compared to the same period last year.  Future sales growth in this segment of our business will depend on new product innovation, product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst most tiers of retailers is extensive.  In addition, retail consumer spending behavior in this segment has some correlation to the overall health of the economy, including housing and credit markets.  Accordingly, we are cautious about our ability to maintain the same pace of sales growth in the future.

Global economic conditions continue to put upward pressure on our product costs. These conditions include:

•                  Rising energy costs, transportation costs and the costs of the basic materials used to manufacture our products, namely: plastic resins, copper, stainless steel, and other metals.

•                  Declining labor availability and evolving government labor regulations and associated compliance standards are causing increases in labor costs in China, where we source a significant portion of our products.  These conditions have forced certain of our suppliers to exit the business, leading to supply shortages and added tooling costs.

•                  The continued appreciation of the Chinese Renminbi with respect to the U.S. Dollar, which will likely increase future product costs.

Highlights of the three month period ended May 31, 2008 follow:

•                  Consolidated net sales for the fiscal quarter ended May 31, 2008 increased 3.4 percent to $145.00 million compared to $140.17 million for the same period last year. Our Housewares segment contributed growth of $5.1 million, or 3.6 percentage points, to consolidated net sales for the three month period ended May 31, 2008, when compared to the same period last year.  Growth in our Housewares segment’s net sales were offset by declines in our Personal Care segment’s net sales.  These declines totaled $0.28 million or 0.2 percentage points to consolidated net sales for the three month period ended May 31, 2008, when compared to the same period last year.

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended May 31, 2008 increased 0.7 percentage points to 43.5 percent compared to 42.8 percent for the same period last year.

•                  SG&A as a percentage of net sales for the fiscal quarter ended May 31, 2008 decreased 1.2 percentage points to 31.4 percent compared to 32.6 percent for the same period last year.  SG&A includes a $3.88 million charge to bad debt expense due to the bankruptcy of a significant customer offset somewhat by $2.70 million in gains on casualty insurance settlements.  For further information regarding the bankruptcy and the insurance settlements, see Notes 6 and 20, respectively in the accompanying consolidated condensed financial statements.

•                  As more fully described below in our Personal Care segment analysis, during the first fiscal quarter, we recorded pretax impairment charges totaling $7.76 million ($7.60 million after tax) on certain intangible assets.

•                  During the fiscal quarter ended May 31, 2008, we liquidated $15.25 million of auction rate securities (“ARS”).  As a result of the ongoing lack of liquidity in the market for these securities, we reclassified our remaining auction rate securities as long-term assets, and recorded a temporary pretax unrealized loss of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.

•                  Our financial position strengthened when compared to our financial position at May 31, 2007.  Our working capital position improved $16.50 million to $242.81 million at May 31, 2008 compared to $226.31 million at May 31, 2007.  Total current and long-term debt outstanding at May 31, 2008 was $215.00 million compared to $250.00 million outstanding at May 31, 2007.   Total stockholders’ equity was $574.38 million at May 31, 2008 compared to $528.39 million at May 31, 2007.

RESULTS OF OPERATIONS

Comparison of three month period ended May 31, 2008 to the same period ended May 31, 2007.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Net sales
Personal Care Segment	$106,531	$106,812	$(281)	-0.3%	73.5%	76.2%
Housewares Segment	38,472	33,358	5,114	15.3%	26.5%	23.8%
Total net sales	145,003	140,170	4,833	3.4%	100.0%	100.0%
Cost of sales	81,982	80,152	1,830	2.3%	56.5%	57.2%
Gross profit	63,021	60,018	3,003	5.0%	43.5%	42.8%

Selling, general, and administrative expense	45,595	45,717	(122)	-0.3%	31.4%	32.6%
Operating income before impairment	17,426	14,301	3,125	21.9%	12.0%	10.2%

Impairment charges	7,760	—	7,760	*	5.4%	0.0%
Operating income	9,666	14,301	(4,635)	-32.4%	6.7%	10.2%

Other income (expense):
Interest expense	(3,453)	(4,113)	660	-16.0%	-2.4%	-2.9%
Other income, net	915	1,254	(339)	-27.0%	0.6%	0.9%
Total other income (expense)	(2,538)	(2,859)	321	-11.2%	-1.8%	-2.0%
Earnings before income taxes	7,128	11,442	(4,314)	-37.7%	4.9%	8.2%
Income tax expense	1,570	1,325	245	18.5%	1.1%	0.9%
Net earnings	$5,558	$10,117	$(4,559)	-45.1%	3.8%	7.2%

*    Calculation is not meaningful

Consolidated sales

Consolidated net sales for the fiscal quarter ended May 31, 2008 increased 3.4 percent to $145.00 million compared with $140.17 million for the same period last year. Core business growth (business owned and operated over the same fiscal period last year) contributed $0.70 million, or 0.5 percent, to consolidated net sales growth while new product acquisitions contributed $4.13 million, or 2.9 percent, to our consolidated net sales growth for the fiscal quarter ended May 31, 2008.  New product acquisitions consisted of two month’s net sales of the Belson line of professional appliances, which was acquired as of May 1, 2007. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Three Months Ended May 31,
	2008	2007

Prior year’s net sales for the same period	$140,170	$130,441

Components of net sales change
Core business net sales change	703	6,276
Net sales from acquisitions (non-core business net sales)	4,130	3,453
Change in net sales	4,833	9,729
Net sales	$145,003	$140,170

Total net sales growth	3.4%	7.5%
Core business net sales change	0.5%	4.8%
Net sales change from acquisitions (non-core business net sales change)	2.9%	2.7%

During the three month periods ended May 31, 2008 and 2007, we transacted approximately 17 and 15 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real and the Mexican Peso.  The overall net impact of foreign currency changes provided approximately $1.29 million and $0.83 million of additional sales in U.S. Dollars for the quarters ended May 31, 2008 and 2007, respectively.

Segment net sales

Personal Care Segment - Net sales in the Personal Care segment for the first fiscal quarter decreased 0.3 percent to $106.53 million compared with $106.81 million for the same period last year.  Sales increases in grooming, skin care, and hair products, and brushes, combs, and accessories were offset by a decrease in appliance net sales, when compared to the same period last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs with the objective of maintaining, and, in some cases, acquiring additional retail shelf space.  The prices of raw materials such as copper, steel, plastics and alcohol have continued to increase.  In addition, inbound transportation costs have been escalating, and are expected to continue to escalate, as a result of increased petroleum prices.  We continuously evaluate the need and ability to raise product prices with our customers.  In some cases, we have been successful raising prices to our customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price.  Sales price increases and product enhancements can have long lead times before their impact is realized.

Our Personal Care segment has three major product categories and comments specific to each category follow:

•                  Appliances.  Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers.  Net sales for the three month period ended May 31, 2008 declined 1.2 percent when compared to the same period last year.  Removing the impact of the Belson acquisition in the first quarter of last fiscal year, net sales in the appliances product category were down 4.3 percent, when compared to the same period last year.

For the quarter ended May 31, 2008, increases in sales prices and changes in product mix contributed approximately 6.5 percent to net sales growth.  A decrease in sales volume had a negative 7.7 percent impact on net sales growth.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Fusion Tools™, and Health o Meter® were key selling brands in this product line.

•                  Grooming, Skin Care, and Hair Products.  Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products.  Our grooming, skin care, and hair care brand portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, Final Net® and Skin Milk® brand names. Net sales for the three month period ended May 31, 2008 increased 3.2 percent when compared against the same period last year.

For the quarter ended May 31, 2008, increases in sales prices, contributed approximately 6.0 percent to net sales growth while a decrease in sales volume had a negative 2.8 percent impact on net sales growth.

Our Latin American region continued to experience double digit net sales increases, which were offset by quarter-over-quarter net sales declines in our North American region.  In the Latin American region, net sales growth is being driven primarily by the performance of our Brut® and Ammens® brands.  Within these core brands, our strategy of developing product line extensions continues to help to generate sales growth.

In North America, comparable period sales were negatively impacted by lower consumer demand across most brands, the discontinuance of Epil-Stop® by many retailers starting in the third fiscal quarter of last year and continued Epil-Stop® sales returns in the current fiscal quarter.  As previously disclosed in the third quarter of fiscal 2008, we wrote off 100 percent of the carrying value of the Epil-Stop® trademark.  In North America, Brut® and Sea Breeze® were key selling brands for this product line.

•                  Brushes, Combs, and Accessories.  Net sales for the three month period ended May 31, 2008 increased 0.2 percent, respectively, over the same period last year.  Unit volume increases, mostly due to a full three month’s worth of sales of the Belson Comare® line of brushes and Shear Technology® utility implements, contributed 2.2 percent to net sales growth.   Results for the three month period ended May 31, 2007 included only one month’s worth of net sales for the Belson Comare® line because Belson was acquired May 1, 2007.  The effects of the unit volume increases were offset somewhat by the negative impact of a 2.0 percent average unit price decrease which was  primarily due to product mix changes.  Vidal Sassoon®, Revlon®, Karina® and Belson Comare® were the key selling brands in this line.

Housewares Segment - Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales for the three month period ended May 31, 2008 increased 15.3 percent to $38.47 million compared to $33.36 million for the same period last year.  Unit volume increases contributed 26.9 percent to net sales growth primarily due to growth with existing accounts and our continued expansion of net sales in the United Kingdom and Japan.  New products and line extensions are contributing to sales growth.  These include Good Grips® POP modular line of food storage containers and our re-staged line of Candela® portable, cordless, rechargeable table and counter-top ambience lighting products.  Average unit prices decreased due to product mix, which had a 11.6 percent negative impact on net sales.

While the Housewares segment continued its trend of double digit sales growth during this current year, future sales growth in this segment of our business will be dependent on new product innovation, product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst most tiers of retailers is extensive.  In addition, retail consumer spending behavior in this segment is somewhat correlated to the overall health of the economy, including housing and credit markets.  Accordingly, we are cautious about our ability to maintain the same pace of sales growth in the future.

OXO Good Grips®, OXO SoftWorks® and OXO Steel® were the key selling brands in this product group.

Consolidated gross profit margins

Consolidated gross profit as a percentage of net sales for the three month period ended May 31, 2008, increased 0.7  percentage points to 43.5 percent compared to 42.8 percent for the same period last year.

Gross margins in our core personal care appliance category showed overall improvement for the three month period ended May 31, 2008, when compared to the same period last year.  The improvement was due to a combination of price increases, new product introductions at higher price points and the decline of lower margin health and wellness sales.  In our appliance business, we continue to work with suppliers to develop and design certain proprietary key electrical components exclusively available for our product lines.  These designs, coupled with our production volumes, allow us to secure pricing advantages over similar standard components available from third parties without sacrificing quality.  The extent to which we will be able to continue to implement price increases or achieve improved sourcing costs, and the timing and the ultimate impact of such changes on net sales and cost of sales are uncertain.

Gross margins for grooming, skin care, hair products improved in the first quarter when compared to the same period last fiscal year.  Domestic product mix and price changes and the introduction of Brut XT® in Latin America were the primary reasons for the improvement.

Gross margins for the brushes, combs, and accessories category were generally lower when compared to the same period last fiscal year.  Factors tending to narrow gross margins in this category were the impact of higher raw materials costs combined with customer pricing pressures, including increased customer incentives.

Gross margins for the Housewares segment were slightly lower due primarily to product mix shifts to higher price point, lower margin items and higher cost of goods driven by underlying higher raw materials and labor costs.

Selling, general, and administrative expense

SG&A as a percentage of net sales for the fiscal quarter ended May 31, 2008 decreased 1.2 percentage points to 31.4 percent compared to 32.6 percent for the same period last year.  This included the impact of a $3.88 million charge to bad debt expense due to the bankruptcy of a significant customer, net of $2.70 million in gains on casualty insurance settlements, as further discussed in Notes 6 and 20, respectively, in the accompanying consolidated condensed financial statements.  Improvement over the same periods last year is largely due to our improved warehouse cost structure and lower advertising expenses, partially offset by increased outbound freight costs.

Impairment charges

The Company historically has completed its analysis of the carrying value of our goodwill and other intangible assets and our analysis of the remaining useful economic lives of our intangible assets other than goodwill during the first quarter of each fiscal year.  As a result of this year’s analysis, we recorded pretax impairment charges of $7.76 million on certain intangible assets associated with our Personal Care segment.  The charges were recorded in the Company’s income statement for the fiscal quarter ended May 31, 2008 as a component of operating income.  The impairment charges reflect the amounts by which the carrying values of the associated assets exceeded their estimated fair values, determined by their estimated future discounted cash flows.

Operating income by segment

The following table sets forth, for the periods indicated, our operating income by segment, as a year-over-year percentage change, and as a percentage of net sales:

(dollars in thousands)

	Quarter Ended May 31,				% of Segment Net Sales
	2008	2007	$ Change	% Change	2008	2007

Personal Care	$7,197	$8,872	$(1,675)	-18.9%	6.8%	8.3%
Housewares	2,469	5,429	(2,960)	-54.5%	6.4%	16.3%
Total operating income	$9,666	$14,301	$(4,635)	-32.4%	6.7%	10.2%

For the three month period ended May 31, 2008, operating income in the Personal Care segment included the impact of $7.76 million of impairment charges and a $2.70 million gain on casualty insurance settlements, as described above.  The impact of these items reduced the Personal Care segment’s operating income by $5.06 million for the quarter.

Operating income in the Housewares segment for the three month period ended May 31, 2008 is lower on a percentage of sales basis due to a charge to bad debt expense resulting from the bankruptcy of a significant customer, as further discussed in Note 6 to the accompanying consolidated condensed financial statements.  The Housewares segment’s share of the bad debt expense charge was $3.72 million.

Operating income for each operating segment is computed based on net sales, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

Interest expense and other income / (expense)

Interest expense for the three month period ended May 31, 2008 decreased to $3.45 million compared to $4.11 million for the same period last year.  The overall decrease in interest expense was due to lower amounts of debt outstanding during the quarter ended May 31, 2008, when compared to the same period last year.

Other income, net, for the three month period ended May 31, 2008 was $0.92 million compared to $1.25 million for the same period last year.  The following table sets forth, for the periods indicated, the key components of other income and expense, as a year-over-year percentage change and as a percentage of net sales:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Interest income	$918	$1,082	$(164)	-15.2%	0.6%	0.8%
Unrealized gains (losses) on securities	1	(55)	56	*	0.0%	0.0%
Miscellaneous other income	(4)	227	(231)	*	0.0%	0.2%
Total other income (expense)	$915	$1,254	$(339)	-27.0%	0.6%	0.9%

*    Calculation is not meaningful

Interest income was lower for the three month period ended May 31, 2008, when compared to the same period last year due to lower interest rates earned on our mix of investments.

Income tax expense

Income tax expense for the three month periods ended May 31, 2008 was 22.0 percent of earnings before income taxes compared to 11.6 percent for the same period last year.

In any given period, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern. The following table shows the comparative impact of these items on our pretax earnings, tax expense and effective tax rates, for each of the periods covered by this report.

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

	Three Months Ended May 31,
	2008			2007
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense, as reported	$7,128	$1,570	22.0%	$11,442	$1,325	11.6%

Impairment charges	7,760	155	2.0%	—	—	0.0%

Charge to allowance for doubtful accounts due to bankruptcy	3,876	1,360	35.1%	—	—	0.0%

Gain on casualty insurance settlements	(2,702)	(67)	2.5%	—	—	0.0%
Pretax earnings and tax expense, without significant items	$16,062	$3,018	18.8%	$11,442	$1,325	11.6%

Excluding the impact of significant items shown above, the fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high tax rate and low tax rate jurisdictions in which we conduct our business.

The table above reports non-GAAP earnings and tax expense, which excludes specified significant items.   Non-GAAP earnings, as discussed in the preceding table may be considered non-GAAP Financial Information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP based measures presented under our consolidated condensed statements of income. The Company believes that its non-GAAP earnings and tax expense, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP earnings and tax expense, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective.  The Company also believes that the non-GAAP measures provided by the Company facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP net earnings is not prepared in accordance with GAAP, is not an alternative to GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of May 31, 2008 and May 31, 2007 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended May 31,
	2008	2007

Accounts Receivable Turnover (Days) (1)	68.5	71.0
Inventory Turnover (Times) (1)	2.4	2.3
Working Capital (in thousands)	$242,813	$226,310
Current Ratio	3.5 : 1	2.8 : 1
Ending Debt to Ending Equity Ratio (2)	37.4%	47.3%
Return on Average Equity (1)	10.3%	10.5%

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

Operating activities

Operating activities consumed $18.56 million of cash during the first three months of fiscal 2009, compared to $4.91 million of cash provided during the same period in fiscal 2008.  The decrease in operating cash flow was primarily due to the timing of fluctuations in working capital components, particularly in accounts receivable, accounts payable and accrued expenses.

Accounts receivable increased $9.02 million to $114.64 million as of May 31, 2008, compared to $105.62 million at the end of fiscal 2008.   Accounts receivable turnover improved to 68.5 days at May 31, 2008, from 71.0 days at May 31, 2007.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $4.85 million to $149.72 million as of May 31, 2008, compared to $144.87 million at the end of fiscal 2008.  Inventory turnover improved to 2.4 times at May 31, 2008 compared to 2.3 times for the same period at May 31, 2007.

Working capital increased to $242.81 million at May 31, 2008, compared to $226.31 million at May 31, 2007.  Our current ratio improved to 3.5:1 at May 31, 2008, compared to 2.8:1 at May 31, 2007. The improvement in our working capital position over the past year is the result of the strength of our cash flow, active receivables management, and a reduction in income taxes payable resulting from tax settlements.   Over the last twelve months this allowed us to use $9.07 million of cash for capital and trademark acquisitions, pay down $35.00 million of debt, and increase our cash, investments and trading securities by $37.85 million.

Investing activities

Investing activities provided $13.75 million of cash during the three months ended May 31, 2008. Listed below are some significant highlights of our investing activities:

•                  We spent $0.28 million on molds and tooling, $0.55 million on information technology infrastructure and $1.54 million on building improvements, primarily for new office space for our Housewares segment.

•                  We liquidated $15.25 million of investments.

•                  We received net proceeds from the sale of property, plant and equipment of approximately $1.00 million.

Financing activities

Financing activities used $2.75 million of cash during the three months ended May 31, 2008.  Highlights of those activities follow:

•                  Employees exercised 11,000 options for common shares, providing $0.09 million of cash and $0.03 million in related tax benefits.

•                  We repurchased and retired 187,505 common shares at a total purchase price of $2.89 million, for a $15.39 per share average price.

Table fo Contents

Contractual obligations and commercial commitments

Our contractual obligations and commercial commitments, as of May 31, 2008, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$15,000	$3,000	$3,000	$3,000	$3,000	$3,000	$—
Term debt - floating rate (1)	200,000	—	75,000	—	50,000	—	75,000
Long-term incentive plan payouts	2,661	1,532	970	159	—	—	—
Interest on floating rate debt (1)	41,288	11,870	7,821	7,453	4,753	4,508	4,883
Interest on fixed rate debt	2,308	896	679	462	244	27	—
Open purchase orders	133,453	133,453	—	—	—	—	—
Minimum royalty payments	78,642	4,619	6,517	6,085	5,330	4,807	51,284
Advertising and promotional	86,543	7,176	6,100	5,597	5,747	5,499	56,424
Operating leases	12,677	2,029	1,995	1,512	1,031	988	5,122
Capital spending commitments	908	908	—	—	—	—	—
Other	20	20	—	—	—	—	—
Total contractual obligations (2)	$573,500	$165,503	$102,082	$24,268	$70,105	$18,829	$192,713

(1)  As mentioned above in Note 14 to the accompanying consolidated condensed financial statements, the Company uses interest rate hedge agreements (the “swaps”)  in conjunction with its unsecured floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively, beginning September 29, 2006.   Accordingly, the future interest obligations related to this debt has been estimated using these rates.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2008, we have recorded $5.68 million of net income tax liabilities, including the provision for our uncertain tax positions.  While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

Off-balance sheet arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs

As of May 31, 2008, we have no outstanding borrowings and $1.45 million of open letters of credit under our Revolving Line of Credit Agreement.  We have not drawn on this facility during the current fiscal year.

At May 31, 2008, we held approximately $47.07 million of our investments in auction rate securities collateralized by student loans.  At this time, there is very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these auction rate notes at their recorded values or at all.  If we are unable to sell the notes on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our Revolving Line of Credit Agreement in order to meet those needs.  For more information, see “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2008.

On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Linens is a significant customer of the Company with

Table fo Contents

fiscal 2008 net sales of approximately $1.30 million and $17.30 million, for our Personal Care and Housewares segments, respectively.  It is possible that future levels of revenue from this customer may be significantly reduced or eliminated, depending on the ultimate resolution of Linens liquidity issues, and its ability to successfully emerge from bankruptcy protection.

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

The Company may elect to repurchase additional common shares from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in the Company’s most recent annual report on Form 10-K filed with the SEC.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the discussion which follows regarding ARS, there have been no material changes to the Company’s critical accounting policies from the information provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 29, 2008.

Auction rate securities - As a result of the market failure and lack of liquidity in the current ARS market, our ARS at May 31, 2008 were valued using an estimate of fair value based upon a survey of recent write-downs reported by a sample of public company’s with similar investment holdings in student loan backed auction rate securities.  We believe the survey constitutes a fair value determination derived from indirectly observable market based information and requires classification of our ARS holdings as a long-term investment.

For a more comprehensive list of our accounting policies, read Note 1 – “Summary of Significant Accounting Policies,” accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended February 29, 2008.  Note 1 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated condensed financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – “New Accounting Pronouncements,” to the accompanying consolidated condensed financial statements of this Quarterly Report on Form 10-Q, for a discussion of the status and potential impact of new accounting pronouncements.

Table fo Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates, interest rates and the liquidity of our investments are our primary financial market risks.

Foreign currency risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2008 and 2007, approximately 17 and 15 percent, respectively, of our net sales were in foreign currencies. These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.   We incurred foreign currency exchange gains of $0.27 million and $0.65 million during the fiscal quarters ended May 31, 2008 and 2007, respectively.

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

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss). These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated condensed statements of income.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Table fo Contents

Interest rate risk

Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of May 31, 2008 is both floating and fixed.  Fixed rates are in place on $15 million of senior notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note 14 to the accompanying consolidated condensed financial statements, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 2.70 percent as of May 31, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should interest rates continue to drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated condensed balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated condensed statements of income.

Our levels of debt, certain additional draws against our Revolving Line of Credit Agreement (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile.

Table fo Contents

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at May 31, 2008 and February 29, 2008:

CASH FLOW HEDGES

May 31, 2008
									Weighted	Market
								Weighted	Average	Value of the
						Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	May 31,	Forward Rate	at May 31,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9805	1.9242	1.9478	$(118)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9805	1.9644	1.9293	$176
Subtotal										$58

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,640)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,891)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(3,406)
Subtotal										$(6,937)

Fair Value of Cash Flow Hedges										$(6,879)

February 29, 2008
									Weighted	Market
								Weighted	Average	Value of the
						Spot Rate at		Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract	Range of Maturities		Contract	Spot Rate at	Forward Rate	at Feb. 29,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	Feb. 29, 2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	$(99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(6,481)
Subtotal										$(12,449)

Fair Value of Cash Flow Hedges										$(12,366)

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Counterparty credit risk

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

Table fo Contents

Risks inherent in cash, cash equivalents and investment holdings

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary and long-term investments consist of AAA auction rate notes that we normally seek to dispose of within 35 or fewer days (“auction rate securities”).  The following table summarizes the cash, cash equivalents and investments we held at May 31, 2008 and February 29, 2008:

CASH, CASH EQUIVALENTS AND INVESTMENTS HOLDINGS

(in thousands)

	May 31, 2008		February 29, 2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$4,928	0.0 to 4.75%	$6,871	0.0 to 5.40%
Cash held in non interest-bearing operating accounts - restricted	710	—	701	—
Commercial paper	1,150	2.29%	1,785	3.15 to 3.19%
Money market accounts	43,508	2.00 to 6.00%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$50,296		$57,850

Auction rate securities - collateralized by student loans	$47,067	0.0 to 5.38%	$63,825	4.50 to 9.90%

Our cash balances at May 31, 2008 and February 29, 2008 include restricted cash of $0.71 million and $0.70 million, respectively, denominated in Venezuelan Bolivars Fuertes, shown above under the heading “Cash held in non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot repatriate this cash at this time.

Most of our cash equivalents and investments are in money market accounts, commercial paper and auction rate securities with frequent rate resets, therefore we believe there is no material interest rate risk.  In addition, our commercial paper and auction rate securities are purchased from issuers with high credit ratings, therefore, we believe the credit risk is low.

We hold investments in auction rate securities collateralized by student loans (with underlying maturities from 20.4 to 39.5 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to continue to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and May 31, 2008, we liquidated $15.25 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holding as soon as practicable, but now believe it unlikely that we will be able to liquidate some or all of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we re-classified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company

Table fo Contents

determined that original cost no longer approximates fair value. As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009 we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.  The recording of this unrealized loss is not a result of the quality of the underlying collateral.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 29, 2008 and risks otherwise described from time to time in our SEC reports as filed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Table fo Contents

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2008. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Securities class action litigation – An agreement has been reached to settle the consolidated class action lawsuits filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

On June 19, 2008, the Court held a hearing at which it approved the terms of the settlement, the certification of the class for purposes of the settlement, and the award of attorney’s fees and costs related to the lawsuit.  The order approving the settlement will become final thirty days after June 19, 2008.  Under the settlement, the lawsuit has been dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier will pay the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit because the Company has met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit continue to deny any and all allegations of wrongdoing and will receive a full release of all claims.

United States income taxes - The IRS is currently examining our U.S. consolidated federal tax return for fiscal year 2005.  On March 31, 2008, the IRS provided notice of a proposed adjustment of $7.75 million to taxes for the year under audit.  The Company is vigorously contesting this adjustment. To date, this is the only adjustment that has been proposed, however, the audit has not yet been concluded.  Although the ultimate outcome of the dispute with the IRS cannot be predicted with certainty, management believes that an adequate provision for taxes has been made in our consolidated condensed financial statements.

Other matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 29, 2008.  Since the publication or our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  During the fiscal quarter ended May 31, 2008, we purchased and retired 187,505 common shares under this resolution at a total purchase price of $2.89 million, for a $15.39 per share average price. From September 1, 2003 through May 31, 2008, we have repurchased 2,846,733 shares at a total cost of $74.50 million, or an average price per share of $26.17.  An additional 153,267 common shares remain authorized for purchase under this plan as of May 31, 2008.   The following schedule sets forth the purchase activity for the three months ended May 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2008	187,505	$15.39	187,505	153,267
April 1 through April 30, 2008	—	—	—	153,267
May 1 through May 31, 2008	—	—	—	153,267
Total	187,505	$15.39	187,505	153,267

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 9, 2008	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date:	July 9, 2008	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date:	July 9, 2008	/s/ Richard J. Oppenheim
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