Form 10-Q
period 2008-08-31
HELEN OF TROY LTD
filed 2008-10-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2008
Common Shares, $0.10 par value per share	30,232,241 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except shares and par value)

	August 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,249	$57,851
Temporary investments	-	63,825
Trading securities, at market value	29	36
Receivables - principally trade, less allowance of $1,027 and $1,331	116,059	105,615
Inventories	166,393	144,867
Prepaid expenses	5,532	6,290
Income taxes receivable	6,414	861
Deferred income tax benefits	10,979	16,419
Total current assets	363,655	395,764

Property and equipment, net of accumulated depreciation of $48,500 and $44,524	87,765	91,611
Goodwill	212,621	212,922
Trademarks, net of accumulated amortization of $237 and $235	154,656	161,922
License agreements, net of accumulated amortization of $17,892 and $17,343	23,927	24,972
Other intangible assets, net of accumulated amortization of $7,425 and $6,432	14,749	15,544
Long-term investments	45,025	-
Other assets, net of accumulated amortization of $3,152 and $2,865	9,514	9,258
Total assets	$911,912	$911,993

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$78,000	$3,000
Accounts payable, principally trade	38,891	42,763
Accrued expenses and other current liabilities	64,353	73,697
Total current liabilities	181,244	119,460

Long-term compensation and other liabilities	2,520	2,566
Long-term income taxes payable	8,300	9,181
Deferred income tax liability	6	410
Long-term debt, less current portion	134,000	212,000
Total liabilities	326,070	343,617

Commitments and contingencies

Stockholders’ equity
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,218,359 and 30,374,703 shares issued and outstanding	3,022	3,038
Additional paid-in-capital	101,732	100,328
Retained earnings	486,557	473,361
Accumulated other comprehensive loss	(5,469)	(8,351)
Total stockholders’ equity	585,842	568,376
Total liabilities and stockholders’ equity	$911,912	$911,993

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Net sales	$153,543	$157,924	$298,546	$298,094
Cost of sales	88,399	89,698	170,381	169,850
Gross profit	65,144	68,226	128,165	128,244

Selling, general, and administrative expense	50,290	52,728	95,885	98,445
Operating income before impairment	14,854	15,498	32,280	29,799

Impairment charges	-	-	7,760	-
Operating income	14,854	15,498	24,520	29,799

Other income (expense):
Interest expense	(3,484)	(3,820)	(6,937)	(7,933)
Other income, net	754	221	1,669	1,475
Total other income (expense)	(2,730)	(3,599)	(5,268)	(6,458)

Earnings before income taxes	12,124	11,899	19,252	23,341

Income tax expense / (benefit):
Current	(1,184)	(5,572)	(605)	(4,980)
Deferred	2,710	(782)	3,701	(49)
Net earnings	$10,598	$18,253	$16,156	$28,370

Earnings per share:
Basic	$0.35	$0.60	$0.53	$0.93
Diluted	$0.34	$0.56	$0.52	$0.88

Weighted average common shares used in computing net earnings per share
Basic	30,206	30,521	30,212	30,408
Diluted	31,241	32,445	31,129	32,240

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$16,156	$28,370
Adjustments to reconcile net earnings to net cash (used) / provided by operating activities:
Depreciation and amortization	7,070	7,151
Provision for doubtful receivables	(304)	(61)
Share-based compensation	660	546
Write off of deferred finance costs due to early extinguishment of debt	-	282
Unrealized loss on securities	7	171
Deferred taxes, net	3,662	(300)
Gain on the sale of property and equipment	(124)	(11)
Impairment charges	7,760	-
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(9,981)	1,041
Inventories	(21,384)	(16,061)
Prepaid expenses	758	(2,552)
Other assets	(599)	(408)
Accounts payable	(3,872)	6,196
Accrued expenses	(3,427)	4,738
Income taxes payable	(5,533)	(9,791)
Net cash (used) provided by operating activities	(9,151)	19,311

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(4,007)	(2,666)
Business acquisition	-	(36,500)
Purchase of investments	-	(87,350)
Sale of investments	16,400	131,100
Proceeds from the sale of property and equipment	2,593	94
Net cash provided by investing activities	14,986	4,678

Cash flows from financing activities:
Repayment of long-term debt	(3,000)	(25,000)
Proceeds from exercise of stock options, net	198	4,209
Proceeds from employee stock purchase plan	212	210
Common share repurchases	(2,886)	(4,505)
Share-based compensation tax benefit	39	153
Net cash used by financing activities	(5,437)	(24,933)
Net increase (decrease) in cash and cash equivalents	398	(944)
Cash and cash equivalents, beginning of period	57,851	35,455
Cash and cash equivalents, end of period	$58,249	$34,511

Supplemental cash flow disclosures:
Interest paid	$6,553	$7,610
Income taxes paid (net of refunds)	$4,891	$2,847
Common shares received as exercise price of options	$-	$15,938

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Net earnings, as reported	$10,598	$18,253	$16,156	$28,370
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest rate swaps	(397)	(1,799)	3,241	142
Cash flow hedges - Foreign currency	1,170	(518)	1,226	(615)
Unrealized losses - Auction rate securities	(589)	-	(1,585)	-
Comprehensive income	$10,782	$15,936	$19,038	$27,897

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

August 31, 2008

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2008 and February 29, 2008, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2008 and 2007. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  At the beginning of fiscal 2009, we adopted the provisions of SFAS 157 related to financial assets and liabilities. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial statements.  Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company at the beginning of fiscal 2010, and will be applied prospectively. We are currently determining the effect the provisions of SFAS 157 related to nonfinancial assets and liabilities will have, if any, on our consolidated condensed financial statements.  See Note 15 for current required disclosures related to SFAS 157.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We adopted the provisions of SFAS 159 at the beginning of fiscal 2009 and did not elect the fair value option established by the standard. As such, the adoption had no impact on our consolidated condensed financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued Statement of Financial Accounting Standards No.  161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008.  Early adoption is encouraged.  We are currently determining the effect, if any, this pronouncement will have on our consolidated condensed financial statements.

Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of

Present Fairly in Conformity With Generally Accepted Accounting Principles.”   The adoption of SFAS 162 is not expected to have a material effect on our consolidated condensed financial statements.

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

On June 19, 2008, the Court held a hearing at which it approved the terms of the settlement, the certification of the class for purposes of the settlement, and the award of attorney’s fees and costs related to the lawsuit.  The order approving the settlement became final on July 19, 2008.  Under the settlement, the lawsuit has been dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier paid the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit because the Company had met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit have denied any and all allegations of wrongdoing and have received a full release of all claims.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   The number of  common shares underlying dilutive securities was 1,034,945 and 917,474 for the three- and six-month periods ended August 31, 2008, respectively, and 1,923,200 and 1,831,755 for the three- and six-month periods ended August 31, 2007, respectively.  All dilutive securities during these periods consisted of stock options which were issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares.  These options were exercisable for a total of 1,223,593 common shares and 444,396 common shares at August 31, 2008 and 2007, respectively.

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2008 AND 2007

(in thousands)

	Personal
August 31, 2008	Care	Housewares	Total

Net sales	$106,409	$47,134	$153,543
Operating income	7,406	7,448	14,854
Capital, license, trademark and other intangible expenditures	770	765	1,535
Depreciation and amortization	2,333	1,292	3,625

	Personal
August 31, 2007	Care	Housewares	Total

Net sales	$118,502	$39,422	$157,924
Operating income	6,931	8,567	15,498
Capital, license, trademark and other intangible expenditures	596	959	1,555
Depreciation and amortization	2,391	1,236	3,627

SIX MONTHS ENDED AUGUST 31, 2008 AND 2007

(in thousands)

	Personal
August 31, 2008	Care	Housewares	Total

Net sales	$212,940	$85,606	$298,546
Operating income	14,603	9,917	24,520
Capital, license, trademark and other intangible expenditures	1,386	2,621	4,007
Depreciation and amortization	4,572	2,498	7,070

	Personal
August 31, 2007	Care	Housewares	Total

Net sales	$225,314	$72,780	$298,094
Operating income	15,803	13,996	29,799
Capital, license, trademark and other intangible expenditures	910	1,756	2,666
Depreciation and amortization	4,759	2,392	7,151

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

IDENTIFIABLE NET ASSETS AT AUGUST 31, 2008 AND FEBRUARY 29, 2008

(in thousands)

	Personal
	Care	Housewares	Total

August 31, 2008	$559,174	$352,738	$911,912
February 29, 2008	552,329	359,664	911,993

Note 6 – Significant Charge against Allowance for Doubtful Accounts

On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million.  For the fiscal quarter ended May 31, 2008, a bad debt provision charge of $3.88 million was made to SG&A and we established a specific allowance of the same amount to account for the portion of the receivable we estimated to be uncollectible.  The Linens accounts receivable are unsecured and there is uncertainty as to the amount of the balance that the Company may ultimately recover, if any.  These circumstances, when evaluated with additional information surrounding the bankruptcy that became available, led us to believe that these adjustments were appropriate.  For the fiscal quarter ended August 31, 2008, we charged the remaining $0.29 million unreserved balance of Linen’s pre-petition accounts receivables to our bad debt provision and wrote off the resulting 100 percent reserved balance as uncollectable.   Linens is a significant customer of the Company with fiscal 2008 net sales of approximately $1.30 million and $17.30 million, for our Personal Care and Housewares segments, respectively.  Linens’ contribution to the Company’s net sales for the six months ended August 31, 2008 totaled $0.44 million and $5.74 million for the Personal Care and Housewares segments, respectively, compared to net sales of $0.84 million and $8.80 million, respectively, for the same period last year.

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 29,
	(Years)	2008	2008

Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,243	62,832
Computer and other equipment	3 - 10	43,179	42,461
Molds and tooling	1 - 3	8,889	8,299
Transportation equipment	3 - 5	337	3,991
Furniture and fixtures	5 - 15	8,379	8,168
Construction in process	-	1,165	1,311
		136,265	136,135
Less accumulated depreciation		(48,500)	(44,524)
Property and equipment, net		$87,765	$91,611

In addition to certain minor asset dispositions during the quarter ended May 31, 2008, we sold a fractional share of a corporate jet for $0.97 million and recognized a pretax gain of $0.10 million.  During the quarter ended August 31, 2008, we sold the last remaining fractional share of a corporate jet for $1.60 million and recognized a pretax gain of $0.01 million.

Depreciation expense was $2.71 million and $5.24 million for the three- and six-month periods ended August 31, 2008, respectively, and $2.59 million and $5.16 million for the three- and six-month periods ended August 31,  2007, respectively.

Note 8 – Intangible Assets

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We also perform an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is written down to its fair value.

The Company has historically completed its analysis of the carrying value of our goodwill and other intangible assets and our analysis of the remaining useful economic lives of our intangible assets other than goodwill during the first quarter of each fiscal year.  As a result of this fiscal year’s analysis, we recorded pretax impairment charges of $7.76 million on certain intangible assets associated with our Personal Care segment.  The charges were recorded in the Company’s consolidated condensed income statement for the fiscal quarter ended May 31, 2008 as a component of operating income.  The impairment charges reflect the amounts by which the carrying values of the associated assets exceeded their estimated fair values, determined by their estimated future discounted cash flows.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

INTANGIBLE ASSETS

(in thousands)

			Gross
			Carrying					Net Book
			Amount at	Six Months Ended August 31, 2008				Value at
		Estimated	February 29,			Acquisition	Accumulated	August 31,
Type / Description	Segment	Life	2008	Additions	Impairments	Adjustments	Amortization	2008

Goodwill:
OXO	Housewares	Indefinite	$166,131	$-	$-	$-	$-	$166,131
All other goodwill	Personal Care	Indefinite	46,791	-	-	(301)	-	46,490
			212,922	-	-	(301)	-	212,621

Trademarks:
OXO	Housewares	Indefinite	75,554	-	-	-	-	75,554
Brut	Personal Care	Indefinite	51,317	-	-	-	-	51,317
All other - definite lives	Personal Care	[1]	338	-	-	-	(237)	101
All other - indefinite lives	Personal Care	Indefinite	34,948	-	(7,264)	-	-	27,684
			162,157	-	(7,264)	-	(237)	154,656

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	(377)	-	-	17,623
All other licenses	Personal Care	8 - 25 Years	24,315	-	(119)	-	(17,892)	6,304
			42,315	-	(496)	-	(17,892)	23,927

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,741	198	-	-	(6,835)	13,104
	Personal Care	3 - 8 Years	2,235	-	-	-	(590)	1,645
			21,976	198	-	-	(7,425)	14,749
Total			$439,370	$198	$(7,760)	$(301)	$(25,554)	$405,953

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the three- and six-month periods ended August 31, 2008 and 2007, as well as our latest estimate of amortization expense for the fiscal years ending the last day of each February from 2009 through 2014.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate amortization expense
For the three months ended

August 31, 2008	$773
August 31, 2007	$850

Aggregate amortization expense
For the six months ended

August 31, 2008	$1,544
August 31, 2007	$1,626

Estimated amortization expense
For the fiscal years ended

February 2009	$3,091
February 2010	$3,046
February 2011	$2,370
February 2012	$2,256
February 2013	$2,223
February 2014	$2,056

NOTE 9 - Acquisitions And New Trademark License Agreements

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets of Belson Products (“Belson”), formerly the professional salon division of Applica Consumer Products, Inc., for a cash purchase price of $36.50 million plus the assumption of certain liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot® and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the U.S., as well as Canada and the United Kingdom.

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

Subsequent to the acquisition, we made certain post-closing adjustments which cumulatively increased goodwill by $0.13 million.

Note 10 – Short Term Debt

We entered into a five year revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  Borrowings under the Revolving Line of Credit Agreement accrue interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6 month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $10 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.0 percent per annum on the face value of the letter of credit.  During the second quarter of fiscal 2008, we permanently reduced the commitment under our Revolving Line of Credit Agreement from $75 million to $50 million, which has resulted in a proportionate decline in the cost of associated commitment fees under the facility.  Outstanding letters of credit reduce the borrowing limit dollar for dollar.  During the first six months of fiscal 2009 and all of fiscal 2008, we did not draw on the Revolving Line of Credit facility.  As of August 31, 2008, there were no revolving loans and $1.10 million of open letters of credit outstanding under this facility.  The commitment under the Revolving Line of Credit Agreement terminates on June 1, 2009.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. Certain covenants, as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months’ trailing EBITDA.  As of August 31, 2008, these covenants effectively limited our ability to incur no more than $134.97 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of August 31, 2008, we were in compliance with the terms of our agreements.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)
	August 31,	February 29,
	2008	2008

Accrued sales returns, discounts and allowances	$24,477	$24,969
Accrued compensation	6,253	11,675
Accrued advertising	8,970	6,917
Accrued interest	2,189	2,092
Accrued royalties	2,493	3,029
Accrued professional fees	1,023	1,273
Accrued benefits and payroll taxes	1,350	1,431
Accrued freight	2,077	1,446
Accrued property, sales and other taxes	1,660	1,196
Foreign currency contracts	(1,470)	(83)
Interest rate swaps	7,539	12,449
Other	7,792	7,303
Total accrued expenses and other current liabilities	$64,353	$73,697

Note 12 – Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $8.30 million and $7.64 million as of August 31, 2008 and February 29, 2008, respectively. We estimate our warranty accrual using historical trends, which we believe is the most reliable method by which we can estimate our warranty liability.  This liability is included in the line entitled “Accrued sales returns, discounts and allowances” in Note 11.

The following table summarizes the activity in the Company’s accrual for the three- and six-month periods ended August 31, 2008 and fiscal year ended February 29, 2008:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)
			February 29,
	August 31, 2008		2008
	(Three Months)	(Six Months)	(Year)

Balance at the beginning of the period	$7,447	$7,635	$6,450
Additions to the accrual	5,306	9,700	22,722
Reductions of the accrual - payments and credits issued	(4,457)	(9,039)	(21,537)
Balance at the end of the period	$8,296	$8,296	$7,635

Note 13 – Income Taxes

Hong Kong Income Taxes – On August 24, 2007, the Inland Revenue Department of Hong Kong (the “IRD”) and the Company reached a settlement regarding tax liabilities assessed for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled with previously acquired tax reserve certificates. We received a cash refund, including interest, of $4.54 million.  During the second quarter of fiscal 2008, in connection with the settlement, we:

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

United States Income Taxes - The IRS recently completed its audit of our U.S. consolidated federal tax returns for fiscal years 2003 and 2004.   We previously disclosed that the IRS provided notice of proposed adjustments of $5.95 million to taxes for the years under audit.  In April 2008, we resolved all outstanding tax issues resulting in no adjustments to either year.  As a result of the settlement, in the fourth quarter of fiscal 2008 we reversed $3.68 million of tax provisions, including interest and penalties, previously established for those years. Of the $3.68 million, $1.36 million was credited to the fiscal year 2008 tax provision and $2.32 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

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

Effective March 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a separate liability and not combined with deferred tax liabilities or assets.

As of August 31, 2008, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years

Hong Kong	- None -	2006	-	2008
Mexico	- None -	2003	-	2007
United Kingdom	- None -	2006	-	2008
United States	2005	2006	-	2008

The following table summarizes the net change to unrecognized tax benefits during the first six months of fiscal 2009:

UNRECOGNIZED TAX BENEFITS

(in thousands)

February 29, 2008	$9,181
Changes in tax positions taken during a prior year	(838)
May 31, 2008	$8,343
Changes in tax positions taken during a prior year	(43)
August 31, 2008	$8,300

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

We believe that it is reasonably possible that the total amount of unrecognized tax benefits may materially change during the next twelve months due to certain issues pending settlement with the IRS.  Depending on the outcome of the settlement negotiations, the Company estimates that the impact on the Company’s ultimate tax liability could range from a $4.90 million decrease to a $7.38 million increase.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three- and six-month periods ended August 31, 2008 were expenses of 12.6 and 16.1 percent compared to credits of 53.4 and 21.5 percent, respectively, for the three- and six-month periods ended August 31, 2007.

The tax credits incurred during fiscal 2008 resulted from recording tax settlements with the IRD for fiscal years 1998 through 2003, and tax agreements for fiscal years 2004 and 2005.

In any given period, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.

The following table shows the comparative impact of these items on our pretax earnings, tax expense and our overall effective tax rates, for three- and six-month periods ended August 31, 2008 and 2007:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES

(dollars in thousands)
Three Months Ended August 31,
	2008 - Increase (Decrease)			2007 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Tax benefit of HK IRD Settlement, including interest income and reversal of penalties	$-	$-	0.0%	$-	$(7,950)	-66.8%

	Six Months Ended August 31,
	2008 - Increase (Decrease)			2007 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Tax benefit of HK IRD Settlement, including interest income and reversal of penalties	$-	$-	0.0%	$-	$(7,950)	-34.1%

Impairment charges	(7,760)	(155)	3.9%	-	-	0.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	(3,876)	(1,360)	-2.6%	-	-	0.0%

Gain on casualty insurance settlements	2,702	67	-1.3%	-	-	0.0%

For the three- and six-month periods ended August 31, 2008, the net effect of the significant items shown above had no material impact on our effective tax rate.

In addition to the items shown above, other shifts in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Note 14 – Long-Term Debt

A summary of long-term debt was as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		August 31,	February 29,
	Borrowed	Rates	Matures	2008	2008

$15 million unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3 million payable annually beginning July 2008.	07/97	7.24%	07/12	$12,000	$15,000

$75 million unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/09	75,000	75,000

$50 million unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				212,000	215,000
Less current portion of long-term debt				(78,000)	(3,000)
Long-term debt, less current portion				$134,000	$212,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

Interest rate hedge agreements (the “swaps”) are in place for our floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes (the “Senior Notes”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively. Under the swaps, we agree with other parties to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  The swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements. Certain covenants as of the latest balance sheet date, limit our total outstanding indebtedness from all sources to no more than 3.5 times the latest twelve months trailing EBITDA.  These covenants effectively limited our ability to incur no more than $134.97 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of August 31, 2008, we are in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)
	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Interest and commitment fees	$2,179	$3,674	$4,661	$7,772
Deferred finance costs	143	182	287	364
Interest rate swap settlements	1,162	(155)	1,989	(322)
Reduction of debt and revolving credit agreement commitment	-	119	-	119
Total interest expense	$3,484	$3,820	$6,937	$7,933

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

The FASB issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2010 year. The Company’s financial assets and liabilities adjusted to fair value at August 31, 2008 are its commercial paper investments included in cash and cash equivalents, money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.  These assets and liabilities are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	August 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Commercial paper investments	$3,057	$3,057	$-	$-
Money market accounts	48,156	48,156	-	-
Trading securities	29	29	-	-
Auction rate securities	45,025	-	-	45,025
Foreign currency contracts	1,470	-	1,470	-
Total	$97,737	$51,242	$1,470	$45,025

Liabilities
Interest rate swaps	$7,539	$-	$7,539	$-

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

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 20.1 to 39.2 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and August 31, 2008, we have liquidated $16.40 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate some of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we re-classified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009 we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.  Our estimate of fair value as of May 31, 2008 was based upon a survey of recent write-downs reported by a sample of public companies with similar investment holdings in student loan backed auction rate securities. The recording of this unrealized loss was not a result of the quality of the underlying collateral, but rather a temporary markdown reflecting a lack of liquidity and other current market conditions.

During the quarter ended August 31, 2008, we developed a series of discounted cash flow models and began using them to value our ARS.   Based on these models, in the quarter ended August 31, 2008, we recorded an additional pre-tax temporary unrealized loss on our ARS of $0.89 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.30 million.

Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  Therefore, in the quarter ended August 31, 2008, we reclassified our ARS holdings from Level 2 to Level 3 assets under SFAS 157. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rate of returns and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability-based estimate of the time the principal will become available to us. The principal can become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have recommenced and are successful; and (3) the principal has reached maturity.

We use derivatives for hedging purposes pursuant to SFAS 133, and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy.

Note 16 – Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of August 31, 2008 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	4,350	2,023	2,327	-	-	-	-
Interest on floating rate debt (1)	38,321	11,134	7,453	6,962	4,508	4,508	3,756
Interest on fixed rate debt	2,063	842	624	407	190	-	-
Open purchase orders	113,273	113,273	-	-	-	-	-
Minimum royalty payments	75,892	4,747	6,420	6,074	5,263	4,853	48,535
Advertising and promotional	85,814	6,917	6,096	5,605	5,755	5,445	55,996
Operating leases	12,326	2,062	1,913	1,391	1,027	992	4,941
Capital spending commitments	237	237	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total contractual obligations (2)	$ 544,276	$ 219,235	$27,833	$73,439	$19,743	$15,798	$ 188,228

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

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2008, we have recorded $1.89 million of net income tax liabilities, including the provision for our uncertain tax positions.  While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.48 million and $1.22 million for the three- and six-month periods ended August 31, 2008, respectively, and $0.68 million and $1.35 million for the three- and six-month periods ended August 31, 2007, respectively.

Note 17 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three- and six-month periods ended August 31, 2008, we transacted approximately 15 and 16 percent, respectively, of our net sales in foreign currencies. During the three- and six-month periods ended August 31, 2007, we transacted approximately 15 percent of our net sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real, Venezuelan Bolivares Fuertes and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

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

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss) (“OCI”). These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated condensed statements of income.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  See Note 21 for information about our hedging activities which took place subsequent to August 31, 2008.

Interest Rate Risk – Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of August 31, 2008 is both floating and fixed.  Fixed rates are in place on $12 million of senior notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note 14, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 2.80 percent as of August 31, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should floating interest rates drop significantly, we lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated condensed balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of  “Interest expense” in the consolidated condensed statements of income.

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at August 31, 2008 and February 29, 2008:

CASH FLOW HEDGES

August 31, 2008
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract			Contract	August 31,	Forward Rate	at August 31,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.8177	1.9242	1.8035	$604
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.8177	1.9644	1.7912	$866
Subtotal										$1,470

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,312)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,048)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(4,179)
Subtotal										$(7,539)

Fair Value of Cash Flow Hedges										$(6,069)

February 29, 2008
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract			Contract	Feb. 29,	Forward Rate	at Feb. 29,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	$(99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(6,481)
Subtotal										$(12,449)

Fair Value of Cash Flow Hedges										$(12,366)

See Note 21 for additional information regarding certain additional hedging activity that took place on September 3, 2008.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary and long-term investments consist of AAA auction rate notes that we would normally seek to dispose of within 35 or fewer days (“auction rate securities” or “ARS”).

The following table summarizes the cash, cash equivalents and investments we held at August 31, 2008 and February 29, 2008:

CASH, CASH EQUIVALENTS AND INVESTMENTS HOLDINGS

(in thousands)

	August 31, 2008		February 29, 2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$6,025	0.00 to 4.75%	$6,872	0.00 to 5.40%
Cash held in interest and non interest-bearing operating accounts - restricted	1,011	0.00 to 11.00%	701	-
Commercial paper	3,057	2.38 to 2.56%	1,785	3.15 to 3.19%
Money market accounts	48,156	2.00 to 6.00%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$58,249		$57,851

Auction rate securities - collateralized by student loans	$45,025	1.14 to 3.99%	$63,825	4.50 to 9.90%

Our cash balances at August 31, 2008 and February 29, 2008 include restricted cash of $1.01 million and $0.70 million, respectively, denominated in Venezuelan Bolivars Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts, commercial paper and auction rate securities with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and auction rate securities are purchased from issuers with high credit ratings, therefore, we believe the credit risk is relatively low.

We hold investments in auction rate securities collateralized by student loans (with underlying remaining maturities from 20.1 to 39.2 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and August 31, 2008, we liquidated $16.40 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate some of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we re-classified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009 we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.  During the second quarter of fiscal 2009, we recorded an additional pre-tax temporary unrealized loss on our ARS of $0.89 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.30 million.   The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a temporary markdown reflecting a lack of liquidity and other current market conditions.

Note 18 – Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  During the fiscal quarter ended May 31, 2008, we purchased and retired 187,505 common shares under this resolution at a total purchase price of $2.89 million, for a $15.39 per share average price.  We did not repurchase any common shares during the three months ended August 31, 2008.  During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20.27 million as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price.  From September 1, 2003 through August 31, 2008, we have repurchased 2,846,733 common shares at a total cost of $74.50 million, or an average price per share of $26.17.  An additional 153,267 common shares remain authorized for purchase under this plan as of August 31, 2008.

Note 19 – Share-Based Compensation Plans

We have equity awards outstanding under three expired share-based compensation plans.  The expired plans consist of an employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”), a non-employee director stock option plan adopted in 1995 (the “1995 Directors’ Plan”), and an employee stock purchase plan adopted in 1998 (the “1998 Stock Purchase Plan”).  During fiscal 2008, the last stock options outstanding under a stock option and restricted stock plan adopted in 1994 were exercised.  Therefore, this plan is no longer in effect.

On August 19, 2008, at our Annual General Meeting of the Shareholders, our shareholders approved three new share based compensation plans. The new plans consist of the Helen of Troy Limited 2008 Stock Incentive Plan, an employee stock option and restricted stock plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan, a non-employee director restricted stock plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 Stock Purchase Plan”).  These plans are described below.  The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the Nasdaq Stock Market listing standards.

Expired Plans

The 1998 Plan covered a total of 6,750,000 common shares for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008. As of August 31, 2008, 5,808,083 common shares subject to options were outstanding under the plan.

The 1995 Directors’ Plan covered a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005. As of August 31, 2008, options to purchase 232,000 common shares were outstanding under the plan.

The 1998 Stock Purchase Plan initially covered a total of 500,000 common shares for issuance to our employees. Under the terms of the 1998 Stock Purchase Plan, employees authorized the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 1998 Stock Purchase Plan is equal to the lower of 85 percent of the shares’ fair market value on either the first day of each option period or the last day of each period. The 1998 Stock Purchase Plan expired by its own terms on July 17, 2008. During the second quarter of fiscal 2009, plan participants acquired 15,261 common shares at a price of $13.78 per share. As of August 31, 2008, 234,889 common shares had been issued under the plan.  No additional common shares may be issued under the plan.

Recently Approved Plans

The 2008 Stock Incentive Plan covers a total of 750,000 common shares for issuance to key officers, employees and consultants of the Company. The plan provides for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options and restricted share grants. Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, is not eligible to participate in the plan. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. As of August 31, 2008, no shares have been issued under the 2008 Stock Incentive Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Directors’ Plan covers a total of 175,000 of our common shares for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of the Board of Directors. Shares granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. As of August 31, 2008, no shares have been issued under the 2008 Director’s Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Stock Purchase Plan covers a total of 350,000 common shares for issuance to our employees. Under the terms of the plan, employees authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. As of August 31, 2008, no common shares have been issued under the 2008 Stock Purchase Plan. The plan will expire by its terms on September 1, 2018.

The Company recorded stock-based compensation expense in selling, general and administrative expense for the three- and six-months ended August 31, 2008 and 2007, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Stock options	$309	$267	$578	$457
Employee stock purchase plan	82	89	82	89
Share-based payment expense	391	356	660	546
Less income tax benefits	(20)	(102)	(39)	(153)
Share-based payment expense, net of income tax benefits	$371	$254	$621	$393

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three- and six-month periods ended August 31, 2008 and 2007:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Weighted average fair value of grants (in dollars)	$8.68	$9.75	$8.66	$9.25
Risk free interest rate	2.81%	4.85%	2.81%	4.68%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	46.19%	41.02%	46.19%	37.73%
Weighted average expected life (in years)	3.81	4.16	3.80	3.93

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

Common shares purchased under the 1998 Stock Purchase Plan and the 2008 Stock Purchase Plan vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

A summary of option activity as of the period ended August 31, 2008, and changes during the six months then ended are as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 29, 2008	5,823	$15.34	$5.58	3.69	$14,171
Granted	250	22.46
Exercised	(16)	(10.42)			116
Forfeited / expired	(17)	(22.39)
Outstanding at August 31, 2008	6,040	$15.62	$5.70	3.39	$52,426

Exerciseable at August 31, 2008	5,288	$14.60	$5.31	2.81	$50,985

A summary of non-vested option activity as of August 31, 2008, and changes during the six months then ended are as follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 29, 2008	545	$8.38
Granted	250	8.66
Exercised	(16)	(4.15)
Vested or forfeited	(26)	(11.94)
Outstanding at August 31, 2008	753	$8.44

A summary of the Company’s total unrecognized share-based compensation cost as of August 31, 2008 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$4,866	43.7

Note 20 – Gain on Casualty Insurance Settlements

On March 6, 2008, a fire at a third-party managed distribution facility in Vitoria, Brazil destroyed personal care products inventory with a recorded value of $1.01 million.  As a result, we experienced some Personal Care segment sales disruptions in the Brazilian market through the balance of the first and second quarters of fiscal 2009, but believe we can replace the inventories and restore our ability to appropriately service sales over the second half of fiscal 2009.  The impact on our quarterly and annual results in fiscal 2009 due to lost revenue and associated costs was and will be significant from the perspective of our Latin American region’s operating results.  We filed claims with our casualty insurance carrier on this inventory and recorded a gain on casualty insurance settlement of $2.46 million in SG&A for the fiscal quarter ended May 31, 2008. Also, during the same quarter, we recorded an additional gain in SG&A on certain other loss claims of $0.24 million.

Note 21 – Foreign Currency Contracts – Subsequent Discontinuation of a Cash Flow Hedge

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S. Dollars for British Pounds in notional amounts and terms that effectively froze the then $1.82 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts also had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British pounds referred to in Note 17 to these consolidated condensed financial statements.

These forward contracts had originally been designated as cash flow hedges.  In accordance with Derivatives Implementation Group (DIG) Issue No. G3 - Discontinuation of a Cash Flow Hedge, the net gain related to the discontinued cash flow hedges will continue to be reported in OCI as it is probable that the forecasted transactions will occur generally by the originally specified time period.  Therefore, the deferred gains related to the combined group of derivatives will remain in OCI and are currently expected to be reclassified into earnings when the underlying contracts settle over dates ranging from December 11, 2008 through August 17, 2009.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

Our second fiscal quarter’s net sales traditionally average 23 percent of the year’s total on a historical basis. Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third quarter.

Net sales for the three- and six month periods ended August 31, 2008 were down 2.8 percent and up 0.2 percent, respectively, when compared to the same periods last year.

Net sales in our Personal Care segment were down 10.2 percent for the quarter and 5.5 percent for the six months ended August 31, 2008, when compared to the same periods last year.  The economic slow-down experienced in North American markets has begun to spread globally.  We are beginning to experience a slowing of Personal Care sales in Europe and Latin America.  We believe that recent credit market instability, extraordinary stock market volatility and the uncertainty regarding potential U.S. government intervention on behalf of the financial services sector continues to fuel consumer uncertainty.  In addition, the following factors are influencing declines in Personal Care segment sales:

•                  Difficult domestic and international retail environments, in which many of our retail partners have faced slowing same store sales trends resulting from such economic factors as high gasoline prices, anticipation of higher home heating prices, tight credit markets, the continuing sub-prime mortgage crisis, the overall slowdown in the U.S. housing market, increases in unemployment rates and declines in consumer confidence.

•                  A number of our key retail partners reduced their inventory levels, resulting in lower sales orders during the first half of the current fiscal year.   Domestic retailers are buying very conservatively as the stimulus from the U.S. tax rebates fade.

•                  In our retail and professional personal care appliance categories, replacement of branded merchandise with private label merchandise by certain customers is negatively impacting our net sales and presents a challenge to our branded sales growth.

•                  Certain of our suppliers in China have closed operations and/or exited the business due to conditions discussed further below.  This has caused disruptions in delivery and has adversely affected appliance sales across all our business units including lost sales on key appliance items.  We believe that the contraction in suppliers has become a widespread issue in our industry.

In contrast, our Housewares segment continues to experience record net sales as a result of product line and geographic expansion.  Sales are also being helped by the emerging trend of consumers dining and entertaining more at home in the face of economic uncertainty and higher restaurant food prices.  Net sales in the segment were up approximately 19.6 and 17.6 percent for the three- and six-month periods ended August 31, 2008, respectively, when compared to the same periods last year.  Future sales growth in this segment of our business will depend on new product innovation, product line expansion, new sources of distribution, and geographic expansion. Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst most tiers of retailers is extensive. Also, we are uncertain as to the impact that known and potential losses of sources of supply in China may begin to have. Additionally, certain domestic competitors have significantly increased closeout selling in response to the impact of slowing consumer demand on retail order levels. This may negatively impact sales volume and price levels realized over the next few fiscal quarters as many of the Housewares segment’s retailers, including Linens ’n Things (“Linens”), are struggling to maintain year over year sales levels. With respect to Linens, future levels of revenue from this customer may continue to be significantly reduced of eliminated, depending on the ultimate resolution of Linens’ bankrupty proceedings. Accordingly, we are cautious about our ability to maintain the same pace of sales growth in the future.

Global economic conditions continue to put upward pressure on our product and operating costs. These conditions include:

o                High energy costs, rising transportation costs and volatility in the costs of the basic materials used to manufacture our products, namely plastic resins, copper, stainless steel, and other metals.

o                World-wide contractions in the availability of credit.

o                Declining labor availability and evolving government labor regulations and associated compliance standards are causing increases in labor costs in China, where we source a significant portion of our products.  These conditions, coupled with rising credit costs and increased borrowing constraints have forced certain of our suppliers to exit the business, leading to supply shortages and added tooling costs.

o                The recent appreciation of the Chinese Renminbi with respect to the U.S. Dollar, which will likely increase future product costs.

Highlights of the three- and six-month periods ended August 31, 2008 follow:

•                  Consolidated net sales for the fiscal quarter ended August 31, 2008 decreased 2.8 percent to $153.54 million compared to $157.92 million for the same period last year. Consolidated net sales for the six month period ending August 31, 2008 increased 0.2 percent to $298.55 million compared to $298.09 million for the same period last year.  Our Housewares segment contributed growth of $7.71 million and $12.83 million, or 4.9 and 4.3 percentage points to consolidated net sales for the three- and six-month periods ending August 31, 2008, respectively, when compared to the same periods last year.  Growth in our Housewares segment’s net sales were offset by declines in our Personal Care segment’s net sales.  These declines totaled $12.09 million and $12.37 million or 7.7 and 4.1 percentage points to consolidated net sales for the three- and six-month periods ending August 31, 2008, respectively, when compared to the same periods last year.

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended August 31, 2008 decreased 0.8 percentage points to 42.4 percent compared to 43.2 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the six month period ending August 31, 2008 decreased 0.1 percentage point to 42.9 percent compared to 43.0 percent for the same period last year.

•                  Selling, general, and administrative expense (“SG&A”) as a percentage of net sales for the fiscal quarter ended August 31, 2008 decrease 0.6 percentage points to 32.8 percent compared to 33.4 percent for the same period last year. SG&A expense as a percentage of net sales for the six month period ended August 31, 2008 decreased 0.9 percentage points to 32.1 percent compared to 33.0 percent for the same period last year.  SG&A expense includes a $3.88 million charge recorded in the first quarter of fiscal 2009 to bad debt expense due to the bankruptcy of a significant customer partially offset by $2.70 million in gains on casualty insurance settlements, which was also recorded in the first quarter of fiscal 2009.  For further information regarding the bankruptcy and the insurance settlements, see Notes 6 and 20, respectively, in the accompanying consolidated condensed financial statements.

•                  As more fully described below in our Personal Care segment analysis, during the first quarter of fiscal 2009, we recorded pretax impairment charges totaling $7.76 million ($7.60 million after tax) on certain intangible assets.

•                  We liquidated $1.15 and $16.4 million of auction rate securities (“ARS”) during the three- and six-month periods ended August 31, 2008, respectively.  As a result of the ongoing lack of liquidity in the market for these securities, in the first quarter of fiscal 2008, we reclassified our remaining ARS as long-term investments.  We have recorded temporary pretax unrealized losses of $0.89 and $2.40 million during the three- and six-month periods ended August 31, 2008, respectively.  These losses are reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet at August 31, 2008, net of related tax effects of $0.81 million.

•                  Our working capital position decreased $33.26 million to $182.41 million at August 31, 2008 compared to $215.67 million at August 31, 2007.  The decrease was due mostly to $75 million of long-term debt scheduled to mature in June 2009, which became classified as a current liability during the quarter just ended.  Total current and long-term debt outstanding at August 31, 2008 was $212 million compared to $225 million outstanding at August 31, 2007.   Total stockholders’ equity was $585.84 million at August 31, 2008 compared to $543.90 million at August 31, 2007.

RESULTS OF OPERATIONS

Comparison of three- and six-month periods ended August 31, 2008 to the same periods ended August 31, 2007.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended August 31,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Net sales
Personal Care Segment	$106,409	$118,502	$(12,093)	-10.2%	69.3%	75.0%
Housewares Segment	47,134	39,422	7,712	19.6%	30.7%	25.0%
Total net sales	153,543	157,924	(4,381)	-2.8%	100.0%	100.0%
Cost of sales	88,399	89,698	(1,299)	-1.4%	57.6%	56.8%
Gross profit	65,144	68,226	(3,082)	-4.5%	42.4%	43.2%

Selling, general, and administrative expense	50,290	52,728	(2,438)	-4.6%	32.8%	33.4%
Operating income	14,854	15,498	(644)	-4.2%	9.7%	9.8%

Other income (expense):
Interest expense	(3,484)	(3,820)	336	-8.8%	-2.3%	-2.4%
Other income, net	754	221	533	*	0.5%	0.1%
Total other income (expense)	(2,730)	(3,599)	869	-24.1%	-1.8%	-2.3%
Earnings before income taxes	12,124	11,899	225	1.9%	7.9%	7.5%
Income tax expense (benefit)	1,526	(6,354)	7,880	*	1.0%	-4.0%
Net earnings	$10,598	$18,253	$(7,655)	-41.9%	6.9%	11.6%

	Six Months Ended August 31,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Net sales
Personal Care Segment	$212,940	$225,314	$(12,374)	-5.5%	71.3%	75.6%
Housewares Segment	85,606	72,780	12,826	17.6%	28.7%	24.4%
Total net sales	298,546	298,094	452	0.2%	100.0%	100.0%
Cost of sales	170,381	169,850	531	0.3%	57.1%	57.0%
Gross profit	128,165	128,244	(79)	-0.1%	42.9%	43.0%

Selling, general, and administrative expense	95,885	98,445	(2,560)	-2.6%	32.1%	33.0%
Operating income before impairment	32,280	29,799	2,481	8.3%	10.8%	10.0%

Impairment charges	7,760	-	7,760	*	2.6%	0.0%
Operating income	24,520	29,799	(5,279)	-17.7%	8.2%	10.0%

Other income (expense):
Interest expense	(6,937)	(7,933)	996	-12.6%	-2.3%	-2.7%
Other income, net	1,669	1,475	194	13.2%	0.6%	0.5%
Total other income (expense)	(5,268)	(6,458)	1,190	-18.4%	-1.8%	-2.2%
Earnings before income taxes	19,252	23,341	(4,089)	-17.5%	6.4%	7.8%
Income tax expense (benefit)	3,096	(5,029)	8,125	*	1.0%	-1.7%
Net earnings	$16,156	$28,370	$(12,214)	-43.1%	5.4%	9.5%

* Calculation is not meaningful

Consolidated sales

Consolidated net sales for the second fiscal quarter ended August 31, 2008 decreased 2.8 percent to $153.54 million compared with $157.92 million for the same period last year. Consolidated net sales for the six month period ending August 31, 2008 increased 0.2 percent to $298.55 million compared with $298.09 million for the same period last year.  New product acquisitions provided no net sales growth for the three month period ended August 31, 2008 when compared to the same period last year.  New product acquisitions accounted for 1.4 percent, or $4.13 million of the net sales growth for the six month period ended August 31, 2008 when compared to the same period last year.  This growth was offset by net sales declines of 2.8 and 1.2 percent, respectively, or $4.38 million and $3.68 million, respectively, in our core business (business that we operated over the same fiscal periods last year) for the three- and six-month periods ended August 31, 2008 when compared to the same periods last year.  New product acquisitions for the six month period ended August 31, 2008 consisted of two month’s net sales of the Belson line of professional appliances.  Belson was acquired as of May 1, 2007. The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Three Months Ended August 31,
	2008	2007

Prior year’s net sales for the same period	$157,924	$147,172

Components of net sales change
Core business net sales change	(4,381)	4,225
Net sales from acquisitions (non-core business net sales)	-	6,527
Change in net sales	(4,381)	10,752
Net sales	$153,543	$157,924

Total net sales growth	-2.8%	7.3%
Core business net sales change	-2.8%	2.9%
Net sales change from acquisitions (non-core business net sales change)	0.0%	4.4%

	Six Months Ended August 31,
	2008	2007

Prior year’s net sales for the same period	$298,094	$277,613

Components of net sales change
Core business net sales change	(3,678)	10,501
Net sales from acquisitions (non-core business net sales)	4,130	9,980
Change in net sales	452	20,481
Net sales	$298,546	$298,094

Total net sales growth	0.2%	7.4%
Core business net sales change	-1.2%	3.8%
Net sales change from acquisitions (non-core business net sales change)	1.4%	3.6%

During the three- and six-month periods ended August 31, 2008, approximately 15 and 16 percent, respectively, of our net sales were in foreign currencies. During the three- and six-month periods ended August 31, 2007, we transacted approximately 15 percent of our net sales in foreign currencies.  These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real, Venezuelan Bolivares Fuertes and the Mexican Peso.  The overall net impact of foreign currency changes provided approximately $0.89 million and $2.18 million of additional sales in U.S. dollars for the three- and six-month periods ended August 31, 2008, when compared to the same periods in the prior year.

Segment net sales

Personal Care Segment - Net sales in the Personal Care segment for the second quarter of fiscal 2009 decreased 10.2 percent to $106.41 million compared with $118.50 million for the same period last year.  Net sales for the six month period ending August 31, 2008 decreased 5.5 percent to $212.94 million compared with $225.31 million for the same period last year.  For the three- and six-month periods ending August 31, 2008, sales increases in grooming, skin care, and hair products were more than offset by a decrease in appliances and brushes, combs, and accessories net sales, when compared to the same period last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs with the objective of maintaining, and acquiring additional retail shelf space.  Recent price increases of raw materials such as copper, steel, plastics and alcohol continue to impact the cost of merchandise that we sell.  In addition, inbound transportation costs have been escalating, and may continue to escalate, as a result of continued volatility in petroleum prices.  We continuously evaluate the need and ability to raise product prices with our customers.  In some cases, we have been successful raising prices to our customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price.  Sales price increases and product enhancements can have long lead times before their impact is realized.

Our Personal Care segment has three major product categories and comments specific to each category follow:

•                  Appliances.  Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers.  With the increasing uncertainty in the economy, consumers are moving away from higher price point goods and opting towards more value oriented mid- and entry-level price points.  Net sales of appliances for the three- and six-month periods ended August 31, 2008 declined 12.7 percent and 7.0 percent, respectively, when compared to the same periods last year.

For the quarter ended August 31, 2008, increases in sales prices and changes in product mix contributed approximately 6.2 percent to net sales growth, while decreases in sales volume had a negative 18.9 percent impact on net sales growth. For the six month period ended August 31, 2008, increases in sales prices and changes in product mix contributed approximately 6.5 percent to net sales growth, while decreases in sales volume had a negative 13.5 percent impact on net sales growth.  The principal factors contributing to the decrease in sales volume were:

o                Certain of our suppliers in China have closed operations and/or exited the business due to declining labor availability, evolving government labor regulations and associated compliance standards causing increases in labor costs, rising credit costs and increased borrowing constraints.  This has caused disruptions in delivery and has adversely affected appliance sales across all our business units including lost sales on key appliance items.

o                Lost placement on certain items with large customers due to branded competition and moves to private label.  Certain of these actions have been in response to price increases we have requested.

o                The combined impacts of  lower consumer demand, particularly at higher price points, and increasingly conservative retailer inventory management policies.

o                Last year, we decided to reduce new product offerings in certain wellness appliance categories with a history of low profitability.  We did not replace that lost volume this year.  We believe it was the right decision as several key retailers have curtailed their emphasis on this category.

o                In the second fiscal quarter of last year, we introduced our Bed Head® line of products and shipped initial fill orders, providing a difficult year-over-year comparison.

o                In Europe, geographic appliance sales growth outside of the UK was offset by the weakening UK economic conditions resulting from the spillover effect of the financial turmoil and economic slow-down experienced in the U.S.  Delivery disruptions compounded UK issues as several product launches slated to begin in the second fiscal quarter had to be delayed.

o                In Latin America, appliance volume was down due to the combined effects of a weakening local economy in Mexico and the continued impact of sales disruptions in the Brazilian market due to lack of product availability as a result of a fire at a third-party managed distribution facility in Vitoria, Brazil, as further discussed in Note 20 in our accompanying consolidated condensed financial statements.  We expect Brazilian appliance sales volumes to regain historical pre-fire levels during the second half of the current fiscal year.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Fusion Tools™ and Health o Meter® were key selling brands in this product line.

•                  Grooming, Skin Care, and Hair Products.  Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products.  Our grooming, skin care, and hair care brand portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, Final Net® and Skin Milk® brand names. Net sales for the three- and six-month periods ended August 31, 2008 increased 5.6 percent and 4.4 percent when compared against the same periods last year.

For the quarter ended August 31, 2008, increases due to sales prices and product mix, contributed approximately 4.7 percent to net sales growth, while a small increase in sales volume contributed 0.9 percent to net sales growth.  For the six months ended August 31, 2008, increases due to sales prices and product mix, contributed approximately 5.3 percent to net sales growth, while an overall decrease in sales volume had a negative 0.8 percent impact on net sales growth.

Sales during the quarter were essentially flat in our Latin American region, impacted by a weakening Mexican economy, when compared to the same quarter in the prior year, while quarter-over-quarter net sales in our North American region improved as a result of price increases and increased closeout sales volume.  On a year-to-date basis, net sales in the North American region were lower than the prior year while net sales increases over the prior year in Latin American region remained in the low double digits.  In the Latin American region, net sales growth is being driven primarily by the performance of our Brut® and Ammens® brands.  Within these core brands, our strategy of developing product line and geographic extensions continues to help to generate sales growth.

•                  Brushes, Combs and Accessories.  Net sales for the three- and six-month periods ended August 31, 2008 declined 23.4 percent and 15.7 percent, respectively, when compared to the same periods last year as a result of sales mix impacts on average unit price, unit volume declines, and the impact of increased close-out sales.  In this category, lower price point merchandise and brushes continue to sell well; however, higher price fashion accessory sales have declined at retail and we experienced a higher level of customer returns during the second quarter of fiscal 2009.  Unit prices were also affected by increased closeout sales earlier in season in order to preemptively reduce our inventory levels and adjust product mix for the latest shifts in consumer demand.  Vidal Sassoon®, Revlon®, Karina® and Belson Comare® were the key selling brands in this line.

Housewares Segment - Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales for the three- and six-month periods ended August 31, 2008 increased 19.6 and 17.6 percent to $47.13 million and $85.61 million, respectively, over the same periods in the prior year.  For the three- and six-month periods ended August 31, 2008, increases in unit sales volume contributed approximately 30.7 and 28.9  percent, respectively, to net sales growth, offset by decreases in average selling prices, which had a negative 11.2 and 11.3 percent impact, respectively, on net sales.   Unit volume increases were due to growth with existing accounts and our continued expansion of net sales in the United Kingdom and Japan.  New products, particularly our Good Grips® POP modular line of food storage containers and other line extensions, are contributing to sales growth.  Average unit prices decreased due to product mix, including significant declines in unit sales of higher priced trash cans.

In this segment, sales have been helped by the emerging trend of consumers dining and entertaining more at home in the face of economic uncertainty and higher restaurant food prices.  While the Housewares segment has continued its trend of double digit sales growth during this current year, future sales growth in this segment will continue to depend on new product innovation, product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst most tiers of retailers is extensive.  Also, we are uncertain as to the impact that known and potential losses of sources of supply in China may begin to have.  Additionally, certain domestic competitors have significantly increased closeout selling in response to the impact of slowing consumer demand on retail order levels.  This may negatively impact sales volume and price levels realized over the next few fiscal quarters as many of the Housewares segment’s retailers, including Linens ’n Things, are struggling to maintain year over year sales levels. With respect to Linens, future levels of revenue from this customer may continue to be significantly reduced or eliminated, depending on the ultimate resolution of Linens’ bankruptcy proceedings. Accordingly, we are cautious about our ability to maintain the same pace of sales growth in the future.

OXO Good Grips®, OXO SoftWorks® and OXO Steel® were the key selling brands in this product group.

Consolidated gross profit margins

Consolidated gross profit as a percentage of net sales for the three- and six-month periods ended August 31, 2008, decreased 0.8 and 0.1  percentage points,  respectively, to 42.4 and 42.9 percent.

Gross margins declined on a quarter and year-to-date basis across all product categories except for grooming, skin care and hair products.  Margin declines resulted from the impact of increased product costs out of the Far East, driven by higher raw materials costs, labor and inbound transportations costs and the impact of the continued appreciation of the Chinese Renminbi with respect to the U.S. Dollar.  We may be unable to raise prices in the short term to sufficiently cover all these cost increases.

In our grooming, skin care, and hair products category, margin improvements were the result of price increases and product mix changes, including the introduction of Brut XT® body sprays and deodorants in Latin America.

Selling, general, and administrative expense

SG&A as a percentage of net sales for the fiscal quarter ended August 31, 2008 decreased 0.6 percentage points to 32.8 percent compared to 33.4 percent for the same period last year. SG&A as a percentage of net sales for the six month period ended August 31, 2008 decreased 0.9 percentage points to 32.1 percent compared to 33.0 percent for the same period last year.  SG&A in fiscal 2009  includes the first quarter impact of a $3.88 million charge to bad debt expense due to the bankruptcy of a significant customer, net of $2.70 million in gains on casualty insurance settlements, as further discussed in Notes 6 and 20, respectively, to the accompanying consolidated condensed financial statements.  Improvement over the same periods last year is largely due to our improved warehouse cost structure, sourcing and engineering cost improvements, and lower advertising expenses, partially offset by increased outbound freight costs.  The decrease in advertising expenses were primarily in our domestic grooming, skin care and hair care products category.

These decreases reflect a strategic decision to reduce media advertising and promotional sponsorship expenditures, many of which were no longer needed to support new product introductions.  Advertising levels in other parts of our business have remained relatively constant on a percentage of sales basis.

Impairment charges

The Company historically has completed its analysis of the carrying value of its goodwill and other intangible assets and its analysis of the remaining useful economic lives of its intangible assets other than goodwill during the first quarter of each fiscal year.  As a result of this year’s analysis, in the first quarter of fiscal 2009, we recorded pretax impairment charges of $7.76 million on certain intangible assets associated with our Personal Care segment.  The charges were recorded in the Company’s income statement for the fiscal quarter ended May 31, 2008 as a component of operating income.  The impairment charges reflect the amounts by which the carrying values of the associated assets exceeded their estimated fair values, determined by their estimated future discounted cash flows.

Operating income by segment

The following table sets forth, for the periods indicated, our operating income by segment, as a year-over-year percentage change, and as a percentage of net sales:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Quarter Ended August 31,				% of Segment Net Sales
	2008	2007	$ Change	% Change	2008	2007

Personal Care	$7,406	$6,931	$475	6.9%	7.0%	5.8%
Housewares	7,448	8,567	(1,119)	-13.1%	15.8%	21.7%
Total operating income	$14,854	$15,498	$(644)	-4.2%	9.7%	9.8%

	Six Months Ended August 31,				% of Segment Net Sales
	2008	2007	$ Change	% Change	2008	2007

Personal Care	$14,603	$15,803	$(1,200)	-7.6%	6.9%	7.0%
Housewares	9,917	13,996	(4,079)	-29.1%	11.6%	19.2%
Total operating income	$24,520	$29,799	$(5,279)	-17.7%	8.2%	10.0%

Operating income in the Personal Care segment for the three month period ended August 31, 2008 increased primarily due to lower SG&A costs.  For the six month period ended August 31, 2008, operating income in the Personal Care segment included the impact of $7.76 million of impairment charges and a $2.70 million gain on casualty insurance settlements, as described above.  The impact of these items reduced the Personal Care segment’s operating income by $5.06 million for the first quarter of fiscal 2009.

Operating income in the Housewares segment for the three month period ended August 31, 2008 decreased primarily due to gross margin pressures, higher bad debt expense and higher allocated distribution center costs.  Operating income in the Housewares segment for the six month period ended August 31, 2008 is lower on a percentage of sales basis principally due to gross margin declines and a charge to bad debt expense resulting from the bankruptcy of a significant customer, as further discussed in Note 6 to the accompanying consolidated condensed financial statements.  The Housewares segment’s share of the bad debt expense charge was $3.72 million.

Operating income for each operating segment is computed based on net sales, less cost of goods sold, SG&A, and impairment charges associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

Interest expense and other income / (expense)

Interest expense for the three- and six-month periods ended August 31, 2008 decreased to $3.48 million and $6.94 million, respectively, compared to $3.82 million and $7.93 million, respectively, for the same periods in the prior year.  The decrease in interest expense was due to lower amounts of debt outstanding, when compared to the same periods last year.

Other income, net, for the three- and six-month periods ended August 31, 2008 was $0.75 million and $1.67 million, respectively, compared to $0.22 million and $1.48 million, respectively, for the same periods in the prior year.  The following table sets forth, for the periods indicated, the key components of other income and expense, as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Quarter Ended August 31,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Interest income	$776	$475	$301	63.4%	0.5%	0.3%
Unrealized losses on securities	(8)	(116)	108	*	0.0%	-0.1%
Miscellaneous other income (expense)	(14)	(138)	124	*	0.0%	-0.1%
Total other income (expense)	$754	$221	$533	*	0.5%	0.1%

	Six Months Ended August 31,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Interest income	$1,694	$1,557	$137	8.8%	0.6%	0.5%
Unrealized losses on securities	(7)	(171)	164	*	0.0%	-0.1%
Miscellaneous other income (expense)	(18)	89	(107)	*	0.0%	0.0%
Total other income (expense)	$1,669	$1,475	$194	13.2%	0.6%	0.5%

* Calculation is not meaningful

Interest income was higher for the three- and six-months ended August 31, 2008, when compared to the same periods last year due to higher levels of investments.

Income tax expense

Income tax expense for the three- and six-month periods ended August 31, 2008 was $1.53 million and $3.10 million, or 12.6 and 16.1 percent of earnings before income taxes, respectively, versus benefits of $6.35 and $5.03, respectively, or (53.4) and (21.5) percent of earnings before income taxes, respectively, for the same periods in the previous year.

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

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

	Three Months Ended August 31,
	2008			2007
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate
Pretax earnings and tax expense, as reported	$12,124	$1,526	12.6%	$11,899	$(6,354)	-53.4%

Tax benefit of HK IRD Settlement, including interest income and reversal of penalties	-	-	0.0%	-	7,950	*
Pretax earnings and tax expense, without significant items	$12,124	$1,526	12.6%	$11,899	$1,596	13.4%

	Six Months Ended August 31,
	2008			2007
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate
Pretax earnings and tax expense, as reported	$19,252	$3,096	16.1%	$23,341	$(5,029)	-21.5%

Tax benefit of HK IRD Settlement, including interest income and reversal of penalties	-	-	0.0%	-	7,950	*

Impairment charges	7,760	155	2.0%	-	-	0.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	3,876	1,360	35.1%	-	-	0.0%

Gain on casualty insurance settlements	(2,702)	(67)	2.5%	-	-	0.0%
Pretax earnings and tax expense, without significant items	$28,186	$4,544	16.1%	$23,341	$2,921	12.5%

* Calculation is not meaningful

Excluding the impact of significant items shown above, the fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high tax rate and low tax rate jurisdictions in which we conduct our business.

The table above reports non-GAAP pre-tax earnings and tax expense, which excludes specified significant items.   Non-GAAP pre-tax earnings and tax expense, as discussed in the preceding table, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. The Company believes that its non-GAAP earnings and tax expense, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP pre-tax earnings and tax expense, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on earnings and tax expense.  The Company also believes that the non-GAAP measures provided by the Company facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP pre-tax earnings and tax expense is not prepared in accordance with GAAP, is not an alternative to GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of August 31, 2008 and 2007 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	As of August 31,
	2008	2007

Accounts Receivable Turnover (Days) (1)	69.4	70.7
Inventory Turnover (Times) (1)	2.4	2.3
Working Capital (in thousands)	$182,411	$215,667
Current Ratio	2.0 : 1	2.5 : 1
Ending Debt to Ending Equity Ratio (2)	36.2%	41.4%
Return on Average Equity (1)	8.7%	11.7%

(1)  Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing sales, cost of sales, or net income components as required by the particular measure.   The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)  Total debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines when they appear on our consolidated condensed balance sheets:  “Revolving line of credit”, “Current portion of long-term debt” and “Long-term debt, less current portion.”

Operating activities

Operating activities consumed $9.15 million of cash during the first six months of fiscal 2009, compared to $19.31 million of cash provided during the same period in fiscal 2008.  The decrease in operating cash flow was primarily due to a combination of lower net income and the timing of fluctuations in working capital components, particularly in accounts receivable, accounts payable and accrued expenses.

Accounts receivable increased $10.44 million to $116.06 million as of August 31, 2008, compared to $105.62 million at the end of fiscal 2008.  The accounts receivable increase is due to normal seasonal changes.  Accounts receivable turnover improved to 69.4 days at August 31, 2008, from 70.7 days at August 31, 2007.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $21.53 million to $166.39 million as of August 31, 2008, compared to $144.87 million at the end of fiscal 2008.  The inventory increase is due to normal seasonal changes as we prepare for our peak shipping season.  Inventory turnover improved to 2.4 times at August 31, 2008 compared to 2.3 times for the same period at August 31, 2007.

Working capital decreased to $182.41 million at August 31, 2008, compared to $215.67 million at August 31, 2007.  Our current ratio decreased to 2.0:1 at August 31, 2008, compared to 2.5:1 at August 31, 2007. The decline in our working capital and current ratio was mostly caused by $75 million of long-term debt scheduled to mature in June 2009, which became classified as a current liability during the quarter just ended.  Absent the impact of this change, our working capital position over the past year would have improved as a result of the

strength of our cash flow, active receivables management, and a reduction in income taxes payable resulting from tax settlements.   Over the last twelve months this allowed us to use $9.05 million of cash for capital, trademark and other intangible asset acquisitions, pay down $13 million of debt, and increase our cash, investments and trading securities by $56.74 million.

Investing activities

Investing activities provided $14.99 million of cash during the six months ended August 31, 2008.  Listed below are some significant highlights of our investing activities for the year-to-date:

•      We spent $0.67 million on molds and tooling, $0.99 million on information technology infrastructure and $1.84 million on building improvements, primarily for new office space for our Housewares segment.

•      We liquidated $16.40 million of investments in auction rate securities.

•      We received net proceeds from the sale of property, plant and equipment, primarily from the sale of fractional shares in corporate jets, of approximately $2.59 million.

Financing activities

Financing activities used $5.44 million of cash during the six months ended August 31, 2008.  Highlights of those activities for the year-to-date follow:

•      We repaid $3 million of debt.

•      Employees exercised options to purchase 15,900 common shares, providing $0.17 million of cash and $0.03 million in related tax benefits.

•      In July 2008, purchases through our employee stock purchase plan provided $0.21 million of cash.

•      We repurchased and retired 187,505 common shares at a total purchase price of $2.89 million, for a $15.39 per share average price.

Contractual obligations and commercial commitments

Our contractual obligations and commercial commitments, as of August 31, 2008, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	4,350	2,023	2,327	-	-	-	-
Interest on floating rate debt (1)	38,321	11,134	7,453	6,962	4,508	4,508	3,756
Interest on fixed rate debt	2,063	842	624	407	190	-	-
Open purchase orders	113,273	113,273	-	-	-	-	-
Minimum royalty payments	75,892	4,747	6,420	6,074	5,263	4,853	48,535
Advertising and promotional	85,814	6,917	6,096	5,605	5,755	5,445	55,996
Operating leases	12,326	2,062	1,913	1,391	1,027	992	4,941
Capital spending commitments	237	237	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total contractual obligations (2)	$544,276	$219,235	$27,833	$73,439	$19,743	$15,798	$188,228

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

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2008, we have recorded $1.89 million of net income tax liabilities, including the provision for our uncertain tax positions.  While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

Off-balance sheet arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs

As of August 31, 2008, we have no outstanding borrowings and $1.10 million of open letters of credit under our Revolving Line of Credit Agreement.  We have not drawn on this facility during the current fiscal year.

At August 31, 2008, we held $45.03 million of our investments in auction rate securities collateralized by student loans.  At this time, there is very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these auction rate notes at their recorded values.  If we are unable to sell the notes on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our Revolving Line of Credit Agreement in order to meet those needs.  For more information, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2008.

On May 2, 2008, Linens Holding Co., the operator of Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Linens is a significant customer of the Company with fiscal 2008 net sales of approximately $1.30 million and $17.30 million, for our Personal Care and Housewares segments, respectively.  Linens’ contribution to the Company’s net sales for the six months ended August 31, 2008  totaled $0.44 million and $5.74 million for the Personal Care and Housewares segments, respectively, compared to net sales of $0.84 million and $8.80 million, respectively, for the same period last year.  Future levels of revenue from this customer may continue to be significantly reduced or eliminated, depending on the ultimate resolution of Linens bankruptcy proceedings.

Based on our current financial condition, current operations and the potential impact of the issues discussed in the two paragraphs above, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.   We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In June 2009, our five-year $50 million Revolving Line of Credit facility, and $75 million of five-year, unsecured floating rate senior debt will mature.  Continued disruption in U.S. and international credit markets may adversely affect our ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as past credit agreements.  While management has not committed to a specific course of action to repay the $75 million unsecured floating rate senior debt due June 29, 2009, we are currently working on having sufficient borrowing capacity in place, when combined with available cash and investment balances, to repay the debt principal on or before its maturity.

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

Auction rate securities - As a result of the market failure and lack of liquidity in the current ARS market, our ARS at May 31, 2008 were valued using an estimate of fair value based upon a survey of recent write-downs reported by a sample of public companies with similar investment holdings in student loan backed ARS.  We believe the survey constituted a fair value determination derived from indirectly observable market based information and required classification of our ARS holdings as a long-term investment.  During second quarter of fiscal 2009, we developed a series of discounted cash flow models and began using them to value our ARS’s.   Some of the inputs into the new discounted cash flow models are unobservable in the market and have a significant effect on valuation.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rate of returns and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability based estimate of the time the principal will become available to us. The principal can become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have recommenced and are successful; and (3) the principal has reached maturity.

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

Foreign currency risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three- and six-month periods ended August 31, 2008, we transacted approximately 15 and 16 percent, respectively, of our net sales in foreign currencies. During the three- and six-month periods ended August 31, 2007, we transacted approximately 15 percent of our net sales in foreign currencies. These sales were primarily denominated in the Canadian Dollar, British Pound, Euro, Brazilian Real, Venezuelan Bolivares Fuertes and the Mexican Peso. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  For the three- and six-month periods ended August 31, 2008, we incurred net foreign exchange losses of $0.61 million and $0.34 million, respectively.  During the same fiscal periods in the prior year, we incurred a net foreign exchange loss of $0.15 million and a net foreign exchange gain of $0.51 million, respectively.

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

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in OCI.  These amounts are subsequently recognized in “Selling, general, and administrative expense” in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in “Selling, general, and administrative expense” in the consolidated condensed statements of income.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  See Note 21 to the accompanying consolidated condensed financial statements for information about our hedging activities which took place subsequent to August 31, 2008.

Interest rate risk

Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of August 31, 2008 is both floating and fixed.  Fixed rates are in place on $12 million of senior notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note 14 to the accompanying consolidated condensed financial statements, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 2.80 percent as of August 31, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should floating interest rates drop significantly, we lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated condensed balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated condensed statements of income.

Our levels of debt, certain additional draws against our Revolving Line of Credit Agreement (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile.

The following table summarizes the various foreign currency contracts and interest rate swap contracts we designated as cash flow hedges that were open at August 31, 2008 and February 29, 2008:

CASH FLOW HEDGES

August 31, 2008
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract			Contract	August 31,	Forward Rate	at August 31,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.8177	1.9242	1.8035	$604
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.8177	1.9644	1.7912	$866
Subtotal										$1,470

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,312)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,048)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(4,179)
Subtotal										$(7,539)

Fair Value of Cash Flow Hedges										$(6,069)

February 29, 2008
									Weighted	Market
								Weighted	Average	Value of the
				Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional	Contract			Contract	Feb. 29,	Forward Rate	at Feb. 29,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	2008	(Thousands)

Foreign Currency Contracts
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	$(99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(6,481)
Subtotal										$(12,449)

Fair Value of Cash Flow Hedges										$(12,366)

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.  See Note 21 to the accompanying consolidated condensed financial statements for information about our hedging activities which took place subsequent to August 31, 2008.

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

Risks inherent in cash, cash equivalents and investment holdings

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary and long-term investments consist of AAA auction rate notes that we would normally seek to dispose of within 35 or fewer days (“auction rate securities” or “ARS”).

The following table summarizes the cash, cash equivalents and investments we held at August 31, 2008 and February 29, 2008:

CASH, CASH EQUIVALENTS AND INVESTMENTS HOLDINGS

(in thousands)

	August 31, 2008		February 29, 2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$6,025	0.00 to 4.75%	$6,872	0.00 to 5.40%
Cash held in interest and non interest-bearing operating accounts - restricted	1,011	0.00 to 11.00%	701	-
Commercial paper	3,057	2.38 to 2.56%	1,785	3.15 to 3.19%
Money market accounts	48,156	2.00 to 6.00%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$58,249		$57,851

Auction rate securities - collateralized by student loans	$45,025	1.14 to 3.99%	$63,825	4.50 to 9.90%

Our cash balances at August 31, 2008 and February 29, 2008 include restricted amounts of $1.01 million and $0.70 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts, commercial paper and auction rate securities with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and auction rate securities are purchased from issuers with high credit ratings, therefore, we believe the credit risk is relatively low.

Recent credit market instability, extraordinary stock market volatility and general instability in the financial services sector have increased the risk that access to funds in traditional temporary investment vehicles, such as money market accounts and commercial paper may become temporarily unavailable for purchase, temporarily illiquid or subject to losses in net asset value.  We are watching developments in these markets carefully, and to the extent practical, we continue to seek temporary investments that we believe will preserve capital and meet our liquidity needs.  However, given the financial conditions mentioned above, we can make no assurances our objectives will be met.

We hold investments in auction rate securities collateralized by student loans (with underlying maturities from 20.1 to 39.2 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and August 31, 2008, we liquidated $16.40 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate some of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we re-classified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009 we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.  During the second quarter of fiscal 2009, we recorded an additional pre-tax temporary unrealized loss on our ARS of $0.89 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.30 million.   The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a temporary markdown reflecting a lack of liquidity and other current market conditions.

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

Our management, including the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2008. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 19, 2008, the Court held a hearing at which it approved the terms of the settlement, the certification of the class for purposes of the settlement, and the award of attorney’s fees and costs related to the lawsuit.  The order approving the settlement became final on July 19, 2008.  Under the settlement, the lawsuit has been dismissed with prejudice in exchange for a cash payment of $4.5 million.  The Company’s insurance carrier paid the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit because the Company had met its self-insured retention obligation.  The Company and the two officers of the Company named in the lawsuit have denied any and all allegations of wrongdoing and have received a full release of all claims.

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

-

Other matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 29, 2008 as well as the risk factors listed below, which supplement the risk factors contained in our Form 10-K.  If any of the events or circumstances described in our 10-K or listed below actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks contained in our Form 10-K and those listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are not significant may also impact our business operation.

Continued disruption in U.S. and international credit markets may adversely affect our business, financial condition and results of operation.

Recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans.  Continued disruption may materially limit both consumer credit availability and restrict credit availability to our customer base.

The commitment under our Revolving Line of Credit Agreement expires on June 1, 2009. Our ability to renew our new credit facility or to enter into a new credit facility to replace the existing facility could be impaired if current market conditions continue or worsen.  In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs.  Also, given the increased level of recent banking failures, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place.  We can make no assurances that we will be able to enter into a new credit facility or renew our existing credit facility, or whether any such facility will be under terms that are as favorable as past credit agreements.  Failure to obtain sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions.

Any of these circumstances could have a material adverse effect on our business, financial condition and results of operation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  We did not repurchase any common shares during the three months ended August 31, 2008.  From September 1, 2003 through August 31, 2008, we have repurchased 2,846,733 common shares at a total cost of $74.50 million, or an average price per share of $26.17.  An additional 153,267 common shares remain authorized for purchase under this plan as of August 31, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual General Meeting of Shareholders was held August 19, 2008 in El Paso, Texas. At that meeting, the shareholders voted on the following proposals:

•                  Proposal 1. Election of a board of eight directors;

•                  Proposal 2. Approval of the Helen of Troy Limited 2008 Employee Stock Purchase Plan;

•                  Proposal 3. Approval of the Helen of Troy Limited 2008 Stock Incentive Plan;

•                  Proposal 4. Approval of the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan;

•                  Proposal 5. Ratification of the terms of the performance goals established for the Helen of Troy 1997 Cash Bonus Performance Plan and approval of amendments to the plan; and

•                  Proposal 6. Appointment of Grant Thornton LLP as the auditor and independent registered public accounting firm of the Company to serve for the 2008 fiscal year and to authorize the Audit Committee of the Board of Directors to set the auditor’s remuneration.

A description of the foregoing matters is contained in the Company’s Proxy Statement dated June 27, 2008, relating to the 2008 Annual General Meeting of Shareholders.

With respect to Proposal 1, the shareholders elected each of the following directors to the Company’s Board of Directors by the votes indicated below, to serve until the next annual general meeting of shareholders, or until his or her successor is qualified and elected:

	For	Withheld

Gary B. Abromovitz	22,641,389	4,532,649
John B. Butterworth	24,498,283	2,675,755
Timothy F. Meeker	23,001,075	4,172,963
Byron H. Rubin	23,333,339	3,840,699
Gerald J. Rubin	25,336,853	1,837,185
Stanlee N. Rubin	21,697,197	5,476,841
Adolpho R. Telles	24,480,482	2,693,556
Darren G. Woody	23,247,985	3,926,053

The proposal to approve the Helen of Troy Limited 2008 Employee Stock Purchase Plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

21,463,259	272,152	1,426,469	4,012,158

The proposal to approve the Helen of Troy Limited 2008 Stock Incentive Plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

13,842,898	7,887,778	1,431,204	4,012,158

The proposal to approve the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

18,049,814	3,687,843	1,424,223	4,012,158

The proposal to ratify the terms of the performance goals established for the Helen of Troy 1997 Cash Bonus Performance Plan and approve amendments to the plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

24,590,716	1,136,310	1,447,012	-

The proposal to appoint Grant Thornton LLP as independent auditors of the Company and to authorize the Audit Committee of the Board of Directors to set the auditor’s remuneration received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

27,058,519	83,994	31,525	-

ITEM 6.     EXHIBITS

(a)                             Exhibits

10.1

Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

10.2

Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

10.3

Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

10.4

Helen of Troy Limited 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

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

HELEN OF TROY LIMITED
(Registrant)

Date: October 8, 2008	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: October 8, 2008	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: October 8, 2008	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1

Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

10.2

Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

10.3

Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

10.4

Helen of Troy Limited 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008).

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