Form 10-Q
period 2008-11-30
HELEN OF TROY LTD
filed 2009-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 5, 2008
Common Shares, $0.10 par value per share	30,147,731

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands, except shares and par value)

	November 30,	February 29,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,557	$57,851
Temporary investments	-	63,825
Trading securities, at market value	421	36
Receivables - principally trade, less allowance of $2,009 and $1,331	142,891	105,615
Inventories	171,724	144,867
Prepaid expenses	3,706	6,290
Income taxes receivable	3,709	861
Deferred income tax benefits	12,771	16,419
Total current assets	422,779	395,764

Property and equipment, net of accumulated depreciation of $49,449 and $44,524	85,957	91,611
Goodwill	212,621	212,922
Trademarks, net of accumulated amortization of $238 and $235	157,414	161,922
License agreements, net of accumulated amortization of $18,166 and $17,343	23,653	24,972
Other intangible assets, net of accumulated amortization of $7,989 and $6,432	16,189	15,544
Long-term investments	20,048	-
Deferred income tax benefits	887	-
Other assets, net of accumulated amortization of $3,296 and $2,865	9,186	9,258
Total assets	$948,734	$911,993

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$78,000	$3,000
Accounts payable, principally trade	51,693	42,763
Accrued expenses and other current liabilities	79,302	73,697
Total current liabilities	208,995	119,460

Long-term compensation and other liabilities	2,957	2,566
Long-term income taxes payable	4,173	9,181
Deferred income tax liability	-	410
Long-term debt, less current portion	134,000	212,000
Total liabilities	350,125	343,617

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,141,908 and 30,374,703 shares issued and outstanding	3,014	3,038
Additional paid-in-capital	104,821	100,328
Retained earnings	500,564	473,361
Accumulated other comprehensive loss	(9,790)	(8,351)
Total stockholders’ equity	598,609	568,376
Total liabilities and stockholders’ equity	$948,734	$911,993

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

Net sales	$185,619	$210,348	$484,165	$508,442
Cost of sales	112,075	120,280	282,456	290,130
Gross profit	73,544	90,068	201,709	218,312

Selling, general, and administrative expense	53,543	59,387	149,428	157,832
Operating income before impairment and gain	20,001	30,681	52,281	60,480

Impairment charges	-	4,983	7,760	4,983
Gain on sale of land	-	(3,609)	-	(3,609)
Operating income	20,001	29,307	44,521	59,106

Other income (expense):
Interest expense	(3,380)	(3,603)	(10,317)	(11,536)
Other income, net	575	741	2,244	2,216
Total other income (expense)	(2,805)	(2,862)	(8,073)	(9,320)

Earnings before income taxes	17,196	26,445	36,448	49,786

Income tax expense (benefit):
Current	2,534	4,466	1,929	(514)
Deferred	(428)	(863)	3,273	(912)
Net earnings	$15,090	$22,842	$31,246	$51,212

Earnings per share:
Basic	$0.50	$0.74	$1.03	$1.68
Diluted	$0.48	$0.73	$1.00	$1.60

Weighted average common shares used in computing net earnings per share
Basic	30,196	30,708	30,206	30,507
Diluted	31,229	31,296	31,162	31,924

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended November 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$31,246	$51,212
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,604	10,785
Provision for doubtful receivables	678	331
Share-based compensation	1,037	821
Write off of deferred finance costs due to early extinguishment of debt	-	282
Unrealized loss on trading securities	68	190
Deferred taxes, net	3,205	(1,167)
Gain on the sale of property and equipment	(100)	(3,614)
Impairment charges	7,760	4,983
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(37,795)	(39,818)
Inventories	(26,209)	5,832
Prepaid expenses	2,584	(957)
Other assets	(376)	(408)
Accounts payable	8,930	10,356
Accrued expenses	5,810	19,020
Income taxes payable	(4,268)	(1,710)
Net cash provided by operating activities	3,174	56,138

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(4,964)	(4,624)
Business acquisitions	(4,765)	(36,500)
Purchase of investments	(453)	(141,000)
Sale of investments	40,575	145,100
Proceeds from the sale of property and equipment	2,613	5,702
Net cash provided / (used) by investing activities	33,006	(31,322)

Cash flows from financing activities:
Repayment of long-term debt	(3,000)	(25,000)
Proceeds from exercise of stock options, net	515	4,278
Proceeds from employee stock purchase plan	212	210
Common share repurchases	(4,264)	-
Payment of tax obligations resulting from cashless option exercise	-	(4,505)
Share-based compensation tax benefit	63	173
Net cash used by financing activities	(6,474)	(24,844)
Net increase (decrease) in cash and cash equivalents	29,706	(28)
Cash and cash equivalents, beginning of period	57,851	35,455
Cash and cash equivalents, end of period	$87,557	$35,427

Supplemental cash flow disclosures:
Interest paid	$9,797	$11,121
Income taxes paid (net of refunds)	$6,156	$24,367
Common shares received as exercise price of options	$-	$15,938

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements Of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

Net earnings, as reported	$15,090	$22,842	$31,246	$51,212
Other comprehensive income (loss), net of tax:
Cash flow hedges - Interest rate swaps	(4,046)	(3,638)	(805)	(3,496)
Cash flow hedges - Foreign currency	254	(562)	1,480	(1,177)
Unrealized losses - Auction rate securities	(529)	-	(2,114)	-
Comprehensive income	$10,769	$18,642	$29,807	$46,539

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2008

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2008 and February 29, 2008, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2008 and 2007. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

In some cases, we have provided additional information for prior periods in the accompanying notes to consolidated condensed financial statements to conform to the current period’s presentation.

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

Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). SFAS 162 became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 did not have a material effect on our consolidated condensed financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued Statement of Financial Accounting Standards No.  161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities,” which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008.  Early adoption is encouraged.  We are currently determining the effect, if any, this pronouncement will have on our consolidated condensed financial statements.

Note 3 – Litigation

Securities Class Action Litigation – An agreement was reached to settle the consolidated class action lawsuit filed on behalf of purchasers of publicly traded securities of the Company against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

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

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   The number of  common shares underlying dilutive securities was 1,032,747 and 955,898 for the three- and nine-month periods ended November 30, 2008, respectively, and 588,478 and 1,417,329 for the three- and nine-month periods ended November 30, 2007, respectively.  All dilutive securities during these periods consisted of stock options which were issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares.  These options were exercisable for a total of 1,437,408 common shares and 1,241,100 common shares at November 30, 2008 and 2007, respectively.

Note 5 – Segment Information

In the tables that follow, we present two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  We use third-party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drug store chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.  The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended February 29, 2008.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

(in thousands)

	Personal
November 30, 2008	Care	Housewares	Total

Net sales	$140,318	$45,301	$185,619
Operating income	11,780	8,221	20,001
Capital, license, trademark and other intangible expenditures	190	767	957
Depreciation and amortization	2,221	1,313	3,534

	Personal
November 30, 2007	Care	Housewares	Total

Net sales	$162,992	$47,356	$210,348
Operating income	20,336	8,971	29,307
Capital, license, trademark and other intangible expenditures	1,086	872	1,958
Depreciation and amortization	2,385	1,249	3,634

NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

(in thousands)

	Personal
November 30, 2008	Care	Housewares	Total

Net sales	$353,258	$130,907	$484,165
Operating income	26,383	18,138	44,521
Capital, license, trademark and other intangible expenditures	1,576	3,388	4,964
Depreciation and amortization	6,793	3,811	10,604

	Personal
November 30, 2007	Care	Housewares	Total

Net sales	$388,306	$120,136	$508,442
Operating income	36,139	22,967	59,106
Capital, license, trademark and other intangible expenditures	1,996	2,628	4,624
Depreciation and amortization	7,144	3,641	10,785

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

IDENTIFIABLE NET ASSETS AT NOVEMBER 30, 2008 AND FEBRUARY 29, 2008

(in thousands)

	Personal
	Care	Housewares	Total

November 30, 2008	$580,592	$368,142	$948,734
February 29, 2008	552,329	359,664	911,993

Note 6 – Significant Charge against Allowance for Doubtful Accounts

On May 2, 2008, Linens Holding Co., the operator of the Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million.  For the fiscal quarter ended May 31, 2008, a bad debt provision charge of $3.88 million was made to SG&A and we established a specific allowance of the same amount to account for the portion of the receivable we estimated to be uncollectible.  For the fiscal quarter ended August 31, 2008, we charged the remaining $0.29 million unreserved balance of Linen’s pre-petition accounts receivables to our bad debt provision and wrote off the resulting 100 percent reserved balance as uncollectable.   During the fiscal quarter ended November 30, 2008, Linens announced plans to liquidate by December 31, 2008.  Linens has been a significant customer of the Company with fiscal 2008 net sales of approximately $1.30 million and $17.30 million, for our Personal Care and Housewares segments, respectively.  We expect no further sales from Linens in future quarters and we have fully collected all post-petition receivables as of November 30, 2008.  Linens’ contribution to the Company’s net sales for the nine months ended November 30, 2008 totaled $0.55 million and $7.24 million for the Personal Care and Housewares segments, respectively, compared to net sales of $1.12 million and $12.76 million, respectively, for the same period last year.

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 29,
	(Years)	2008	2008

Land	-	$9,073	$9,073
Building and improvements	10 - 40	64,848	62,832
Computer and other equipment	3 - 10	43,214	42,461
Molds and tooling	1 - 3	8,558	8,299
Transportation equipment	3 - 5	367	3,991
Furniture and fixtures	5 - 15	8,363	8,168
Construction in process	-	983	1,311
		135,406	136,135
Less accumulated depreciation		(49,449)	(44,524)
Property and equipment, net		$85,957	$91,611

In two separate transactions, we sold all fractional shares in our corporate jets for a combined $2.57 million and recognized a combined pretax gain of $0.11 million during the 2009 fiscal year.

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $5,998 and resulted in a pretax gain on the sale of $3,609.

Depreciation expense was $2.55 million and $7.79 million for the three- and nine-month periods ended November 30, 2008, respectively, and $2.66 million and $7.82 million for the three- and nine-month periods ended November 30,  2007, respectively.

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

In response to unsatisfactory consumer sales and the discontinuance of the Epil-Stop® line by certain retailers, in the third quarter of the 2008 fiscal year, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our Time-block® brand in light of our recent experience with Epil-Stop®.  As a result, during the quarter ended November 30, 2007, we recorded pretax impairment charges totaling $4.98 million ($4.88 million after tax) representing the carrying value of the Epil-Stop® and Time-block® trademarks.  At that time, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values and that any significant additional investments in these brands would not generate potential returns in line with the Company’s investment expectations.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

INTANGIBLE ASSETS

(in thousands)

			Gross
			Carrying					Net Book
			Amount at	Nine Months Ended November 30, 2008				Value at
		Estimated	February 29,			Acquisition	Accumulated	November 30,
Type / Description	Segment	Life	2008	Additions	Impairments	Adjustments	Amortization	2008

Goodwill:
OXO	Housewares	Indefinite	$166,131	$-	$-	$-	$-	$166,131
All other goodwill	Personal Care	Indefinite	46,791	-	-	(301)	-	46,490
			212,922	-	-	(301)	-	212,621

Trademarks:
OXO	Housewares	Indefinite	75,554	-	-	-	-	75,554
Brut	Personal Care	Indefinite	51,317	-	-	-	-	51,317
All other - definite lives	Personal Care	[1]	338	-	-	-	(238)	100
All other - indefinite lives	Personal Care	Indefinite	34,948	2,759	(7,264)	-	-	30,443
			162,157	2,759	(7,264)	-	(238)	157,414

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	(377)	-	-	17,623
All other licenses	Personal Care	8 - 25 Years	24,315	-	(119)	-	(18,166)	6,030
			42,315	-	(496)	-	(18,166)	23,653

Other:
Patents, customer lists and non-compete agreements
	Housewares	2 - 14 Years	19,741	332	-	-	(7,227)	12,846
	Personal Care	3 - 8 Years	2,235	1,870	-	-	(762)	3,343
			21,976	2,202	-	-	(7,989)	16,189

Total			$439,370	$4,961	$(7,760)	$(301)	$(26,393)	$409,877

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the three- and nine-month periods ended November 30, 2008 and 2007, as well as our latest estimate of amortization expense for the fiscal years ending the last day of each February from 2009 through 2014.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate amortization expense
For the three months ended

November 30, 2008	$839
November 30, 2007	$852

Aggregate amortization expense
For the nine months ended

November 30, 2008	$2,383
November 30, 2007	$2,478

Estimated amortization expense
For the fiscal years ended

February 2009	$3,272
February 2010	$3,502
February 2011	$2,825
February 2012	$2,712
February 2013	$2,579
February 2014	$2,063

NOTE 9 - Acquisitions

Ogilvie Products Acquisition - On October 10, 2008, we acquired from Ascendia Brands, Inc. the rights to trademarks, customer lists, formulas and inventory of the Ogilvie® brand of home permanent and hair-straightening products for a cash purchase price of $4.77 million.  In addition, upon acquisition, we recorded an additional $0.35 million of liabilities that we expect we will incur as a result of pre-acquisition operations. The products acquired will be sold through our Personal Care segment.  We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon the fair value of the assets acquired.  Based upon the fair values, we assigned the acquired trademarks indefinite economic lives and will amortize the customer list over an expected life of 4.2 years.  The following schedule presents the assets acquired at closing and our allocation of the initial purchase price:

Ogilvie® - Brand Assets Acquired on October 10, 2008

(in thousands)

Inventories	$521
Trademarks	2,726
Customer list	1,870
Total assets acquired	5,117
Less: Current liabilities recorded at acquisition	(352)
Net assets acquired	$4,765

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

Note 10 – Short Term Debt

We entered into a five year revolving Credit Agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  During the quarter ended November 30, 2008, borrowings under the Revolving Line of Credit Agreement accrued interest equal to the higher of the Federal Funds Rate plus 0.50 percent or Bank of America’s prime rate. Alternatively, upon timely election by the Company, during the fiscal quarter ended November 30, 2008, borrowings accrued interest based on the respective 1, 2, 3, or 6 month LIBOR rate plus a margin of 0.75 percent to 1.25 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness, including the subject funding on such date to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of the four consecutive fiscal quarters most recently ended. The credit line allows for the issuance of letters of credit up to $15 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.0 percent per annum on the face value of the letter of credit. During the second quarter of fiscal 2008, we permanently reduced the commitment under our Revolving Line of Credit Agreement from $75 million to $50 million, which resulted in a proportionate decline in the cost of associated commitment fees under the facility. Outstanding letters of credit reduce the borrowing limit dollar for dollar. During the first nine months of fiscal 2009 and all of fiscal 2008, we did not draw on the Revolving Line of Credit facility. As of November 30, 2008, there were no revolving loans and $0.60 million of open letters of credit outstanding under this facility.

The Revolving Line of Credit Agreement requires the maintenance of certain debt/EBITDA, fixed charge coverage ratios, and other customary covenants. The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of November 30, 2008, we were in compliance with the terms of our agreements.

On December 15, 2008, we entered into an amendment to the Revolving Line of Credit Agreement, which, among other things, extended the maturity date from June 1, 2009 to December 15, 2013, adjusted interest rate margins and modified certain of our financial covenants.  For additional information regarding the amendment, see Note 21.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 29,
	2008	2008

Accrued sales returns, discounts and allowances	$29,832	$24,969
Accrued compensation	6,640	11,675
Accrued advertising	12,280	6,917
Accrued interest	2,181	2,092
Accrued royalties	3,215	3,029
Accrued professional fees	1,080	1,273
Accrued benefits and payroll taxes	1,561	1,431
Accrued freight	1,742	1,446
Accrued property, sales and other taxes	2,009	1,196
Foreign currency contracts	(1,783)	(83)
Interest rate swaps	13,669	12,449
Other	6,876	7,303
Total accrued expenses and other current liabilities	$79,302	$73,697

Note 12 – Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $9.39 million and $7.64 million as of November 30, 2008 and February 29, 2008, respectively. We estimate our warranty accrual using historical trends, which we believe is the most reliable method by which we can estimate our warranty liability.  This liability is included in the line entitled “Accrued sales returns, discounts and allowances” in Note 11.

The following table summarizes the activity in the Company’s accrual for the three- and nine-month periods ended November 30, 2008 and fiscal year ended February 29, 2008:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

			February 29,
	November 30, 2008		2008
	(Three Months)	(Nine Months)	(Year)

Balance at the beginning of the period	$8,296	$7,635	$6,450
Additions to the accrual	5,152	14,852	22,722
Reductions of the accrual - payments and credits issued	(4,057)	(13,096)	(21,537)
Balance at the end of the period	$9,391	$9,391	$7,635

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

United States Income Taxes - We previously disclosed that the U.S. Internal Revenue Service (the “IRS”) provided notice of proposed adjustments of $5.95 million to taxes for fiscal years 2003 and 2004.  In April 2008, we resolved all outstanding tax issues resulting in no adjustments to either year.  As a result of the settlement, in the fourth quarter of fiscal 2008, we reversed $3.68 million of tax provisions, including interest and penalties, previously established for those years. Of the $3.68 million, $1.36 million was credited to fiscal year 2008 tax expense and $2.32 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

The IRS recently completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  On December 11, 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $3.15 million of tax provisions, including interest and penalties previously established for fiscal 2005.  Of the $3.15 million, $0.46 million was credited to fiscal year 2009 tax expense and $2.69 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The American Jobs Creation Act of 2004 (the “AJCA”) included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the U.S. after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure.  In addition to future changes in tax laws, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

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

Effective March 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.

As of November 30, 2008, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years

Hong Kong	- None -	2006	-	2008
Mexico	- None -	2003	-	2007
United Kingdom	- None -	2006	-	2008
United States	- None -	2006	-	2008

The following table summarizes the net change to unrecognized tax benefits during the first nine months of fiscal 2009:

UNRECOGNIZED TAX BENEFITS
(in thousands)

February 29, 2008	$9,181
Changes in tax positions taken during a prior year	196
Impact of foreign currency remeasurement on unrecognized tax benefits in the current year	(628)
Changes due to settlements and agreements with tax authorities	(4,576)
November 30, 2008	$4,173

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

We do not expect any material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three- and nine-month periods ended November 30, 2008 were expenses of 12.2 and 14.3 percent compared to an expense of 13.6 and a benefit of 2.9 percent, respectively, for the three- and nine-month periods ended November 30, 2007.

The tax benefit for the nine month period ended November 30, 2007 resulted from the impact of reaching tax settlements with the IRD for fiscal years 1998 through 2003, and tax agreements for fiscal years 2004 and 2005.

In any given period, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.

The following table shows the comparative impact of these items on our pretax earnings, tax expense and our overall effective tax rates, for three- and nine-month periods ended November 30, 2008 and 2007:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES
(dollars in thousands)
	Three Months Ended November 30,
	2008 - Increase (Decrease)			2007 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Tax benefit of IRS Settlement, including reversal of interest	$-	$(461)	-2.7%	$-	$-	0.0%

Impairment charges	-	-	0.0%	(4,983)	(100)	2.1%

Gain on sale of land	-	-	0.0%	3,609	1,364	3.1%

	Nine Months Ended November 30,
	2008 - Increase (Decrease)			2007 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Tax benefit of HK IRD Settlement, including interest income and reversal of penalties	$-	$-	0.0%	$-	$(7,950)	-15.5%

Tax benefit of IRS Settlement, including reversal of interest	-	(461)	-1.0%	-	-	0.0%

Impairment charges	(7,760)	(155)	2.1%	(4,983)	(100)	-0.5%

Charge to allowance for doubtful accounts due to customer bankruptcy	(3,876)	(1,360)	-1.8%	-	-	0.0%

Gain on sale of land	-	-	0.0%	3,609	1,364	2.8%

Gain on casualty insurance settlement	2,702	67	-0.7%	-	-	0.0%

For the three- and nine-month periods ended November 30, 2008, the combined net effect of the significant items shown above was to decrease our effective tax rates by 2.7 percent and 1.4 percent, respectively.   For the three- and nine-month periods ended November 30, 2007, the net effect of the significant items shown above was to increase and decrease our effective tax rates by 5.2 percent and 13.2 percent, respectively.

In addition to the items shown above, other shifts in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Note 14 – Long-Term Debt

A summary of long-term debt was as follows:

LONG-TERM DEBT
(in thousands)

	Original
	Date	Interest		November 30,	February 29,
	Borrowed	Rates	Matures	2008	2008

$15 million unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3 million payable annually beginning July 2008.	07/97	7.24%	07/12	$12,000	$15,000

$75 million unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/09	75,000	75,000

$50 million unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				212,000	215,000
Less current portion of long-term debt				(78,000)	(3,000)
Long-term debt, less current portion				$134,000	$212,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

Interest rate hedge agreements (the “swaps”) are in place for our floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes (the “Senior Notes”). The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7 and 10 Year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively. Under the swaps, we agree with other parties to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt.  Under these swaps, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  The swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis and has customary covenants covering debt/EBITDA ratios, fixed charge coverage ratios, consolidated net worth levels, and other financial requirements.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of November 30, 2008, we are in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE
(in thousands)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

Interest and commitment fees	$2,437	$3,575	$7,098	$11,347
Deferred finance costs	144	121	431	485
Interest rate swap settlements	799	(93)	2,788	(415)
Reduction of debt and revolving credit agreement commitment	-	-	-	119
Total interest expense	$3,380	$3,603	$10,317	$11,536

For the nine months ended November 30, 2007, the line entitled “Reduction of debt and revolving credit agreement commitment” includes the write off of $0.28 million of unamortized deferred finance fees incurred in connection with the prepayment of $25 million of long-term debt and the reduction of the commitment under our Revolving Line of Credit Agreement from $75 million to $50 million, partially offset by a gain of $0.16 million upon the liquidation of our position in $25 million of associated interest rate swaps.

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

The FASB issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2010 year. The Company’s financial assets and liabilities adjusted to fair value at November 30, 2008 are money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.  These assets and liabilities are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	November 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$74,303	$74,303	$-	$-
Trading securities	421	421	-	-
Auction rate securities	20,048	-	-	20,048
Foreign currency contracts	1,783	-	1,783	-
Total	$96,555	$74,724	$1,783	$20,048

Liabilities:
Interest rate swaps	$13,669	$-	$13,669	$-

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

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 19.8 to 37 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated condensed balance sheet under the heading “Temporary investments,” which we believed was appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and November 30, 2008, we have liquidated $40.58 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate all of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we reclassified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, in the first quarter of fiscal 2009, we recorded a pre-tax temporary unrealized loss on our ARS of $1.51 million, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet, net of related tax effects of $0.51 million.  Our estimate of fair value as of May 31, 2008 was based upon a survey of recent write-downs reported by a sample of public companies with similar investment holdings in student loan backed ARS. The recording of this unrealized loss was not a result of the quality of the underlying collateral, but rather a temporary markdown reflecting a lack of liquidity and other current market conditions.

During the quarter ended August 31, 2008, we developed a series of discounted cash flow models and began using them to value our ARS.   Based on these models, for the three- and nine-months ended November 30, 2008, we recorded total pre-tax temporary unrealized losses on our ARS of $0.80 million and $3.20 million, respectively, which is reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet at November 30, 2008 net of related tax effects of $1.09 million.

Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability-based estimate of the time the principal will become available to us. The principal can become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have recommenced and are successful; and (3) the principal has reached maturity.

The table below presents a reconciliation for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-months ended November 30, 2008:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
Auction Rate Securities
(in thousands)
For the three months ended

Balance at August 31, 2008	$45,025
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive loss	(802)
Sales at par	(24,175)
Balance at November 30, 2008	$20,048

For the nine months ended

Balance at February 29, 2008	$-
Transfers into Level 3 at August 31, 2008	47,067
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive loss	(1,694)
Sales at par	(25,325)
Balance at November 30, 2008	$20,048

Total gains or losses included in earnings for the three months ended November 30, 2008	$-
Total gains or losses included in earnings for the nine months ended November 30, 2008	$-
Cumulative change in unrealized gains or (losses) relating to assets still held at the reporting date	$(3,202)

Note 16 – Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of November 30, 2008 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	6,098	2,023	2,327	1,748	-	-	-
Interest on floating rate debt (1)	35,352	10,029	7,453	6,225	4,508	4,508	2,629
Interest on fixed rate debt	1,846	787	570	353	136	-	-
Open purchase orders	109,851	109,851	-	-	-	-	-
Minimum royalty payments	80,469	7,006	6,313	6,516	5,933	5,543	49,158
Advertising and promotional	85,597	6,828	6,560	6,141	6,291	5,792	53,985
Operating leases	12,207	1,953	1,821	1,266	975	962	5,230
Capital spending commitments	116	116	-	-	-	-	-
Total contractual obligations (2)	$543,536	$216,593	$28,044	$75,249	$20,843	$16,805	$186,002

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

(2)        In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2008, we have recorded $0.46 million of net income tax liabilities, including the provision for our uncertain tax positions.  While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.46 million and $1.68 million for the three- and nine-month periods ended November 30, 2008, respectively, and $0.65 million and $2.01 million for the three- and nine-month periods ended November 30, 2007, respectively.

Note 17 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, taxes receivable, taxes payable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2008, we transacted approximately 20 and 18 percent, respectively, of our net sales in foreign currencies. During the three- and nine-month periods ended November 30, 2007, we transacted approximately 19 and 17 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  Exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities are recognized in the respective income tax lines in the consolidated condensed statements of income, and all other foreign exchange gains and losses are recognized in SG&A in the consolidated condensed statements of income. For the three- and nine-month periods ended November 30, 2008, we recorded net foreign exchange losses of $4.59 million and $4.93 million in SG&A, respectively, and recorded net foreign exchange gains of $0.15 million and $0.56 million in income tax expense, respectively.  For the three- and nine-month periods ended November 30, 2007, we recorded net foreign exchange gains of $0.74 million and $1.25 million in SG&A, respectively, and recorded net foreign exchange losses of $0.16 million and $0.16 million in income tax expense, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

We enter into these type of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.

For transactions we designate as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss) (“OCI”). These amounts are subsequently recognized in SG&A in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in SG&A in the consolidated condensed statements of income.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S.  Dollars for British Pounds in notional amounts and terms that effectively froze the $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds.  These forward contracts had originally been designated as cash flow hedges.  In accordance with Derivatives Implementation Group (DIG) Issue No. G3 - Discontinuation of a Cash Flow Hedge, the net gain related to the discontinued cash flow hedges will continue to be reported in OCI as it is probable that the forecasted transactions will occur generally by the originally specified time period.  Therefore, the deferred gains related to the combined group of derivatives will remain in OCI and are currently expected to be reclassified into earnings when the underlying contracts settle over dates ranging from December 11, 2008 through August 17, 2009.

Interest Rate Risk – Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of November 30, 2008 is both floating and fixed.  Fixed rates are in place on $12 million of Senior Notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note 14, but have been effectively converted to fixed rate debt using the swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 3.77 percent as of November 30, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should floating interest rates drop significantly, we lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated condensed balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated condensed statements of income.

The following table summarizes our open foreign currency contracts and interest rate swap contracts and indicates whether they are designated as cash flow hedges or ordinary hedges at November 30, 2008 and February 29, 2008:

FOREIGN CURRENCY AND INTEREST RATE SWAP CONTRACTS
November 30, 2008
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	November 30, 2008	Forward Rate at Inception	at November 30, 2008	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.4910	1.9242	1.4972	$2,135
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.4910	1.9644	1.5040	$2,302
Sell	Dollars	$17,626,500	9/3/2008	12/11/2008	8/17/2009	1.7825	1.4910	1.7627	1.4973	$(2,654)
Subtotal										$1,783

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,214)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,545)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(8,910)
Subtotal										$(13,669)

Total Fair Value										$(11,886)

February 29, 2008
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	Feb. 29, 2008	Forward Rate at Inception	at February 29, 2008	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	$(99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(6,481)
Subtotal										$(12,449)

Total Fair Value										$(12,366)

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

The following table summarizes the cash, cash equivalents and investments that we held at November 30, 2008 and February 29, 2008:

CASH, CASH EQUIVALENTS AND INVESTMENTS HOLDINGS
(in thousands)
	November 30, 2008		February 29, 2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$12,134	0.00 to 5.00%	$6,872	0.00 to 5.40%
Cash held in interest and non interest-bearing operating accounts - restricted	1,120	0.00 to 7.75%	701	-
Commercial paper	-	-	1,785	3.15 to 3.19%
Money market accounts	74,303	1.39 to 7.50%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$87,557		$57,851

Auction rate securities - collateralized by student loans	$20,048	2.48 to 3.86%	$63,825	4.50 to 9.90%

Our cash balances at November 30, 2008 and February 29, 2008 include restricted cash of $1.12 million and $0.70 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts, commercial paper and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are purchased from issuers with high credit ratings, therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying remaining maturities from 19.8 to 37 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated balance sheet under the heading “Temporary investments,” which we believed was appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and November 30, 2008, we liquidated $40.58 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to

access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate all of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we reclassified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, for the three- and nine-months ended November 30, 2008, we recorded total pre-tax temporary unrealized losses on our ARS of $0.80 million and $3.20 million, respectively, which is reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheet at November 30, 2008 net of related tax effects of $1.09 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a temporary markdown reflecting a lack of liquidity and other current market conditions.

Note 18 – Repurchase of Helen of Troy Shares

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  On October 15, 2008 the Board of Directors approved a resolution to add 3,000,000 shares to the existing shares authorized for repurchase and to extend the repurchase program through October 31, 2011.  During the three- and nine-months ended November 30, 2008, we repurchased and retired 93,333 and 280,838 shares, respectively, under the repurchase program at a total purchase price of $1.38 million and $4.27 million, respectively, for a per share average price of $14.78 and $15.19, respectively.  During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20.27 million as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price.  For the fiscal quarter ended November 30, 2007, we did not repurchase any common shares.   From September 1, 2003 through November 30, 2008, we have repurchased 2,940,066 common shares at a total cost of $75.88 million, or an average price per share of $25.81.  An additional 3,059,934 common shares remain authorized for purchase under this plan as of November 30, 2008.   The following schedule sets forth the purchase activity for the three months ended November 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep 1 through Sep 30, 2008	-	-	-	153,267
Oct 1 through Oct 31, 2008 *	77,433	14.88	77,433	3,075,834
November 1 through November 30, 2008	15,900	14.28	15,900	3,059,934
Total	93,333	14.78	93,333	3,059,934

* Includes 3,000,000 additional shares authorized for repurchase by our Board of Directors on October 16, 2008.

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

Expired Plans

The 1998 Plan covered a total of 6,750,000 common shares for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008. As of November 30, 2008, 5,772,001 common shares subject to options were outstanding under the plan.

The 1995 Directors’ Plan covered a total of 980,000 of our common shares for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005. As of November 30, 2008, options to purchase 232,000 common shares were outstanding under the plan.

The 1998 Stock Purchase Plan initially covered a total of 500,000 common shares for issuance to our employees. Under the terms of the 1998 Stock Purchase Plan, employees authorized the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 1998 Stock Purchase Plan is equal to the lower of 85 percent of the shares’ fair market value on either the first day of each option period or the last day of each period. The 1998 Stock Purchase Plan expired by its own terms on July 17, 2008. During the second quarter of fiscal 2009, plan participants acquired 15,261 common shares at a price of $13.78 per share. As of November 30, 2008, 234,889 common shares had been issued under the plan.  No additional common shares may be issued under the plan.

Recently Approved Plans

The 2008 Stock Incentive Plan covers a total of 750,000 common shares for issuance to key officers, employees and consultants of the Company. The plan provides for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options, restricted stock, restricted stock units or other stock-based awards. Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, is not eligible to participate in the plan. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. As of November 30, 2008, no awards have been granted under the 2008 Stock Incentive Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Directors’ Plan covers a total of 175,000 of our common shares for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of the Board of Directors. Shares granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. As of November 30, 2008, no awards have been granted under the 2008 Director’s Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Stock Purchase Plan covers a total of 350,000 common shares for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. As of November 30, 2008, no shares have been issued under the 2008 Stock Purchase Plan. The plan will expire by its terms on September 1, 2018.

The Company recorded stock-based compensation expense in SG&A for the three- and nine-months ended November 30, 2008 and 2007, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

Stock options	$377	$275	$955	$732
Employee stock purchase plan	-	-	82	89
Share-based payment expense	377	275	1,037	821
Less income tax benefits	(24)	(20)	(63)	(173)
Share-based payment expense, net of income tax benefits	$353	$255	$974	$648

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.01	$0.03	$0.02
Diluted	$0.01	$0.01	$0.03	$0.02

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three- and nine-month periods ended November 30, 2008 and 2007:

FAIR VALUE OF AWARDS AND ASSUMPTIONS USED

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

Weighted average fair value of grants (in dollars)	None Issued	$6.70	$8.66	$9.09
Risk free interest rate	-	3.97%	2.81%	4.62%
Dividend yield	-	-	-	-
Expected volatility	-	40.55%	46.19%	37.94%
Weighted average expected life (in years)	-	4.08	3.80	3.92

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

A summary of option activity as of the period ended November 30, 2008, and changes during the nine months then ended are as follows:

SUMMARY OF STOCK OPTION ACTIVITY
(in thousands, except contractual term and per share data)
				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 29, 2008	5,823	$15.34	$5.58	3.69	$14,171
Granted	250	22.46
Exercised	(33)	14.02			196
Forfeited / expired	(36)	21.03
Outstanding at November 30, 2008	6,004	$15.60	$5.69	3.13	$13,597

Exerciseable at November 30, 2008	5,316	$14.62	$5.32	2.58	$13,597

A summary of non-vested option activity as of November 30, 2008, and changes during the nine months then ended are as follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)
		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 29, 2008	545	$8.38
Granted	250	8.66
Exercised, vested or forfeited	(107)	(7.68)
Outstanding at November 30, 2008	688	$8.59

A summary of the Company’s total unrecognized share-based compensation cost as of November 30, 2008 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE
(in thousands, except weighted average expense period data)
		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$4,488	41.0

Note 20 – Gain on Casualty Insurance Settlements

On March 6, 2008, a fire at a third-party managed distribution facility in Vitoria, Brazil destroyed the Company’s personal care products inventory with a recorded value of $1.01 million.  As a result, we experienced some Personal Care segment sales disruptions in the Brazilian market through the balance of the first and second quarters of fiscal 2009.  The impact on our annual results in fiscal 2009 due to lost revenue and associated costs was and will be significant from the perspective of our Latin American region’s operating results.  We filed claims with our casualty insurance carrier on this inventory and recorded a gain on casualty insurance settlement of $2.46 million in SG&A for the fiscal quarter ended May 31, 2008. Also, during the same quarter, we recorded an additional gain in SG&A on certain other loss claims of $0.24 million.

Note 21 – Subsequent Amendment of our Revolving Line of Credit Agreement

On December 15, 2008, we entered into the Fourth Amendment to Credit Agreement (the “Amendment”) with Helen of Troy L.P., as borrower, Bank of America, N.A., and the other lenders party thereto. The Amendment, modified the Revolving Line of Credit Agreement as follows:

(1)  The Amendment extended the maturity date as defined in the Revolving Line of Credit Agreement from June 1, 2009 to December 15, 2013;

(2)  The Amendment increased the margin for the Eurodollar rate loans from a range of 0.750% to 1.250% per annum to a range of 1.25% to 1.750% per annum (depending on our leverage ratio);

(3)  The Amendment increased the margin for the base rate loans from zero to a range of 0.250% to 0.750% per annum (depending on our leverage ratio); and

(4)  The Amendment modified the leverage ratio, the consolidated net worth and the interest coverage ratio financial covenants, as well as the capital expenditure covenant.

Assuming the Amendment had been in effect on November 30, 2008, we would have been in compliance with its covenants.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

Our third fiscal quarter’s net sales traditionally average 33 percent of the year’s total, and is our highest volume quarter each fiscal year.  Net sales for the three- and nine month periods ended November 30, 2008 were down 11.8 percent and 4.8 percent, respectively, when compared to the same periods last year.

Net sales in our Personal Care segment were down 13.9 percent for the quarter and 9.0 percent for the nine months ended November 30, 2008, when compared to the same periods last year. We believe that recent credit market instability, extraordinary stock market volatility, increases in unemployment rates and the uncertainty regarding the impact and extent of U.S. government intervention on behalf of the financial services and automotive sectors continue to fuel consumer uncertainty and depress consumer spending.  The continuing deterioration of economic conditions has lead to a recessionary environment in which many of our retail partners have experienced declining same store sales trends.  This led to retailers’ expectation of a weak and highly promotional holiday season.

The economic turmoil experienced in North American markets has spread globally.  As a result, we also experienced a slowing of Personal Care sales in many of our international markets in the third fiscal quarter this year, when compared to the same period last year.  Furthermore, during the fiscal quarter just ended, we experienced significant weakening in a number of foreign currencies against the U.S. Dollar.  When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for currency fluctuations.  Due to the extent of our foreign sales in the Personal Care segment, the impact of foreign exchange losses on our sales was significant in the third quarter of fiscal 2009.

In addition to the domestic and global macroeconomic conditions described above, the following factors also contributed to declines in Personal Care segment sales:

•                  Key retail partners have reduced inventory levels across most of our product categories, resulting in lower sales orders for most of the current fiscal year, particularly in the fiscal quarter just ended.   Domestic retailers continue to buy very conservatively in the absence of additional stimulus to U.S. taxpayers.

•                  In our retail and professional personal care appliance categories, replacement of branded merchandise with private label merchandise by certain customers continues to negatively impact our net sales and presents a challenge to our branded sales growth.

•                  Certain of our suppliers in China have closed operations due to economic conditions that put rapid upward pressure on their operating costs over the last twelve months. This caused disruptions in delivery of certain items and adversely affected appliance sales.  Although we have multiple sourcing partners for many of our products, we were unable to source certain items on a timely basis due to the rapid changes occurring with our Chinese suppliers.  We believe that the contraction in suppliers has been a widespread issue in our industry, but now appears to be stabilizing.

Sales in our Housewares segment began to slow during the quarter ended November 30, 2008 due to the economic circumstances described above and the decision of Linens ‘n Things, Inc. (“Linens”), a significant Housewares segment customer, to liquidate.  As a result of the liquidation, Linens ceased purchasing merchandise from us starting in mid-October 2008.   In addition to the current and future loss of sales, we believe the impact of Linen’s merchandise liquidation negatively impacted other competing retailers by diverting consumer purchases to Linen’s deeply discounted merchandise.  However, year-to-date net sales have been positively impacted as a result of product line and geographic expansion.  We believe that sales will continue to be helped by the emerging trend of consumers dining and entertaining more at home in the face of economic uncertainty and higher restaurant food prices.  Net sales in the segment were down 4.3 percent and up 9.0 percent for the three- and nine-month periods ended November 30, 2008, respectively, when compared to the same periods last year.

Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst most tiers of retailers is extensive.  Future sales growth in this segment will depend on new product innovation, product line expansion, new sources of distribution, and geographic expansion.  Also, we remain uncertain as to the impact that known and potential future losses of sources of supply in China may begin to have on this segment.  Additionally, in the second and third quarters of our current fiscal year, certain domestic competitors increased closeout selling in response to slowing consumer demand.  This began to negatively impact sales volume and price levels in the quarter just ended and we expect this trend to continue over the next few fiscal quarters as many of the Housewares segment’s retailers struggle to maintain year-over-year sales levels.  Accordingly, we continue to be cautious about our ability to maintain the same pace of sales growth as we have in the past in this segment.

Global economic conditions have put upward pressure on our product and operating costs in both segments in which we operate. These conditions include:

o                 Significant volatility in energy costs, inbound and outbound transportation costs and in the costs of the basic materials used to manufacture our products, namely plastic resins, copper, stainless steel, and other metals.  Recently, we have seen these same costs start to trend downward, but it will likely be several quarters before the full impact of such cost decreases will benefit our operating results.

o                 Rapid weakening of many foreign currencies against the U.S. Dollar during the third quarter of fiscal 2009 resulted in significant foreign exchange losses, which are a component of operating costs.

o                 World-wide contractions in the availability of credit, and an increase in the cost of credit.

o                 Declining labor availability and evolving government labor and environmental regulations and associated compliance standards are causing increases in labor costs in China, where we source a significant portion of our products.  These conditions, coupled with rising credit costs and increased borrowing constraints have forced certain of our suppliers to exit the business, leading to supply shortages, added tooling costs, and product availability issues.  We believe prices of goods sourced from China have begun to stabilize and are expected to decrease in the near term.

o                 Appreciation of the Chinese Renminbi with respect to the U.S. Dollar increased cost of sales this fiscal year.  The appreciation of the Renminbi has slowed over the third quarter of fiscal 2009.  Continued stabilization of the Renminbi can be expected to favorably impact our future cost of sales.

We continue to review and adjust our business activities to address a rapidly evolving economic environment, while managing inventory and liquidity and continuing to control expenses.  Although the current business environment is challenging, we believe we are well positioned financially to continue to seek prudent opportunities to grow our business.

Highlights of the three- and nine-month periods ended November 30, 2008 follow:

•                  Consolidated net sales for the fiscal quarter ended November 30, 2008 decreased 11.8 percent to $185.62 million compared to $210.35 million for the same period last year. Consolidated net sales for the nine month period ending November 30, 2008 decreased 4.8 percent to $484.17 million compared to $508.44 million for the same period last year.  For the three- and nine-month periods ended November 30, 2008, the Personal Care segment contributed net sales declines of $22.67 million and $35.05 million, or 10.8 and 6.9 percentage points to consolidated net sales, when compared to the same periods last year.  For the three month period ended November 30, 2008, the Housewares segment contributed a net sales decline of  $2.06 million, or 1.0 percentage point to consolidated net sales, when compared to the same period last year.  For the nine month period ended November 30, 2008, the Housewares segment contributed a net sales increase of $10.77 million, or 2.1 percentage points to consolidated net sales, when compared to the same period last year.  In addition to the impact of deteriorating economic conditions, net sales for the quarter just ended were impacted by a compressed holiday shopping season in the U.S., which had only three November shopping days after Thanksgiving, compared to eight November shopping days in the prior year.

•                  The fiscal quarter ended November 30, 2008 was a period of extraordinary foreign currency changes.  During the quarter, the U.S. Dollar appreciated approximately 16 percent against the British Pound, 13 percent against the Euro, 24 percent against the Mexican Peso and 14 percent against the Canadian Dollar.  When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because the translation of foreign currency sales into U.S. Dollars results in comparatively less reported U.S. Dollar sales.  During the quarter ended November 30, 2008, the net impact of all foreign currency fluctuations was to decrease reported net sales by $6.08 million or 2.9 percent when compared to the same period last year.  On a fiscal year-to-date basis, the net impact of all foreign currency fluctuations has been to decrease reported net sales by $3.69 million or 0.7 percent when compared to the same period last year.

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended November 30, 2008 decreased 3.2 percentage points to 39.6 percent compared to 42.8 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the nine month period ending November 30, 2008 decreased 1.2 percentage points to 41.7 percent compared to 42.9 percent for the same period last year.  Over the last fiscal quarter, our reported consolidated net sales were diluted by the overall foreign exchange rate changes while our cost of sales were not significantly impacted because we purchase the majority of our inventory in U.S. Dollars.  The balance of the decline in gross margins were due to:

o                 higher trade and promotional discount levels for the third quarter of fiscal 2009, when compared to the same fiscal quarter last year as a result of higher levels of promotional selling at retail; and

o                 the impact of increased product costs sourced from the Far East, driven by the impact of the appreciation of the Chinese Renminbi with respect to the U.S. Dollar and higher raw material, labor and inbound transportations costs.

•                  Selling, general, and administrative expense (“SG&A”) as a percentage of net sales for the fiscal quarter ended November 30, 2008 increased 0.6 percentage points to 28.8 percent compared to 28.2 percent for the same period last year.  SG&A expense as a percentage of net sales for the nine month period ended November 30, 2008 decreased 0.1 percentage points to 30.9 percent compared to 31.0 percent for the same period last year.  As more fully described below, excluding the impact on SG&A of bad debt expense, foreign exchange gains and losses and insurance claim gains from each period, SG&A as a percentage of net sales decreased 2.3 percentage points to 26.1 percent for the fiscal quarter ended November 30, 2008 compared to 28.4 percent for the same period last year.  Excluding the impact on SG&A of bad debt expense, foreign exchange gains and losses and insurance claim gains from each period, SG&A as a percentage of net sales decreased 1.9 percentage points to 29.3 percent for the nine months ended November 30, 2008 compared to 31.2 percent for the same period last year.  SG&A excluding bad debt expense, foreign exchange gains and losses and insurance claim gains may be considered a non-GAAP financial measure which the Company believes is useful information to management and investors.  For a reconciliation of this non-GAAP measure to its GAAP counterpart, as well as further discussion of why management believes this measure is useful, see page 43 below.

•                  As more fully described below under the heading “Impairment Charges”, during the first quarter of fiscal 2009, we recorded pretax impairment charges on certain intangible assets totaling $7.76 million ($7.60 million after tax).  During the third quarter of fiscal 2008, we recorded pretax impairment charges on certain intangible assets totaling $4.98 million ($4.88 million after tax).

•                  As a result of an IRS settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and reversed $3.15 million of tax provisions, including interest and penalties previously established for fiscal 2005.  Of the $3.15 million, $0.46 million was credited to fiscal year 2008 tax expense and $2.69 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

•                  On October 10, 2008, we acquired the rights to trademarks, customer lists, formulas and inventory of the Ogilvie® brand of home permanent and hair-straightening products for $4.77 million from Ascendia Brands, Inc.  In addition, upon acquisition, we recorded an additional $0.35 million of liabilities we expect we will incur as a result of pre-acquisition operations. The products will be sold through our Personal Care segment.

•                  We liquidated at par $24.18 and $40.58 million of auction rate securities (“ARS”) during the three- and nine-month periods ended November 30, 2008, respectively.  As a result of the ongoing lack of liquidity in the market for these securities, in the first quarter of fiscal 2009, we reclassified our remaining ARS as long-term investments.  We have recorded temporary pretax unrealized losses of $0.80 million and $3.20 million during the three- and nine-month periods ended November 30, 2008, respectively.  These losses are reflected in accumulated other comprehensive loss in our consolidated condensed balance sheet at November 30, 2008 net of related tax effects of $1.09 million.

•                  On December 15, 2008, we amended our $50 million Revolving Line of Credit Agreement, extending its maturity date until December 15, 2013, while adjusting interest rate margins and modifying certain financial covenants as more fully discussed in Note 21 to the accompanying consolidated condensed financial statements.

•                  Our working capital position decreased $54.49 million to $213.78 million at November 30, 2008 compared to $268.27 million at November 30, 2007.  The decrease was due mostly to $75 million of long-term debt scheduled to mature in June 2009, which became classified as a current liability during the  second quarter of fiscal 2009 compared to $13 million of debt classified as a current liability at November 30, 2007.   Total current and long-term debt outstanding at November 30, 2008 was $212 million compared to $225 million outstanding at November 30, 2007.   Total stockholders’ equity was $598.61 million at November 30, 2008 compared to $562.89 million at November 30, 2007.

RESULTS OF OPERATIONS

Comparison of three- and nine-month periods ended November 30, 2008 to the same periods ended November 30, 2007.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Net sales
Personal Care Segment	$140,318	$162,992	$(22,674)	-13.9%	75.6%	77.5%
Housewares Segment	45,301	47,356	(2,055)	-4.3%	24.4%	22.5%
Total net sales	185,619	210,348	(24,729)	-11.8%	100.0%	100.0%
Cost of sales	112,075	120,280	(8,205)	-6.8%	60.4%	57.2%
Gross profit	73,544	90,068	(16,524)	-18.3%	39.6%	42.8%

Selling, general, and administrative expense	53,543	59,387	(5,844)	-9.8%	28.8%	28.2%
Operating income before impairment and gain	20,001	30,681	(10,680)	-34.8%	10.8%	14.6%

Impairment charges	-	4,983	(4,983)	*	0.0%	2.4%
Gain on sale of land	-	(3,609)	3,609	*	0.0%	-1.7%
Operating income	20,001	29,307	(9,306)	-31.8%	10.8%	13.9%

Other income (expense):
Interest expense	(3,380)	(3,603)	223	-6.2%	-1.8%	-1.7%
Other income, net	575	741	(166)	-22.4%	0.3%	0.4%
Total other income (expense)	(2,805)	(2,862)	57	-2.0%	-1.5%	-1.4%
Earnings before income taxes	17,196	26,445	(9,249)	-35.0%	9.3%	12.6%
Income tax expense	2,106	3,603	(1,497)	-41.5%	1.1%	1.7%
Net earnings	$15,090	$22,842	$(7,752)	-33.9%	8.1%	10.9%

	Nine Months Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Net sales
Personal Care Segment	$353,258	$388,306	$(35,048)	-9.0%	73.0%	76.4%
Housewares Segment	130,907	120,136	10,771	9.0%	27.0%	23.6%
Total net sales	484,165	508,442	(24,277)	-4.8%	100.0%	100.0%
Cost of sales	282,456	290,130	(7,674)	-2.6%	58.3%	57.1%
Gross profit	201,709	218,312	(16,603)	-7.6%	41.7%	42.9%

Selling, general, and administrative expense	149,428	157,832	(8,404)	-5.3%	30.9%	31.0%
Operating income before impairment and gain	52,281	60,480	(8,199)	-13.6%	10.8%	11.9%

Impairment charges	7,760	4,983	2,777	55.7%	1.6%	1.0%
Gain on sale of land	-	(3,609)	3,609	*	0.0%	-0.7%
Operating income	44,521	59,106	(14,585)	-24.7%	9.2%	11.6%

Other income (expense):
Interest expense	(10,317)	(11,536)	1,219	-10.6%	-2.1%	-2.3%
Other income, net	2,244	2,216	28	1.3%	0.5%	0.4%
Total other income (expense)	(8,073)	(9,320)	1,247	-13.4%	-1.7%	-1.8%
Earnings before income taxes	36,448	49,786	(13,338)	-26.8%	7.5%	9.8%
Income tax expense (benefit)	5,202	(1,426)	6,628	*	1.1%	-0.3%
Net earnings	$31,246	$51,212	$(19,966)	-39.0%	6.5%	10.1%

*    Calculation is not meaningful

Consolidated sales

Consolidated net sales for the fiscal quarter ended November 30, 2008 decreased 11.8 percent to $185.62 million compared with $210.35 million for the same period last year. Consolidated net sales for the nine month period ending November 30, 2008 decreased 4.8 percent to $484.17 million compared with $508.44 million for the same period last year.  In addition to the impact of deteriorating economic conditions, net sales for the current quarter just ended were impacted by a compressed holiday shopping season in the U.S., which only had three November shopping days after Thanksgiving, compared to eight November shopping days in the prior year.

During the three- and nine-month periods ended November 30, 2008, approximately 20 and 18 percent, respectively, of our net sales were in foreign currencies. During the three- and nine-month periods ended November 30, 2007, we transacted approximately 19 and 17 percent, respectively, of our net sales in foreign currencies.  These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real and Venezuelan Bolivares Fuertes. The fiscal quarter ended November 30, 2008 was a period of extraordinary foreign currency changes.  During the quarter, the U.S. Dollar appreciated approximately 16 percent against the British Pound, 13 percent against the Euro, 24 percent against the Mexican Peso and 14 percent against the Canadian Dollar.  When the U.S. Dollar strengthens against other currencies in which we transact sales, we are exposed to foreign exchange losses on those sales because the translation of foreign currency sales into U.S. Dollars results in comparatively less reported U.S. Dollar sales.  During the quarter ended November 30, 2008, the net impact of all foreign currency fluctuations was to decrease reported net sales by $6.08 million or 2.9 percent when compared to the same period last year.  On a fiscal year-to-date basis, the net impact of all foreign currency fluctuations has been to decrease reported net sales by $3.69 million or 0.7 percent when compared to the same period last year.  Although movements in foreign currency exchange rates cannot be reasonably predicted, changes in foreign currency exchange rates, when compared to prior periods, may continue to impact our international operations’ reported sales for the foreseeable future.

Our Ogilvie® line of home permanent and hair-straightening products was acquired on October 10, 2008 and provided new sales for the quarter ended November 30, 2008.  The new Ogilvie® line accounted for a 0.4 percent, or $0.91 million, increase in net sales for the latest fiscal quarter, when compared to the same period last year.  In addition to the Ogilvie® product line acquisition, new product acquisitions for the nine month period ended November 30, 2008 included two more months of sales of the Belson® line of professional appliances than were included in the comparable period last year, and accounted for a 1.0 percent, or $5.04 million, increase in net sales, when compared to the same period last year.  This growth was offset by net sales declines of 12.2 and 5.8 percent, or $25.64 million and $29.31 million, respectively, in our core business for the three- and nine-month periods ended November 30, 2008 when compared to the same periods last year.  The table on the following page sets forth the impact these acquisitions had on our net sales.

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Quarter Ended November 30,
	2008	2007

Prior year’s net sales for the same period	$210,348	$213,437

Components of net sales change
Core business net sales change	(25,636)	(13,681)
Net sales from acquisitions (non-core business net sales)	907	10,592
Change in net sales	(24,729)	(3,089)
Net sales	$185,619	$210,348

Total net sales change	-11.8%	-1.4%
Core business net sales change	-12.2%	-6.4%
Net sales change from acquisitions (non-core business net sales change)	0.4%	5.0%

	Nine Months Ended November 30,
	2008	2007

Prior year’s net sales for the same period	$508,442	$491,050

Components of net sales change
Core business net sales change	(29,314)	(3,180)
Net sales from acquisitions (non-core business net sales)	5,037	20,572
Change in net sales	(24,277)	17,392
Net sales	$484,165	$508,442

Total net sales change	-4.8%	3.5%
Core business net sales change	-5.8%	-0.7%
Net sales change from acquisitions (non-core business net sales change)	1.0%	4.2%

Segment net sales

Personal Care Segment - Net sales in the Personal Care segment for the third quarter of fiscal 2009 decreased 13.9 percent to $140.32 million compared with $162.99 million for the same period last year.  Net sales for the nine month period ending November 30, 2008 decreased 9.0 percent to $353.26 million compared with $388.31 million for the same period last year.  Over the three- and nine-month periods ending November 30, 2008, we had net sales declines in the appliances and brushes, combs, and accessories categories.  Grooming, skin care and hair product net sales were flat for the third quarter and up 2.8 percent for the current fiscal year-to-date when compared to the same period last year.

Domestically, we operate in mature markets where we compete on product innovation, price, quality and customer service. We continuously adjust our product mix, pricing and marketing programs with the objective of maintaining and acquiring additional retail shelf space.  Price increases of raw materials such as copper, steel, plastics and alcohol have impacted the cost of merchandise that we sell.  In addition, inbound and outbound transportation costs had been escalating until recently, resulting in higher cost of sales and SG&A expense for the first three quarters of fiscal 2009 when compared to the same period in the prior year.  We continuously evaluate the need and ability to raise product prices with our customers.  In some cases, we have been successful raising prices to our customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price.  Sales price increases and product enhancements can have long lead times before their impact is realized.

Our Personal Care segment has three major product categories and comments specific to each category follow:

•                  Appliances.  Products in this group include hair dryers, straighteners, curling irons, hairsetters, women’s shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers.  With the increasing uncertainty in the economy, consumers have moved away from higher price point goods and are opting towards more value oriented mid- and entry-level price points.  Net sales of appliances for the three- and nine-month periods ended November 30, 2008 declined 16.1 percent and 11.0 percent, respectively, when compared to the same periods last year.

For the quarter ended November 30, 2008, increases in sales prices and changes in product mix contributed approximately 7.3 percent to net sales, while decreases in sales volume had a negative 23.4 percent impact on net sales. For the nine month period ended November 30, 2008, increases in sales prices and changes in product mix contributed approximately 6.7 percent to net sales, while decreases in sales volume had a negative 17.7 percent impact on net sales.  The principal factors contributing to the decrease in sales volume were:

o                 Certain of our suppliers in China have closed operations due to declining labor availability, evolving government labor regulations and associated compliance standards causing increases in labor costs, rising credit costs and increased borrowing constraints.  This caused disruptions in delivery of certain items and adversely affected appliance sales.   Although we have multiple sourcing partners for many of our products, we were unable to source certain items on a timely basis due to the rapid changes occurring with our Chinese suppliers.  We believe that the contraction in suppliers has become a widespread issue in our industry, but now appears to be stabilizing.

o                 Lost placement on certain items with large customers due to branded competition and moves to private label.  Certain of these actions were in response to price increases that we requested.

o                 The combined impacts of lower consumer demand, particularly at higher price points, and increasingly conservative retailer inventory management policies.

o                 During fiscal 2008, we decided to reduce new product offerings in certain wellness appliance categories with a history of low profitability.  We did not replace that lost volume this fiscal year.  Additionally, several key retailers have curtailed their emphasis on this category.

o                 In Europe, geographic appliance sales growth outside of the UK was offset by the weakening UK economic conditions resulting from the spillover effect of the financial turmoil and economic slow-down experienced in the U.S.  Delivery disruptions also negatively impacted UK sales as several product launches slated to begin in the second and third quarters of fiscal 2009 were delayed.

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

o                 The impact of foreign currency weakness compared to the U.S. Dollar.  During the quarter, the U.S. Dollar appreciated significantly against the British Pound, the Euro, the Mexican Peso and the Canadian Dollar, which decreased our reported international net sales.  This had the most impact on our appliance category.

o                 In the third quarter of fiscal 2008, shipments of Belson® products were accelerated in advance of a planned fourth quarter transition from the pre-acquisition information systems to our information system.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Fusion Tools™ and Health o Meter® were key selling brands in this product line.

•                  Grooming, Skin Care, and Hair Products.  Products in this line include liquid hair styling products, men’s fragrances, men’s deodorants, foot powder, body powder, and skin care products.  Our grooming, skin care, and hair care brand portfolio includes the Brut®, Sea Breeze®, Vitalis®, Condition® 3-in-1, Ammens®, Final Net®, Olgilvie® and Skin Milk® brand names. Net sales for the three- and nine-month periods ended November 30, 2008 decreased 0.1 percent and increased 2.8 percent, respectively, when compared against the same periods last year.

For the quarter ended November 30, 2008, net sales were flat compared to the same period last year.  Sales were positively impacted by the acquisition of the Ogilvie brand home permanent and hair-straightening products on October 10, 2008.  Overall sales price decreases and product mix changes had a negative 8.2 percent impact on net sales while a sales volume increase contributed 8.1 percent to net sales.  For the nine months ended November 30, 2008, increases due to sales prices and product mix changes, contributed approximately 0.8 percent to net sales, while a sales volume increase contributed 2.0 percent to net sales growth.

Net sales during the quarter were up slightly in our Latin American region, despite the impact of a weakening Mexican economy and devaluation of the Mexican Peso against the U.S. Dollar, when compared to the same quarter in the prior year.  Quarter-over-quarter net sales in our North American region were slightly down, offset somewhat by new sales as a result of the Ogilvie acquisition.  On a year-to-date basis, net sales in the North American region were lower than the prior year while net sales increases over the prior year in Latin American region remained in the high single digits.  In the Latin American region, net sales growth is being driven primarily by the performance of our Brut® and Ammens® brands.  Within these core brands, our strategy of developing product line and geographic extensions continues to help to generate sales growth.

•                  Brushes, Combs and Accessories.  Net sales for the three- and nine-month periods ended November 30, 2008 declined 18.9 percent and 16.8 percent, respectively, when compared to the same periods last year as a result of the sales mix impacts on average unit price, unit volume declines, and the impact of increased close-out sales.  In this category, lower price point merchandise and brushes continue to sell well; however, higher price fashion accessory sales have declined at retail. Unit prices were also affected by increased closeout sales in order to reduce our inventory levels and adjust product mix for the latest shifts in consumer demand.  Vidal Sassoon®, Revlon®, Karina® and Belson Comare® were the key selling brands in this line.

Housewares Segment - Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales for the three- and nine-month periods ended November 30, 2008 decreased 4.3 percent and increased 9.0 percent to $45.30 million and $130.91 million, respectively, over the same periods in the prior year.  For the three- and nine-month periods ended November 30, 2008, increases in unit sales volume contributed approximately 1.4 and 18.3  percent, respectively, to net sales growth, offset by decreases in average selling prices, which had a negative 5.7 and 9.3 percent impact, respectively, on net sales.   Unit volume increases were due to growth with existing accounts and our continued expansion of net sales in the United Kingdom and Japan.  New products, particularly our Good Grips® POP modular line of food storage containers and other line extensions, are contributing to sales growth.  Average unit prices decreased due to product mix, including significant declines in unit sales of higher priced trash cans and tea kettles.

In this segment, sales have been helped by the emerging trend of consumers dining and entertaining more at home in the face of economic uncertainty and higher restaurant food prices.  While the Housewares segment has continued to grow during this current year, future sales growth in this segment will continue to depend on new product innovation, product line expansion, new sources of distribution, and geographic expansion.

Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst most tiers of retailers is extensive.  Also, we remain cautious as to the impact that any known and potential losses of sources of supply in China could have.  Additionally, in the second and third quarters of our current fiscal year, certain domestic competitors significantly increased closeout selling in response to slowing consumer demand and decreasing retail order levels.  This began to negatively impact sales volume and price levels in the third quarter of fiscal 2009 and we expect this trend to continue over the next few fiscal quarters as many of the Housewares segment’s retailers struggle to maintain year-over-year sales levels.  During the fiscal quarter ended November 30, 2008, Linens ‘n Things, Inc. (“Linens”) a significant Housewares segment customer, announced its plans to liquidate by the end of the current calendar year.  In addition to the loss of future sales to this particular customer, we believe the impact of Linen’s merchandise liquidation negatively impacted other competing retailers by diverting consumer purchases to Linen’s deeply discounted merchandise.  Accordingly, we continue to be cautious about our ability to maintain the same historical pace of sales growth in the future.

OXO Good Grips®, OXO SoftWorks® and OXO Steel® were the key selling brands in this product group.

Consolidated gross profit margins

Consolidated gross profit as a percentage of net sales for the three- and nine-month periods ended November 30, 2008, decreased 3.2 and 1.2 percentage points, respectively, to 39.6 and 41.7 percent as compared to the same periods last year.

Over the last fiscal quarter, our reported consolidated net sales were diluted by the overall foreign exchange rate changes while our cost of sales were not significantly impacted because we purchase the majority of our inventory in U.S. Dollars.  The balance of the decline in gross margins were due to:

o                 higher trade and promotional discount levels for the third quarter of fiscal 2009, when compared to the same fiscal quarter last year as a result of higher levels of promotional selling at retail; and

o                 the impact of increased product costs sourced from the Far East, driven by the impact of the appreciation of the Chinese Renminbi with respect to the U.S. Dollar and higher raw material, labor and inbound transportations costs.

Selling, general, and administrative expense

SG&A as a percentage of net sales for the fiscal quarter ended November 30, 2008 increased 0.6 percentage points to 28.8 percent compared to 28.2 percent for the same period last year. SG&A as a percentage of net sales for the nine month period ended November 30, 2008 decreased 0.1 percentage points to 30.9 percent compared to 31.0 percent for the same period last year.  The following table sets forth, for the periods indicated, the key components of SG&A, as a percentage of net sales, and as a year-over-year percentage change:

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Selling, advertising and outbound freight	$22,933	$27,295	$(4,362)	-16.0%	12.4%	13.0%
Personnel, other than distribution	13,320	16,346	(3,026)	-18.5%	7.2%	7.8%
Distribution centers and related personnel	8,299	8,473	(174)	-2.1%	4.5%	4.0%
Other general and administrative	3,813	7,605	(3,792)	-49.9%	2.1%	3.6%
Bad debt expense	638	412	226	54.9%	0.3%	0.2%
Foreign exchange losses (gains)	4,587	(744)	5,331	*	2.5%	-0.4%
Insurance claim gains	(47)	-	(47)	*	0.0%	0.0%
Total SG&A	$53,543	$59,387	$(5,844)	-9.8%	28.8%	28.2%

	Nine Months Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Selling, advertising and outbound freight	$61,758	$69,730	$(7,972)	-11.4%	12.8%	13.7%
Personnel, other than distribution	43,602	46,433	(2,831)	-6.1%	9.0%	9.1%
Distribution centers and related personnel	22,755	23,425	(670)	-2.9%	4.7%	4.6%
Other general and administrative	13,971	19,218	(5,247)	-27.3%	2.9%	3.8%
Bad debt expense	5,245	276	4,969	*	2.8%	0.1%
Foreign exchange losses (gains)	4,928	(1,250)	6,178	*	1.0%	-0.2%
Insurance claim gains	(2,831)	-	(2,831)	*	-0.6%	0.0%
Total SG&A	$149,428	$157,832	$(8,404)	-5.3%	30.9%	31.0%

* Calculation is not meaningful

For the three- and nine-months ended November 30, 2008 selling, advertising and outbound freight costs are down principally due to lower advertising expenses, partially offset by increased outbound freight costs during the first half of the fiscal year.  The decrease in advertising expenses were primarily in our grooming, skin care and hair care products category.  These decreases reflect a strategic decision to reduce media advertising and promotional sponsorship expenditures.  Advertising levels in other parts of our business have remained relatively constant on a percentage of sales basis.

For the three- and nine-months ended November 30, 2008 personnel costs, other than distribution are down principally due to lower incentive compensation costs.  During the same time frame, distribution costs were down in absolute dollar terms, but up as a percentage of sales.  This was due to the impact of our fixed distribution costs being spread over lower sales volumes.

For the three- and nine-months ended November 30, 2008, other general and administrative expenses are down due to the impact of across the board cost and spending control initiatives.

For the three- and nine-months ended November 30, 2008, we recorded bad debt expense of $0.64 million and $5.25 million, respectively.  During the same periods in the prior fiscal year, we recorded bad debt expense of $0.41 million and $0.27 million, respectively.  The increase in bad debt expense during the current fiscal year includes charges to bad debt expense during the first and second fiscal quarters totaling $4.17 million for the bankruptcy of Linens.  We expect no further sales from Linens and we have fully collected all post-petition receivables as of November 30, 2008.

For the three- and nine-month periods ended November 30, 2008, we recorded net foreign exchange losses in SG&A totaling $4.59 million and $4.93 million, respectively.  During the same fiscal periods in the prior year, we had net foreign exchange gains of $0.74 and $1.25 million, respectively.   As previously mentioned, the third quarter of fiscal 2009 was a period of significant foreign currency exchange rate changes.  During the quarter, the U.S. Dollar appreciated approximately 16 percent against the British Pound, 13 percent against the Euro, 24 percent against the Mexican Peso and 14 percent against the Canadian Dollar.  When the U.S. Dollar strengthens against other currencies in countries where we conduct operations, we are exposed to foreign exchange losses arising from the impact of remeasurement of foreign operations in U.S. Dollars.

For the three- and nine-months ended November 30, 2008, we recorded insurance claim gains of $0.05 million and $2.83 million, respectively.  In addition to certain other loss claims filed in the current fiscal year, our results include a $2.46 million gain recorded in the first fiscal quarter associated with an insurance claim we filed on inventory destroyed in a fire at a third-party managed distribution facility in Vitoria, Brazil.  No such claims were recorded during the same periods in the prior fiscal year.

Excluding the impact on SG&A of bad debt expense, foreign exchange gains and losses  and insurance claim gains from each period, SG&A as a percentage of net sales decreased 2.3 percentage points to 26.1 percent for the fiscal quarter ended November 30, 2008 compared to 28.4 percent for the same period last year.  Excluding the impact on SG&A of bad debt expense, foreign exchange gains and losses  and insurance claim gains from each period, SG&A as a percentage of net sales decreased 1.9 percentage points to 29.3 percent for the nine months ended November 30, 2008 compared to 31.2 percent for the same period last year.  SG&A excluding bad debt expense, foreign exchange gains and losses  and insurance claim gains may be considered a non-GAAP financial measure.  The following table shows a reconciliation of this non-GAAP measure to its GAAP counterpart for the periods indicated:

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

SG&A, as reported	$53,543	$59,387	$(5,844)	-9.8%	28.8%	28.2%
Insurance claim gains	47	-	47	*	0.0%	0.0%
Bad debt expense	(638)	(412)	(226)	54.9%	-0.3%	-0.2%
Foreign exchange (losses) gains	(4,587)	744	(5,331)	*	-2.5%	0.4%
SG&A, without specific items	$48,365	$59,719	$(11,354)	-19.0%	26.1%	28.4%

	Nine Months Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

SG&A, as reported	$149,428	$157,832	$(8,404)	-5.3%	30.9%	31.0%
Insurance claim gains	2,831	-	2,831	*	0.6%	0.0%
Bad debt expense	(5,245)	(276)	(4,969)	*	-1.1%	-0.1%
Foreign exchange (losses) gains	(4,928)	1,250	(6,178)	*	-1.0%	0.2%
SG&A, without specific items	$142,086	$158,806	$(16,720)	-10.5%	29.3%	31.2%

*  Calculation is not meaningful

The table above reports SG&A excluding certain specified items.  This financial measure may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles this measure to the corresponding GAAP-based measure presented in our consolidated condensed statements of income. The Company believes that this non-GAAP measure provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP measure, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of specified items on SG&A.  The Company further believes that the specified items excluded from SG&A do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP measure is not prepared in accordance with GAAP, is not an alternative to GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

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

In response to unsatisfactory consumer sales and the discontinuance of the Epil-Stop® line by certain retailers, in the third quarter of the prior fiscal year, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our Time-block® brand in light of our recent experience with Epil-Stop®.  As a result, during the third quarter of the prior year, we recorded pretax impairment charges totaling $4.98 million ($4.88 million after tax) representing the carrying value of the Epil-Stop® and Time-block® trademarks.  At that time, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values and that any significant additional investments in these brands would not generate potential returns in line with the Company’s investment expectations.

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

Operating income by segment

The following table sets forth, for the periods indicated, our operating income by segment, as a year-over-year percentage change, and as a percentage of net sales:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,				%of Segment Net Sales
	2008	2007	$ Change	% Change	2008	2007

Personal Care	$11,780	$20,336	$(8,556)	-42.1%	8.4%	12.5%
Housewares	8,221	8,971	(750)	-8.4%	18.1%	18.9%
Total operating income	$20,001	$29,307	$(9,306)	-31.8%	10.8%	13.9%

	Nine Months Ended November 30,				%of Segment Net Sales
	2008	2007	$ Change	% Change	2008	2007

Personal Care	$26,383	$36,139	$(9,756)	-27.0%	7.5%	9.3%
Housewares	18,138	22,967	(4,829)	-21.0%	13.9%	19.1%
Total operating income	$44,521	$59,106	$(14,585)	-24.7%	9.2%	11.6%

Operating income in the Personal Care segment for the three month period ended November 30, 2008 decreased primarily due to lower net sales, lower gross profit margin, and foreign exchange losses, partially offset by the overall favorable declines in SG&A previously discussed.  For the nine month period ended November 30, 2008, in addition to the factors affecting our three month results described above, operating income in the Personal Care segment included the impact of $7.76 million of impairment charges and $2.83 million in various gains on casualty insurance settlements.  For the three- and nine-month periods ended November 30, 2007, operating income in the Personal Care segment included the impact of $4.98 million of impairment charges and $3.61 million of gain on the sale of land.

Operating income in the Housewares segment for the three month period ended November 30, 2008 decreased primarily due to sales decreases, gross margin pressures, higher bad debt expense and higher allocated distribution center costs.  Operating income in the Housewares segment for the nine month period ended November 30, 2008 is lower on a percentage of sales basis principally due to gross margin declines and total charges of $3.72 million to bad debt expense resulting from the bankruptcy of Linens, as further discussed in Note 6 to the accompanying consolidated condensed financial statements.  Total bad debt expense in the Housewares segment was $4.20 million for the nine month period ended November 30, 2008 compared to $0.11 million for the same period in the prior year.

Operating income for each operating segment is computed based on net sales, less cost of goods sold, SG&A, gain on sale of land and impairment charges associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

Interest expense and other income (expense)

Interest expense for the three- and nine-month periods ended November 30, 2008 decreased to $3.38 million and $10.32 million, respectively, compared to $3.60 million and $11.54 million, respectively, for the same periods in the prior year.  The decrease in interest expense was due to lower amounts of debt outstanding, when compared to the same periods last year.

Other income, net, for the three- and nine-month periods ended November 30, 2008 was $0.58 million and $2.24 million, respectively, compared to $0.74 million and $2.22 million, respectively, for the same periods in the prior year.

The following table sets forth, for the periods indicated, the key components of other income (expense), as a percentage of net sales, and as a year-over-year percentage change:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Interest income	$692	$758	$(66)	-8.7%	0.4%	0.4%
Unrealized losses on securities	(60)	(19)	(41)	*	0.0%	0.0%
Miscellaneous other income (expense)	(57)	2	(59)	*	0.0%	0.0%
Total other income (expense)	$575	$741	$(166)	-22.4%	0.3%	0.4%

	Nine Months Ended November 30,				% of Net Sales
	2008	2007	$ Change	% Change	2008	2007

Interest income	$2,386	$2,315	$71	3.1%	0.5%	0.5%
Unrealized losses on securities	(67)	(190)	123	*	0.0%	0.0%
Miscellaneous other income (expense)	(75)	91	(166)	*	0.0%	0.0%
Total other income (expense)	$2,244	$2,216	$28	1.3%	0.5%	0.4%

* Calculation is not meaningful

Income tax expense

Income tax expense for the three- and nine-month periods ended November 30, 2008 was $2.11 million and 5.20 million, or 12.2 and 14.3 percent of earnings before income taxes, respectively, versus tax expense of $3.60 million and a tax benefit of $1.43 million, respectively, or 13.6 and (2.9) percent of earnings before income taxes, respectively, for the same periods in the previous year.

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

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

	Three Months Ended November 30,
	2008			2007
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense, as reported	$17,196	$2,106	12.2%	$26,445	$3,603	13.6%

Tax benefit of IRS Settlement, including reversal of interest	-	461	*	-	-	0.0%

Impairment charges	-	-	0.0%	4,983	100	2.0%

Gain on sale of land	-	-	0.0%	(3,609)	(1,364)	37.8%
Pretax earnings and tax expense, without significant items	$17,196	$2,567	14.9%	$27,819	$2,339	8.4%

	Nine Months Ended November 30,
	2008			2007
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense (benefit), as reported	$36,448	$5,202	14.3%	$49,786	$(1,426)	-2.9%

Tax benefit of HK IRD Settlement, including interest income and reversal of penalties	-	-	0.0%	-	7,950	*

Tax benefit of IRS Settlement, including reversal of interest	-	461	*	-	-	0.0%

Impairment charges	7,760	155	2.0%	4,983	100	2.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	3,876	1,360	35.1%	-	-	0.0%

Gain on sale of land	-	-	0.0%	(3,609)	(1,364)	37.8%

Gain on casualty insurance settlements	(2,702)	(67)	2.5%	-	-	0.0%
Pretax earnings and tax expense, without significant items	$45,382	$7,111	15.7%	$51,160	$5,260	10.3%

*  Calculation is not meaningful

Excluding the impact of significant items shown above, the fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high tax rate and low tax rate jurisdictions in which we conduct our business and the impact of foreign currency translation gains and losses recorded for GAAP purposes but are not included in taxable income.

The table above reports non-GAAP pre-tax earnings and tax expense, which excludes specified significant items.   Non-GAAP pre-tax earnings and tax expense, as discussed in the preceding table, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. The Company believes that its non-GAAP earnings and tax expense, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP pre-tax earnings and tax expense, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on earnings and tax expense.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP pre-tax earnings and tax expense is not prepared in accordance with GAAP, is not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of November 30, 2008 and 2007 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	As of November 30,
	2008	2007

Accounts Receivable Turnover (Days) (1)	74.6	76.2
Inventory Turnover (Times) (1)	2.3	2.4
Working Capital (in thousands)	$213,784	$268,271
Current Ratio	2.0 : 1	2.8 : 1
Ending Debt to Ending Equity Ratio (2)	35.4%	40.0%
Return on Average Equity (1)	7.2%	11.5%

(1)  Accounts receivable turnover, inventory turnover and return on average equity computations use 12 month trailing sales, cost of sales, or net income components as required by the particular measure.   The current and four prior quarters’ ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)  Total debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines when they appear on our consolidated condensed balance sheets:  “Revolving line of credit”, “Current portion of long-term debt” and “Long-term debt, less current portion.”

Operating activities

Operating activities provided $3.17 million of cash during the first nine months of fiscal 2009, compared to $56.14 million of cash provided during the same period in fiscal 2008.  The decrease in operating cash flow was primarily due to a combination of lower net income, higher inventory levels and the timing of fluctuations in working capital components, particularly in prepaid expenses and accrued expenses.

Accounts receivable increased $37.28 million to $142.89 million as of November 30, 2008, compared to $105.62 million at the end of fiscal 2008.  The increase is due to normal seasonal changes.  Accounts receivable decreased $19.83 million when compared to the November 30, 2007 balance of $162.72 million.  This decrease is the result of lower net sales during the third quarter of this fiscal year, when compared to the same quarter in the prior fiscal year.  Accounts receivable turnover improved to 74.6 days at November 30, 2008, from 76.2 days at November 30, 2007.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $26.86 million to $171.72 million as of November 30, 2008, compared to $144.87 million at the end of fiscal 2008.  Inventories increased $25.31 million when compared to the November 30, 2007 balance of $146.41 million.  Inventory turnover decreased slightly to 2.3 times at November 30, 2008 compared to 2.4 times for the same period at November 30, 2007.  Current inventory levels are higher than normal due to weak third fiscal quarter sales.  While management is currently addressing the issue, it believes it will take several quarters to bring inventory back to normal acceptable levels.

Working capital decreased to $213.78 million at November 30, 2008, compared to $268.27 million at November 30, 2007.  Our current ratio decreased to 2.0:1 at November 30, 2008, compared to 2.8:1 at November 30, 2007. The decline in our working capital and current ratio was mostly caused by $75 million of long-term debt scheduled to mature in June 2009, which is classified as a current liability at November 30, 2008 compared to $13 million of long-term debt classified as a current liability at November 30, 2007.

Investing activities

Investing activities provided $33.01 million of cash during the nine months ended November 30, 2008.  Listed below are some significant highlights of our investing activities for the year-to-date:

•                  We spent $1.12 million on molds and tooling, $1.02 million on information technology infrastructure and $2.04 million on building improvements, primarily for new office space for our Housewares segment.

•                  We spent $4.77 million to acquire the Ogilvie® trademark for our Personal Care segment.

•                  We liquidated $40.58 million of investments in ARS at par.

•                  We received net proceeds from the sale of property, plant and equipment, primarily from the sale of fractional shares in corporate jets, of approximately $2.61 million.

Financing activities

Financing activities used $6.47 million of cash during the nine months ended November 30, 2008.  Highlights of those activities for the year-to-date follow:

•                  We repaid $3 million of debt.

•                  Employees and directors exercised options to purchase 32,782 common shares, providing $0.52 million of cash and related tax benefits.

•                  In July 2008, purchases through our employee stock purchase plan provided $0.21 million of cash.

•                  We repurchased and retired 280,838 common shares at a total purchase price of $4.27 million, for a $15.19 per share average price.

Contractual obligations and commercial commitments

Our contractual obligations and commercial commitments, as of November 30, 2008, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2009	2010	2011	2012	2013	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	6,098	2,023	2,327	1,748	-	-	-
Interest on floating rate debt (1)	35,352	10,029	7,453	6,225	4,508	4,508	2,629
Interest on fixed rate debt	1,846	787	570	353	136	-	-
Open purchase orders	109,851	109,851	-	-	-	-	-
Minimum royalty payments	80,469	7,006	6,313	6,516	5,933	5,543	49,158
Advertising and promotional	85,597	6,828	6,560	6,141	6,291	5,792	53,985
Operating leases	12,207	1,953	1,821	1,266	975	962	5,230
Capital spending commitments	116	116	-	-	-	-	-
Total contractual obligations (2)	$543,536	$216,593	$28,044	$75,249	$20,843	$16,805	$186,002

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

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2008, we have recorded $0.46 million of net income tax liabilities, including the provision for our uncertain tax positions. While we expect to settle certain of these issues over the near term, we are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded all tax liabilities from the table above.

Off-balance sheet arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs

As of November 30, 2008, we have no outstanding borrowings and $0.60 million of open letters of credit under our Revolving Line of Credit Agreement.  We have not drawn on this facility during the current fiscal year.

At November 30, 2008, we held $20.05 million of our investments in ARS collateralized by student loans.  At this time, there is very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these ARS at their recorded values.  If we are unable to sell the ARS on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our Revolving Line of Credit Agreement in order to meet those needs.  For more information, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2008.

Based on our current financial condition, current operations and the potential impact of the issues discussed in the two paragraphs above, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.   We expect our capital needs to stem primarily from the need to purchase sufficient levels of

inventory and to carry normal levels of accounts receivable on our balance sheet.   On December 15, 2008, we amended our $50 million Revolving Line of Credit Agreement, extending its term until December 15, 2013, adjusting interest rate margins and modifying certain financial covenants as more fully discussed in Note 21 to the accompanying consolidated condensed financial statements.  The amendment to the Revolving Line of Credit Agreement increased our borrowing costs and adjusted the limitations on our ability to incur additional debt.  Before the amendment, as of November 30, 2008 we were effectively limited in our ability to incur more than $84.89 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  After giving effect to the amendment, as of November 30, 2008 the effective limit was raised to $114.95 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.

On June 29, 2009, $75 million unsecured floating rate senior debt will mature.  While management has not committed to a specific course of action to repay the $75 million debt, we believe we have sufficient borrowing capacity in place, and expect to have sufficient available cash and investment balances, to repay the debt principal on or before its maturity.

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

Auction rate securities - As a result of the market failure and lack of liquidity in the current ARS market, our ARS at May 31, 2008 were valued using an estimate of fair value based upon a survey of recent write-downs reported by a sample of public companies with similar investment holdings in student loan backed ARS.  We believe the survey constituted a fair value determination derived from indirectly observable market based information and required classification of our ARS holdings as a long-term investment.  During second quarter of fiscal 2009, we developed a series of discounted cash flow models and began using them to value our ARS.   Some of the inputs into the new discounted cash flow models are unobservable in the market and have a significant effect on valuation.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability based estimate of the time the principal will become available to us. The principal can become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have recommenced and are successful; and (3) the principal has reached maturity.

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

Foreign currency risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, taxes receivable, taxes payable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2008, we transacted approximately 20 and 18 percent, respectively, of our net sales in foreign currencies. During the three- and nine-month periods ended November 30, 2007, we transacted approximately 19 and 17 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  Exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities are recognized in the respective income tax lines in the consolidated condensed statements of income, and all other foreign exchange gains and losses are recognized in SG&A in the consolidated condensed statements of income. For the three- and nine-month periods ended November 30, 2008, we recorded net foreign exchange losses of $4.59 million and $4.93 million in SG&A, respectively, and recorded net foreign exchange gains of $0.15 million and $0.56 million in income tax expense, respectively.  For the three- and nine-month periods ended November 30, 2007, we recorded net foreign exchange gains of $0.74 million and $1.25 million in SG&A, respectively, and recorded net foreign exchange losses of $0.16 million and $0.16 million in income tax expense, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

We enter into these type of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved.  Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.

For transactions we designate as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss) (“OCI”).  These amounts are subsequently recognized in SG&A in the consolidated statements of income in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in SG&A in the consolidated condensed statements of income.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  See Note 17 to the accompanying consolidated condensed financial statements for information about our hedging activities which took place during the fiscal quarter ended November 30, 2008.

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S.  Dollars for British Pounds in notional amounts and terms that effectively froze the then $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds.  These forward contracts had originally been designated as cash flow hedges.  In accordance with Derivatives Implementation Group (DIG) Issue No. G3 - Discontinuation of a Cash Flow Hedge, the net gain related to the discontinued cash flow hedges will continue to be reported in OCI as it is probable that the forecasted transactions will occur generally by the originally specified time period.  Therefore, the deferred gains related to the combined group of derivatives will remain in OCI and are currently expected to be reclassified into earnings when the underlying contracts settle over dates ranging from December 11, 2008 through August 17, 2009.

Interest rate risk

Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents and investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of November 30, 2008 is both floating and fixed.  Fixed rates are in place on $12 million of Senior Notes at 7.24 percent and floating rates are in place on $200 million of debt which reset as described in Note 14 to the accompanying consolidated condensed financial statements, but have been effectively converted to fixed rate debt using the swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 3.77 percent as of November 30, 2008 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should floating interest rates drop significantly, we lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated condensed balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated condensed statements of income.

Our levels of debt, certain additional draws against our Revolving Line of Credit Agreement (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile.

The following table summarizes our open foreign currency contracts and interest rate swap contracts and indicates whether they are designated as cash flow hedges or ordinary hedges at November 30, 2008 and February 29, 2008:

FOREIGN CURRENCY AND INTEREST RATE SWAP CONTRACTS

November 30, 2008
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract	Currency	Notional	Contract			Contract	November	Forward Rate	at November	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	30, 2008	at Inception	30, 2008	(Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.4910	1.9242	1.4972	$2,135
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.4910	1.9644	1.5040	$2,302
Sell	Dollars	$17,626,500	9/3/2008	12/11/2008	8/17/2009	1.7825	1.4910	1.7627	1.4973	$(2,654)
Subtotal										$1,783

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(1,214)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,545)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(8,910)
Subtotal										$(13,669)

Total Fair Value										$(11,886)

February 29, 2008
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract	Currency	Notional	Contract			Contract	Feb. 29,	Forward Rate	at February	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2008	at Inception	29, 2008	(Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	$(99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				$(3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				$(6,481)
Subtotal										$(12,449)

Total Fair Value										$(12,366)

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

Risks inherent in cash, cash equivalents and investment holdings

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary and long-term investments consist of AAA ARS that we would normally seek to dispose of within 35 or fewer days.

The following table summarizes the cash, cash equivalents and investments that we held at November 30, 2008 and February 29, 2008:

CASH, CASH EQUIVALENTS AND INVESTMENTS HOLDINGS

(in thousands)

	November 30, 2008		February 29, 2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$12,134	0.00 to 5.00%	$6,872	0.00 to 5.40%
Cash held in interest and non interest-bearing operating accounts - restricted	1,120	0.00 to 7.75%	701	-
Commercial paper	-	-	1,785	3.15 to 3.19%
Money market accounts	74,303	1.39 to 7.50%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$87,557		$57,851

Auction rate securities - collateralized by student loans	$20,048	2.48 to 3.86%	$63,825	4.50 to 9.90%

Our cash balances at November 30, 2008 and February 29, 2008 include restricted amounts of $1.12 million and $0.70 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts, commercial paper and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

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

We hold investments in ARS collateralized by student loans (with underlying maturities from 19.8 to 37 years).  Substantially all such collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated balance sheet under the heading “Temporary investments,” which we believed was appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and November 30, 2008, we liquidated $40.58 million of these securities with no gain or loss. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   We intend to reduce our remaining holdings as soon as practicable, but currently believe it is unlikely that we will be able to liquidate all of our holdings over the next twelve months.  Accordingly, at May 31, 2008, we reclassified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheets and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, for the three- and nine-months ended November 30, 2008, we recorded total pre-tax temporary unrealized losses on our ARS of $0.80 million and $3.20 million, respectively, which is reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheet at November 30, 2008 net of related tax effects of $1.09 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a temporary markdown reflecting a lack of liquidity and other current market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2008. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

United States Income Taxes – The U.S. Internal Revenue Service (the “IRS”) recently completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  On December 11, 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $3.15 million of tax provisions, including interest and penalties previously established for fiscal 2005.

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

Our business could be adversely affected by a prolonged recession or downturn in the United States and other countries in which we conduct business.

Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The Company’s performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, consumers’ net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. Dollar versus foreign currencies and other macroeconomic factors. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future.  A prolonged economic downturn or recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect the Company’s business, financial condition and results of operations.

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

Effective December 15, 2008, we amended the Revolving Line of Credit Agreement.  The amendment extended the maturity date until December 15, 2013 and modified certain terms and covenants.  For additional information regarding the amendment, see Note 21 to the accompanying consolidated condensed financial statements. The amendment to the Revolving Line of Credit Agreement increased our borrowing costs and adjusted the limitations on our ability to incur additional debt.  Also, given the increased level of recent banking failures, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place.  Failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions.  This could have a material adverse effect on our business, financial condition and results of operation.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  On October 15, 2008 the Board of Directors approved a resolution to add 3,000,000 shares to the existing shares authorized for repurchase and to extend the repurchase program through October 31, 2011.  During the three- and nine-months ended November 30, 2008, we repurchased and retired 93,333 and 280,838 shares, respectively, under the repurchase program at a total purchase price of $1.38 million and $4.27 million, respectively, for a per share average price of $14.78 and $15.19, respectively.  During the fiscal quarter ended August 31, 2007, a key employee tendered 728,500 common shares having a market value of $20.27 million as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at a $27.83 per share average price.  For the fiscal quarter ended November 30, 2007, we did not repurchase any common shares.   From September 1, 2003 through November 30, 2008, we have repurchased 2,940,066 common shares at a total cost of $75.88 million, or an average price per share of $25.81.  An additional 3,059,934 common shares remain authorized for purchase under this plan as of November 30, 2008.   The following schedule sets forth the purchase activity for the three months ended November 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep 1 through Sep 30, 2008	-	-	-	153,267
Oct 1 through Oct 31, 2008 *	77,433	14.88	77,433	3,075,834
November 1 through November 30, 2008	15,900	14.28	15,900	3,059,934
Total	93,333	14.78	93,333	3,059,934

* Includes 3,000,000 additional shares authorized for repurchase by our Board of Directors on October 16, 2008.

ITEM 6.          EXHIBITS

  (a)         Exhibits

10.1

Fourth Amendment to Credit Agreement, dated December 15, 2008, among Helen of Troy L.P., Helen of Troy Limited and Bank of America, N.A., and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008).

10.2

Second Amendment to Employment Agreement, dated December 30, 2008, between Helen of Troy Limited and Gerald J. Rubin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2009).

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

HELEN OF TROY LIMITED
(Registrant)

Date:	January 9, 2009	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date:	January 9, 2009	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date:	January 9, 2009	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1

Fourth Amendment to Credit Agreement, dated December 15, 2008, among Helen of Troy L.P., Helen of Troy Limited and Bank of America, N.A., and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008).

10.2

Second Amendment to Employment Agreement, dated December 30, 2008, between Helen of Troy Limited and Gerald J. Rubin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2009).

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