Form 10-K
period 2009-02-28
HELEN OF TROY LTD
filed 2009-05-14
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                           Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                          Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2008, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $678,822,000.

As of May 6, 2009 there were 29,832,340 shares of Common Shares, $.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2009 Annual General Meeting of Shareholders.

Index to Exhibits - Page 132

In this report and accompanying consolidated financial statements and notes thereto, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (“SEC”), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends” and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct.

Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, we caution readers not to place undue reliance on forward-looking statements.  We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports filed after this report.  As described later in this report, such risks, uncertainties and other important factors include, among others:

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

•                  the impact of changing costs of raw materials and energy on cost of sales and certain operating expenses;

•                  our holding of auction rate securities which we may be unable to liquidate at their recorded values or at all;

•                  circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•                  our relationship with key licensors;

•                  our dependence on the strength of retail economies and vulnerabilities to a prolonged economic downturn;

•                  our ability to develop and introduce a continuing stream of innovative new products to meet changing consumer preferences;

•                  the potential impact of continued disruptions in U.S. and international credit markets;

•                  the exchange rate risks associated with transacting business in foreign currencies;

•                  our expectation of future acquisitions and issues surrounding the integration of acquired businesses;

•                  our use of debt and the constraints it may impose, under certain circumstances, on our ability to operate our business;

•                  the costs, complexity and challenges of managing our global information systems;

•                  the risks associated with a breach of our computer security systems;

•                  the risks associated with tax audits, potential changes in tax laws and related disputes with taxing authorities; and

•                  our ability to continue to avoid classification as a controlled foreign corporation.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products.  We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.  We have two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair care and styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, foot powder, body powder and skin care products. Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.   Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.

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

As part of our overarching objective to grow our business and increase shareholder value, we have established five core initiatives. These initiatives and their key elements are outlined below:

•                  Maximize high growth potential branded products.  We seek to maximize high growth products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth.  Ten key brands currently account for approximately 83 percent of our annual net sales volume for fiscal year 2009.  When a brand fails to achieve a desired market potential, we evaluate whether to continue to invest in brand maintenance, exit the brand and/or selectively replace it with revenue streams from similar, more effectively performing branded products.

•                  Accelerate our new product pipeline.  We strive to reduce the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner.  A majority of our products are produced in China, where long production lead times are normal.  We continuously work with our manufacturers to simplify and shorten the length of our supply chain for new products.

•                  Leverage innovation.  We constantly seek ways to foster our culture of innovation and new product development.  We intend to enhance and extend our existing product categories and develop new allied product categories to grow our business.  We believe that new innovative products permit us to generate higher per unit sales prices and margins for us and the customers we serve, and increase the value of our brand base.

•                  Broaden our growth opportunities.  We plan to continue to seek opportunities to acquire brands and product categories through aggressive external development and acquisitions.  For example, our May 2007 acquisition of Belson provided us with nine brands that complement and broaden our existing professional product offerings.  In October 2008, we acquired the Ogilvie® brand of “at home” salon hair permanent and straightening products for our Grooming, Skin Care and Hair Care Solutions group to market.  Additionally, on March 31, 2009, we acquired the Infusium 23® hair care products line from The Procter & Gamble

Company.  When brand acquisition is not possible, we look for licensed brands that have developed substantial brand equity in product categories that will create synergies with our existing products.  For example, our licensing of Bed Head® and Toni&Guy® provides an opportunity to deliver professional quality appliances and accessories with Bed Head® branded products styled and packaged for introduction to a younger market through selective retail distribution channels and Toni&Guy® branded products targeted toward sophisticated retail buyers who appreciate European styling.

•                  Reduce cost and increase productivity.  We seek to control our expenses and strengthen operating margins by eliminating unnecessary spending, co-innovating with our manufacturers to eliminate costs, leveraging technology, and making productivity drivers a key focus of our Company.

We present financial information by operating segment in Note (14) of our consolidated financial statements. The matters discussed in this Item 1. “Business,” pertain to all existing operating segments, unless otherwise specified.

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

•                  Scholl® (in areas other than North America), licensed from SSL International, PLC;

•                  Sunbeam® and Health o meter®, licensed from Sunbeam Products, Inc.;

•                  Sea Breeze®, licensed from Shiseido Company Ltd.;

•                  Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited;

•                  Toni&Guy®, licensed from Mascolo Limited (in areas other than North and South America);

•                  Toni&Guy®, licensed form MBL/Toni&Guy Products LP (in North and South America);

•                  Bed Head® and TIGI® licensed from MBL/TIGI Products LP; and

•                  Veet®, licensed from Reckitt Benckiser Corporate Services Limited.

We own and market under a number of trademarks, including:

• OXO®	• Ammens®	• Dazey®
• Good Grips®	• SkinMilk®	• Caruso®
• SoftWorks®	• Condition® 3-in-1	• Karina®
• Touchables®	• Final Net®	• Visage Náturel®
• OXO SteeL®	• TimeBlock®	• DCNL®
• Candela®	• Epil-Stop®	• Nandi®
• Brut®	• Ogilvie®	• Isobel®
• Brut Revolution®	• Salon Tools™	• Carel®
• Brut XT®	• Studio Tools®	• Amber Waves®
• Vitalis®	• Hot Things®

We also own and market hair care and beauty care products under the following trademarks to the professional market:

• Helen of Troy®	• Curlmaster®	• Profiles Spa®
• Hot Tools®	• Pro Touch®	• Comare®
• HotSpa®	• Tourmaline Tools®	• Mega Hot®
• Salon Edition®	• Fusion Tools®	• Shear Technology®
• Belson®	• Ultra Tech®	• Hot Shot Tools®
• Belson Pro®	• Gallery Series®	• Brazilian Heat™
• Gold ‘N Hot®	• Wigo®

PRODUCTS

We market and sell a full line of personal care products and an expanding line of housewares products that we acquire, design and/or develop. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT	PRODUCTS	BRAND NAMES
CATEGORY
Appliances and Accessories	Hand-held dryers

Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools®, Ecostyle™, Tourmaline Tools®, Salon Tools™, Amber Waves®, Gallery Series®, Wigo®, Belson Pro®, Curlmaster®, Ultra Tech®, Gold ‘N Hot®, Mega Hot®, Pro Touch®, Profiles Spa®, Brazilian Heat™, Hot Shot Tools® and Salon Creations®

Curling irons, straightening irons, hot air brushes and brush irons

Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools®, Ecostyle™, Tourmaline Tools®, Salon Tools™, Amber Waves®, Gallery Series®, Wigo®, Belson®, Belson Pro®, Curlmaster®, Ultra Tech®, Gold ‘N Hot®, Mega Hot®, Pro Touch®, Brazilian Heat™, Hot Shot Tools® and Salon Creations®

	Hairsetters	Vidal Sassoon®, Revlon®, Bed Head®, Hot Tools®, Hot Shot Tools®, Sunbeam®, Caruso® and Profiles®
	Paraffin baths, facial brushes, facial saunas and other skin care appliances	Revlon®, HotSpa®, Dr. Scholl’s®, Visage Náturel® and Profiles®
	Manicure/pedicure systems	Revlon®, Dr. Scholl’s®, Scholl® and Profiles Spa®
	Foot baths	Dr. Scholl’s®, Scholl®, Revlon®, Sunbeam®, Carel®, HotSpa® and Profiles Spa®
	Foot massagers, hydro massagers, cushion massagers, body massagers and memory foam products	Dr. Scholl’s®, Health o meter®, Carel®, Profiles Spa® and HotSpa®
	Hair clippers and trimmers, exfoliators, epilators and shavers	Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Hot Tools®, Brut®, Veet® and Belson Pro®
	Hard and soft-bonnet hair dryers	Dazey®, Carel®, Hot Tools®, Amber Waves®, and Gold ‘N Hot®
	Hair styling implements, brushes, combs, hand-held mirrors, lighted mirrors, utility implements and decorative hair accessories	Vidal Sassoon®, Revlon®, Karina®, Isobel®, DCNL®, Nandi®, Amber Waves®, Hot Things®, Ecostyle™, Belson®, Gold ‘N Hot®, Comare®, Brazilian Heat™, Hot Tools® and Shear Technology®
Grooming, Skin Care and Hair Care Solutions	Liquid hair styling products and treatments	Vitalis®, Final Net®, Condition® 3-in-1, Ogilvie®, Ammens® and Vitapointe®
	Liquid and/or medicated skin care products	Sea Breeze®, Ammens® and SkinMilk®
	Fragrances, deodorants and antiperspirants	Brut®, Brut Revolution®, Brut XT® and Ammens®
	Hair depilatory products	Epil-Stop®
Housewares	Kitchen tools, cutlery, food storage containers, bar and wine accessories, kitchen mitts and trivets, and barbeque tools	OXO®, Good Grips®, OXO SteeL®, SoftWorks® and Touchables®
	Tea kettles	OXO®, Good Grips® and Softworks®
	Household cleaning tools and trash cans	OXO®, OXO SteeL®, Good Grips®, SoftWorks® and Touchables®
	Storage and organization products	OXO®, OXO SteeL®, Good Grips®, SoftWorks® and Touchables®
	Hand and garden tools	OXO®, Good Grips® and SoftWorks®
	Rechargeable lighting products	OXO® and Candela®

We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the personal care and housewares markets. Overall, in fiscal 2009, we introduced 415 new products across all of our categories compared to 526 and 389 new products introduced in fiscal 2008 and 2007, respectively.  Currently, 265 additional new products are in our product development pipeline for expected introduction in fiscal 2010.   The following discussion summarizes key product introductions and strategies we launched in fiscal 2009.

Appliances and Accessories:  In the retail category of our appliance business, we focused our efforts on adding new and unique functionality and product concepts across all our brands.  New functionality on certain products introduced included joystick controls, mirrored-digital information centers, retractable power cords, and mini-travel sized dryers and styling irons.   Under the Vidal Sassoon® brand, we introduced a new line of hair care appliance solutions called VS Answers®, with appliances specifically designed for each of three common hair types: fine, normal and coarse.  In addition, under the Vidal Sassoon® brand, we developed the Ecostyle™ Line, a family of salon quality, high performance, energy efficient styling tools engineered specifically to reduce energy consumption by at least 35%, while using recycled materials where possible, and ergonomic design principles to reduce material content in order to lower the product’s manufactured carbon footprint.

In our professional appliance category, our Belson business was able to effectively consolidate and enhance its line offerings with such concepts as Smart Heat Hair Care appliances, which have settings optimized for specific hairstyles, and Brazilian Heat™ by Mega Hot for full-service distributors.  Brazilian Heat™ by Mega Hot styling irons provide six heat settings up to 450 degrees and 30 second heat-up.  These irons give the stylist the ability to provide glossy, smooth styling for the finest straight hair to the coarsest curliest hair.   During fiscal 2009, our Wigo® line experienced significant growth with such features as artistic patterns and designs embedded into the appliance casings.

Grooming, Skin Care and Hair Care:  In our domestic business, we acquired the Ogilvie® brand of “at home” salon hair permanent and straightening products during the third quarter of fiscal 2009.   Ogilvie is the leading brand of home permanent and straightening products sold in the food, drug and mass merchandising markets. The Ogilvie brand maintains a loyal core user base of consumers who are interested in “do it yourself” products for their hair care needs.  In Mexico, we began selling the Brut XT® line of men’s body sprays during fiscal 2009.  In Chile, we began shipping our extended line of Ammens® body powders, baby shampoos and hair conditioners, and we planned and developed a line of liquid hand soaps for a fiscal 2010 launch in Venezuela and Peru.  On March 31, 2009, we acquired the Infusium 23® hair care products line from The Procter & Gamble Company.

Housewares:  Our OXO® brands continue to exert significant influence in the U.S. kitchen gadget and tool markets.  OXO® products are based on the principles of Universal Design, which is a philosophy of making products that are easy to use for the widest possible spectrum of users.  We believe we have a strong development pipeline in the Housewares segment.  In fiscal 2009, we launched over 90 new items and currently have over 90 items scheduled for launch in fiscal 2010.   During fiscal 2009, our Good Grips® POP line of modular food storage containers, which began shipping in late fiscal 2008, was a top selling category within the segment.   These containers are airtight, stackable and space-efficient.  In fiscal 2009, food storage containers added $10.30 million of incremental sales growth compared to fiscal 2008.  In addition, in fiscal 2009,  new product offerings such as digital instant read thermometers and a new line of dusting products accounted for approximately $7.89 million in total incremental sales growth in the Housewares segment during a soft retail year overall.

You can learn more about our products at www.hotus.com.  Information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report.

SALES AND MARKETING

We now market our products in approximately 70 countries throughout the world.  Sales within the United States comprised approximately 76, 78 and 81 percent of total net sales in fiscal 2009, 2008 and 2007, respectively.  We sell our products through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, specialty stores, beauty supply retailers, wholesalers and distributors, as well as directly to end-user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

We market products through a combination of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services and customer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging, and to develop product line extensions and new products.

Regional sales and business unit managers work with our inside and outside sales representatives.  Our sales managers are organized by product group and geographic area and, in some cases, key customers.  Our regional managers are responsible for customer relations management, pricing, distribution strategies and sales generation.

The companies from whom we license many of our brand names promote those names extensively. The Revlon®, Vidal Sassoon®, Dr. Scholl’s®, Bed Head®, Veet® and Sunbeam® trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines, the internet and various industry trade shows.

We also use selective sports and entertainment venues to enhance our brand recognition and equity.  In fiscal 2004, Helen of Troy became the title sponsor of the Sun Bowl game, one of the longest running invitational post-season college football games in the United States with a history that spans over 70 years. The “Vitalis® Sun Bowl” was the official name for the December 2004 and 2005 games.  In fiscal 2007, we extended our agreement through the calendar 2009 football season and changed the official name beginning with the December 2006 game to the “Brut® Sun Bowl.”  CBS Sports broadcasts the Brut® Sun Bowl game to nationwide audiences.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples’ Republic of China, to manufacture a significant portion of our products in the appliance, accessories and housewares product categories.  Most of our grooming, skin care and hair care solutions are manufactured in North America.  For a discussion regarding our dependency on third party manufacturers, see Item 1A., “Risk Factors.”  For fiscal 2009, 2008 and 2007, goods manufactured by vendors in the Far East comprised approximately 90, 87 and 83 percent, respectively, of the dollar value of all segments’ inventory purchases.

Many of our key Far East manufacturers have been doing business with us since we went into business.  In some instances, we are now working with the second generation of entrepreneurs from the same families.  We believe these relationships give us a stable and sustainable advantage over many of our competitors.

Manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products.  Both of our business segments employ numerous technical and quality control personnel responsible for ensuring high product quality.  Most of our products manufactured outside the countries in which they are sold are subject to import duties, which increase the amount we pay to obtain such products.

Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, our policy is to maintain several months of supply of inventory in order to meet our customers’ needs. Accordingly, we order products substantially in advance of the anticipated time of their sale to our customers. While we do not have any long-term formal arrangements with any of our suppliers, in most instances, we place purchase orders for products several months in advance of receipt of orders from our customers.  Our relationships and arrangements with most of our manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders.  Most purchase orders are in United States Dollars.  Because of our long lead times, from time to time, we must discount end of model product or dispose of it in non-traditional ways to eliminate excess inventories.

In total, we occupy approximately 1,989,000 square feet of distribution space in various locations to support our operations, which includes our 1,200,000 square foot Southhaven, Mississippi distribution center.  At the end of February 2007, we completed the consolidation of our domestic appliance, housewares, men’s grooming, skin care and hair care inventories into our Southaven, Mississippi distribution center. Approximately 70 percent of our consolidated gross sales volume shipped from this facility in fiscal 2009.  For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”   Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas; Southaven, Mississippi; and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers, primarily in the Far East, to distribution centers in the Netherlands, the United Kingdom, Mexico, Brazil, Peru, Venezuela, or directly to customers. We then ship products stored at these international distribution centers to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

The Personal Care segment depends significantly upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter®, Dr. Scholl’s®, Bed Head® and Toni&Guy® trademarks are of particular importance to this segment’s business. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures.  The remaining duration of the license agreements for the Revlon®, Vidal Sassoon®, Dr. Scholl’s®, Bed Head® and Toni&Guy® trademarks, including the renewal terms, are approximately 54, 24, 11, 5 and 4 years, respectively. If we decide to renew these agreements upon expiration of their current terms, we will be required to pay prescribed renewal fees at the time of that election. The discussion below covers the primary product categories that we currently sell under our key license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

Revlon®: Under agreements with the Revlon Consumer Products Corporation, we are licensed to sell worldwide, except in Western Europe, hair dryers, curling irons, straightening irons, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers, and battery-operated and electric women’s shavers bearing the Revlon® trademark.

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

Sunbeam® and Health o meter®:   Under an agreement with Sunbeam Products, Inc., we are licensed to sell hair clippers and trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, foot massagers, back massagers, body massagers, memory foam products, and spa products bearing these trademarks in the United States, Canada, Mexico, Central America, South America, and the Caribbean.   The Sunbeam® license is currently scheduled to expire on December 31, 2009.  We do not intend to exercise our option to renew under the original terms and conditions of the agreement.   We are currently in discussions to enter into a new license agreement under revised terms and conditions.

Sea Breeze®: We license the right to sell products in the United States, Canada, and the Caribbean under this trademark pursuant to a perpetual royalty free license from Shiseido Company Ltd.  We currently sell a line of liquid skin care products under this name in the United States and Canada.

Toni&Guy® and Bed Head®: Under an agreement with Mascolo Limited, we are licensed to sell hair care and grooming appliances under the Toni&Guy® trademark in Western Europe and portions of Asia.  The initial term of the license agreement expires in March 2011, and may be extended an additional two years upon proper notice.

In December 2006, we also entered into separate licensing arrangements with Mascolo Limited, MBL/Toni&Guy Products LP and MBL/TIGI Products LP for the use of the Bed Head® by TIGI and Toni&Guy® trademarks.  The licenses grant us the right to use the trademarks to market personal care products in the Western Hemisphere.  The initial term of each license agreement expires in December 2011, and may be extended for five additional three-year terms upon proper notice.

Helen of Troy has filed or obtained licenses for over 500 design and utility patents in the United States and several foreign countries.  Most of these patents cover product designs in our Housewares segment, and over two-thirds of these are utility patents.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.  We believe our principal trademarks have high levels of brand name recognition among retailers and consumers throughout the world. In addition, we believe our brands have an established reputation for quality, reliability and value.  We monitor and protect our brands against infringement. as we deem appropriate, however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various jurisdictions.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its affiliate, SAM’S Club) accounted for approximately 17, 19 and 21 percent of our net sales in fiscal 2009, 2008 and 2007, respectively.   No other customers accounted for ten percent or more of net sales during those fiscal years.  Sales to our top five customers accounted for approximately 43, 44 and 45 percent in fiscal 2009, 2008 and 2007, respectively.

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

In the Personal Care segment, our primary competitors include Conair Corporation, Farouk Systems, Inc. (Chi), T3 Micro, Inc., International Consulting Associates, Inc. (InfraShine), Spectrum Brands, Inc., Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-U.S.A, Inc., Chattem, Inc., KAO Brands Company, The Procter & Gamble Company, L´Oréal, Unilever, and the Alberto-Culver Company. In the Housewares segment, the competition is highly fragmented.  Our primary competitors in that segment include KitchenAid (Lifetime Brands, Inc.), Zyliss AG,

Copco (Wilton Industries, Inc.), Simple Human, Casabella and Interdesign, Inc.  Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. Net sales in the third fiscal quarter accounted for approximately 30, 32 and 34 percent of fiscal 2009, 2008 and 2007 net sales, respectively. Our lowest net sales usually occur in our first fiscal quarter, which accounted for approximately 23, 22 and 21 percent of fiscal 2009, 2008 and 2007 net sales, respectively.  In fiscal 2009, our fourth quarter had the lowest quarterly net sales for the fiscal year with approximately 22 percent of the fiscal year’s total.  As a result of the seasonality of sales, our working capital needs fluctuate during the year.

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

Certain of our skin care products are regulated by the United States Food and Drug Administration (“FDA”).   Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, limiting the volatility and types of aerosol agents used, grading products, inspecting production facilities and imposing their own labeling requirements.

In our Housewares segment, where applicable, our products comply with NSF International and American National Standards Institute (“ANSI”) standards for product quality, materials composition and safety.

EMPLOYEES

As of fiscal year end 2009, we employed 924 full-time employees in the United States, Canada, Macao, China, Japan, the United Kingdom, France, Brazil, Peru, Venezuela, Chile and Mexico of which 157 are marketing and sales employees, 249 are distribution employees, 39 are engineering and development employees, and 479 are administrative personnel. We also use temporary, part time and seasonal employees as needed.  None of the Company’s employees are covered by a collective bargaining agreement.  We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

Note (14) to our consolidated financial statements contains geographic information concerning our net sales and long-lived assets.

AVAILABLE INFORMATION

We maintain our main Internet site at the following address: http://www.hotus.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in Company shares by directors and officers.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  Also, on the Investor Relations page, under the heading “Corporate Governance,” are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

ITEM 1A.  RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties.  When evaluating us and our business before making a decision regarding investment in our securities, potential investors should carefully consider the risk factors and uncertainties described below, together with other information contained in this report.  If any of the events or circumstances described below or elsewhere in this report actually occur, they could adversely effect our business and operating results.  The risks listed below are not the only risks that we face.  Additional risks that are presently unknown to us or that we currently think are not significant may also impact our business operations.

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

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers, and we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs.  Failure to deliver products to our retailers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage our reputation and brands and result in loss of customers or reduced orders.

To make our distribution operations more efficient, we have consolidated many of our U.S. distribution, receiving and storage functions into our Southaven, Mississippi distribution center. Approximately 70 percent of our consolidated gross sales volume shipped from this facility in fiscal 2009.  For this reason, any disruption in our distribution process in this facility, even for a few days, could adversely effect our business and operating results.

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

Most of our major customers purchase our products electronically through electronic data interchange and expect prompt delivery of products from our existing inventories to the customers’ retail stores or distribution centers.  This method of ordering products allows our customers to respond quickly to changes in demands of their retail customers.  From time to time, we may provide projections to our shareholders, lenders, investment community, and other stakeholders of our future sales and earnings.  Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the amount of our future sales and related earnings.  Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant.  These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report. Additionally, changes in retailer inventory management strategies could make our inventory management more difficult. Because our ability to forecast sales is highly subjective, there is a risk that our future sales and earnings could vary materially from our projections.

Our results of operations are dependent on sales to several large customers and the loss of, or substantial decline in, sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our sales.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers.  In particular, sales to Wal-Mart Stores, Inc. (including its affiliate, SAM’S Club) accounted for approximately 17 percent of our net sales in fiscal 2009. While only one customer accounted for ten percent or more of net sales in fiscal 2009, our top five customers accounted for approximately 43 percent of fiscal 2009 net sales.  We expect customer concentrations will continue to account for a significant portion of our sales.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price demands and other conditions, which could negatively impact our financial condition and results of operations.

A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate.  Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, financial condition and results of operations.  For further information regarding the impact of such issues with a significant customer that ceased operations in fiscal 2009, see Note (19) to our consolidated financial statements.

Large sophisticated customers may take actions that adversely affect our gross profit and results of operations.

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which include super centers and club stores.  This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship.  If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us.  A reduction in the demand of our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and operating results.

We are dependent on third party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, financial condition and results of operations.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China.  This exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise.  The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, financial condition and results of operations.

We have sourcing relationships with over 200 third-party manufacturers.  During fiscal 2009, the top two manufacturers fulfilled approximately 40 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 55 percent of our product requirements.

With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. We may also find that customers are canceling orders or returning products. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America.  China has experienced rapid social, political and economic change in recent years. There is no assurance that labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on product costs in China.  Labor shortages in China could result in supply delays and disruptions and drive a substantial increase in labor costs.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal 2009 and 2008, the Chinese Renminbi appreciated approximately 4 percent and 9 percent, respectively, against the U.S. Dollar.  To the extent the Renminbi continues to appreciate with respect to the U.S. Dollar, the Company may experience cost increases on such purchases, and this could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of sales and certain operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes.  Changes in the cost of fuel have corresponding impacts to our transportation costs.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of sales and certain operating expenses.  Our results of operations could be adversely affected by future increases in these costs.  We have had some success in implementing price increases or passing on cost increases by moving customers to newer product models with enhancements that justify higher prices and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

We hold certain auction rate securities that we may be unable to liquidate at their recorded values or at all due to credit concerns in the U.S. capital markets.  Protracted illiquidity and any deterioration in the credit ratings of the issuers, dealers or credit insurers may require us to record other-than-temporary impairment charges.

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 20 to 37 years).  At February 28, 2009, 97 percent of the aggregate collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

Conditions in the capital markets have significantly reduced our ability to liquidate our ARS.  At this time, there is a very limited demand for the securities we continue to hold and limited acceptable alternatives to liquidate such securities.  Based on current market conditions, we believe it is likely that auctions of our holdings in these securities will be unsuccessful in the near term, resulting in us continuing to hold securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.  Management intends to continue to reduce our holdings in these securities as circumstances allow, but believes we have sufficient liquidity from operating cash flows and available financial sources, including our revolving credit facility, which we believe will continue to provide sufficient capital resources to fund our foreseeable short and long-term liquidity requirements.

During the quarter ended August 31, 2008, we developed a series of discounted cash flow models and began using them to value our ARS.   Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  These inputs attempt to capture the impact of illiquidity on the investments and during the fiscal year ended February 28, 2009, we recorded pre-tax unrealized losses on our ARS totaling $2.68 million on $22.65 million of face value ARS.  The impairment was reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet net of related tax effects of $0.91 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  If the issuers’ credit ratings or other market conditions continue to deteriorate, the Company may be required to record other-than-temporary impairment charges on these investments in the future, which could have a material adverse effect on our business, financial condition and results of operations.  For further information on our ARS, see Notes (1), (15) and (16) to our consolidated financial statements.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets continues to consist of goodwill and other indefinite-lived intangible assets recorded as a result of past acquisitions.  We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.   We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The steps required by U.S. generally accepted accounting principles (“GAAP”) entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Events and changes in circumstances that may indicate that there is impairment and which may indicate that interim impairment testing is necessary include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined.  Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated shareholders’ equity balance at November 30, 2008.  When the Company’s total market capitalization remains below its consolidated shareholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.   These tests resulted in impairment charges totaling $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  For additional information, see the discussion under Notes (1) and (3) to our consolidated financial statements and in “Results of Operations” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We rely on licensed trademarks, the loss of which could have a material adverse effect on our revenues and profitability.

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

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of the global recession, consumers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit, and sharply falling home prices, among other things.  A prolonged economic downturn or recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect the Company’s business, financial condition and results of operations.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  A continued weakening of retail economies, as we have seen over the last fiscal year, could continue to have a material adverse effect on our business, financial condition and results of operations.

To compete successfully, we must develop and introduce a continuing stream of innovative new products to meet changing consumer preferences.

Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products that meet changing consumer preferences and take advantage of opportunities sooner than our competition. We face the risk that our competitors will introduce innovative new products that compete with our products. Our core initiatives include fostering our culture of innovation and new product development, enhancing and extending our existing product categories and developing new allied product categories.  There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating income.   If we are unable to develop and introduce a continuing stream of new products, it may have an adverse effect on our business, financial condition and results of operations.

Continued disruption in U.S. and international credit markets may adversely affect our business, financial condition and results of operations.

Recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability.  Continued disruption may materially limit consumer credit availability and restrict credit availability to our customer base and the Company.

Effective December 15, 2008, we amended our revolving credit agreement (the “Revolving Line of Credit Agreement”) dated June 1, 2004 between Helen of  Troy, L.P., as borrower, and Bank of America N.A. and other lenders.  The amendment extended the maturity date until December 15, 2013 and modified certain terms and covenants.  For additional information regarding the amendment, see Note (5) to the accompanying consolidated financial statements. The amendment to the Revolving Line of Credit Agreement increased our borrowing costs and adjusted the limitations on our ability to incur additional debt.  In addition, because of recent disruption in the financial markets and the increased level of recent banking failures, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements.  The failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions.  This could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States.  The Company transacts a significant portion of its business in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes.  Additionally, we purchase a substantial amount of our products from Chinese manufacturers.  The Chinese Renminbi has appreciated against the U.S. Dollar over the last year.  Although our purchases are in U.S. Dollars, if the Chinese Renminbi continues to rise against the U.S. Dollar, the costs of our products will continue to rise because of the impact the fluctuations will have on our suppliers, and we may not be able to pass any or all of these price increases on to our customers.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.  Accordingly, there can be no assurance that the U.S. Dollar foreign exchange rates will be stable in the future or that fluctuations in foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

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

We may incur debt to fund acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.

Our debt could adversely affect our financial condition and can add constraints on our ability to operate our business.  Our indebtedness can, among other things:

•     increase our vulnerability to general adverse economic conditions;

•     limit our ability to obtain necessary financing and to fund future working capital, capital expenditures and other general corporate requirements;

•     require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;

•     subject us to a higher interest expense (a significant portion of our debt is fixed or effectively fixed through the use of interest rate swaps and these rates may produce higher interest expense than would be available with floating rate debt, as is currently the case with decreased market interest rates);

•     limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•     place us at a competitive disadvantage compared to our competitors that have less debt;

•     limit our ability to pursue acquisitions or sell assets; and

•     limit our ability to borrow additional funds.

Any of these events could have a material adverse effect on us. In addition, our debt agreements contain restrictive financial and operational covenants. Significant restrictive covenants include limitations on, among other things, our ability under certain circumstances to:

•     incur additional debt, including guarantees;

•     grant certain types of liens;

•     sell or otherwise dispose of assets;

•     engage in mergers, acquisitions or consolidations;

•     pay dividends on our common shares;

•     repurchase our common shares;

•     enter into substantial new lines of business; and

•     enter into certain types of transactions with our affiliates.

Our failure to comply with these and other restrictive covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on us.

We rely on our central Global Enterprise Resource Planning Systems and other peripheral information systems.  Obsolescence or interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

We conduct most of our businesses under one integrated Global Enterprise Resource Planning System, which we implemented in September 2004.  Most of our operations are dependent on this system.  Any failures or disruptions in this system could cause considerable disruptions to our business and may have a material adverse effect on our business, financial condition and results of operations.

We continue to experience delays in transitioning our Mexican operations to our global information system.  We have encountered difficulties and delays in integrating information exchanges between our Company and a key third party order fulfillment provider we use in Mexico.  While certain systems have gone live, our plan for a full transition of our Mexican operations to our global information system has been extended into fiscal 2010.

We continuously make adjustments to improve the effectiveness of our systems. Complications resulting from such adjustments could potentially cause considerable disruptions to our business.  Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and related integration issues all pose significant risks.

To support new technologies, we continue to support and upgrade a growing technology infrastructure base. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential areas for disruption or failure.  We rely on certain outside vendors to assist us with implementation and enhancements and other vendors to assist us in maintaining some of our infrastructure.  Should any of these vendors fail to perform as expected, it could adversely affect our service levels and threaten our ability to conduct business.  In addition, we have not migrated our core software to newer versions because of the degree of customization it underwent upon its initial implementation.  This places the Company’s and its software vendor’s ability to continue to provide the appropriate level of support for these systems at risk.  The Company also routinely assesses how much longer it can continue to use current software versions, and the most appropriate strategy for making any changes that will be required.  Upgrading to later versions of this software or replacing the software with a new vendor’s offerings may require a substantial investment of time and resources by the Company and may result in disruptions in various aspects of our operations.

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

A breach of our computer security systems and unauthorized intrusion could allow for fraudulent use of sensitive information and/or damage to critical data and systems.  Such activity could subject us to litigation and various other claims and have a material adverse effect on our financial condition, results of operations and the reputation of our business.

Information systems require constant updates to their security policies and hardware systems to reduce the risk of unauthorized access, malicious destruction of data, or information theft.  We believe we have taken steps designed to strengthen the security of our computer systems and protocols and have instituted an ongoing program to continue to do so.  Nevertheless, we cannot assure that we will not suffer a data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information.  Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems.

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

From time to time, we are involved in tax audits and related disputes with various taxing jurisdictions.  We believe that we have complied with all applicable reporting and tax payment obligations and in the past have disagreed with taxing authority positions on various issues.  Historically, we have vigorously defended our tax positions through available administrative and judicial avenues.  Based on currently available information, we have established reserves for our best estimate of the probable tax liabilities.  Future actions by taxing authorities may result in tax liabilities that are significantly higher or lower than the reserves established, which could have a material effect on our consolidated results of operations or cash flows.

The impact of future tax legislation, regulations or treaties, including any legislation in the U.S. or abroad that would effect the companies or subsidiaries that comprise our consolidated group is always uncertain. The U.S. Congress is currently considering several alternative proposed changes in the tax law that, if enacted may increase our effective overall tax rate.  Our ability to respond to such changes so that we maintain favorable tax treatment, the cost and complexity of such compliance, and its impact on our ability to operate effectively in jurisdictions always presents a risk.

For more information about recently completed tax audits and related disputes, see Note (8) to the accompanying consolidated financial statements.

Under current tax law,  favorable tax treatment of our non- U.S. earnings is dependent on our ability to avoid classification as a Controlled Foreign Corporation. Changes in the composition of our shareholdings could have an impact on our classification. If our classification were to change, it could have a material adverse effect on the largest U.S. shareholders and, in turn on the Company’s business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases, or otherwise utilizes through third-party management service agreements, a total of 33 facilities, which include selling, procurement, administrative and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Information regarding the location, use, segment, ownership and approximate size of the facilities and undeveloped land as of February 28, 2009 is provided below:

Location	Type and Use	Business Segment	Owned or Leased	Approximate Size (Square Feet / Acres)

El Paso, Texas, USA	Land & Building - Corporate Headquarters	Personal Care & Housewares	Owned	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Personal Care	Owned	408,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	Owned	1,200,000
Brampton, Ontario, Canada	Third-Party Managed Distribution Facility	Personal Care	Leased	75,000
Danbury, Connecticut, USA	Office Space	Personal Care	Leased	16,000
Bentonville, Arkansas, USA	Office Space	Personal Care	Leased	5,000
Minneapolis, Minnesota, USA	Office Space	Personal Care	Leased	1,000
New York, New York, USA	Office Space	Housewares	Leased	25,000
Chambersburg, Pennsylvania, USA	Office Space - Customer Service Facility	Housewares	Leased	3,200
Darwen, England	Third-Party Managed Distribution Facility	Housewares	Leased	35,000
El Paso, Texas, USA	Land - Held for Future Expansion	None	Owned	12 Acres
Southaven, Mississippi, USA	Land - Held for Future Expansion	None	Owned	31 Acres
Burlington, Ontario, Canada	Office Space	Personal Care	Leased	5,000
Sheffield, England	Land & Building - European Headquarters	Personal Care	Owned	10,000
Barnsley, England	Third-Party Managed Distribution Facility	Personal Care	Leased	62,500
Boulgne-Billancourt, France	Office Space	Personal Care	Leased	1,400
Nr Amsterdam, Netherlands	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Mexico City, Mexico	Office Space	Personal Care	Owned	3,900
Mexico City, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	75,200
Nuevo Leon, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	9,700
Jalisco, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	11,600
Sao Paulo, Brazil	Office Space	Personal Care	Leased	1,600
Vitoria, Brazil	Third-Party Managed Distribution Facility	Personal Care	Leased	4,800
Vitoria, Brazil	Third-Party Managed Distribution Facility	Personal Care	Leased	2,400
Lima, Perú	Office Space	Personal Care	Leased	900
Lima, Perú	Third-Party Managed Distribution Facility	Personal Care	Leased	12,900
Caracas, Venezuela	Office Space	Personal Care	Leased	1,300
Aragua, Venezuela	Third-Party Managed Distribution Facility	Personal Care	Leased	3,300
Santiago, Chile	Office Space	Personal Care	Leased	130
Santiago, Chile	Third-Party Managed Distribution Facility	Personal Care	Leased	150
Tokyo, Japan	Office Space	Housewares	Leased	1,000
Hong Kong, China	Third-Party Managed Distribution Facility	Housewares	Leased	3,500
Zhu Kuan, Macau, China	Office Space	Personal Care & Housewares	Leased	11,600
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	5,500
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	14,500

ITEM 3.  LEGAL PROCEEDINGS

Securities Class Action Litigation – An agreement was reached to settle the consolidated class action lawsuit filed on behalf of purchasers of our publicly traded securities against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares are listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE].  The following table sets forth, for the periods indicated, in dollars per share, the high and low sales prices of the common shares as reported on the NASDAQ.  These quotations reflect the inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

FISCAL 2009
First quarter	$18.49	$14.59
Second quarter	24.21	15.26
Third quarter	24.70	13.31
Fourth quarter	17.92	9.61

FISCAL 2008
First quarter	$28.10	$21.30
Second quarter	29.26	19.96
Third quarter	23.08	16.89
Fourth quarter	19.48	14.56

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common shares with a par value of $0.10 per share are our only class of equity security outstanding at February 28, 2009. As of May 6, 2009, there were approximately 280 holders of record of the Company’s common shares. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions.  We have not paid any cash dividends on our common shares since inception.  Our current intention is to pay no cash dividends in fiscal 2010.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in the open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  On October 15, 2008, the Board of Directors approved a resolution to add 3,000,000 shares to the existing shares authorized for repurchase and to extend the repurchase program through October 31, 2011.

For the fiscal years ended 2009 and 2008, we repurchased and retired 574,365 and 1,095,392 shares at a total purchase price of $7.42 and $26.00 million, and an average purchase price of $12.91 and $23.74 per share, respectively.  We did not repurchase any shares during fiscal 2007. From September 1, 2003 through February 28, 2009, we have repurchased 3,233,593 common shares at a total cost of $79.03 million, or an average price per share of $24.44.  An additional 2,766,407 common shares remain authorized for purchase under this plan as of February 28, 2009.   The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2008	9,302	$15.65	9,302	3,050,632
January 1 through January 31, 2009	122,881	11.15	122,881	2,927,751
February 1 through February 28, 2009	161,344	10.14	161,344	2,766,407
Total	293,527	$10.74	293,527	2,766,407

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 2004. The Peer Group Index is the Dow Jones—U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common shares.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, NASDAQ MARKET INDEX,
AND PEER GROUP INDEX

	Fiscal year ended the last day of February
	2004	2005	2006	2007	2008	2009
HELEN OF TROY LIMITED	100.00	96.87	67.89	80.16	55.18	34.37
PEER GROUP INDEX	100.00	115.88	116.43	144.29	153.97	110.46
NASDAQ MARKET INDEX	100.00	101.03	112.77	118.79	112.61	68.27

The Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Exchange Act.  In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended on the last day of February 2009, 2008 and 2007, and the selected consolidated balance sheet data as of the last day of February 2009 and 2008, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of operations data for the years ended on the last day of February 2006 and 2005, and the selected consolidated balance sheet data as of the last day of February 2007, 2006 and 2005, have been derived from our audited consolidated financial statements which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended The Last Day of February,

(in thousands, except per share data)

	2009	2008 (3)(4)	2007	2006	2005 (1)(2)

Statements of Operations Data:
Net sales	$622,745	$652,548	$634,932	$589,747	$581,549
Cost of sales	367,343	370,853	355,552	323,189	307,045

Gross profit	255,402	281,695	279,380	266,558	274,504
Selling, general, and administrative expense	188,344	207,771	208,964	195,180	172,480
Operating income before impairment and gain	67,058	73,924	70,416	71,378	102,024

Impairment charges	107,274	4,983	-	-	-
Gain on sale of land	-	(3,609)	-	-	-
Operating income (loss)	(40,216)	72,550	70,416	71,378	102,024

Interest expense	(13,687)	(15,025)	(17,912)	(16,866)	(9,870)
Other income (expense), net	2,438	3,748	2,643	1,290	(2,575)

Earnings (loss) before income taxes	(51,465)	61,273	55,147	55,802	89,579
Income tax expense (benefit)	5,328	(236)	5,060	6,492	12,907

Income (loss) from continuing operations	(56,793)	61,509	50,087	49,310	76,672

Loss from discontinued segment’s operations, net of tax effects	-	-	-	-	(222)

Net earnings (loss)	$(56,793)	$61,509	$50,087	$49,310	$76,450

Per Share Data:
Basic
Continuing operations	$(1.88)	$2.01	$1.66	$1.65	$2.58
Discontinued operations	$-	$-	$-	$-	$(0.01)
Total basic earnings (loss) per share	$(1.88)	$2.01	$1.66	$1.65	$2.57

Diluted
Continuing operations	$(1.88)	$1.93	$1.58	$1.56	$2.36
Discontinued operations	$-	$-	$-	$-	$(0.01)
Total diluted earnings (loss) per share	$(1.88)	$1.93	$1.58	$1.56	$2.35

Weighted average number of common shares outstanding:
Basic	30,173	30,531	30,122	29,919	29,710
Diluted	30,173	31,798	31,717	31,605	32,589

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

Last Day of February,

(in thousands)

	2009	2008 (3)	2007	2006	2005 (1)(2)

Balance Sheet Data:
Working capital	$224,201	$276,304	$238,131	$185,568	$156,312
Total assets	821,307	911,993	906,272	857,744	811,449
Long-term debt	134,000	212,000	240,000	254,974	260,000
Shareholders’ equity (5)	508,693	568,376	527,417	475,377	420,527
Cash dividends	-	-	-	-	-

(1)  Fiscal year 2005 results include 100 percent of the results of Tactica under the line item, “Loss from discontinued segment’s operations, net of tax effects.”  We acquired a 55 percent interest in Tactica in March 2000. On April 29, 2004, we completed the sale of our interest in Tactica back to certain of its key operating manager-shareholders. Our consolidated financial statements for fiscal 2005 (for the period of time we owned Tactica) included 100 percent of Tactica’s net loss because Tactica had accumulated a net deficit at the time that we acquired our ownership interest, and because the minority shareholders of Tactica had not adequately guaranteed their portion of the accumulated deficit.

(2)  Fiscal year 2005 and thereafter includes the results of operations of OXO International, which we acquired on June 1, 2004 for a net cash purchase price of $273.17 million including the assumption of certain liabilities.  At acquisition, we recorded $11.67 million of working capital, $2.9 million of property and equipment, and $258.58 million of goodwill, trademarks and other intangible assets.  The acquisition was funded by a $73.17 million advance under the Revolving Line of Credit Agreement and a $200 million Term Loan Credit Agreement. The $200 million Term Loan Credit Agreement and a portion of the outstanding balance under the Revolving Line of Credit Agreement were subsequently repaid with the proceeds from $225 million of Floating Rate Senior Notes issued on June 29, 2004.

(3)  Fiscal year 2008 and thereafter includes the results of operations of Belson Products, which we acquired on May 1, 2007 for a net cash purchase price of $36.50 million including the assumption of certain liabilities.  The acquisition was funded with cash.  At acquisition, we recorded $13.98 million of working capital, $0.14 million of fixed assets, and $22.38 million of goodwill, trademarks and other intangible assets.

(4)  During fiscal 2008, we settled certain tax disputes with the Hong Kong Inland Revenue Department, and the U.S. Internal Revenue Service (the “IRS”).  As a result of these settlements, we recorded tax benefits totaling $9.31 million during fiscal 2008.  These benefits represent the reversal of tax provisions previously established for the periods under dispute.  See Note (8) to our consolidated financial statements for more information on our income taxes.

(5)  For the fiscal years ended 2009 and 2008, we repurchased and retired 574,365 and 1,095,392 shares at a total purchase price of $7.42 and $26.00 million, respectively.  No common shares were repurchased during the fiscal years ended 2007 and 2006. In fiscal 2005, we repurchased 757,710 common shares at a cost of $25.04 million.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, “Item 1.  Business”;  Part II, “Item 6. Selected Financial Data”; and Part II, “Item 8. Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed on page 2 of this report in the section entitled “Information Regarding Forward-Looking Statements,”  Item 1A., “Risk Factors,” and in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

OVERVIEW

Our financial results for the 2009 fiscal year reflect the impact of the continued deterioration of global macroeconomic conditions that began last year and accelerated throughout fiscal 2009.  These conditions negatively affected consumer spending causing many of our retail partners to face declining same store sales trends and a highly promotional holiday season.  This environment had an adverse impact on most of our businesses, both foreign and domestic.  In addition to the impact of the global macroeconomic conditions on consumer demand, the following factors contributed to a decline in the Company’s net sales in fiscal 2009:

•      In anticipation of a decline in consumer spending, key retail partners reduced inventory levels across most of our product categories, resulting in lower sales orders for most of fiscal 2009.  This trend reversed slightly in the fourth quarter as our retail partners replenished to support minimum inventory levels.

•      A significant strengthening of the U.S. Dollar against other currencies in which we transact sales, which exposed the Company to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for short term or sudden currency fluctuations.  We are attempting to adjust sales prices to help offset the impact of the currency changes.

•      Disruptions in product supply due to the closure of certain suppliers in the Far East.  This caused delays in the delivery of certain items and adversely affected Personal Care appliance sales.  Although we have multiple sourcing partners for many of our products, we were unable to source certain items on a timely basis due to the rapid changes occurring within the Far East.  We believe the contraction in suppliers was a widespread issue within our industry, which now appears to have stabilized.

•      The loss of some appliance placement at retail due to branded competition, movement to private label and disruptions in the supply of product.

•      An introduction of an entirely new line of hair care appliance solutions for specific hair types, VS Answers®, which replaced some of our existing product on our retailers’ shelves, fell short of our expectations due to disappointing sell-through and its launch at a time when retailers were cutting back shelf space and tightening their inventory management practices.

•      In fiscal 2008, we introduced the Bed Head® line of appliances and accessories.  Due to a shift by consumers away from higher price points at retail, we granted certain price adjustments and allowances to our retailers as part of our commitment to Bed Head®, which negatively impacted fiscal 2009 Bed Head® net sales.

•      The impact of the Linens ‘n Things, Inc. (“Linens”) bankruptcy liquidation in October 2008 had an adverse impact on sales.  Linens is a significant Housewares segment customer.  In addition to the current and future loss of sales, we believe the impact of Linens’ merchandise liquidation negatively affected other competing retailers by diverting consumer purchases to Linens’ deeply discounted merchandise in the third and fourth quarters of fiscal 2009.

In part as a result of these factors, fiscal 2009 consolidated net sales decreased $29.80 million or 4.6% when compared to fiscal 2008.  While our Housewares segment continued to grow and expand its sales base despite the challenging retail sales environment, our Personal Care segment, whose product categories are generally in more mature market positions, experienced sales declines.

Global economic conditions also put upward pressure on our product costs for much of the fiscal year. There was significant volatility in energy costs, inbound and outbound transportation costs and in the costs of the basic materials used to manufacture our products, namely plastic resins, copper, stainless steel and other metals.  In addition, declining labor availability and evolving government labor regulations and associated compliance standards caused increases in labor costs in the Far East, where we currently source a significant portion of our products.  These conditions coupled with rising credit costs and increased borrowing constraints have forced certain of our suppliers to exit the business, leading to supply shortages, added services and tooling costs and product availability issues.  In the fourth quarter of fiscal 2009, we saw these same costs stabilize and begin to move downward in some cases, but we believe that the full impact of such cost decreases will not meaningfully benefit our operating results until the second half of fiscal 2010.  The following factors also impacted on our product and operating costs:

•      Rapid weakening of many foreign currencies against the U.S. Dollar during the third and fourth quarters of fiscal 2009 resulted in significant foreign exchange losses, which are a component of operating costs.

•      Appreciation of the Chinese Renminbi with respect to the U.S. Dollar increased cost of sales during fiscal 2009.  The appreciation of the Renminbi has slowed over the last half of the fiscal year.  Continued stabilization of the Renminbi can be expected to favorably affect our future cost of sales.

  The economic environment provided an opportunity to study our cost structure and position the Company for profitable growth going forward.  We were able to partially offset rising product costs with operating expense efficiencies that enabled us to complete fiscal 2009 with selling, general and administrative expense (“SG&A”) as a percentage of sales improving 1.6 percentage points to 30.2 percent compared to 31.8 percent for the same period last year.  We achieved this improvement despite the unfavorable year over year impact of foreign exchange fluctuations totaling $5.73 million, which increased SG&A by 0.9 percentage points.

Net earnings in fiscal 2009 decreased by $118.30 million when compared to fiscal 2008.  In addition to a decline in sales and increasing cost of sales, a significant amount of this decline is due to the unfavorable impact of significant items in fiscal 2009, including: the effects of intangible impairment charges of $107.27 million ($106.67 million after tax) and a charge to bad debt of $3.88 million ($2.52 million after tax) associated with the Linens bankruptcy, partially offset by $0.46 million in benefits of a tax settlement and a $2.70 million ($2.64 million after tax) gain on casualty insurance settlements.  This compares to the favorable impact of significant items in fiscal 2008, including: the benefits of various tax settlements, a litigation settlement and a gain on the sale of land, partially offset by impairment charges and a tax valuation allowance on a net operating loss in Brazil.  Excluding these items from both years, fiscal 2009 earnings without significant items decreased by $6.42 million or 11.5 percent when compared to fiscal 2008, and fiscal 2009 earnings per diluted share without significant items decreased to $1.59 as compared to $1.75 in fiscal 2008.  The remaining decline in earnings without significant items of $0.16 per diluted share is a result of the impact of global economic, and other factors referred to previously.  Earnings and related earnings per diluted share without significant items may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measures, on page 54.

Significant Developments and Events Other significant developments and events that occurred during fiscal year 2009 are described below.

•      Impairment Charges:  As further discussed under the sections “Impairment Charges” and “Critical Accounting Policies”, and Notes (1) and (3) to the accompanying consolidated financial statements, we have recorded non-cash impairment charges totaling $107.27 million ($106.67 million after tax) in fiscal 2009 in order to reflect the carrying value of goodwill and certain trademarks in our Personal Care segment at current estimates of their fair values.  With respect to all trademarks for which such impairments were recorded, we currently expect to continue to hold these trademarks for use.  See page 54 for a table showing the impact of impairment charges and other significant items on net earnings (loss) and earnings per share.

•      Acquisition of Ogilvie:  On October 10, 2008, we acquired the trademarks, customer lists, distribution rights, formulas and inventory of the Ogilvie brand of home permanent and hair-straightening products for $4.77 million from Ascendia Brands, Inc.  The products are now being sold through our Personal Care segment.  Ogilvie is the leading brand of “at home” permanent and straightening products sold in the food, drug and mass merchandising markets.  The Ogilvie brand maintains a loyal core user base of consumers who are interested in “do it yourself” products for their hair care needs.  We have begun the integration of the Ogilvie operations into our Idelle division of grooming, skin and hair care solutions and expect the business to be fully integrated during the first quarter of fiscal 2010.

•      Productivity and Operational Improvement Initiatives: During fiscal 2009, we implemented a comprehensive cost reduction program designed to increase the productivity of our assets and employees, streamline operations, improve our use of technology, eliminate unproductive expenditures, and effectively leverage our existing supply chain, distribution and corporate structures.  As a result of these initiatives, we were able to reduce our Far East sourcing costs and increase capacity within our existing distribution structure, while reducing returns from the customer that result from warranty claims or shipment inaccuracies.  The Far East sourcing savings were realized even as we completed the transition of the majority of our U.S. based Housewares sourcing to our operations in the Far East.  We also focused our advertising and promotional expenditures, decreased personnel costs, and reduced a variety of operational and corporate expenses.  These initiatives resulted in significant operating expense reductions in an environment of rising costs.

•      New Product Development and Innovation: Despite the unfavorable macroeconomic conditions, we continue to be disciplined in our strategy of continually investing in new product development.  We believe this will position us to gain market share and take advantage of the economic upturn, when it occurs.  Although we must be selective and cost-conscious regarding our development efforts, we feel that an overall contraction in product development efforts would be a shortsighted strategy.  Towards the end of fiscal 2008, we successfully introduced our Good Grips® POP line of modular food storage containers (“POP Containers”).  In fiscal 2009, our POP Containers accounted for incremental net sales of $10.30 million, while other new product introductions in the Housewares segment overall contributed $7.89 million in incremental sales growth and allowed the segment to grow 6.9 percent in the face of strong economic headwinds and the bankruptcy of a significant customer.  In total, there were over 90 new product introductions in the Housewares segment in fiscal year 2009.  We plan to launch over 90 new products in the Housewares segment in fiscal 2010.  In Personal Care, we introduced approximately 325 new products in fiscal 2009 and expect to launch another 175 products for fiscal 2010 under such brand names as Revlon®, Vidal Sassoon®, Bed Head®, Hot Tools®, Dr. Scholl’s®, and Veet®.

•      Amendment of Revolving Line of Credit: On December 15, 2008, we amended the Revolving Line of Credit Agreement, extending its maturity date until December 15, 2013, adjusting interest rate margins and modifying certain financial covenants.  As of February 28, 2008, we have no outstanding borrowings and $1.52 million of open letters of credit under this line.  On June 29, 2009, $75 million of unsecured floating rate senior debt will mature.  We currently plan on funding this maturity from our available cash and availability under our Revolving Line of Credit Agreement.

•      Liquidation of Auction Rate Securities: As a result of ongoing lack of liquidity in the ARS market, we reclassified our remaining ARS as long-term investments in the first quarter of fiscal 2009.  We have recorded a pre-tax unrealized loss of $2.68 million during fiscal 2009, which is reflected as a component of accumulated other comprehensive loss in our consolidated balance sheet at February 28, 2009 net of related tax effects of $0.91 million.  Despite the liquidity issues experienced by investors throughout the market, we were able to liquidate at par $41.18 million of ARS during fiscal 2009.

•      IRS Settlement: During fiscal 2009, the IRS completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  In December 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $5.20 million of tax provisions, including interest and penalties previously established for fiscal 2005 and other years on the basis of the terms of the settlement.  Of the $5.20 million, $0.57 million was credited to fiscal year 2009 tax expense and $4.63 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

•      Linens ‘n Things Bankruptcy Liquidation: On May 2, 2008, Linens filed for protection under chapter 11 of the U.S. Bankruptcy Code. During the fiscal quarter ended November 30, 2008, Linens announced plans to liquidate by December 31, 2008. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million and was fully written off during fiscal 2009.  We expect no further sales to Linens and we have fully collected all post-petition receivables as of the quarter ended November 30, 2008.  Linens was a significant customer of the Company with net sales for fiscal 2009 of $0.55 million and $7.24 million for the Personal Care and Housewares segments, respectively, compared to net sales of $1.30 million and $17.30 million in the same segments, respectively, for fiscal 2008.  In addition to the current and future loss of sales, we believe the impact of Linens’ merchandise liquidation negatively affected other competing retailers by diverting consumer purchases to Linens’ deeply discounted merchandise in the third and fourth quarters of fiscal 2009.

•      First Quarter Fiscal 2010 Acquisition of Infusium 23®: On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents and formulas for Infusium 23® hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  Infusium 23® has a heritage of over 80 years and its shampoos, conditioners and leave-in treatments have an established reputation for product performance with stylists and consumers. We will market Infusium 23® products into both retail and professional trade channels.  We have begun to integrate the product line into our operations and are in the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price.

Financial Recap of Fiscal 2009

•      Consolidated net sales decreased 4.6 percent, or $29.80 million, to $622.75 million in fiscal 2009 compared to $652.55 million in fiscal 2008.  Personal Care segment consolidated net sales decreased 8.4 percent in fiscal 2009 when compared to fiscal 2008.  Housewares segment net sales increased 6.9 percent in fiscal 2009 when compared to fiscal 2008. Our fiscal 2009 net sales include the unfavorable impact of a net foreign exchange loss of $8.78 million compared to a net gain of $5.61 million in fiscal 2008.

•      Consolidated gross profit margin as a percentage of net sales decreased 2.2 percentage points to 41.0 percent in fiscal 2009 compared to 43.2 percent in fiscal 2008.

•      SG&A as a percentage of net sales decreased 1.6 percentage points to 30.2 percent in fiscal 2009 compared to 31.8 percent in fiscal 2008.  Fiscal 2009 SG&A includes net foreign exchange losses of $5.21 million, bad debt expense of $5.71 million and insurance claim gains of $2.78 million, which resulted in a net unfavorable impact to SG&A of $8.14 million.  Fiscal 2008 SG&A includes net foreign exchange gains of $0.53 million and bad debt expense of $0.48 million, which resulted in a net favorable impact to SG&A of $0.04 million.  Excluding the impact of these items from both years, SG&A as a percentage of net sales decreased 2.9 percentage points to 28.9 percent in fiscal 2009 compared to 31.8 percent in fiscal 2008.  SG&A excluding these items may be a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measure, on page 44.

•      As further discussed under the sections “Impairment Charges” and “Critical Accounting Policies”, and Notes (1) and (3) to the accompanying consolidated financial statements, we have recorded non-cash impairment charges totaling $107.27 million ($106.67 million after tax) in fiscal 2009 in order to reflect the carrying value of goodwill and certain trademarks in our Personal Care segment at current estimates of their fair value.  During the third quarter of fiscal 2008, we recorded non-cash impairment charges, on certain intangible assets totaling $4.98 million ($4.88 million after tax).

•      Interest expense was $13.69 million in fiscal 2009 compared to $15.03 million in fiscal 2008.  The decrease in interest expense is due to lower amounts of debt outstanding, when compared to the same periods last year.

•      Income tax expense was $5.33 million in fiscal 2009 compared to a benefit of $0.24 million in fiscal 2008.  Fiscal 2009 income tax expense includes a benefit of $0.46 million due to a tax settlement with the IRS.  Fiscal 2008 taxes include benefits of $9.31 million due to various tax settlements with the Hong Kong Inland Revenue Department and the IRS and an expense of $0.98 million resulting from a net operating loss valuation allowance.

•      Our net loss of $56.79 million in fiscal 2009 compares to net earnings of $61.51 million in fiscal 2008.  In addition to a decline in sales and increasing cost of sales, this decline is due to the unfavorable impact of significant items in fiscal 2009, including: the effects of non-cash intangible impairment charges and a charge to bad debt associated with the Linens bankruptcy, partially offset by the benefits of a tax settlement and gains on casualty insurance settlements.  This compares to the favorable impact of significant items in fiscal 2008, including; the benefits of various tax settlements, a gain on a litigation settlement and a gain on the sale of land, partially offset by impairment charges and a tax valuation allowance on a net operating loss in Brazil.  Earnings excluding the impact of the respective significant items for the year was $49.29 million in fiscal 2009 compared to $55.71 million in fiscal 2008. Our diluted earnings (loss) per share was ($1.88) in fiscal 2009 compared to diluted earnings per share of $1.93 in fiscal 2008.  Excluding the significant items referred to above from both years, fiscal 2009 diluted earnings per share was $1.59 compared to $1.75 in fiscal 2008.  Earnings and related diluted earnings per share excluding these items may be non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measures, on page 54.

Key Revenue and Net Earnings Growth Drivers for Fiscal 2010:  We plan to implement the following specific initiatives for fiscal 2010 with the goal of achieving sales and net earnings growth:

•      Continued growth and expansion of OXO® product lines and global market distribution;

•      Continued investment in new product line development and introductions to gain market share;

•      Integration and development of our new Ogilvie® and Infusium 23® product lines;

•      Pursuit of additional acquisitions of complementary businesses or product lines;

•      Development of licensing opportunities for the OXO® brand;

•      Implementation of certain price increases to retailers in categories with increased cost of goods;

•      Improved cost of goods sold for all products, particularly those sourced in the Far East;

•      Continued implementation of productivity initiatives to reduce operating expenses; and

•      Working capital improvement through the reduction of inventories throughout the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a percentage of net sales, and as a year-over-year percentage change.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2009	2008	2007	2009	2008	2007	09/08	08/07

Net sales
Personal Care Segment	$447,244	$488,414	$497,824	71.8%	74.8%	78.4%	-8.4%	-1.9%
Housewares Segment	175,501	164,134	137,108	28.2%	25.2%	21.6%	6.9%	19.7%
Total net sales	622,745	652,548	634,932	100.0%	100.0%	100.0%	-4.6%	2.8%

Cost of sales	367,343	370,853	355,552	59.0%	56.8%	56.0%	-0.9%	4.3%
Gross profit	255,402	281,695	279,380	41.0%	43.2%	44.0%	-9.3%	0.8%

Selling, general, and administrative expense	188,344	207,771	208,964	30.2%	31.8%	32.9%	-9.4%	-0.6%
Operating income before impairment and gain	67,058	73,924	70,416	10.8%	11.3%	11.1%	-9.3%	5.0%

Impairment charges	107,274	4,983	-	17.2%	0.8%	0.0%	*	*
Gain on sale of land	-	(3,609)	-	0.0%	-0.6%	0.0%	*	*
Operating income (loss)	(40,216)	72,550	70,416	-6.5%	11.1%	11.1%	-155.4%	3.0%

Other income (expense):
Interest expense	(13,687)	(15,025)	(17,912)	-2.2%	-2.3%	-2.8%	-8.9%	-16.1%
Other income, net	2,438	3,748	2,643	0.4%	0.6%	0.4%	-35.0%	41.8%
Total other income (expense)	(11,249)	(11,277)	(15,269)	-1.8%	-1.7%	-2.4%	-0.2%	-26.1%

Earnings (loss) before income taxes	(51,465)	61,273	55,147	-8.3%	9.4%	8.7%	-184.0%	11.1%

Income tax expense (benefit)	5,328	(236)	5,060	0.9%	0.0%	0.8%	*	-104.7%

Net earnings (loss)	$(56,793)	$61,509	$50,087	-9.1%	9.4%	7.9%	-192.3%	22.8%

*  Calculation is not meaningful

(1)  Net sales percentages by segment are computed as a percentage of the related segment’s net sales to total net sales. All other percentages are computed as a percentage of total net sales.

Consolidated Net Sales:

Consolidated net sales decreased $29.80 million or 4.6 percentage points in fiscal 2009 compared to fiscal 2008.  New product acquisitions accounted for an increase of $6.84 million, or 1.0 percentage point, partially offsetting the decline in core business net sales (net sales without acquisitions).  Net sales from new product acquisitions included $4.13 million of sales from our Belson Products acquisition, which represents two months of Belson’s fiscal 2009 sales through the first anniversary of their acquisition, and $2.71 of sales from our Ogilvie acquisition, which represents 4.3 months of sales of Ogilvie products since acquisition.  Core business sales showed an overall decline in fiscal 2009 of $36.64 million or 5.6 percent.  Our Housewares segment provided 1.7 percentage points of consolidated net sales growth, or an increase of $11.37 million.  Housewares net sales increased 6.9 percent in fiscal 2009 when compared to fiscal 2008, consisting of unit volume growth of 14.1 percent, partially offset by a decline in average unit selling prices of 7.2 percent.  Housewares growth was more than offset by a decline in net sales of 8.4 percent, or $41.17 million, in our Personal Care segment. The 8.4 percent decrease in our Personal Care segment consisted of a 4.7 percent unit volume decline and a 3.8 percent overall price decline.  Fiscal 2009 net sales include a net unfavorable foreign exchange impact of $8.78 million compared to a net foreign exchange gain of $5.61 million in fiscal 2008.

Consolidated net sales increased 2.8 percent or $17.62 million in fiscal 2008 over fiscal 2007.  New product acquisitions accounted for 4.2 percentage points, or $26.68 million of the sales growth over fiscal 2007.  Net sales from product acquisitions included $26.56 million from our Belson Products acquisition, which represents ten months of  Belson’s sales since acquisition, and $0.12 million from our Candela lighting products acquisition, which represents seven months of sales of Candela products since acquisition.  Core business net sales showed an overall decline in fiscal 2008 of $9.06 million or 1.4 percent.  Our Housewares segment provided 4.3 percentage points of consolidated net sales growth, or an increase of $27.03 million.  Housewares consolidated net sales increased 19.7 percent in fiscal 2008 when compared to fiscal 2007.  This growth was partially offset by a decline of 1.5 percentage points, or $9.41million, in our Personal Care segment.  Overall, shifts in selling mix between segments and product categories resulted in higher average unit selling prices, which were offset by overall unit volume declines.

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Fiscal Years Ended
	2009	2008	2007

Prior year’s net sales	$652,548	$634,932	$589,747

Components of net sales change
Core business net sales change	(36,640)	(9,061)	45,147
Net sales from acquisitions	6,837	26,677	38
Change in net sales	(29,803)	17,616	45,185
Net sales	$622,745	$652,548	$634,932

Total net sales growth	-4.6%	2.8%	7.7%
Core business net sales change	-5.6%	-1.4%	7.7%
Net sales change from acquisitions	1.0%	4.2%	0.0%

Segment Net Sales:

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care and hair care solutions; and brushes, combs and accessories.  Our Personal Care segment is dedicated to being the preferred supplier of personal care and wellness products recognized for value added consumer driven innovation and unsurpassed customer support.

Net sales in our Personal Care segment decreased 8.4 percent, or $41.17 million, to $447.24 million in fiscal 2009 compared to $488.41 million in fiscal 2008.  Domestically, we operate in mature markets where we compete on product innovation, price, quality, and customer service. We continuously adjust our product mix, pricing and marketing programs to try to maintain, and when possible, acquire more retail shelf space.  In some cases, we have been successful raising prices to our customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price. Although the cost of raw materials such as copper, steel, plastics and alcohol have stabilized and recently started to decline, we believe such cost decreases, if they hold, will not meaningfully benefit our operating results until the second half of fiscal 2010.  Sales price increases and product enhancements also have long lead times before their impact is realized.  Accordingly, we are continually evaluating the need to raise the price of product to our customers and have implemented selected increases that generally went into effect in January 2009.  The extent to which we will be able to continue with price increases and the timing and ultimate impact of such increases on net sales is uncertain.  We expect to continue to experience margin pressure in the Personal Care segment for the first half of fiscal 2010, until the benefit of any product cost decreases combined with the impact of customer price increases are reflected in our results.

•                  Appliances.  Products in this group include hair dryers, styling irons, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths and body massagers.  Net sales for fiscal 2009 decreased 9.6 percent, or $35.92 million, compared to fiscal 2008.  Lower unit volumes contributed 13.4 percent to the sales decline, while increases in average unit selling prices offset this decline by 3.8 percent.  The increase in average unit selling prices was due to a combination of price increases and changes in sales mix.

Factors that we believe contributed to the declines in sales for this product category include:

•                  The continued deterioration of global macroeconomic conditions that began last year and accelerated throughout fiscal 2009.  These conditions negatively affected consumer spending causing many of our retail partners to face declining same store sales trends and a highly promotional holiday season.  This environment had an adverse impact on both our foreign and domestic appliance businesses.

•                  In anticipation of a decline in consumer spending during the holiday season, key retail partners reduced inventory levels across most of our product categories, resulting in lower sales orders for most of fiscal 2009.  This trend reversed slightly in the fourth quarter as our retail partners replenished to support minimum inventory levels.

•                  A significant strengthening of the U.S. Dollar against other currencies in which we transact sales, which exposed the Company to foreign exchange losses on those sales because our foreign currency sales prices are not adjusted for the currency fluctuations.

•                  Disruptions in product supply due to the closure of certain suppliers in the Far East.  This caused delays in the delivery of certain items and adversely affected Personal Care appliance sales.  Although we have multiple sourcing partners for many of our products, we were unable to source certain items on a timely basis due to the rapid changes occurring within the Far East.  We believe the contraction in suppliers was a widespread issue within our industry, which now appears to have stabilized.

•                  The loss of some appliance placement at retail due to branded competition, movement to private label and disruptions in the supply of product.

•                  An introduction of an entirely new line of hair care appliance solutions for specific hair types, VS Answers®, which replaced some of our existing product on our retailers’ shelves, fell short of our expectations due to disappointing sell-through and its launch at a time when retailers were cutting back shelf space and tightening their inventory management practices.

•                  In fiscal 2008, we introduced the Bed Head® line of appliances and accessories.  Due to a shift by consumers away from higher price points at retail, we granted certain price adjustments and allowances to our retailers as part of our commitment to Bed Head®, which negatively impacted fiscal 2009 Bed Head® net sales.

•                  In Latin America, appliance volume decreased due to the combined effects of weakening local economies, particularly in Mexico, and the impact of sales disruptions in the Brazilian market caused by a fire at a third-party managed distribution facility.

Revlon®, Vidal Sassoon®, Hot Tools®, Bed Head®, Dr. Scholl’s®, Gold ‘N Hot®, Wigo®, Toni&Guy®, Sunbeam®, Belson Pro®, Fusion Tools™ and Health o Meter® were key selling brands in this product line.

•                  Grooming, Skin Care and Hair Care Solutions.  Products in this line include liquid and aerosol hair styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, foot powder, body powder, and skin care products.  Net sales for fiscal 2009 were flat as compared to fiscal 2008 in total and essentially flat in both our North and Latin American regions, reflecting the impact of a difficult global economy.  Unit volume increases contributed 2.1 percent to sales growth and unit price declines contributed 2.1 percent to a decrease in net sales.

Prior to fiscal 2009, our Latin American region had historically experienced double-digit growth in this product category, but the combined effects of operating on a larger sales base, unfavorable foreign exchange rates and a downturn in Latin American economies stalled our growth in fiscal 2009.  Despite the current environment, we plan to continue our long-term strategy of developing product line extensions in this region.

In North America, fiscal 2009 net sales benefited from the acquisition of the Ogilvie® brand home permanent and hair-straightening products on October 10, 2008, which contributed $2.71 million to the region’s net sales.  Unit volume increases contributed 3.8 percent to net sales growth, while average unit selling prices declined 4.5 percent.  Our North American region net sales results reflect the difficult retail environment and the full year impact of the discontinuance of the Epil-Stop product line with certain key customers.

Our grooming, skin care and hair care solutions portfolio includes the following brands:  Brut®, Brut Revolution®, Brut XT®, Sea Breeze®, SkinMilk®, Vitalis®, Ammens®, Condition 3-in-1®, Final Net®, Ogilvie®, Vitapointe®, TimeBlock® and Epil-Stop®.

•                  Brushes, Combs, and Accessories.  Net sales for fiscal 2009 decreased 17.0 percent, or $5.23 million, compared to fiscal 2008.  A combination of sluggish product sales in the mass retail channel, a general market decline in demand for fashion accessories, returns from key customers because of display changes at retail, and the loss of shelf space were significant contributing factors to the decline.  Average unit volume was down 2.5 percent year over year and average unit selling prices decreased 14.5% due to sales of discontinued inventory at comparatively lower prices.  Vidal Sassoon®, Revlon®, Karina®, Belson Comare®, Bed Head® and Hot Tools® were the key selling brands in this category.

Net sales in our Personal Care segment decreased 1.9 percent, or $9.41 million, to $488.41 million in fiscal 2008 compared to $497.82 million in fiscal 2007.  In our appliance category, net sales for fiscal 2008 increased 0.2 percent, or $0.69 million, compared to fiscal 2007.  Higher unit volume contributed 1.8 percent to sales growth while decreases in average unit selling prices had a negative 1.6 percent impact on net sales.  In our grooming, skin care and hair care solutions category, net sales for fiscal 2008 decreased 4.0 percent, or $3.46 million, over fiscal 2007.  Unit volume decreases had a negative 1.4 percent impact to sales growth combined with a 2.6 percent average unit selling price decline.  Unit selling price declines were due to the loss of higher price point unit volume in the U.S., partially offset by higher average selling prices in Latin America.  In our brushes, combs and accessories product category, net sales for fiscal 2008 decreased 17.8 percent, or $6.64 million, compared to fiscal 2007.  Average unit selling prices were relatively flat year over year with the loss in sales being driven primarily by unit volume declines.

Housewares

Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Net sales in our Housewares segment increased 6.9 percent, or $11.37 million, to $175.50 million in fiscal 2009 compared to $164.13 million in fiscal 2008.  Increased unit sales volume contributed 14.1 percent to sales growth and lower average unit selling prices had a negative impact on sales of 7.2 percent.  Unit prices are decreasing due to sales of discontinued inventory and the de-emphasis of certain products with high unit prices but lower margins.  Unit volumes increased primarily due to new product introductions, improved distribution execution, growth with existing accounts, continued expansion of net sales in the United Kingdom and Japan, and the sale of discontinued inventory.  Our Good Grips® POP line of modular food storage containers, which began shipping in late fiscal 2008, was a top selling category for us in fiscal 2009.   In fiscal 2009, food storage containers added $10.30 million of incremental sales growth.  In addition, in fiscal 2009,  new product offerings such as digital instant read thermometers and a new line of dusting products in total accounted for approximately $7.89 million in incremental sales growth in the Housewares segment during a soft retail year.  In fiscal 2009, food preparation products accounted for approximately 72 percent of the segment’s net sales, household cleaning tools accounted for approximately 8 percent of the segment’s net sales, food storage products accounted for approximately 8 percent of the segment’s net sales, and other storage, organization, garden tools and all other categories accounted for approximately 12 percent of the segment’s net sales.

Future sales growth in this segment of our business will be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst all tiers of retailers is extensive.  In addition, retail consumer spending behavior in this segment is closely correlated to the overall health of the economy, including housing and credit markets.  Accordingly, we are cautious about our ability to maintain the same pace of sales growth during fiscal 2010.

Net sales in our Housewares segment increased 19.7 percent, or $27.03 million, to $164.13 million in fiscal 2008 compared to $137.11 million in fiscal 2007.  Higher unit volume contributed 14.2 percent to sales growth and higher average unit selling prices contributed 5.5 percent to sales growth.  Unit selling prices increased due to the Houseware segment’s expansion of its product mix into higher price point goods such as trash cans, tea kettles, and hand tools and as a result of price increases.  Unit volumes increased primarily due to improved distribution execution, growth with existing accounts, continued expansion of net sales in the United Kingdom and Japan, and new product introductions.  Overall, in fiscal 2008, significant new product introductions accounted for approximately $16.00 million in incremental sales growth in the Housewares segment.  In fiscal 2008, food preparation products accounted for approximately 77 percent of the segment’s net sales, household cleaning tools accounted for approximately 11 percent of the segment’s net sales, and other storage, organization, garden tools and all other categories accounted for approximately 12  percent of the segment’s net sales.

Geographic Net Sales:

The following table sets forth, for the periods indicated, our net sales by geographic region, in U.S. Dollars, as a percentage of net sales, and the year-over-year percentage change in each region.

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2009	2008	2007	2009	2008	2007	09/08	08/07

Net sales by geographic region
United States	$476,147	$505,817	$511,786	76.5%	77.5%	80.6%	-5.9%	-1.2%
Canada	28,325	27,960	25,687	4.5%	4.3%	4.0%	1.3%	8.8%
Europe and other	76,419	71,734	57,044	12.3%	11.0%	9.0%	6.5%	25.8%
Latin America	41,854	47,037	40,415	6.7%	7.2%	6.4%	-11.0%	16.4%
Total net sales	$622,745	$652,548	$634,932	100.0%	100.0%	100.0%	-4.6%	2.8%

(1)      Net sales percentages by geographic region are computed as a percentage of the geographic region’s net sales to total net sales.

In fiscal 2009, the U.S. accounted for a 4.5 percentage point decline in our consolidated net sales, or $29.67 million, while international operations were essentially flat overall. Latin American operations accounted for a 0.8 percentage point decline in our consolidated net sales, or $5.18 million.  Canadian operations accounted for 0.1 percentage point increase in our consolidated net sales, or $0.37 million.  Europe and other country operations accounted for 0.7 percentage points increase in our consolidated net sales, or $4.69 million. Europe and other country growth continued to be driven by growth in our OXO® Housewares and increases in sales of Toni & Guy® appliances.  Our international net sales performance offset a negative foreign exchange impact of $8.78 million in fiscal 2009, $5.37 million of which was attributable to the weakening of the British Pound against the U.S. Dollar.  In fiscal 2009, Canada, Europe and other, and Latin American regions accounted for approximately 19, 52 and 29 percent of international net sales, respectively.

In fiscal 2008, the U.S. accounted for a 0.9 percentage point decline in our consolidated net sales, or $5.97 million, while international operations contributed an overall 3.7 percentage point increase in of our consolidated net sales, or $23.58 million.  Latin American operations accounted for 1.0 percentage point of our consolidated net sales growth, or $6.62 million.  Canadian operations accounted for 0.4 percentage points of our consolidated net sales growth, or $2.27 million.  Europe and other country operations accounted for 2.3 percentage points of our consolidated net sales growth, or $14.69 million.  Net sales in the United Kingdom accounted for $6.36 million of the European and other consolidated net sales gains.  Europe and other country growth was driven by increases in our OXO® business and increases in sales of Vidal Sasson® and Toni & Guy® appliances throughout the region.  Our net sales growth included the benefit of a net positive foreign exchange impact of $5.61 million in fiscal 2008.  In fiscal 2008, Canada, Europe and other, and Latin American regions accounted for approximately 19, 49 and 32 percent of international net sales, respectively.

Gross Profit Margins:

Gross profit, as a percentage of net sales, decreased to 41.0 percent in fiscal 2009 from 43.2 percent in fiscal 2008.  The primary components of the decline were as follows:

•                  Over the last half of fiscal year 2009, our reported consolidated net sales were diluted by the strengthening of the U.S. Dollar against many foreign currencies while our cost of sales were not significantly impacted because we purchase the majority of our inventory in U.S. Dollars.  A reduction in net sales without an offsetting reduction in cost of sales had a negative impact on our gross profit margins.

•                  The impact of increased product costs sourced from the Far East, which were driven by the appreciation of the Chinese Renminbi with respect to the U.S. Dollar and higher raw material, labor and inbound transportation costs.

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

Selling, general and administrative expense (“SG&A” ):

The following table sets forth, for the periods indicated, the key components of SG&A, as a percentage of net sales, and as a year-over-year percentage change:

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Fiscal Years Ended			% of Net Sales			% Change
	2009	2008	2007	2009	2008	2007	09/08	08/07

Selling, advertising and outbound freight	$75,474	$87,837	$85,799	12.1%	13.5%	13.5%	-14.1%	2.4%
Personnel, other than distribution	55,581	62,215	55,176	8.9%	9.5%	8.7%	-10.7%	12.8%
Distribution centers and related personnel	30,089	31,294	35,694	4.8%	4.8%	5.6%	-3.9%	-12.3%
Other general and administrative	19,063	26,469	32,168	3.1%	4.1%	5.1%	-28.0%	-17.7%
Bad debt expense	5,710	484	586	0.9%	0.1%	0.1%	*	-17.4%
Foreign exchange losses (gains)	5,207	(528)	(459)	0.8%	-0.1%	-0.1%	*	15.1%
Insurance claim gains	(2,780)	-	-	-0.4%	0.0%	0.0%	*	*
Total SG&A	$188,344	$207,771	$208,964	30.2%	31.8%	32.9%	-9.4%	-0.6%

*   Calculation is not meaningful

In order to provide a better understanding of the impact that certain specified items had on our operations, the analysis that follows reports SG&A excluding the items described in the table below.  This financial measure may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100, and the accompanying table reconciles this measure to the corresponding GAAP-based measure presented in our consolidated statements of operations.

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Fiscal Years Ended			% of Net Sales			% Change
	2009	2008	2007	2009	2008	2007	09/08	08/07

SG&A, as reported	$188,344	$207,771	$208,964	30.2%	31.8%	32.9%	-9.4%	-0.6%
Bad debt expense	(5,710)	(484)	(586)	-0.9%	-0.1%	-0.1%	*	*
Foreign exchange (losses) gains	(5,207)	528	459	-0.8%	0.1%	0.1%	*	*
Insurance claim gains	2,780	-	-	0.4%	0.0%	0.0%	*	*
SG&A, without specified items	$180,207	$207,815	$208,837	28.9%	31.8%	32.9%	-13.3%	-0.5%

*    Calculation is not meaningful

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

SG&A decreased to 30.2 percent of net sales in fiscal 2009 from 31.8 percent in fiscal 2008.  As shown in the above table, fiscal 2009 SG&A includes net foreign exchange losses of $5.21 million, bad debt expense of $5.71 million and insurance claim gains of $2.78 million, which results in a net unfavorable impact to SG&A of $8.14 million.  Fiscal 2008 SG&A includes net foreign exchange gains of $0.53 million and bad debt expense of $0.48 million, which results in a net favorable impact to SG&A of $0.04 million.  Excluding the impact of these items from both years, SG&A as a percentage of net sales decreased 2.9 percentage points to 28.9 percent in fiscal 2009 compared to 31.8 percent in fiscal 2008.  The underlying improvements in 2009 were primarily the result of:

•                  A decrease in advertising expenses, primarily in our grooming, skin care and hair care solutions category due to a strategic decision to better focus media advertising and promotional expenditures.

•                  A decrease in variable selling expenses including royalties, sales commissions and outbound freight.

•                  Personnel expense other than distribution decreased primarily due to lower incentive compensation costs and insurance benefit costs.  Incentive compensation costs were $7.06 million lower in fiscal 2009, when compared to fiscal 2008 as a result of the impact of the Company’s net loss, including the impairments discussed below, on certain management incentive plans.

•                  Other impacts of a comprehensive cost reduction program which impacted a variety of other general and administrative expenses.

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

We continue to improve our operations and processes, which we believe will ultimately drive down costs.  We believe that our competitive position and the long term health of our business depends on fulfillment and transportation excellence.  As our operations with our retailers, especially large retailers, become increasingly intertwined, the breadth and complexity of services we must render in order to earn more shelf space and, thus, increase market share, escalate.  Consequently, it has become increasingly more expensive to do business with our customers and we expect this trend to continue.  Our Mississippi distribution center operations have grown to a level where we may experience capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year.  Due to these and other factors, we expect distribution costs improvements to continue to moderate in fiscal 2010.

Operating income by segment before impairment and gain

Operating income by segment before impairment and gain for fiscal 2009, 2008 and 2007 was as follows:

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2009	2008	2007	2009	2008	2007	09/08	08/07

Personal Care	$41,432	$42,523	$42,530	9.3%	8.7%	8.5%	-2.6%	0.0%
Housewares	25,626	31,401	27,886	14.6%	19.1%	20.3%	-18.4%	12.6%
Total operating income before impairment and gain	$67,058	$73,924	$70,416	10.8%	11.3%	11.1%	-9.3%	5.0%

(1) Percentages by segment are computed as a percentage of the segments’ net sales.

Personal Care

The Personal Care segment’s operating income before impairment and gain decreased $1.09 million, or 2.6 percent, for fiscal 2009 compared to fiscal 2008, and was essentially flat, for fiscal 2008 compared to fiscal 2007.

The decrease in operating income before impairment and gain in fiscal 2009 when compared to fiscal 2008, was primarily due to sales declines, an overall increase in cost of sales and foreign exchange losses which were partially offset by SG&A cost reductions and a one-time insurance claim gain.

The slight operating income decrease in fiscal 2008 when compared to fiscal 2007, was primarily due to sales declines and an overall increase in cost of sales, which were partially offset by lower SG&A costs.

Housewares

The Housewares segment’s operating income before impairment and gain decreased $5.78 million, or 18.4 percent, for fiscal 2009 compared to fiscal 2008, and increased $3.52 million, or 12.6 percent, for fiscal 2008 compared to fiscal 2007.

The operating income decrease in fiscal 2009 when compared to fiscal 2008 resulted from higher cost of goods and the bad debt expense arising from the Linens bankruptcy, partially offset by the impact of sales increases.

The operating income increase in fiscal 2008 when compared to fiscal 2007, was primarily due to sales increases, partially offset by higher cost of goods and rising distribution costs due to the increased complexity of product handling being required by the segment’s customers.

Operating income before impairment and gain for each operating segment is computed based on net sales, less cost of sales and any SG&A associated with the segment. The SG&A used to compute each segment’s operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi.  For fiscal 2007, we allocated expenses totaling $12.75 million to the Housewares segment, some of which were previously absorbed by the Personal Care segment.

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

The table below summarizes and compares the expense allocations made to the Housewares segment over the last three fiscal years:

Housewares Segment Expense Allocation

(dollars in thousands)

	(New Method)		(Prior Method)
	2009	2008	2007

Distribution expense	$15,382	$14,031	$7,541
Other operating and corporate overhead expense	7,142	6,901	5,212
Total allocated expenses	$22,524	$20,932	$12,753

Expense allocation as a percentage of Housewares segment’s net sales:
Distribution and sourcing expense	8.8%	8.5%	5.5%
Other operating and corporate overhead expense	4.1%	4.2%	3.8%
Total allocated expenses	12.8%	12.8%	9.3%

Impairment charges

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated statements of operations as a component of operating income (loss).  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The fair values of the assets were primarily determined using estimated future discounted cash flow models  (“DCF Models”) over five years and a terminal period.   This approach was used for the indefinite-lived trademarks and licenses, the reporting units, and the Company as a whole.  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, the Company considers, among other things, the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common shares and that of comparable companies and general economic and industry trends.  The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

Additional Impairment Testing in the Fourth Quarter of Fiscal 2009 – As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated shareholders’ equity balance at November 30, 2008.  When the Company’s total market capitalization remains below its consolidated shareholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.

In the tables and discussion that follow, we use the terms “market participant discount rate”, “terminal period”, and “terminal year revenue growth rates”.  The market participant discount rate is the weighted average cost of capital derived from a composite of similar companies that are in similar lines of business and serving similar distribution channels.  Inputs in the computation of the weighted average cost of capital are a risk free rate of return (we used long-term U.S. Treasury rates), a market risk premium (which represents the return on equity required by investors in similar types of businesses), an unsystematic risk premium (which accounts for the hypothetical risk facing investors in the reporting unit), the after tax cost of debt, and the average weights of debt and equity for similar companies.  The terminal period is the annual forecast used after the explicit forecast period that reflects a stable level of operations and is assumed to continue in perpetuity at the terminal year revenue growth rate and is used to determine the continuing value of the cash flows into perpetuity.  The terminal year revenue growth rate represents the revenue growth rate expected to continue in perpetuity.

The Company’s traditional impairment test methodology used primarily DCF Models.  The Company expanded its traditional impairment test methodology to give weight to other methods that provide additional observable market information and that management believes reflect the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units.  These other methods included the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”). The Subject Company Stock Price Method uses the same revenue and earnings valuation multiples embedded in the Company’s common share price, including an appropriate control premium, as a basis for estimating the separate values of each of the Company’s reporting units.   The Guideline Public Company Method uses a composite of revenue and earnings multiples derived as of the valuation date from a group of publicly traded companies that are in similar lines of business and serving similar distribution channels as a basis for estimating the separate values, including appropriate control premiums for each of the Company’s reporting units.  The Mergers and Acquisitions Method uses the revenue and earnings multiples embedded in a group of representative business acquisition transactions, to the extent that comparable transactions are available, as a basis for estimating the separate values of each of the Company’s reporting units.   For each of the methods used, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

After determining the fair value of our reporting units using the DCF Models and the Market Models, the Company assigned weights to the valuation methods used based on management’s assessment of the extent to which the current economic environment affects each reporting unit’s value.  Management believes that each method used has relative merits and that by using multiple methods, particularly in times of economic uncertainty, a better estimate of fair value is determined.  Current accounting literature defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In applying weights to the various methods, the Company believes that its DCF Models capture management’s estimate regarding the results of its future prospects and its internal valuation for each reporting unit.  However, we also believe there is currently a divergence between management’s expectations for its reporting units’ prospects and the market’s expectations based on observable market information.  Accordingly, management believes that the Market Models could more accurately reflect the value that a buyer would assign to the reporting units in the current economic environment.  Because fair value needs to consider the value of a company from both the buy side and the sell side of a potential transaction, the weights we assigned to the DCF Models and the Market Models attempted to balance this divergence in points of view.   We believe that the market has embedded significant discounts for risk into its valuations, and that the weightings we have assigned attempt to recognize the appropriate risk premiums the market would assign to each reporting unit.  In the future, the weightings assigned to the valuation methods may change as a result of changes in our business or market conditions.

The impairment testing for the fourth quarter of fiscal 2009 was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to the projections and discount rates upon which our annual impairment tests were prepared during the first fiscal quarter of 2009.  The Company decreased its expected revenues in response to the reduction in consumer spending during the second half of fiscal 2009 and its expectation that depressed spending levels would persist into fiscal 2010.  Our projections assumed a continued but decelerating economic contraction through the first half of fiscal 2011, an economic recovery beginning in the second half of fiscal 2011 and general economic growth returning to slightly above mean levels in fiscal years 2012 through 2014.  Additionally, the Company increased the market participant discount rates used in its analysis because management believes that the lending market and the restrained liquidity in the current environment have increased the cost of capital.  In determining the extent to which to change its assumptions, management considered consumer spending trends and the anticipated impact on each reporting unit as well as the market cost of capital for comparable companies for each reporting unit.  The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by the Company’s management. While we believe that these assumptions are reasonable, unanticipated events and circumstances may occur that may cause actual results to differ materially from projected results based on these assumptions and estimates.

During its evaluation of goodwill in the fourth quarter of fiscal 2009, the Company determined that the carrying values of  the Personal Care segment’s Appliances and Accessories and Grooming, Skin Care and Hair Care Solutions reporting units exceeded their fair values; consequently, further steps needed to be taken to determine the amounts by which goodwill and other intangible assets that were impaired.  The Company then reviewed the fair values of the individual reporting unit’s indefinite-lived intangibles for potential impairment.  The review used the lower of:  (1) the carrying value, and (2) the fair value using DCF Models under the relief from royalty method for trademarks, or using DCF Models under the excess earnings method for indefinite-lived licenses.  The discount rate utilized to value our indefinite-lived assets was one percent higher than the associated reporting unit’s market participant discount rate in order to reflect the higher rate of return that would likely be required when the associated trademark or license is sold as a separate asset.  In our case, after first recognizing additional impairments of indefinite-lived intangibles, we determined that 100 percent of recorded goodwill in our appliances and accessories reporting unit was impaired.

In total, we recorded non-cash impairment charges of $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  This consisted of non-cash, pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care and Hair Care Solutions reporting unit.  The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, and other market conditions reflecting the continued deterioration of the domestic and global economies and the declines in retail sales activity.

After we recorded the impairments discussed above, and reviewed all other long-lived assets of each reporting unit for potential impairment, the carrying values in our Personal Care segment reporting units still exceed their estimated fair values.  Management believes these differences are within an acceptable range because:

•                  Estimates of fair value are inherently imprecise and typically fall within a reasonable range of all potential estimates.

•                  Conditions within the financial markets surrounding the evaluation date were extremely volatile and fair values in relatively short periods of time before and after the evaluation date produced estimates of fair market value for the Company as a whole which were significantly higher than the fair market value we reconciled to for the purposes of our review (See table below entitled: “Range of Estimates of Fair Value of Helen of Troy”); and

•                  For the Personal Care segment’s reporting units, all goodwill has been written off and all indefinite-lived intangibles have been reduced to their latest individual fair value estimates.

No impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.  We acquired the Housewares reporting unit on June 1, 2004.  Since that time it has experienced annual growth rates ranging from 6.9 to 26.0 percent with an average annual compound revenue growth rate of 15 percent over the last five years.  This reporting unit has generated operating income as a percentage of net sales ranging from 14.6 to 27.9 percent over the last five years, which is significantly higher than comparable percentages in our other reporting units.  While considering the relative strength of Housewares reporting unit’s revenue and earnings metrics, we assumed a normal range of new product introductions and line extensions in the reporting unit based on historical levels, and that benefits from operating leverage will continue to allow for compound earnings growth rates that are appreciably higher than compound revenue growth rates.   Although the Housewares reporting unit did not incur impairments based on our fourth quarter fiscal 2009 analysis, it may be subject to future goodwill impairments.  The annual average compound earnings growth rate needed to avoid having a goodwill impairment charge is approximately 11 percent.  If the annual average compound earnings growth rate falls below 11 percent over the five year forecast period, the Housewares reporting unit would incur a goodwill impairment charge, and depending on the severity of the drop, could incur impairment charges to its indefinite-lived trademark.   Additionally, assuming all other factors were to remain constant,  if the market participant discount rate were to increase by 1 percent, the Housewares reporting unit would incur a goodwill impairment charge.  For both the goodwill and indefinite-lived intangible assets in the Housewares segment, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the continued execution of key initiatives related to revenue growth and improved profitability. However, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.  The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.  The Company believes that its long-term growth strategy for the Housewares segment supports its fair value conclusions.

The table below summarizes the results of the latest impairment test:

CARRYING VALUES AND ESTIMATED FAIR VALUES OF REPORTING UNITS

(in thousands)

	As of the Fiscal Year Ended February 28, 2009 (1)
	Personal Care Segment				Housewares Segment
	Appliances and Accessories	% of Total Assets	Grooming, Skin Care and Hair Care Solutions	% of Total Assets	Segment Total (2)	% of Total Assets	Consolidated Total	% of Total Assets

Intangible assets before fourth quarter impairments:
Goodwill	$46,490	13.6%	$-	0.0%	$166,131	38.7%	$212,621	23.1%
Other indefinite-lived intangible assets	8,850	2.6%	90,634	60.5%	75,554	17.6%	175,038	19.0%
Other definite-lived intangible assets	7,081	2.1%	1,854	1.2%	12,702	3.0%	21,637	2.3%
Total intangible assets of each reporting unit	$62,421	18.3%	$92,488	61.7%	$254,387	59.2%	$409,296	44.4%

Total assets before fourth quarter impairment	$341,250	100.0%	$149,854	100.0%	$429,717	100.0%	$920,821	100.0%
Total liabilities other than debt	(60,684)	-17.8%	(9,484)	-6.3%	(30,446)	-7.1%	(100,614)	-10.9%
Carrying value of each reporting unit before impairment	280,566	82.2%	140,370	93.7%	399,271	92.9%	820,207	89.1%
Less: Indefinite-lived intangible asset impairments	(2,750)	-0.8%	(50,274)	-33.5%	-	-	(53,024)	-5.8%
Goodwill impairments	(46,490)	-13.6%	-	-	-	-	(46,490)	-5.0%
Carrying value of each reporting unit after impairment	$231,326	67.8%	$90,096	60.1%	$399,271	92.9%	$720,693	78.3%

Estimated fair value as of February 28, 2009	$226,000		$71,000		$407,000		$704,000

Reported carrying value after impairment as a percent of estimated fair value	102.4%		126.9%		98.1%		102.4%

Significant assumptions used to determine fair values (by reporting unit):

Terminal year growth rates	2.5%		2.5%		3.5%
Market participant discount rates (cost of capital)	12.9%		13.1%		13.5%
Royalty rates used to compute the value of trademarks	2.5%		4.0% - 6.5%		5.3%
Control premiums used	20.6%		26.5%		37.1%
Weighting of discounted cash flow models	10.0%		10.0%		50.0%
Weighting of market comparables and market transactions	90.0%		90.0%		50.0%

Sensitivity of estimated fair values:

Fair values in the event of a 1 percent increase in market participant discount rates	$222,000		$70,000		$386,000		$678,000

Fair values in the event future revenues in each year only achieve 95 percent of their projected totals	$221,000		$70,000		$388,000		$679,000

(1) Percentages of total assets shown are before impairment.

(2) The total assets of the Housewares Segment includes $75 million of cash set aside to retire debt scheduled to mature on June 29, 2009.

The control premium we used for each reporting unit was determined from widely used published studies using the median premium over market capitalization that market participants paid for controlling interest targets within a comparable standard industrial classification group. Management believes the Housewares reporting unit has a higher control premium because of the fundamentals of the unit combined with relatively more attractive fundamentals for its industry as a whole when compared to the relative fundamentals of our other reporting units. We believe that the Housewares reporting unit also has relatively higher potential for domestic and international growth through existing product categories and expansion into allied categories than our other reporting units.  Furthermore, this reporting unit has generated operating income as a percentage of net sales ranging from 14.6 to 27.9 percent over the last five years, which is significantly higher than comparable percentages in our other reporting units and would support a higher control premium.

For our Personal Care segment’s reporting units, we assigned a weight of 10 percent to our DCF Models and a weight of 90 percent to our Market Models. We utilized a lower weight on the DCF Models with respect to our Personal Care segment’s reporting units because of declines in revenue and relatively flat operating income percentages in these units over the last three years.  Additionally, considering the current economic environment, we believe it is likely that market participants will discount any forecasts that show revenue growth over the intermediate term, even though we believe these forecasts to be reasonable. Conversely, for our Housewares reporting unit, we assigned a weight of 50 percent to both our DCF Models and our Market Models because our Housewares reporting unit has shown positive revenue growth and comparatively higher operating income percentages over the same term, which we believe makes its current forecast of moderate revenue growth more acceptable to market participants. In addition, when we computed values under the various approaches, there was significantly less disparity between our DCF Model and Market Model estimates in the Housewares reporting unit than the disparities that existed in the Personal Care reporting units.  Accordingly, we believe the higher weighting afforded the Housewares DCF Model estimates was relevant and appropriate in describing its relative contribution to the Company’s overall fair market value.

Management believes that a significant portion of the recent decline in the Company’s common share price in the period of time surrounding February 28, 2009 is related to the deterioration in general economic conditions, a loss of consumer confidence, and instability in the financial markets, and is not reflective of the combined underlying future cash flows of the reporting units.  The analysis below shows the impact recent stock price fluctuations have had on the Company’s estimated fair market value and compares this to the estimated fair market value of the common shares implied by the total estimated fair market value of all of the reporting units we used in our impairment analysis.

RANGE OF ESTIMATES OF FAIR VALUE OF HELEN OF TROY

(in thousands, except share values)

	At November 30, 2008	At February 28, 2009	At April 30, 2009	Implied By the Sum of the Fair Values of Each Reporting Unit

Market price of Helen of Troy’s Stock (minority shareholder value)	$15.66	$10.04	$15.95	$12.54
x Weighted average control premium (1)	30.2%	30.2%	30.2%	30.2%
Controlling interest value of Helen of Troy’s Stock	20.39	13.07	20.77	16.32
Number of shares outstanding at November 30, 2008 (2)	30,142	30,142	30,142	30,142
Controlling interest value of Helen of Troy’s Equity	614,575	394,019	625,956	492,000
Outstanding debt at November 30, 2008	212,000	212,000	212,000	212,000
Indicated fair market value of Helen of Troy	$826,575	$606,019	$837,956	$704,000

(1)  The relative weighted average of the median control premiums for each reporting unit, financial buyers only, using comparable industry information from current published control premium studies

(2)  This is the latest balance of outstanding shares that would have been used by market participants as reported on Form 10Q for the fiscal quarter ended November 30, 2008.

Annual Impairment Testing in the First Quarter of Fiscal 2008 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2008. No impairment charge was recorded during the first quarter of fiscal 2008 as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

Additional Impairment Testing in the Third Quarter of Fiscal 2008 - In the fourth quarter of fiscal 2007, we re-introduced the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believed that any significant additional investments in these brands would not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pre-tax impairment charges totaling $4.98 million ($4.88 million after tax) representing the carrying value of these trademarks.  We continue to hold these trademarks for use.

Annual Impairment Testing in the First Quarter of Fiscal 2007 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2007. No impairment charge was recorded during the first quarter of fiscal 2007 as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

Gain on sale of land

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center. The land was sold for $6.00 million, less selling costs of $0.39 million and resulted in a pre-tax gain on the sale of $3.61 million.

Interest expense and Other income (expense):

Interest expense decreased to $13.69 million in fiscal 2009 compared to $15.03 million in fiscal 2008. The overall decrease was due to the retirement of $3.00 million of long-term debt during the year and the full year impact of $35.00 million of debt previously retired in the prior year. Interest expense decreased to $15.03 million in fiscal 2008 compared to $17.91 million in fiscal 2007. The overall decrease was due to the retirement of $35.00 million of long-term debt during the year and the impact of lower overall interest rates on our outstanding debt.

Other income (expense) was $2.44, $3.75 and $2.64 million in fiscal 2009, 2008 and 2007, respectively. The following schedule shows key components of other income (expense):

	Fiscal Year Ended (in thousands)			% of Net Sales (1)			% Change
	2009	2008	2007	2009	2008	2007	09/08	08/07

Other income (expense):
Interest income	$2,719	$3,573	$1,965	0.4%	0.5%	0.3%	-23.9%	81.8%
Realized and unrealized gain (losses) on securities	(201)	(189)	2	0.0%	0.0%	0.0%	6.3%	*
Litigation settlement gain, net	–	104	450	0.0%	0.0%	0.1%	*	-76.9%
Miscellaneous other income (expense), net	(80)	260	226	0.0%	0.0%	0.0%	*	15.0%
Total other income (expense)	$2,438	$3,748	$2,643	0.4%	0.6%	0.4%	-35.0%	41.8%

*   Calculation is not meaningful

(1) Sales percentages are computed as a percentage of total net sales.

Interest income decreased to $2.72 million in fiscal 2009 compared to $3.57 million in fiscal 2008 due to our liquidation of $41.18 million of ARS and reinvestment of the funds into more liquid investments with comparatively lower interest rates and an overall decrease in interest rates available in financial markets. Interest income increased to $3.57 million in fiscal 2008 compared to $1.97 million in fiscal 2007 due to increasing levels of invested cash and higher interest rates earned on our mix of investments.

Income tax expense:

Our fiscal 2009, 2008 and 2007 income tax expense (benefit) was $5.33, ($0.24) and $5.06 million, respectively. In any given year, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions, the trend in our effective tax rates would follow a more normalized pattern. The following table shows the comparative impact of these items on our pre-tax earnings, tax expense and effective tax rates, for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)
	Years Ended Last Day of February
	2009			2008			2007
	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate
Pre-tax earnings (loss) and tax expense (benefit), as reported	$ (51,465)	$ 5,328	*	$61,273	($236)	-0.4%	$55,147	$5,060	9.2%

Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	-	-	-	-	7,950	*	-	192	*

Tax benefit from IRS settlement, including interest and penalties	-	461	*	-	1,363	*	-	-	-

Net operating loss valuation allowance	-	-	-	-	(977)	*	-	-	-

Impairment charges	107,274	608	0.6%	4,983	100	2.0%	-	-	-

Gains on sale of land	-	-	-	(3,609)	(1,364)	37.8%	(422)	(143)	34.0%

Gains on litigation settlements	-	-	-	(104)	(2)	2.0%	(450)	(9)	2.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	3,876	1,360	35.1%	-	-	-	-	-	-

Gains on casualty insurance settlements	(2,702)	(67)	2.5%	-	-	-	-	-	-
Pre-tax earnings and tax expense, without significant items	$ 56,983	$ 7,690	13.5%	$62,543	$6,834	10.9%	$54,275	$5,100	9.4%

*   Calculation is not meaningful

Excluding the impact of significant items, there is a trend of more of our income being taxed in higher tax rate jurisdictions, including the U.S. Pre-tax earnings and tax expense without significant items may be non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. A reconciliation of these measures to their applicable GAAP based measures is provided above, and an explanation of their nature and limitations, are furnished on page 54.

Net Earnings:

Net earnings in fiscal 2009 decreased by $118.30 million when compared to fiscal 2008. In addition to a decline in sales and increasing cost of sales, a significant amount of this decline is due to the unfavorable impact of significant items in fiscal 2009, including: the effects of intangible impairment charges of $107.27 million ($106.67 million after tax) and a charge to bad debt of $3.88 million ($2.52 million after tax) associated with the Linens bankruptcy, partially offset by $0.46 million in benefits of a tax settlement and a $2.70 million ($2.64 million after tax) gain on casualty insurance settlements. This compares to the favorable impact of significant items in fiscal 2008, including: the benefits of various tax settlements, a gain on a litigation settlement and a gain on the sale of land, partially offset by impairment charges and a tax valuation allowance on a net operating loss in Brazil. Excluding these items from both years, fiscal 2009 net earnings decreased by $6.42 million or 11.5 percent when compared to fiscal 2008, and fiscal 2009 earnings per diluted share decreased to $1.59 as compared to $1.75 in fiscal 2008. The remaining decline in earnings without significant items of $0.16 per diluted share is a result of the impact of global economic, and other factors referred to previously. The following table shows the comparative impact of these items on our net earnings (loss), and basic and diluted earnings per share for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE

(dollars in thousands, except per share data)
	Fiscal Years Ended			Basic Earnings (Loss) Per Share			Diluted Earnings (Loss) Per Share
	2009	2008	2007	2009	2008	2007	2009 [1]	2008	2007

Net earnings (loss) as reported	$(56,793)	$61,509	$50,087	$(1.88)	$2.01	$1.66	$(1.88)	$1.93	$1.58
Tax benefit of various tax settlements	(461)	(9,313)	(192)	(0.02)	(0.31)	(0.01)	(0.02)	(0.29)	(0.01)
Net operating loss valuation allowance	-	977	-	-	0.03	-	-	0.03	-
Impairment charges, net of taxes	106,666	4,883	-	3.54	0.16	-	3.50	0.15	-
Gain on sale of land, net of taxes	-	(2,245)	(279)	-	(0.07)	(0.01)	-	(0.07)	(0.01)
Charge to allowance for doubtful accounts due to customer bankruptcy, net of taxes	2,516	-	-	0.08	-	-	0.08	-	-
Gain on litigation settlement, net of taxes	-	(102)	(441)	-	-	(0.01)	-	-	(0.01)
Gain on casualty insurance settlement,
net of taxes	(2,635)	-	-	(0.09)	-	-	(0.09)	-	-
Earnings without significant items	$49,293	$55,709	$49,175	$1.63	$1.82	$1.63	$1.59	$1.75	$1.55

Weighted average common shares used in computing
Basic and diluted earnings (loss) per share, as reported				30,173	30,531	30,122	30,173	31,798	31,717
Basic and diluted earnings per share without significant items				30,173	30,531	30,122	31,019	31,798	31,717

[1] Dilutive shares used to compute earnings per share as reported in fiscal 2009 excludes the impact of options to purchase common shares as these would be anti-dilutive due to the net loss.

The tables shown above entitled “Impact of Significant Items on Effective Tax Rates” and “Impact of Significant Items on Net Earnings (Loss) and Earnings (Loss) per Share” report non-GAAP pre-tax earnings, tax expense, earnings and earnings per share data which exclude specified significant items.   Non-GAAP pre-tax earnings, tax expense, earnings and earnings per share data, as discussed in the preceding tables, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of operations. The Company believes that its non-GAAP pre-tax earnings, tax expense, earnings and earnings per share data provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. The Company believes that this non-GAAP pre-tax earnings, tax expense, earnings and earnings per share data, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on pre-tax earnings, tax expense, earnings and earnings per share. The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors. The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities. The Company’s non-GAAP pre-tax earnings, tax expense, earnings and earnings per share data is not prepared in accordance with GAAP, is not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for fiscal years ended 2009 and 2008 are shown below:

	Fiscal Year Ended
	2009	2008

Accounts Receivable Turnover (Days) (1)	68.3	69.3
Inventory Turnover (Times) (1)	2.3	2.4
Working Capital (in thousands)	$224,201	$276,304
Current Ratio	2.3 : 1	3.3 : 1
Ending Debt to Ending Equity Ratio (2)	41.7%	37.8%
Return on Average Equity (1)	-10.0%	11.4%

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

Operating Activities:

Operating activities provided $21.93 million of cash during fiscal 2009 compared with $109.91 million in fiscal 2008. The decrease in operating cash flow was due to the combination of lower earnings after adding back non-cash impairment charges, higher inventory and lower payables and accrued liabilities.

In fiscal 2009, our accounts receivable decreased $2.07 million to $103.55 million while our accounts receivable turnover improved to 68.3 days from 69.3 days in fiscal 2008. This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $24.91 million to $169.78 million at the end of fiscal 2009 when compared to $144.87 million at the end of fiscal 2008. Ending fiscal 2009 inventories are higher than normal due to weak sales in the second half of fiscal 2009. Particularly, in the third quarter of fiscal 2009, retailers reduced their inventories to historically low levels in anticipation of a weak and promotional holiday selling season.       Management is currently addressing the issue of higher inventory levels and believes it will take several quarters to bring inventories back to normal levels.

Working capital decreased to $224.20 million at the end of fiscal 2009, compared to $276.30 million at the end of fiscal 2008. Our current ratio decreased to 2.3:1 at the end of fiscal 2009, compared to 3.3:1 at the end of fiscal 2008. The decline in our working capital and current ratio was primarily caused by $75 million of long-term debt scheduled to mature in June 2009, which is classified as a current liability at February 28, 2009 compared to $3 million of long-term debt classified as a current liability at February 29, 2008.

Investing Activities:

In fiscal 2009, investing activities provided $32.38 million of cash compared with $47.32 and $62.48 million used in fiscal 2008 and fiscal 2007, respectively.

Significant highlights of our fiscal 2009 investing activities:

•                  We spent $1.51 million on molds and tooling, $1.09 million on information technology infrastructure and $2.11 million on building improvements, primarily for new office space for our Housewares segment.

•                  We spent $4.77 million to acquire the Ogilvie® trademark for our Personal Care segment.

•                  We liquidated $41.18 million of investments in ARS at par, leaving ARS at a net value of $19.97 million on hand at year end.

•                  We received net proceeds from the sale of property, plant and equipment, primarily from the sale of fractional shares in two corporate jets, of approximately $2.61 million.

Significant highlights of our fiscal 2008 investing activities:

•                  We spent $1.74 million on molds and tooling, $1.08 million on information technology infrastructure, $1.66 million on distribution center equipment and $1.53 million on land for future distribution center expansion in Southaven, Mississippi.

•                  We spent $36.50 million in cash to acquire accounts receivable, inventory, trademarks, goodwill and intangible assets of the Belson business.

•                  We received net proceeds from the sale of land of $5.61 million and a property insurance settlement of $0.94 million.

•                  We purchased $178.28 million and sold $170.20 million of temporary investments, leaving $63.83 million of temporary investments on hand at year end.

Significant highlights of our fiscal 2007 investing activities:

•                  We spent $1.63 million on molds and tooling, $1.34 million on information technology infrastructure, $1.66 million on distribution center equipment and $1.08 million on acquisition, furnishing and remodeling of office space and other facilities in Latin America.

•                  We purchased $147.73 million and sold $91.98 million of temporary investments, leaving $55.75 million of temporary investments on hand at year end.

Financing Activities:

During fiscal 2009, financing activities used $9.48 million of cash compared to $40.19 and $10.79 million used in fiscal 2008 and fiscal 2007, respectively.

Significant highlights of our fiscal 2009 financing activities:

•                  In July 2008, we paid a $3 million principal installment on our fixed rate senior debt.

•                  Employees and directors exercised options to purchase 47,907 common shares, providing $0.52 million in cash and related tax benefits. Employees also purchased 30,743 common shares through our employee stock purchase plan, providing $0.34 million of cash.

•                  We purchased and retired a total of 574,365 common shares on the open market at a total purchase price of $7.42 million.

Significant highlights of our fiscal 2008 financing activities:

•                  In June 2007, we prepaid $25 million of our 5 year floating rate senior notes without penalty.

•                  In January 2008, we paid a $10 million principal installment on our fixed rate senior debt.

•                  Employees exercised 156,675 options for common shares, providing $2.34 million of cash and $0.42 million in related tax benefits. Employees also purchased 27,014 common shares through our employee stock purchase plan providing $0.44 million of cash.

•                  An additional 1,000,000 options were exercised during the fiscal quarter ended August 31, 2007 in a non-cash transaction in which our chief executive officer tendered 728,500 common shares having a market value of $20.27 million as payment of the exercise price and related federal tax obligations for the exercise of options. The exercise of these options required $4.51 million to pay related federal income tax obligations and generated approximately $1.66 million of related tax benefits.

•                  We purchased and retired a total of 366,892 common shares on the open market at a total purchase price of $5.73 million.

Significant highlights of our fiscal 2007 financing activities:

•                  We drew $7.66 million against our $15 million industrial revenue bond established to acquire equipment, machinery and related assets for our new Southaven, Mississippi distribution center. In May 2006, we converted the $12.63 million total drawn during fiscal 2006 and fiscal 2007 into a five-year Industrial Development Revenue Bond. We repaid the balance of this debt in two transactions for $4.97 and $7.66 million in September 2006 and January 2007, respectively. Also, in January 2007, we paid a $10 million principal installment on our fixed rate senior debt.

•                  Employees exercised options to purchase 247,686 common shares, providing $3.07 million of cash and $0.54 million in related tax benefits. Employees also purchased 22,348 common shares through our employee stock purchase plan, providing $0.38 million of cash. No common shares were repurchased during the fiscal year.

Our ability to access our Revolving Line of Credit Agreement is subject to our compliance with the terms and conditions of the credit facility and long-term debt agreements, including financial covenants. On December 15, 2008, we entered into the Fourth Amendment to the Revolving Line of Credit Agreement (the “Amendment”) with Helen of Troy L.P., as borrower, Bank of America, N.A., and the other lenders party thereto. The Amendment modified the Revolving Line of Credit Agreement as follows:

(1)  Extended the maturity date as defined in the Revolving Line of Credit Agreement from June 1, 2009 to December 15, 2013;

(2)  Increased the margin for the Eurodollar rate loans from a range of 0.75 to 1.25 percent per annum to a range of 1.25 to 1.75 percent per annum (depending on our leverage ratio);

(3)  Increased the margin for the base rate loans from zero to a range of 0.25 to 0.75 percent per annum (depending on our leverage ratio); and

(4)  Modified the leverage ratio, the consolidated net worth ratio, removed a fixed charge coverage ratio, and added a new interest coverage ratio financial covenant, as well as a capital expenditure covenant.

Under the amended Revolving Line of Credit Agreement, certain covenants as of the latest balance sheet date limit our total outstanding indebtedness from all sources less unrestricted cash on hand in excess of $15 million to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of February 28, 2009, our loan covenants effectively limited our ability to incur more than $127.16 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions and in some circumstances could limit our ability to repurchase shares of our common stock. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well. As of February 28, 2009, we were in compliance with the terms of all our loan agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of the end of fiscal 2009 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)
		2010	2011	2012	2013	2014	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	6,699	2,023	2,327	2,349	-	-	-
Interest on floating rate debt (1)	32,385	8,925	7,453	5,489	4,508	4,508	1,502
Interest on fixed rate debt	1,629	733	516	299	81	-	-
Open purchase orders	67,622	67,622	-	-	-	-	-
Minimum royalty payments	80,322	7,090	6,345	6,090	5,861	5,397	49,539
Minimum advertising and promotional payments	85,995	7,420	6,007	6,181	6,205	5,680	54,502
Operating leases	11,914	1,902	1,661	1,212	1,061	1,081	4,997
Total contractual obligations (2)	$498,566	$173,715	$27,309	$74,620	$20,716	$16,666	$185,540

(1)

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

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2009, we have recorded a provision for our uncertain tax positions of $2.90 million. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

At February 28, 2009, we held approximately $19.97 million of our investments in ARS collateralized by student loans.  At this time, there is very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these ARS at their recorded values in the short to intermediate term.  If we are unable to sell the ARS on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our Revolving Line of Credit Agreement in order to meet those needs.  For more information, see Item 1A., “Risk Factors.”

As further discussed elsewhere in this report and in Note (20) to the accompanying consolidated financial statements, on March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights,  patents and formulas for Infusium 23® hair care products from The Procter & Gamble Company for a cash purchase price of $60 million. We paid for the transaction using existing cash on hand.

On June 29, 2009, $75 million of our unsecured floating rate senior debt will mature.  While management has not committed to a specific course of action to repay the $75 million debt, we believe we have sufficient borrowing capacity in place, along with our available cash, to repay the debt principal on or before its maturity.

Based on our current financial condition, current operations and the potential impact of the issues discussed above, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.   We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet.   On December 15, 2008, we amended our $50.00 million Revolving Line of Credit Agreement, extending its term until December 15, 2013, adjusting interest rate margins and modifying certain financial covenants as more fully discussed above and in Note (5) to the accompanying consolidated financial statements.  The amendment to the Revolving Line of Credit Agreement increased our borrowing costs and adjusted the limitations on our ability to incur additional debt.  As of February 28, 2009, our loan covenants effectively limited our ability to incur more than $127.16 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.

We expect to continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common shares, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any.  The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity.  A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements. We reduce sales or increase SG&A, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.  This process entails a significant amount of subjectivity and uncertainty.

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

Goodwill and Indefinite-Lived Intangibles – We follow the guidance provided by SFAS 142 and SFAS 144 in determining the carrying values of goodwill, intangible and other long-lived assets we record on our balance sheet.  As a result of acquisitions, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and licenses).  Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third party appraisers.

We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The Company’s traditional impairment test methodology used primarily DCF Models.  DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets.  In determining the assumptions to be used, the Company considers, among other things, the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common shares and that of comparable companies and general economic and industry trends.  Beginning with its interim impairment tests performed in the fourth quarter of fiscal 2009, the Company expanded its traditional impairment test methodology to give weight to other methods that provide additional observable market information and that management believes reflect the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units.  These other methods included the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”). The Subject Company Stock Price Method uses the same revenue and earnings valuation multiples embedded in the Company’s common share price, including an appropriate control premium, as a basis for estimating the separate values of each of the Company’s reporting units.   The Guideline Public Company Method uses a composite of revenue and earnings multiples derived as of the valuation date from a group of publicly traded companies that are in similar lines of business and serving similar distribution channels as a basis for estimating the separate values, including appropriate control premiums for each of the Company’s reporting units.  The Mergers and Acquisitions Method uses the revenue and earnings multiples embedded in a group of representative business acquisition transactions, to the extent that comparable transactions are available, as a basis for estimating the separate values of each of the Company’s reporting units.  For each of the methods used, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

After determining the fair value of our reporting units using the DCF Models and the Market Models, the Company assigns weights to the valuation methods used based on management’s assessment of the extent to which the economic environment affects each reporting unit’s value.  Management believes that each method used has relative merits and that by using multiple methods, particularly in times of economic uncertainty, a better estimate of fair value is determined.  Current accounting literature defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In applying weights to the various methods, the Company believes that its DCF Models capture management’s estimate regarding the results of its future prospects and its internal valuation for each reporting unit.  However, we also consider whether there is a divergence between management’s expectations for its reporting units’ prospects and the market’s expectations based on observable market information.  Because fair value needs to consider the value of a company from both the buy side and the sell side of a potential transaction, the weights we assigned to the DCF Models and the Market Models in any given period attempt to balance this divergence in points of view.   The weightings we assign attempt to recognize the appropriate risk premiums the market has assigned to each reporting unit.  Future weightings assigned to the various valuation methods may change as a result of changes in our business or market conditions.

If we determine that the carrying value of a reporting unit exceeds its fair value indicating that goodwill, if any is impaired, we will also review the fair values of the reporting unit’s indefinite-lived intangibles for potential impairment.  The review uses the lower of:  (1) the carrying value, and (2) the fair value using DCF Models under the relief from royalty method for trademarks, or using DCF Models under the excess earnings method for indefinite-lived licenses.  The discount rate utilized to value our indefinite-lived assets is higher than the associated reporting unit’s market participant discount rate in order to reflect the higher rate of return that would likely be required when the associated trademark or license is sold as a separate asset.

The Company continues to monitor its reporting units for any triggering events or other signs of impairment.  Events and changes in circumstances that may indicate that there is impairment include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels. For both the goodwill and indefinite-lived intangible assets in its reporting units, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the continued execution of key initiatives related to revenue growth and improved profitability.  The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by the Company’s management. While we believe that the assumptions we use are reasonable, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Carrying value of other long-lived assets - We consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analysis indicates that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity.

Economic useful life of intangible assets - We amortize intangible assets, such as licenses, trademarks, customer lists and distribution rights over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed to be indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We complete our analysis of the remaining useful economic lives of our intangible assets during the first quarter of each fiscal year.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2009, 2008 and 2007, 16.9, 16.8 and 14.8 percent of our net sales were in foreign currencies.  These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statement of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  We recorded net foreign exchange gains (losses), including the impact of currency hedges of ($5.21), $0.53 and $0.46 million in SG&A and $0.62, $0.22 and $0.19 million in income tax expense during fiscal years 2009, 2008 and 2007, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.

For transactions we designate as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss) (“OCI”). These amounts are subsequently recognized in SG&A in the consolidated statement of operations in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in SG&A in the consolidated statement of operations.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S.  Dollars for British Pounds in notional amounts and terms that effectively froze the $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds and we discontinued their classification as cash flow hedges.  These forward contracts had originally been designated as cash flow hedges.  In accordance with

Derivatives Implementation Group (DIG) Issue No. G3 - Discontinuation of a Cash Flow Hedge, the net gain related to the discontinued cash flow hedges will continue to be reported in OCI as it is probable that the forecasted transactions will occur generally by the originally specified time period.  Therefore, at February 28, 2009, a portion of the deferred gains related to the combined group of derivatives remains in OCI and is currently expected to be reclassified into earnings when the underlying contracts settle over dates ranging from May 15, 2009 through August 17, 2009.

Interest Rate Risk:

Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents, temporary and long-term investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of February 28, 2009 is both floating and fixed.  Fixed rates are in place on $12 million of Senior Notes at 7.24 percent and floating rates are in place on $200 million of debt that reset as described in Note (7) of these consolidated financial statements, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 1.47 percent as of February 28, 2009 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, we lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly at the same time interest payments are made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated statement of operations.

The following table summarizes our open forward contracts and interest rate swap contracts and indicates whether they are designated as cash flow hedges or ordinary hedges at the end of fiscal 2009 and 2008:

FOREIGN CURRENCY AND INTEREST RATE SWAP CONTRACTS
February 28, 2009
				Range of Maturities			Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract	Currency	Notional				Spot Rate at	February 28,	Forward Rate	at February	U.S. Dollars
Type	to Deliver	Amount	Contract Date	From	To	Contract Date	2009	at Inception	28, 2009	(Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	$7,011,000	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	($1,298)
Subtotal										$819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($931)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($3,772)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				($9,167)
Subtotal										($13,870)

Total Fair Value										($13,051)

February 29, 2008
				Range of Maturities			Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract	Currency	Notional				Spot Rate at	February 29,	Forward Rate	at February	U.S. Dollars
Type	to Deliver	Amount	Contract Date	From	To	Contract Date	2008	at Inception	29, 2008	(Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	($99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				($6,481)
Subtotal										($12,449)

Total Fair Value										($12,366)

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

Rate Sensitive Financial Instruments:

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our Fixed Rate Long-Term Debt, ARS and Foreign Currency Exchange Contracts, and a 50 basis point decrease in the rates underlying our Interest Rate Swaps as of February 28, 2009 and February 29, 2008.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES
(in thousands)
	February 28, 2009
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$12,000	($12,000)	($12,441)	($122)
Interest Rate Swaps (2)	$200,000	($13,870)	($13,870)	($2,777)
Auction Rate Securities (3)	$22,650	$19,973	$19,973	($277)
Foreign Currency Exchange Contracts (4)

	February 29, 2008
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$15,000	($15,000)	($15,378)	($214)
Interest Rate Swaps (2)	$200,000	($12,449)	($12,449)	($3,641)
Foreign Currency Exchange Contracts (5)	£10,000	$83	$83	($1,936)

(1)  The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)  The underlying interest rates are based on current and future projections over the related lives of the underlying swap contracts of expected 3 month LIBOR rates.

(3)  The underlying market based rate is the credit spread between the 30 year Treasury Bill rate and an average of Moody’s  AAA and BAA corporate rates.

(4)  Our Foreign Currency Exchange Contracts at February 28, 2009 include contracts to sell British Pounds in exchange for U.S. Dollars offset by more recently executed contracts to sell U.S. Dollars in exchange for British Pounds.  The newer contracts have the effect of eliminating the foreign currency hedge created by the original contracts.  Any move in currency rates that would be adverse to one set of contracts will be effectively cancelled by its corresponding favorable impact on the other set of contracts.

(5)  At February 29, 2008, appreciation in the value of the U.S. Dollar would result in a decrease in the fair value of the related foreign currency contracts.

The table above is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we will incur.  It is important to note that the change in value represents the estimated change in the fair value of the contracts.  Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets.  Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses and floating interest rates over the same periods as the contracts.

We expect that as currency market conditions warrant, and if our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against potential foreign exchange losses.

Risks Inherent in Cash, Cash Equivalents, Temporary and Long-term Investments:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary and long-term  investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, temporary and long-term investments at the end of fiscal 2009 and 2008:

CASH, CASH EQUIVALENTS, TEMPORARY AND LONG-TERM INVESTMENTS
(in thousands)
	Last Day of February
	2009		2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$18,575	0.0 to 3.00%	$6,872	0.0 to 5.40%
Cash held in interest and non interest-bearing operating accounts - restricted	1,426	0.0 to 7.00%	701	-
Commercial paper	-	-	1,785	3.15 to 3.19%
Money market accounts	82,674	0.35 to 6.00%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$102,675		$57,851

Auction rate securities - collateralized by student loans	$19,973	1.95% to 8.67%	$63,825	4.50 to 9.90%

Our cash balances at February 28, 2009 and February 29, 2008 include restricted cash of $1.43 and $0.70 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 20 to 37 years).  At February 28, 2009, 97 percent of the aggregate collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and to be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated balance sheet under the heading “Temporary investments,” which we believed was appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and February 28, 2009, we have liquidated $41.18 million of these securities at par. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   At May 31, 2008, we concluded that the illiquidity in the ARS markets was not a temporary phenomenon. At that time, we decided to continue to reduce our remaining holdings as soon as practicable, but believed it unlikely that we could liquidate all of our holdings within twelve months. Accordingly, we reclassified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, during the fiscal year ended February 28, 2009, we recorded pre-tax unrealized losses on our ARS totaling $2.68 million, which is reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet net of related tax effects of $0.91 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.

FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss on the available-for-sale ARS to be temporary based primarily on the following: (1) as of the balance sheet date, the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers; and (5) the presence of collateral guarantees by the U.S. government under the Federal Family Education Loan Program.  If it becomes probable that the Company will not receive 100 percent of the principal and interest with respect to any of the ARS, or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge in the consolidated statement of operations.

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

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected.  Furthermore, the effectiveness of internal controls may become inadequate because of future changes in conditions, or variations in the degree of compliance with our policies or procedures.

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2009.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Helen of Troy Limited

We have audited Helen of Troy Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Helen of Troy Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and our report dated May 14, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Helen of Troy Limited

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended February 28, 2009. Our audits of the basic financial statements included the financial statement schedule titled Schedule II – Valuation and Qualifying Accounts as it relates to the years ended February 28, 2009 and February 29, 2008. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and subsidiaries as of February 28, 2009 and February 29, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note (1) to the consolidated financial statements, the Company changed its method of accounting for collateral assignment split-dollar life insurance arrangements as of March 1, 2008, in connection with the adoption of EITF Issue No. 06-10,  Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.

As discussed in Note (8) to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of March 1, 2007, in connection with the adoption of FASB Interpretation No. 48,  Accounting for Uncertainty in Income Taxes:  an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Helen of Troy Limited and subsidiaries’ internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 14, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Helen of Troy Limited:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Helen of Troy Limited and subsidiaries for the year ended February 28, 2007.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule titled Schedule II – Valuation and Qualifying Accounts as it relates to the year ended February 28, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Helen of Troy Limited and subsidiaries as of February 28, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as it relates to the year ended February 28, 2007.

As discussed in Note (1) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 123(R), Share-Based Payment, effective March 1, 2006.

/s/ KPMG LLP

Houston, Texas

May 14, 2007

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except shares and par value)

	Last Day of February,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$102,675	$57,851
Temporary investments	-	63,825
Trading securities, at market value	570	36
Receivables - principally trade, less allowance of $1,916 and $1,331	103,548	105,615
Inventories	169,780	144,867
Prepaid expenses	2,819	6,290
Income taxes receivable	4,051	861
Deferred income tax benefits	13,010	16,419
Total current assets	396,453	395,764

Property and equipment, net of accumulated depreciation of $51,607 and $44,524	83,946	91,611
Goodwill	166,131	212,922
Trademarks, net of accumulated amortization of $240 and $235	111,227	161,922
License agreements, net of accumulated amortization of $18,479 and $17,343	16,017	24,972
Other intangible assets, net of accumulated amortization of $8,602 and $6,432	16,416	15,544
Long-term investments	19,973	-
Deferred income tax benefits	1,618	-
Other assets, net of accumulated amortization of $3,447 and $2,865	9,526	9,258
Total assets	$821,307	$911,993

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$78,000	$3,000
Accounts payable, principally trade	33,957	42,763
Accrued expenses and other current liabilities	60,295	73,697
Total current liabilities	172,252	119,460

Long-term compensation liability	3,459	2,566
Long-term income taxes payable	2,903	9,181
Deferred income tax liability	-	410
Long-term debt, less current portion	134,000	212,000
Total liabilities	312,614	343,617

Commitments and contingencies

Shareholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 29,878,988 and 30,374,703 shares issued and outstanding	2,988	3,038
Additional paid-in-capital	105,627	100,328
Retained earnings	410,372	473,361
Accumulated other comprehensive loss	(10,294)	(8,351)
Total shareholders’ equity	508,693	568,376
Total liabilities and shareholders’ equity	$821,307	$911,993

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended The Last Day of February,
	2009	2008	2007

Net sales	$622,745	$652,548	$634,932
Cost of sales	367,343	370,853	355,552
Gross profit	255,402	281,695	279,380

Selling, general, and administrative expense	188,344	207,771	208,964
Operating income before impairment and gain	67,058	73,924	70,416

Impairment charges	107,274	4,983	-
Gain on sale of land	-	(3,609)	-
Operating income (loss)	(40,216)	72,550	70,416

Other income (expense):
Interest expense	(13,687)	(15,025)	(17,912)
Other income, net	2,438	3,748	2,643
Total other income (expense)	(11,249)	(11,277)	(15,269)

Earnings (loss) before income taxes	(51,465)	61,273	55,147

Income tax expense (benefit)	5,328	(236)	5,060

Net earnings (loss)	$(56,793)	$61,509	$50,087

Earnings (loss) per share:
Basic	$(1.88)	$2.01	$1.66
Diluted	$(1.88)	$1.93	$1.58

Weighted average common shares used in computing net earnings (loss) per share:
Basic	30,173	30,531	30,122
Diluted	30,173	31,798	31,717

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity

Balances at March 1, 2006	$3,001	$90,300	$1,160	$380,916	$475,377

Components of comprehensive income:
Net earnings	-	-	-	50,087	50,087
Unrealized loss on cash flow hedges - interest rate swaps, net	-	-	(991)	-	(991)
Unrealized loss on cash flow hedges - foreign currency, net	-	-	(1,735)	-	(1,735)
Total comprehensive income					47,361

Share-based compensation	-	693	-	-	693
Exercise of stock options, including tax benefits of $544	25	3,586	-	-	3,611
Issuance of common shares in connection with employee stock purchase plan	3	372	-	-	375
Balances February 28, 2007	3,029	94,951	(1,566)	431,003	527,417

Cumulative-effect adjustments, net of tax Adoption of FIN 48	-	(6,144)	-	(5,911)	(12,055)

Components of comprehensive income:
Net earnings	-	-	-	61,509	61,509
Unrealized loss on cash flow hedges - interest rate swaps, net	-	-	(7,225)	-	(7,225)
Unrealized gain on cash flow hedges - foreign currency, net	-	-	440	-	440
Total comprehensive income					54,724

Share-based compensation	-	1,162	-	-	1,162
Exercise of stock options, including tax benefits of $4,417	116	22,578	-	-	22,694
Issuance of common shares in connection with employee stock purchase plan	3	432	-	-	435
Acquisition and retirement of 1,095,392 common shares	(110)	(12,651)	-	(13,240)	(26,001)
Balances February 29, 2008	3,038	100,328	(8,351)	473,361	568,376

Cumulative-effect adjustments, net of tax Adoption of EITF 06-10				(656)	(656)

Components of comprehensive income (loss):
Net earnings (loss)	-	-	-	(56,793)	(56,793)
Unrealized loss on cash flow hedges - interest rate swaps, net	-	-	(938)	-	(938)
Unrealized gain on cash flow hedges - foreign currency, net	-	-	762	-	762
Unrealized losses - auction rate securities, net	-	-	(1,767)	-	(1,767)
Total comprehensive loss					(58,736)

Share-based compensation	-	1,488	-	-	1,488
Effect of favorable tax settlements on prior years share-based compensation charges to paid-in-capital	-	4,634	-	-	4,634
Exercise of stock options, including tax benefits of $54	5	655	-	-	660
Issuance of common shares in connection with employee stock purchase plan	3	340	-	-	343
Acquisition and retirement of 574,365 common shares	(58)	(1,818)	-	(5,540)	(7,416)
Balances February 28, 2009	$2,988	$105,627	$(10,294)	$410,372	$508,693

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended The Last Day of February,
	2009	2008	2007

Cash flows from operating activities:
Net earnings (loss)	$(56,793)	$61,509	$50,087
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	14,185	14,298	14,301
Provision (benefit) for doubtful receivables	5,643	329	(152)
Share-based compensation	1,488	1,162	693
Write off of deferred finance costs due to early extinguishment of debt	-	282	-
Realized and unrealized (gain) loss on securities	252	189	(2)
Deferred taxes	2,379	1,377	(677)
Gains on the sale of property and equipment	(56)	(3,573)	(225)
Impairment charges	107,274	4,983	-
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(3,417)	17,582	(8,455)
Inventories	(24,265)	7,039	24,331
Prepaid expenses	3,471	903	914
Other assets	(706)	(408)	2,579
Accounts payable	(8,806)	4,968	7,604
Accrued expenses	(13,893)	2,684	5,770
Income taxes payable	(4,829)	(3,418)	(6,362)
Net cash provided by operating activities	21,927	109,906	90,406

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(5,859)	(7,709)	(7,395)
Business acquisitions	(4,765)	(36,500)	-
Purchase of investments	(786)	(178,275)	(148,625)
Sale of investments	41,175	170,200	92,875
Proceeds from the sale of property and equipment	2,613	5,702	666
Increase in other assets	-	(738)	-
Net cash provided (used) by investing activities	32,378	(47,320)	(62,479)

Cash flows from financing activities:
Proceeds from debt	-	-	7,660
Repayment of long-term debt	(3,000)	(35,000)	(22,634)
Payment of financing costs	(157)	-	-
Proceeds from exercise of stock options and employee stock purchases, net	859	4,854	3,986
Common share repurchases	(7,271)	(5,731)	-
Payment of tax obligations resulting from cashless option exercise	-	(4,505)	-
Share-based compensation tax benefit	88	192	196
Net cash used by financing activities	(9,481)	(40,190)	(10,792)

Net increase in cash and cash equivalents	44,824	22,396	17,135
Cash and cash equivalents, beginning of year	57,851	35,455	18,320
Cash and cash equivalents, end of year	$102,675	$57,851	$35,455

Supplemental cash flow disclosures:
Interest paid	$13,057	$14,969	$16,939
Income taxes paid (net of refunds)	$7,642	$24,692	$7,935
Common shares received as exercise price of options	$146	$15,938	$-

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General

When used in these notes, the terms “Helen of Troy,” “the Company,” “we”, “our” or “us” means Helen of Troy Limited, a Bermuda company, and its subsidiaries.

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products.  We have two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair care and styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, foot powder, body powder and skin care products. Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.   Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.  We purchase our products from unaffiliated manufacturers, most of which are located in the People’s Republic of China and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

For both fiscal 2008 and fiscal 2007, we provided additional information in our consolidated financial statements and accompanying footnotes to conform to the current year’s presentation.

(b)  Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

(c)  Cash, cash equivalents, temporary and long-term investments

Our cash balances at February 28, 2009 and February 29, 2008 include restricted cash of $1.43 and $0.70 million, respectively, denominated in Venezuelan Bolivares Fuertes. The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

We consider commercial paper and money market investment accounts to be cash equivalents.  Cash equivalents comprised $82.67 and $50.28 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at fiscal year ends 2009 and 2008, respectively.

Prior to fiscal 2009, we made investments of excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we normally seek to dispose of within 35 or fewer days (“auction rate securities” or “ARS”). In fiscal 2008 and prior periods, these were classified on our consolidated balance sheet as “Temporary investments” and recorded at cost, which we believe approximated their fair value at that time.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

At February 28, 2009, we held $19.97 million of ARS, classified as “Long-term investments” on our consolidated balance sheet with underlying maturities from 20 to 37 years and 97 percent of the aggregate collateral (student loans) guaranteed by the U.S. government under the Federal Family Education Loan Program.

Throughout fiscal 2009, these ARS were subject to failed auctions that affected our ability to access the funds in the near term.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security and this rate is generally higher than the current market rate.  The securities will continue to accrue interest and to be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At May 31, 2008, we concluded that the illiquidity in the ARS market was not a temporary market condition. We intend to continue to reduce our remaining holdings as soon as practicable, but believed it unlikely that we could liquidate all of our holdings within twelve months. Accordingly, we reclassified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated balance sheet and the Company determined that original cost no longer approximated fair value.

As a result of the lack of liquidity in the ARS market, during the fiscal year ended February 28, 2009, we recorded pre-tax unrealized losses on our ARS totaling $2.68 million, which is reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet net of related tax effects of $0.91 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  Between February 29, 2008 and February 28, 2009, we liquidated $41.18 million of these securities at par.

At February 29, 2008, we held $63.83 million of ARS, classified as “Temporary investments” on our consolidated balance sheet with underlying maturities from 21 to 40 years and 94 percent of the aggregate collateral (student loans) guaranteed by the U.S. government under the Federal Family Education Loan Program and approximately 5 percent of the aggregate collateral was backed by private financial guarantee insurance.   During fiscal 2008, these securities were valued at their original cost and classified as current assets in the consolidated balance sheet under the heading “Temporary investments,” which we believed was appropriate based on the circumstances and level of information we had at that time.

Note (16) contains additional information regarding our cash, cash equivalents, temporary and long-term investments.

(d)  Trading securities

Trading securities consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of each balance sheet date.  We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date.  Trading securities are currently included in the “Current assets” section of our consolidated balance sheets. All unrealized gains and losses attributable to such securities are included in “Other income, net” on the consolidated statement of operations.

The sum of unrealized and realized net gains and (losses) attributable to trading securities totaled ($0.20), ($0.19) and $0.00 million in fiscal 2009, 2008 and 2007, respectively.

(e)  Valuation of accounts receivable

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts. The Company has significant concentrations of credit risk with two major customers.  In addition, as of February 28, 2009 and February 29, 2008, approximately 47 and 48 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $15.22, $12.49 and $11.46 million of such general and administrative expenses to inventory during fiscal years 2009, 2008 and 2007, respectively. We estimate that $6.35 and $4.76 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at fiscal year ends 2009 and 2008, respectively.

The “Cost of sales” line item on the consolidated statement of operations is comprised of the book value (lower of average cost or net realizable value) of inventory sold to customers during the reporting period.  When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

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

(h)  License agreements, trademarks, patents and other intangible assets

A significant portion of our sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter®, Bed Head®, Toni&Guy® and Dr. Scholl’s® trademarks. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales subject to trademark license agreements comprised 42, 48 and 53 percent of total consolidated net sales for fiscal years 2009, 2008 and 2007, respectively. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statement of operations on the line entitled “Selling, general, and administrative expenses” (“SG&A”).

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

Patents acquired through purchase from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised cost of the acquired patents and amortized over the remaining life of the patent.  Additionally, we incur certain costs, primarily legal fees in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Other intangible assets include customer lists, distribution rights and non-compete agreements that we acquired from other entities.  These are recorded on our consolidated balance sheets based upon the appraised cost of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal of our customer lists or the term of the non-compete agreement. See Notes (3) and (4) for additional information on our intangible assets.

 (i)  Goodwill, intangible and other long-lived assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets received in the acquisition of a business.  We evaluate goodwill at the reporting unit level.  The performance of the test involves a two-step process.  The first step of the impairment test involves determining the fair value of each reporting unit and then comparing its fair value with its aggregate carrying value, including goodwill.  If the carrying amount of the reporting unit is greater than the fair value, an impairment may be present and we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  In conjunction with the first step evaluation, the fair values of the individual reporting unit’s indefinite-lived intangibles are reviewed for potential impairment.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.  We measure the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates of the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The steps required by SFAS 142 and SFAS 144 entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Events and changes in circumstances that may indicate that there is impairment include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels.

As further discussed in Note (3) to these consolidated financial statements, we have recorded non-cash impairment charges totaling $107.27 million ($106.67 million after tax) and $4.98 million ($4.88 million after tax), for the fiscal years 2009 and 2008, respectively, in order to reflect the carrying value of goodwill and certain trademarks in our Personal Care segment at current estimates of their fair value.  With respect to all trademarks for which such impairments were recorded, we currently expect to continue to hold these trademarks for use.  No impairment charges were recorded for fiscal year 2007.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists, distribution rights and patents.  All of our goodwill is held in jurisdictions that do not allow deductions for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from five to forty years. We recorded intangible asset amortization totaling $3.31, $3.27 and $2.96 million during fiscal 2009, 2008 and 2007, respectively. See Notes (3) and (4) to these consolidated financial statements for more information about our intangible assets.

(k)  Deferred financing costs

The Company has incurred debt issuance costs in connection with its short- and long-term debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related debt, which approximates the effective interest method of amortization.

 (l)  Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of $6.94 and $7.64 million as of fiscal year ends 2009 and 2008, respectively.  We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past three fiscal years:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Years Ended The Last Day of February,
	2009	2008	2007

Balance at the beginning of the period	$7,635	$6,450	$7,373
Additions to the accrual	16,685	22,722	18,080
Reductions of the accrual - payments and credits issued	(17,380)	(21,537)	(19,003)
Balance at the end of the period	$6,940	$7,635	$6,450

Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group.  Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires disclosure of these guarantees, our product warranty liabilities and various indemnity arrangements to which we are a party. Additional disclosures related to this policy are contained in Notes (5), (6), (7) and (10) to these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

During fiscal 2007, we entered into interest rate swaps (the “swaps”), to protect our funding costs against rising interest rates.  The interest rate swaps allowed us to raise long-term borrowings at floating rates and effectively swap them into fixed rates.  Under our swaps, we agree with another party to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that match the amount of our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.

Our foreign exchange contracts and interest rate swaps are considered highly effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). See Note (16) to these consolidated financial statements for more information on our hedging activities.

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

Effective March 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  In accordance with FIN 48, we recognize the benefit of a tax position if that position will more likely than not be sustained in an audit, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement.  In accordance with FIN 48, liabilities created for unrecognized tax benefits are presented as a separate liability and not combined with deferred tax liabilities or assets, and consistent with past practice, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.

Note (8) to these consolidated financial statements contains additional information regarding our income taxes and the impacts of the adoption of FIN 48.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

 (p)  Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees and similar other arrangements. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where the customer provides us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statement of operations in SG&A.

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales.  Markdown allowances, slotting fees, trade discounts, cash discounts and volume rebates are all recorded as reductions of net sales. Customer incentives included in SG&A were $11.81, $12.16 and $12.57 million for the fiscal years 2009, 2008 and 2007, respectively.

 (q)  Advertising

Advertising costs are expensed in the fiscal year in which they are incurred and included in our consolidated statement of operations in SG&A. We incurred advertising costs, including amounts paid to customers for local media and print advertising, of $22.63, $30.22 and $28.68 million during fiscal years 2009, 2008 and 2007, respectively.

(r)  Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statement of operations in SG&A. These expenses include distribution center costs, third party logistics costs and outbound transportation costs.  Our expenses for shipping and handling totaled $49.68, $51.94 and $58.86 million during fiscal years 2009, 2008 and 2007, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(s)  Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is our functional currency.  All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred.  In our consolidated statement of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($5.21), $0.53 and $0.46 million in SG&A and $0.62, $0.22 and $0.17 million in income tax expense during fiscal years 2009, 2008 and 2007, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates.  We account for these transactions as hedges in accordance with SFAS 133, which requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statement of operations or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of the hedges.   In our case, we record these transactions either as part of SG&A in our consolidated statement of operations, or on the line entitled “Unrealized gain (loss) on cash flow hedges – foreign currency” in our consolidated statement of shareholders’ equity and comprehensive (loss), as appropriate.  All our current contracts are cash flow hedges and are adjusted to their fair market values at the end of each fiscal quarter.  We evaluate all hedging transactions each quarter to determine that they are effective. Any ineffectiveness is recorded as part of SG&A in our consolidated statement of operations.  See Note (16) to these consolidated financial statements for a further discussion of our hedging activities.

 (t)   Share-based compensation plans

Effective March 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R,”Share-Based Payment” (“SFAS 123R”). The impact from the adoption of SFAS 123R during fiscal 2007, decreased earnings before taxes, net earnings, basic and diluted earnings per share by $0.69 million, $0.50 million, and $0.02 per share, respectively, for the fiscal year ended February 28,  2007.

SFAS 123R requires all share-based payments to be recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.  Under SFAS 123R, we estimate forfeitures for options awards at the dates of grant based on historical experience and revise as necessary if actual forfeitures significantly differ from these estimates.   Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.

See Note (9) to these consolidated financial statements for more information on our share based compensation plans.

 (u)  Interest income

Interest income is included in “Other income, net” on the consolidated statement of operations.  Interest income totaled $2.72, $3.57  and $1.97 million in fiscal 2009, 2008 and 2007, respectively.  Interest income is normally earned on cash invested in short-term accounts, cash equivalents, temporary and long-term investments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(v)  Earnings (loss) per share

We compute basic earnings (loss) per share based upon the weighted average number of common shares outstanding during the period. We compute diluted earnings (loss) per share based upon the weighted average number of common shares plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of outstanding options for common shares that were “in-the-money,” meaning that the exercise price of the options was less than the average market price of our common shares during the year.  “Out-of-the-money” options are outstanding options to purchase common shares that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common shares during the year.  Options for common shares are excluded from the computation of diluted earnings (loss) per share if their effect is antidilutive.

For fiscal years 2009, 2008 and 2007, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Years Ended The Last Day of February,
	2009	2008	2007

Basic weighted average shares outstanding	30,173	30,531	30,122
Additional shares assuming conversion of in-the-money stock options and use of proceeds to repurchase outstanding shares (1)	-	1,267	1,595
Diluted weighted average shares outstanding assuming conversion	30,173	31,798	31,717

In-the-money options	2,587	3,914	6,559
Out-of-the-money options	2,249	1,922	192

(1)       Fiscal 2009 earnings per share computations excludes conversion of in-the-money stock options as the effect of the 846,000 shares would be antidilutive.

 (w) New accounting standards adopted

Liability Recognition on Endorsement Split-Dollar Life Insurance Arrangements - In June 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). SFAS 106 requires recognition of a liability for the discounted value of the future premium benefits that we would incur through the death of the underlying insureds.  An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies.  We adopted the provisions of EITF 06-4 at the beginning of fiscal 2009.   The Company reviewed an endorsement-type policy agreement it currently maintains and believes that all subject policies fall outside the scope of EITF 06-4 because the agreement will not survive the retirement of the affected employee.  Accordingly, the adoption of EITF 06-4 had no impact on our consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Liability Recognition on Collateral Assignment Split-Dollar Life Insurance Arrangements - In March 2007, the EITF reached a consensus on which provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. We adopted the provisions of EITF 06-10 at the beginning of fiscal 2009.   We have certain policies that fall within the scope of the new pronouncement and recorded a cumulative effect adjustment of $0.66 million as a liability and a charge to retained earnings at adoption.

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  At the beginning of fiscal 2009, we adopted the provisions of SFAS 157 related to financial assets and liabilities. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial statements.  Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company at the beginning of fiscal 2010, and will be applied prospectively. Examples of nonfinancial assets and liabilities which will be subject to SFAS 157 in fiscal 2010 include such items as goodwill, other intangible and long-lived assets and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. We believe the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will result in additional footnote disclosure, but will not result in material adjustments to our consolidated financial statements.  See Note (15) for current required disclosures related to SFAS 157.

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

Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, ‘The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162  identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). We adopted the provisions of SFAS 162 at the beginning of fiscal 2009.  The adoption did not have a material effect on our consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

 (x) New accounting standards subject to future adoption

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

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued Statement of Financial Accounting Standards No.  161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008.   We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

Useful Lives of Intangible Assets - In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments – In April 2009, the FASB issued FASB Staff Position FSP 115-2 and 124-2, “Recognition of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”).  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. In addition, the FSP requires that the annual disclosures required by FSP 115-1 and FAS 124-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), be made for interim periods, including the aging of securities with unrealized losses.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.   FSP 115-2 and 124-2 is effective for interim periods and fiscal years ending after June 15, 2009.  We do not expect the adoption of FSP 115-2 and 124-2 to have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly - In April 2009, the FASB issued FASB Staff Position FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same, and provides additional guidance on when market level data should not be relied upon or should be adjusted in determining fair value.  FSP 157-4 is effective for interim periods and fiscal years ending after June 15, 2009. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	Last Day of February,
	(Years)	2009	2008

Land	-	$9,073	$9,073
Buildings and improvements	10 - 40	65,028	62,832
Computer and other equipment	3 - 10	43,144	42,461
Molds and tooling	1 - 3	8,880	8,299
Transportation equipment	3 - 5	340	3,991
Furniture and fixtures	5 - 15	8,385	8,168
Construction in process	-	703	1,311
		135,553	136,135
Less accumulated depreciation		(51,607)	(44,524)
Property and equipment, net		$83,946	$91,611

On May 31, 2006, we sold 3.9 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $0.67 million and we recorded a gain on the sale of $0.42 million, included in other income in fiscal 2007.

On September 9, 2007, we sold 16.5 acres of raw land adjacent to our El Paso, Texas office and distribution center.  The land was sold for $6.00 million, less selling costs of $0.39 million and resulted in a pre-tax gain on the sale of $3.61 million.

On December 20, 2007, we acquired 30.6 acres of raw land adjacent to our Southaven, Mississippi distribution center for a purchase price of $1.53 million.

In two separate transactions during fiscal 2009, we sold all fractional shares in our corporate jets for a combined $2.57 million and recognized a combined pre-tax gain of $0.11 million.

We recorded $10.29, $10.40 and $10.08 million of depreciation expense for fiscal 2009, 2008 and 2007, respectively.  Capital expenditures for property and equipment totaled $5.17, $7.30 and $6.63 million in fiscal 2009, 2008 and 2007, respectively.

NOTE 3 - INTANGIBLE ASSETS

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We perform an annual impairment review of goodwill and other intangible assets during the first quarter of each fiscal year. We also perform interim testing, if necessary, as required by SFAS 142 and 144.  Any asset deemed to be impaired is written down to its fair value.

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated statement of operations as a component of operating income (loss).  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The fair values of the assets were primarily determined using estimated future discounted cash flow models (“DCF Models”) over five years and a terminal

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

period.   This approach was used for the indefinite-lived trademarks and licenses, the reporting units, and the Company as a whole.  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, the Company considers, among other things, the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common shares and that of comparable companies and general economic and industry trends.  The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

Additional Impairment Testing in the Fourth Quarter of Fiscal 2009 - As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated shareholders’ equity balance at November 30, 2008.  If the Company’s total market capitalization remains below its consolidated shareholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.

The Company’s traditional impairment test methodology used primarily DCF Models.  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, the Company considers the existing rates on Treasury Bills, yield spreads on assets with comparable expect lives, historical volatility of the Company’s common shares and that of comparable companies and general economic and industry trends, among other considerations.  The Company expanded its traditional impairment test methodology to give weight to other methods that provide additional observable market information and which management believes reflect the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units. The additional methods included the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”). The Subject Company Stock Price Method uses the same revenue and earnings valuation multiples embedded in the Company’s common share price, including an appropriate control premium, as a basis for estimating the separate values of each of the Company’s reporting units.   The Guideline Public Company Method uses a composite of revenue and earnings multiples derived as of the valuation date from a group of publicly traded companies that are in similar lines of business and serving similar distribution channels as a basis for estimating the separate values, including appropriate control premiums for each of the Company’s reporting units.  The Mergers and Acquisitions Method uses the revenue and earnings multiples embedded in a group of representative business acquisition transactions, to the extent that comparable transactions are available, as a basis for estimating the separate values of each of the Company’s reporting units.  For each of the methods used, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

The impairment testing for the fourth quarter of fiscal 2009 was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to the projections and discount rates upon which our annual impairment tests were prepared during the first fiscal quarter of 2009.  The Company decreased its expected revenues in response to the reduction in consumer spending during the second half of fiscal 2009 and its expectation that depressed spending levels would persist into fiscal 2010.  Additionally, the Company increased the market participant discount rates used in its analysis because management believes that the

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

lending market and the restrained liquidity in the current environment have increased the cost of capital.  In determining the extent to which to change its assumptions, management considered consumer spending trends and the anticipated impact on each reporting unit as well as the market cost of capital for comparable companies for each reporting unit.  This resulted in a total non-cash impairment charge of $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  This consisted of non-cash pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care and Hair Care Solutions reporting unit.  The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, and other market conditions reflecting the continued deterioration of the domestic and global economies and the declines in retail sales activity.  No impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.

Annual Impairment Testing in the First Quarter of Fiscal 2008 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2008. No impairment charge was recorded during the first quarter of fiscal 2008 as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

Additional Impairment Testing in the Third Quarter of Fiscal 2008 - In the fourth quarter of fiscal 2007, we re-introduced the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believed that any significant additional investments in these brands would not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pre-tax impairment charges totaling $4.98 million ($4.88 million after tax) representing the carrying value of these trademarks.  We continue to hold these trademarks for use.

Annual Impairment Testing in the First Quarter of Fiscal 2007 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2007. No impairment charge was recorded during the first quarter of fiscal 2007 as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

The following tables summarize by operating segment the changes in our intangible assets for fiscal years 2009 and 2008:

INTANGIBLE ASSETS

(in thousands)

			Gross
			Carrying					Net Book
			Amount at	Year Ended February 28, 2009				Value at
		Estimated	February 29,			Acquisition	Accumulated	February 28,
Type / Description	Segment	Life	2008	Additions	Impairments	Adjustments	Amortization	2009

Goodwill:
OXO	Housewares	Indefinite	$166,131	$-	$-	$-	$-	$166,131
All other goodwill	Personal Care	Indefinite	46,791	-	(46,490)	(301)	-	-
			212,922	-	(46,490)	(301)	-	166,131

Trademarks:
OXO	Housewares	Indefinite	75,554	-	-	-	-	75,554
Brut	Personal Care	Indefinite	51,317	-	(33,917)	-	-	17,400
All other - definite lives	Personal Care	[1]	338	-	-	-	(240)	98
All other - indefinite lives	Personal Care	Indefinite	34,948	2,275	(19,048)	-	-	18,175
			162,157	2,275	(52,965)	-	(240)	111,227

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	(7,700)	-	-	10,300
All other licenses	Personal Care	8 - 25 Years	24,315	-	(119)	-	(18,479)	5,717
			42,315	-	(7,819)	-	(18,479)	16,017

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,741	588	-	-	(7,627)	12,702
	Personal Care	3 - 15 Years	2,235	2,454	-	-	(975)	3,714
			21,976	3,042	-	-	(8,602)	16,416

Total			$439,370	$5,317	$(107,274)	$(301)	$(27,321)	$309,791

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

INTANGIBLE ASSETS

(in thousands)

			Gross
			Carrying					Net Book
			Amount at	Year Ended February 29, 2008				Value at
		Estimated	February 28,			Acquisition	Accumulated	February 29,
Type / Description	Segment	Life	2007	Additions	Impairments	Adjustments	Amortization	2008

Goodwill:
OXO	Housewares	Indefinite	$165,934	$197	$-	$-	$-	$166,131
All other goodwill	Personal Care	Indefinite	35,068	11,296	-	427	-	46,791
			201,002	11,493	-	427	-	212,922

Trademarks:
OXO	Housewares	Indefinite	75,554	-	-	-	-	75,554
Brut	Personal Care	Indefinite	51,317	-	-	-	-	51,317
All other - definite lives	Personal Care	[1]	338	-	-	-	(235)	103
All other - indefinite lives	Personal Care	Indefinite	31,082	8,849	(4,983)	-	-	34,948
			158,291	8,849	(4,983)	-	(235)	161,922

Licenses:
Seabreeze	Personal Care	Indefinite	18,000	-	-	-	-	18,000
All other licenses	Personal Care	8 - 25 Years	24,315	-	-	-	(17,343)	6,972
			42,315	-	-	-	(17,343)	24,972

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	19,214	527	-	-	(6,063)	13,678
	Personal Care	3 - 8 Years	-	2,235	-	-	(369)	1,866
			19,214	2,762	-	-	(6,432)	15,544

Total			$420,822	$23,104	$(4,983)	$427	$(24,010)	$415,360

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2009, 2008 and 2007, as well as estimated amortization expense for the fiscal years 2010 through 2014:

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the fiscal years ended

February 28, 2009	$3,311
February 29, 2008	$3,266
February 28, 2007	$2,961

Estimated Amortization Expense
For the fiscal years ended

February 2010	$3,454
February 2011	$2,815
February 2012	$2,702
February 2013	$2,464
February 2014	$2,132

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures.  For the fiscal year ending February 28, 2010, minimum royalties due and minimum advertising expenditures under these license agreements total $7.09 and $5.86 million, respectively.

NOTE 4 - ACQUISITIONS AND NEW TRADEMARK LICENSE AGREEMENTS

Ogilvie Products Acquisition - On October 10, 2008, we acquired from Ascendia Brands, Inc. the trademarks, customer lists, distribution rights, formulas and inventory of the Ogilvie® brand of home permanent and hair-straightening products for a cash purchase price of $4.77 million.  In addition, upon acquisition, we recorded an additional $0.35 million of liabilities that we expect we will incur as a result of pre-acquisition operations. The products acquired will be sold through our Personal Care segment.  We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon the fair value of the assets acquired.  Based upon the fair values, we assigned the acquired trademarks indefinite economic lives and will amortize the distribution rights over an expected life of 15 years and the customer list over an expected life of 4.2 years.  The following schedule presents the assets acquired at closing and our allocation of the initial purchase price:

Ogilvie® - Brand Assets Acquired on October 10, 2008

(in thousands)

Inventories	$521
Trademarks	2,275
Distribution rights	761
Customer list	1,560
Total assets acquired	5,117
Less: Current liabilities recorded at acquisition	(352)
Net assets acquired	$4,765

Belson Products Acquisition - Effective May 1, 2007, we acquired certain assets of Belson Products (“Belson”), formerly the professional salon division of Applica Consumer Products, Inc. for a cash purchase price of $36.5 million plus the assumption of certain liabilities.  This transaction was accounted for as a purchase of a business and was paid for using available cash on hand.  Belson is a supplier of personal care products to the professional salon industry. Belson markets its professional products to major beauty suppliers and other major distributors under brand names including Belson®, Belson Pro®, Gold ‘N Hot®, Curlmaster®, Premiere®, Profiles®, Comare®, Mega Hot® and Shear Technology®.  Products include electrical hair care appliances, spa products and accessories, professional brushes and combs, and professional styling shears.  Belson products are principally distributed throughout the U.S., as well as Canada and the United Kingdom.

Net assets acquired consist principally of accounts receivable, finished goods inventories, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights, a customer list, a covenant not-to-compete, less certain customer related operating accruals and liabilities. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based on an independent appraisal. The following schedule presents the net assets of Belson acquired at closing:

Belson Products - Net Assets Acquired on May 1, 2007

(in thousands)

Accounts receivable, net	$7,449
Inventories	8,426
Fixed assets	139
Goodwill	11,296
Trademarks and other intangible assets	11,085
Total assets acquired	38,395
Less: Current liabilities assumed	(1,895)
Net assets acquired	$36,500

Subsequent to the acquisition, we made certain post closing adjustments to increase goodwill by $0.13 million.

See Note (20) for additional information regarding the acquisition of  the Infusium 23® line of hair care products from The Procter & Gamble Company subsequent to February 28, 2009.

NOTE 5 – SHORT-TERM DEBT

We entered into a five year revolving credit agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  On December 15, 2008, we entered into the Fourth Amendment to the Revolving Line of Credit Agreement (the “Amendment”), which among other things, extended the term of the agreement to December 15, 2013, and modified other terms and covenants as further discussed below.

Borrowings under the Revolving Line of Credit Agreement accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness (including the subject funding on such dates) less unrestricted cash on hand in excess of $15 million  to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $10 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.5 percent per annum on the face value of the letter of credit.  During the second quarter of fiscal 2008, we permanently reduced the commitment under our Revolving Line of Credit Agreement from $75 to $50 million, which resulted in a proportionate decline in the cost of associated commitment fees under the facility.  Outstanding letters of credit reduce the borrowing limit dollar for dollar.  We did not draw on the Revolving Line of Credit Agreement during fiscal 2009 or 2008.  As of February 28, 2009, there were no revolving loans and $1.52 million of open letters of credit outstanding against this facility.

The Amendment modified the Revolving Line of Credit Agreement as follows:

(1)	Extended the maturity date as defined in the Revolving Line of Credit Agreement from June 1, 2009 to December 15, 2013;

(2)	Increased the margin for the Eurodollar rate loans from a range of 0.75 to 1.25 percent per annum to a range of 1.25 to 1.75 percent per annum (depending on our leverage ratio);

(3)	Increased the margin for the base rate loans from zero to a range of 0.25 to 0.75 percent per annum (depending on our leverage ratio); and

(4)	Modified the leverage ratio, the consolidated net worth ratio, removed a fixed charge coverage ratio, and added a new interest coverage ratio, as well as a capital expenditure covenant.

Under the amended Revolving Line of Credit Agreement, certain covenants as of the latest balance sheet date limit our total outstanding indebtedness from all sources less unrestricted cash on hand in excess of $15 million to no more than 3.0 times the latest twelve months’ trailing EBITDA.  As of February 28, 2009, our loan covenants effectively limited our ability to incur more than $127.16 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions and in some circumstances could limit our ability to repurchase shares of our common stock.  As of February 28, 2009, we were in compliance with the terms of this agreement.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of other accrued expenses and other current liabilities as of the last day of fiscal years 2009 and 2008 is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	Last Day of February,
	2009	2008
Accrued sales returns, discounts and allowances	$21,235	$24,969
Accrued compensation	4,487	11,675
Accrued advertising	5,606	6,917
Accrued interest	2,140	2,092
Accrued royalties	3,513	3,029
Accrued professional fees	1,053	1,273
Accrued benefits and payroll taxes	1,455	1,431
Accrued freight	912	1,446
Accrued property, sales and other taxes	660	1,196
Foreign currency contracts	(819)	(83)
Interest rate swaps	13,870	12,449
Other	6,183	7,303
Total accrued expenses and current liabilities	$60,295	$73,697

NOTE 7 - LONG-TERM DEBT

A summary of long-term debt as of the last day of fiscal years 2009 and 2008 is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		Last Day of February,
	Borrowed	Rates	Matures	2009	2008

$15 million unsecured Senior Note Payable at a fixed interest rate of 7.24%. Interest payable quarterly, principal of $3 million payable annually beginning July 2008.	07/97	7.24%	07/12	$12,000	$15,000

$75 million unsecured floating interest rate 5 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/09	75,000	75,000

$50 million unsecured floating interest rate 7 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 Year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				212,000	215,000
Less current portion of long-term debt				(78,000)	(3,000)
Long-term debt, less current portion				$134,000	$212,000

(1)	Floating interest rates are hedged with interest rate swaps to effectively fix interest rates as discussed later in this Note (7).

NOTE 7 - LONG-TERM DEBT, CONTINUED

The fair market value of the fixed rate debt at February 28, 2009 computed using a discounted cash flow analysis was $12.44 million compared to the $12 million book value.  All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2009.

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

All of our long-term debt is guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  The debt requires the maintenance of certain Debt/EBITDA ratios and fixed charge coverage ratios, specifies minimum consolidated net worth levels and contains other customary covenants. As of February 28, 2009, our loan agreements effectively limited our ability to incur more than $127.16 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  Additionally, our long-term debt agreements restrict us from incurring liens on any of our properties, except under certain conditions.  As of February 28, 2009, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of operations:

INTEREST EXPENSE

(in thousands)

	Years Ended The Last Day of February,
	2009	2008	2007

Interest and commitment fees	$8,888	$14,633	$17,388
Deferred finance costs	582	628	811
Interest rate swap settlements, net	4,217	(355)	(287)
Reduction of debt and revolving credit agreement commitment	-	119	-
Total interest expense	$13,687	$15,025	$17,912

The line entitled “Reduction of debt and revolving credit agreement commitment” includes the fiscal 2008 write off of $0.28 million of unamortized deferred finance fees incurred in connection with the prepayment of long-term debt and the reduction of the commitments under our Revolving Line of Credit Agreement, offset by a gain of $0.16 million upon the liquidation of our position in $25 million of associated interest rate swaps.

NOTE 8 - INCOME TAXES

Our components of earnings (loss) before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2009	2008	2007

U.S.	$(15,267)	$17,986	$9,298
Non-U.S.	(36,198)	43,287	45,849
Total	$(51,465)	$61,273	$55,147

Our components of income tax expense (benefit) are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2009	2008	2007

U.S.
Current	$964	$6,459	$3,910
Deferred	2,140	(619)	(296)
	3,104	5,840	3,614

Non-U.S.
Current	1,891	(6,026)	1,589
Deferred	333	(50)	(143)
	2,224	(6,076)	1,446
Total	$5,328	$(236)	$5,060

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to earnings before income taxes. A summary of these differences are as follows:

	Years Ended Last Day of February,
	2009	2008	2007

Expected tax expense (benefit) at the U.S. statutory rate of 35 percent	-35.0%	35.0%	35.0%

Impact of U.S. state income taxes	1.4%	1.5%	0.7%

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	-15.1%	-7.9%	-11.2%

Effect of zero tax rate in Macau	-11.8%	-13.7%	-15.3%

Reversal of prior accruals as a result of final tax audit settlements	-0.9%	-15.3%	-

Effect of impairment charges, most of which are non-deductible	71.8%	-	-
Actual tax expense (effective rates)	10.4%	-0.4%	9.2%

In addition to certain of the items noted in the previous table, each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

NOTE 8 - INCOME TAXES, CONTINUED

The following table shows the comparative impact of these items on our pre-tax earnings (loss), tax expense and effective tax rates, for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES

(dollars in thousands)

	Years Ended Last Day of February
	2009 - Increase (Decrease)			2008 - Increase (Decrease)			2007 - Increase (Decrease)
	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective
	Earnings	Expense	Tax Rates	Earnings	Expense	Tax Rates	Earnings	Expense	Tax Rates

Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	-	-	-	-	(7,950)	-12.7%	-	(192)	-1.1%

Tax benefit from IRS settlement, including interest and penalties	-	(461)	-0.9%	-	(1,363)	-2.2%	-	-	-

Net operating loss valuation allowance	-	-	-	-	977	1.6%	-	-	-

Impairment charges	(107,274)	(608)	26.9%	(4,983)	(100)	-0.2%	-	-	-

Gains on sale of land	-	-	-	3,609	1,364	2.2%	422	143	0.8%

Gains on litigation settlements	-	-	-	104	2	0.0%	450	9	0.1%

Charge to allowance for doubtful accounts due to customer bankruptcy	(3,876)	(1,360)	-1.6%	-	-	-	-	-	-

Gains on casualty insurance settlements	2,702	67	-0.5%	-	-	-	-	-	-

The combined net effect of the significant items shown above was to increase our effective tax rate by 23.9 percent in fiscal 2009, and decrease our effective tax rates by 11.3 percent and 0.2 percent in fiscal years 2008 and 2007, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2009 and 2008 are as follows:

	Last Day of February, (in thousands)
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$4,599	$6,018
Accounts receivable	517	1,807
Inventories, principally due to additional cost of inventories for tax purposes	8,934	7,827
Write down of marketable securities	10	7
Accrued expenses and other	5,327	5,835
Foreign currency contracts and interest rate swaps	5,378	4,290
Total gross deferred tax assets	24,765	25,784

Valuation allowance	(4,458)	(2,960)
Deferred tax liabilities:
Depreciation and amortization	(5,679)	(6,815)
Net deferred tax asset	$14,628	$16,009

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We

NOTE 8 - INCOME TAXES, CONTINUED

consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment.  In fiscal 2009, the net increase in our valuation allowance was $1.50 million, principally due to additional net operating loss carryforwards in certain tax jurisdictions whose benefits we believe we will not be able to utilize.  The schedule below shows the composition of our net operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

	At February 28, 2009 (in thousands)
	Expiration Date Range (Where Applicable)	Gross Deferred Tax Assets	Required Future Taxable Income

U.S. net operating loss carryforwards	2019 - 2029	$319	$910
Non-U.S. net operating loss carryforwards with definite carryover periods	2018	257	920
Non-U.S. net operating loss carryforwards with indefinite carryover periods	Indefinite	4,023	13,086
Subtotals		4,599	14,916

Less portion of valuation allowance established for net operating loss carryforwards		(3,931)	(12,755)
Total		$668	$2,161

As of February 28, 2009, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the benefits of these deductible differences.  Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

Hong Kong Income Taxes — On May 10, 2006, the Inland Revenue Department (the “IRD”) of Hong Kong and the Company reached a settlement regarding tax liabilities for the fiscal years 1995 through 1997.  This agreement was subsequently approved by the IRD’s Board of Review.  For those tax years, we agreed to an assessment of approximately $4.02 million including estimated penalties and interest.  As a result of this tax settlement, in the first quarter of fiscal 2007, we reversed $0.19 million of tax provision previously established and recorded $0.28 million of associated interest.  During the second quarter of fiscal 2007, the liability was paid with $3.28 million of tax reserve certificates and the balance in cash.   Tax reserve certificates represent the prepayment by a taxpayer of potential tax liabilities. The amounts paid for such certificates are refundable in the event that the value of the tax reserve certificates exceeds the related tax liability.

For the fiscal years 1998 through 2003, the IRD had previously assessed a total of $25.46 million in tax on certain profits of our foreign subsidiaries. In connection with the IRD’s tax assessment for the fiscal years 1998 through 2003, we had purchased tax reserve certificates from Hong Kong totaling $25.14 million.

NOTE 8 - INCOME TAXES, CONTINUED

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

United States Income Taxes - We previously disclosed that the U.S. Internal Revenue Service (the “IRS”) provided notice of proposed adjustments of $5.95 million to taxes for fiscal years 2003 and 2004.  In April 2008, we resolved all outstanding tax issues, which resulted in no adjustments to either year.  As a result of the settlement, in the fourth quarter of fiscal 2008, we reversed $3.68 million of tax provisions, including interest and penalties, previously established for those years. Of the $3.68 million, $1.36 million was credited to fiscal year 2008 tax expense and $2.32 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year common share-based compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

During fiscal 2009, the IRS completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  In December 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $5.20 million of tax provisions, including interest and penalties previously established for fiscal 2005 and other years on the basis of the terms of the settlement.  Of the $5.20 million, $0.57 million was credited to fiscal year 2009 tax expense and $4.63 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The American Jobs Creation Act of 2004 (the “AJCA”) included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the U.S. after March 4, 2003. We completed our reincorporation in 1994; therefore, our transaction is grandfathered by the AJCA, and we expect to continue to benefit from our current structure.  As a result of future changes in tax laws or regulations, our position on various tax matters may be challenged. Our ability to maintain our position that the parent company is not a Controlled

NOTE 8 - INCOME TAXES, CONTINUED

Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business.

Uncertainty in Income Taxes — The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  If we ultimately determine that payment of these amounts is not probable, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer probable. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Effective March 1, 2007, we adopted FIN 48, which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.

Upon adopting FIN 48, we initially recorded a $12.06 million increase in the liability for unrecognized tax benefits (including interest and penalties), and corresponding reductions to retained earnings and additional paid-in-capital in the amounts of $5.91 and $6.14 million, respectively.   Amounts charged against additional paid-in-capital were due to the tax effect of stock compensation expense that were originally recorded as an increase to paid-in-capital.

Upon adoption of FIN 48, we had approximately $39.39 million of total gross unrecognized tax benefits, of which approximately $32.91 million would impact the effective tax rate, if recognized.  With the adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.   Included in our total gross unrecognized tax benefits we had approximately $4.78 million accrued for penalties and $0.31 million accrued for interest, net of tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of February 28, 2009, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years

Hong Kong	- None -	2006	-	2009
Mexico	- None -	2003	-	2008
United Kingdom	- None -	2006	-	2009
United States	- None -	2006	-	2009

NOTE 8 - INCOME TAXES, CONTINUED

During fiscal 2009 and 2008, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

	Fiscal Years Ended
	2009	2008

Unrecognized tax benefits balance at the beginning of the year	$9,181	$39,387
Tax positions taken during the current year	-	1,427
Changes in tax positions taken during a prior year	231	564
Impact of foreign currency remeasurement on unrecognized tax benefits in the current year	(825)	43
Changes due to settlements and agreements with tax authorities	(5,684)	(32,240)
Unrecognized tax benefits balance at the end of the year	$2,903	$9,181

When there is uncertainty in a tax position taken or expected to be taken in a tax return, FIN 48 requires a liability to be recorded for the amount of the position that could be challenged and overturned through any combination of audit, appeals or litigation processes.  This amount is determined through criteria and a methodology prescribed by FIN 48 and is referred to as an “unrecognized tax benefit.”

We do not expect any material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

NOTE 9 – SHARE-BASED COMPENSATION PLANS

We have equity awards outstanding under two expired share-based compensation plans.  The expired plans consist of an employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”) and a non-employee director stock option plan adopted in 1995 (the “1995 Directors’ Plan”).  During fiscal 2008, an employee stock purchase plan adopted in 1998 (the “1998 Stock Purchase Plan”) expired and the last stock options outstanding under a stock option and restricted stock plan adopted in 1994 were exercised.  Therefore, these plans are no longer in effect.

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

Expired Plans

The 1998 Plan covered a total of 6,750,000 common shares for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008. As of  February 28, 2009, 4,603,576 common shares subject to options were outstanding under the plan.

The 1995 Directors’ Plan covered a total of 980,000 common shares for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of

NOTE 9 – SHARE-BASED COMPENSATION PLANS, CONTINUED

issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005. As of February 28, 2009, options to purchase 232,000 common shares were outstanding under the plan.

The 1998 Stock Purchase Plan initially covered a total of 500,000 common shares for issuance to our employees. Under the terms of the 1998 Stock Purchase Plan, employees authorized the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 1998 Stock Purchase Plan is equal to the lower of 85 percent of the shares’ fair market value on either the first day of each option period or the last day of each period. The 1998 Stock Purchase Plan expired by its own terms on July 17, 2008. During the second quarter of fiscal 2009, plan participants acquired 15,261 common shares at a price of $13.78 per share. As of February 28, 2009, 234,889 common shares had been issued under the plan.  No additional common shares may be issued under the plan.

Recently Approved Plans

The 2008 Stock Incentive Plan covers a total of 750,000 common shares for issuance to key officers, employees and consultants of the Company. The plan provides for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options, restricted stock, restricted stock units or other stock-based awards. Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, is not eligible to participate in the plan. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. As of February 28, 2009, no awards have been granted under the 2008 Stock Incentive Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Directors’ Plan covers a total of 175,000 common shares for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of the Board of Directors.  Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. As of February 28, 2009, no awards have been granted under the 2008 Director’s Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Stock Purchase Plan covers a total of 350,000 common shares for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During the fourth quarter of fiscal 2009, plan participants acquired 15,482 common shares at a price of $8.53 per share.  As of February 28, 2009, 334,518 shares remained available for future issue under this plan. The plan will expire by its terms on September 1, 2018.

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The Company recorded stock-based compensation expense in SG&A for each of the periods covered by our consolidated statements of operations as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Years Ended Last Day of February,
	2009	2008	2007

Stock options	$1,331	$1,007	$595
Employee stock purchase plan	157	155	98
Share-based payment expense	1,488	1,162	693
Less income tax benefits	(88)	(192)	(196)
Share-based payment expense, net of income tax benefits	$1,400	$970	$497

Earnings per share impact of share-based payment expense:
Basic	$0.05	$0.03	$0.02
Diluted	$0.05	$0.03	$0.02

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the fiscal years 2009, 2008 and 2007:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Years Ended Last Day of February,
	2009	2008	2007

Weighted-average risk-free interest rate	2.8%	4.6%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average expected volatility	46.2%	38.1%	37.4%
Weighted-average expected life (in years)	3.80	3.95	4.52

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share based payments”) are determined.  The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share based payments.  The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to do so at this time.  Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share based payments.  The Company uses its historical experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination and holding period behavior for fair value expensing purposes.

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

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2006	6,923	$14.83	$5.52	4.83	$39,317
Granted	131	22.64	8.72
Exercised	(248)	(12.46)			1,939
Forfeited / expired	(55)	(21.25)
Outstanding at February 28, 2007	6,751	15.01	5.57	3.87	56,211
Granted	324	25.40	8.89
Exercised	(1,157)	(15.80)			13,465
Forfeited / expired	(95)	(20.60)
Outstanding at February 29, 2008	5,823	15.34	5.58	3.69	14,171
Granted	250	22.46	8.66
Exercised	(48)	(12.64)			302
Forfeited / expired	(1,189)	(16.82)
Outstanding at February 28, 2009	4,836	$15.37	$5.61	3.37	$1,039

Exercisable at February 28, 2009	4,261	$14.32	$5.22	2.88	$1,039

A summary of non-vested option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 28, 2006	429	$6.27
Granted	131	8.72
Vested or forfeited	(216)	(5.94)
Outstanding at February 28, 2007	344	7.41
Granted	324	8.89
Vested or forfeited	(123)	(7.01)
Outstanding at February 29, 2008	545	8.38
Granted	250	8.66
Vested or forfeited	(220)	(8.25)
Outstanding at February 28, 2009	575	$8.55

NOTE 9 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of our total unrecognized share-based compensation cost as of February 28, 2009 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)

Stock options	$4,113	38.5

The following table summarizes additional information about options outstanding at February 28, 2009:

SUMMARY OF OPTIONS OUTSTANDING AND EXERCISABLE

(actual number of shares)

		Outstanding Stock Options					Exercisable Stock Options
					Weighted-	Weighted-		Weighted-
					Average	Average		Average
					Remaining	Exercise		Exercise
	Number of	Price Range			Contractual	Price	Number of	Price
	Options	(per share)			Life (years)	(per share)	Options	(per share)

ISOs	22,500	$10.71	to	$11.78	3.30	$11.27	22,500	$11.27
	2,000	$13.00	to	$13.00	0.93	13.00	2,000	13.00
	21,000	$14.02	to	$17.28	2.11	14.64	18,300	14.25
	713,949	$17.76	to	$33.88	5.98	23.41	261,581	23.59
Total	759,449				5.78	$22.78	304,381	$22.04

Non-Qs	1,500,000	$7.09	to	$11.84	2.34	$9.93	1,500,000	$9.93
	1,000,000	$12.53	to	$13.13	3.19	12.83	1,000,000	12.83
	750,000	$14.47	to	$15.78	1.67	15.06	750,000	15.06
	594,127	$18.00	to	$27.37	4.89	21.92	474,657	21.70
Total	3,844,127				2.82	$13.54	3,724,657	$13.24

Directors’ Plan	40,000	$4.41	to	$11.84	2.06	$8.24	40,000	$8.24
	20,000	$12.53	to	$13.13	3.36	12.89	20,000	12.89
	12,000	$14.47	to	$14.94	3.01	14.78	12,000	14.78
	160,000	$21.47	to	$33.35	5.48	26.51	160,000	26.51
Total	232,000				4.58	$21.58	232,000	$21.58

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

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

Employment Contracts - We have entered into employment contracts with certain officers and employees. These agreements provide for minimum salary levels, severence and potential incentive bonuses. One agreement automatically renews itself each day for a new three-year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of our assets to an unaffiliated party, the officer will receive a cash payment for the balance of the obligations under the agreement within six months of separation from service. The expiration dates for these agreements range from July 10, 2009 to February 29, 2012.  The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2009, excluding incentive compensation, was $3.35 million.

On December 30, 2008, the Company’s Compensation Committee approved and the Company and Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, executed a Second Amendment to Mr. Rubin’s employment agreement, effective as of December 30, 2009.  The intent of the Amendment was to make the provisions of Mr. Rubin’s employment agreement comply with the applicable requirements of Sections 409A and 457A of the Internal Revenue Code of 1986, as amended.  The most substantive change was that prior to amendment, Mr. Rubin had the option to receive annual payments of certain obligations for three years from separation from service, or elect to receive a discounted cash lump sum payment of these obligation using prescribed interest rates to compute the discount.  The new amendment eliminates any election and requires a cash payment of the undiscounted balance of all obligations under the agreement within six months of separation from service.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in the Peoples’ Republic of China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest.  Over the last two years increasing labor costs, growing local inflation, the impact of energy prices on transportation and the appreciation of the Renminbi against the U.S. Dollar have exerted price pressure on our cost of goods sold.  Certain of our suppliers in China closed their operations due to economic conditions that put rapid upward pressure on their operating costs over the last twelve months. This caused disruptions in delivery of certain items and adversely affected appliance sales.  Although we have multiple sourcing partners for many of our products, we were unable to source certain items on a timely basis due to the rapid changes occurring with our Chinese suppliers.  We believe that the contraction in suppliers has been a widespread issue in our industry, but now appears to be stabilizing. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary, and we continue to explore expanding our sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives - We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note (6) included in the lines entitled “Accrued sales returns, discounts and allowances,” “Accrued advertising” and “Other” and is based on incentives applicable to sales up to the respective balance sheet dates.

Securities Class Action Litigation – An agreement was reached to settle the consolidated class action lawsuit filed on behalf of purchasers of our publicly traded securities against the Company, Gerald J. Rubin, the Company’s Chairman of the Board, President and Chief Executive Officer, and Thomas J. Benson, the Company’s Chief Financial Officer. In the consolidated action, the plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 thereunder. The class period stated in the complaint was October 12, 2004 through October 10, 2005.  The lawsuit was brought in the United States District Court for the Western District of Texas.

On June 19, 2008, the Court held a hearing at which it approved the terms of the settlement, the certification of the class for purposes of the settlement, and the award of attorney’s fees and costs related to the lawsuit.  The order approving the settlement became final on July 19, 2008.  Under the settlement, the lawsuit has been dismissed with prejudice in exchange for a cash payment of $4.50 million.  The Company’s insurance carrier paid the settlement amount and the Company’s remaining legal and related fees associated with defending the lawsuit because the Company had met its self-

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

insured retention obligation.  The Company and the two officers of the Company named in the lawsuit have denied any and all allegations of wrongdoing and have received a full release of all claims.

Other Matters - We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Preference Shares and Anti-takeover Provisions – On December 1, 2008 a Shareholders’ Rights Plan approved by our Board of Directors in fiscal year 1999, expired in accordance with its terms.

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 28, 2009, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)

		2010	2011	2012	2013	2014	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	6,699	2,023	2,327	2,349	-	-	-
Interest on floating rate debt (1)	32,385	8,925	7,453	5,489	4,508	4,508	1,502
Interest on fixed rate debt	1,629	733	516	299	81	-	-
Open purchase orders	67,622	67,622	-	-	-	-	-
Minimum royalty payments	80,322	7,090	6,345	6,090	5,861	5,397	49,539
Advertising and promotional	85,995	7,420	6,007	6,181	6,205	5,680	54,502
Operating leases	11,914	1,902	1,661	1,212	1,061	1,081	4,997
Total contractual obligations (2)	$498,566	$173,715	$27,309	$74,620	$20,716	$16,666	$185,540

(1)  As mentioned in Note (7) to these consolidated financial statements, the Company uses interest rate hedge agreements (the “swaps”)  in conjunction with its unsecured floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7 and 10 year Senior Notes at 5.89, 5.89 and 6.01 percent, respectively.   Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2009, we have recorded a provision for our uncertain tax positions of $2.90  million. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $2.25, $2.68 and $4.62 million for fiscal 2009, 2008 and 2007, respectively.

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table contains a summary of the components of other comprehensive income (loss) for each of the years covered by this report:

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
	Years Ended Last Day of February
	2009			2008			2007
			Net			Net			Net
	Pre-tax	Tax	of Tax	Pre-tax	Tax	of Tax	Pre-tax	Tax	of Tax

Change in unrealized holding loss on cash flow hedges - interest rate swaps	$(5,638)	$1,916	$(3,722)	$(10,429)	$3,546	$(6,883)	$(1,215)	$413	$(802)

Less: quarterly interest rate settlements reclassified to net earnings	4,217	(1,433)	2,784	(355)	121	(234)	(287)	98	(189)

Less: Gain on cancellation of swaps reclassified to net earnings	-	-	-	(163)	55	(108)	-	-	-
Subtotal	(1,421)	483	(938)	(10,947)	3,722	(7,225)	(1,502)	511	(991)

Change in unrealized holding gain (loss) on cash flow hedges - foreign currency contracts	2,204	(624)	1,580	(339)	102	(237)	(1,302)	162	(1,140)

Less: settlement gains (losses) and hedge ineffectiveness reclassified to net earnings	(1,141)	323	(818)	968	(291)	677	(679)	84	(595)
Subtotal	1,063	(301)	762	629	(189)	440	(1,981)	246	(1,735)

Change in unrealized losses on auction rate securities	(4,019)	1,366	(2,653)	-	-	-	-	-	-

Less: unrealized losses reversed on auction rate securities sold at par	1,342	(456)	886	-	-	-	-	-	-
Subtotal	(2,677)	910	(1,767)	-	-	-	-	-	-
Total other comprehensive income	$(3,035)	$1,092	$(1,943)	$(10,318)	$3,533	$(6,785)	$(3,483)	$757	$(2,726)

The following table contains a summary of the components of accumulated other comprehensive income (loss), net of tax:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Last Day of February,
	2009	2008

Accumulated net unrealized holding loss on cash flow hedges - interest rate swaps	$(9,154)	$(8,216)
Accumulated net unrealized holding gain (loss) on cash flow hedges - foreign currency contracts	627	(135)
Accumulated net unrealized loss on auction rate securities	(1,767)	-
Total accumulated other comprehensive loss	$(10,294)	$(8,351)

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

	May	August	November	February	Total (1)

Fiscal 2009:

Net sales	$145,003	$153,543	$185,619	$138,580	$622,745

Gross profit	63,021	65,144	73,544	53,693	255,402

Impairment charges	7,760	-	-	99,514	107,274

Net earnings (loss)	5,558	10,598	15,090	(88,039)	(56,793)

Earnings (loss) per share
Basic	0.18	0.35	0.50	(2.93)	(1.88)
Diluted	0.18	0.34	0.48	(2.93)	(1.88)

Fiscal 2008:

Net sales	$140,170	$157,924	$210,348	$144,106	$652,548

Gross profit	60,018	68,226	90,068	63,383	281,695

Impairment charges	-	-	4,983	-	4,983

Gain on sale of land	-	-	(3,609)	-	(3,609)

Net earnings	10,117	18,253	22,842	10,297	61,509

Earnings per share
Basic	0.33	0.60	0.74	0.34	2.01
Diluted	0.32	0.56	0.73	0.33	1.93

(1)  Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 13 - FOURTH QUARTER CHARGES/TRANSACTIONS

Fiscal 2009 - As more fully discussed in Note (3) to these consolidated financial statements, as a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated shareholders’ equity balance at November 30, 2008.  If a company’s total market capitalization remains below its consolidated shareholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.

The impairment testing for the fourth quarter of fiscal 2009 was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to the projections and discount rates upon which our annual impairment tests were prepared during the first quarter of fiscal 2009.  The Company decreased its expected revenues in response to the reduction in consumer spending during the second half of fiscal 2009 and its expectation that depressed spending levels would persist into 2010.  Our projections assumed a continued but decelerating economic contraction through the first half of fiscal 2011, an economic recovery beginning in the second half of fiscal 2011 and general economic growth returning to slightly above mean levels in fiscal

NOTE 13 - FOURTH QUARTER CHARGES/TRANSACTIONS

years 2012 through 2014.  Additionally, the Company increased the market participant discount rates used in its analysis because management believes that the lending market and the restrained liquidity in the current environment have increased the cost of capital.  In determining the extent to which to change its assumptions, management considered consumer spending trends and the anticipated impact on each reporting unit as well as the market cost of capital for comparable companies for each reporting unit.

As a result, the Company recorded non-cash impairment charges of $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  This consisted of non-cash, pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit, and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care and Hair Care Solutions reporting unit.  The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, and other market conditions reflecting the continued deterioration of the domestic and global economies and the declines in retail sales activity.   No impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.

In the fourth quarter of fiscal 2009, the Company reversed $2.73 million of incentive compensation it had accrued throughout the year, due to the impact of the Company’s fourth quarter impairment charges on a management incentive plan.

Fiscal 2008 - In April 2008, we resolved all outstanding tax issues in connection with audits of our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 which resulted in no adjustments to either year. As a result of the settlement, in the fourth quarter of fiscal 2008, we reversed $3.68 million representing the tax provisions, including interest and penalties previously established for those years. Of the $3.68 million, we credited $1.36 million to the fiscal 2008 tax provision and $2.32 million to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year share-based compensation expense that was allowed upon audit. Also in the fourth quarter of fiscal 2008, we increased our deferred tax valuation allowance $0.98 million to account for operating loss carryforwards in certain tax jurisdictions whose benefits we believe we will not be able to utilize.

Fiscal 2007 -  Our results for the fourth quarter of fiscal 2007 did not contain any transactions of a non-routine nature.

NOTE 14 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2009, 2008 AND 2007

(in thousands)

	Personal
2009	Care	Housewares	Total

Net sales	$447,244	$175,501	$622,745
Operating income before impairment and gain	41,432	25,626	67,058
Impairment charges	107,274	-	107,274
Operating income (loss)	(65,842)	25,626	(40,216)
Identifiable assets	466,590	354,717	821,307
Capital, license, trademark and other intangible expenditures	1,914	3,945	5,859
Depreciation and amortization	9,055	5,130	14,185

	Personal
2008	Care	Housewares	Total

Net sales	$488,414	$164,134	$652,548
Operating income before impairment and gain	42,523	31,401	73,924
Impairment charges	4,983	-	4,983
Gain on sale of land	3,609	-	3,609
Operating income	41,149	31,401	72,550
Identifiable assets	552,329	359,664	911,993
Capital, license, trademark and other intangible expenditures	3,183	4,526	7,709
Depreciation and amortization	9,448	4,850	14,298

	Personal
2007	Care	Housewares	Total

Net sales	$497,824	$137,108	$634,932
Operating income	42,530	27,886	70,416
Identifiable assets	554,295	351,977	906,272
Capital, license, trademark and other intangible expenditures	4,912	2,483	7,395
Depreciation and amortization	9,430	4,871	14,301

Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, foot powder, body powder and skin care products.   Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  We use third-party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.

We compute operating income for each segment based on net sales, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.

NOTE 14 - SEGMENT INFORMATION, CONTINUED

During the first quarter of fiscal 2007, we completed the transition of our Housewares segment’s operations to our internal operating systems and our new distribution facility in Southaven, Mississippi.  For the fiscal year ended February 28, 2007, we allocated expenses totaling $12.75 million to the Housewares segment, some of which were previously absorbed by the Personal Care segment.

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

Housewares Segment Expense Allocation

(dollars in thousands)

	(New Method)		(Prior Method)
	2009	2008	2007

Distribution expense	$15,382	$14,031	$7,541
Other operating and corporate overhead expense	7,142	6,901	5,212
Total allocated expenses	$22,524	$20,932	$12,753

Expense allocation as a percentage of Housewares segment’s net sales:
Distribution and sourcing expense	8.8%	8.5%	5.5%
Other operating and corporate overhead expense	4.1%	4.2%	3.8%
Total allocated expenses	12.8%	12.8%	9.3%

We do not allocate other items of income and expense, including income taxes to operating segments.

Our domestic and international net sales from third parties and long-lived assets for the years ended the last day of February are as follows:

	Years Ended Last Day of February
	2009	2008	2007

NET SALES FROM THIRD PARTIES:
United States	$476,147	$505,817	$511,786
International	146,598	146,731	123,146
Total	$622,745	$652,548	$634,932

LONG-LIVED ASSETS:
United States	$113,631	$123,624	$131,933
Barbados	307,099	391,851	374,798
Other international	4,124	754	26,323
Total	$424,854	$516,229	$533,054

The table above classifies assets based upon the country where we hold legal title, as opposed to the country where we utilize the assets.

Sales to our largest customer and its affiliates accounted for approximately 17, 19 and 21 percent of our net sales in fiscal 2009, 2008 and 2007, respectively.   No other customers accounted for ten percent or more of net sales during those fiscal years.

Sales within the U.S. to this same customer and its affiliates were 85, 86 and 92 percent during fiscal 2009, 2008 and 2007, respectively.

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

The FASB issued FASB Staff Position FSP 157-2 that delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2010 year. The Company’s financial assets and liabilities adjusted to fair value at February 28, 2009 are money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.  These assets and liabilities are subject to the measurement and disclosure requirements of SFAS 157.  The Company adjusts the value of these instruments to fair value each reporting period.  No adjustment to retained earnings resulted from the adoption of SFAS 157.

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$82,674	$82,674	$-	$-
Trading securities	570	570	-	-
Auction rate securities	19,973	-	-	19,973
Foreign currency contracts	819	-	819	-
Total	$104,036	$83,244	$819	$19,973

Liabilities:
Interest rate swaps	$13,870	$-	$13,870	$-

NOTE 15 – FAIR VALUE, CONTINUED

Money market accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets and are classified as Level 1 assets.  Trading securities are also classified as Level 1 assets because they consist of certain publicly traded stocks that are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date.

We use derivatives for hedging purposes pursuant to SFAS 133, and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy.

At February 28, 2009, we held $19.97 million of ARS, classified as “Long-term investments” on our consolidated balance sheet with underlying maturities from 20 to 37 years and 97 percent of the aggregate collateral (student loans) guaranteed by the U.S. government under the Federal Family Education Loan Program.

Throughout fiscal 2009, these ARS were subject to failed auctions that affected our ability to access the funds in the near term.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security and this rate is generally higher than the current market rate.  The securities will continue to accrue interest and to be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At May 31, 2008, we concluded that the illiquidity in the ARS market was not a temporary market condition. We intended to reduce our remaining holdings as soon as practicable, but believed it unlikely that we could liquidate all of our holdings within twelve months.  Accordingly, we reclassified all remaining ARS as non-current assets held for sale under the heading “Long-term investments” in our consolidated balance sheet and the Company determined that original cost no longer approximated fair value.

As a result of the lack of liquidity in the ARS market, during the fiscal year ended February 28, 2009, we recorded pre-tax unrealized losses on our ARS totaling $2.68 million, which is reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet net of related tax effects of $0.91 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  Between February 29, 2008 and February 28, 2009, we liquidated $41.18 million of these securities at par.

During the quarter ended August 31, 2008, we developed a series of discounted cash flow models and began using them to value our ARS.   Some of the inputs factored into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability-based estimate of the time the principal will become available to us. The principal can become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have recommenced and are successful; and (3) the principal has reached maturity.

NOTE 15 – FAIR VALUE, CONTINUED

The table below presents a reconciliation of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended February 28, 2009:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

Auction Rate Securities

(in thousands)

Balance at February 29, 2008	$-
Transfers into Level 3 at August 31, 2008	47,067
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive loss	(1,169)
Sales at par	(25,925)
Balance at February 28, 2009	$19,973

Total gains or losses included in earnings for the fiscal year ended February 28, 2009	$-
Cumulative change in gross unrealized gains or (losses) relating to assets still held at the reporting date	$(2,677)

NOTE 16 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2009, 2008 and 2007, 16.9, 16.8 and 14.8 percent of our net sales were in foreign currencies.  These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statement of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($5.21), $0.53 and $0.46 million in SG&A and $0.62, $0.22 and $0.19 million in income tax expense during fiscal years 2009, 2008 and 2007, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.

We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts

NOTE 16 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.

For transactions we designate as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in other comprehensive income (loss) (“OCI”). These amounts are subsequently recognized in SG&A in the consolidated statement of operations in the same period as the forecasted transactions close out over the remaining balance of their terms.  The ineffective portion of the change in fair value (arising from the change in the difference between the spot rate and the forward rate) is recognized in the period it occurred.  These amounts are also recognized in SG&A in the consolidated statement of operations.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S.  Dollars for British Pounds in notional amounts and terms that effectively froze the $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds and we discontinued their classification as cash flow hedges.  These forward contracts had originally been designated as cash flow hedges.  In accordance with Derivatives Implementation Group (DIG) Issue No. G3 - Discontinuation of a Cash Flow Hedge, the net gain related to the discontinued cash flow hedges will continue to be reported in OCI as it is probable that the forecasted transactions will occur generally by the originally specified time period.  Therefore, at February 28, 2009, a portion of the deferred gains related to the combined group of derivatives remains in OCI and is currently expected to be reclassified into earnings when the underlying contracts settle over dates ranging from May 15, 2009 through August 17, 2009.

Interest Rate Risk – Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents, temporary and long-term investments and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of February 28, 2009 is both floating and fixed.  Fixed rates are in place on $12 million of Senior Notes at 7.24 percent and floating rates are in place on $200 million of debt that resets as described in Note (7) of these consolidated financial statements, but have been effectively converted to fixed rate debt using the interest rate swaps described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).   We have three interest rate swaps that convert an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7 and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent.  In these transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 1.47 percent as of February 28, 2009 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, we lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.   Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly at the same time interest payments are made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated statement of operations.

NOTE 16 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

The following table summarizes our open forward contracts and interest rate swap contracts and indicates whether they are designated as cash flow hedges or ordinary hedges at the end of fiscal 2009 and 2008:

FOREIGN CURRENCY AND INTEREST RATE SWAP CONTRACTS

February 28, 2009
									Weighted	Market Value
								Weighted	Average	of the
				Range of Maturities			Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional				Spot Rate at	February 28,	Forward Rate	at February	U.S. Dollars
Type	to Deliver	Amount	Contract Date	From	To	Contract Date	2009	at Inception	28, 2009	(Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	$7,011,000	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	($1,298)
Subtotal										$819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($931)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($3,772)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				($9,167)
Subtotal										($13,870)

Total Fair Value										($13,051)

February 29, 2008
									Weighted	Market Value
								Weighted	Average	of the
				Range of Maturities			Spot Rate at	Average	Forward Rate	Contract in
Contract	Currency	Notional				Spot Rate at	February 29,	Forward Rate	at February	U.S. Dollars
Type	to Deliver	Amount	Contract Date	From	To	Contract Date	2008	at Inception	29, 2008	(Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£5,000,000	11/28/2006	12/11/2008	1/15/2009	1.9385	1.9885	1.9242	1.9440	($99)
Sell	Pounds	£5,000,000	4/17/2007	2/17/2009	8/17/2009	2.0000	1.9885	1.9644	1.9281	$182
Subtotal										$83

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($2,506)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				($3,462)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				($6,481)
Subtotal										($12,449)

Total Fair Value										($12,366)

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

NOTE 16 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

Risks Inherent in Cash, Cash Equivalents, Temporary and Long-term Investments – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Temporary and long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, temporary and long-term investments at the end of fiscal 2009 and 2008:

CASH, CASH EQUIVALENTS, TEMPORARY AND LONG-TERM INVESTMENTS

(in thousands)

	Last Day of February
	2009		2008
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$18,575	0.0 to 3.00%	$6,872	0.0 to 5.40%
Cash held in interest and non interest-bearing operating accounts - restricted	1,426	0.0 to 7.00%	701	-
Commercial paper	-	-	1,785	3.15 to 3.19%
Money market accounts	82,674	0.35 to 6.00%	48,493	2.00 to 6.00%
Total cash and cash equivalents	$102,675		$57,851

Auction rate securities - collateralized by student loans	$19,973	1.95% to 8.67%	$63,825	4.50 to 9.90%

Our cash balances at February 28, 2009 and February 29, 2008 include restricted cash of $1.43 and $0.70 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts — restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 20 to 37 years).  At February 28, 2009, 97 percent of the aggregate collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and to be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

At February 29, 2008, these securities were valued at their original cost and classified as current assets in the consolidated balance sheet under the heading “Temporary investments,” which we believed was appropriate based on the circumstances and level of information we had at that time.  Between February 29, 2008 and February 28, 2009, we have liquidated $41.18 million of these securities at par. Each of the remaining securities in our portfolio has been subject to failed auctions. These failures in the auction process have affected our ability to access these funds in the near term.   At May 31, 2008, we concluded that the illiquidity in the ARS markets was not a temporary phenomenon. At that time, we decided to continue to reduce our remaining holdings as soon as practicable, but believed it unlikely that we could liquidate all of our holdings within twelve months.  Accordingly, we reclassified all remaining ARS as non-current assets

NOTE 16 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

held for sale under the heading “Long-term investments” in our consolidated balance sheet and the Company determined that original cost no longer approximates fair value.

As a result of the lack of liquidity in the ARS market, during the fiscal year ended February 28, 2009, we recorded pre-tax unrealized losses on our ARS totaling $2.68 million, which is reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet net of related tax effects of $0.91 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.

Under FSP 115-1 and FSP 124-1, an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss on the available-for-sale ARS to be temporary based primarily on the following: (1) as of the balance sheet date, the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers; and (5) the presence of collateral guarantees by the U.S. government under the Federal Family Education Loan Program. If it becomes probable that the Company will not receive 100 percent of the principal and interest with respect to any of the ARS, or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge in the consolidated statement of operations.

NOTE 17 - 401(k) DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees.  Total matching contributions made to these savings plans for the fiscal years ended 2009, 2008 and 2007 were $0.65, $0.71 and $0.47 million, respectively.

NOTE 18 – REPURCHASE OF HELEN OF TROY SHARES

During the quarter ended August 31, 2003, our Board of Directors approved a resolution authorizing the purchase, in the open market or through private transactions, of up to 3,000,000 common shares over an initial period extending through May 31, 2006.  On April 25, 2006, our Board of Directors approved a resolution to extend the existing plan to May 31, 2009.  On October 15, 2008, the Board of Directors approved a resolution to add 3,000,000 shares to the existing shares authorized for repurchase and to extend the repurchase program through October 31, 2011.

For the fiscal years ended 2009 and 2008, we repurchased and retired 574,365 and 1,095,392 shares at a total purchase price of $7.42 and $26.00 million, and an average purchase price of $12.91 and $23.74 per share, respectively.  We did not repurchase any shares during fiscal 2007. From September 1, 2003 through February 28, 2009, we have repurchased 3,233,593 common shares at a total cost of $79.03 million, or an average price per share of $24.44.  An additional 2,766,407 common shares remain authorized for purchase under this plan as of February 28, 2009.   The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2008	9,302	$15.65	9,302	3,050,632
January 1 through January 31, 2009	122,881	11.15	122,881	2,927,751
February 1 through February 28, 2009	161,344	10.14	161,344	2,766,407
Total	293,527	$10.74	293,527	2,766,407

NOTE 19 – SIGNIFICANT CHARGE AGAINST ALLOWANCE FOR DOUBTFUL ACCOUNTS

On May 2, 2008, Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million.  For the fiscal quarter ended May 31, 2008, a bad debt provision charge of $3.88 million was made to SG&A and we established a specific allowance of the same amount to account for the portion of the receivable we estimated to be uncollectible.  For the fiscal quarter ended August 31, 2008, we charged the remaining $0.29 million unreserved balance of Linens’ pre-petition accounts receivables to our bad debt provision and wrote off the resulting 100 percent reserved balance as uncollectable.   During the fiscal quarter ended November 30, 2008, Linens announced plans to liquidate by December 31, 2008.  We expect no further sales to Linens and we have fully collected all post-petition receivables as of the quarter ended November 30, 2008.  Linens was a significant customer of the Company with net sales for fiscal 2009 of $0.55 million and $7.24 million for the Personal Care and Housewares segments, respectively, compared to net sales of $1.30 million and $17.30 million in the same segments, respectively, for fiscal 2008.

NOTE 20 – SUBSEQUENT EVENTS (UNAUDITED)

On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents and formulas for Infusium 23® hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  Infusium 23® has a heritage of over 80 years and its shampoos, conditioners and leave-in treatments have an established reputation for product performance with stylists and consumers. We will market Infusium 23® products into both retail and professional trade channels.  We have begun the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at	Charged to
	Beginning	cost and	Charged to		Balance at
Description	of Year	expenses (1)	revenues	Deductions (2)	End of Year

Year ended February 28, 2009
Allowance for accounts receivable	$1,331	$5,643	$-	$5,058	$1,916

Year ended February 29, 2008
Allowance for accounts receivable	$1,002	$1,411	$-	$1,082	$1,331

Year ended February 28, 2007
Allowance for accounts receivable	$850	$586	$-	$434	$1,002

(1)  Represents periodic charges to the provision for doubtful accounts.

(2)  Represents write offs of doubtful accounts net of recoveries of previously reserved amounts.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND      FINANCIAL DISCLOSURE

The Company began seeking proposals for audit services after KPMG LLP (“KPMG”) ceased maintaining an office in El Paso, Texas, the headquarters of the Company’s U.S. operations.  The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company evaluated and analyzed several proposals for such auditing services. On May 15, 2007, the Audit Committee notified KPMG that it would not recommend that the Company’s shareholders appoint KPMG as the Company’s independent auditor and registered public accounting firm, subject to the requirements of Bermuda Law, at the next annual general meeting of shareholders.  Bermuda company law provides that the Company’s independent auditor may not be removed before the expiration of its term of office other than by the Company’s shareholders acting at a general meeting at which general meeting the Company’s shareholders must appoint another auditor for the remainder of its term of office. KPMG’s current term was scheduled to expire at the Company’s annual general meeting proposed for August 2007. In order to facilitate the transition of audit services for fiscal year 2008, KPMG notified the Company on May 15, 2007 that they resigned as the independent auditor and registered public accounting firm of the Company.  KPMG’s resignation created a casual vacancy. Bermuda company law provides that in the event of a casual vacancy in the position of auditor, the Company’s Audit Committee may appoint a new auditor to fill such vacancy in accordance with the authority delegated to it by the Company’s Board of Directors.

During the Company’s fiscal year ended February 28, 2007, and subsequent interim period through May 15, 2007, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to KPMG’s satisfaction, would have caused them to make reference in conjunction with their opinion to the subject matter of the disagreement.   There were also no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report of KPMG on the consolidated financial statements of the Company and subsidiaries as of and for the year ended February 28, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as set forth in the following sentence.  KPMG’s report on the consolidated financial statements of the Company and subsidiaries as of and for the year ended February 28, 2007, contained a separate paragraph stating, “As discussed in Note (9) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective March 1, 2006.”

The audit report of KPMG on management’s assessment of effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of February 28, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 18, 2007, the Company engaged Grant Thornton LLP as the Company’s auditor and independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ending on or after February 29, 2008. Our Audit Committee has approved the appointment of Grant Thornton LLP for fiscal 2009 and fiscal 2008.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2009.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under “Item 8, Financial Statements and Supplementary Data” of this report on pages 71 through 72, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2009 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 70 of this report

	2.	Financial Statement Schedule: See “Schedule II” on page 124 of this report

	3.	Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

3.1

Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).

3.2

Bye-Laws, as Amended (incorporated by reference to Exhibit 3.2 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007).

10.1†		Form of Directors’ and Executive Officers’ Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).
10.2

Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation’s Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the “November 1992 10-Q”)).

10.3		Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).
10.4		Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).
10.5		Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.6

First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”).

10.7

First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”).

10.8		First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.9		First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.10

Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996 filed with the Securities and Exchange Commission on January 14, 1997).

10.11†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.12†

Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 filed with the Securities and Exchange Commission on October 15, 1999 (the “August 1999 10-Q”)).

10.13†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).
10.14

Master License Agreement dated October 21, 2002, between The Procter & Gamble Company and Helen of Troy Limited (Barbados) (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

10.15†

Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.16

Credit Agreement, dated June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.17

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

10.19†

Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005).

10.20

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

10.21†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.22†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.23 of Helen of Troy Limited’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, filed with the Securities and Exchange Commission on May 13, 2008 (the “2008 10-K”).

10.23†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 of the 2008 10-K).
10.24

Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2005 10-Q).

10.25

First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2005 10-Q).

10.26†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.27†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.28†	Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the 2008 Proxy Statement).
10.29

Fourth Amendment to Credit Agreement, dated as of December 15, 2008 among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008).

10.30†

Second Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2009).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Gerald J. Rubin
Gerald J. Rubin, Chairman,
Chief Executive Officer and Director
May 14, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer May 14, 2009
May 14, 2009

/s/ Richard J. Oppenheim	/s/ Stanlee N. Rubin
Richard J. Oppenheim	Stanlee N. Rubin
Financial Controller and Principal Accounting	Director
Officer	May 14, 2009
May 14, 2009

/s/ Byron H. Rubin	/s/ Gary B. Abromovitz
Byron H. Rubin	Gary B. Abromovitz
Director	Director, Deputy Chairman of the Board
May 14, 2009	May 14, 2009

/s/ John B. Butterworth	/s/ Adolpho R. Telles
John B. Butterworth	Adolpho R. Telles
Director	Director
May 14, 2009	May 14, 2009

/s/ Darren G. Woody	/s/ Timothy F. Meeker
Darren G. Woody	Timothy F. Meeker
Director	Director
May 14, 2009	May 14, 2009

INDEX TO EXHIBITS

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

3.1

Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 33-73594, filed with the Securities and Exchange Commission on December 30, 1993 (the “1993 S-4”)).

3.2

Bye-Laws, as Amended (incorporated by reference to Exhibit 3.2 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007).

10.1†	Form of Directors’ and Executive Officers’ Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the 1993 S-4).
10.2

Revlon Consumer Products Corporation (RCPC) North American Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.31 to Helen of Troy Corporation’s Quarterly Report on Form 10-Q for the period ending November 30, 1992 (the “November 1992 10-Q”)).

10.3	Revlon Consumer Products Corporation (RCPC) International Appliances License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.32 to the November 1992 10-Q).
10.4	Revlon Consumer Products Corporation (RCPC) North American Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.33 to the November 1992 10-Q).
10.5	Revlon Consumer Products Corporation (RCPC) International Comb and Brush License Agreement dated September 30, 1992 (incorporated by reference to Exhibit 10.34 to the November 1992 10-Q).
10.6

First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”).

10.7

First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”).

10.8	First Amendment to RCPC International Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.28 to the 1993 10-K).
10.9	First Amendment to RCPC International Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.29 to the 1993 10-K).
10.10

Guaranteed Senior Notes and $40,000,000 Guaranteed Senior Note Facility (incorporated by reference to Exhibit 10.23 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending November 30, 1996 filed with the Securities and Exchange Commission on January 14, 1997).

10.11†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.12†

Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 filed with the Securities and Exchange Commission on October 15, 1999 (the “August 1999 10-Q”)).

10.13†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).
10.14

Master License Agreement dated October 21, 2002, between The Procter & Gamble Company and Helen of Troy Limited (Barbados) (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

10.15†

Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.16

Credit Agreement, dated June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.17

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

10.19†

Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005).

10.20

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

10.21†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.22†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.23 of Helen of Troy Limited’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, filed with the Securities and Exchange Commission on May 13, 2008 (the “2008 10-K”).

10.23†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 of the 2008 10-K).
10.24

Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2005 10-Q).

10.25

First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2005 10-Q).

10.26†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.27†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.28†	Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the 2008 Proxy Statement).
10.29

Fourth Amendment to Credit Agreement, dated as of December 15, 2008 among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008).

10.30†

Second Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2009).

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