Form 10-Q
period 2009-05-31
HELEN OF TROY LTD
filed 2009-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2009
Common Shares, $0.10 par value per share	30,069,821 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX — FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	May 31, 2009	February 28, 2009

Assets
Current assets:
Cash and cash equivalents	$49,304	$102,675
Trading securities, at market value	784	570
Receivables - principally trade, less allowance of $1,697 and $1,916	105,220	103,548
Inventories	168,305	169,780
Prepaid expenses	3,888	2,819
Income taxes receivable	5,799	4,051
Deferred income tax benefits	11,800	13,010
Total current assets	345,100	396,453

Property and equipment, net of accumulated depreciation of $53,979 and $51,607	81,923	83,946
Goodwill	185,831	166,131
Trademarks, net of accumulated amortization of $241 and $240	129,926	111,227
License agreements, net of accumulated amortization of $18,754 and $18,479	15,742	16,017
Other intangible assets, net of accumulated amortization of $9,596 and $8,602	37,195	16,416
Long-term investments	19,285	19,973
Deferred income tax benefits	749	1,618
Other assets, net of accumulated amortization of $3,598 and $3,447	9,596	9,526
Total assets	$825,347	$821,307

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$78,000	$78,000
Accounts payable, principally trade	29,911	33,957
Accrued expenses and other current liabilities	57,814	60,295
Total current liabilities	165,725	172,252

Long-term compensation liability	2,245	3,459
Long-term income taxes payable	1,655	2,903
Long-term debt, less current portion	134,000	134,000
Total liabilities	303,625	312,614

Commitments and contingencies

Shareholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,069,821 and 29,878,988 shares issued and outstanding	3,007	2,988
Additional paid-in-capital	110,228	105,627
Retained earnings	419,159	410,372
Accumulated other comprehensive loss	(10,672)	(10,294)
Total shareholders’ equity	521,722	508,693
Total liabilities and shareholders’ equity	$825,347	$821,307

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2009	2008

Net sales	$143,873	$145,003
Cost of sales	85,364	81,982
Gross profit	58,509	63,021

Selling, general, and administrative expense	39,322	45,595
Operating income before impairment charges	19,187	17,426

Impairment charges	-	7,760
Operating income	19,187	9,666

Other income (expense):
Interest expense	(3,460)	(3,453)
Other income, net	442	915
Total other income (expense)	(3,018)	(2,538)

Earnings before income taxes	16,169	7,128

Income tax expense (benefit):
Current	(560)	579
Deferred	2,220	991
Net earnings	$14,509	$5,558

Earnings per share:
Basic	$0.49	$0.18
Diluted	$0.47	$0.18

Weighted average common shares used in computing net earnings per share:
Basic	29,879	30,217
Diluted	30,578	31,017

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$14,509	$5,558
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	3,878	3,445
Provision (benefit) for doubtful receivables	187	3,588
Share-based compensation	117	269
Unrealized gain on securities	(214)	(2)
Deferred taxes	2,212	971
Gains on the sale of property and equipment	(14)	(110)
Impairment charges	-	7,760
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(1,859)	(12,456)
Inventories	1,475	(4,715)
Prepaid expenses	(1,069)	(1,605)
Other assets	(220)	(498)
Accounts payable	(4,019)	(8,560)
Accrued expenses	(3,525)	(10,457)
Income taxes payable	(1,098)	(1,743)
Net cash provided (used) by operating activities	10,360	(18,555)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(651)	(2,472)
Business acquisitions	(60,000)	-
Sale of investments	-	15,250
Proceeds from the sale of property and equipment	30	973
Net cash (used) provided by investing activities	(60,621)	13,751

Cash flows from financing activities:
Proceeds from exercise of stock options, net	14	116
Common share repurchases	(419)	(2,886)
Payment of tax obligation resulting from cashless option exercise	(2,712)	-
Share-based compensation tax benefit	7	19
Net cash used by financing activities	(3,110)	(2,751)
Net decrease in cash and cash equivalents	(53,371)	(7,555)
Cash and cash equivalents, beginning of period	102,675	57,851
Cash and cash equivalents, end of period	$49,304	$50,296

Supplemental cash flow disclosures:
Interest paid	$3,235	$3,160
Income taxes paid (net of refunds)	$643	$2,284
Common shares received as exercise price of options	$11,992	$-

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2009

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2009 and February 28, 2009, and the results of our consolidated operations for the three month periods ended May 31, 2009 and 2008. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data.

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

Note 2 – New Accounting Pronouncements

New Accounting Standards Currently Adopted

Accounting for Business Combinations – In the first quarter of fiscal 2010, we adopted FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  SFAS No. 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) became applicable to us for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.  On March 31, 2009, we acquired certain assets, trademarks, customer lists, distribution rights, patents and formulas for Infusium 23® hair care products (the “Infusium acquisition” or “Infusium”) from The Procter & Gamble Company, which will be accounted for under SFAS No. 141(R).  Note 10 to these consolidated condensed financial statements contains additional information regarding the Infusium acquisition.

Disclosures about Derivative Instruments and Hedging Activities - In the first quarter of fiscal 2010, we adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 became effective for us beginning in the first quarter of fiscal 2010.   Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities its adoption had no effect on our consolidated financial position, results of operations or cash flows.  Note 18 to these consolidated condensed financial statements contains certain disclosures related to the adoption of SFAS 161.

Useful Lives of Intangible Assets - In the first quarter of fiscal 2010, we adopted FASB Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 removes the requirement to consider whether an intangible asset’s legal or contractual life can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements and any factors that would require adjustment of such assumptions from historical experience.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP 142-3 became effective for us beginning in the first quarter of fiscal 2010.  Note 10 to these consolidated condensed financial statements contains certain disclosures related to the adoption of FSP 142-3.

Fair Value Measurements -  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date for us of certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) related to our other non-financial assets and liabilities until the beginning of the first quarter of fiscal 2010.  Therefore, in the first quarter of fiscal 2010, we adopted SFAS No. 157 for other nonfinancial assets and liabilities. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows.  Note 16 to these consolidated condensed financial statements contains certain disclosures related to the adoption SFAS No. 157 for other nonfinancial assets and liabilities.

New Accounting Standards Subject to Future Adoption

Recognition and Presentation of Other-Than-Temporary Impairments – In April 2009, the FASB issued FASB Staff Position FSP 115-2 and 124-2, “Recognition of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”).  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. In addition, the FSP requires that the annual disclosures required by FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), including the aging of securities with unrealized losses, be made for interim periods.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.   FSP 115-2 and 124-2 are effective for interim periods and fiscal years ending after June 15, 2009.  We do not expect the adoption of FSP 115-2 and 124-2 to have a material impact on our consolidated financial statements.

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

Disclosures about the Fair Value of Financial Instruments – In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1 and APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1 and APB 28-1 do not change the accounting treatment for these financial instruments and are effective for interim periods and fiscal years ending after June 15, 2009.

Subsequent Events - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which established principles and requirements for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The statement defines the period after the balance sheet date during which the Company should evaluate such events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize such events or transactions in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009.

Accounting Standards Codification - In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) guidance, and related literature. After that date, only one level of authoritative U.S.  GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S.  GAAP.  Instead, it introduces a new structure for organizing U.S. GAAP guidance. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009.

Note 3 – Litigation

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   The effect of dilutive securities was approximately 699,700 and 800,000 shares for the three month periods ended May 31, 2009 and 2008, respectively.  All dilutive securities during these periods consisted of stock options which were issued under our stock option plans. There were options to purchase common shares that were outstanding but not included in the computation of earnings per share because the exercise prices of such options were greater than the average market prices of our common shares. The common shares subject to these options totaled approximately 1,751,500 and 1,920,900 at May 31, 2009 and 2008, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended May 31,
	2009	2008

Net earnings, as reported	$14,509	$5,558
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps	790	3,638
Cash flow and ordinary hedges - foreign currency	(714)	56
Unrealized losses - auction rate securities	(454)	(996)
Comprehensive income	$14,131	$8,256

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	May 31,	February 28,
	2009	2009
Accumulated net unrealized holding loss on cash flow hedges - interest rate swaps	$(8,364)	$(9,154)
Accumulated net unrealized holding gain (loss) on cash flow and ordinary hedges - foreign currency	(87)	627
Accumulated net temporary impairment loss on auction rate securities	(2,221)	(1,767)
Total accumulated other comprehensive loss	$(10,672)	$(10,294)

Note 6 – Segment Information

In the tables that follow, we present two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  We use third-party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells through beauty supply retailers and wholesalers.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended February 28, 2009.

The following tables contain segment information for the periods covered by our consolidated condensed statements of operations:

THREE MONTHS ENDED MAY 31, 2009 AND 2008

(in thousands)

	Personal
May 31, 2009	Care	Housewares	Total

Net sales	$101,185	$42,688	$143,873
Operating income before impairment charges	10,593	8,594	19,187
Impairment charges	-	-	-
Operating income	10,593	8,594	19,187
Capital, license, trademark and other intangible expenditures	119	532	651
Depreciation and amortization	2,503	1,375	3,878

	Personal
May 31, 2008	Care	Housewares	Total

Net sales	$106,531	$38,472	$145,003
Operating income before impairment charges	14,957	2,469	17,426
Impairment charges	7,760	-	7,760
Operating income	7,197	2,469	9,666
Capital, license, trademark and other intangible expenditures	616	1,856	2,472
Depreciation and amortization	2,239	1,206	3,445

Operating income for each operating segment is computed based on net sales, less cost of sales, selling, general, and administrative expenses (“SG&A”), and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment. The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT MAY 31, 2009 AND FEBRUARY 28, 2009

(in thousands)

	Personal
	Care	Housewares	Total

May 31, 2009	$458,677	$366,670	$825,347
February 28, 2009	466,590	354,717	821,307

Note 7 – Significant Charge against Allowance for Doubtful Accounts

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

Note 8 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2009	2009

Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,061	65,028
Computer and other equipment	3 - 10	43,186	43,144
Molds and tooling	1 - 3	9,130	8,880
Transportation equipment	3 - 5	240	340
Furniture and fixtures	5 - 15	8,451	8,385
Construction in process	-	761	703
		135,902	135,553
Less accumulated depreciation		(53,979)	(51,607)
Property and equipment, net		$81,923	$83,946

During the quarter ended May 31, 2008, we sold a fractional share of a corporate jet for $0.97 million and recognized a pretax gain of $0.10 million.

Depreciation expense was $2.46 million and $2.53 million for the three month periods ended May 31, 2009 and 2008, respectively.

Note 9 – Intangible Assets

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We perform an annual impairment review of goodwill and other intangible assets during the first quarter of each fiscal year. We also test for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount as required by SFAS 142 and 144.  Any asset deemed to be impaired is written down to its fair value.

Annual Impairment Testing in the First Quarter of Fiscal 2010 - Because an extensive analysis was completed for the fourth quarter of fiscal 2009, the Company performed an abbreviated evaluation of its goodwill and indefinite-lived intangible assets for impairment in the first quarter of fiscal 2010.  The Company abbreviated its evaluation because it believes that macroeconomic factors, specifically the decline in consumer demand and consumer confidence, did not deteriorate meaningfully during the first quarter of fiscal 2010.  Macroeconomic factors and market conditions, namely the sustained decline of the Company’s total market capitalization below the Company’s consolidated equity late in the third quarter of fiscal 2009 through the first half of the first quarter of fiscal 2010, were originally contributing factors to our determination that interim testing was necessary in the fourth quarter of fiscal 2009.  However, the Company’s latest projected sales and operating income for its reporting units available at the end of the first quarter of fiscal 2010 did not vary significantly relative to previous estimates determined in the fourth quarter of fiscal 2009 and certain values used in our impairment testing methodology were based on market prices which had improved over the quarter.   Also, the Company’s common share price recovered from the declines it experienced at the end of fiscal 2009.  These reasons, when considered together, caused us to conclude that further impairments had not occurred and extensive testing was not required for the quarter ended May 31, 2009.

Additional Impairment Testing in the Fourth Quarter of Fiscal 2009 - During the fourth quarter of fiscal 2009, the Company determined that interim impairment testing was necessary.  This impairment testing was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to previous impairment tests.  The Company decreased its expected revenues in response to the reduction in consumer spending during the second half of fiscal 2009 and its expectation that depressed spending levels would persist into fiscal 2010.  Our projections assumed a continued but decelerating economic contraction through the first half of fiscal 2011, an economic recovery beginning in the second half of fiscal 2011 and general economic growth returning to slightly above mean levels in fiscal years 2012 through 2014. As a result of this interim testing, total non-cash impairment charges of $99.51 million ($99.06 million after tax) were recorded in the fourth quarter of fiscal 2009.  This consisted of non-cash pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care and Hair Care Solutions reporting unit.

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated condensed statement of operations as a component of operating income.  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

INTANGIBLE ASSETS

(in thousands)

			Gross
			Carrying					Net Book
			Amount at	Three Months Ended May 31, 2009				Value at
		Estimated	February 28,			Acquisition	Accumulated	May 31,
Type / Description	Segment	Life	2009	Additions	Impairments	Adjustments	Amortization	2008

Goodwill:
OXO	Housewares	Indefinite	$166,131	$-	$-	$-	$-	$166,131
Infusium	Personal Care	Indefinite	-	19,700	-	-	-	19,700
			166,131	19,700	-	-	-	185,831

Trademarks:
OXO	Housewares	Indefinite	75,554	-	-	-	-	75,554
Brut	Personal Care	Indefinite	17,400	-	-	-	-	17,400
Infusium	Personal Care	Indefinite	-	18,700	-	-	-	18,700
All other - definite lives	Personal Care	[1]	338	-	-	-	(241)	97
All other - indefinite lives	Personal Care	Indefinite	18,175	-	-	-	-	18,175
			111,467	18,700	-	-	(241)	129,926

Licenses:
Seabreeze	Personal Care	Indefinite	10,300	-	-	-	-	10,300
All other licenses	Personal Care	8 - 25 Years	24,196	-	-	-	(18,754)	5,442
			34,496	-	-	-	(18,754)	15,742

Other:
Patents, customer lists and non-compete agreements	Housewares	2 - 14 Years	20,329	173	-	-	(8,023)	12,479
	Personal Care	3 - 9 Years	4,689	21,600	-	-	(1,573)	24,716
			25,018	21,773	-	-	(9,596)	37,195

Total			$337,112	$60,173	$-	$-	$(28,591)	$368,694

[1] Includes one fully amortized trademark and one trademark with an estimated life of 30 years.

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ended May 31, 2009 and 2008, respectively, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2010 through 2015.

AMORTIZATION OF INTANGIBLES

(in thousands)

Aggregate Amortization Expense
For the three months ended

May 31, 2009	$1,270
May 31, 2008	$771

Estimated Amortization Expense
For the fiscal years ended

February 2010	$5,685
February 2011	$5,249
February 2012	$5,135
February 2013	$5,040
February 2014	$4,552
February 2015	$4,546

NOTE 10 - Acquisitions and New Trademark License Agreements

Infusium Acquisition - On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23® hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  Given that Infusium constitutes an integrated set of activities and assets, capable of being conducted and managed for the purpose of providing a return in the form of economic benefits to our investors, we have accounted for the acquisition as the purchase of a business, and have recorded the excess purchase price as goodwill, which is partially deductible for income tax purposes in the jurisdiction in which the asset is held.  Infusium has a heritage of over 80 years and its shampoos, conditioners, and leave-in treatments have an established reputation for product performance with stylists and consumers. The acquisition is a significant addition to the Company’s Grooming, Skin Care and Hair Care solutions product portfolio which should require minimal additional staffing and infrastructure. We are marketing Infusium products into both retail and professional trade channels.  We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based on an independent appraisal. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected lives of 9.0 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Infusium products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Infusium acquisition consists largely of the distribution network, marketing synergies, and economies of scale expected to occur from the addition of the new product line. The following schedule presents the acquisition date fair value of the net assets of Infusium:

INFUSIUM 23® - ASSETS ACQUIRED ON MARCH 31, 2009

(in thousands)

Goodwill	$19,700
Trademarks	18,700
Patent rights	600
Customer list	21,000
Total assets acquired	$60,000

We accounted for the acquisition under SFAS No. 141(R), which we adopted on March 1, 2009.  The fair values of the assets acquired were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in SFAS No. 157. Key assumptions include (1) a discount rate of 13.5 percent, (2) a terminal value based on long-term sustainable growth rates of 2 percent and an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiple of 7.0, (3) financial multiples of companies operating in similar markets as Infusium, and (4) adjustments for control premiums that market participants might consider when estimating the fair value of the Infusium business.

Ogilvie Acquisition - On October 10, 2008, we acquired from Ascendia Brands, Inc. the trademarks, customer lists, distribution rights, formulas, and inventory of the Ogilvie® brand of home permanent and hair-straightening products for a cash purchase price of $4.77 million.  In addition, upon acquisition, we recorded an additional $0.35 million of liabilities that we expect we will incur as a result of pre-acquisition operations. The products acquired are sold through our Personal Care segment.  We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon the fair value of the assets acquired.  Based upon the fair values, we assigned the acquired trademarks indefinite economic lives and will amortize the distribution rights over an expected life of 15 years and the customer list over an expected life of 4.2 years.

The following schedule presents the assets acquired at closing and our allocation of the initial purchase price:

OGILVIE® - BRAND ASSETS ACQUIRED ON OCTOBER 10, 2008

(in thousands)

Inventories	$521
Trademarks	2,275
Distribution rights	761
Customer list	1,560
Total assets acquired	5,117
Less: Current liabilities recorded at acquisition	(352)
Net assets acquired	$4,765

Note 11 – Short Term Debt

We entered into a five year revolving credit agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders.  The Revolving Line of Credit Agreement provides for a total commitment of up to $50 million, subject to certain limitations as discussed below.

Borrowings under the Revolving Line of Credit Agreement accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness (including the subject funding on such dates) less unrestricted cash on hand in excess of $15 million to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended.  The credit line allows for the issuance of letters of credit up to $15 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.375 percent per annum on the face value of the letter of credit. Outstanding letters of credit reduce the borrowing limit dollar for dollar.  We did not draw on the Revolving Line of Credit Agreement during the fiscal quarter ended May 31, 2009.  As of May 31, 2009, there were no revolving loans and $1.33 million of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement limits our total outstanding indebtedness from all sources less unrestricted cash on hand in excess of $15 million to no more than 3.0 times the latest twelve months’ trailing EBITDA.  As of May 31, 2009, our loan covenants effectively limited our ability to incur more than $116.19 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares.  As of May 31, 2009, we were in compliance with the terms of the Revolving Line of Credit Agreement and our other debt agreements.

Note 12 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)
	May 31, 2009	February 28, 2009

Accrued sales returns, discounts and allowances	$19,002	$21,235
Accrued compensation	5,473	4,487
Accrued advertising	5,129	5,606
Accrued interest	2,215	2,140
Accrued royalties	3,427	3,513
Accrued professional fees	782	1,053
Accrued benefits and payroll taxes	1,422	1,455
Accrued freight	1,163	912
Accrued property, sales and other taxes	1,054	660
Foreign currency contracts	171	(819)
Interest rate swaps	12,672	13,870
Other	5,304	6,183
Total accrued expenses and other current liabilities	$57,814	$60,295

Note 13 – Product Warranties

The Company’s products are under warranty against defects in material and workmanship for a maximum of two years. We have established accruals to cover future warranty costs of approximately $6.11 million and $6.94 million as of May 31, 2009 and February 28, 2009, respectively. We estimate our warranty accrual using historical trends, which we believe is the most reliable method by which we can estimate our warranty liability.  This liability is included in the line entitled “Accrued sales returns, discounts and allowances” in Note 12.

The following table summarizes the activity in the Company’s accrual for the three month period ended May 31, 2009 and fiscal year ended February 28, 2009:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)
	May 31,	February 28,
	2009	2009
	(Three Months)	(Year)

Balance at the beginning of the period	$6,940	$7,635
Additions to the accrual	3,085	16,685
Reductions of the accrual - payments and credits issued	(3,916)	(17,380)
Balance at the end of the period	$6,109	$6,940

Note 14 – Income Taxes

United States Income Taxes - During fiscal 2009, the IRS completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  In December 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $5.20 million of tax provisions in the third quarter of fiscal 2009, including interest and penalties previously established for fiscal 2005 and other years on the basis of the terms of the settlement.  Of the $5.20 million, $0.57 million was credited to tax expense and $4.63 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year share-based compensation expense that was deemed to be deductible under the audit and, when originally accrued, was charged against additional paid-in-capital.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The American Jobs Creation Act of 2004 (the “AJCA”) included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the U.S. after March 4, 2003. We completed our reincorporation in 1994; therefore, it is grandfathered by the AJCA.  Our ability to maintain our position that the parent company is not a Controlled Foreign Corporation (as defined under the U.S. Internal Revenue Code) is critical to the tax treatment of our non-U.S. earnings. A Controlled Foreign Corporation is a non-U.S. corporation whose largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the shares in such corporation. If a change of ownership were to occur such that the parent company became a Controlled Foreign Corporation, such a change could have a material negative effect on the largest U.S. shareholders and, in turn, on our business. Because our 1994 reincorporation is grandfathered by the AJCA, we presently expect to benefit from our capital structure.  However, future actions by taxing authorities may result in tax liabilities that are significantly higher or lower than the reserves established, which could have a material effect on our consolidated results of operations or cash flows.  Additionally, the U.S. Congress is currently considering several alternative proposed changes in the tax law that, if enacted, may increase our effective overall tax rate.

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

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of May 31, 2009, tax years under examination or still subject to examination by major tax jurisdictions for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years

Hong Kong	- None -	2007	-	2009
Mexico	- None -	2004	-	2008
United Kingdom	- None -	2008	-	2009
United States	- None -	2006	-	2009

The following table summarizes the net change to unrecognized tax benefits for three month period ended May 31, 2009:

UNRECOGNIZED TAX BENEFITS
(in thousands)

Unrecognized tax benefits balance at February 28, 2009	$2,903
Changes in tax positions taken during a prior year	(1,394)
Impact of foreign currency remeasurement on unrecognized tax benefits in the current year	146
Unrecognized tax benefits balance at May 31, 2009	$1,655

When there is uncertainty in a tax position taken or expected to be taken in a tax return, we record a liability for the amount of the position that could be challenged and overturned through any combination of audit, appeals or litigation processes.  We do not expect any material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three month periods ended May 31, 2009 and 2008 were 10.3 and 22.0 percent, respectively.

In any given period, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.

The following table shows the comparative impact of these items on our pretax earnings, tax expense, and our overall effective tax rates, for three month periods ended May 31, 2009 and 2008:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX EARNINGS, TAX EXPENSE AND EFFECTIVE TAX RATES
(dollars in thousands)
	Three Months Ended May 31,
	2009 - Increase (Decrease)			2008 - Increase (Decrease)
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax rates	Earnings	Expense	Tax rates

Impairment charges	$-	$-	0.0%	$(7,760)	$(155)	9.7%

Charge to allowance for doubtful accounts due to customer bankruptcy	-	-	0.0%	(3,876)	(1,360)	-3.2%

Gain on casualty insurance settlements	-	-	0.0%	2,702	67	-3.3%

For the three month period ended May 31, 2008, the net effect of the significant items shown above was to increase our effective tax rate by 3.2 percentage points.

In addition to the items shown above, other shifts in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Note 15 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original Date Borrowed	Interest Rates	Matures	May 31, 2009	February 28, 2009

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Principal of $3 million payable annually beginning July 2008.	07/97	7.24%	07/12	$12,000	$12,000

$75 million unsecured floating interest rate 5 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal was due and paid on June 29, 2009. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/09	75,000	75,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				212,000	212,000
Less current portion of long-term debt				(78,000)	(78,000)
Long-term debt, less current portion				$134,000	$134,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates as discussed later in this note.

During the first quarter of fiscal 2010, interest rate hedge agreements (the “swaps”) were in place for our floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes.  On June 29, 2009, our 5 year Senior Notes were paid in full.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7, and 10 Year Senior Notes at 5.89, 5.89, and 6.01 percent, respectively. Under the swaps, we agree with other parties to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that perfectly match our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  The swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain debt/EBITDA ratios and fixed charge coverage ratios, specifies minimum consolidated net worth levels and contains other customary covenants. As of May 31, 2009, our debt agreements effectively limited our ability to incur more than $116.19 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares.  As of May 31, 2009, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of operations:

INTEREST EXPENSE

(in thousands)

	Three Months Ended May 31,
	2009	2008

Interest and commitment fees	$1,366	$2,482
Deferred finance costs	151	144
Interest rate swap settlements	1,943	827
Total interest expense	$3,460	$3,453

Note 16 – Fair Value

On March 1, 2009, we adopted SFAS 157 for our non-financial assets and liabilities measured on a non-recurring basis in accordance with FSP 157-2.  We had previously adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels. The following is a brief description of those three levels:

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

The Company’s financial assets and liabilities, which are adjusted to fair value at the end of each reporting period presented in these consolidated condensed financial statements, are its commercial paper investments included in cash and cash equivalents, money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of May 31, 2009 and February 28, 2009:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	May 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$42,492	$42,492	$-	-
Trading securities	784	784	-	-
Auction rate securities	19,285	-	-	19,285
Total	$62,561	$43,276	$-	$19,285

Liabilities:
Foreign currency contracts	$171	$-	$171	$-
Interest rate swaps	12,672	-	12,672	-
Total	$12,843	$-	$12,843	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$82,674	$82,674	$-	-
Trading securities	570	570	-	-
Auction rate securities	19,973	-	-	19,973
Foreign currency contracts	819	-	819	-
Total	$104,036	$83,244	$819	$19,973

Liabilities:
Interest rate swaps	$13,870	$-	$13,870	$-

Commercial paper investments and money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.  Trading securities are also classified as Level 1 assets because they consist of certain publicly traded stocks which are stated on our consolidated condensed balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date.

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 19.3 to 36.5 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  As a result of the lack of liquidity in the ARS market, during fiscal 2009, we began to value our ARS using a series of discounted cash flow models.  Some of the inputs factored into the discounted cash flow models are unobservable in the market and have a significant effect on valuation.  As a result, our ARS are classified as Level 3 assets.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing illiquidity.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability-based estimate of the time the principal will become available to us. The principal can become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have recommenced and are successful; and (3) the principal has reached maturity.

We use derivatives for hedging purposes pursuant to SFAS 133, and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy.

The Company’s other non-financial assets for which the provisions of SFAS 157 are now effective include goodwill and other intangible assets. These assets are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material.

The table below presents a reconciliation for our assets measured and recorded at fair value on a recurring basis and other non-financial assets measured on a non-recurring basis using significant unobservable inputs for the three months ended May 31, 2009:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
(in thousands)
	Three Months Ended
	May 31, 2009
		Other
		Non-Financial
	ARS	Assets

Balance at beginning of period	$19,973	$-
Transfers into Level 3 at March 1, 2009	-	309,791
Total gains of (losses):
Included in earnings - realized	-	(1,270)
Included in other comprehensive loss - unrealized	(688)	-
Acquired during the period	-	60,173
Balance at end of period	$19,285	$368,694

Cumulative change in unrealized losses relating to assets still held at each reporting date, net of taxes	$(2,221)	$-

Note 17 – Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments at May 31, 2009 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2010	2011	2012	2013	2014	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1) (2)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	3,050	1,871	941	238	-	-	-
Interest on floating rate debt (1)	29,418	7,821	7,453	4,753	4,508	4,508	375
Interest on fixed rate debt	1,412	679	462	244	27	-	-
Open purchase orders	67,622	67,622	-	-	-	-	-
Minimum royalty payments	78,732	6,870	6,488	6,014	5,767	5,268	48,325
Advertising and promotional	84,792	7,015	6,618	6,225	6,038	5,731	53,165
Operating leases	11,569	1,936	1,629	1,117	1,059	1,091	4,737
Total contractual obligations (3)	$ 488,595	$ 171,814	$ 26,591	$ 71,591	$ 20,399	$ 16,598	$ 181,602

(1)        The Company uses interest rate hedge agreements (the “swaps”)  in conjunction with its unsecured floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 5, 7, and 10 year Senior Notes at 5.89, 5.89, and 6.01 percent, respectively, beginning September 29, 2006.   Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)        Our $75 million, 5 year Senior Notes were repaid in full on June 29, 2009.

(3)        In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2009, we have recorded a provision for our uncertain tax positions of $1.66 million. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.57 million and $0.74 million for the three month periods ended May 31, 2009 and 2008, respectively.

Note 18 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2009 and 2008, approximately 14 and 17 percent, respectively, of our net sales were in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statement of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three month periods ended May 31, 2009 and 2008, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $2.63 and $0.27 million, respectively, in SG&A and $0.12 and ($0.05) million, respectively, in income tax expense.

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

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S.  Dollars for British Pounds in notional amounts and terms that effectively froze the $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds and we discontinued their classification as cash flow hedges.  These forward contracts had originally been designated as cash flow hedges.  Under U.S. GAAP, the net gain related to discontinued cash flow hedges continues to be reported in OCI as long as it is likely that the forecasted transactions will continue to occur as scheduled.  Therefore, at May 31, 2009, a portion of the deferred gains related to the combined group of derivatives remains in OCI and is currently expected to be reclassified into earnings when the underlying contracts settle on August 17, 2009.

Interest Rate Risk – Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents, and investments, and the amount of interest expense we incur on any short-term and long-term borrowings.  Interest on our long-term debt outstanding as of May 31, 2009 is both floating and fixed.  Fixed rates are in place on $12 million of Senior Notes at 7.24 percent and floating rates are in place on $200 million of Senior Notes, which reset as described in Note 15, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).  During the first quarter of fiscal 2010,   we had three interest rate swaps that converted an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7, and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. Our 5 year Senior Notes were repaid in full on June 29, 2009. In the swap transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 1.23 percent as of May 31, 2009 on the same notional amount.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should interest rates continue to drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.  Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” (“AOCL”) in the accompanying consolidated condensed balance sheets and will not be reclassified into earnings until the conclusion of the hedge.  A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt.  The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts.  The settlement is recognized as a component of “Interest expense” in the consolidated condensed statements of operations.

The following table summarizes the fair values of our various derivative instruments at May 31, 2009 and February 28, 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
May 31, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	May 31, 2009	Forward Rate at Inception	at May 31, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£2,000,000	4/17/2007	8/17/2009		2.0000	1.6440	1.9609	1.6440	$634
Sell	Dollars	$3,498,000	9/3/2008	8/17/2009		1.7825	1.6440	1.7490	1.6437	(211)
Subtotal										423

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£4,000,000	5/27/2009	9/15/2009	12/15/2009	1.6040	1.6440	1.6027	1.6431	(162)
Sell	Canadian	$5,000,000	4/29/2009	10/15/2009	12/15/2009	0.8308	0.9173	0.8319	0.9184	(432)
Subtotal										(594)

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(222)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,824)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(8,626)
Subtotal										(12,672)

Total Fair Value										$(12,843)

February 28, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	February 28, 2009	Forward Rate at Inception	at February 28, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	£7,011,000	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	(1,298)
Subtotal										819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(931)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,772)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,167)
Subtotal										(13,870)

Total Fair Value										$(13,051)

The pre-tax effect of derivative instruments for the three months ended May 31, 2009 and 2008 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain \ (Loss)
	Recognized in OCI		Gain \ (Loss) Reclassified			Gain \ (Loss) Recognized
	(effective portion)		from AOCL as Income			as Income (1)
	2009	2008	Location	2009	2008	Location	2009	2008

Foreign currency contracts - ordinary and cash flow hedges	$(1,408)	$(25)	SG&A	$418	$-	SG&A	$(38)	$105
Interest rate swap contracts - cash flow hedges	3,140	4,685	Interest expense	(1,943)	827		-	-
Total	$1,732	$4,660		$(1,525)	$827		$(38)	$105

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing operating disbursement accounts.  Cash equivalents consist of money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, and long-term investments we held at May 31, 2009 and February 28, 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS
(in thousands)
	May 31, 2009		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$5,420	0.00 to 3.00%	$18,575	0.0 to 3.00%
Cash held in interest and non interest-bearing operating accounts - restricted	1,392	0.00 to 3.00%	1,426	0.0 to 7.00%
Money market accounts	42,492	0.24 to 6.32%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$49,304		$102,675

Long-term investments - auction rate securities	$19,285	0.00 to 2.01%	$19,973	1.95 to 8.67%

Our cash balances at May 31, 2009 and February 28, 2009 include restricted cash of $1.39 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 19.3 to 36.5 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are classified as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet.

At May 31, 2009 and February 28, 2009, we recorded pre-tax unrealized losses on our ARS of $3.36 and $2.68 million respectively, net of related tax effects of $1.14 and $0.91 million, respectively, which are reflected in AOCL in our accompanying consolidated condensed balance sheets. The recording of these unrealized losses are not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions. For the three months ended May 31, 2009, we did not liquidate any ARS.  For the three months ended May 31, 2008, we liquidated $15.25 million of ARS at par.

FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss on the available-for-sale ARS to be temporary based primarily on the following: (1) as of the balance sheet date, the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of deterioration in the financial performance, credit rating, or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers; and (5) the presence of collateral guarantees by the U.S. government under the Federal Family Education Loan Program.  If it becomes probable that the Company will not receive 100 percent of the principal and interest with respect to any of the ARS, or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge in the consolidated statement of operations.

Note 19 – Repurchase of Helen of Troy Common Shares

Our Board of Directors has authorized us to repurchase up to 1,956,240 shares in the open market or through private transactions as of May 31, 2009.  During the fiscal quarter ended May 31, 2009, we purchased and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price. In addition to open market purchases, during the fiscal quarter ended May 31, 2009, our chief executive officer tendered 762,519 common shares having a market value of $14.60 million as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a price of $19.15 per share.  The following schedule sets forth the purchase activity for the three months ended May 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2009

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2009	47,648	$8.80	47,648	2,718,759
April 1 through April 30, 2009	-	-	-	2,718,759
May 1 through May 31, 2009	762,519	19.15	762,519	1,956,240
Total	810,167	$18.54	810,167	1,956,240

Note 20 – Share-Based Compensation Plans

We have equity awards outstanding under two expired share-based compensation plans.  The expired plans consist of an employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”) and a non-employee director stock option plan adopted in 1995 (the “1995 Directors’ Plan”).

In fiscal 2009, our shareholders approved three new share-based compensation plans. The new plans consist of the Helen of Troy Limited 2008 Stock Incentive Plan, an employee stock option and restricted stock plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan, a non-employee director share-based award plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 Stock Purchase Plan”).  These plans are described below.  The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the NASDAQ Stock Market listing standards.

Expired Plans

The 1998 Plan covered a total of 6,750,000 common shares for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008. As of May 31, 2009, 3,584,076 common shares subject to options were outstanding under the plan.

The 1995 Directors’ Plan covered a total of 980,000 common shares for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common shares at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005. As of May 31, 2009, options to purchase 232,000 common shares were outstanding under the plan.

Active Plans

The 2008 Stock Incentive Plan covers a total of 750,000 common shares for issuance to key officers, employees, and consultants of the Company. The plan provides for the grant of options to purchase our common shares at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options, restricted stock, restricted stock units or other stock-based awards. Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, is currently not eligible to participate in the plan. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. As of May 31, 2009, options to purchase 461,650 shares remained available for issue and options to purchase 288,350 common shares were outstanding under the plan. The plan will expire by its terms on August 19, 2018.

The 2008 Directors’ Plan covers a total of 175,000 common shares for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of the Board of Directors.  Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. As of May 31, 2009, no awards have been granted under the 2008 Director’s Plan. The plan will expire by its terms on August 19, 2018.

The 2008 Stock Purchase Plan covers a total of 350,000 common shares for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our common shares. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. During the fourth quarter of fiscal 2009, plan participants acquired 15,482 common shares at a price of $8.53 per share.  As of May 31, 2009, 334,518 shares remained available for future issue under this plan. The plan will expire by its terms on September 1, 2018.

The Company recorded stock-based compensation expense in selling, general, and administrative expense for the three months ended May 31, 2009 and 2008, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)
	Three Months Ended May 31,
	2009	2008
Stock options	$117	$269
Employee stock purchase plan	-	-
Share-based payment expense	117	269
Less income tax benefits	(7)	(19)
Share-based payment expense, net of income tax benefits	$110	$250

Earnings per share impact of share based payment expense:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

The share based payment expense for the three months ended May 31, 2009 includes the period’s expense of $0.38 million offset by a pre-tax cumulative effect adjustment of $0.26 million arising from a change in our estimates of forfeiture rates and expected exercise terms, based upon a review of historical option activity completed during the first quarter of fiscal 2010.  The effect of these changes in estimates on future periods is not expected to be material.

The fair value of all share-based payment awards are estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three months ended May 31, 2009 and 2008:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Three Months Ended May 31,
	2009	2008
Weighted average fair value of grants (in dollars)	$7.81	$3.43
Weighted-average risk-free interest rate	1.72%	1.87%
Dividend yield	0.00%	0.00%
Weighted-average expected volatility	50.52%	47.71%
Weighted average expected life (in years)	4.20	3.38

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share-based payments”) are determined.  The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share-based payments.  The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to at this time.  Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share-based payments.  The Company uses its historical experience to estimate the expected life of each stock option grant and also to estimate the impact of exercise, forfeitures, termination, and holding period behavior for fair value expensing purposes.

The 2008 Stock Purchase Plan shares vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

A summary of option activity for the period ended May 31, 2009, and changes during the three months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2009	4,836	$15.37	$5.61	3.37	$1,039
Granted	288	18.82
Exercised	(1,001)	(11.99)			7,156
Forfeited / expired	(19)	(20.16)
Outstanding at May 31, 2009	4,104	$16.42	$5.80	4.13	$17,700

Exercisable at May 31, 2009	3,284	$15.15	$5.19	3.36	$17,440

A summary of non-vested option activity as of May 31, 2009, and changes during the three months then ended is as follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 28, 2009	575	$8.55
Granted	288	7.81
Vested or forfeited	(43)	(9.31)
Outstanding at May 31, 2009	820	$8.25

A summary of the Company’s total unrecognized share-based compensation cost as of May 31, 2009 is as follows:

UNRECOGNIZED SHARE BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
		Remaining
		Period of Expense
	Unearned	Recognition
	Compensation	(in months)
Stock options	$5,074	40.4

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009.

OVERVIEW OF THE QUARTER’S ACTIVITIES:

Our first fiscal quarter of each year is generally the quarter in which we experience our lowest sales averaging approximately 21.8 percent of the year’s total sales on a historical basis. Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third fiscal quarter.

Consolidated net sales for the fiscal quarter ended May 31, 2009 decreased 0.8 percent to $143.87 million compared to $145.00 million for the same period last year. Net sales in our Personal Care segment declined 5.0 percent for the three months ended May 31, 2009, when compared to the same period last year mainly due to continued weakness at retail as a result of declines in consumer confidence, consumer spending declines, an overall shift by consumers to spending on lower price point personal care items, and the negative impact of net foreign currency exchange rates.  In addition, during the first quarter of fiscal 2010, we lost some appliance placement due to branded competition and private label.  Net sales in our Housewares segment were up 11.0 percent for the three months ended May 31, 2009, when compared to the same period last year.  Sales growth in Housewares was driven by continued growth in the dry food storage category and category line extensions.  During the fiscal quarter ended May 31, 2009, the Housewares segment also began earning royalties from strategic OXO brand licensing agreements with Staples Inc., the world’s largest office products company, and UCB S.A., a global biopharmaceutical leader. The products subject to these licensing arrangements are described in further detail under “Housewares Segment” on page 37.

For the fiscal quarter ended May 31, 2009, U.S. net sales contributed 3.3 percentage points of growth in net sales, or $4.81 million, offset by a 4.1 percentage point effect of declines in our international net sales, or $5.94 million, when compared with the same period last year.  Net foreign currency exchange rates reduced our international net sales by approximately $4.42 million due to an overall strengthening of the U.S. dollar in most of our foreign markets, compared to the same period last year.  Overall international sales were down with quarter over quarter net sales declines of 10.4, 10.2, and 29.9 percent in Canada, Europe and other, and Latin America, respectively.  Product costs have moderated in China, where we source a significant portion of our merchandise, and inbound transportation costs have declined.  However, we anticipate that we will not fully realize the benefits of these cost savings for approximately another six months due to the length of our sourcing lead times.

On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23® hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  Infusium has a heritage of over 80 years and its shampoos, conditioners, and leave-in treatments have an established reputation for product performance with stylists and consumers. The acquisition is a significant addition to the Company’s Grooming, Skin Care and Hair Care solutions product portfolio, which should require minimal additional staffing and infrastructure. We are marketing Infusium products in both retail and professional trade channels.  The fiscal quarter ended May 31, 2009 includes two months of Infusium net sales totaling $6.02 million.

Highlights of the three month period ended May 31, 2009 include the following:

•                  Consolidated net sales for the fiscal quarter ended May 31, 2009 decreased 0.8 percent to $143.87 million compared to $145.00 million for the same period last year. Our Housewares segment contributed growth of $4.2 million, or 2.9 percentage points, to consolidated net sales for the three month period ended May 31, 2009, when compared to the same period last year.  Growth in our Housewares segment’s net sales was offset by declines in our Personal Care segment’s net sales totaling $5.3 million, or 3.7 percentage points, to consolidated net sales for the three month period ended May 31, 2009, when compared to the same period last year.

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended May 31, 2009 decreased 2.8 percentage points to 40.7 percent compared to 43.5 percent for the same period last year.  The declines in gross profit margin occurred in our appliance product group where inventory acquired at last year’s higher prices continues to cycle through cost of sales.  All other product groups had flat to improved product margins.

•                  SG&A as a percentage of net sales decreased 4.1 percentage points to 27.3 percent for the fiscal quarter ended May 31, 2009 compared to 31.4 percent for the same period last year.  SG&A for the fiscal quarter ended May 31, 2009 includes net foreign exchange gains of $2.63 million, bad debt expense of $0.18 million and an insurance claim gain of $0.54 million, which resulted in a net favorable impact to SG&A of $2.99 million.  SG&A for the fiscal quarter ended May 31, 2008 includes net foreign exchange gains of $0.27 million, bad debt expense of $3.86 million and insurance claim gains of $2.70 million which resulted in a net unfavorable impact to SG&A of $0.89 million.  Excluding the impact of these specified items from both periods, SG&A as a percentage of net sales decreased 1.4 percentage points to 29.4 percent for the fiscal quarter ended May 31, 2009 compared to 30.8 percent for the same period last year.  SG&A excluding these items may be a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measure, on page 38.

•                  Operating income before impairment increased 1.3 percentage points to $19.19 million for the fiscal quarter ended May 31, 2009, compared to $17.43 million for the same period last year.

•                  Our net income was $14.51 million for the fiscal quarter ended May 31, 2009 compared to $5.56 million for the same period last year.  Our diluted earnings per share was $0.47 for the fiscal quarter ended May 31, 2009 compared to $0.18 per share for the same period last year.   Diluted earnings per share for the fiscal quarter ended May 31, 2008 includes the effects of non-cash intangible impairment charges, a charge to bad debt associated with the Linens bankruptcy, partially offset by gains on casualty insurance settlements.  Excluding these items from the comparison, diluted earnings per share was $0.47 for the fiscal quarter ended May 31, 2009 compared to $0.42 for the same period last year, which is an 11.9 percent improvement.  Earnings and related diluted earnings per share excluding the impact of significant items may be non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 46.

RESULTS OF OPERATIONS

Comparison of three month period ended May 31, 2009 to the same period ended May 31, 2008.

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008
Net sales
Personal Care Segment	$101,185	$106,531	$(5,346)	-5.0%	70.3%	73.5%
Housewares Segment	42,688	38,472	4,216	11.0%	29.7%	26.5%
Total net sales	143,873	145,003	(1,130)	-0.8%	100.0%	100.0%
Cost of sales	85,364	81,982	3,382	4.1%	59.3%	56.5%
Gross profit	58,509	63,021	(4,512)	-7.2%	40.7%	43.5%

Selling, general, and administrative expense	39,322	45,595	(6,273)	-13.8%	27.3%	31.4%
Operating income before impairment	19,187	17,426	1,761	10.1%	13.3%	12.0%
Impairment charges	-	7,760	(7,760)	*	0.0%	5.4%
Operating income	19,187	9,666	9,521	98.5%	13.3%	6.7%
Other income (expense):
Interest expense	(3,460)	(3,453)	(7)	0.2%	-2.4%	-2.4%
Other income, net	442	915	(473)	-51.7%	0.3%	0.6%
Total other income (expense)	(3,018)	(2,538)	(480)	18.9%	-2.1%	-1.8%
Earnings before income taxes	16,169	7,128	9,041	126.8%	11.2%	4.9%
Income tax expense	1,660	1,570	90	5.7%	1.1%	1.1%
Net earnings	$14,509	$5,558	$8,951	161.0%	10.1%	3.8%

*   Calculation is not meaningful

Consolidated sales:

Consolidated net sales for the fiscal quarter ended May 31, 2009 decreased 0.8 percent to $143.87 million compared to $145.00 million for the same period last year. Our Housewares segment contributed growth of $4.2 million, or 2.9 percentage points, to consolidated net sales for the three month period ended May 31, 2009, when compared to the same period last year.  Growth in our Housewares segment’s net sales was offset by declines in our Personal Care segment’s net sales totaling $5.3 million, or 3.7 percentage points, to consolidated net sales for the three month period ended May 31, 2009, when compared to the same period last year.

Net sales from acquisitions for the fiscal quarter ended May 31, 2009 contributed 5.4 percentage points to our sales growth.  Net sales from acquisitions included three months of net sales totaling $1.85 million from our Ogilvie® line of home permanent and hair-straightening products acquired in October 2008, and two months of net sales totaling $6.02 million of our Infusium 23® line of shampoos, conditioners, and leave-in hair treatments acquired on March 31, 2009.  This growth was offset by net sales declines in our core business (business owned and operated over the same fiscal period last year) of 6.2 percentage points, or $9.00 million.  Most of this decline was due to weak quarter over quarter performance in our appliances and accessories product groups for the reasons further discussed below.   The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Three Months Ended May 31,
	2009	2008
Prior year’s net sales for the same period	$145,003	$140,170

Components of net sales change
Core business net sales change	(9,003)	703
Net sales from acquisitions (non-core business net sales)	7,873	4,130
Change in net sales	(1,130)	4,833
Net sales	$143,873	$145,003
Total net sales growth	-0.8%	3.4%
Core business net sales change	-6.2%	0.5%
Net sales change from acquisitions (non-core business net sales change)	5.4%	2.9%

During the three month periods ended May 31, 2009 and 2008, we transacted approximately 14 and 17 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  The overall net impact of foreign currency changes was to reduce reported net sales in U.S. dollars by approximately $4.42 million and increase reported net sales approximately $1.29 million for the quarters ended May 31, 2009 and 2008, respectively.

Segment net sales:

Personal Care Segment - Net sales in the Personal Care segment for the first fiscal quarter decreased $5.35 million, or 5.0 percent to $101.19 million compared with $106.53 million for the same period last year.  Sales increases in grooming, skin care, and hair care solutions categories were more than offset by a decrease in appliances and accessories net sales, when compared to the same period last year.  Almost all of the $4.42 million negative impact of foreign currency changes on our net sales occurred in our appliance category.

Domestically, we operate in mature markets where we compete on product innovation, price, quality, and customer service. We continuously adjust our product mix, pricing, and marketing programs with the objective of maintaining, and, when possible, acquiring additional retail shelf space.  In some cases, we have been successful raising prices to customers, or passing on cost increases by moving customers to newer product models with enhancements that justify a higher price.  Sales price increases and product enhancements can have long lead times before their impact is realized.  Last fiscal year, we experienced significant price increases in raw materials such as copper, steel, plastics, and alcohol, and escalations in our inbound transportation costs as a result of petroleum pricing.  These prices have recently begun to moderate or decline, but are still impacting our cost of sales as the higher costs cycle through inventory.  The extent to which we will be able to maintain price increases, and the interplay with, and extent to which product costs will continue to moderate or decline further is uncertain. Accordingly it is difficult to predict the magnitude and timing of the benefits to be received as a result of recent general selling price and cost trends.

Our Personal Care segment has three major product categories and comments specific to each category follow:

•                  Appliances.  Products in this category include hair dryers, styling irons, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, and body massagers.  Net sales for the three month period ended May 31, 2009 declined 13.6 percent when compared to the same period last year.

For the quarter ended May 31, 2009, increases in average unit selling prices and changes in product mix had a  favorable 3.6 percent impact on net sales while a decrease in sales volume had a negative 17.2 percent impact on net sales, when compared to the same period last year. Net sales declines in this category were primarily due to continued weakness at retail as a result of declines in consumer confidence, consumer spending declines, an overall shift by consumers to spending on lower price point personal care items, and the negative impact of net foreign currency exchange rates.

Revlon®, Vidal Sassoon®, Hot Tools®, Dr. Scholl’s®, Gold ‘N Hot®, Bed Head®, Toni&Guy®, and Veet®  were key selling brands in this product line.

•                  Grooming, Skin Care, and Hair Care Solutions.  Products in this line include liquid and aerosol hair styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder, and skin care products. Net sales for the three month period ended May 31, 2009 increased 29.9 percent when compared against the same period last year.  For the quarter ended May 31, 2009, increases in sales prices and changes in product mix contributed approximately 23.1 percent to net sales growth and increases in sales volume contributed 6.8 percent to net sales growth.  Net sales growth in this category primarily resulted from a shift in the sales mix resulting from our acquisition of the Infusium and Ogilvie products, which sell at higher price points than other products we offer in this category, as well as the impact of volume increases from those acquisitions.

North American net sales increases were partially offset by double digit net sales decreases in our Latin American and European regions.   These regions are experiencing deeper recessionary contractions in consumer spending than in North America.  Net sales outside of North America were also negatively impacted by negative foreign currency exchange rate changes.

Brut®, Infusium 23®, Ammens®, Sea Breeze®, and Olgilvie® were key selling brands for this product line.

•                  Brushes, Combs, and Accessories.  Net sales for the three month period ended May 31, 2009 decreased 15.1 percent, when compared to the same period last year.  Unit volume decreases had a negative impact on net sales growth of 9.0 percent.  Unit volumes decreased primarily due to weak consumer demand and reductions in stock and the offerings in this category by retailers.  Unit price decreases had a negative impact on net sales of 6.1 percent.  Unit prices decreases resulted primarily from higher than normal levels of closeout selling.

Vidal Sassoon®, Revlon®, Karina®, and Belson Comare® were the key selling brands in this line.

Housewares Segment - Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.  During the fiscal quarter ended May 31, 2009, we also began to earn royalties from strategic brand licensing agreements with Staples Inc., the world’s largest office products company, and UCB S.A., a global biopharmaceutical leader.  Staples has begun selling an exclusive assortment of more than 30 OXO branded office products.  OXO and UCB S.A. have worked together to offer patients suffering from rheumatoid arthritis and related conditions a syringe with an ergonomic design that makes self injection easy to accomplish.   The syringe has been approved for use in the United States by the U.S. Food and Drug Administration.  While the Staples and UCB royalty revenue streams are not yet significant, we believe they have attractive long term growth potential and will add value to OXO’s brand equity by extending its reach into new consumer categories.

Net sales in the Housewares segment for the three month period ended May 31, 2009 increased 11.0 percent to $42.69 million compared to $38.47 million for the same period last year.  Unit volumes had a negative 2.7 percent impact on net sales.  This impact was offset by the combined effects of price increases and product mix changes, which contributed 13.7 percent to net sales growth.  Sales growth in Housewares was driven by continued growth in the dry food storage category and other category line extensions.   We expect to begin shipping a wet food storage line in the second half of fiscal 2010, which we believe will provide a significant opportunity for organic sales growth.

The Housewares segment’s performance continues to demonstrate resistance to recessionary trends; however, future sales growth in this segment of our business will be dependent on new product innovation, product line expansion, new sources of distribution, continued expansion of strategic brand licensing opportunities and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing within its traditional product categories and its current customer base amongst most tiers of retailers is extensive.  Accordingly, we expect a more moderate pace of sales growth in the future.

OXO Good Grips®, OXO SoftWorks® and OXO Steel® are the key selling brands in this product group.

Consolidated gross profit margins:

Consolidated gross profit as a percentage of net sales for the three month period ended May 31, 2009, decreased 2.8  percentage points to 40.7 percent compared to 43.5 percent for the same period last year. The declines in gross profit margin primarily occurred in our appliance product group where inventory acquired at last fiscal year’s higher prices continues to cycle through cost of sales.  Also, the strengthening of the U.S. Dollar, while reducing reported net sales, had no similar impact on cost of sales because we purchase most of our inventory in U.S. Dollars.  We estimate the impact of foreign currency changes on gross margin to account for 1.8 percentage points of our gross margin decline.  The most significant improvement in gross margins was in our Grooming, Skin Care, and Hair Care Solutions product group as a result of a shift in sales mix due primarily to the Infusium and Ogilvie acquisitions.  The products obtained in these acquisitions sell at higher per unit prices and provide more attractive gross profit margins than many of the existing brands we offer in the category.  All other product groups had flat or improved gross profit margins.  In all of our product categories we have been recently successful in obtaining price concessions from our vendors due to commodity price declines in raw materials and softness in wholesale demand.  We also continue to seek to reduce the cost to produce products.  Finally, the cost of inbound transportation has recently begun to decline.  However, we anticipate that we will not fully realize the benefits of these cost savings for approximately another six months due to the length of our sourcing lead times.

Selling, general, and administrative expense (“SG&A”):

For the fiscal quarter ended May 31, 2009, SG&A as a percentage of net sales decreased 4.1 percentage points to 27.3 percent compared to 31.4 percent for the same period last year.  The table below sets forth, for the periods indicated, the key components of SG&A as a percentage of net sales and as a year-over-year percentage change.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Selling, advertising and outbound freight	$15,182	$17,945	$(2,763)	-15.4%	10.6%	12.4%
Personnel, other than distribution	15,206	14,625	581	4.0%	10.6%	10.1%
Distribution centers and related personnel	6,223	6,756	(533)	-7.9%	4.3%	4.7%
Other general and administrative	5,704	5,380	324	6.0%	4.0%	3.7%
Bad debt expense	177	3,864	(3,687)	-95.4%	0.1%	2.7%
Foreign exchange gains	(2,626)	(273)	(2,353)	*	-1.8%	-0.2%
Insurance claim gains	(544)	(2,702)	2,158	-79.9%	-0.4%	-1.9%
Total SG&A	$39,322	$45,595	$(6,273)	-13.8%	27.3%	31.4%

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

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

SG&A, as reported	$39,322	$45,595	$(6,273)	-13.8%	27.3%	31.4%
Bad debt expense	(177)	(3,864)	3,687	-95.4%	-0.1%	-2.7%
Foreign exchange gains	2,626	273	2,353	*	1.8%	0.2%
Insurance claim gains	544	2,702	(2,158)	-79.9%	0.4%	1.9%
SG&A, without specified items	$42,315	$44,706	$(2,391)	-5.3%	29.4%	30.8%

*      Calculation is not meaningful

The Company believes that this non-GAAP measure provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP measure, in combination with the Company’s financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of specified items on SG&A.  The Company further believes that the specified items excluded from SG&A do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s U.S. GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  This non-GAAP measure is not prepared in accordance with U.S. GAAP, is not an alternative to U.S. GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Excluding the impact of the specified items shown in the previous table from both periods, SG&A as a percentage of net sales decreased 1.4 percentage points to 29.4 percent for the fiscal quarter ended May 31, 2009 compared to 30.8 percent for the same period last year.  The improvement in our costs are the continued result of:

•                  A decrease in advertising expenses, sales materials, and market and trade analysis costs.

•                  A decrease in sales commissions and outbound freight costs.

•                  Improved distribution costs, including the benefits of the elimination of certain cost intensive product labeling requirements for a significant portion of the Houseware segment’s shipments as a result of the Linens’ bankruptcy.

•                  The effects of a comprehensive cost reduction program, which impacted a variety of other general and administrative expenses, offset somewhat by certain inventory management, warehousing, and order management service fees paid to The Procter & Gamble Company for post acquisition services in connection with our first quarter 2010 Infusium shipments and increased intangible asset amortization as a result of the Infusium acquisition.

We continue to improve our operations and processes, which we believe will ultimately drive down costs.  We believe that our competitive position and the long term health of our business depends on fulfillment and transportation excellence.  Our operations with our retailers and, in particular, our large retailers are becoming increasingly intertwined.  As our operations become more intertwined with these retailers, we must offer an increased breadth and complexity of services in order to earn more shelf space and, thus, increase market share.  Consequently, it has become increasingly more expensive to do business with our customers and we expect this trend to continue.  Our Mississippi distribution center operations have grown to a level where we may experience capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year.  Due to these and other factors, we expect distribution costs improvements to continue to moderate over the balance of fiscal 2010.

Operating income by segment before impairment:

The following table sets forth, for the periods indicated, our operating income by segment before impairment and gain, as a year-over-year percentage change, and as a percentage of net sales:

OPERATING INCOME BY SEGMENT BEFORE IMPAIRMENT

(dollars in thousands)

	Quarter Ended May 31,				% of Segment Net Sales
	2009	2008	$ Change	% Change	2009	2008

Personal Care	$10,593	$14,957	$(4,364)	-29.2%	10.5%	14.0%
Housewares	8,594	2,469	6,125	*	20.1%	6.4%
Total operating income	$19,187	$17,426	$1,761	10.1%	13.3%	12.0%

*      Calculation is not meaningful

The Personal Care segment’s operating income before impairment decreased $4.36 million, or 29.2 percent for the fiscal quarter ended May 31, 2009, when compared to the same period last year.  The decrease was primarily the result of decreased appliance category net sales and gross profits due to a weak retail environment and foreign currency impacts.

The Housewares segment’s operating income before impairment increased $6.13 million for the fiscal quarter ended May 31, 2009, when compared to the same period last year.  The increase in operating income is due to an increase in net sales of $4.22 million over the same period last year, and the impact last year of the segment’s $3.72 million bad debt expense for the Linens retail chain bankruptcy, which was recorded in the fiscal quarter ended May 31, 2008.

Operating income before impairment for each operating segment is computed based on net sales, less cost of sales and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

Impairments:

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount.

During the fourth quarter of fiscal 2009, the Company determined that interim impairment testing was necessary.  This impairment testing was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to previous impairment tests.  The Company decreased its expected revenues in response to the reduction in consumer spending during the second half of fiscal 2009 and its expectation that depressed spending levels would persist into fiscal 2010.  Our projections assumed a continued but decelerating economic contraction through the first half of fiscal 2011, an economic recovery beginning in the second half of fiscal 2011, and general economic growth returning to slightly above mean levels in fiscal years 2012 through 2014. As a result of this interim testing, total non-cash impairment charges of $99.51 million ($99.06 million after tax) were recorded in the fourth quarter of fiscal 2009.  This consisted of non-cash pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care, and Hair Care Solutions reporting unit.

Because an extensive analysis was completed for the fourth quarter of fiscal 2009, the Company performed an abbreviated evaluation of its goodwill and indefinite-lived intangible assets for impairment in the first quarter of fiscal 2010.  The Company abbreviated its evaluation because it believes that macroeconomic factors, specifically the decline in consumer demand and consumer confidence, did not deteriorate meaningfully during the first quarter of fiscal 2010.  Macroeconomic factors and market conditions, namely the sustained decline of the Company’s total market capitalization below the Company’s consolidated equity late in the third quarter of fiscal 2009 through the first half of the first quarter of fiscal 2010, were originally contributing factors to our determination that interim testing was necessary in the fourth quarter of fiscal 2009 and the associated impairments such testing produced.  However, the Company’s projected sales and operating income for its reporting units available at the end of the first quarter of fiscal 2010 did not vary significantly relative to previous estimates determined in the fourth quarter of fiscal 2009 and certain values used in our impairment testing methodology are based on market prices which had improved over the quarter.   Also, the Company’s common share price recovered from the declines it experienced at the end of fiscal 2009.  These reasons, when considered together, caused us to conclude that further impairments had not occurred and extensive testing was not required for the quarter ended May 31, 2009.

For the interim impairment testing conducted as of February 28, 2009, the Company expanded its traditional impairment test methodology to give weight to methods that provide observable market information that management believes reflect the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units determined using the traditional discounted cash flow models (“DCF Models”).  These other methods included the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”).  Management believes that each method used has relative merits and that by using multiple methods, particularly in times of economic uncertainty, a better estimate of fair value is determined.

In applying weights to the various methods, the Company believes that its DCF Models capture management’s estimate regarding the results of its future prospects and its internal valuation for each reporting unit.  However, the Company also believes that there continues to be a divergence between management’s expectations for its reporting units’ prospects and the market’s expectations based on observable market information.  Accordingly, management believes that the Market Models may more accurately reflect the value that a buyer would assign to the reporting units in the current economic environment.  Because fair value needs to consider the value of a company from both the buy side and the sell side of a potential transaction, the weights we assigned to the DCF Models and the Market Models attempted to balance this divergence in points of view.   We believe that the market has embedded significant discounts for risk into its valuations, and that the weightings we have assigned attempt to recognize the appropriate risk premiums the market would assign to each reporting unit.

While the Personal Care’s Appliances and Accessories and Grooming, Skin Care, and Hair Care reporting units recorded impairment charges in the fourth quarter of fiscal 2009, the Housewares reporting unit was not impaired under the analysis because its fair value exceeded its carrying value.  Under the impairment analysis, the Housewares reporting unit’s estimated fair value of its total net assets (including goodwill, trademarks, and other intangible assets) of $407.00 million exceeded its $399.27 million carrying value.  In the case of the Housewares reporting unit, the Company assigned equal weights of 50 percent to the fair value estimates provided by the DCF Model and Market Models.

The key assumptions used in the Company’s DCF Model for the Housewares reporting unit were a 13.5 percent market participant discount rate and a compound average annual operating income growth rate (“CAGR”) of 12 percent for the five year forecast period.  The following analysis provides an indication of the reporting unit’s sensitivity to changes in these two factors, holding Market Model estimates and all other factors constant:

HOUSEWARES SEGMENT - SENSITIVITY OF ESTIMATED FAIR VALUES

(dollars in thousands)

		Fair Value
				1 Percent
		As Originally	1 Percent	Increase in
		Determined	Reduction in	Market
		at February	Operating Income	Participant
	Weight	28, 2009	Growth	Discount Rate

DCF Model estimate of fair value	50%	$464,000	$447,000	$428,000
Market model estimates of fair value	50%	$350,000	$350,000	$350,000
Weighted Average, rounded		$407,000	$398,500	$389,000

The tables below summarize the historical performance of the Housewares reporting unit as compared to current operating results and related assumptions used in the DCF Model estimate of its fair value.  The table sets forth the Housewares reporting unit’s operating income, which the Company’s management used in formulating its income growth estimates.  Operating income does not take into account the tax effects applied in determining earnings, as used in DCF Models, however, the Company believes the earnings and operating income growth rates would be substantially equivalent.

HOUSEWARES SEGMENT - KEY PERFORMANCE MEASURES AND DCF MODEL ASSUMPTIONS

(dollars in thousands)

Three Months Ended May 31,
						Operating		Operating
					Operating	Income Before		Income
					Income	Significant		Growth
		Net	Operating		Before	Item as a	Operating	Before
	Net	Sales	Income	Significant	Significant	Percentage	Income	Significant
	Sales	Growth (1)	As Reported	Item (2)	Item	of Net Sales	Growth (1)	Item (1)

2004	$21,255		$5,812	–	$5,812	27.3%
2005	26,875	26.4%	7,388	–	7,388	27.5%	27.1%	27.1%
2006	25,117	-6.5%	4,724	–	4,724	18.8%	-36.1%	-36.1%
2007	33,358	32.8%	5,429	–	5,429	16.3%	14.9%	14.9%
2008	38,472	15.3%	2,469	3,718	6,187	16.1%	-54.5%	14.0%
2009	42,688	11.0%	8,594	–	8,594	20.1%	248.1%	38.9%

5 Yr CAGR		15.0%	8.1%		8.1%

Years Ended Last Day of February,
						Operating		Operating
					Operating	Income Before		Income
					Income	Significant		Growth
		Net	Operating		Before	Item as a	Operating	Before
	Net	Sales	Income	Significant	Significant	Percentage	Income	Significant
	Sales	Growth (1)	As Reported	Item (2)	Item	of Net Sales	Growth (1)	Item (1)

2004	$86,506		$21,947	–	$21,947	25.4%
2005	101,398	17.2%	30,843	–	30,843	30.4%	40.5%	40.5%
2006	127,800	26.0%	34,118	–	34,118	26.7%	10.6%	10.6%
2007	137,108	7.3%	27,886	–	27,886	20.3%	-18.3%	-18.3%
2008	164,134	19.7%	31,401	–	31,401	19.1%	12.6%	12.6%
2009	175,501	6.9%	25,626	3,718	29,344	16.7%	-18.4%	-6.6%

5 Yr CAGR		15.2%	3.1%		6.0%

(1)   Reflects the percentage change in the performance measure compared to the same period in the prior year.

(2)         First quarter fiscal 2009 charge to bad debt expense due to the Linens retail chain bankruptcy, previously a significant customer of the Housewares reporting unit.  Operating income before significant item may be a non-GAAP financial measure contemplated by SEC Regulation G. Rule 100.  We used a measure that eliminates the effect of $3.72 million in bad debt expense because we believe it was unusual, not expected to occur in the normal course of operations, and provides more meaningful and normalized information about the Housewares reporting unit’s long term earnings trend.  This measure is reconciled to its applicable U.S. GAAP measure in the preceding tables.

For the fiscal quarter ended May 31, 2009, the Housewares reporting unit exceeded the operating plan used to prepare our DCF Model estimates.  Net sales for the quarter were $42.69 million compared to $37.55 million included in the DCF Model estimates while operating income was $8.59 million compared to $6.07 million included in the DCF Model estimates.   We acquired the Housewares reporting unit on June 1, 2004.  Since that time it has achieved annual net sales growth rates ranging from 6.9 to 26.0 percent with a compound average annual net sales growth rate (“CAGR”) of 15.2 percent over the last five fiscal years.  This compares to net sales growth rates ranging from 1.6 to 7.9 percent used to project the next five year’s revenue in the Company’s DCF Model estimates.  In preparing these estimates, the Company considered the relative strength of the Housewares reporting unit’s revenue, assuming a normal range of new product introductions and line extensions based upon historical levels.  We tempered the estimates based on our near term expectations for a relatively weak retail environment.  However, we also considered that the Housewares reporting unit has consistently demonstrated some resistance to recessionary trends.

The Housewares reporting unit has generated annual operating income growth rates ranging from -18.4 to 40.5 percent since its acquisition with an operating income CAGR of 3.1 percent over the last five fiscal years. The annual operating income growth rates excluding the significant item noted in the tables above ranged from –18.3 to 40.5 percent, with a five year CAGR of 6.0 percent.  This compares to net operating income growth rates ranging from 8.9 to 16.5 percent and a five year operating income CAGR of 12.0 percent used in the projections supporting our DCF estimates.  Our expectations for operating income growth are higher than historical results based upon its assessment of the following factors included in its plans:

•                  Net sales growth driven by category and geographic expansion, new product development within existing categories, and increased license fee revenues.

•                  Projected gross profit improvement through a combination of product cost decreases, customer price increases, continued improvement in product mix, and royalty revenue.  Projected increases in royalty revenue results in an increase to net sales with no additional cost of sales and minimal operating overhead, which improves gross profit and operating income as a percentage of net sales.  This is one of the factors contributing to projected operating income growth in excess of projected sales growth.

•                  Projected declines in outbound transportation costs based on the decrease in fuel prices.

•                  Projected distribution cost improvements due to the elimination of cost intensive product labeling requirements for a significant portion of this reporting unit’s shipments as a result of the Linen’s bankruptcy.

•                  Based on the capacity built into its existing operating structure, the Houseware’s reporting unit is expected to leverage future sales growth with minimal additional overhead expense.

Management believes that a significant portion of the decline in the Company’s common share price in the period of time surrounding February 28, 2009 was related to the deterioration in general economic conditions, a loss of consumer confidence, and instability in the financial markets, and was not reflective of the combined underlying future cash flows of all of its reporting units.  The analysis below compares the impact of stock prices on the Company’s estimated fair market value and compares this to both the estimated fair market value of the common shares implied by the total estimated fair market value of all of the reporting units used when performing the impairment analysis at February 28, 2009, and the respective carrying values for the Company at November 30, 2008, February 28, 2009 and May 31, 2009.

ESTIMATES OF FAIR VALUE OF HELEN OF TROY

(in thousands, except share values)

	At November 30, 2008	At February 28, 2009	At May 31, 2009	Implied By the Fair Values determined at February 28, 2009

Market price of our common shares (minority shareholder value)	$15.66	$10.04	$19.33	$12.65
x Weighted average control premium (1)	30.2%	30.2%	30.2%	30.2%
Controlling interest value of our common shares	20.39	13.07	25.17	16.47
Number of shares outstanding (2)	30,218	30,142	29,879	29,879
Controlling interest value of our equity	616,124	394,019	751,985	492,000
Outstanding debt (2)	212,000	212,000	212,000	212,000
Indicated fair market value of Helen of Troy	$828,124	$606,019	$963,985	$704,000

Carrying value of Helen of Troy	$810,609	$720,693	$733,722

(1)          The relative weighted average of the median control premiums for each reporting unit, assuming a financial buyer only, using comparable industry information from current published control premium studies.

(2)          Reflects the last reported number of shares outstanding for the quarter ended prior to the quarter for which fair value and carrying value of the Company is indicated. The use of this number in the Company’s calculation of fair value is based on management’s assumption that market participants would have used the same number in their own calculations, as it is the last publicly available number.

The preceding table shows the changes in market conditions between February 28, 2009 and May 31, 2009, and resulting higher market based fair values of all underlying assets.  In the Personal Care segment’s reporting units, all goodwill and a significant portion of the segment’s intangible assets were written off as of February 28, 2009.  The Company’s May 31, 2009 carrying values include the March 31, 2009 acquisition of the Infusium business.  For this acquisition, we recorded $19.7 million of goodwill, $18.7 million of trademarks, and $21.6 million of definite-lived intangible assets in our Grooming, Skin Care, and Hair Solutions reporting unit.  The value of these intangible assets were recorded at their fair values established by independent appraisal as of the acquisition date.  The Housewares reporting unit’s financial performance during the first quarter of fiscal 2010 indicates no need to adjust the Company’s previous projections as of the end of fiscal 2009.  Based on these factors, management concluded that no further testing for impairment for any reporting unit was required for the fiscal quarter ended May 31, 2009.

For both the goodwill and indefinite-lived intangible assets in the Housewares reporting unit, the recoverability of its carrying value is dependent upon the continued achievement of the Company’s projections and the continued execution of key initiatives related to revenue growth and improved profitability. However, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.  The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.  The Company believes that recent operating performance and the long-term growth strategy for the Housewares reporting unit continues to support the fair value conclusions reached at February 28, 2009 and May 31, 2009.

Interest expense and other income / (expense):

Interest expense for the three month period ended May 31, 2009 was $3.46 million compared to $3.45 million for the same period last year.  Interest expense remained almost level when compared to the previous period.  This was due to the combined effects of lower outstanding debt, offset by slightly higher deferred finance costs, higher loan commitment and higher letter of credit fees as a result of the amendment and extension of the term of our Revolving Line of Credit Agreement during the fourth quarter of fiscal 2009.

Other income, net, for the three month period ended May 31, 2009 was $0.44 million compared to $0.92 million for the same period last year.  The following table sets forth, for the periods indicated, the key components of other income and expense, as a year-over-year percentage change and as a percentage of net sales:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Quarter Ended May 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Interest income	$213	$918	$(705)	-76.8%	0.1%	0.6%
Unrealized gains on securities	215	1	214	*	0.1%	0.0%
Miscellaneous other income (expense)	14	(4)	18	*	0.0%	0.0%
Total other income	$442	$915	$(473)	-51.7%	0.3%	0.6%

*      Calculation is not meaningful

Interest income was lower for the three month period ended May 31, 2009, when compared to the same period last year due to lower interest rates earned and lower investable holdings.

Income tax expense:

Income tax expense for the three month period ended May 31, 2009 was 10.3 percent of earnings before income taxes compared to 22.0 percent for the same period last year.

In any given period, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern. The following table shows the comparative impact of these items on our pretax earnings, tax expense, and effective tax rates, for each of the periods covered by this report.

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

	Three Months Ended May 31,
	2009			2008
	Pretax	Tax	Effective	Pretax	Tax	Effective
	Earnings	Expense	Tax Rate	Earnings	Expense	Tax Rate

Pretax earnings and tax expense, as reported	$16,169	$1,660	10.3%	$7,128	$1,570	22.0%

Impairment charges	–	–	0.0%	7,760	155	2.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	–	–	0.0%	3,876	1,360	35.1%

Gain on casualty insurance settlements	–	–	0.0%	(2,702)	(67)	2.5%
Pretax earnings and tax expense, without significant items	$16,169	$1,660	10.3%	$16,062	$3,018	18.8%

Excluding the impact of significant items shown above, the fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high tax rate and low tax rate jurisdictions in which we conduct our business.  Pre-tax earnings and tax expense without significant items may be non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  A reconciliation of these measures to their applicable U.S. GAAP based measures is provided above, and an explanation of their nature and limitations is furnished below.

Net Earnings:

Our net income was $14.51 million for the fiscal quarter ended May 31, 2009 compared to $5.56 million for the same period last year.  Our diluted earnings per share was $0.47 for the fiscal quarter ended May 31, 2009 compared to $0.18 per share for the same period last year.   Diluted earnings per share for the fiscal quarter ended May 31, 2008 includes the effects of non-cash intangible impairment charges and a charge to bad debt associated with the Linens bankruptcy, partially offset by gains on casualty insurance settlements.  Excluding these items from the comparison, diluted earnings per share was $0.47 for the fiscal quarter ended May 31, 2009 compared to $0.42 for the same period last year, which is an 11.9 percent improvement.

IMPACT OF SIGNIFICANT ITEMS ON NET EARNINGS AND EARNINGS PER SHARE (“EPS”)

(dollars in thousands, except per share data)

	Three Months Ended May 31,
	Net Earnings		Basic EPS		Diluted EPS
	2009	2008	2009	2008	2009	2008

Net earnings as reported	$14,509	$5,558	$0.49	$0.18	$0.47	$0.18
Impairment charges, net of taxes	–	7,605	–	0.25	–	0.25
Charge to allowance for doubtful accounts due to customer bankruptcy, net of taxes	–	2,516	–	0.09	–	0.08
Gain on casualty insurance settlement, net of taxes	–	(2,635)	–	(0.09)	–	(0.09)
Earnings without significant items	$14,509	$13,044	$0.49	$0.43	$0.47	$0.42

Weighted average common shares used in computing
Basic and diluted earnings per share, as reported and without significant items			29,879	30,217	30,578	31,017

The tables shown above entitled “Impact of Significant Items on Effective Tax Rates” and “Impact of Significant Items on Net Earnings and Earnings per Share” report non-GAAP pre-tax earnings, tax expense, earnings, and earnings per share data which exclude specified significant items.   Non-GAAP pre-tax earnings, tax expense, earnings, and earnings per share data, as discussed in the preceding tables, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding U.S. GAAP-based measures presented in our consolidated statements of operations. The Company believes that its non-GAAP pre-tax earnings, tax expense, earnings, and earnings per share data provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP pre-tax earnings, tax expense, earnings, and earnings per share data, in combination with the Company’s financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on pre-tax earnings, tax expense, earnings, and earnings per share.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s U.S. GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP pre-tax earnings, tax expense, earnings, and earnings per share data is not prepared in accordance with U.S. GAAP, is not an alternative to U.S. GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of May 31, 2009 and May 31, 2008 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended May 31,
	2009	2008

Accounts Receivable Turnover (Days) (1)	68.4	68.5
Inventory Turnover (Times) (1)	2.2	2.4
Working Capital (in thousands)	$179,375	$242,813
Current Ratio	2.1 : 1	3.5 : 1
Debt to Equity Ratio (2)	40.6%	37.4%
Return on Average Equity (1)	-8.6%	10.3%

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

(2)             Total debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following line items when they appear on our consolidated condensed balance sheets: “Revolving line of credit”, “Current portion of long-term debt”, and “Long-term debt, less current portion.”

Operating activities:

Operating activities provided $10.36 million of cash during the first three months of fiscal 2010, compared to $18.56 million of cash used during the same period in fiscal 2009. The increase in operating cash flow was primarily due to a combination of higher earnings and the timing of fluctuations in working capital components, particularly accounts receivable, inventories, accounts payable, and accrued expenses.

Accounts receivable increased $1.67 million to $105.22 million as of May 31, 2009, compared to $103.55 million at the end of fiscal 2009. Accounts receivable turnover decreased slightly to 68.4 days at May 31, 2009 from 68.5 days at May 31, 2008. This calculation is based on a rolling five quarter accounts receivable balance.

Inventories decreased $1.48 million to $168.31 million as of May 31, 2009, compared to $169.78 million at the end of fiscal 2009. Inventory turnover decreased to 2.2 times at May 31, 2009 compared to 2.4 times for the same period at May 31, 2008. Our inventory levels are currently higher than we believe necessary as a result of the continuation of a weak domestic retail environment. As we mentioned in our Form 10-K for the year ending February 28, 2009, we continue to address this issue to bring our inventories to more desired levels.

Working capital decreased to $179.38 million at May 31, 2009, compared to $242.81 million at May 31, 2008. Our current ratio decreased to 2.1:1 at May 31, 2009, compared to 3.5:1 at May 31, 2008. The decline in our working capital and current ratio was primarily caused by $75 million, 5 year Senior Notes that matured in June 2009, which were classified as a current liability at May 31, 2009 and a long-term liability at May 31, 2008, and a reduction of $60 million in cash used to acquire Infusium on March 31, 2009. Our $75 million, 5 year Senior Notes were repaid in full on June 29, 2009.

Investing activities:

Investing activities used $60.62 million of cash during the three months ended May 31, 2009. Highlights of those activities follow:

•                For our Housewares segment, we spent $0.36 million on molds and tooling, and $0.17 million on patents.

•                We used $60.00 million of cash to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas for Infusium 23® hair care products for our Personal Care Segment.

Financing activities:

Financing activities used $3.11 million of cash during the three months ended May 31, 2009. Highlights of those activities follow:

•                We repurchased and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price.

•                Options to purchase 1,000,000 common shares were exercised during the fiscal quarter ended May 31, 2009 in a non-cash transaction in which our chief executive officer tendered 762,519 common shares having a market value of $14.60 million as payment of the exercise price and related federal tax obligations for the exercise of options. The exercise of these options resulted in the payment of $2.71 million of related federal income tax.

Revolving Line of Credit Agreement

We entered into a five year revolving credit agreement (“Revolving Line of Credit Agreement”), dated as of June 1, 2004, between Helen of Troy L.P., as borrower, and Bank of America, N.A. and other lenders. The Revolving Line of Credit Agreement provides for a total commitment of up to $50 million, subject to certain limitations as discussed below.

Borrowings under the Revolving Line of Credit Agreement accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent. Alternatively, upon timely election by the Company, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” at the time of the borrowing. The “Leverage Ratio” is defined by the Revolving Line of Credit Agreement as the ratio of total consolidated indebtedness (including the subject funding on such dates) less unrestricted cash on hand in excess of $15 million to consolidated EBITDA for the period of the four consecutive fiscal quarters most recently ended. The credit line allows for the issuance of letters of credit up to $15 million. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the Revolving Line of Credit Agreement and letter of credit fees at a current rate of 1.375 percent per annum on the face value of the letter of credit. Outstanding letters of credit reduce the borrowing limit dollar for dollar. We did not draw on the Revolving Line of Credit Agreement during the fiscal quarter ended May 31, 2009. On June 29, 2009, we repaid our $75 million, 5 year Senior Notes with a combination of $49 million in cash on hand and a draw of $26 million against our Revolving Line of Credit. Therefore, as of June 30, 2009, there were $26 million in revolving loans and $1.33 million of open letters of credit outstanding against this facility.

The Revolving Line of Credit Agreement limits our total outstanding indebtedness from all sources less unrestricted cash on hand in excess of $15 million to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of May 31, 2009, our loan covenants effectively limited our ability to incur more than $116.19 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. The agreement is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited, and certain subsidiaries. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares. As of May 31, 2009, we were in compliance with the terms of the Revolving Line of Credit Agreement and our other debt agreements.

Other Debt Agreements

As of May 31, 2009, we had an aggregate of $200 million in principal in 5, 7, and 10 year Senior Notes. The outstanding balance of $75 million of 5 year Senior Notes was repaid in full on June 29, 2009. All of our long term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis. Our debt agreements require the maintenance of certain debt/EBITDA ratios and fixed charge coverage ratios, specifies minimum consolidated net worth levels, and contains other customary covenants. As of May 31, 2009, our debt agreements effectively limited our ability to incur more than $116.19 million of additional debt from all sources, including draws on our Revolving Line of Credit Agreement. Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limits our ability to repurchase our common shares.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at May 31, 2009, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

	Total	2010 1 year	2011 2 years	2012 3 years	2013 4 years	2014 5 years	After 5 years

Term debt - fixed rate	$12,000	$3,000	$3,000	$3,000	$3,000	$-	$-
Term debt - floating rate (1) (2)	200,000	75,000	-	50,000	-	-	75,000
Long-term incentive plan payouts	3,050	1,871	941	238	-	-	-
Interest on floating rate debt (1)	29,418	7,821	7,453	4,753	4,508	4,508	375
Interest on fixed rate debt	1,412	679	462	244	27	-	-
Open purchase orders	67,622	67,622	-	-	-	-	-
Minimum royalty payments	78,732	6,870	6,488	6,014	5,767	5,268	48,325
Advertising and promotional	84,792	7,015	6,618	6,225	6,038	5,731	53,165
Operating leases	11,569	1,936	1,629	1,117	1,059	1,091	4,737
Total contractual obligations (3)	$488,595	$171,814	$26,591	$71,591	$20,399	$16,598	$181,602

(1)        The Company uses interest rate hedge agreements (the “swaps”) in conjunction with its unsecured floating interest rate $75 million, 5 year; $50 million, 7 year; and $75 million, 10 year Senior Notes. The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swaps effectively fix the interest rates on the 5, 7, and 10 year Senior Notes at 5.89, 5.89, and 6.01 percent, respectively, beginning September 29, 2006. Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)        Our $75 million, 5 year Senior Notes were repaid in full on June 29, 2009.

(3)        In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2009, we have recorded a provision for our uncertain tax positions of $1.66 million. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

As of May 31, 2009, we have no outstanding borrowings and $1.33 million of open letters of credit under our Revolving Line of Credit Agreement. We have not drawn on this facility during the current fiscal year.

On June 29, 2009, $75 million of our unsecured floating rate senior debt matured. On June 29, 2009, we repaid this obligation in full with a combination of $49 million in cash on hand and a draw of $26 million against our Revolving Line of Credit.

Based on our current financial condition, current operations, and considering the impact of the debt repayment discussed above, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common shares, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

The Company may elect to repurchase additional common shares from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements. For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2009. There have been no material changes to the Company’s critical accounting policies from the information provided in our Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 — “New Accounting Pronouncements,” to the accompanying consolidated condensed financial statements of this Quarterly Report on Form 10-Q, for a discussion of the status and potential impact of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates, interest rates, and the liquidity of our investments are our primary financial market risks.

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three month periods ended May 31, 2009 and 2008, approximately 14 and 17 percent, respectively, of our net sales were in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statement of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. For the three month periods ended May 31, 2009 and 2008, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $2.63 and $0.27 million, respectively, in SG&A and $0.12 and ($0.05) million, respectively, in income tax expense.

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

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S. Dollars for British Pounds in notional amounts and terms that effectively froze the $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars. The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds and we discontinued their classification as cash flow hedges. These forward contracts had originally been designated as cash flow hedges. Under U.S. GAAP, the net gain related to discontinued cash flow hedges continues to be reported in OCI as long as it is likely that the forecasted transactions will continue to occur as scheduled. Therefore, at May 31, 2009, a portion of the deferred gains related to the combined group of derivatives remains in OCI and is currently expected to be reclassified into earnings when the underlying contracts settle on August 17, 2009.

Interest rate risk:

Fluctuation in interest rates can cause variation in the amount of interest that we can earn on our available cash, cash equivalents, and investments, and the amount of interest expense we incur on any short-term and long-term borrowings. Interest on our long-term debt outstanding as of May 31, 2009 is both floating and fixed. Fixed rates are in place on $12 million of Senior Notes at 7.24 percent and floating rates are in place on $200 million of Senior Notes, which reset as described in Note 15 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”). During the first quarter of fiscal 2010, we had three interest rate swaps that converted an aggregate notional principal of $200 million from floating interest rate payments under our 5, 7, and 10 year Senior Notes to fixed interest rate payments ranging from 5.89 to 6.01 percent. Our 5 year Senior Notes were repaid in full on June 29, 2009. In the swap transactions, we have three contracts to pay fixed rates of interest on an aggregate notional principal amount of $200 million at rates ranging from 5.04 to 5.11 percent while simultaneously receiving floating rate interest payments set at 1.23 percent as of May 31, 2009 on the same notional amount. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, should interest rates continue to drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective. Gains and losses related to the swaps, net of related tax effects are reported as a component of “Accumulated other comprehensive loss” (“AOCL”) in the accompanying consolidated condensed balance sheets and will not be reclassified into earnings until the conclusion of the hedge. A partial net settlement occurs quarterly concurrent with interest payments made on the underlying debt. The settlement is the net difference between the fixed rates payable and the floating rates receivable over the quarter under the swap contracts. The settlement is recognized as a component of “Interest expense” in the consolidated condensed statements of operations.

Our levels of debt, certain additional draws against our Revolving Line of Credit Agreement (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile.

The following table summarizes the fair values of our various derivative instruments at May 31, 2009 and February 28, 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS

May 31, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract	Currency	Notional	Contract			Contract	May 31,	Forward Rate	at May 31,	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2009	at Inception	2009	(Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£2,000,000	4/17/2007	8/17/2009		2.0000	1.6440	1.9609	1.6440	$634
Sell	Dollars	$3,498,000	9/3/2008	8/17/2009		1.7825	1.6440	1.7490	1.6437	(211)
Subtotal										423

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£4,000,000	5/27/2009	9/15/2009	12/15/2009	1.6040	1.6440	1.6027	1.6431	(162)
Sell	Canadian	$5,000,000	4/29/2009	10/15/2009	12/15/2009	0.8308	0.9173	0.8319	0.9184	(432)
Subtotal										(594)

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(222)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,824)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(8,626)
Subtotal										(12,672)

Total Fair Value										$(12,843)

February 28, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract	Currency	Notional	Contract			Contract	February 28,	Forward Rate	at February	U.S. Dollars
Type	to Deliver	Amount	Date	From	To	Date	2009	at Inception	28, 2009	(Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	£7,011,000	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	(1,298)
Subtotal										819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(931)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,772)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,167)
Subtotal										(13,870)

Total Fair Value										$(13,051)

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

The pre-tax effect of derivative instruments for the three months ended May 31, 2009 and 2008 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain \ (Loss) Recognized in OCI (effective portion)		Gain \ (Loss) Reclassified from AOCL as Income			Gain \ (Loss) Recognized as Income (1)
	2009	2008	Location	2009	2008	Location	2009	2008

Foreign currency contracts - ordinary and cash flow hedges	$(1,408)	$(25)	SG&A	$418	$-	SG&A	$(38)	$105
Interest rate swap contracts - cash flow hedges	3,140	4,685	Interest expense	(1,943)	827		-	-
Total	$1,732	$4,660		$(1,525)	$827		$(38)	$105

(1) The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

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

Risks inherent in cash, cash equivalents, and investment holdings:

Our cash, cash equivalents, and investments are subject to interest rate risk, credit risk, and liquidity risk. Cash consists of both interest bearing and non-interest bearing operating disbursement accounts. Cash equivalents consist of money market investment accounts. Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days. The following table summarizes our cash, cash equivalents, and long-term investments we held at May 31, 2009 and February 28, 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	May 31, 2009		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing operating accounts - unrestricted	$5,420	0.00 to 3.00%	$18,575	0.0 to 3.00%
Cash held in interest and non interest-bearing operating accounts - restricted	1,392	0.00 to 3.00%	1,426	0.0 to 7.00%
Money market accounts	42,492	0.24 to 6.32%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$49,304		$102,675

Long-term investments - auction rate securities	$19,285	0.00 to 2.01%	$19,973	1.95 to 8.67%

Our cash balances at May 31, 2009 and February 28, 2009 include restricted cash of $1.39 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing operating accounts — restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk. In addition, our ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 19.3 to 36.5 years). Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days. Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand. However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security. The rate is generally equal to or higher than the current market rate for similar securities. The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature. ARS are classified as non-current assets held for sale under the heading “Long-term investments” in our consolidated condensed balance sheet.

At May 31, 2009 and February 28, 2009, we recorded pre-tax unrealized losses on our ARS of $3.36 and $2.68 million respectively, net of related tax effects of $1.14 and $0.91 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets. The recording of these unrealized losses are not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions. For the three months ended May 31, 2009, we did not liquidate any ARS. For the three months ended May 31, 2008, we liquidated $15.25 million of ARS at par.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2009 and risks otherwise described from time to time in our SEC reports as filed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2009. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2009.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized us to repurchase up to 1,956,240 shares in the open market or through private transactions as of May 31, 2009.  During the fiscal quarter ended May 31, 2009, we purchased and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price. In addition to open market purchases, during the fiscal quarter ended May 31, 2009, our chief executive officer tendered 762,519 common shares having a market value of $14.60 million as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a price of $19.15 per share.  The following schedule sets forth the purchase activity for the three months ended May 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2009

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2009	47,648	$8.80	47,648	2,718,759
April 1 through April 30, 2009	-	-	-	2,718,759
May 1 through May 31, 2009	762,519	19.15	762,519	1,956,240
Total	810,167	$18.54	810,167	1,956,240

ITEM 6.      EXHIBITS

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2009	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: July 10, 2009	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: July 10, 2009	/s/ Richard J. Oppenheim
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