Form 10-Q
period 2009-08-31
HELEN OF TROY LTD
filed 2009-10-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 5, 2009
Common Shares, $0.10 par value per share	30,160,348 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	August 31,	February 28,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$12,656	$102,675
Trading securities, at market value	17	570
Receivables - principally trade, less allowance of $1,824 and $1,916	116,315	103,548
Inventories	153,996	169,780
Prepaid expenses	3,797	2,819
Income taxes receivable	4,331	4,051
Deferred income tax benefit	12,778	13,010
Total current assets	303,890	396,453

Property and equipment, net of accumulated depreciation of $56,394 and $51,607	80,214	83,946
Goodwill	185,831	166,131
Other intangible assets, net of accumulated amortization of $30,106 and $27,321	180,222	143,660
Deferred income tax benefit	-	1,618
Other long-term assets, net of accumulated amortization of $3,659 and $3,447	30,047	29,499
Total assets	$780,204	$821,307

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,000	$78,000
Accounts payable, principally trade	34,319	33,957
Accrued expenses and other current liabilities	66,659	60,295
Total current liabilities	103,978	172,252

Long-term compensation liability	2,768	3,459
Long-term income taxes payable	1,746	2,903
Deferred income tax liability	547	-
Long-term debt, less current portion	131,000	134,000
Total liabilities	240,039	312,614

Commitments and contingencies

Shareholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,160,348 and 29,878,988 shares issued and outstanding	3,016	2,988
Additional paid-in-capital	111,687	105,627
Retained earnings	435,070	410,372
Accumulated other comprehensive loss	(9,608)	(10,294)
Total shareholders’ equity	540,165	508,693
Total liabilities and shareholders’ equity	$780,204	$821,307

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Net sales	$162,193	$153,543	$306,066	$298,546
Cost of sales	93,299	88,399	178,663	170,381
Gross profit	68,894	65,144	127,403	128,165

Selling, general and administrative expense	48,250	50,290	87,572	95,885
Operating income before impairment charges	20,644	14,854	39,831	32,280

Impairment charges	900	-	900	7,760
Operating income	19,744	14,854	38,931	24,520

Other income (expense):
Interest expense	(2,587)	(3,484)	(6,047)	(6,937)
Other income, net	361	754	803	1,669
Total other income (expense)	(2,226)	(2,730)	(5,244)	(5,268)

Earnings before income taxes	17,518	12,124	33,687	19,252

Income tax expense (benefit):
Current	1,858	(1,184)	1,298	(605)
Deferred	(251)	2,710	1,969	3,701
Net earnings	$15,911	$10,598	$30,420	$16,156

Earnings per share:
Basic	$0.53	$0.35	$1.01	$0.53
Diluted	$0.51	$0.34	$0.99	$0.52

Weighted average common shares used in computing net earnings per share:
Basic	30,098	30,206	29,989	30,212
Diluted	30,920	31,241	30,749	31,129

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$30,420	$16,156
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,933	7,070
Provision (benefit) for doubtful receivables	344	(304)
Share-based compensation	831	660
Realized and unrealized (gain) loss - trading securities	(421)	7
Deferred taxes	1,934	3,662
(Gain) loss on the sale of property and equipment	33	(124)
Impairment charges	900	7,760
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(13,111)	(9,981)
Inventories	15,784	(21,384)
Prepaid expenses	(978)	758
Other assets	(298)	(599)
Accounts payable	393	(3,872)
Accrued expenses	6,548	(3,427)
Income taxes payable	397	(5,533)
Net cash provided by (used in) operating activities	50,709	(9,151)

Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(1,581)	(4,007)
Business acquisitions	(60,000)	-
Sale of investments	1,074	16,400
Proceeds from the sale of property and equipment	44	2,593
Net cash (used in) provided by investing activities	(60,463)	14,986

Cash flows from financing activities:
Repayment of long-term debt	(78,000)	(3,000)
Proceeds from exercise of stock options, net	682	198
Proceeds from employee stock purchase plan	150	212
Common share repurchases	(419)	(2,886)
Payment of tax obligation resulting from cashless option exercise	(2,712)	-
Share-based compensation tax benefit	34	39
Net cash used in financing activities	(80,265)	(5,437)
Net increase (decrease) in cash and cash equivalents	(90,019)	398
Cash and cash equivalents, beginning of period	102,675	57,851
Cash and cash equivalents, end of period	$12,656	$58,249

Supplemental cash flow disclosures:
Interest paid	$6,570	$6,553
Income taxes paid (net of refunds)	$1,005	$4,891
Common shares received as exercise price of options	$11,992	$-

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

August 31, 2009

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2009 and February 28, 2009, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2009 and 2008. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and our other reports on file with the Securities and Exchange Commission (“SEC”).  In some cases, we have provided additional information for prior periods in the accompanying notes to consolidated condensed financial statements to conform to the current period’s presentation.  In this report and accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries.

Note 2 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

Note 3 – Litigation

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   The effect of dilutive securities (stock options) was approximately 821,700 and 760,700 common shares for the three- and six-month periods ended August 31, 2009, respectively and 1,034,900 and 917,500 for the three- and six-month periods ended August 31, 2008, respectively.  We did not include stock options to purchase approximately 1,609,400 and 1,680,400 common shares for the three- and six-month periods ended August 31, 2009, respectively, and 1,223,600 and 1,572,200 common shares for the three- and six-month periods ended August 31, 2008, respectively, because their inclusion would be anti-dilutive.

Note 5 – Comprehensive Income

The components of comprehensive income are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Net earnings, as reported	$15,911	$10,598	$30,420	$16,156
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps	393	(397)	1,183	3,241
Cash flow and ordinary hedges - foreign currency	(153)	1,170	(867)	1,226
Unrealized gain (loss) - auction rate securities	824	(589)	370	(1,585)
Comprehensive income	$16,975	$10,782	$31,106	$19,038

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	August 31,	February 28,
	2009	2009
Accumulated net unrealized holding loss on cash flow hedges - interest rate swaps	$(7,971)	$(9,154)
Accumulated net unrealized holding gain (loss) on cash flow and ordinary hedges - foreign currency	(240)	627
Accumulated net temporary impairment loss on auction rate securities	(1,397)	(1,767)
Total accumulated other comprehensive loss	$(9,608)	$(10,294)

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of operations:

THREE MONTHS ENDED AUGUST 31, 2009 AND 2008

(in thousands)

	Personal
August 31, 2009	Care	Housewares	Total

Net sales	$111,627	$50,566	$162,193
Operating income before impairment charges	9,319	11,325	20,644
Impairment charges	900	-	900
Operating income	8,419	11,325	19,744
Capital, license, trademark and other intangible expenditures	163	767	930
Depreciation and amortization	2,695	1,360	4,055

	Personal
August 31, 2008	Care	Housewares	Total

Net sales	$106,409	$47,134	$153,543
Operating income before impairment charges	7,406	7,448	14,854
Impairment charges	-	-	-
Operating income	7,406	7,448	14,854
Capital, license, trademark and other intangible expenditures	770	765	1,535
Depreciation and amortization	2,333	1,292	3,625

SIX MONTHS ENDED AUGUST 31, 2009 AND 2008

(in thousands)

	Personal
August 31, 2009	Care	Housewares	Total

Net sales	$212,812	$93,254	$306,066
Operating income before impairment charges	19,912	19,919	39,831
Impairment charges	900	-	900
Operating income	19,012	19,919	38,931
Capital, license, trademark and other intangible expenditures	282	1,299	1,581
Depreciation and amortization	5,198	2,735	7,933

	Personal
August 31, 2008	Care	Housewares	Total

Net sales	$212,940	$85,606	$298,546
Operating income before impairment charges	22,363	9,917	32,280
Impairment charges	7,760	-	7,760
Operating income	14,603	9,917	24,520
Capital, license, trademark and other intangible expenditures	1,386	2,621	4,007
Depreciation and amortization	4,572	2,498	7,070

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

IDENTIFIABLE ASSETS AT AUGUST 31, 2009 AND FEBRUARY 28, 2009

(in thousands)

	Personal
	Care	Housewares	Total

August 31, 2009	$427,289	$352,915	$780,204
February 28, 2009	466,590	354,717	821,307

Note 7 – Significant Charge Against Allowance for Doubtful Accounts

For the fiscal quarter ended May 31, 2008, we charged $3.88 million to our bad debt provision and we established a specific allowance of the same amount to account for uncollectable receivables as a result of the Linens ‘n Things retail chain (“Linens”) bankruptcy.

Note 8 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2009	2009

Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,103	65,028
Computer and other equipment	3 - 10	43,508	43,484
Molds and tooling	1 - 3	9,547	8,880
Furniture and fixtures	5 - 15	8,449	8,385
Construction in process	-	928	703
		136,608	135,553
Less accumulated depreciation		(56,394)	(51,607)
Property and equipment, net		$80,214	$83,946

In addition to certain minor asset dispositions during the quarter ended May 31, 2008, we sold a fractional share of a corporate jet for $0.97 million and recognized a pretax gain of $0.10 million.  During the quarter ended August 31, 2008, we sold the last remaining fractional share of a corporate jet for $1.60 million and recognized a pretax gain of $0.01 million.

Depreciation expense was $2.48 and $4.94 million for the three- and six-month periods ended August 31, 2009, respectively, and $2.71 and $5.24 million for the three- and six-month periods ended August 31, 2008, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.58 and $1.15 million for the three- and six-month periods ended August 31, 2009, respectively, and $0.48 and $1.22 million for the three- and six-month periods ended August 31, 2008, respectively.

Note 9 – Intangible Assets

Impairments in the Second Quarter of Fiscal 2010 - During the fiscal quarter ended August 31, 2009, a significant customer decided to discontinue carrying our Skin Milk® brand of skin care products.   Sales to this customer accounted for a substantial portion of the total sales of this brand, and accordingly, non-cash impairment charges were recorded to write off the remaining $0.90 million ($0.89 million after tax) in carrying value of the associated trademark.

Impairments in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.

All impairment charges were recorded in the Company’s consolidated condensed statement of operations as a component of operating income.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

INTANGIBLE ASSETS

(in thousands)

	Gross
	Carrying					Net Book
	Amount at	Six Months Ended August 31, 2009				Value at
	February 28,			Acquisition	Accumulated	August 31,
Description / Life	2009	Additions	Impairments	Adjustments	Amortization	2009

Personal Care:
Goodwill	$-	$19,700	$-	$-	$-	$19,700
Trademarks - indefinite	35,575	18,700	(900)	(321)	-	53,054
Trademarks - definite	338	-	-	-	(243)	95
Licenses - indefinite	10,300	-	-	-	-	10,300
Licenses - definite	24,196	-	-	-	(19,029)	5,167
Other Intangibles - definite	4,689	21,600	-	-	(2,411)	23,878
Total Personal Care	75,098	60,000	(900)	(321)	(21,683)	112,194

Housewares:
Goodwill	166,131	-	-	-	-	166,131
Trademarks - indefinite	75,554	-	-	-	-	75,554
Other Intangibles - definite	20,329	268	-	-	(8,423)	12,174
Total Housewares	262,014	268	-	-	(8,423)	253,859

Total	$337,112	$60,268	$(900)	$(321)	$(30,106)	$366,053

The following table summarizes the amortization expense attributable to intangible assets for the three- and six-month periods ended August 31, 2009 and 2008, respectively, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2010 through 2015.

Aggregate Amortization Expense
For the three months ended

August 31, 2009	$1,515
August 31, 2008	$773

Aggregate Amortization Expense
For the six months ended

August 31, 2009	$2,785
August 31, 2008	$1,544

Estimated Amortization Expense
For the fiscal years ended

February 2010	$5,690
February 2011	$5,257
February 2012	$5,143
February 2013	$5,110
February 2014	$4,643
February 2015	$4,567

NOTE 10 - Acquisitions

Infusium 23® Acquisition - On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23® (“Infusium”) hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  We have accounted for the acquisition as the purchase of a business, and have recorded the excess purchase price as goodwill, which is partially deductible for income tax purposes in the jurisdiction in which the asset is held.  We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected lives of 9.0 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Infusium products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Infusium acquisition consists largely of the distribution network, marketing synergies, and economies of scale expected to occur from the addition of the new product line. The following schedule presents the acquisition date fair value of the net assets of Infusium:

INFUSIUM 23® - ASSETS ACQUIRED ON MARCH 31, 2009
(in thousands)

Goodwill	$19,700
Trademarks	18,700
Patent rights	600
Customer list	21,000
Total assets acquired	$60,000

The fair values of the assets acquired were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined under U.S. generally accept accounting principles (“GAAP”). Key assumptions include (1) a discount rate of 13.5 percent, (2) a terminal value based on long-term sustainable growth rates of 2 percent and an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiple of 7.0, (3) financial multiples of companies operating in similar markets as Infusium, and (4) adjustments for control premiums that market participants might consider when estimating the fair value of the Infusium business.

Note 11 – Short Term Debt

We have a Revolving Line of Credit Agreement (the “RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below. The commitment under the RCA terminates on December 15, 2013.  Borrowings under the RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon our timely election, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” (as defined in the RCA) at the time of the borrowing. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the RCA and letter of credit fees at a current rate of 1.50 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability dollar for dollar.  As of August 31, 2009, there were no revolving loans and $0.20 million of open letters of credit outstanding against this facility.

The RCA contains certain covenants and formulas that limit our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15.00 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of August 31, 2009, our loan covenants effectively limited our ability to incur more than $56.32 million of additional debt from all sources, including draws on our RCA.  The RCA is guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares.  As of August 31, 2009, we were in compliance with the terms of the RCA and our other debt agreements.

Note 12 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 28,
	2009	2009

Accrued sales returns, discounts and allowances	$20,748	$21,235
Accrued compensation	10,010	4,487
Accrued advertising	7,575	5,606
Accrued interest	1,390	2,140
Accrued royalties	3,753	3,513
Accrued professional fees	777	1,053
Accrued benefits and payroll taxes	1,330	1,455
Accrued freight	1,468	912
Accrued property, sales and other taxes	1,611	660
Foreign currency contracts	374	(819)
Interest rate swaps	12,077	13,870
Other	5,546	6,183
Total accrued expenses and other current liabilities	$66,659	$60,295

Note 13 – Income Taxes

United States Income Taxes - During fiscal 2009, the Internal Revenue Service (the “IRS”) completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  In December 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $5.20 million of tax provisions in the third quarter of fiscal 2009, including interest and penalties previously established for fiscal 2005 and other years on the basis of the terms of the settlement.  Of the $5.20 million, $0.57 million was credited to tax expense and $4.63 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year share-based compensation expense that was deemed to be deductible under the audit and, when originally accrued, was charged against additional paid-in-capital.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. The American Jobs Creation Act of 2004 (the “AJCA”) included an anti-inversion provision that denies certain tax benefits to companies that have reincorporated outside the U.S. after March 4, 2003.  Because our 1994 reincorporation is grandfathered by the AJCA, we presently expect to continue to benefit from our existing corporate structure.  However, future actions by taxing authorities may result in tax liabilities that are significantly higher than the reserves established, which could have a material adverse effect on our consolidated results of operations or cash flows.  Additionally, the U.S. government is currently considering several alternative proposed changes in the tax law that, if enacted, could increase our effective overall tax rate.

Note 14 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		August 31,	February 28,
	Borrowed	Rates	Matures	2009	2009

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Principal of $3 million payable annually beginning July 2008.	07/97	7.24%	07/12	$9,000	$12,000

$75 million unsecured floating interest rate 5 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal was due and paid on June 29, 2009.	06/04	5.89%	06/09	-	75,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				134,000	212,000
Less current portion of long-term debt				(3,000)	(78,000)
Long-term debt, less current portion				$131,000	$134,000

(1)        Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional  information regarding these swaps is provided in Note 16.

All of our long-term debt is unconditionally guaranteed by our parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain debt/EBITDA ratios and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants. As of August 31, 2009, our debt agreements effectively limited our ability to incur more than $56.32 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares.  As of August 31, 2009, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of operations:

INTEREST EXPENSE

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Interest and commitment fees	$950	$2,179	$2,316	$4,661
Deferred finance costs	61	143	212	287
Interest rate swap settlements	1,576	1,162	3,519	1,989
Total interest expense	$2,587	$3,484	$6,047	$6,937

Note 15 – Fair Value

On June 1, 2009, we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”, which became effective for interim periods and fiscal years ending after June 15, 2009 (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, “Disclosures about the Fair Value of Financial Instruments.” Under the new standard, for interim reporting periods, we are required to disclose methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes of the methods and significant assumptions from prior periods.  On March 1, 2009, we adopted SFAS 157 for our non-financial assets and liabilities measured on a non-recurring basis in accordance with FSP 157-2.  We had previously adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009.  The Company’s financial assets and liabilities, which are adjusted to fair value at the end of each reporting period presented in these consolidated condensed financial statements, are money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.  For additional information regarding the determination of fair values, see Note 15 – “Fair Value” to our consolidated financial statements included in our latest Annual Report on Form 10-K.

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of August 31, 2009 and February 28, 2009:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	August 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$6,482	$6,482	$-	$-
Trading securities	17	17	-	-
Auction rate securities	20,433	-	-	20,433
Total Assets	$26,932	$6,499	$-	$20,433

Liabilities:
Foreign currency contracts	$374	$-	$374	$-
Long-term debt - fixed rate (1)	9,631	-	9,631	-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	12,077	-	12,077	-
Total Liabilities	$147,082	$-	$147,082	$-

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$82,674	$82,674	$-	$-
Trading securities	570	570	-	-
Auction rate securities	19,973	-	-	19,973
Foreign currency contracts	819	-	819	-
Total Assets	$104,036	$83,244	$819	$19,973

Liabilities:
Long-term debt - fixed rate (1)	$12,441	$-	$12,441	$-
Long-term debt - floating rate (1)	200,000	-	200,000	-
Interest rate swaps	13,870	-	13,870	-
Total Liabilities	$226,311	$-	$226,311	$-

(1)        Debt values are reported at estimated fair value in this table, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

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

We classify our auction rate securities (“ARS”)  as Level 3 assets because we determine their estimated fair values with discounted cash flow models using the methodology and assumptions described in Note 15 to the consolidated financial statements contained in our latest annual report on Form 10-K.

We classify the fair market value of fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at August 31, 2009 was computed using a discounted cash flow analysis and discount rate of 3.80 percent.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy.

The Company’s non-financial assets for which the provisions of SFAS 157 are now effective include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material.

The table below presents a reconciliation of our assets measured and recorded at fair value on a recurring basis and other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended August 31, 2009:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Three Months Ended		Six Months Ended
	August 31, 2009		August 31, 2009
		Other		Other
		Non-Financial		Non-Financial
	ARS	Assets	ARS	Assets

Balance at beginning of period	$19,285	$368,694	$19,973	$-
Transfers into Level 3 at March 1, 2009	-	-	-	309,791
Total gains (losses):
Included in earnings - realized	-	(2,415)	-	(3,685)
Included in other comprehensive income (loss) - unrealized	1,248	-	560	-
Acquired during the period	-	95	-	60,268
Acquisition adjustments during the period	-	(321)	-	(321)
Sales at par	(100)	-	(100)	-
Balance at end of period	$20,433	$366,053	$20,433	$366,053

Cumulative unrealized losses relating to assets still held at each reporting date, net of taxes			$(1,397)	$-

Note 16 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three- and six-month periods ended August 31, 2009, approximately 15 percent of our net sales were in foreign currencies.  During the three- and six-month periods ended August 31, 2008, we transacted approximately 15 and 16 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three- and six-month periods ended August 31, 2009, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.66 and $3.29 million, respectively, in SG&A and ($0.01) and $0.11 million, respectively, in income tax expense. For the three- and six-month periods ended August 31, 2008, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.61) and ($0.34) million, respectively, in SG&A and $0.47 and $0.41 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our long-term debt outstanding as of August 31, 2009 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 14, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).  As of August 31, 2009, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.60 percent as of August 31, 2009 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at August 31, 2009 and February 28, 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
August 31, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	August 31, 2009	Forward Rate at Inception	at August 31, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£4,000,000	5/27/2009	9/15/2009	12/15/2009	1.6040	1.6261	1.6027	1.6259	($93)
Sell	Pounds	£2,000,000	6/24/2009	2/10/2010	2/10/2010	1.6525	1.6261	1.6514	1.6258	51
Sell	Pounds	£3,000,000	7/20/2009	1/15/2010	2/16/2010	1.6535	1.6261	1.6518	1.6259	78
Sell	Canadian	$5,000,000	4/29/2009	10/15/2009	12/15/2009	0.8308	0.9138	0.8319	0.9138	(410)
Subtotal										(374)

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,530)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(8,547)
Subtotal										(12,077)

Total Fair Value										$(12,451)

February 28, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	February 28, 2009	Forward Rate at Inception	at February 28, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	£7,011,000	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	(1,298)
Subtotal										819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(931)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,772)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,167)
Subtotal										(13,870)

Total Fair Value										$(13,051)

The pre-tax effect of derivative instruments for the three- and six-month periods ended August 31, 2009 and 2008 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss			as Income (1)
	2009	2008	Location	2009	2008	Location	2009	2008

Foreign currency contracts - ordinary and cash flow hedges	$(202)	$1,844	SG&A	$-	$-	SG&A	$(8)	$(216)
Interest rate swap contracts - cash flow hedges	(981)	(1,764)	Interest expense	(1,576)	(1,162)		-	-
Total	$(1,183)	$80		$(1,576)	$(1,162)		$(8)	$(216)

	Six Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss			as Income (1)
	2009	2008	Location	2009	2008	Location	2009	2008

Foreign currency contracts - ordinary and cash flow hedges	$(1,610)	$1,819	SG&A	$418	$-	SG&A	$(46)	$(111)
Interest rate swap contracts - cash flow hedges	(1,726)	2,921	Interest expense	(3,519)	(1,989)		-	-
Total	$(3,336)	$4,740		$(3,101)	$(1,989)		$(46)	$(111)

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, and long-term investments we held at August 31, 2009 and February 28, 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS
(in thousands)
	August 31, 2009		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing accounts - unrestricted	$4,380	0.00 to 2.00%	$18,575	0.00 to 3.00%
Cash held in interest and non interest-bearing accounts - restricted	1,794	0.00 to 3.00%	1,426	0.00 to 7.00%
Money market accounts	6,482	0.09 to 3.33%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$12,656		$102,675

Long-term investments - auction rate securities	$20,433	0.00 to 1.78%	$19,973	1.95 to 8.67%

Our cash balances at August 31, 2009 and February 28, 2009 include restricted cash of $1.79 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 19.1 to 36.3 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are classified as non-current assets held for sale under the heading “Other long-term assets” in our consolidated condensed balance sheets.

At August 31, 2009 and February 28, 2009, we recorded pre-tax unrealized losses on our ARS of $2.12 and $2.68 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets, net of related tax effects of $0.72 and $0.91 million, respectively.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions. For the three- and six-month periods ended August 31, 2009, we liquidated $0.10  million of ARS at par.  For the three- and six-month periods ended August 31, 2008, we liquidated $1.15 and $16.40 million, respectively, of ARS at par.

Note 17 – Repurchase of Helen of Troy Common Shares

Our Board of Directors has authorized us to repurchase up to 1,956,240 common shares in the open market or through private transactions as of August 31, 2009.  During the fiscal quarter ended August 31, 2009, we did not repurchase any common shares.  For the six months ended August 31, 2009, we purchased and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price. In addition to open market purchases, during the fiscal quarter ended May 31, 2009, our chief executive officer tendered 762,519 common shares having a market value of $14.60 million as payment for the exercise price and related federal tax obligations arising from the exercise of options.  We accounted for this activity as a purchase and retirement of the shares at a price of $19.15 per share.

Note 18 – Share-Based Compensation Plans

We have equity awards outstanding under two expired and three active share-based compensation plans.  Under these plans, the Company recorded share-based compensation expense in selling, general, and administrative expense for the three- and six-month periods ended August 31, 2009 and 2008, respectively, as follows:

SHARE BASED PAYMENT EXPENSE
(in thousands, except per share data)
	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Stock options	$445	$309	$562	$578
Restricted stock grants	176	-	176	-
Employee stock purchase plan	93	82	93	82
Share-based payment expense	714	391	831	660
Less income tax benefits	(28)	(20)	(35)	(39)
Share-based payment expense, net of income tax benefits	$686	$371	$796	$621

Earnings per share impact of share based payment expense:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02

A summary of option activity as of August 31, 2009, and changes during the six months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY
(in thousands, except contractual term and per share data)
				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2009	4,836	$15.37	$5.61	3.37	$1,039
Granted	288	18.80
Exercised	(1,066)	(11.89)			7,889
Forfeited / expired	(45)	(20.71)
Outstanding at August 31, 2009	4,013	$16.49	$5.83	3.90	$23,464

Exercisable at August 31, 2009	3,246	$15.31	$5.25	3.17	$22,405

Note 19 – Subsequent Events

Management has evaluated subsequent events through October 8, 2009, the date these financial statements were issued, for both conditions existing and not existing as of August 31, 2009 and concluded there were no subsequent events to recognize or disclose.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009.

OVERVIEW OF THE QUARTER’S RESULTS:

Our second fiscal quarter’s net sales traditionally average 24.0 percent of the year’s total on a historical basis.  Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third quarter.  We continued to face a very difficult retail sales environment in the second quarter of fiscal 2010.  Although retail inventory levels appear to have stabilized, the economy continues to negatively impact retail sales, primarily in our Personal Care segment.

On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23® (“Infusium”) hair care products from The Procter & Gamble Company for a purchase price of $60 million, which we paid with cash on hand.  Infusium has a heritage of over 80 years and its shampoos, conditioners, and leave-in treatments have an established reputation for product performance with stylists and consumers.  The acquisition is a significant addition to the Company’s grooming, skin care and hair care solutions product portfolio, but should require minimal additional staffing and infrastructure.  We are marketing Infusium products in both retail and professional trade channels.  The three- and six-month periods ended August 31, 2009 includes three and five months, respectively, of Infusium net sales totaling $10.66 and $16.68 million, respectively.

Consolidated net sales for the three- and six-month periods ended August 31, 2009 increased 5.6 and 2.5 percent to $162.19 and $306.07 million, respectively, compared to $153.54 and $298.55 million, respectively, for the same periods last year.  For the second quarter of fiscal 2010, net sales in our Personal Care segment increased 4.9 percent compared to the same period last year.  For the first half of fiscal 2010, net sales were flat compared to the same period last year.  Year-over-year net sales growth was achieved in the second quarter despite declines in consumer confidence, consumer spending declines, an overall shift by consumers to spending on lower price point personal care items, the loss of some appliance placement due to branded and private label competition, and the negative impact of net foreign currency exchange rates.  Net sales in our Housewares segment were up 7.3 and 8.9 percent for the three- and six-month periods ended August 31, 2009, when compared to the same periods last year.  Sales growth in Housewares was driven by continued growth in the dry food storage category and other line extensions.  Beginning with the fiscal quarter ended May 31, 2009, the Housewares segment began earning royalties from strategic OXO brand licensing agreements with Staples Inc., the world’s largest office products company, and UCB S.A., a global biopharmaceutical leader.  The products subject to these licensing arrangements are described in further detail under “Housewares Segment” on page 26.

For the three- and six-month periods ended August 31, 2009, U.S. net sales contributed 5.7 and 4.6 percentage points, respectively, to growth in net sales, or $8.82 and $13.63 million, respectively.  U.S. growth was offset by declines of 0.1 and 2.1 percentage points, respectively, in our international net sales, or $0.17 and $6.11 million, respectively, when compared with the same period last year.  For the three- and six-month periods ended August 31, 2009, net foreign currency exchange rates reduced our international net sales, primarily in the Personal Care’s appliance category, by approximately $3.48 and $7.90 million, respectively, due to an overall strengthening of the U.S. dollar in most of our foreign markets, compared to the same period last year.

In addition to our sales performance discussed above, highlights of the three- and six-month periods ended August 31, 2009 include the following:

•                  Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended August 31, 2009 increased 0.1 percentage points to 42.5 percent compared to 42.4 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales for the six month period ended August 31, 2009 decreased 1.3 percentage points to 41.6 percent compared to 42.9 percent for the same period last year.  The decline in gross profit margin for the six month period ended August 31, 2009 occurred in our Personal Care segment’s appliance product group where inventory acquired at last year’s higher commodity prices continues to cycle through cost of sales.  All other product groups had improved profit margins for the six month period.

•                  Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased 3.1 percentage points to 29.7 percent for the three months ended August 31, 2009 compared to 32.8 percent for the same period last year.  SG&A expense as a percentage of net sales for the six months ended August 31, 2009 decreased 3.5 percentage points to 28.6 percent compared to 32.1 percent for the same period last year.

•                  For the three- and six-month periods ended August 31, 2009, operating income before impairment as a percentage of net sales increased 3.0 and 2.2 percentage points to $20.64 and $39.83 million compared to $14.85 and $32.28 million, respectively, for the same periods last year.  For the three- and six-month periods ended August 31, 2009, this represents a year-over-year improvement of 39.0 and 23.4 percent, respectively.

•                  For the three- and six-month periods ended August 31, 2009, our net earnings were $15.91 and $30.42 million, respectively, compared to $10.60 and $16.16 million, respectively, for the same periods last year.  For the three- and six-month periods ended August 31, 2009, our diluted earnings per share were $0.51 and $0.99 compared to $0.34 and $0.52, respectively for the same periods last year.  Diluted earnings per share for the six-month period ended August 31, 2008 includes the effects of non-cash intangible impairment charges, a charge to bad debt associated with the Linens ‘n Things (“Linens”) bankruptcy, partially offset by gains on casualty insurance settlements.  Excluding these items from the six month period ended August 31, 2008, diluted earnings per share were $0.51 and $0.99 for the three- and six-month periods ended August 31, 2009 compared to $0.34 and $0.76, respectively, for the same periods last year, which are improvements of 50.0 and 30.3 percent, respectively.  Earnings and related diluted earnings per share excluding the impact of significant items may be non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 31.

RESULTS OF OPERATIONS

Comparison of three- and six-month periods ended August 31, 2009 to the same periods ended August 31, 2008

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Net sales
Personal Care Segment	$111,627	$106,409	$5,218	4.9%	68.8%	69.3%
Housewares Segment	50,566	47,134	3,432	7.3%	31.2%	30.7%
Total net sales	162,193	153,543	8,650	5.6%	100.0%	100.0%
Cost of sales	93,299	88,399	4,900	5.5%	57.5%	57.6%
Gross profit	68,894	65,144	3,750	5.8%	42.5%	42.4%

Selling, general and administrative expense	48,250	50,290	(2,040)	-4.1%	29.7%	32.8%
Operating income before impairment charges	20,644	14,854	5,790	39.0%	12.7%	9.7%

Impairment charges	900	-	900	*	0.6%	0.0%
Operating income	19,744	14,854	4,890	32.9%	12.2%	9.7%

Other income (expense):
Interest expense	(2,587)	(3,484)	897	-25.7%	-1.6%	-2.3%
Other income, net	361	754	(393)	-52.1%	0.2%	0.5%
Total other income (expense)	(2,226)	(2,730)	504	-18.5%	-1.4%	-1.8%
Earnings before income taxes	17,518	12,124	5,394	44.5%	10.8%	7.9%
Income tax expense	1,607	1,526	81	5.3%	0.9%	1.0%
Net earnings	$15,911	$10,598	$5,313	50.1%	9.8%	6.9%

	Six Months Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Net sales
Personal Care Segment	$212,812	$212,940	$(128)	-0.1%	69.5%	71.3%
Housewares Segment	93,254	85,606	7,648	8.9%	30.5%	28.7%
Total net sales	306,066	298,546	7,520	2.5%	100.0%	100.0%
Cost of sales	178,663	170,381	8,282	4.9%	58.4%	57.1%
Gross profit	127,403	128,165	(762)	-0.6%	41.6%	42.9%

Selling, general and administrative expense	87,572	95,885	(8,313)	-8.7%	28.6%	32.1%
Operating income before impairment charges	39,831	32,280	7,551	23.4%	13.0%	10.8%

Impairment charges	900	7,760	(6,860)	*	0.3%	2.6%
Operating income	38,931	24,520	14,411	58.8%	12.7%	8.2%

Other income (expense):
Interest expense	(6,047)	(6,937)	890	-12.8%	-2.0%	-2.3%
Other income, net	803	1,669	(866)	-51.9%	0.3%	0.6%
Total other income (expense)	(5,244)	(5,268)	24	-0.5%	-1.7%	-1.8%
Earnings before income taxes	33,687	19,252	14,435	75.0%	11.0%	6.4%
Income tax expense	3,267	3,096	171	5.5%	1.1%	1.0%
Net earnings	$30,420	$16,156	$14,264	88.3%	9.9%	5.4%

*   Calculation is not meaningful

Consolidated sales:

Consolidated net sales for the fiscal quarter ended August 31, 2009 increased 5.6 percent to $162.19 million compared to $153.54  million for the same period last year.  Consolidated net sales for the six month period ending August 31, 2009 increased 2.5 percent to $306.07 million compared to $298.55 million for the same period last year.  Our Housewares segment contributed growth of $3.43 and $7.65 million, or 2.2 and 2.6 percentage points, to consolidated net sales for the three- and six-month periods ended August 31, 2009, respectively, when compared to the same periods last year.  Our Personal Care segment contributed growth of $5.22 million or 3.4 percentage points to consolidated net sales for the three month period ended August 31, 2009, when compared to the same period last year.  Net sales in the Personal Care segment was essentially flat for the six month period ended August 31, 2009, when compared to the same period last year.

Impact of acquistions on sales:

Net sales from acquisitions contributed 8.3 and 6.9 percentage points, respectively, to our sales growth for the three- and six-month periods ended August 31, 2009.  Net sales from acquisitions included three- and six-months of net sales totaling $2.06 and $3.91 million, respectively, from our Ogilvie® line of home permanent and hair-straightening products acquired in October 2008, and three- and five-months of net sales totaling $10.66 and $16.68 million, respectively, of our Infusium line of shampoos, conditioners, and leave-in hair treatments acquired on March 31, 2009.  This growth was offset by net sales declines in our core business (business owned and operated over the same fiscal period last year) of 2.6 and 4.4 percentage points, or $4.07 and $13.07 million, respectively, for the three- and six-month periods ended August 31, 2009, when compared to the same periods last year.  Most of this decline was due to weakness in our appliances and accessories product groups and the year-over-year impact of foreign currency fluctuations on net sales as further discussed below.  The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Three Months Ended August 31,
	2009	2008

Prior year’s net sales for the same period	$153,543	$157,924
Core business net sales change	(4,066)	(4,381)
Net sales from acquisitions (non-core business net sales)	12,716	-
Change in net sales	8,650	(4,381)
Net sales	$162,193	$153,543

Total net sales growth	5.6%	-2.8%
Core business net sales change	-2.6%	-2.8%
Net sales change from acquisitions (non-core business net sales change)	8.3%	0.0%

	Six Months Ended August 31,
	2009	2008

Prior year’s net sales for the same period	$298,546	$289,094
Core business net sales change	(13,069)	(3,678)
Net sales from acquisitions (non-core business net sales)	20,589	4,130
Change in net sales	7,520	452
Net sales	$306,066	$298,546

Total net sales growth	2.5%	0.2%
Core business net sales change	-4.4%	-1.2%
Net sales change from acquisitions (non-core business net sales change)	6.9%	1.4%

Impact of foreign currencies on sales:

During the three- and six-month periods ended August 31, 2009, we transacted approximately 15 percent of our net sales in foreign currencies.  During the three- and six-month periods ended August 31, 2008, we transacted approximately 15 and 16 percent, respectively, of our net sales in foreign currencies.  These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  The overall net impact of foreign currency changes was to decrease reported net sales in U.S. dollars, primarily in the Personal Care’s appliance category, by approximately $3.48 and $7.90 million for the three- and six-month periods ended August 31, 2009, respectively, when compared to the same periods in the prior year.

Segment net sales:

We operate our business under two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of OXO International (“OXO”) whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  The following table sets forth, for the periods indicated our net sales and the impact of volume and price mix changes for each segment:

NET SALES BY SEGMENT

(dollars in thousands)

	Quarter Ended August 31,		$ Change			% Change
	2009	2008	Volume	Price	Net	Volume	Price	Net

Net sales
Personal Care	$111,627	$106,409	$1,924	$3,294	$5,218	1.8%	3.1%	4.9%
Housewares	50,566	47,134	212	3,220	3,432	0.4%	6.8%	7.3%
Total net sales	$162,193	$153,543	$2,136	$6,514	$8,650	1.4%	4.2%	5.6%

	Six Months Ended August 31,		$ Change			% Change
	2009	2008	Volume	Price	Net	Volume	Price	Net

Net sales
Personal Care	$212,812	$212,940	$(7,697)	$7,569	$(128)	-3.6%	3.5%	-0.1%
Housewares	93,254	85,606	(870)	8,518	7,648	-1.1%	10.0%	8.9%
Total net sales	$306,066	$298,546	$(8,567)	$16,087	$7,520	-2.9%	5.4%	2.5%

Personal Care Segment - Net sales in the Personal Care segment for the second quarter of fiscal 2010 increased $5.22 million, or 4.9 percent, to $111.63 million compared with $106.41 million for the same period last year.  Sales increases in the grooming, skin care, and hair care solutions category were partially offset by a decrease in appliances and accessories net sales, when compared to the same period last year.  Appliances and accessories net sales continue to be negatively impacted by declines in consumer confidence, consumer spending declines, an overall shift by consumers to spending on lower price point personal care items, the loss of some appliance placement due to branded and private label competition, and the negative impact of net foreign currency exchange rates year-over-year.

Housewares Segment – Net sales in the Housewares segment for the second quarter of fiscal 2010 increased $3.43 million, or 7.3 percent, to $50.57 million compared with $47.13 million for the same period last year.  Sales growth in Housewares was driven by continued growth in the dry food storage category and other line extensions.  During the fiscal quarter ended May 31, 2009, we also began to earn royalties from strategic brand licensing agreements with Staples Inc., the world’s largest office products company, and UCB S.A., a global biopharmaceutical leader.  Staples now sells an exclusive assortment of more than 30 OXO branded office products.  OXO and UCB S.A. have worked together to offer patients suffering from rheumatoid arthritis and related conditions a syringe with an ergonomic design that makes self injection easier to accomplish.  The syringe has been approved for use in the United States by the U.S. Food and Drug Administration.  While the Staples and UCB royalty revenue streams are not yet significant, we believe they have attractive long term growth potential and will add value to OXO’s brand equity by extending its reach into new consumer categories.

The Housewares segment’s performance continues to demonstrate resistance to recessionary trends; however, future sales growth in this segment of our business will be dependent on new product innovation, product line expansion, new sources of distribution, continued expansion of strategic brand licensing opportunities and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing within its traditional product categories and its current customer base amongst most tiers of retailers is extensive.  Accordingly, we expect a more moderate pace of sales growth in the future, as compared to historical trends.

We had some initial shipments of our new OXO Top wet food storage line, but expect the full impact of the new line’s shipments on net sales to occur in the second half of fiscal 2010.  We also recently announced the planned roll-out of our OXO Tot line, a full line of baby and toddler products, expected to initially ship late in the fourth quarter of fiscal 2010.  The initial line consists of approximately 70 items and covers the categories of feeding, cleaning, bathing and nightlights.

Consolidated gross profit margins:

Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended August 31, 2009 increased 0.1 percentage points to 42.5 percent compared to 42.4 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales for the six month period ended August 31, 2009 decreased 1.3 percentage points to 41.6 percent compared to 42.9 percent for the same period last year.

The declines in gross profit margin for the six month period ended August 31, 2009 occurred in the Personal Care segment’s appliance product group where inventory acquired at last fiscal year’s higher commodity prices continues to cycle through cost of sales.  Also, the strengthening of the U.S. Dollar, while reducing reported net sales, had no similar impact on cost of sales because we purchase most of our inventory in U.S. Dollars.  We estimate the impact of foreign currency changes on gross margin accounted for 1.2 and 1.5 percentage points, respectively, of our gross margin declines for the three- and six-month periods ended August 31, 2009, when compared to the same periods last year.  The most significant improvement in gross margins was in our grooming, skin care, and hair care solutions product category as a result of a shift in sales mix due primarily to the Infusium and Ogilvie acquisitions.  On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium hair care products from The Procter & Gamble Company for a cash purchase price of $60 million.  Additionally, on October 10, 2008, we acquired the trademarks, customer lists, distribution rights, formulas and inventory of the Ogilvie brand of home permanent and hair-straightening products for $4.77 million from Ascendia Brands, Inc.  The products obtained in these acquisitions sell at higher per unit prices and provide more attractive gross profit margins than many of the existing brands we offer in the category.

Selling, general and administrative expense (“SG&A”):

For the fiscal quarter ended August 31, 2009, SG&A as a percentage of net sales decreased 3.1 percentage points to 29.7 percent compared to 32.8 percent for the same period last year.  For the fiscal six months ended August 31, 2009, SG&A as a percentage of net sales decreased 3.5 percentage points to 28.6 percent compared to 32.1 percent for the same period last year.  The table below sets forth, for the periods indicated, the key components of SG&A as a percentage of net sales and as a year-over-year percentage change.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Selling, advertising and outbound freight	$17,803	$20,880	$(3,077)	-14.7%	11.0%	13.6%
Personnel, other than distribution	17,425	15,657	1,768	11.3%	10.7%	10.2%
Distribution centers and related personnel	7,033	7,700	(667)	-8.7%	4.3%	5.0%
Other general and administrative	6,495	4,779	1,716	35.9%	4.0%	3.1%
Bad debt expense	161	743	(582)	-78.3%	0.1%	0.5%
Foreign exchange (gains) losses	(668)	613	(1,281)	*	-0.4%	0.4%
Insurance claim (gains) losses	1	(82)	83	*	0.0%	-0.1%
Total SG&A	$48,250	$50,290	$(2,040)	-4.1%	29.7%	32.8%

	Six Months Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Selling, advertising and outbound freight	$32,985	$38,825	$(5,840)	-15.0%	10.8%	13.0%
Personnel, other than distribution	32,631	30,282	2,349	7.8%	10.7%	10.1%
Distribution centers and related personnel	13,256	14,456	(1,200)	-8.3%	4.3%	4.8%
Other general and administrative	12,199	10,159	2,040	20.1%	4.0%	3.4%
Bad debt expense	338	4,607	(4,269)	-92.7%	0.1%	1.5%
Foreign exchange (gains) losses	(3,294)	340	(3,634)	*	-1.1%	0.1%
Insurance claim (gains)	(543)	(2,784)	2,241	-80.5%	-0.2%	-0.9%
Total SG&A	$87,572	$95,885	$(8,313)	-8.7%	28.6%	32.1%

*   Calculation is not meaningful

In order to provide a better understanding of the impact that certain specified items had on our operations, the analysis that follows reports SG&A, for the periods indicated, excluding the items described in the table below.  These financial measures may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100, and the accompanying tables reconcile these measures to the corresponding GAAP-based measures presented in our consolidated statements of operations.

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

SG&A, as reported	$48,250	$50,290	$(2,040)	-4.1%	29.7%	32.8%
Bad debt expense	(161)	(743)	582	-78.3%	-0.1%	-0.5%
Foreign exchange gains (losses)	668	(613)	1,281	*	0.4%	-0.4%
Insurance claim gains (losses)	(1)	82	(83)	-101.2%	0.0%	0.1%
SG&A, without specified items	$48,756	$49,016	$(260)	-0.5%	30.1%	31.9%

	Six Months Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

SG&A, as reported	$87,572	$95,885	$(8,313)	-8.7%	28.6%	32.1%
Bad debt expense	(338)	(4,607)	4,269	-92.7%	-0.1%	-1.5%
Foreign exchange gains (losses)	3,294	(340)	3,634	*	1.1%	-0.1%
Insurance claim gains	543	2,784	(2,241)	-80.5%	0.2%	0.9%
SG&A, without specified items	$91,071	$93,722	$(2,651)	-2.8%	29.8%	31.4%

*   Calculation is not meaningful

The Company believes that these non-GAAP measures provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that these non-GAAP measures, in combination with the Company’s financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of specified items on SG&A.  The Company further believes that the specified items excluded from SG&A do not accurately reflect the underlying performance of its continuing operations for the periods in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s U.S. GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  These non-GAAP measures are not prepared in accordance with U.S. GAAP, are not an alternative to U.S. GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Excluding the impact of the specified items shown in the previous table from the fiscal quarters presented, SG&A as a percentage of net sales decreased 1.8 percentage points to 30.1 percent for the fiscal quarter ended August 31, 2009 compared to 31.9 percent for the same period last year.  Excluding the impact of the specified items shown in the previous table from the six months presented, SG&A as a percentage of net sales decreased 1.6 percentage points to 29.8 percent for the six months ended August 31, 2009 compared to 31.4 percent for the same period last year.  The improvement in our costs are the continued result of:

•      A decrease in advertising expenses, sales materials, and market and trade analysis costs;

•      A decrease in outbound freight costs;

•      Improved distribution costs; and

•      The effects of a comprehensive cost reduction program, which impacted a variety of other general and administrative expenses, offset somewhat by certain inventory management, warehousing, and order management service fees paid to The Procter & Gamble Company for post acquisition services in connection with our first quarter fiscal 2010 Infusium shipments and increased intangible asset amortization as a result of the Infusium acquisition.

The above cost decreases were offset in part by an increase in incentive compensation accrual due to the year-over-year improvement in overall financial results.  We continue to strive to improve our operations and processes, which we believe will ultimately help control costs.  We believe that our competitive position and the long term health of our business depends on fulfillment and transportation excellence.  Our operations with our retailers and, in particular, our large retailers are becoming increasingly intertwined.  As our operations become more intertwined with these retailers, we must offer an increased breadth and complexity of services in order to earn more shelf space and, thus, increase market share.  Consequently, it has become increasingly more expensive to do business with certain of our customers and we expect this trend to continue.  Our Mississippi distribution center operations have grown to a level where we may experience capacity constraints during our peak shipping season, which occurs during our third fiscal quarter each year.  Due to these and other factors, we do not expect continuing distribution cost improvements.

Operating income before impairment charges by segment:

The following table sets forth, for the periods indicated, our operating income before impairment charges by segment, as a year-over-year percentage change, and as a percentage of net sales:

OPERATING INCOME BEFORE IMPAIRMENT CHARGES BY SEGMENT

(dollars in thousands)

	Quarter Ended August 31,				% of Segment Net Sales
	2009	2008	$ Change	% Change	2009	2008

Personal Care	$9,319	$7,406	$1,913	25.8%	8.3%	7.0%
Housewares	11,325	7,448	3,877	52.1%	22.4%	15.8%
Total operating income before impairment charges	$20,644	$14,854	$5,790	39.0%	12.7%	9.7%

	Six Months Ended August 31,				% of Segment Net Sales
	2009	2008	$ Change	% Change	2009	2008

Personal Care	$19,912	$22,363	$(2,451)	-11.0%	9.4%	10.5%
Housewares	19,919	9,917	10,002	100.9%	21.4%	11.6%
Total operating income before impairment charges	$39,831	$32,280	$7,551	23.4%	13.0%	10.8%

*   Calculation is not meaningful

The Personal Care segment’s operating income before impairment charges increased $1.91 million, or 25.8 percent, for the fiscal quarter ended August 31, 2009, when compared to the same period last year.  The segment’s operating income before impairment charges decreased $2.45 million, or 11.0 percent, for the six months ended August 31, 2009, when compared to the same period last year.  The decrease was primarily the result of lower appliance net sales and gross profits due to a weak retail environment, the impact of foreign currency fluctuations on U.S. Dollar reported sales and the impact of last year’s higher commodity costs that are still cycling through cost of sales.

The Housewares segment’s operating income before impairment charges increased $3.88 million, or 52.1 percent, for the fiscal quarter ended August 31, 2009, when compared to the same period last year.  The segment’s operating income before impairment charges increased $10.00 million, or 100.9 percent, for the six months ended August 31, 2009, when compared to the same period last year.  The increases in operating income are due to an increase in net sales of $3.43 and $7.65 million over the same three- and six-month periods last year, respectively, gross margin improvements, and the impact on last year resulting from the segment’s $3.72 million bad debt expense for the Linens retail chain bankruptcy, which was recorded in the fiscal quarter ended May 31, 2008.

Operating income before impairment charges for each operating segment is computed based on net sales, less cost of sales and any SG&A associated with the segment.  The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

Impairment Charges:

During the fiscal quarter ended August 31, 2009, a significant customer decided to discontinue carrying our Skin Milk® brand of skin care products.  Sales to this customer accounted for a substantial portion of the total sales of this brand and, accordingly, non-cash impairment charges were recorded to write off the remaining $0.90 million ($0.89 million after tax) in carrying value of the associated trademark.

During the fiscal quarter ended May 31, 2008, we performed our annual impairment tests of our goodwill and trademarks.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.

Other than the events discussed above, no other indicators of impairment occurred during the fiscal quarter ended August 31, 2009.  For a discussion of  non-cash impairment charges of $99.51 million ($99.06 million after tax) that were recorded during the fiscal quarter ended February 28, 2009, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Impairments” and “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2009.  For additional information regarding subsequent developments associated with fiscal 2009 impairment charges, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Impairments” in our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2009.

Interest expense and other income / (expense):

Interest expense for the three- and six-month periods ended August 31, 2009 was $2.59 and $6.05 million, respectively, compared to $3.48 and $6.94 million, respectively, for the same periods last year.  Interest expense was lower when compared to the previous periods due to lower outstanding debt.

Other income, net, for the three- and six-month periods ended August 31, 2009 was $0.36 and $0.80 million, respectively, compared to $0.75 and $1.67 million, respectively, for the same periods last year.  The following table sets forth, for the periods indicated, the key components of other income and expense, as a year-over-year percentage change and as a percentage of net sales:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Quarter Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Interest income	$108	$776	$(668)	-86.1%	0.1%	0.5%
Net gains on securities	205	(8)	213	*	0.1%	0.0%
Miscellaneous other income (expense)	48	(14)	62	*	0.0%	0.0%
Total other income	$361	$754	$(393)	-52.1%	0.2%	0.5%

	Six Months Ended August 31,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Interest income	$321	$1,694	$(1,373)	-81.1%	0.1%	0.6%
Net gains on securities	420	(7)	427	*	0.1%	0.0%
Miscellaneous other income (expense)	62	(18)	80	*	0.0%	0.0%
Total other income	$803	$1,669	$(866)	-51.9%	0.3%	0.6%

*   Calculation is not meaningful

Interest income was lower for the three- and six-month periods ended August 31, 2009, when compared to the same periods last year due to lower interest rates earned and a lower level of investable holdings.

Income tax expense:

Income tax expense for the three- and six-month periods ended August 31, 2009 was 9.2 and 9.7 percent, respectively, of earnings before income taxes compared to 12.6 and 16.1 percent, respectively, for the same periods last year.  The fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Net Earnings:

Our net earnings were $15.91 and $30.42 million, respectively, for the three- and six-month periods ended August 31, 2009 compared to $10.60 and $16.16 million for the same periods last year.  Our diluted earnings per share was $0.51 and $0.99, respectively, for the three- and six-month periods ended August 31, 2009 compared to $0.34 and $0.52 per share, respectively, for the same periods last year.  Diluted earnings per share for the six-month period ended August 31, 2008 includes the effects of non-cash intangible impairment charges and a charge to bad debt associated with a customer bankruptcy, partially offset by gains on casualty insurance settlements.  Excluding these items from the comparison, diluted earnings per share was $0.51 and $0.99, respectively, for the three- and six-month periods ended August 31, 2009 compared to $0.34 and $0.76, respectively, for the same periods last year, which are improvements of 50.0 and 30.3 percent, respectively.

IMPACT OF SIGNIFICANT ITEMS ON NET EARNINGS AND EARNINGS PER SHARE (“EPS”)

(dollars in thousands, except per share data)

	Three Months Ended August 31,
	Net Earnings		Basic EPS		Diluted EPS
	2009	2008	2009	2008	2009	2008

Net earnings as reported (no signficant items excluded)	$15,911	$10,598	$0.53	$0.35	$0.51	$0.34

	Six Months Ended August 31,
	Net Earnings		Basic EPS		Diluted EPS
	2009	2008	2009	2008	2009	2008

Net earnings as reported	$30,420	$16,156	$1.01	$0.53	$0.99	$0.52
Impairment charges, net of taxes	-	7,605	-	0.25	-	0.24
Charge to allowance for doubtful accounts due to customer bankruptcy, net of taxes	-	2,516	-	0.08	-	0.08
Gain on casualty insurance settlement, net of taxes	-	(2,635)	-	(0.09)	-	(0.08)
Earnings without significant items	$30,420	$23,642	$1.01	$0.78	0.99	0.76

Weighted average common shares used in computing basic and diluted earnings per share, as reported and without significant items:

Three months ended August 31			30,098	30,206	30,920	31,241
Six months ended August 31			29,989	30,212	30,749	31,129

The table above reports non-GAAP earnings and earnings per share data which exclude specified significant items.  Non-GAAP earnings and earnings per share data, as discussed in the preceding tables, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100.  The preceding tables reconcile these measures to their corresponding U.S. GAAP-based measures presented in our consolidated statements of operations.  The Company believes that its non-GAAP earnings and earnings per share data provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP earnings and earnings per share data, in combination with the Company’s financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on earnings and earnings per share.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s U.S. GAAP financial results in the foreseeable future.  The material limitation associated with the use of non-GAAP financial measures is that non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP earnings and earnings per share data is not prepared in accordance with U.S. GAAP, is not an alternative to U.S. GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of August 31, 2009 and 2008 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended August 31,
	2009	2008

Accounts Receivable Turnover (Days) (1)	67.6	69.4
Inventory Turnover (Times) (1)	2.3	2.4
Working Capital (in thousands)	$199,912	$182,411
Current Ratio	2.9 : 1	2.0 : 1
Debt to Equity Ratio (2)	24.8%	36.2%
Return on Average Equity (1) (3)	-7.7%	8.7%

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

(3)  Return on Average Equity for the six months ended August 31, 2009 includes the impact of non-cash impairment charges of $99.51 million ($99.06 million after tax) recorded in the fourth quarter of fiscal 2009.

Operating activities:

Operating activities provided $50.71 million of cash during the first six months of fiscal 2010, compared to $9.15 million of cash used during the same period in fiscal 2009.  The increase in operating cash flow was primarily due to a combination of higher earnings and the timing of fluctuations in working capital components, particularly accounts receivable, inventories, accounts payable, and accrued expenses.

Accounts receivable increased $12.77 million to $116.32 million as of August 31, 2009, compared to $103.55 million at the end of fiscal 2009.  Accounts receivable turnover improved to 67.6 days at August 31, 2009 from 69.4 days at August 31, 2008.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories decreased $15.78 million to $154.00 million as of August 31, 2009, compared to $169.78 million at the end of fiscal 2009.  Inventory turnover decreased to 2.3 times at August 31, 2009 compared to 2.4 times for the same period at August 31, 2008.

Working capital increased to $199.91 million at August 31, 2009, compared to $182.41 million at August 31, 2008.  Our current ratio increased to 2.9:1 at August 31, 2009, compared to 2.0:1 at August 31, 2008.  The increase in our working capital and current ratio was primarily caused by the payoff of our $75 million, 5 year Senior Notes that matured in June 2009, which were classified as a current liability at August 31, 2008, as well as positive operating cash flow.

Investing activities:

Investing activities used $60.46 million of cash during the six months ended August 31, 2009.  Highlights of those activities follow:

•      We spent $1.01 million on molds and tooling, and $0.27 million on patents.

•      We used $60.00 million of cash to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas of Infusium hair care products for our Personal Care segment.

•      We sold substantially all of our trading securities, generating $0.97 million in cash, and liquidated $0.10 million of ARS at par.

Financing activities:

Financing activities used $80.27 million of cash during the six months ended August 31, 2009.  Highlights of those activities follow:

•      We repaid $78 million of Senior Notes.

•      We repurchased and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price.

•      Employees and directors exercised options to purchase 65,875 common shares, providing $0.68 million of cash.

•      Purchases through our employee stock purchase plan provided $0.15 million of cash.

•      In addition, options to purchase 1,000,000 common shares were exercised during the fiscal quarter ended May 31, 2009 in a non-cash transaction in which our chief executive officer tendered 762,519 common shares having a market value of $14.60 million as payment of the exercise price and related federal tax obligations for the exercise of options.  The exercise of these options resulted in the payment of $2.71 million of related federal income tax.

Revolving Line of Credit Agreement and Other Debt Agreements

We have a Revolving Line of Credit Agreement (“RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below.  For additional information regarding the terms and conditions of the RCA, see Note 11 — “Short Term Debt,” to the accompanying consolidated condensed financial statements of this Quarterly Report on Form 10-Q.

As of August 31, 2009, we had an aggregate principal balance of $134 million of Senior Notes with varying maturities due through June 2014.  Outstanding balances of $75 million of 5 year floating rate Senior Notes were repaid in June 2009.  A principal payment of $3 million was also made on our fixed rate, 7.24 percent Senior Note in July 2009.

All of our long term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our RCA and other debt agreements require the maintenance of certain debt/EBITDA ratios and interest coverage ratios, specify minimum consolidated net worth levels, and contain other customary covenants.  As of August 31, 2009, our debt agreements effectively limited our ability to incur more than $56.32 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limits our ability to repurchase our common shares.  As of August 31, 2009, we were in compliance with the terms of the RCA and our other debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at August 31, 2009, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2010	2011	2012	2013	2014	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$9,000	$3,000	$3,000	$3,000	$-	$-	$-
Term debt - floating rate (1)	125,000	-	50,000	-	-	75,000	-
Long-term incentive plan payouts	3,621	1,977	1,129	515	-	-	-
Interest on floating rate debt (1)	27,185	7,452	6,962	4,508	4,507	3,756	-
Interest on fixed rate debt	1,222	625	407	190	-	-	-
Open purchase orders	69,249	69,249	-	-	-	-	-
Minimum royalty payments	77,497	7,115	6,524	5,996	5,660	5,091	47,111
Advertising and promotional	84,961	8,856	6,669	6,285	5,873	5,448	51,830
Operating leases	11,442	1,950	1,619	1,246	1,068	1,078	4,481
Capital spending commitments	900	900	-	-	-	-	-
Total contractual obligations (2)	$410,077	$101,124	$76,310	$21,740	$17,108	$90,373	$103,422

(1) The Company uses interest rate hedge agreements (the “swaps”)  in conjunction with its unsecured floating interest rate $50 million, 7 year and $75 million, 10 year Senior Notes.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 7 and 10 year Senior Notes at 5.89 and 6.01 percent, respectively.  Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2009, we have recorded a provision for our uncertain tax positions of $1.75 million.  We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

As of August 31, 2009, we have no outstanding borrowings and $0.20 million of open letters of credit under our RCA.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three- and six-month periods ended August 31, 2009, approximately 15 percent of our net sales were in foreign currencies.  During the three- and six-month periods ended August 31, 2008, we transacted approximately 15 and 16 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of August 31, 2009 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 14 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).  As of August 31, 2009, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.60 percent as of August 31, 2009 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, should interest rates drop significantly, we could also lose the benefit that floating rate debt can provide in a declining interest rate environment. The swaps are considered 100 percent effective.

Our levels of debt, certain additional draws against our RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile.

The following table summarizes the fair values of our various derivative instruments at August 31, 2009 and February 28, 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS

August 31, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	August 31, 2009	Forward Rate at Inception	at August 31, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£4,000,000	5/27/2009	9/15/2009	12/15/2009	1.6040	1.6261	1.6027	1.6259	($93)
Sell	Pounds	£2,000,000	6/24/2009	2/10/2010	2/10/2010	1.6525	1.6261	1.6514	1.6258	51
Sell	Pounds	£3,000,000	7/20/2009	1/15/2010	2/16/2010	1.6535	1.6261	1.6518	1.6259	78
Sell	Canadian	$5,000,000	4/29/2009	10/15/2009	12/15/2009	0.8308	0.9138	0.8319	0.9138	(410)
Subtotal										(374)

Interest Rate Swap Contracts Reported as Cash Flow Hedges

Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,530)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(8,547)
Subtotal										(12,077)

Total Fair Value										$(12,451)

February 28, 2009
				Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Notional Amount	Contract Date	From	To	Contract Date	February 28, 2009	Forward Rate at Inception	at February 28, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	£7,011,000	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	(1,298)
Subtotal										819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(931)
Swap	Dollars	$50,000,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,772)
Swap	Dollars	$75,000,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,167)
Subtotal										(13,870)

Total Fair Value										$(13,051)

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Risks inherent in cash, cash equivalents, and investment holdings:

Our cash, cash equivalents, and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.    Cash equivalents consist of money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, and long-term investments we held at August 31, 2009 and February 28, 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	August 31, 2009		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing accounts - unrestricted	$4,380	0.00 to 2.00%	$18,575	0.00 to 3.00%
Cash held in interest and non interest-bearing accounts - restricted	1,794	0.00 to 3.00%	1,426	0.00 to 7.00%
Money market accounts	6,482	0.09 to 3.33%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$12,656		$102,675

Long-term investments - auction rate securities	$20,433	0.00 to 1.78%	$19,973	1.95 to 8.67%

Our cash balances at August 31, 2009 and February 28, 2009 include restricted cash of $1.79 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash, and cannot repatriate it at this time.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 19.1 to 36.3 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are classified as non-current assets held for sale under the heading “Other long-term assets” in our consolidated condensed balance sheet.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2009 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others, the departure and recruitment of key personnel; the Company’s ability to deliver products to our customers in a timely manner; requirements to accurately project product demand and orders of customers; our relationship with key customers and licensors; the costs of complying with the business demands and requirements of large sophisticated customers; the Company’s dependence on foreign sources of supply and manufacturing; the impact of changing costs of raw materials, energy and operations; the inability to liquidate auction rate securities; circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets; the Company’s ability to develop and introduce innovative new products to meet changing consumer preferences; disruptions in U.S. and international credit markets; exchange rate risks; expectations regarding acquisitions and the integration of acquired businesses; the Company’s use of debt and the constraints it may impose; the risks associated with tax audits and disputes with taxing authorities; potential changes in laws, including tax laws; the Company’s ability to continue to avoid classification as a controlled foreign corporation; the Company’s dependence on the strength of retail economies; the impact of a prolonged recession, and the highly subjective nature of projections of sales and earnings; and the fact that future sales and earnings could vary in a material amount from the Company’s projections.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), maintains disclosure controls and procedures as defined in Rules 13a-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2009. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized us to repurchase up to 1,956,240 shares in the open market or through private transactions as of August 31, 2009.  During the fiscal quarter ended August 31, 2009, we did not repurchase any shares.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual General Meeting of Shareholders was held August 25, 2009 in El Paso, Texas and was adjourned until and concluded on September 15, 2009. At that meeting, the shareholders voted on the following proposals:

•                  Proposal 1. To set the number of director positions at nine and elect the nine nominees to the Company’s Board of Directors;

•                  Proposal 2. To approve amendments to the Helen of Troy Limited 2008 Stock Incentive Plan; and

•                  Proposal 3. To appoint Grant Thornton LLP as the Company’s auditor and independent registered public accounting firm for the 2010 fiscal year and to authorize the Audit Committee of the Board of Directors to set the auditor’s remuneration.

Voting for Proposals 1 and 3 was concluded on August 25, 2009.  The Annual General Meeting was adjourned with respect to the voting for Proposal 2 until September 15, 2009.  A description of the foregoing matters is contained in the Company’s Proxy Statement dated June 29, 2009, relating to the 2009 Annual General Meeting of Shareholders.

With respect to Proposal 1, the shareholders elected each of the following directors to the Company’s Board of Directors by the votes indicated below, to serve until the next annual general meeting of shareholders, or until his or her successor is qualified and elected:

	For	Withheld

Gary B. Abromovitz	19,100,984	9,495,977
John B. Butterworth	28,061,703	535,258
Timothy F. Meeker	19,062,799	9,534,162
Byron H. Rubin	28,009,242	587,719
Gerald J. Rubin	27,837,981	758,980
Stanlee N. Rubin	25,717,301	2,879,660
William F. Susetka	28,086,905	510,056
Adolpho R. Telles	28,086,583	510,378
Darren G. Woody	19,072,712	9,524,249

The proposal to approve amendments to the Helen of Troy Limited 2008 Stock Incentive Plan received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

10,085,668	15,655,044	713,172	2,143,077

The proposal to appoint Grant Thornton LLP as the Company’s auditor and independent registered public accounting firm for fiscal 2010 and to authorize the Audit Committee of the Board of Directors to set the auditor’s remuneration received the following votes:

			Broker
For	Against	Abstentions	Non-Votes

28,526,900	39,428	30,633	-

ITEM 6.      EXHIBITS

(a)	Exhibits

10.1

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

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

HELEN OF TROY LIMITED
(Registrant)

Date:	October 8, 2009	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date:	October 8, 2009	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date:	October 8, 2009	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

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