Form 10-Q
period 2009-11-30
HELEN OF TROY LTD
filed 2010-01-11
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..... to .....

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 4, 2010
Common Shares, $0.10 par value per share	30,530,958 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	November 30,	February 28,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$58,960	$102,675
Trading securities, at market value	-	570
Receivables - principally trade, less allowance of $1,999 and $1,916	144,831	103,548
Inventories	129,757	169,780
Prepaid expenses	4,148	2,819
Income taxes receivable	1,646	4,051
Deferred income tax benefit	12,355	13,010
Total current assets	351,697	396,453

Property and equipment, net of accumulated depreciation of $58,339 and $51,607	79,826	83,946
Goodwill	185,831	166,131
Other intangible assets, net of accumulated amortization of $31,602 and $27,321	178,868	143,660
Deferred income tax benefit	-	1,618
Other long-term assets, net of accumulated amortization of $3,719 and $3,447	29,947	29,499
Total assets	$826,169	$821,307

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,000	$78,000
Accounts payable, principally trade	37,694	33,957
Accrued expenses and other current liabilities	77,118	51,278
Total current liabilities	117,812	163,235

Long-term compensation liability	3,335	3,459
Long-term income taxes payable	1,975	2,903
Deferred income tax liability	219	-
Long-term portion of interest rate swaps	8,421	9,017
Long-term debt, less current portion	131,000	134,000
Total liabilities	262,762	312,614

Commitments and contingencies

Shareholders’ equity:
Cumulative preferred shares, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common shares, $0.10 par. Authorized 50,000,000 shares; 30,501,558 and 29,878,988 shares issued and outstanding	3,050	2,988
Additional paid-in-capital	118,922	105,627
Retained earnings	451,864	410,372
Accumulated other comprehensive loss	(10,429)	(10,294)
Total shareholders’ equity	563,407	508,693
Total liabilities and shareholders’ equity	$826,169	$821,307

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Net sales	$189,399	$185,619	$495,465	$484,165
Cost of sales	105,877	112,075	284,540	282,456
Gross profit	83,522	73,544	210,925	201,709

Selling, general and administrative expense	53,658	53,543	141,230	149,428
Operating income before impairment charges	29,864	20,001	69,695	52,281

Impairment charges	-	-	900	7,760
Operating income	29,864	20,001	68,795	44,521

Other income (expense):
Interest expense	(2,146)	(3,380)	(8,192)	(10,317)
Other income, net	125	575	927	2,244
Total other income (expense)	(2,021)	(2,805)	(7,265)	(8,073)

Earnings before income taxes	27,843	17,196	61,530	36,448

Income tax expense (benefit):
Current	2,589	2,534	3,887	1,929
Deferred	521	(428)	2,490	3,273
Net earnings	$24,733	$15,090	$55,153	$31,246

Earnings per share:
Basic	$0.81	$0.50	$1.83	$1.03
Diluted	$0.80	$0.48	$1.79	$1.00

Weighted average common shares used in computing net earnings per share:
Basic	30,357	30,196	30,110	30,206
Diluted	31,047	31,229	30,848	31,162

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$55,153	$31,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,436	10,604
Provision for doubtful receivables	577	678
Share-based compensation	1,264	1,037
Realized and unrealized (gain) loss - trading securities	(421)	68
Deferred taxes, net	2,427	3,205
(Gain) loss on the sale of property and equipment	33	(100)
Impairment charges	900	7,760
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(41,860)	(37,795)
Inventories	40,023	(26,209)
Prepaid expenses	(1,329)	2,584
Other assets	(397)	(376)
Accounts payable	3,789	8,930
Accrued expenses	24,837	5,810
Income taxes payable	1,497	(4,268)
Net cash provided by operating activities	97,929	3,174
Cash flows from investing activities:
Capital, license, trademark, and other intangible expenditures	(3,303)	(4,964)
Business acquisitions	(60,000)	(4,765)
Purchase of investments	-	(453)
Sale of investments	1,141	40,575
Proceeds from the sale of property and equipment	44	2,613
Net cash (used in) provided by investing activities	(62,118)	33,006
Cash flows from financing activities:
Repayment of long-term debt	(78,000)	(3,000)
Proceeds from exercise of stock options, including tax benefits	5,846	515
Proceeds from employee stock purchase plan	151	212
Common share repurchases	(419)	(4,264)
Payment of tax obligations resulting from cashless option exercises	(7,166)	-
Share-based compensation tax benefit	62	63
Net cash used in financing activities	(79,526)	(6,474)
Net (decrease) increase in cash and cash equivalents	(43,715)	29,706
Cash and cash equivalents, beginning of period	102,675	57,851
Cash and cash equivalents, end of period	$58,960	$87,557
Supplemental cash flow disclosures:
Interest paid	$8,673	$9,797
Income taxes paid (refunded), net	$(2,194)	$6,156
Common shares received as exercise price of options	$23,261	$-

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

November 30, 2009

Note 1 – Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2009 and February 28, 2009, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2009 and 2008. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and our other reports on file with the Securities and Exchange Commission (“SEC”).  In some cases, we have provided additional information for prior periods in the accompanying notes to consolidated condensed financial statements to conform to the current period’s presentation.  In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries.

During the fiscal quarter ended November 30, 2009, management changed the balance sheet classification of interest rate swaps to show the portion of these obligations that will not be paid within 12 months as long-term.  The obligations as of February 28, 2009 and November 30, 2008 have been similarly classified on the Company’s consolidated condensed balance sheets and in the accompanying footnotes to conform with the current period’s presentation.  The change in classification had no effect on current or prior period reported earnings or equity.

Note 2 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

Note 3 – Litigation

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   The effect of dilutive securities (stock options) was approximately 690,600 and 737,400 common shares for the three- and nine-month periods ended November 30, 2009, respectively, and 1,032,700 and 955,900  for the three- and nine-month periods ended November 30, 2008, respectively.  Our earnings per share computations did not include stock options to purchase approximately 1,203,400 and 1,521,400 common shares for the three- and nine-month periods ended November 30, 2009, respectively, and 1,437,400 and 1,527,200 common shares for the three- and nine-month periods ended November 30, 2008, respectively, because their inclusion would be anti-dilutive.

Note 5 – Comprehensive Income

The components of comprehensive income are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Net earnings, as reported	$24,733	$15,090	$55,153	$31,246
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps	(828)	(4,046)	355	(805)
Cash flow and ordinary hedges - foreign currency	66	254	(801)	1,480
Unrealized gain (loss) - auction rate securities	(59)	(529)	311	(2,114)
Comprehensive income	$23,912	$10,769	$55,018	$29,807

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	November 30,	February 28,
	2009	2009

Accumulated net unrealized holding loss on cash flow hedges - interest rate swaps	$(8,799)	$(9,154)
Accumulated net unrealized holding gain (loss) on cash flow and ordinary hedges - foreign currency	(174)	627
Accumulated net temporary impairment loss on auction rate securities	(1,456)	(1,767)
Total accumulated other comprehensive loss	$(10,429)	$(10,294)

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of operations:

THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

(in thousands)

	Personal
November 30, 2009	Care	Housewares	Total
Net sales	$134,206	$55,193	$189,399
Operating income before impairment charges	16,591	13,273	29,864
Operating income	16,591	13,273	29,864
Capital, license, trademark and other intangible expenditures	982	740	1,722
Depreciation and amortization	2,131	1,372	3,503

	Personal
November 30, 2008	Care	Housewares	Total
Net sales	$140,318	$45,301	$185,619
Operating income before impairment charges	11,780	8,221	20,001
Operating income	11,780	8,221	20,001
Capital, license, trademark and other intangible expenditures	190	767	957
Depreciation and amortization	2,221	1,313	3,534

NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

(in thousands)

	Personal
November 30, 2009	Care	Housewares	Total
Net sales	$347,018	$148,447	$495,465
Operating income before impairment charges	36,503	33,192	69,695
Impairment charges	900	-	900
Operating income	35,603	33,192	68,795
Capital, license, trademark and other intangible expenditures	1,264	2,039	3,303
Depreciation and amortization	7,329	4,107	11,436

	Personal
November 30, 2008	Care	Housewares	Total
Net sales	$353,258	$130,907	$484,165
Operating income before impairment charges	34,143	18,138	52,281
Impairment charges	7,760	-	7,760
Operating income	26,383	18,138	44,521
Capital, license, trademark and other intangible expenditures	1,576	3,388	4,964
Depreciation and amortization	6,793	3,811	10,604

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

IDENTIFIABLE ASSETS AT NOVEMBER 30, 2009 AND FEBRUARY 28, 2009

(in thousands)

	Personal
	Care	Housewares	Total
November 30, 2009	$466,015	$360,154	$826,169
February 28, 2009	466,590	354,717	821,307

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

Note 8 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2009	2009
Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,125	65,028
Computer and other equipment	3 - 10	44,461	43,484
Molds and tooling	1 - 3	9,961	8,880
Furniture and fixtures	5 - 15	8,457	8,385
Construction in process	-	1,088	703
		138,165	135,553
Less accumulated depreciation		(58,339)	(51,607)
Property and equipment, net		$79,826	$83,946

In addition to certain minor asset dispositions during the quarter ended May 31, 2008, we sold a fractional share of a corporate jet for $0.97 million and recognized a pretax gain of $0.10 million.  During the quarter ended August 31, 2008, we sold the last remaining fractional share of a corporate jet for $1.60 million and recognized a pretax gain of $0.01 million.

Depreciation expense was $1.95 and $6.89 million for the three- and nine-month periods ended November 30, 2009, respectively, and $2.55 and $7.79 for the three- and nine-month periods ended November 30, 2008, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2018.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.56 and $1.71 million for the three- and nine-month periods ended November 30, 2009, respectively, and $0.46 and $1.68 million for the three- and nine-month periods ended November 30, 2008, respectively.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

INTANGIBLE ASSETS

(in thousands)

	February 28, 2009		Nine Months Ended November 30, 2009			November 30. 2009
	Gross	Cumulative
	Carrying	Goodwill			Acquisition	Accumulated	Net Book
Description / Life	Amount	Impairments	Additions	Impairments	Adjustments	Amortization	Value
Personal Care:
Goodwill	$46,490	$(46,490)	$19,700	$-	$-	$-	$19,700
Trademarks - indefinite	35,575	-	18,700	(900)	(321)	-	53,054
Trademarks - definite	338	-	-	-	-	(244)	94
Licenses - indefinite	10,300	-	-	-	-	-	10,300
Licenses - definite	24,196	-	-	-	-	(19,303)	4,893
Other Intangibles - definite	4,689	-	21,600	-	-	(3,231)	23,058
Total Personal Care	121,588	(46,490)	60,000	(900)	(321)	(22,778)	111,099
Housewares:
Goodwill	166,131	-	-	-	-	-	166,131
Trademarks - indefinite	75,554	-	-	-	-	-	75,554
Other Intangibles - definite	20,329	-	410	-	-	(8,824)	11,915
Total Housewares	262,014	-	410	-	-	(8,824)	253,600
Total	$383,602	$(46,490)	$60,410	$(900)	$(321)	$(31,602)	$364,699

The following table summarizes the amortization expense attributable to intangible assets for the three- and nine-month periods ended November 30, 2009 and 2008, respectively, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2010 through 2015.

AMORTIZATION OF INTANGIBLES

(in thousands)
Aggregate Amortization Expense
For the three months ended

November 30, 2009	$1,496
November 30, 2008	$839

Aggregate Amortization Expense
For the nine months ended

November 30, 2009	$4,281
November 30, 2008	$2,383

Estimated Amortization Expense
For the fiscal years ended

February 2010	$5,695
February 2011	$5,269
February 2012	$5,155
February 2013	$5,122
February 2014	$4,658
February 2015	$4,579

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

The fair values of the assets acquired were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined under U.S. generally accepted accounting principles (“GAAP”). Key assumptions include (1) a discount rate of 13.5 percent, (2) a terminal value based on long-term sustainable growth rates of 2 percent and an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiple of 7.0, (3)

financial multiples of companies operating in similar markets as Infusium, and (4) adjustments for control premiums that market participants might consider when estimating the fair value of the Infusium business.

Note 11 – Short Term Debt

We have a Revolving Line of Credit Agreement (the “RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below. The commitment under the RCA terminates on December 15, 2013.  Borrowings under the RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon our timely election, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” (as defined in the RCA) at the time of the borrowing. We incur loan commitment fees at a current rate of 0.25 percent per annum on the unused balance of the RCA and letter of credit fees at a current rate of 1.38  percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability dollar for dollar.  As of November 30, 2009, there were no revolving loans and $0.20 million of open letters of credit outstanding against this facility.

The RCA contains certain covenants and formulas that limit our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of November 30, 2009, our loan covenants effectively limited our ability to incur more than $229.26 million of additional debt from all sources, including draws on our RCA.  The RCA is guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares.  As of November 30, 2009, we were in compliance with the terms of the RCA and our other debt agreements.

Note 12 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2009	2009

Accrued sales returns, discounts and allowances	$25,791	$21,235
Accrued compensation	15,633	4,487
Accrued advertising	12,453	5,606
Accrued interest	1,396	2,140
Accrued royalties	4,305	3,513
Accrued professional fees	1,026	1,053
Accrued benefits and payroll taxes	1,133	1,455
Accrued freight	1,765	912
Accrued property, sales and other taxes	1,983	660
Foreign currency contracts	294	(819)
Interest rate swaps	4,911	4,853
Other	6,428	6,183
Total accrued expenses and other current liabilities	$77,118	$51,278

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

Note 14 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		November 30,	February 28,
	Borrowed	Rates	Matures	2009	2009

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$9,000	$12,000

$75 million unsecured floating interest rate 5 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal was due and paid on June 29, 2009.	06/04	5.89%	06/09	-	75,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				134,000	212,000
Less current portion of long-term debt				(3,000)	(78,000)
Long-term debt, less current portion				$131,000	$134,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 16.

All of our long-term debt is unconditionally guaranteed by our parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants. As of November 30, 2009, our debt agreements effectively limited our ability to incur more than $229.26 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common shares.  As of November 30, 2009, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of operations:

INTEREST EXPENSE

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Interest and commitment fees	$601	$2,437	$2,917	$7,098
Deferred finance costs	61	144	272	431
Interest rate swap settlements	1,484	799	5,003	2,788
Total interest expense	$2,146	$3,380	$8,192	$10,317

Note 15 – Fair Value

On June 1, 2009, we adopted the interim disclosure provisions about the fair value of financial instruments as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Codification (“the Codification”).  These provisions require disclosures about the fair value of financial instruments, previously only required in annual financial statements, to be included in interim financial statements. These provisions also require the disclosure in interim financial statements of methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods.  On March 1, 2009, we adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosures Topic of the Codification, as it relates to our non-financial assets and liabilities measured on a non-recurring basis.  The Company’s financial assets and liabilities, which are adjusted to fair value at the end of each reporting period presented in these consolidated condensed financial statements, are money market accounts, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.  For additional information regarding the determination of fair values, see Note 15 – “Fair Value” to our consolidated financial statements included in our latest annual report on Form 10-K.

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of November 30, 2009 and February 28, 2009:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	November 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$44,973	$44,973	$-	$-
Commercial Paper	5,000	5,000
Auction rate securities	20,294	-	-	20,294
Total Assets	$70,267	$49,973	$-	$20,294

Liabilities:
Foreign currency contracts	$294	$-	$294	$-
Long-term debt - fixed rate (1)	9,662	-	9,662	-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	13,332	-	13,332	-
Total Liabilities	$148,288	$-	$148,288	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$82,674	$82,674	$-	$-
Trading securities	570	570	-	-
Auction rate securities	19,973	-	-	19,973
Foreign currency contracts	819	-	819	-
Total Assets	$104,036	$83,244	$819	$19,973

Liabilities:
Foreign currency contracts	-	-	-	-
Long-term debt - fixed rate (1)	$12,441	$-	$12,441	$-
Long-term debt - floating rate	200,000	-	200,000	-
Interest rate swaps	13,870	-	13,870	-
Total Liabilities	$226,311	$-	$226,311	$-

(1)  Debt values are reported at estimated fair value in this table, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.  Trading securities are also classified as Level 1 assets because they consist of certain publicly traded stocks which are stated on our consolidated condensed balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date.

We classify our auction rate securities (“ARS”)  as Level 3 assets because we determine their estimated fair values with discounted cash flow models using the methodology and assumptions described in Note 15 to the consolidated financial statements contained in our latest annual report on Form 10-K.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at November 30, 2009 was computed using a discounted cash flow analysis and discount rate of 3.11 percent.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

The table below presents a reconciliation of our assets measured and recorded at fair value on a recurring basis and other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended November 30, 2009:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Three Months Ended		Nine Months Ended
	November 30, 2009		November 30, 2009
		Other		Other
		Non-Financial		Non-Financial
	ARS	Assets	ARS	Assets

Balance at beginning of period	$20,433	$366,053	$19,973	$-
Transfers into Level 3 at March 1, 2009	-	-	-	309,791
Total gains (losses):
Included in earnings - realized	-	(1,496)	-	(5,181)
Included in other comprehensive income (loss) - unrealized	(89)	-	471	-
Acquired during the period	-	142	-	60,410
Acquisition adjustments during the period	-	-	-	(321)
Sales at par	(50)	-	(150)	-
Balance at end of period	$20,294	$364,699	$20,294	$364,699

Cumulative unrealized losses relating to assets still held at each reporting date, net of taxes			$(1,456)	$-

Note 16 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2009, approximately 16 and 15 percent, respectively, of our net sales were in foreign currencies.  During the three- and nine-month periods ended November 30, 2008, we transacted approximately 20 and 18 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three- and nine-month periods ended November 30, 2009, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.14 and $3.43 million, respectively, in SG&A and ($0.02) and $0.10 million, respectively, in income tax expense. For the three- and nine-month periods ended November 30, 2008, we recorded net foreign exchange losses, including the impact of currency hedges, of $4.59 and $4.93 million, respectively, in SG&A and net foreign exchange gains of $0.15 and $0.56 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our long-term debt outstanding as of November 30, 2009 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 14, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).  As of November 30, 2009, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.28 percent as of November 30, 2009 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at November 30, 2009 and February 28, 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
November 30, 2009
		Notional		Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Amount (Thousands)	Contract Date	From	To	Contract Date	November 30, 2009	Forward Rate at Inception	at November 30, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£2,000	5/27/2009	12/15/2009	12/15/2009	1.6040	1.6424	1.6025	1.6423	$(80)
Sell	Pounds	£2,000	6/24/2009	2/10/2010	2/10/2010	1.6525	1.6424	1.6514	1.6417	19
Sell	Pounds	£3,000	7/20/2009	1/15/2010	2/16/2010	1.6535	1.6424	1.6518	1.6419	30
Sell	Pounds	£5,000	11/5/2009	10/14/2010	2/15/2011	1.6620	1.6424	1.6527	1.6372	78
Sell	Canadian	$3,000	4/29/2009	12/15/2009	12/15/2009	0.8308	0.9460	0.8322	0.9460	(341)
Subtotal										(294)

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$50,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,415)
Swap	Dollars	$75,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,917)
Subtotal										(13,332)

Total Fair Value										$(13,626)

February 28, 2009
		Notional		Range of Maturities		Spot Rate at	Spot Rate at	Weighted Average	Weighted Average Forward Rate	Market Value of the Contract in
Contract Type	Currency to Deliver	Amount (Thousands)	Contract Date	From	To	Contract Date	February 28, 2009	Forward Rate at Inception	at February 28, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	$7,011	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	(1,298)
Subtotal										819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(931)
Swap	Dollars	$50,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,772)
Swap	Dollars	$75,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,167)
Subtotal										(13,870)

Total Fair Value										$(13,051)

The pre-tax effect of derivative instruments for the three- and nine-month periods ended November 30, 2009 and 2008 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended November 30,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss			as Income (1)
	2009	2008	Location	2009	2008	Location	2009	2008

Foreign currency contracts - ordinary and cash flow hedges	$(233)	$391	SG&A	$(312)	$-	SG&A	$(18)	$(39)
Interest rate swap contracts - cash flow hedges	(2,739)	(6,929)	Interest expense	(1,484)	(799)		-	-
Total	$(2,972)	$(6,538)		$(1,796)	$(799)		$(18)	$(39)

	Nine Months Ended November 30,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss			as Income (1)
	2009	2008	Location	2009	2008	Location	2009	2008

Foreign currency contracts - ordinary and cash flow hedges	$(1,008)	$2,210	SG&A	$106	$-	SG&A	$28	$(150)
Interest rate swap contracts - cash flow hedges	(4,465)	(4,008)	Interest expense	(5,003)	(2,788)		-	-
Total	$(5,473)	$(1,798)		$(4,897)	$(2,788)		$28	$(150)

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, and long-term investments we held at November 30, 2009 and February 28, 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	November 30, 2009		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing accounts - unrestricted	$7,502	0.00 to 2.00%	$18,575	0.00 to 3.00%
Cash held in interest and non interest-bearing accounts - restricted	1,485	0.00 to 2.00%	1,426	0.00 to 7.00%
Commercial paper	5,000	0.06%	-	-
Money market accounts	44,973	0.03 to 3.33%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$58,960		$102,675

Long-term investments - auction rate securities	$20,294	1.59 to 1.74%	$19,973	1.95 to 8.67%

Our cash balances at November 30, 2009 and February 28, 2009 include restricted cash of $1.49 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market.  Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash at an official exchange rate, and cannot do so at this time. We use our Venezuelan cash balances to fund operations within Venezuela and do not otherwise rely on these restricted funds as a source of liquidity.  At November 30, 2009, the cash balance was re-measured using the official exchange rate.  However, if in the future the Company converts the cash balances into U.S. dollars using the more unfavorable parallel exchange rate, it could result in currency exchange losses.  Furthermore, as facts and circumstances change, the Company may consider re-measuring the Venezuelan cash balance using a parallel rate rather than the official exchange rate, as the parallel rate may better reflect the fair value of Bolivares Fuertes.  The Company does not expect the impact of any Venezuelan currency exchange losses to be material to the Company’s operations, financial position or cash flows.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18.8 to 36.0 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other long-term assets” in our consolidated condensed balance sheets.

At November 30, 2009 and February 28, 2009, we had cumulative pre-tax unrealized losses on our ARS of $2.21 and $2.68 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets, net of related tax effects of $0.75 and $0.91 million, respectively.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  For the three- and nine-month periods ended November 30, 2009, we liquidated $0.05 and $0.15 million, respectively, of ARS at par.  For the three- and nine-month periods ended November 30, 2008, we liquidated $24.18 and $40.58 million, respectively, of ARS at par.

Note 17 – Repurchase of Helen of Troy Common Shares

Our Board of Directors has authorized us to repurchase up to 1,280,650 common shares in the open market or through private transactions as of November 30, 2009.  During the fiscal quarter ended May 31, 2009, we purchased on the open market and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price.  We did not repurchase any other common shares on the open market for the balance of the current fiscal year.  During the fiscal quarters ended May 31, 2009 and November 30, 2009, our chief executive officer tendered certain common shares as payment for the exercise price and related federal tax obligations arising from the exercise of options.   We accounted for this activity as a purchase and retirement of the shares.   The table below summarizes these option exercise transactions:

SHARES TENDERED FOR THE EXERCISE OF OPTIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009

Transaction Date	Total Number of Options Exercised	Total Number of Shares Temdered in Payment of the Exercise Price and Related Federal Taxes	Fair Market Value of shares at the Transaction Date (in thousands)	Average Price per Share Tendered

May 14, 2009	1,000,000	762,519	$14,600	$19.15
October 8, 2009	1,000,000	675,590	15,552	23.02
Totals / Average	2,000,000	1,438,109	$30,152	$20.97

The following schedule provides the Company’s purchase activity for the three months ended November 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 through September 30, 2009	-	$-	-	1,956,240
October 1 through October 31, 2009	675,590	23.02	675,590	1,280,650
November 1 through November 30, 2009	-	-	-	1,280,650
Total	675,590	$23.02	675,590	1,280,650

(1)  Consists of 675,590 shares tendered for the exercise of options on October 8, 2009.

Note 18 – Share-Based Compensation Plans

We have equity awards outstanding under two expired and three active share-based compensation plans.  Under these plans, the Company recorded share-based compensation expense in SG&A for the three- and nine-month periods ended November 30, 2009 and 2008, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Stock options	$433	$377	$995	$955
Restricted stock grants	-	-	176	-
Employee stock purchase plan	-	-	93	82
Share-based payment expense	433	377	1,264	1,037
Less income tax benefits	(27)	(24)	(62)	(63)
Share-based payment expense, net of income tax benefits	$406	$353	$1,202	$974

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.01	$0.04	$0.03
Diluted	$0.01	$0.01	$0.04	$0.03

A summary of option activity as of November 30, 2009, and changes during the nine months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2009	4,836	$15.37	$5.61	3.37	$1,039
Granted	300	18.93
Exercised	(2,083)	(11.65)			19,726
Forfeited / expired	(68)	(21.24)
Outstanding at November 30, 2009	2,985	$18.19	$6.53	4.27	$11,120

Exercisable at November 30, 2009	2,265	$17.08	$5.95	3.41	$10,571

Note 19 – Subsequent Events

Management has evaluated subsequent events through January 11, 2010, the date these financial statements were issued, for both conditions existing and not existing as of November 30, 2009 and concluded there were no subsequent events to recognize or disclose.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2009.

OVERVIEW OF THE QUARTER’S RESULTS:

Our third fiscal quarter’s net sales traditionally average 31.9 percent of the year’s total on a historical basis, and is our highest volume quarter each year.  We continued to face a very difficult retail sales environment in the third quarter of fiscal 2010.  Although retail inventory levels appear to have stabilized, the economy continues to negatively impact retail sales, primarily in our Personal Care segment.

On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23® (“Infusium”) hair care products from The Procter & Gamble Company for a purchase price of $60 million, which we paid with cash on hand.  Infusium has a heritage of over 80 years and its shampoos, conditioners, and leave-in treatments have an established reputation for product performance with stylists and consumers. The acquisition is a significant addition to the Company’s grooming, skin care and hair care solutions product portfolio, but has required minimal additional staffing and infrastructure. We are marketing Infusium products in both retail and professional trade channels.  The three- and nine-month periods ended November 30, 2009 include three- and eight-months, respectively, of Infusium net sales totaling $8.93 and $25.61 million, respectively.

Consolidated net sales for the three- and nine-month periods ended November 30, 2009 increased 2.0 and 2.3 percent to $189.40 and $495.47 million, respectively, compared to $185.62 and $484.17 million, respectively, for the same periods last year.  Net sales in our Personal Care segment were down 4.4 and 1.8 percent for the three- and nine-month periods ended November 30, 2009, when compared to the same periods last year.  Year-over-year net sales declines in the Personal Care segment were due primarily to consumer spending declines, an overall shift by consumers to spending on lower price point personal care items, the loss of some appliance placement due to branded and private label competition, and the negative impact of net foreign currency exchange rates.  Net sales in our Housewares segment were up 21.8 and 13.4 percent for the three- and nine-month periods ended November 30, 2009, respectively, when compared to the same periods last year.  Sales growth in the Housewares segment was driven by continued growth in the wet and dry food storage category and other line extensions.

For the three- and nine-month periods ended November 30, 2009, U.S. net sales contributed 5.4 and 4.9 percentage points, respectively, to growth in net sales, or $10.11 and $23.75 million, respectively.  U.S. growth was offset by declines of 3.4 and 2.6 percentage points, respectively, in our international net sales, or $6.33 and $12.45 million, respectively, when compared with the same period last year.  For the three month period ended November 30, 2009, net foreign currency exchange rates slightly increased our international net sales, by approximately $0.32 million.  For the nine month period ended November 30, 2009, net foreign currency exchange rates decreased our international sales by approximately $7.59 million.  The impact of these fluctuations primarily affected the Personal Care’s appliance category.

In addition to our sales performance discussed above, highlights of the three- and nine-month periods ended November 30, 2009 include the following:

•     Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended November 30, 2009 increased 4.5 percentage points to 44.1 percent compared to 39.6 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales for the nine month period ended November 30, 2009 increased 0.9 percentage points to 42.6 percent compared to 41.7 percent for the same period last year.  The improved margins were due to the impact of commodity price decreases reflected in the cost of inventory purchased earlier in the year, lower inbound freight, sourcing cost improvements, and changes in sales mix.

•     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased 0.5 percentage points to 28.3 percent for the three months ended November 30, 2009 compared to 28.8 percent for the same period last year.  SG&A expense as a percentage of net sales for the nine months ended November 30, 2009 decreased 2.4 percentage points to 28.5 percent compared to 30.9 percent for the same period last year.

•     For the three- and nine-month periods ended November 30, 2009, operating income before impairment charges as a percentage of net sales increased 5.0 and 3.3 percentage points to $29.86 and $69.70 million compared to $20.00 and $52.28 million, respectively, for the same periods last year.  For the three- and nine-month periods ended November 30, 2009, this represents a year-over-year improvement of 49.3 and 33.3 percent, respectively.

•     For the three- and nine-month periods ended November 30, 2009, our net earnings were $24.73 and $55.15 million, respectively, compared to $15.09 and $31.25 million, respectively, for the same periods last year.  For the three- and nine-month periods ended November 30, 2009, our diluted earnings per share were $0.80 and $1.79 compared to $0.48 and $1.00, respectively for the same periods last year.   Diluted earnings per share for the nine-month period ended November 30, 2008 includes the effects of non-cash intangible impairment charges, a charge to bad debt associated with the Linens ‘n Things (“Linens”) bankruptcy, partially offset by gains on casualty insurance settlements.  Excluding these items from the nine month period ended November 30, 2008, diluted earnings per share for the three- and nine-month periods ended November 30, 2009 improved year-over-year by $0.33 and $0.56, respectively, or 70.2 and 45.5 percent, respectively.   We believe earnings and related diluted earnings per share excluding the impact of significant items are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 32.

RESULTS OF OPERATIONS

Comparison of three- and nine-month periods ended November 30, 2009 to the same periods ended November 30, 2008

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Net sales
Personal Care Segment	$134,206	$140,318	$(6,112)	-4.4%	70.9%	75.6%
Housewares Segment	55,193	45,301	9,892	21.8%	29.1%	24.4%
Total net sales	189,399	185,619	3,780	2.0%	100.0%	100.0%
Cost of sales	105,877	112,075	(6,198)	-5.5%	55.9%	60.4%
Gross profit	83,522	73,544	9,978	13.6%	44.1%	39.6%

Selling, general and administrative expense	53,658	53,543	115	0.2%	28.3%	28.8%
Operating income before impairment charges	29,864	20,001	9,863	49.3%	15.8%	10.8%

Impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	29,864	20,001	9,863	49.3%	15.8%	10.8%

Other income (expense):
Interest expense	(2,146)	(3,380)	1,234	-36.5%	-1.1%	-1.8%
Other income, net	125	575	(450)	-78.3%	0.1%	0.3%
Total other income (expense)	(2,021)	(2,805)	784	-28.0%	-1.1%	-1.5%
Earnings before income taxes	27,843	17,196	10,647	61.9%	14.7%	9.3%
Income tax expense	3,110	2,106	1,004	47.7%	1.6%	1.1%
Net earnings	$24,733	$15,090	$9,643	63.9%	13.1%	8.1%

	Nine Months Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Net sales
Personal Care Segment	$347,018	$353,258	$(6,240)	-1.8%	70.0%	73.0%
Housewares Segment	148,447	130,907	17,540	13.4%	30.0%	27.0%
Total net sales	495,465	484,165	11,300	2.3%	100.0%	100.0%
Cost of sales	284,540	282,456	2,084	0.7%	57.4%	58.3%
Gross profit	210,925	201,709	9,216	4.6%	42.6%	41.7%

Selling, general and administrative expense	141,230	149,428	(8,198)	-5.5%	28.5%	30.9%
Operating income before impairment charges	69,695	52,281	17,414	33.3%	14.1%	10.8%

Impairment charges	900	7,760	(6,860)	*	0.2%	1.6%
Operating income	68,795	44,521	24,274	54.5%	13.9%	9.2%

Other income (expense):
Interest expense	(8,192)	(10,317)	2,125	-20.6%	-1.7%	-2.1%
Other income, net	927	2,244	(1,317)	-58.7%	0.2%	0.5%
Total other income (expense)	(7,265)	(8,073)	808	-10.0%	-1.5%	-1.7%
Earnings before income taxes	61,530	36,448	25,082	68.8%	12.4%	7.5%
Income tax expense	6,377	5,202	1,175	22.6%	1.3%	1.1%
Net earnings	$55,153	$31,246	$23,907	76.5%	11.1%	6.5%

*     Calculation is not meaningful

Consolidated sales:

Consolidated net sales for the fiscal quarter ended November 30, 2009 increased 2.0 percent to $189.40 million compared to $185.62 million for the same period last year. Consolidated net sales for the nine month period ending November 30, 2009 increased 2.3 percent to $495.47 million compared to $484.17 million for the same period last year.  Our Housewares segment contributed growth of $9.89 and $17.54 million, or 5.3 and 3.6 percentage points, to consolidated net sales for the three- and nine-month periods ended November 30, 2009, respectively, when compared to the same periods last year.  This growth was partially offset by declines in our Personal Care segment for the three- and nine month periods ended November 30, 2009 of $6.11 and $6.24 million or 3.3 and 1.3 percentage points, respectively, when compared to the same period last year.

Impact of acquistions on sales:

Net sales from acquisitions contributed 5.3 and 6.3 percentage points, respectively, to our sales growth for the three- and nine-month periods ended November 30, 2009.  Net sales from acquisitions included approximately one- and seven-months of net sales totaling $0.90 and  $4.81 million, respectively, from our Ogilvie® line of home permanent and hair-straightening products acquired in October 2008, and three- and eight-months of net sales totaling $8.93 and  $25.61 million, respectively, of our Infusium line of shampoos, conditioners, and leave-in hair treatments acquired on March 31, 2009.  This growth was partially offset by net sales declines in our core business (business owned and operated over the same fiscal period last year) of 3.3 and 4.0 percentage points, or $6.05 and $19.12 million, respectively, for the three- and nine-month periods ended November 30, 2009, when compared to the same periods last year.  Most of this decline was due to weakness in our appliances and accessories product groups due to the economy and, in the first two quarters of the current fiscal year, the impact of foreign currency fluctuations on net sales.   The following table sets forth the impact acquisitions had on our net sales:

IMPACT OF ACQUISITION ON NET SALES

(in thousands)

	Three Months Ended November 30,
	2009	2008

Prior year’s net sales for the same period	$185,619	$210,348
Core business net sales change	(6,053)	(25,636)
Net sales from acquisitions (non-core business net sales)	9,833	907
Change in net sales	3,780	(24,729)
Net sales	$189,399	$185,619

Total net sales growth	2.0%	-11.8%
Core business net sales change	-3.3%	-12.2%
Net sales change from acquisitions (non-core business net sales change)	5.3%	0.4%

	Nine Months Ended November 30,
	2009	2008

Prior year’s net sales for the same period	$484,165	$508,442
Core business net sales change	(19,122)	(29,314)
Net sales from acquisitions (non-core business net sales)	30,422	5,037
Change in net sales	11,300	(24,277)
Net sales	$495,465	$484,165

Total net sales growth	2.3%	-4.8%
Core business net sales change	-4.0%	-5.8%
Net sales change from acquisitions (non-core business net sales change)	6.3%	1.0%

Impact of foreign currencies on sales:

During the three- and nine-month periods ended November 30, 2009, we transacted approximately 16 and 15 percent, respectively, of our net sales in foreign currencies. During the three- and nine-month periods ended November 30, 2008, we transacted approximately 20 and 18 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three month period ended November 30, 2009, net foreign currency exchange rates slightly increased our international net sales, by approximately $0.32 million.  For the nine month period ended November 30, 2009, net foreign currency exchange rates decreased our international net sales $7.59 million.  The impact of these fluctuations primarily affected the Personal Care’s appliance category.

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

NET SALES BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,		$ Change			% Change
	2009	2008	Volume	Price	Net	Volume	Price	Net

Net sales
Personal Care	$134,206	$140,318	$(3,528)	$(2,584)	$(6,112)	-2.5%	-1.9%	-4.4%
Housewares	55,193	45,301	8,693	1,199	9,892	19.2%	2.6%	21.8%
Total net sales	$189,399	$185,619	$5,165	$(1,385)	$3,780	2.8%	-0.8%	2.0%

	Nine Months Ended November 30,		$ Change			% Change
	2009	2008	Volume	Price	Net	Volume	Price	Net

Net sales
Personal Care	$347,018	$353,258	$(11,225)	$4,985	$(6,240)	-3.2%	1.4%	-1.8%
Housewares	148,447	130,907	7,823	9,717	17,540	6.0%	7.4%	13.4%
Total net sales	$495,465	$484,165	$(3,402)	$14,702	$11,300	-0.7%	3.0%	2.3%

Personal Care Segment - Net sales in the Personal Care segment for the third quarter of fiscal 2010 decreased $6.11 million, or 4.4 percent, to $134.21 million compared with $140.32 million for the same period last year.  Personal Care segment net sales for the nine months ended November 30, 2009 decreased $6.24 million, or 1.8 percent, to $347.02 million compared with $353.26 million for the same period last year.  Sales increases in the grooming, skin care, and hair care solutions category were more than offset by a decrease in appliances and accessories net sales, when compared to the same period last year.  Appliances and accessories net sales continue to be negatively impacted by consumer spending declines, an overall shift by consumers to spending on lower price point personal care items and the loss of some appliance and accessory placement due to branded and private label competition.  Appliance and accessories net sales for the nine months ended November 30, 2009 were also negatively impacted by fluctuations in foreign currency exchange rates year over year.

Housewares Segment – Net sales in the Housewares segment for the third quarter of fiscal 2010 increased $9.89 million, or 21.8 percent, to $55.19 million compared with $45.30 million for the same period last year.  Net sales in the Housewares segment for the nine months ended November 30, 2009 increased $17.54 million, or 13.4 percent, to $148.45 million compared with $130.91 million for the same period last year. Sales growth in Housewares was driven by continued growth in the dry food storage category and other line extensions, including new product shipments in our wet food storage category.  We also recently announced the planned roll-out of our OXO Tot line, a line of baby and toddler products, currently expected to ship in the first quarter of fiscal 2011.  The initial line consists of approximately 70 items and covers the categories of feeding, cleaning, bathing and nightlights.

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

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales for the fiscal quarter ended November 30, 2009 increased 4.5 percentage points to 44.1 percent compared to 39.6 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales for the nine month period ended November 30, 2009 increased 0.9 percentage points to 42.6 percent compared to 41.7 percent for the same period last year.

Gross profit margin improved for the three- and nine-month periods ended November 30, 2009 as a result of:

•                  commodity price decreases earlier in the year that are beginning to cycle through cost of sales;

•                  a decrease in inbound freight costs;

•                  lower sourcing overhead as a result of the streamlining of our Far East sourcing operations;

•                  customer price increases and product mix improvements in the Housewares segment; and

•                  the impact of the Infusium and Ogilvie acquisitions, which have comparatively higher margins than the core business.

For the nine months ended November 30, 2009, this improvement was partially offset by a stronger U.S. Dollar as compared to the same period last year, which reduces reported net sales with no similar impact on cost of sales because we purchase most of our inventory in U.S. Dollars.  The impact of favorable / (unfavorable) foreign currency fluctuations on gross margin was approximately 0.1 and (0.9) percentage points, respectively, for the three- and nine-month periods ended November 30, 2009, when compared to the same periods last year.

Selling, general and administrative expense:

For the fiscal quarter ended November 30, 2009, SG&A as a percentage of net sales decreased 0.5 percentage points to 28.3 percent compared to 28.8 percent for the same period last year.  For the nine months ended November 30, 2009, SG&A as a percentage of net sales decreased 2.4 percentage points to 28.5 percent compared to 30.9 percent for the same period last year.  The table below sets forth, for the periods indicated, the key components of SG&A as a percentage of net sales and as a year-over-year percentage change.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Selling, advertising and outbound freight	$21,496	$22,933	$(1,437)	-6.3%	11.3%	12.4%
Personnel, other than distribution	17,760	13,320	4,440	33.3%	9.4%	7.2%
Distribution centers and related personnel	7,830	8,299	(469)	-5.7%	4.1%	4.5%
Other general and administrative	6,460	3,813	2,647	69.4%	3.4%	2.1%
Bad debt expense	217	638	(421)	-66.0%	0.1%	0.3%
Foreign exchange (gains) losses	(138)	4,587	(4,725)	*	-0.1%	2.5%
Insurance claim (gains) losses	33	(47)	80	*	0.0%	0.0%
Total SG&A	$53,658	$53,543	$115	0.2%	28.3%	28.8%

	Nine Months Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Selling, advertising and outbound freight	$54,481	$61,758	$(7,277)	-11.8%	11.0%	12.8%
Personnel, other than distribution	50,391	43,602	6,789	15.6%	10.2%	9.0%
Distribution centers and related personnel	21,086	22,755	(1,669)	-7.3%	4.3%	4.7%
Other general and administrative	18,659	13,971	4,688	33.6%	3.8%	2.9%
Bad debt expense	555	5,245	(4,690)	-89.4%	0.1%	1.1%
Foreign exchange (gains) losses	(3,432)	4,928	(8,360)	*	-0.7%	1.0%
Insurance claim (gains)	(510)	(2,831)	2,321	-82.0%	-0.1%	-0.6%
Total SG&A	$141,230	$149,428	$(8,198)	-5.5%	28.5%	30.9%

*    Calculation is not meaningful

In order to provide a better understanding of the impact that certain specified items had on our operations, the analysis that follows reports SG&A, for the periods indicated, excluding the items described in the table below.  We believe these financial measures are non-GAAP financial information as contemplated by SEC Regulation G, Rule 100, and the accompanying tables reconcile these measures to the corresponding U.S. GAAP-based measures presented in our consolidated statements of operations.

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

SG&A, as reported	$53,658	$53,543	$115	0.2%	28.3%	28.8%
Bad debt expense	(217)	(638)	421	-66.0%	-0.1%	-0.3%
Foreign exchange gains (losses)	138	(4,587)	4,725	*	0.1%	-2.5%
Insurance claim gains (losses)	(33)	47	(80)	*	0.0%	0.0%
SG&A, without specified items	$53,546	$48,365	$5,181	10.7%	28.3%	26.1%

	Nine Months Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

SG&A, as reported	$141,230	$149,428	$(8,198)	-5.5%	28.5%	30.9%
Bad debt expense	(555)	(5,245)	4,690	-89.4%	-0.1%	-1.1%
Foreign exchange gains (losses)	3,432	(4,928)	8,360	*	0.7%	-1.0%
Insurance claim gains	510	2,831	(2,321)	-82.0%	0.1%	0.6%
SG&A, without specified items	$144,617	$142,086	$2,531	1.8%	29.2%	29.3%

*    Calculation is not meaningful

The Company believes that these non-GAAP measures provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that these non-GAAP measures, in combination with the Company’s financial results calculated in accordance with U.S. GAAP, provide investors with additional perspective regarding the impact of specified items on SG&A.  The Company further believes that the specified items excluded from SG&A do not accurately reflect the underlying performance of its continuing operations for the periods in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s U.S. GAAP financial results in the foreseeable future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  These non-GAAP measures are not prepared in accordance with U.S. GAAP, are not an alternative to U.S. GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Excluding the impact of the specified items shown in the previous table from the fiscal quarters presented, SG&A as a percentage of net sales increased 2.2 percentage points to 28.3 percent for the fiscal quarter ended November 30, 2009 compared to 26.1 percent for the same period last year.  Excluding the impact of the specified items shown in the previous table from the nine months presented, SG&A as a percentage of net sales decreased 0.1 percentage points to 29.2 percent for the nine months ended November 30, 2009 compared to 29.3 percent for the same period last year.  The increase in our SG&A excluding the items in the table above for the quarter ended November 30, 2009, as compared to the same period last year is principally due to an increase in incentive compensation expense due to year-over-year improvement in overall financial results and higher intangible asset amortization as a result of recent acquisitions.  SG&A as a percentage of net sales is essentially flat for the nine months ended November 30, 2009 compared to the same period last year, which reflects lower distribution, selling, advertising and outbound freight expense offset by higher incentive compensation, intangible asset amortization and general administrative expense.

Operating income before impairment charges by segment:

The following table sets forth, for the periods indicated, our operating income before impairment charges by segment, as a year-over-year percentage change, and as a percentage of net sales:

OPERATING INCOME BEFORE IMPAIRMENT CHARGES BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,				% of Segment Net Sales
	2009	2008	$ Change	% Change	2009	2008

Personal Care	$16,591	$11,780	$4,811	40.8%	12.4%	8.4%
Housewares	13,273	8,221	5,052	61.5%	24.0%	18.1%
Total operating income before impairment charges	$29,864	$20,001	$9,863	49.3%	15.8%	10.8%

	Nine Months Ended November 30,				% of Segment Net Sales
	2009	2008	$ Change	% Change	2009	2008

Personal Care	$36,503	$34,143	$2,360	6.9%	10.5%	9.7%
Housewares	33,192	18,138	15,054	83.0%	22.4%	13.9%
Total operating income before impairment charges	$69,695	$52,281	$17,414	33.3%	14.1%	10.8%

The Personal Care segment’s operating income before impairment charges increased $4.81 million, or 40.8 percent, for the fiscal quarter ended November 30, 2009, when compared to the same period last year.  The segment’s operating income before impairment charges increased $2.36 million, or 6.9 percent, for the nine months ended November 30, 2009, when compared to the same period last year.  The improvements were due to an overall improvement in gross margin combined with the favorable impact of our Infusium and Ogilvie acquisitions on the sales and profitability of our domestic grooming, skin care and hair care solutions products business.

The Housewares segment’s operating income before impairment charges increased $5.05 million, or 61.5 percent, for the fiscal quarter ended November 30, 2009, when compared to the same period last year. The segment’s operating income before impairment charges increased $15.05 million, or 83.0 percent, for the nine months ended November 30, 2009, when compared to the same period last year. The increases in operating income are due to an increase in net sales of $9.89 and $17.54 million over the same three- and nine-month periods last year, respectively, gross margin improvements, and the impact on last year resulting from the segment’s $3.72 million bad debt expense for the Linens retail chain bankruptcy, which was recorded in the fiscal quarter ended May 31, 2008.

Operating income before impairment charges for each operating segment is computed based on net sales, less cost of sales and any SG&A associated with the segment, not including impairment charges. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

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

No indicators of impairment occurred during the fiscal quarter ended November 30, 2009.  For a discussion of the non-cash impairment charges of $99.51 million ($99.06 million after tax) that were recorded during the fiscal quarter ended February 28, 2009, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Impairments” and “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2009.  For additional information regarding subsequent developments associated with fiscal 2009 impairment charges, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Impairments” in our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2009.

Interest expense and other income / (expense):

Interest expense for the three- and nine-month periods ended November 30, 2009 was $2.15 and $8.19 million, respectively, compared to $3.38 and $10.32 million, respectively, for the same periods last year.  Interest expense was lower when compared to the previous periods due to lower outstanding debt.

Other income, net, for the three- and nine-month periods ended November 30, 2009 was $0.13 and $0.93 million, respectively, compared to $0.58 and $2.24 million, respectively, for the same periods last year.  The following table sets forth, for the periods indicated, the key components of other income and expense, as a year-over-year percentage change and as a percentage of net sales:

OTHER INCOME (EXPENSE)

(dollars in thousands)

	Quarter Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Interest income	$105	$692	$(587)	-84.8%	0.1%	0.4%
Net gains (losses) on securities	-	(60)	60	*	0.0%	0.0%
Miscellaneous other income (expense)	20	(57)	77	*	0.0%	0.0%
Total other income	$125	$575	$(450)	-78.3%	0.1%	0.3%

	Nine Months Ended November 30,				% of Net Sales
	2009	2008	$ Change	% Change	2009	2008

Interest income	$426	$2,386	$(1,960)	-82.1%	0.1%	0.5%
Net gains (losses) on securities	420	(67)	487	*	0.1%	0.0%
Miscellaneous other income (expense)	81	(75)	156	*	0.0%	0.0%
Total other income	$927	$2,244	$(1,317)	-58.7%	0.2%	0.5%

*   Calculation is not meaningful

Interest income was lower for the three- and nine-month periods ended November 30, 2009, when compared to the same periods last year due to lower interest rates earned and a lower level of investable holdings.

Income tax expense:

Income tax expense for the three- and nine-month periods ended November 30, 2009 was 11.2 and 10.4 percent, respectively, of earnings before income taxes compared to 12.2 and 14.3 percent, respectively, for the same periods last year.  The fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Net Earnings:

Our net earnings were $24.73 and $55.15 million, respectively, for the three- and nine-month periods ended November 30, 2009 compared to $15.09 and $31.25 million for the same periods last year.  Our diluted earnings per share was $0.80 and $1.79 for the three- and nine-month periods ended November 30, 2009, respectively, compared to $0.48 and $1.00 per share, respectively, for the same periods last year.   Diluted earnings per share for the nine-month period ended November 30, 2008 includes the effects of non-cash intangible impairment charges and a charge to bad debt associated with a customer bankruptcy, partially offset by gains on casualty insurance settlements.  Excluding these items from the comparison, diluted earnings per share for the three- and nine-month periods ended November 30, 2009 compares to $0.47 and $1.23, respectively, for the same periods last year, which are improvements of 70.2 and 45.5 percent, respectively.

IMPACT OF SIGNIFICANT ITEMS ON NET EARNINGS AND EARNINGS PER SHARE ("EPS")

(dollars in thousands, except per share data)

	Three Months Ended November 30,
	Net Earnings		Basic EPS		Diluted EPS
	2009	2008	2009	2008	2009	2008

Net earnings as reported (no signficant items excluded)	$24,733	$15,090	$0.81	$0.50	$0.80	$0.48
Tax benefit of IRS Settlement, including reversal of interest	-	(461)	-	(0.02)	-	(0.01)
Impairment charges, net of taxes	-	-	-	-	-	-
Charge to allowance for doubtful accounts due to customer bankruptcy, net of taxes	-	-	-	-	-	-
Gain on casualty insurance settlement, net of taxes	-	-	-	-	-	-
Earnings without significant items	$24,733	$14,629	$0.81	$0.48	$0.80	$0.47

	Nine Months Ended November 30,
	Net Earnings		Basic EPS		Diluted EPS
	2009	2008	2009	2008	2009	2008

Net earnings as reported (no signficant items excluded)	$55,153	$31,246	$1.83	$1.03	$1.79	$1.00
Tax benefit of IRS Settlement, including reversal of interest	-	(461)	-	(0.02)	-	(0.01)
Impairment charges, net of taxes	-	7,605	-	0.26	-	0.24
Charge to allowance for doubtful accounts due to customer bankruptcy, net of taxes	-	2,516	-	0.08	-	0.08
Gain on casualty insurance settlement, net of taxes	-	(2,635)	-	(0.08)	-	(0.08)
Earnings without significant items	$55,153	$38,271	$1.83	$1.27	1.79	1.23

Weighted average common shares used in computing basic and diluted earnings per share, as reported and without significant items:

Three months ended November 30			30,357	30,196	31,047	31,229
Nine months ended November 30			30,110	30,206	30,848	31,162

The table above reports non-GAAP earnings and earnings per share data which exclude specified significant items.  The Company believes non-GAAP earnings and earnings per share data, as discussed in the preceding tables, should be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding U.S. GAAP-based measures presented in our consolidated condensed statements of operations. The Company believes that its non-GAAP earnings and earnings per share data provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP earnings and earnings per share data, in combination with the Company's financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on earnings and earnings per share.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company's U.S. GAAP financial results in the foreseeable future.  The material limitation associated with the use of non-GAAP financial measures is that non-GAAP measures do not reflect the full economic impact of the Company's activities.  The Company's non-GAAP earnings and earnings per share data is not prepared in accordance with U.S. GAAP, is not an alternative to U.S. GAAP financial information, and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources as of November 30, 2009 and 2008 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	November 30,
	2009	2008

Accounts Receivable Turnover (Days) (1)	70.6	74.6
Inventory Turnover (Times) (1)	2.3	2.3
Working Capital (in thousands)	$233,885	$213,784
Current Ratio	3.0 : 1	2.0 : 1
Debt to Equity Ratio (2)	23.8%	35.4%
Return on Average Equity (1) (3)	-6.0%	7.2%

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

(2)  Total debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following line items when they appear on our consolidated condensed balance sheets:  "Current portion of long-term debt" and "Long-term debt, less current portion."

(3)  Return on Average Equity for the nine months ended November 30, 2009 includes the impact of non-cash impairment charges of $99.51 million ($99.06 million after tax) recorded in the fourth quarter of fiscal 2009.

Operating activities:

Operating activities provided $97.93 million of cash during the first nine months of fiscal 2010, compared to $3.17 million of cash provided during the same period in fiscal 2009.  The increase in operating cash flow was primarily due to a combination of higher earnings and the timing of fluctuations in working capital components, particularly accounts receivable, accounts payable, and accrued expenses, combined with a reduction of inventory levels year-over-year.

Accounts receivable increased $41.28 million to $144.83 million as of November 30, 2009, compared to $103.55 million at the end of fiscal 2009.  Accounts receivable turnover improved to 70.6 days at November 30, 2009 from 74.6 days at November 30, 2008.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories decreased $40.02 million to $129.76 million as of November 30, 2009, compared to $169.78 million at the end of fiscal 2009.  Inventory turnover was 2.3 times at November 30, 2009 and November 30, 2008.

Working capital increased to $233.89 million at November 30, 2009, compared to $222.23 million at November 30, 2008.  Our current ratio increased to 3.0:1 at November 30, 2009, compared to 2.0:1 at November 30, 2008. The increase in our working capital and current ratio was primarily caused by the payoff of our $75 million, 5 year Senior Notes that matured in June 2009, which were classified as a current liability at November 30, 2008, partially offset by a reduction in inventories and cash at November 30, 2009 compared to November 30, 2008.

Investing activities:

Investing activities used $62.12 million of cash during the nine months ended November 30, 2009. Highlights of those activities follow:

•                  We spent $1.54 million on molds and tooling, $1.06 million on information technology infrastructure and $0.41 million on the acquisition of patents.

•                  We used $60.00 million of cash to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas of Infusium hair care products for our Personal Care segment.

•                  We sold substantially all of our trading securities, generating $0.99 million in cash, and liquidated $0.15 million of ARS at par.

Financing activities:

Financing activities used $79.53 million of cash during the nine months ended November 30, 2009.  Highlights of those activities follow:

•                  We repaid $78 million of Senior Notes.

•                  We repurchased and retired 47,648 common shares at a total purchase price of $0.42 million, for an $8.80 per share average price.

•                  Employees and directors exercised options to purchase 82,675 common shares in cash transactions, providing $1.02 million of cash and related tax benefits.

•                  In addition, options to purchase 2,000,000 common shares were exercised during the year in non-cash transactions in which our chief executive officer tendered 1,438,109 common shares having a market value of $30.15 million as payment of the exercise price and related federal tax obligations for the exercise of options.  The exercise of these options resulted in the payment of $7.17 million of related federal income and payroll taxes and resulted in $4.83 million in tax benefits.

•                  Purchases through our employee stock purchase plan provided $0.15 million of cash.

Revolving Line of Credit Agreement and Other Debt Agreements

We have a Revolving Line of Credit Agreement (“RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below.  For additional information regarding the terms and conditions of the RCA, see Note 11 – “Short Term Debt,” to the accompanying consolidated condensed financial statements of this quarterly report on Form 10-Q.

As of November 30, 2009, we had an aggregate principal balance of $134 million of Senior Notes with varying maturities due through June 2014.  The outstanding balance of $75 million on our 5 year floating rate Senior Notes were repaid in June 2009.  A principal payment of $3 million was also made on our fixed rate, 7.24 percent Senior Note in July 2009.

All of our long term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our RCA and other debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels, and contain other customary covenants.  As of November 30, 2009, our debt agreements effectively limited our ability to incur more than $229.26 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limits our ability to repurchase our common shares.  As of November 30, 2009, we were in compliance with the terms of the RCA and our other debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at November 30, 2009, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2010	2011	2012	2013	2014	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$9,000	$3,000	$3,000	$3,000	$-	$-	$-
Term debt - floating rate (1)	125,000	-	50,000	-	-	75,000	-
Long-term incentive plan payouts	4,330	2,162	1,317	851	-	-	-
Interest on floating rate debt (1)	25,323	7,453	6,225	4,508	4,508	2,629	-
Interest on fixed rate debt	1,059	570	353	136	-	-	-
Open purchase orders	64,578	64,578	-	-	-	-	-
Minimum royalty payments	75,154	6,466	6,308	5,986	5,582	4,915	45,897
Advertising and promotional	82,720	8,680	6,151	6,315	5,712	5,368	50,494
Operating leases	11,287	1,994	1,609	1,301	1,101	1,042	4,240
Capital spending commitments	25	25	-	-	-	-	-
Total contractual obligations (2)	$398,476	$94,928	$74,963	$22,097	$16,903	$88,954	$100,631

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

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2009, we have recorded a provision for our uncertain tax positions of $1.98 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

As of November 30, 2009, we have no outstanding borrowings and $0.20 million of open letters of credit under our RCA.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2009. There have been no material changes to the Company’s critical accounting policies from the information provided in our Form 10-K.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar ("foreign currencies"). Such transactions include sales, certain inventory purchases, and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2009, approximately 16 and 15 percent, respectively, of our net sales were in foreign currencies.  During the three- and nine-month periods ended November 30, 2008, we transacted approximately 20 and 18 percent, respectively, of our net sales in foreign currencies. These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of November 30, 2009 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 14 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).  As of November 30, 2009, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.28 percent as of November 30, 2009 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

Our levels of debt, certain additional draws against our RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile.

The following table summarizes the fair values of our various derivative instruments at November 30, 2009 and February 28, 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED CONDENSED BALANCE SHEETS
November 30, 2009
									Weighted	Market
								Weighted	Average	Value of the
		Notional		Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract Type	Currency to Deliver	Amount (Thousands)	Contract Date	From	To	Contract Date	November 30, 2009	Forward Rate at Inception	at November 30, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Cash Flow Hedges
Sell	Pounds	£2,000	5/27/2009	12/15/2009	12/15/2009	1.6040	1.6424	1.6025	1.6423	$(80)
Sell	Pounds	£2,000	6/24/2009	2/10/2010	2/10/2010	1.6525	1.6424	1.6514	1.6417	19
Sell	Pounds	£3,000	7/20/2009	1/15/2010	2/16/2010	1.6535	1.6424	1.6518	1.6419	30
Sell	Pounds	£5,000	11/5/2009	10/14/2010	2/15/2011	1.6620	1.6424	1.6527	1.6372	78
Sell	Canadian	$3,000	4/29/2009	12/15/2009	12/15/2009	0.8308	0.9460	0.8322	0.9460	(341)
Subtotal										(294)

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$50,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,415)
Swap	Dollars	$75,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,917)
Subtotal										(13,332)
Total Fair Value										$(13,626)

February 28, 2009
									Weighted	Market
								Weighted	Average	Value of the
		Notional		Range of Maturities		Spot Rate at	Spot Rate at	Average	Forward Rate	Contract in
Contract Type	Currency to Deliver	Amount (Thousands)	Contract Date	From	To	Contract Date	February 28, 2009	Forward Rate at Inception	at February 28, 2009	U.S. Dollars (Thousands)

Foreign Currency Contracts Reported as Ordinary Hedges
Sell	Pounds	£4,000	4/17/2007	5/15/2009	8/17/2009	2.0000	1.4318	1.9631	1.4340	$2,117
Sell	Dollars	$7,011	9/3/2008	5/15/2009	8/17/2009	1.7825	1.4318	1.7528	1.4283	(1,298)
Subtotal										819

Interest Rate Swap Contracts Reported as Cash Flow Hedges
Swap	Dollars	$75,000	9/28/2006	6/29/2009		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(931)
Swap	Dollars	$50,000	9/28/2006	6/29/2011		(Pay fixed rate at 5.04%, receive floating 3-month LIBOR rate)				(3,772)
Swap	Dollars	$75,000	9/28/2006	6/29/2014		(Pay fixed rate at 5.11%, receive floating 3-month LIBOR rate)				(9,167)
Subtotal										(13,870)
Total Fair Value										$(13,051)

We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Risks inherent in cash, cash equivalents, and investment holdings:

Our cash, cash equivalents, and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days.  The following table summarizes our cash, cash equivalents, and long-term investments we held at November 30, 2009 and February 28, 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	November 30, 2009		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash held in interest and non interest-bearing accounts - unrestricted	$7,502	0.00 to 2.00%	$18,575	0.00 to 3.00%
Cash held in interest and non interest-bearing accounts - restricted	1,485	0.00 to 2.00%	1,426	0.00 to 7.00%
Commercial paper	5,000	0.06%	-	-
Money market accounts	44,973	0.03 to 3.33%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$58,960		$102,675

Long-term investments - auction rate securities	$20,294	1.59 to 1.74%	$19,973	1.95 to 8.67%

Our cash balances at November 30, 2009 and February 28, 2009 include restricted cash of $1.49 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market.  Due to current Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash at an official exchange rate, and cannot do so at this time. We use our Venezuelan cash balances to fund operations within Venezuela and do not otherwise rely on these restricted funds as a source of liquidity.  At November 30, 2009, the cash balance was re-measured using the official exchange rate.  However, if in the future the Company converts the cash balances into U.S. dollars using the more unfavorable parallel exchange rate, it could result in currency exchange losses.  Furthermore, as facts and circumstances change, the Company may consider re-measuring the Venezuelan cash balance using a parallel rate rather than the official exchange rate, as the parallel rate may better reflect the fair value of Bolivares Fuertes.  The Company does not expect the impact of any Venezuelan currency exchange losses to be material to the Company’s operations, financial position or cash flows.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets, therefore, we believe there is no material interest rate risk.  In addition, our ARS are purchased from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18.8 to 36.0 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The rate is generally equal to or higher than the current market rate for similar securities.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other long-term assets” in our consolidated condensed balance sheet.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", “project”, "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company's assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2009 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others, the departure and recruitment of key personnel; the Company's ability to deliver products to our customers in a timely manner; requirements to accurately project product demand and orders of customers; our relationship with key customers and licensors; the costs of complying with the business demands and requirements of large sophisticated customers; the Company's dependence on foreign sources of supply and manufacturing; the impact of changing costs of raw materials, energy and operations; the inability to liquidate auction rate securities; circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets; the Company's ability to develop and introduce innovative new products to meet changing consumer preferences; disruptions in U.S. and international credit markets; exchange rate risks; expectations regarding acquisitions and the integration of acquired businesses; the Company's use of debt and the constraints it may impose; the risks associated with tax audits and disputes with taxing authorities; potential changes in laws, including tax laws; the Company's ability to continue to avoid classification as a controlled foreign corporation; the Company's dependence on the strength of retail economies; the impact of a prolonged recession, and the highly subjective nature of projections of sales and earnings; and the fact that future sales and earnings could vary in a material amount from the Company's projections.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2009. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2009, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended November 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized us to repurchase up to 1,280,650 shares in the open market or through private transactions as of November 30, 2009.  During the fiscal quarter ended November 30, 2009, we did not repurchase any common shares on the open market.  During the fiscal quarter ended November 30, 2009, our chief executive officer exercised options and tendered common shares having a market value equal to the exercise price and related federal tax obligations arising from each exercise.  We accounted for this activity as the purchase and retirement of the tendered shares.  The following schedule provides the Company’s purchase activity for the three months ended November 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 through September 30, 2009	-	$-	-	1,956,240
October 1 through October 31, 2009	675,590	23.02	675,590	1,280,650
November 1 through November 30, 2009	-	-	-	1,280,650
Total	675,590	$23.02	675,590	1,280,650

(1)  Consists of 675,590 shares tendered for the exercise of options on October 8, 2009.

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

HELEN OF TROY LIMITED
(Registrant)

Date: January 11, 2010	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date: January 11, 2010	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: January 11, 2010	/s/ Richard J. Oppenheim
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