Form 10-K
period 2010-02-28
HELEN OF TROY LTD
filed 2010-05-13
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2009, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $609,758,000.

As of May 10, 2010 there were 30,651,611 common shares, $.10 par value per share (“common stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2010 Annual General Meeting of Shareholders.

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

•     our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections.

•     our relationship with key customers and licensors;

•     the costs of complying with the business demands and requirements of large sophisticated customers;

•     our dependence on foreign sources of supply and foreign manufacturing, and associated operational risks including but not limited to long lead times, consistent local labor availability and capacity, and timely availability of sufficient shipping carrier capacity;

•     the impact of changing costs of raw materials and energy on cost of goods sold and certain operating expenses;

•     the inability to liquidate auction rate securities;

•     circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•     the risks associated with the use of trademarks licensed from third parties;

•     our dependence on the strength of retail economies and vulnerabilities to a prolonged economic downturn;

•     our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•     the potential impact of further disruptions in U.S. and international credit markets;

•     exchange rate risks;

•     expectations regarding future acquisitions and the integration of acquired businesses;

•     our use of debt and the constraints it may impose on our ability to operate our business;

•     the costs, complexity and challenges of managing our global information systems;

•     the risks associated with tax audits and related disputes with taxing authorities;

•     the risks of potential changes in laws, including tax laws and the complexities of compliance with such laws; and

•     our ability to continue to avoid classification as a controlled foreign corporation.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products.  We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.  We have two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair care and styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products. Our Housewares segment reports the operations of the OXO® (“OXO”) family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.   Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.

In each of our segments, we strive to be the first to market with a broad line of competitively priced innovative products.  We believe this strategy is one of our most important growth drivers.  Our goal is to provide consumers with unique features, better functionality and higher performance at competitive price points.  This strategy has allowed us to sustain, and in many categories to strengthen, our market position in many of our product lines.  As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base and attract new customers.

As part of our overarching objective to grow our business and increase shareholder value, we have established five core initiatives. These initiatives and their key elements are outlined below:

•                  Maximize high growth potential branded products.  We seek to maximize high growth products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth.  Ten key brands currently account for approximately 83 percent of our consolidated annual net sales revenue for fiscal year 2010.  When a brand fails to achieve a desired market potential, we evaluate whether to continue to invest in brand maintenance, exit the brand and/or selectively replace it with revenue streams from similar, more effectively performing branded products.

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

•                  Leverage innovation.  We constantly seek ways to foster our culture of innovation and new product development.  We intend to enhance and extend our existing product categories and develop new allied product categories to grow our business.  We believe new innovative products permit us to generate higher per unit sales prices and margins for us and the customers we serve, and increase the value of our brand base.  Examples of such new products are OXO’s recent launch of a new wet food storage line and a planned fiscal 2011 debut of the OXO Tot™ line of approximately 70 baby and toddler care products, including the Sprout™ convertible highchair, which requires no tools to adjust.

•                  Broaden our growth opportunities.  We plan to continue to seek opportunities to acquire brands and product categories through aggressive external development and acquisitions.  For example, on March 31, 2009, we acquired the Infusium 23® (“Infusium”) hair care products line from The Procter & Gamble Company.  Additionally on March 31, 2010, we acquired the Pert Plus® (“Pert Plus”) hair care and Sure®

(“Sure”) anti-perspirant and deodorant businesses from Innovative Brands, LLC.   When brand acquisition is not possible, we look for licensed brands that have developed substantial brand equity in product categories that will create synergies with our existing products.  For example, our licensing of the Veet® brand in Europe, has given us the opportunity to provide epilation appliances styled and packaged for the European female consumer.

•                  Reduce cost and increase productivity.  We seek to control our expenses and strengthen operating margins by eliminating unnecessary spending, co-innovating with our manufacturers to eliminate costs, leveraging technology, and making productivity a key focus throughout our Company.

We present financial information by operating segment in Note (19) of our consolidated financial statements. The matters discussed in this Item 1. “Business,” pertain to all existing operating segments, unless otherwise specified.

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

•                  Sea Breeze®, licensed from Shiseido Company Ltd.;

•                  Vitapointe®, licensed from Sara Lee Household and Body Care UK Limited;

•                  Toni&Guy®, licensed from Mascolo Limited (in areas other than North and South America);

•                  Toni&Guy®, licensed form MBL/Toni&Guy Products LP (in North and South America);

•                  Bed Head® and TIGI® licensed from MBL/TIGI Products LP; and

•                  Veet®, licensed from Reckitt Benckiser Corporate Services Limited.

We own and market under a number of trademarks, including:

• OXO®	• Ammens®	• Pro Beauty Tools™
• Good Grips®	• Ogilvie®	• Caruso®
• SoftWorks®	• Final Net®	• Karina®
• OXO SteeL®	• Vitalis®	• Dazey®
• Touchables®	• Condition® 3-in-1	• DCNL®
• Candela®	• SkinMilk®	• Nandi®
• Brut®	• Epil-Stop®	• Isobel®
• Brut Revolution®	• Salon Tools™	• Carel®
• Brut XT®	• Studio Tools®	• Amber Waves®
• Infusium 23®	• Hot Things®

We also own and market hair care and beauty care products under the following trademarks to the professional market:

• Helen of Troy®	• Curlmaster®	• Comare®
• Hot Tools®	• Pro Touch®	• Mega Hot®
• HotSpa®	• Tourmaline Tools®	• Shear Technology®
• Salon Edition®	• Fusion Tools®	• Hot Shot Tools®
• Belson®	• Ultra Tech®	• Brazilian Heat®
• Belson Pro®	• Wigo®	• Smart Heat®
• Gold ‘N Hot®	• Profiles Spa®

During fiscal 2010, we began to earn royalties from the strategic brand licensing agreements with Staples Inc. (“Staples”), the world’s largest office products company, and UCB S.A. (“UCB”), a global biopharmaceutical leader.  Staples now sells an exclusive assortment of more than 30 OXO branded office products.  UCB offers patients suffering from rheumatoid arthritis and related conditions an OXO branded syringe that is ergonomically designed to simplify self injection.   While the Staples and UCB royalty revenue streams are not yet significant, we believe they have attractive long term growth potential and will add value to OXO’s brand equity by extending its reach into new consumer categories.

PRODUCTS

We market and sell a full line of personal care products and an expanding line of housewares products that we acquire, design and/or develop. The following table lists the primary products we sell and some of the brand names that appear on those products.

PRODUCT
CATEGORY	PRODUCTS	BRAND NAMES
Appliances and Accessories	Hand-held dryers

Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools®, Ecostyle®, Tourmaline Tools®, Salon Tools™, Amber Waves®, Wigo®, Pro Beauty Tools™, Belson Pro®, Curlmaster®, Ultra Tech®, Gold ‘N Hot®, Mega Hot®, Pro Touch®, Profiles Spa®, Brazilian Heat®, Smart Heat®, Hot Shot Tools® and Salon Creations®

Curling irons, straightening irons, hot air brushes and brush irons

Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Sunbeam®, Helen of Troy®, Salon Edition®, Hot Tools®, Studio Tools®, Fusion Tools®, Ecostyle®, Tourmaline Tools®, Salon Tools™, Amber Waves®, Wigo®, Pro Beauty Tools™, Belson®, Belson Pro®, Curlmaster®, Ultra Tech®, Gold ‘N Hot®, Mega Hot®, Pro Touch®,  Brazilian Heat®, Smart Heat®,Hot Shot Tools® and Salon Creations®

	Hairsetters	Vidal Sassoon®, Revlon®, Bed Head®, Hot Tools®, Hot Shot Tools®, Sunbeam®, Caruso® and Profiles®
	Paraffin baths, facial brushes, facial saunas and other skin care appliances	Revlon®, HotSpa®, Dr. Scholl’s® and Profiles®
	Manicure/pedicure systems	Revlon®, Dr. Scholl’s®, Scholl® and Profiles Spa®
	Foot baths	Dr. Scholl’s®, Scholl®, Revlon®, Sunbeam®, Carel®, HotSpa® and Profiles Spa®
	Foot, hydro, cushion, body and personal massagers and memory foam products	Dr. Scholl’s®, Scholl®, Health o meter®, Body Innovations™, Carel®, Profiles Spa® and HotSpa®
	Hair clippers and trimmers, exfoliators, epilators and shavers	Vidal Sassoon®, Revlon®, Bed Head®, Toni&Guy®, Hot Tools®, Brut®, Veet® and Belson Pro®
	Hard and soft-bonnet hair dryers	Dazey®, Carel®, Hot Tools®, Amber Waves®, and Gold ‘N Hot®
	Hair styling implements, brushes, combs, hand-held mirrors, lighted mirrors, utility implements and decorative hair accessories	Vidal Sassoon®, Revlon®, Karina®, Isobel®, DCNL®, Nandi®, Amber Waves®, Wigo®, Hot Things®, Ecostyle®, Belson®, Gold ‘N Hot®, Comare®, Brazilian Heat®, Hot Tools® and Shear Technology®

PRODUCT
CATEGORY	PRODUCTS	BRAND NAMES
Grooming, Skin Care and Hair Care Solutions	Liquid hair styling products, treatments and shampoos	Infusium 23®, Vitalis®, Final Net®, Condition® 3-in-1, Ogilvie®, Ammens® and Vitapointe®
	Liquid and/or medicated skin care products	Sea Breeze®, Ammens® and SkinMilk®
	Fragrances, deodorants and antiperspirants	Brut®, Brut Revolution®, Brut XT® and Ammens®
	Hair depilatory products	Epil-Stop®
Housewares	Kitchen tools, cutlery, food storage containers, bar and wine accessories, kitchen mitts and trivets, and barbeque tools	OXO®, Good Grips®, OXO SteeL®, SoftWorks® and Touchables®
	Tea kettles	OXO®, Good Grips® and SoftWorks®
	Household cleaning tools and trash cans	OXO®, OXO SteeL®, Good Grips®, SoftWorks® and Touchables®
	Storage and organization products	OXO®, OXO SteeL®, Good Grips®, SoftWorks® and Touchables®
	Hand and garden tools	OXO®, Good Grips® and SoftWorks®
	Rechargeable lighting products	OXO® and Candela®

We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the personal care and housewares markets. Overall, in fiscal 2010, we introduced 362 new products across all of our categories compared to 415 and 526 new products introduced in fiscal 2009 and 2008, respectively.  Currently, 389 additional new products are in our product development pipeline for expected introduction in fiscal 2011.   The following discussion summarizes key product introductions and strategies we launched in fiscal 2010.

Personal Care:  For our retail appliance customers, we continue to execute our strategy of being consumer centric and brand-driven. We have a strong portfolio of consumer brands which allow us to develop appropriate solutions for each consumer segment.  We introduced 255 new products in fiscal 2010 and expect to launch another 234 products for fiscal 2011 under such brand names as Revlon®, Vidal Sassoon®, Bed Head®, Pro Beauty Tools™, Hot Tools®, Dr. Scholl’s®, Scholl®, Mega Hot®, Brazilian Heat®, Gold ‘N Hot® and Veet®. Our growth continues to be focused on innovation that is consumer relevant. Our research supports our understanding that consumers desire to express their personality through the tools they use every day. We recently addressed this need by launching a line of Revlon Designer Series products that feature sophisticated patterns in classic feminine colors. In addition, the Vidal Sassoon “Nano” line was launched featuring hair dryers and straighteners in three vibrant on-trend colors.  Under Revlon, we launched the “IT Styler” straightener featuring a unique plate design, which allows consumers to straighten, flip and curl their hair with one tool.   We also continue to tailor specific styling appliances to particular styling looks.  An example of this was the introduction of the Revlon Satin Straightener, featuring ceramic satin plates, which gives the consumer an extra smooth and silky finish.

In our personal care appliance business, we introduced new brands or sub-brands in fiscal 2010 with a combination of features, technology and pricing targeted to the needs of specific consumer segments. For example, we introduced the Pro Beauty Tools™ professional ceramic straightener into our retail sales channel at the end of fiscal 2010 and have developed a full line of Pro Beauty Tools™ professional appliances and brushes planned for introduction in the second quarter of fiscal 2011. Pro Beauty Tools™ are premium professional products incorporating our latest innovations and technology, but at a value proposition that we believe is not available in the retail market today.

Hot Tools® (“Hot Tools”) continues to be a preferred brand of styling tools in the professional beauty industry. Hot Tools Curling Irons were the first irons in the industry to use a specially designed electronic heating system for fast heatup and heat restoration. This patented Pulse Auto Heat Control® keeps the iron’s heat so stylists can work quickly and with consistent curl results. Hot Tools specialty irons provide stylists with a variety of tools to create a wide variety of special curl types that are popular in today’s hair fashions, along with select flat irons for straight sleek looks.  In fiscal 2010, we continued to enhance the visual appeal of our Hot Tools line with new packaging and designs released in our Nano Ceramic Black and White, Pink Titanium, Diamond Platinum and Blue Ice Titanium sub-lines.

For professional appliances that are more ethnically focused, we continued to execute Belson business’s strategy with our emphasis on Smart Heat hair care appliances, which have settings optimized for specific hairstyles, and Brazilian Heat® (“Brazilian Heat”) for full-service distributors.  Brazilian Heat styling irons provide six heat settings up to 450 degrees and 30 second heat-up.  These irons give the stylist the ability to provide glossy, smooth styling for the finest straight hair to the coarsest curliest hair.

On March 31, 2009, we acquired the Infusium brand of shampoos and conditioners from The Procter & Gamble Company to add to our domestic grooming, skin care and hair care product line offerings. The line includes Infusium Leave-in Treatments, which feature essential pro-vitamins and other therapeutic ingredients for repairing and preventing hair damage.  Infusium offers outstanding product performance, strong consumer loyalty, distinctive positioning and has established a trusted reputation with stylists and consumers.  In Latin America, several new Ammens® Brand (“Ammens”) product introductions continued to lift the brand’s sales despite weak economic conditions.  For instance, in Mexico, we introduced Ammens medicated Chamomile and Aloe Vera based body powders and in Venezuela and Peru, we introduced the Ammens line of liquid hand soaps.  On March 31, 2010, we also acquired the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC.

Housewares:   Our OXO brand’s development pipeline continues to be strong, supporting OXO’s leadership in kitchen and household products. In fiscal 2010, we launched over 100 new items and currently have over 125 items scheduled for launch in fiscal 2011. Each was developed based on the principles of Universal Design, a philosophy of creating products that are easy to use for the widest possible spectrum of users.  This user-focused design has produced a portfolio of relevant, lasting products that have proven to be resistant to the impact of recessions.  During fiscal 2010, we expanded upon the success of the OXO POP line of modular dry food storage containers and launched the OXO TOP line of airtight wet food storage containers.

While OXO has been creating products for a broad base of users for 20 years, and we plan to expand our user base further to include young toddlers with the development of our OXO Tot™ line of products.  The OXO Tot™ products are developed to grow with a child for use over several years or stages of development.  All products are designed to be intuitive, easy to use and include features that improve performance.   We are targeting these products to be appealing aesthetically to children as well as their parents, many of whom are already loyal OXO consumers.  The suite of products, covering feeding, cleaning and bathing babies and toddlers, is scheduled to be available in the second half of fiscal 2011.   We also plan to launch our Good Grips® line of interlocking deep drawer plastic storage bins that we anticipate will begin to ship during the second half of fiscal 2011.

With each of these programs, OXO continues to expand its reach, bringing Universal Design and its mission to providing innovative consumer products that make everyday living easier into every area of the home.

You can learn more about our products at www.hotus.com.  Information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report.

SALES AND MARKETING

We now market our products in approximately 74 countries throughout the world.  Sales within the United States comprised 79, 76 and 78 percent of total net sales revenue in fiscal 2010, 2009 and 2008, respectively.  We sell our products through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, specialty stores, beauty supply retailers, wholesalers and distributors, as well as directly to end-user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services and customer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging, and to help develop product line extensions and new products.

Regional sales and business unit managers work with our inside and outside sales representatives.  Our sales managers are organized by product group and geographic area and, in some cases, key customers.  Our regional managers are responsible for customer relations management, pricing, distribution strategies and sales generation.

The companies from whom we license many of our brand names promote those names extensively. The Revlon®, Vidal Sassoon®, Dr. Scholl’s®, Scholl®, Bed Head®, Veet®, Toni and Guy® and Sunbeam® trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines, the internet and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in the Peoples’ Republic of China, to manufacture a significant portion of our products in the appliance, accessories and housewares product categories.  Most of our grooming, skin care and hair care solutions are manufactured in North America.  For a discussion regarding our dependency on third party manufacturers, see Item 1A., “Risk Factors.”  For fiscal 2010, 2009 and 2008, cost of goods sold manufactured by vendors in the Far East comprised approximately 85, 88 and 88 percent, respectively, of total consolidated cost of goods sold.  Our mix between Far East and domestic manufacturing changed in fiscal 2010 as grooming, skin care and hair care solutions became a larger part of our business.

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

Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, our policy is to maintain several months of supply of inventory in order to meet our customers’ needs. Accordingly, we order products substantially in advance of the anticipated time of their sale to our customers. While we do not have any long-term formal arrangements with any of our suppliers, in most instances, we place purchase orders for products several months in advance of receipt of orders from our customers.  Our relationships and arrangements with most of our manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders.  Most purchase orders are in U.S. Dollars.  Because of our long lead times, from time to time, we must discount end of model product or sell it through closeout sales channels to eliminate excess inventories.

In total, we occupy approximately 1,960,000 square feet of distribution space in various locations to support our operations, which includes our 1,200,000 square foot Southhaven, Mississippi distribution center.  At the end of February 2007, we completed the consolidation of our domestic appliance, housewares, grooming, skin care and hair care inventories into our Southaven, Mississippi distribution center. Approximately 72 percent of our consolidated gross sales volume shipped from this facility in fiscal 2010.  For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”   Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas; Southaven, Mississippi; and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers, primarily in the Far East, to distribution centers in the Netherlands, the United Kingdom, Mexico, Peru, Venezuela, or directly to customers. We then ship products stored at these international distribution centers to distributors or retailers.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

The Personal Care segment depends significantly upon the continued use of trademarks licensed under various agreements. The Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter®, Dr. Scholl’s®, Scholl®, Bed Head®, Toni&Guy®, Sea Breeze® and Veet® trademarks are of particular importance to this segment’s business. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures.  If we decide to renew these agreements upon expiration of their current terms, we will be required to pay prescribed renewal fees at the time of that election. The discussion below covers the primary product categories that we currently sell under our key license agreements. The product categories discussed do not necessarily include all of the products that Helen of Troy is entitled to sell under these or other license agreements.

Revlon®: Under agreements with the Revlon Consumer Products Corporation, we are licensed to sell worldwide, except in Western Europe, hair dryers, curling irons, straightening irons, brush irons, hairsetters, brushes, combs, mirrors, functional hair accessories, personal spa products, hair clippers and trimmers, and battery-operated and electric women’s shavers bearing the Revlon® trademark. These agreements have a remaining duration, including renewal terms, of approximately 53 years.

Vidal Sassoon®: Under an agreement with The Procter & Gamble Company, Helen of Troy is licensed to sell certain products bearing this trademark worldwide, except in Asia. Products sold under the terms of this license include hair dryers, curling irons, straightening irons, styling irons, hairsetters, hot air brushes, hair clippers and trimmers, mirrors, brushes, combs, and hair care accessories. This agreement has a remaining duration, including renewal terms, of approximately 23 years.

Sunbeam® and Health o meter®:   Under an agreement with Sunbeam Products, Inc., we are licensed to sell hair clippers and trimmers, hair dryers, curling irons, hairsetters, hot air brushes, mirrors, manicure kits, hair brushes and combs, hair rollers, hair accessories, paraffin baths, foot massagers, back massagers, body massagers, memory foam products, and spa products bearing these trademarks in the United States and Canada.  The Sunbeam Products Inc. license is currently scheduled to expire on December 31, 2012.

Dr. Scholl’s® and Scholl®:  We are licensed to sell foot baths, foot massagers, hydro massagers, cushion massagers, body massagers, paraffin baths, and support pillows bearing the Dr. Scholl’s® trademark in the United States and Canada under an agreement with Schering-Plough HealthCare Products, Inc. We also are licensed to sell the same products under the Scholl® trademark in other areas of the world through an agreement with SSL International, PLC. These agreements have a remaining duration, including renewal terms, of approximately 10 years.

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

Veet®:  We license the right to sell women’s hair removal appliances in the United States, Canada, Mexico, Europe and the Middle East under this trademark pursuant to a license from Reckitt Benckiser Corporate Services Limited.  The license agreement for Europe and the Middle East is currently scheduled to expire on September 30, 2012 while the license agreement for United States, Canada and Mexico is currently scheduled to expire on December 31, 2013.

Helen of Troy has filed or obtained licenses for over 500 design and utility patents in the United States and several foreign countries.  Most of these patents cover product designs in our Housewares segment, and over two-thirds of these are utility patents.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.  We believe our principal trademarks have high levels of brand name recognition among retailers and consumers throughout the world. In addition, we believe our brands have an established reputation for quality, reliability and value.  We monitor and protect our brands against infringement, as we deem appropriate, however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various jurisdictions.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its affiliates) accounted for approximately 18, 17 and 19 percent of our net sales revenue in fiscal 2010, 2009 and 2008, respectively.   Sales to our second largest customer, Bed Bath and Beyond, Inc., all within the United States and Canada, accounted for approximately 10, 8 and 8 percent of our net sales revenue in fiscal 2010, 2009 and 2008, respectively.  No other customers accounted for ten percent or more of net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 46, 43 and 44 percent in fiscal 2010, 2009 and 2008, respectively.

ORDER BACKLOG

When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

COMPETITIVE CONDITIONS

The markets in which we sell our products are very competitive and highly mature.  The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers with strong negotiating power.  Current trends among retailers include fostering high levels of competition among suppliers, the requirement to maintain or reduce prices and deliver products under shorter lead times.  Additionally, certain retailers source and sell products under their own private label brands that compete with our Company’s products.  We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers, some of which have been built over 30 years or more of working together. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label products.  Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

In the Personal Care segment, our primary competitors include Conair Corporation, Farouk Systems, Inc. (Chi), T3 Micro, Inc., International Consulting Associates, Inc. (InfraShine), FHI Heat, Inc., Jamella Limited (GHD), The Cricket Company LLC, Turbo Ion, Inc. (Croc Hair Products), Spectrum Brands, Inc., Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-U.S.A, Inc., Chattem, Inc., KAO Brands Company, The Procter & Gamble Company, L'Oréal Group, Unilever N.V., the Alberto-Culver Company, Colgate-Palmolive Company, Beirsdorf AG and Coty Inc.  In the Housewares segment, the competition is highly fragmented.  Our primary competitors in that segment include Lifetime Brands, Inc. (KitchenAid), Zyliss AG, Wilton Industries, Inc. (Copco), Simplehuman LLC,  Casabella Holdings LLC and Interdesign, Inc.  Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. Net sales revenue in the third fiscal quarter accounted for approximately 29, 30 and 32 percent of fiscal 2010, 2009 and 2008 net sales revenue, respectively. Our lowest net sales revenue usually occurs in our first fiscal quarter, which accounted for approximately 22, 23 and 22 percent of fiscal 2010, 2009 and 2008 net sales revenue, respectively.  As a result of the seasonality of sales, our working capital needs fluctuate during the year.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

Our operations are subject to national, state, local and provincial jurisdictions’ environmental and health and safety laws and regulations.  These laws and regulations impose workplace standards and regulate the discharge of pollutants into the environment.  In addition, they establish various standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes.

Many of the products we sell are subject to a number of product safety laws and regulations in various jurisdictions.  These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements and set product identification and labeling requirements.

We believe that we are in material compliance with these laws and regulations. Further, the cost of maintaining compliance has not had a material adverse effect on our business, consolidated results of operations and consolidated financial condition, nor do we expect it to do so in the foreseeable future.  Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with all applicable environmental laws and regulations.

EMPLOYEES

As of fiscal year end 2010, we employed 877 full-time employees in the United States, Canada, Macao, China, Japan, the United Kingdom, France, Peru, Venezuela, Chile, Costa Rica and Mexico of which 171 are marketing and sales employees, 237 are distribution employees, 41 are engineering and development employees, and 428 are administrative personnel. We also use temporary, part time and seasonal employees as needed.  None of the Company’s employees are covered by a collective bargaining agreement.  We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

Note (19) to our consolidated financial statements contains geographic information concerning our net sales revenue and long-lived assets.

AVAILABLE INFORMATION

We maintain our main Internet site at the following address: http://www.hotus.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in Company shares by directors and officers.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  Also, on the Investor Relations page, under the heading “Corporate Governance,” are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

ITEM 1A.  RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties.  When evaluating us and our business before making a decision regarding investment in our securities, potential investors should carefully consider the risk factors and uncertainties described below, together with other information contained in this report.  If any of the events or circumstances described below or elsewhere in this report actually occur, they could adversely effect our business and operating results.  The risks listed below are not the only risks that we face.  Additional risks that are presently unknown to us or that we currently think are not significant may also impact our business operations.

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

To make our distribution operations more efficient, we have consolidated many of our U.S. distribution, receiving and storage functions into our Southaven, Mississippi distribution center. Approximately 72 percent of our consolidated gross sales volume shipped from this facility in fiscal 2010.  For this reason, any disruption in our distribution process in this facility, even for a few days, could adversely effect our business and operating results.

Additionally, our Mississippi distribution center operations have grown to a level where we may incur capacity constraints during peak shipping periods, should we continue to grow our sales revenue either through organic growth or  acquisitions.  These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business and operating results.

Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary in a material amount from our projections.

Most of our major customers purchase our products electronically through electronic data interchange and expect prompt delivery of products from our existing inventories to the customers’ retail stores or distribution centers.  This method of ordering products allows our customers to respond quickly to changes in demands of their retail customers.  From time to time, we may provide projections to our shareholders, lenders, investment community, and other stakeholders of our future sales and net income.  Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future sales and related net income.  Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant.  These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report. Additionally, changes in retailer inventory management strategies could make our inventory management more difficult. Because our ability to forecast product demand and the timing of related sales includes significant subjective input, there is a risk that our future sales and net income could vary materially from our projections.

Our results of operations are dependent on sales to several large customers and the loss of, or substantial decline in, sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our net sales revenue.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers.  In particular, sales to our largest customer accounted for approximately 18 percent of our net sales revenue in fiscal 2010. Sales to our second largest customer, all within the U.S. and Canada, accounted for approximately 10 percent of our net sales revenue in fiscal 2010.  While only two customers accounted for 10 percent or more of net sales revenue in fiscal 2010, our top five customers accounted for approximately 46 percent of fiscal 2010 net sales revenue.  We expect that a small group of customers will continue to account for a significant portion of our net sales revenue.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate.  Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, financial condition and results of operations.  For further information regarding the impact of such issues with a significant customer that ceased operations in fiscal 2009, see Note (2) to our consolidated financial statements.

Large sophisticated customers may take actions that adversely affect our gross profit and results of operations.

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which include super centers and club stores.  This trend has resulted in the increased size and influence of these mass merchandisers. Additionally, these mass merchandisers source and sell products under their own private label brands that compete with our Company’s products.  As mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, shorter lead times for the delivery of products, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship.  If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us.  A reduction in the demand of our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and operating results.

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

With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. We may also find that customers are canceling orders or returning products.  Another recent development affecting most companies importing goods from China is that it has become increasingly difficult to secure cargo capacity on a timely basis and at contracted prices.  We believe this may signal a trend of higher ocean freight transportation prices in fiscal 2011.  Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America.  China has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on product costs in China.  Many of our suppliers are currently dealing with labor shortages in China which may result in future supply delays and disruptions and drive a substantial increase in labor costs.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.  During fiscal 2009 and 2008, the Chinese Renminbi appreciated approximately 4 percent and 9 percent, respectively, against the U.S. Dollar.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this could adversely impact profitability. China has suggested that it may move its currency off a peg to the U.S. dollar, which could result in an appreciation move and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of goods sold and certain operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes.  Changes in the cost of fuel have corresponding impacts to our transportation costs.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses.  Our results of operations could be adversely affected by future increases in these costs.  We have had some success in implementing price increases to our customers or passing on product cost increases by moving customers to newer product models with enhancements that justify higher prices and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

We hold certain auction rate securities that we may be unable to liquidate at their recorded values or at all due to credit concerns in the U.S. capital markets.  Protracted illiquidity and any deterioration in the credit ratings of the issuers, dealers or credit insurers may require us to record other-than-temporary impairment charges.

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 19 to 36 years).  At February 28, 2010, 97 percent of the aggregate collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

Conditions in the capital markets have significantly reduced our ability to liquidate our ARS.  At this time, there is a very limited demand for the securities we continue to hold and limited acceptable alternatives to liquidate such securities.  Based on current market conditions, we believe it is likely that auctions of our holdings in these securities will be unsuccessful in the near term, resulting in us continuing to hold securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.  Management intends to continue to reduce our holdings in these securities as circumstances allow, but believes there is sufficient liquidity from operating cash flows and available financial sources, including our revolving credit facility, which we believe will continue to provide sufficient capital resources to fund our foreseeable short and long-term liquidity requirements.

During the quarter ended August 31, 2008, we developed a series of discounted cash flow models and began using them to value our ARS.   Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  These inputs attempt to capture the impact of illiquidity on the investments and have resulted in the recording of unrealized losses on the ARS.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  If the issuers’ credit ratings or other market conditions deteriorate, the Company may be required to record other-than-temporary impairment charges on these investments in the future, which could have a material adverse effect on our business, financial condition and results of operations.  For further information on our ARS, see Notes (1), (10), (11) and (16) to our consolidated financial statements.

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

We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate their carrying value may not be recoverable.  Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined.  Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

For example, as a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. As a result of our impairment testing as of February 28, 2009, we recorded impairment charges totaling $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  For additional information, see the discussion under Notes (1) and (4) to our consolidated financial statements and in “Results of Operations” under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of the global recession, consumers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit, and sharply falling asset prices, among other things.  A prolonged economic downturn or recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect the Company’s business, financial condition and results of operations.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly elsewhere, has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  A continued weakening of retail economies, as we have seen during fiscal 2009 and 2010, could continue to have a material adverse effect on our business, financial condition and results of operations.

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

Further disruptions in U.S. and international credit markets may adversely affect our business, financial condition and results of operations.

Disruptions in national and international credit markets have led to limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability.  Additional and continued disruptions may materially limit consumer credit availability and restrict credit availability to our customer base and the Company.

Effective December 15, 2008, we amended our revolving credit agreement (“RCA”) dated June 1, 2004 between Helen of  Troy, L.P., as borrower, and Bank of America N.A. and other lenders.  The amendment extended the maturity date until December 15, 2013 and modified certain terms and covenants.  For additional information regarding the amendment, see Note (6) to the accompanying consolidated financial statements. The amendment to the RCA increased our borrowing costs and adjusted the limitations on our ability to incur additional debt.  In addition, in the event of new disruptions in the financial markets and an increased level of recent banking failures, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements.  The failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions.  This could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States.  The Company transacts a significant portion of its business in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes.  Additionally, we purchase a substantial amount of our products from Chinese manufacturers.  While the Chinese Renminbi remained relatively stable against the U.S. Dollar during fiscal 2010, it appreciated significantly against the U.S. Dollar in fiscal 2009 and 2008 and some news reports suggest future appreciation is likely during fiscal 2011.  Although our purchases are in U.S. Dollars, if the Chinese Renminbi were to resume its rise against the U.S. Dollar, the costs of our products would likely rise over time because of the impact the fluctuations will have on our suppliers, and we may not be able to pass any or all of these price increases on to our customers.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future net income.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved.

The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.  Accordingly, there can be no assurance that U.S. Dollar foreign exchange rates will be stable in the future or that fluctuations in foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Acquisitions may be more costly or less profitable than anticipated or we may not be able to identify suitable new acquisition opportunities, which may constrain our prospects for future growth and profitability and adversely affect the price of our common stock.

We are constantly looking for opportunities to make complementary strategic business and/or brand acquisitions. These acquisitions, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.  In addition, any acquisition involves numerous risks, including:

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

•     pay dividends on our common stock;

•     repurchase our common stock;

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

We conduct most of our businesses under one integrated Global Enterprise Resource Planning System (“ERP”), which we originally implemented in September 2004. Most of our operations are dependent on this system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems. Any failures or disruptions in the ERP and other information systems or any complications resulting from adjustments could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our factories and suppliers, transport them to our distribution centers, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss. Furthermore, application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues all pose significant risks.

We rely on certain outside vendors to assist us with implementation of, and enhancements to, our information systems and other vendors to assist us in maintaining some of our infrastructure. Should any of these vendors fail to perform as expected, it could adversely affect our service levels and threaten our ability to conduct business. In addition, at the end of fiscal 2010, we have not completed the migration of our core software to newer versions because of the degree of customization it underwent upon its initial installation. This places our software vendor’s ability to continue to provide the appropriate level of support for these systems at risk.

These factors described above could cause significant disruptions to our business and have a material adverse effect on our financial condition and results of operations.

Audits and related disputes with taxing authorities could have an adverse impact on our business.

From time to time, we are involved in tax audits and related disputes with various taxing jurisdictions.  We believe that we have complied with all applicable reporting and tax payment obligations and in the past have disagreed with taxing authority positions on various issues.  Historically, we have vigorously defended our tax positions through available administrative and judicial avenues.  Based on currently available information, we have established reserves for our best estimate of the probable tax liabilities.  Future actions by taxing authorities may result in tax liabilities that are significantly higher or lower than the reserves established, which could have a material effect on our consolidated results of operations or cash flows.  For more information about tax audits and related disputes, see Note (9) to the accompanying consolidated financial statements.

Potential changes in laws, including tax laws, and the costs and complexities of compliance with such laws could have an adverse impact on our business.

The impact of future legislation in the U.S. or abroad, including such things as climate change related legislation, tax legislation, regulations or treaties, including any that would affect the companies or subsidiaries that comprise our consolidated group is always uncertain. The U.S. Congress continues to consider certain proposed changes in the tax laws, and new energy and environmental legislation that, if enacted, may increase our costs of doing business.  Our ability to respond to such changes, the cost and complexity of compliance with new law changes, and their impact on our ability to operate economically and effectively in jurisdictions always presents a risk.

Under current tax law,  favorable tax treatment of our non-U.S. net income is dependent on our ability to avoid classification as a Controlled Foreign Corporation. Changes in the composition of our stock ownership could have an impact on our classification. If our classification were to change, it could have a material adverse effect on the largest U.S. shareholders and, in turn, on the Company’s business.

A non-U.S. corporation, such as ours, will constitute a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes if its largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the stock outstanding.  If the IRS or a court determined that we were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10 percent or more of the total combined voting power of all classes of our stock on the last day of our taxable year would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our “subpart F income” (and the subpart F income of any our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, any gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we are a CFC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases, or otherwise utilizes through third-party management service agreements, a total of 31 facilities, which include selling, procurement, administrative and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Information regarding the location, use, segment, ownership and approximate size of the facilities and undeveloped land as of February 28, 2010 is provided below:

Location	Type and Use	Business Segment	Owned or Leased	Approximate Size (Square Feet / Acres)

El Paso, Texas, USA	Land & Building - Corporate Headquarters	Personal Care & Housewares	Owned	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Personal Care & Housewares	Owned	408,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	Owned	1,200,000
Brampton, Ontario, Canada	Third-Party Managed Distribution Facility	Personal Care	Leased	75,000
Danbury, Connecticut, USA	Office Space	Personal Care	Leased	16,000
Bentonville, Arkansas, USA	Office Space	Personal Care	Leased	5,000
Minneapolis, Minnesota, USA	Office Space	Personal Care	Leased	1,000
New York, New York, USA	Office Space	Housewares	Leased	25,000
Chambersburg, Pennsylvania, USA	Office Space - Customer Service Facility	Housewares	Leased	3,200
El Paso, Texas, USA	Land - Held for Future Expansion	None	Owned	12 Acres
Southaven, Mississippi, USA	Land - Held for Future Expansion	None	Owned	31 Acres
Burlington, Ontario, Canada	Office Space	Personal Care	Leased	5,000
Sheffield, England	Land & Building - European Headquarters	Personal Care & Housewares	Owned	10,000
Darwen, England	Third-Party Managed Distribution Facility	Personal Care & Housewares	Leased	75,000
Boulgne-Billancourt, France	Office Space	Personal Care & Housewares	Leased	1,400
Nr Amsterdam, Netherlands	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Mexico City, Mexico	Office Space	Personal Care	Owned	3,900
Mexico City, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	75,200
Nuevo Leon, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	9,700
Jalisco, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	11,600
Cuautitlan Izcalli, Edo de Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	9,700
Vitoria, Brazil	Third-Party Managed Distribution Facility	Personal Care	Leased	2,400
Lima, Perú	Office Space	Personal Care	Leased	900
Lima, Perú	Third-Party Managed Distribution Facility	Personal Care	Leased	1,500
Caracas, Venezuela	Office Space	Personal Care	Leased	1,300
Aragua, Venezuela	Third-Party Managed Distribution Facility	Personal Care	Leased	3,300
Santiago, Chile	Office Space	Personal Care	Leased	250
Santiago, Chile	Third-Party Managed Distribution Facility	Personal Care	Leased	150
Tokyo, Japan	Office Space	Housewares	Leased	1,000
Hong Kong, China	Third-Party Managed Distribution Facility	Housewares	Leased	3,500
Zhu Kuan, Macau, China	Office Space	Personal Care & Housewares	Leased	8,000
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	5,500
Shenzhen, China	Office Space	Personal Care & Housewares	Leased	14,500

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations.  In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE].  The following table sets forth, for the periods indicated, in dollars per share, the high and low sales prices of the common stock as reported on the NASDAQ.  These quotations reflect the inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

FISCAL 2010
First quarter	$20.09	$8.55
Second quarter	22.77	15.89
Third quarter	24.50	18.50
Fourth quarter	25.88	20.67

FISCAL 2009
First quarter	$18.49	$14.59
Second quarter	24.21	15.26
Third quarter	24.70	13.31
Fourth quarter	17.92	9.61

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common stock with a par value of $0.10 per share is our only class of equity security outstanding at February 28, 2010.  As of May 10, 2010, there were approximately 260 holders of record of the Company’s common stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions.  We have not paid any cash dividends on our common stock since inception.  Our current intention is to pay no cash dividends in fiscal 2011.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

Under the latest program approved by our Board of Directors, as of February 28, 2010 we are authorized to purchase up to 1,280,650 shares of common stock in the open market or through private transactions.   For the fiscal years ended 2010, 2009 and 2008, we repurchased and retired 47,648, 574,365 and 1,095,392 shares of common stock at a total purchase price of $0.42, $7.42 and $26.00 million, and an average purchase price of $8.80, $12.91 and $23.74 per share, respectively.  In addition, during the fiscal quarters ended May 31, 2009 and November 30, 2009, our chief executive officer tendered certain shares of common stock as payment for the exercise price and related federal tax obligations arising from the exercise of options.   We accounted for this activity as a purchase and retirement of the shares.   The table below summarizes these option exercise transactions:

SHARES TENDERED FOR THE EXERCISE OF OPTIONS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2010

Transaction Date	Total Number of Shares Subject to Options Exercised	Total Number of Shares Tendered in Payment of the Exercise Price and Related Federal Taxes	Fair Market Value of shares at the Transaction Date (in thousands)	Average Price per Share Tendered

May 14, 2009	1,000,000	762,519	$14,600	$19.15
October 8, 2009	1,000,000	675,590	15,552	23.02
Totals / average	2,000,000	1,438,109	$30,152	$20.97

There was no repurchase activity for the last quarter of fiscal 2010.

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 2005. The Peer Group Index is the Dow Jones—U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ
MARKET INDEX

	Fiscal year ended the last day of February
	2005	2006	2007	2008	2009	2010

HELEN OF TROY LIMITED	100.00	70.64	81.77	55.75	35.45	85.33
PEER GROUP INDEX	100.00	100.47	124.51	132.87	95.32	141.80
NASDAQ MARKET INDEX	100.00	111.19	117.76	110.71	67.16	109.09

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of income data for the years ended on the last day of February 2010, 2009 and 2008, and the selected consolidated balance sheet data as of the last day of February 2010 and 2009, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of  income data for the years ended on the last day of February 2007 and 2006, and the selected consolidated balance sheet data as of the last day of February 2008, 2007 and 2006, have been derived from our audited consolidated financial statements which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended The Last Day of February,

(in thousands, except per share data)

	2010 (3)	2009	2008 (1)(2)	2007	2006

Statements of Income Data:
Sales revenue, net	$647,626	$622,745	$652,548	$634,932	$589,747
Cost of goods sold	368,470	367,343	370,853	355,552	323,189

Gross profit	279,156	255,402	281,695	279,380	266,558
Selling, general and administrative expense	188,887	188,344	207,771	208,964	195,180
Operating income before impairments and gain	90,269	67,058	73,924	70,416	71,378

Asset impairment charges	900	107,274	4,983	-	-
Gain on sale of land	-	-	(3,609)	-	-
Operating income (loss)	89,369	(40,216)	72,550	70,416	71,378

Nonoperating income (expense), net	1,046	2,438	3,748	2,643	1,290
Interest expense	(10,310)	(13,687)	(15,025)	(17,912)	(16,866)

Income (loss) before income taxes	80,105	(51,465)	61,273	55,147	55,802
Income tax expense (benefit)	8,288	5,328	(236)	5,060	6,492

Net income (loss)	$71,817	$(56,793)	$61,509	$50,087	$49,310

Per Share Data:
Basic	$2.38	$(1.88)	$2.01	$1.66	$1.65
Diluted	$2.32	$(1.88)	$1.93	$1.58	$1.56

Weighted average shares of common stock used in computing net earnings (loss) per share
Basic	30,217	30,173	30,531	30,122	29,919
Diluted	30,921	30,173	31,798	31,717	31,605

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

Last Day of February,

(in thousands)

	2010 (3)	2009	2008 (1) (2)	2007	2006

Balance Sheet Data:
Working capital	$254,060	$233,218	$276,304	$238,131	$185,568
Total assets	834,733	822,126	911,993	906,272	857,744
Long-term debt	131,000	134,000	212,000	240,000	254,974
Stockholders’ equity (4)	583,772	508,693	568,376	527,417	475,377
Cash dividends	-	-	-	-	-

(1)  Fiscal year 2008 and thereafter includes the results of operations of Belson Products, which we acquired on May 1, 2007 for a net cash purchase price of $36.50 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $13.98 million of working capital, $0.14 million of fixed assets, and $22.38 million of goodwill, trademarks and other intangible assets.

(2)  During fiscal 2008, we settled certain tax disputes with the Hong Kong Inland Revenue Department, and the U.S. Internal Revenue Service (the “IRS”).  As a result of these settlements, we recorded tax benefits totaling $9.31 million during fiscal 2008.  These benefits represent the reversal of tax provisions previously established for the periods under dispute.  See Note (9) to our consolidated financial statements for more information on our income taxes.

(3)  Fiscal year 2010 includes the results of operations of Infusium, which we acquired on March 31, 2009 for a cash purchase price of $60.00 million.  The acquisition was funded with cash.  At acquisition, we recorded $19.70 million of goodwill, $18.70 million of trademarks, $21.00 million for a customer list and $0.6 million of patent rights.

(4)  For the fiscal years ended 2010, 2009 and 2008, we repurchased and retired 1,485,757, 574,365 and 1,095,392 shares of common stock at a total purchase price of $30.57, $7.42 and $26.00 million, respectively.  No shares of common stock were repurchased during the fiscal years ended 2007 and 2006.

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

OVERVIEW

In fiscal 2010, Helen of Troy confronted extraordinary global macroeconomic conditions which contracted consumer discretionary spending in the U.S. and internationally.  In the face of declining comparable store sales, particularly earlier in the year, many of our retail partners reduced both the number of stock keeping units (SKU’s) they carried and the number of days of on-hand inventory carried.  Although retail inventory levels appear to have stabilized, the economy has continued to negatively impact retail sales, primarily with respect to our personal care appliance product sales.  When consumers did spend, the general trend was to trade down to lower price points, especially within our appliance product group.  Another factor contributing to our appliance business results was the negative impact of a strengthening U.S. dollar versus most other currencies in the first and second quarters of fiscal 2010.  Generally, a stronger U.S. dollar means that foreign results translated into fewer U.S. dollars on a reported basis.  Sales declines in the core Personal Care business were offset with new sales from our recently acquired Ogilvie® (“Ogilvie”) line of home permanent and straightening products and Infusium line of shampoos and conditioners and continued organic growth in our Housewares segment.  The Housewares segment has proven to be much more resistant to the impacts of the recent economic downturn.

Although the global economy has shown some signs of improvement recently, we believe that many of our consumers still face difficult circumstances, which may not significantly change during fiscal 2011.  We expect that net sales revenue performance in many of our Personal Care segment’s product lines will likely lag pre-recession averages and be heavily dependent on real improvements in employment, housing markets, and consumers’ personal finances.

We prepared for and responded to these difficult circumstances with an intense, disciplined focus on creating operational efficiencies and improving our ability to execute against ever more challenging customer requirements.  We continue to leverage the investments we made in our information technology and distribution infrastructure and have implemented a number of cost-containment programs.  We also benefited from the impact on our cost of goods sold of commodity price decreases we received early during the fiscal year.  As a result, in a difficult year, we generated the second highest net income in our Company’s history.  During the next fiscal year, we will continue to focus on our initiatives.  Current significant initiatives include the integration of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses acquired from Innovative Brands, LLC, further efficiency initiatives, and our commitment to consumer relevant product innovation and service delivery.

Helen of Troy continues to maintain a solid financial foundation, with no short term debt outstanding at the end of fiscal 2010, relatively modest long-term debt leverage and cash and cash equivalents totaling more than $110 million. This solid financial position and continued strong cash flow generation have provided us with the flexibility to make ongoing investments in our core business, while seeking new sales growth opportunities through selective acquisitions.

Significant Developments and Events during Fiscal 2010

•                  Acquisition of Infusium: On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  Infusium has a heritage of over 80 years and its shampoos, conditioners, and leave-in treatments have an established reputation for product performance with stylists and consumers. The acquisition was a significant addition to the Company’s Personal Care segment, yet required minimal additional staffing and infrastructure to integrate. We are marketing Infusium products in both retail and professional trade channels.  The fiscal year ended February 28, 2010 includes eleven months of Infusium net sales revenue totaling $34.19 million.  For further information regarding the acquisition, see Note (5) in the accompanying consolidated financial statements.

•                  Strategic Brand Licensing Agreements:  During the fiscal quarter ended May 31, 2009, we began earning royalties from strategic brand licensing agreements with Staples Inc. (“Staples”), the world’s largest office products company, and UCB S.A. (“UCB”), a global biopharmaceutical leader.  Staples now sells an exclusive assortment of more than 30 OXO branded office products.  UCB offers patients suffering from rheumatoid arthritis and related conditions an OXO branded syringe that is ergonomically designed to simplify self injection.   While the Staples and UCB royalty revenue streams are not yet significant, we believe they have attractive long term growth potential and will add value to OXO’s brand equity by extending its reach into new consumer categories.

•                  New Product Development and Innovation:  We are continually investing in new product development.  We believe this will position us to gain market share and take advantage of the economic upturn, when it occurs.  Although we must be selective and cost-conscious regarding our development efforts, we feel an overall contraction in product development efforts would be a shortsighted strategy.  In our Personal Care segment, we introduced 255 new products in fiscal 2010 and expect to launch another 234 products for fiscal 2011 under such brand names as Revlon®, Vidal Sassoon®, Bed Head®, Pro Beauty Tools™, Hot Tools, Dr. Scholl’s®, Scholl®, Mega Hot®, Brazilian Heat, Gold ‘N Hot® and Veet®.  In our Housewares segment, we launched 107 new products in fiscal 2010 and we plan to launch 155 new products in fiscal 2011.  For additional information on these new products, please see Item 1., “Business – Products.”

•                  Sourcing Initiatives:  Throughout fiscal 2010, we continued with our efforts to streamline our sourcing operations and secure product cost reductions through both better component pricing and value engineering.  These efforts, in combination with an improvement in sales mix and selective price increases, contributed to an improvement of 2.1 percentage points in our gross profit margin to 43.1 percent in fiscal 2010, compared to 41.0 percent in fiscal 2009.

Significant Subsequent Developments in Fiscal 2011

•                  Acquisition of Pert Plus and Sure Brands:   On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69 million (subject to certain potential post acquisition-adjustments), which we paid with cash on hand.  Net assets acquired consist principally of accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, less accounts payable and certain other current liabilities.  Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category.  Sure is one of the leading brands in the $1.7 billion U.S. anti-perspirant and deodorant category. We will market Pert Plus and Sure products primarily into U.S. retail trade channels.

Financial Recap of Fiscal 2010

•                  Consolidated net sales revenue increased 4.0 percent, or $24.88 million, to $647.63 million in fiscal 2010 compared to $622.75 million in fiscal 2009.  Personal Care segment consolidated net sales revenue increased 0.4 percent in fiscal 2010 when compared to fiscal 2009.  Housewares segment net sales revenue increased 13.1 percent in fiscal 2010 when compared to fiscal 2009. Our fiscal 2010 net sales revenue includes the unfavorable impact of a net foreign exchange loss of $6.26 million compared to fiscal 2009.

•                  Consolidated gross profit margin as a percentage of net sales revenue increased 2.1 percentage points to 43.1 percent in fiscal 2010 compared to 41.0 percent in fiscal 2009.

•                  SG&A as a percentage of net sales revenue decreased 1.0 percentage point to 29.2 percent in fiscal 2010 compared to 30.2 percent in fiscal 2009.

•                  Interest expense was $10.31 million in fiscal 2010 compared to $13.69 million in fiscal 2009.  The decrease in interest expense was principally due to lower amounts of debt outstanding due to the scheduled retirement of $78.00 million of long-term debt during the year, when compared to fiscal 2009.

•                  Income tax expense was $8.29 million in fiscal 2010 compared to $5.33 million in fiscal 2009.  Fiscal 2009 income tax expense includes a benefit of $0.46 million due to a tax settlement with the IRS.

•                  Our net income of $71.82 million in fiscal 2010 compares to a net loss of $56.79 million in fiscal 2009.  In addition to an increase in current year net sales revenue and decreasing cost of goods sold, the year-over-year comparability of  our net income is affected by the impact of significant items in fiscal 2009, including: the effects of non-cash intangible impairment charges and a charge to bad debt associated with the Linens ‘n Things retail chain (“Linens”) bankruptcy, partially offset by the benefits of a tax settlement and gains on casualty insurance settlements.  Diluted earnings per share was $2.32 in fiscal 2010 compared to $1.59 in fiscal 2009, after excluding the significant items from fiscal 2009.  Income and related diluted earnings per share without significant items are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further and reconciled to their applicable GAAP-based measures on page 49.

Key Net Sales Revenue and Net Income Growth Drivers for Fiscal 2011

We plan to implement or continue the following specific initiatives for fiscal 2011 with the goal of achieving sales and net income growth:

•                  Continued growth and expansion of OXO product lines;

•                  Continued investment in new product line development and introductions to gain market share;

•                  Integration and development of our new Pert Plus and Sure product lines;

•                  Pursuit of additional acquisitions of complementary businesses or product lines;

•                  Continued sourcing and product cost management initiatives to offset expected commodity and inbound transportation cost increases; and

•                  Continued implementation of productivity initiatives to reduce operating expenses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2010	2009	2008	2010	2009	2008	10/09	09/08

Sales revenue, net
Personal Care Segment	$449,151	$ 447,244	$ 488,414	69.4%	71.8%	74.8%	0.4%	-8.4%
Housewares Segment	198,475	175,501	164,134	30.6%	28.2%	25.2%	13.1%	6.9%
Total sales revenue, net	647,626	622,745	652,548	100.0%	100.0%	100.0%	4.0%	-4.6%

Cost of goods sold	368,470	367,343	370,853	56.9%	59.0%	56.8%	0.3%	-0.9%
Gross profit	279,156	255,402	281,695	43.1%	41.0%	43.2%	9.3%	-9.3%

Selling, general and administrative expense	188,887	188,344	207,771	29.2%	30.2%	31.8%	0.3%	-9.4%
Operating income before impairments and gain	90,269	67,058	73,924	13.9%	10.8%	11.3%	34.6%	-9.3%

Asset impairment charges	900	107,274	4,983	0.1%	17.2%	0.8%	*	*
Gain on sale of land	-	-	(3,609)	0.0%	0.0%	-0.6%	*	*
Operating income (loss)	89,369	(40,216)	72,550	13.8%	-6.5%	11.1%	*	*

Other income (expense):
Nonoperating income (expense), net	1,046	2,438	3,748	0.2%	0.4%	0.6%	-57.1%	-35.0%
Interest expense	(10,310)	(13,687)	(15,025)	-1.6%	-2.2%	-2.3%	-24.7%	-8.9%
Total other income (expense)	(9,264)	(11,249)	(11,277)	-1.4%	-1.8%	-1.7%	-17.6%	-0.2%

Income (loss) before income taxes	80,105	(51,465)	61,273	12.4%	-8.3%	9.4%	*	*

Income tax expense (benefit)	8,288	5,328	(236)	1.3%	0.9%	0.0%	55.6%	*

Net income (loss)	$ 71,817	$ (56,793)	$ 61,509	11.1%	-9.1%	9.4%	*	*

* Calculation is not meaningful

(1)  Sales revenue percentages by segment are computed as a percentage of the related segment’s sales revenue, net to total sales revenue, net.  All other percentages are computed as a percentage of total sales revenue, net.

Consolidated Net Sales Revenue:

Consolidated net sales revenue increased $24.88 million or 4.0 percentage points in fiscal 2010 compared to fiscal 2009.  New product acquisitions accounted for an increase of $39.00 million, or 6.3 percentage points, more than offsetting the decline in core business net sales revenue (net sales revenue without acquisitions).  Core business net sales revenue showed an overall decline in fiscal 2010 of $14.12 million or 2.3 percent.  Our Housewares segment provided 3.7 percentage points of consolidated net sales revenue growth, or an increase of $22.97 million.  Housewares’ net sales revenue increased 13.1 percent in fiscal 2010 when compared to fiscal 2009, consisting of unit volume growth of 7.7 percent and an increase of 5.4 percent in average unit selling prices.  Our Personal Care segment provided 0.3 percentage points of consolidated net sales revenue growth, or an increase of $1.91 million. Personal Care’s net sales revenue increased 0.4 percent in fiscal 2010 when compared to fiscal 2009, consisting of a 2.2 percent unit volume decline offset by a 2.6 percent average unit selling price increase.  Our fiscal 2010 net sales revenue include the unfavorable impact of a net foreign exchange loss of $6.26 million compared to fiscal 2009.

Consolidated net sales revenue decreased $29.80 million, or 4.6 percentage points, in fiscal 2009 compared to fiscal 2008.  New product acquisitions accounted for an increase of $6.84 million, or 1.0 percentage point, partially offsetting the decline in core business net sales revenue (net sales revenue without acquisitions).  Net sales revenue from new product acquisitions included $4.13 million of net sales revenue from our Belson Products acquisition, which represents two months of Belson’s fiscal 2009 net sales revenue through the first anniversary of their acquisition, and $2.71 of net sales revenue from our Ogilvie acquisition, which represents 4.3 months of net sales revenue of Ogilvie products since acquisition.  Core business net sales revenue showed an overall decline in fiscal 2009 of $36.64 million or 5.6 percent.  Our Housewares segment provided 1.7 percentage points of consolidated net sales revenue growth, or an increase of $11.37 million.  Housewares’ net sales revenue increased 6.9 percent in fiscal 2009 when compared to fiscal 2008, consisting of unit volume growth of 14.1 percent, partially offset by a decline in average unit selling prices of 7.2 percent.  Housewares’ growth was more than offset by a decline in net sales revenue of 8.4 percent, or $41.17 million, in our Personal Care segment. The 8.4 percent decrease in our Personal Care segment consisted of a 10.0 percent unit volume decline and a 1.6 percent overall price increase.  Fiscal 2009 net sales revenue include a net unfavorable foreign exchange impact of $8.78 million compared to fiscal 2008.

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales revenue:

IMPACT OF ACQUISITION ON SALES REVENUE, NET

(in thousands)

	Fiscal Years Ended
	2010	2009	2008

Prior year’s sales revenue, net	$622,745	$652,548	$634,932

Components of sales revenue change, net
Core business	(14,118)	(36,640)	(9,061)
Acquisitions (non-core busines sales revenue, net)	38,999	6,837	26,677
Change in sales revenue, net	24,881	(29,803)	17,616
Sales revenue, net	$647,626	$622,745	$652,548

Total sales revenue growth, net	4.0%	-4.6%	2.8%
Core business	-2.3%	-5.6%	-1.4%
Acquisitions	6.3%	1.0%	4.2%

Segment Net Sales Revenue:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Fiscal Years Ended		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$449,151	$447,244	$(9,736)	$11,643	$1,907	-2.2%	2.6%	0.4%
Housewares	198,475	175,501	13,425	9,549	22,974	7.7%	5.4%	13.1%
Total sales revenue, net	$647,626	$622,745	$3,689	$21,192	$24,881	0.6%	3.4%	4.0%

	Fiscal Years Ended		$ Change			% Change
	2009	2008	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$447,244	$488,414	$(49,067)	$7,897	$(41,170)	-10.0%	1.6%	-8.4%
Housewares	175,501	164,134	23,112	(11,745)	11,367	14.1%	-7.2%	6.9%
Total sales revenue, net	$622,745	$652,548	$(25,955)	$(3,848)	$(29,803)	-4.0%	-0.6%	-4.6%

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care and hair care solutions; and brushes, combs and accessories.

Fiscal 2010 Net Sales Revenue Compared to Fiscal 2009:

Net sales in our Personal Care segment increased 0.4 percent, or $1.91 million, to $449.15 million in fiscal 2010 compared to $447.24 million in fiscal 2009.  Net sales revenue from new product acquisitions included $4.81 million of net sales revenue from our Ogilvie products acquisition, which represents 7.7 months of Olgilvie’s fiscal 2010 net sales revenue through the first anniversary of their acquisition, and $34.19 million of net sales revenue from our Infusium acquisition, which represents 11 months of net sales revenue of Infusium products since acquisition.  Net sales revenue increases due to the Infusium and Ogilvie acquisitions were mostly offset due to the following factors:

•                  This segment of our business, in particular the appliance category,  experienced continued declines in consumer spending throughout the year as a result of the difficult economic environment.  When consumers did spend, the general trend was to trade down to lower price points.  At this point in our appliance product cycle, ionic and ceramic technical innovations, once considered key differentiators that justified higher prices, are widespread and are now available at all price points.

•                  While hair dryer purchasing is typically a “need” purchase where consumers react quickly to replace their existing dryer once it has ceased to operate properly, styling irons (straightening and curling) we believe are more discretionary items whose sales patterns are heavily influenced by fashion trends.  This past year, our largest declines occurred in the straightening iron category, while sales in the curling iron category remained relatively flat due to a resurgence of soft curls as a women’s fashion trend.

•                  Our fiscal 2010 net sales revenue includes the unfavorable impact of a net foreign exchange loss of $6.26 million, when compared to fiscal 2009, due to the continuing impact of a strengthening U.S. dollar versus most other currencies.  Other things being equal, a stronger dollar meant that foreign results translated into fewer dollars on a reported basis.  Most of this currency impact affected our appliance business sales.

•                  Contraction of our retail selling base, particularly smaller regional multi-store and individual accounts due to consolidation, bankruptcy and closures in a weak economy.

•                  The loss of some appliance placement due to branded and private label competition.

Fiscal 2009 Net Sales Revenue Compared to Fiscal 2008:

Net sales revenue in our Personal Care segment decreased 8.4 percent, or $41.17 million, to $447.24 million in fiscal 2009 compared to $488.41 million in fiscal 2008.  A general description of factors contributing to the change in net sales revenue for fiscal 2009 compared to fiscal 2008 follows:

•                  The continued deterioration of global macroeconomic conditions that began in fiscal 2008 and accelerated throughout fiscal 2009.  These conditions negatively affected consumer spending causing many of our retail partners to face declining same store sales trends and a highly promotional holiday season.  This environment had an adverse impact on both our foreign and domestic appliance businesses.

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

•                  Disruptions in product supply due to the closure of certain suppliers in the Far East.  This caused delays in the delivery of certain items and adversely affected Personal Care appliance net sales revenue.  Although we have multiple sourcing partners for many of our products, we were unable to source certain items on a timely basis due to the rapid changes occurring within the Far East.  We believe the contraction in suppliers was a widespread issue within our industry, which now appears to have stabilized.

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

•                  In fiscal 2008, we introduced the Bed Head® line of appliances and accessories.  Due to a shift by consumers away from higher price points at retail, we granted certain price adjustments and allowances to our retailers as part of our commitment to Bed Head®, which negatively impacted fiscal 2009 Bed Head® net sales revenue.

•                  In Latin America, appliance volume decreased due to the combined effects of weakening local economies, particularly in Mexico, and the impact of sales disruptions in the Brazilian market caused by a fire at a third-party managed distribution facility.

•                  Prior to fiscal 2009, our Latin American region had historically experienced double-digit growth in the Grooming, Skin Care and Hair Care Solutions category, but the combined effects of operating on a larger sales base, unfavorable foreign exchange rates and a downturn in Latin American economies stalled our growth in fiscal 2009.

•                  In North America, fiscal 2009 net sales revenue benefited from the acquisition of the Ogilvie brand home permanent and hair-straightening products on October 10, 2008, which contributed $2.71 million to the region’s net sales revenue.  Unit volume increases contributed 3.8 percent to net sales revenue growth, while average unit selling prices declined 4.5 percent.  Our North American region net sales revenue results reflect the difficult retail environment and the full year impact of the discontinuance of the Epil-Stop product line with certain key customers.

•                  In our Brushes, Combs, and Accessories product category, a combination of sluggish product sales in the mass retail channel, a general market decline in demand for fashion accessories, returns from key customers because of display changes at retail, and the loss of shelf space were significant contributing factors to the year-over-year decline.

Housewares

Our Housewares segment reports the operations of OXO International whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, and rechargeable lighting products.

Fiscal 2010 Net Sales Revenue Compared to Fiscal 2009:

Net sales revenue in our Housewares segment increased 13.1 percent, or $22.97 million, to $198.48 million in fiscal 2010 compared to $175.50 million in fiscal 2009.  Increased unit net sales volume contributed 7.7 percent to net sales revenue growth and higher average unit selling prices contributed 5.4 percent to net sales revenue growth.  We experienced growth both internationally and domestically with a disproportionate amount of the growth occurring domestically.  Key drivers of this growth are as follows:

•                  In the second half of fiscal 2010, we began significant shipments of our Good Grips® TOP line of modular wet food storage containers (“TOP Containers”) to complement our existing line of Good Grips® POP line of dry food storage containers (“POP Containers”), introduced late in fiscal 2008.  In fiscal 2010, the new line of TOP Containers accounted for $2.34 million of new product net sales revenue while our POP Container line continued to gain market share and accounted for incremental net sales revenue of $11.61 million over fiscal 2009.  Other new product introductions accounted for approximately $6.73 million in incremental net sales revenue.

•                  New distribution contributed $2.12 million in net sales revenue growth, while organic growth within existing accounts contributed the balance of the Housewares segment’s net sales revenue increase.

Future net sales revenue growth in this segment of our business will be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst all tiers of retailers is extensive.  Accordingly, we remain cautious about our ability to maintain this same pace of net sales revenue growth in the foreseeable future.

Fiscal 2009 Net Sales Revenue Compared to Fiscal 2008:

Net sales revenue in our Housewares segment increased 6.9 percent, or $11.37 million, to $175.50 million in fiscal 2009 compared to $164.13 million in fiscal 2008.  Increased unit net sales volume contributed 14.1 percent to sales growth and lower average unit selling prices had a negative impact on net sales revenue of 7.2 percent.  Unit prices decreased due to sales of discontinued inventory and the de-emphasis of certain products with high unit prices but lower margins.  Unit volumes increased primarily due to new product introductions, improved distribution execution, growth with existing accounts, continued expansion of net sales revenue in the United Kingdom and Japan, and the sale of discontinued inventory.  Our POP line of modular food storage containers, which began shipping in late fiscal 2008, was a top selling category for us in fiscal 2009.   In fiscal 2009, food storage containers added $10.30 million of incremental net sales revenue growth.  In addition, in fiscal 2009, new product offerings such as digital instant read thermometers and a new line of dusting products in total accounted for approximately $7.89 million in incremental net sales revenue growth in the Housewares segment during a soft retail year.

Geographic Net Sales Revenue:

The following table sets forth, for the periods indicated, our net sales revenue by geographic region, in U.S. Dollars, as a percentage of net sales revenue, and the year-over-year percentage change in each region.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2010	2009	2008	2010	2009	2008	10/09	09/08

Sales revenue, net by geographic region
United States	$511,027	$476,147	$505,817	78.9%	76.5%	77.5%	7.3%	-5.9%
Canada	28,874	28,325	27,960	4.5%	4.5%	4.3%	1.9%	1.3%
Europe and other	68,723	76,419	71,734	10.6%	12.3%	11.0%	-10.1%	6.5%
Latin America	39,002	41,854	47,037	6.0%	6.7%	7.2%	-6.8%	-11.0%
Total sales revenue, net	$647,626	$622,745	$652,548	100.0%	100.0%	100.0%	4.0%	-4.6%

(1)      Percentages of net sales revenue by geographic region are computed as a percentage of the geographic region’s net sales revenue to total net sales revenue.

In fiscal 2010, the U.S. contributed 5.6 percentage points to growth in our consolidated net sales revenue or $34.88 million, while international operations accounted for a 1.6 percentage point decline. Latin American operations accounted for a 0.5 percentage point decline in our consolidated net sales revenue, or $2.85 million.  Canadian operations accounted for a 0.1 percentage point increase in our consolidated net sales revenue, or $0.55 million.  Europe and other country operations accounted for a 1.2 percentage point decrease in our consolidated net sales revenue, or $7.70 million. Our Latin American and European operations, in particular their appliance categories, were negatively affected by the impact of their slow economies, which are recovering at a slower rate than the U.S.  Our international net sales revenue performance included the negative effects of foreign exchange losses on net sales revenue of $6.26 million in fiscal 2010 when compared to fiscal 2009, principally due to the weakening of the British Pound and the Mexican Peso, respectively, against the U.S. Dollar.  In fiscal 2010, Canada, Europe and other, and Latin American regions accounted for approximately 21, 50 and 29 percent of international net sales revenue, respectively.

In fiscal 2009, the U.S. accounted for a 4.5 percentage point decline in our consolidated net sales revenue, or $29.67 million, while international operations were essentially flat overall. Latin American operations accounted for a 0.8 percentage point decline in our consolidated net sales revenue, or $5.18 million.  Canadian operations accounted for a 0.1 percentage point increase in our consolidated net sales revenue, or $0.37 million.  Europe and other country operations accounted for a 0.7 percentage point increase in our consolidated net sales revenue, or $4.69 million. Europe and other country growth continued to be driven by growth in our OXO Housewares and increases in sales of Toni & Guy® appliances.  Our international net sales revenue performance offset a negative foreign exchange impact of $8.78 million in fiscal 2009, $5.37 million of which was attributable to the weakening of the British Pound against the U.S. Dollar.  In fiscal 2009, Canada, Europe and other, and Latin American regions accounted for approximately 19, 52 and 29 percent of international net sales revenue, respectively.

Gross Profit Margins:

Gross profit, as a percentage of net sales revenue, increased to 43.1 percent in fiscal 2010 from 41.0 percent in fiscal 2009.  The primary components of the improvement are as follows:

•                  commodity price decreases early in fiscal 2010 that began to cycle through cost of goods sold in the second half of the fiscal year;

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

China has suggested that it may move its currency off a peg to the U.S. dollar, which could result in an appreciation move and increase our product costs over time.  In addition, there has been upward pressure on raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the expectation of sustained gross profit margin improvement in fiscal 2011.  For additional information, see Item 1A. Risk Factors, under the sub-heading: “We are dependent on third party manufactures, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, financial condition and results of operations.”

Gross profit, as a percentage of net sales revenue, decreased to 41.0 percent in fiscal 2009 from 43.2 percent in fiscal 2008.  The primary components of the decline were as follows:

•                  Over the last half of fiscal year 2009, our reported consolidated net sales revenue was diluted by the strengthening of the U.S. Dollar against many foreign currencies while our cost of goods sold were not significantly impacted because we purchase the majority of our inventory in U.S. Dollars.  A reduction in net sales revenue without an offsetting reduction in cost of goods sold had a negative impact on our gross profit margins.

•                  The impact of increased product costs sourced from the Far East, which were driven by the appreciation of the Chinese Renminbi with respect to the U.S. Dollar and higher raw material, labor and inbound transportation costs.

Selling, general and administrative expense (“SG&A”):

In order to provide a better understanding of the impact that certain specified items had on our operations, the analysis that follows reports SG&A excluding the items described in the table below.  This financial measure is non-GAAP financial information as contemplated by SEC Regulation G, Rule 100, and the accompanying table reconciles this measure to the corresponding GAAP-based measure presented in our consolidated statements of income.

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Fiscal Years Ended			% of Sales Revenue, net			% Change
	2010	2009	2008	2010	2009	2008	10/09	09/08

SG&A, as reported	$188,887	$188,344	$207,771	29.2%	30.2%	31.8%	0.3%	-9.4%
Bad debt expense	(493)	(5,710)	(484)	-0.1%	-0.9%	-0.1%	-91.4%	*
Foreign exchange (losses) gains	1,735	(5,207)	528	0.3%	-0.8%	0.1%	*	*
Insurance claim gains	527	2,780	-	0.1%	0.4%	0.0%	-81.0%	*
SG&A, without specified items	$190,656	$180,207	$207,815	29.4%	28.9%	31.8%	5.8%	-13.3%

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

SG&A decreased to 29.2 percent of net sales revenue in fiscal 2010 from 30.2 percent in fiscal 2009.  As shown in the above table, fiscal 2010 SG&A includes net foreign exchange gains of $1.74 million, bad debt expense of $0.49 million and insurance claim gains of $0.53 million, which results in a net favorable impact to SG&A of $1.77 million.  As shown in the above table, fiscal 2009 SG&A includes net foreign exchange losses of $5.21 million, bad debt expense of $5.71 million and insurance claim gains of $2.78 million, which results in a net unfavorable impact to SG&A of $8.14 million.  Excluding the impact of these items from both years, SG&A as a percentage of net sales revenue increased 0.5 percentage points to 29.4 percent in fiscal 2010 compared to 28.9 percent in fiscal 2009.  The underlying changes from 2009 were principally due to an increase in incentive compensation expense due to year-over-year improvement in overall financial results and higher intangible asset amortization as a result of recent acquisitions.

We continue to strive to improve our operations and processes, which we believe will ultimately help drive down costs.  We believe our competitive position and the long term health of our business depends on fulfillment and transportation excellence.  Our operations with our retailers, especially large retailers, have become increasingly intertwined. The breadth and complexity of the packaging, handling and shipping services we must render continue to escalate in order for us keep our current customers and to pursue opportunities to increase market share.  Consequently, it has become increasingly more expensive to do business with many of our customers and we expect this trend to continue.  Our Mississippi distribution center operations shipped approximately 72 percent of our consolidated gross sales volume during fiscal 2010 and have grown to a level where we may experience capacity constraints during peak shipping periods, should we continue to grow our sales revenue either through organic growth or acquisitions. These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs.  Accordingly, we are cautious about the expectation of SG&A cost improvements in fiscal 2011.

SG&A decreased to 30.2 percent of net sales revenue in fiscal 2009 from 31.8 percent in fiscal 2008.  As shown in the above table, fiscal 2009 SG&A includes net foreign exchange losses of $5.21 million, bad debt expense of $5.71 million and insurance claim gains of $2.78 million, which results in a net unfavorable impact to SG&A of $8.14 million.  Fiscal 2008 SG&A includes net foreign exchange gains of $0.53 million and bad debt expense of $0.48 million, which results in a net favorable impact to SG&A of $0.04 million.  Excluding the impact of these items from both years, SG&A as a percentage of net sales revenue decreased 2.9 percentage points to 28.9 percent in fiscal 2009 compared to 31.8 percent in fiscal 2008.  The underlying improvements in 2009 were primarily the result of:

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

•                  Other impacts of a comprehensive cost reduction program which impacted a variety of other general and administrative expenses.

Operating income by segment before impairments and gain

Operating income by segment before impairments and gain for fiscal 2010, 2009 and 2008 was as follows:

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2010	2009	2008	2010	2009	2008	10/09	09/08

Personal Care	$46,515	$41,432	$42,523	10.4%	9.3%	8.7%	12.3%	-2.6%

Housewares	43,754	25,626	31,401	22.0%	14.6%	19.1%	70.7%	-18.4%
Total operating income before impairments and gain	$90,269	$67,058	$73,924	13.9%	10.8%	11.3%	34.6%	-9.3%

(1) Percentages by segment are computed as a percentage of the segments’ net sales revenue

Operating income before impairments and gain for each operating segment is computed based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.

Personal Care

The Personal Care segment’s operating income before impairments and gain increased $5.08 million, or 12.3 percent, for fiscal 2010 compared to fiscal 2009, and decreased $1.09 million, or 2.6 percent, for fiscal 2009 compared to fiscal 2008.

The increase in operating income before impairments and gain in fiscal 2010 when compared to fiscal 2009, was primarily due to a slight increase in net sales revenue and an overall decrease in cost of goods sold, partially offset by increased SG&A costs.

The decrease in operating income before impairments and gain in fiscal 2009 when compared to fiscal 2008, was primarily due to net sales revenue declines, an overall increase in cost of goods sold and foreign exchange losses, which were partially offset by SG&A cost reductions and a one-time insurance claim gain.

Housewares

The Housewares segment’s operating income before impairment and gain increased $18.13 million, or 70.7 percent, for fiscal 2010 compared to fiscal 2009.  The operating income increase in fiscal 2010 when compared to fiscal 2009 was primarily due to the combined effects of higher net sales revenue due to increased unit volume and unit selling price increases, certain unit cost of goods sold reductions and lower bad debt expense due to the impact of the Linens bankruptcy in fiscal 2009.

The Housewares segment’s operating income before impairments and gain decreased $5.78 million, or 18.4 percent, for fiscal 2009 compared to fiscal 2008.  The operating income decrease in fiscal 2009 when compared to fiscal 2008 resulted from higher cost of goods sold and the bad debt expense arising from the Linens bankruptcy, partially offset by the impact of net sales revenue increases.

Impairment charges

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

Annual Impairment Testing in the First Quarter of Fiscal 2010 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2010.  The Company believes that macroeconomic factors, specifically the decline in consumer demand and consumer confidence, did not deteriorate meaningfully during the first quarter of fiscal 2010, when compared to the fourth quarter of fiscal 2009.  Macroeconomic factors and market conditions, namely the sustained decline of the Company’s total market capitalization below the Company’s consolidated equity late in the third quarter of fiscal 2009 through the first half of the first quarter of fiscal 2010, were originally contributing factors to our determination that interim testing was necessary in the fourth quarter of fiscal 2009 and the associated impairments such testing produced.  However, the Company’s projected sales and operating income for its reporting units available at the end of the first quarter of fiscal 2010 did not vary significantly relative to previous estimates determined in the fourth quarter of fiscal 2009 and certain values used in our impairment testing methodology are based on market prices which had improved over the quarter.   Also, the Company’s common stock price recovered from the declines it experienced at the end of fiscal 2009.  These reasons, when considered together, caused us to conclude that further impairments had not occurred and extensive testing was not required for the quarter ended May 31, 2009.

Additional Impairment Testing in the Fourth Quarter of Fiscal 2009 – As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated stockholders’ equity balance at November 30, 2008.  When the Company’s total market capitalization remains below its consolidated stockholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.

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

The Company’s traditional impairment test methodology previously used primarily estimated future discounted cash flow models (“DCF Models”).  Beginning in the fourth quarter of fiscal 2009, the Company expanded its traditional impairment test methodology to give weight to other methods that provide additional observable market information, which management believes reflect the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units.  These other methods include the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”). The Subject Company Stock Price Method uses the same revenue and earnings valuation multiples embedded in the Company’s common stock price, including an appropriate control premium, as a basis for estimating the separate values of each of the Company’s reporting units.   The Guideline Public Company Method uses a composite of revenue and earnings multiples derived as of the valuation date from a group of publicly traded companies that are in similar lines of business and serving similar distribution channels as a basis for estimating the separate values, including appropriate control premiums for each of the Company’s reporting units.  The Mergers and Acquisitions Method uses the revenue and earnings multiples embedded in a group of representative business acquisition transactions, to the extent that comparable transactions are available, as a basis for estimating the separate values of each of the Company’s reporting units.   For each of the methods used, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

After determining the fair value of our reporting units using the DCF Models and the Market Models, the Company assigned weights to the valuation methods used based on management’s assessment of the extent to which the current economic environment affects each reporting unit’s value.  Management believes that each method used has relative merits and that by using multiple methods, particularly in times of economic uncertainty, a better estimate of fair value is determined.  Current accounting literature defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In applying weights to the various methods, the Company believes that its DCF Models capture management’s estimate regarding the results of its future prospects and its internal valuation for each reporting unit.  However, we also believe there was a divergence at that time between management’s expectations for its reporting units’ prospects and the market’s expectations based on observable market information.  Accordingly, management believes that the Market Models could more accurately reflect the value that a buyer would assign to the reporting units in the current economic environment.  Because fair value needs to consider the value of a company from both the buy side and the sell side of a potential transaction, the weights we assigned to the DCF Models and the Market Models attempted to balance this divergence in points of view.   We believe that the market has embedded significant discounts for risk into its valuations, and that the weightings we have assigned attempt to recognize the appropriate risk premiums the market would assign to each reporting unit.  In the future, the weightings assigned to the valuation methods may change as a result of changes in our business or market conditions.

The impairment testing for the fourth quarter of fiscal 2009 was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to the projections and discount rates upon which our annual impairment tests were prepared during the first fiscal quarter of 2009.  The Company decreased its expected revenues in response to the reduction in consumer spending during the second half of fiscal 2009 and its expectation that depressed spending levels would persist into fiscal 2010.  Our projections assumed a continued but decelerating economic contraction through the first half of fiscal 2011, an economic recovery beginning in the second half of fiscal 2011 and general economic growth returning to slightly above mean levels in fiscal years 2012 through 2014.  Additionally, the Company increased the market participant discount rates used in its analysis because management believes that the lending market and the restrained liquidity in the fiscal 2009 environment increased the cost of capital.  In determining the extent to which to change its assumptions, management considered consumer spending trends and the anticipated impact on each reporting unit as well as the market cost of capital for comparable companies for each reporting unit.  The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by the Company’s management. While we believe that these assumptions were reasonable when made, unanticipated events and circumstances may occur and cause actual results to differ materially from projected results based on these assumptions and estimates.

During its evaluation of goodwill in the fourth quarter of fiscal 2009, the Company determined that the carrying values of  the Personal Care segment’s Appliances and Accessories and Grooming, Skin Care and Hair Care Solutions reporting units exceeded their fair values; consequently, further steps needed to be taken to determine the amounts by which goodwill and other intangible assets that were impaired.  The Company then reviewed the fair values of the individual reporting unit’s indefinite-lived intangibles for potential impairment.  The review used the lower of:  (1) the carrying value; or (2) the fair value using DCF Models under the relief from royalty method for trademarks, or using DCF Models under the excess earnings method for indefinite-lived licenses.  The discount rate utilized to value our indefinite-lived assets was one percent higher than the associated reporting unit’s market participant discount rate in order to reflect the higher rate of return that would likely be required when the associated trademark or license is sold as a separate asset.  In our case, after first recognizing additional impairments of indefinite-lived intangibles, we determined that 100 percent of recorded goodwill in our appliances and accessories reporting unit was impaired.

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

After we recorded the impairments discussed above, and reviewed all other long-lived assets of each reporting unit for potential impairment, the carrying values in our Personal Care segment reporting units as of February 28, 2009 still exceeded their estimated fair values as of that date.  Management believes these differences were within an acceptable range because:

•                  Estimates of fair value are inherently imprecise and typically fall within a reasonable range of all potential estimates;

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

For fiscal 2009, no impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.  We acquired the Housewares reporting unit on June 1, 2004.  Since that time it has experienced annual growth rates ranging from 6.9 to 26.0 percent with an average annual compound revenue growth rate of 15 percent over the last five years.  This reporting unit generated operating income as a percentage of net sales revenue ranging from 14.6 to 27.9 percent from fiscal 2005 to fiscal 2009, which was significantly higher than comparable percentages in our other reporting units over the same periods.  While considering the relative strength of Housewares reporting unit’s revenue and earnings metrics, we assumed a normal range of new product introductions and line extensions in the reporting unit based on historical levels, and that benefits from operating leverage will continue to allow for compound earnings growth rates that are appreciably higher than compound revenue growth rates.   Although the Housewares reporting unit did not incur impairments based on our fourth quarter fiscal 2009 analysis, it may be subject to future goodwill impairments.  The annual average compound earnings growth rate needed to avoid having a goodwill impairment charge is approximately 11 percent.  Based on the circumstance that existed at that time, if the annual average compound earnings growth rate were to fall below 11 percent over a five year forecast period, the Housewares reporting unit would incur a goodwill impairment charge, and depending on the severity of the drop, could incur impairment charges to its indefinite-lived trademark.   Additionally, assuming all other factors were to remain constant, if the market participant discount rate were to increase by 1 percent, the Housewares reporting unit would incur a goodwill impairment charge.  For both the goodwill and indefinite-lived intangible assets in the Housewares segment, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the continued

execution of key initiatives related to revenue growth and improved profitability. However, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.  The Company continues to monitor its reporting units for any triggering events or other signs of impairment.  The Company believes that its long-term growth strategy for the Housewares segment supports its fair value conclusions.

The table below summarizes the results of the impairment test in the fourth quarter of fiscal 2009:

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

For the purposes of our impairment testing in the fourth quarter of fiscal 2009, the control premium we used for each reporting unit was determined from widely used published studies using the median premium over market capitalization that market participants paid for controlling interest targets within a comparable standard industrial classification group. Management believed the Housewares reporting unit had a higher control premium because of the fundamentals of the unit combined with relatively more attractive fundamentals for its industry as a whole when compared to the relative fundamentals of our other reporting units. We believed that the Housewares reporting unit also had a relatively higher potential for domestic and international growth through existing product categories and expansion into allied categories than our other reporting units.  Furthermore, this reporting unit had generated operating income as a percentage of net sales revenue ranging from 14.6 to 27.9 percent from fiscal 2005 to fiscal 2009, which is significantly higher than comparable percentages in our other reporting units and would support a higher control premium over that period.

For the purposes of our impairment testing in the fourth quarter of fiscal 2009, for our Personal Care segment’s reporting units, we assigned a weight of 10 percent to our DCF Models and a weight of 90 percent to our Market Models. We utilized a lower weight on the DCF Models with respect to our Personal Care segment’s reporting units because of declines in revenue and relatively flat operating income percentages in these units from fiscal 2007 to fiscal 2009.  Additionally, considering the economic environment, we believed it was likely that market participants would discount any forecasts that show revenue growth over the intermediate term, even though we believed these forecasts to be reasonable at the time made. Conversely, for our Housewares reporting unit, we assigned a weight of 50 percent to both our DCF Models and our Market Models because our Housewares reporting unit showed positive revenue growth and comparatively higher operating income percentages over the same term, which we believed made its forecast of moderate revenue growth more acceptable to market participants. In addition, when we computed values under the various approaches, there was significantly less disparity between our DCF Model and Market Model estimates in the Housewares reporting unit than the disparities that existed in the Personal Care reporting units.  Accordingly, we believed the higher weighting afforded the Housewares DCF Model estimates was relevant and appropriate in describing its relative contribution to the Company’s overall fair market value.

Management believes that a significant portion of the decline in the Company’s common stock price in the period of time surrounding February 28, 2009 is related to the deterioration in general economic conditions, a loss of consumer confidence, and instability in the financial markets, and is not reflective of the combined underlying future cash flows of the reporting units.  The analysis below shows the impact stock price fluctuations had on the Company’s estimated fair market value and compares this to the estimated fair market value of the common stock implied by the total estimated fair market value of all of the reporting units we used in our impairment analysis.

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

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated statements of income as a component of operating income (loss).  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The fair values of the assets were primarily determined using DCF Models.  The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales revenue driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

Impairments in the Third Quarter of Fiscal 2008 - In the fourth quarter of fiscal 2007, we re-introduced the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believed that any significant additional investments in these brands would not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pre-tax impairment charges totaling $4.98 million ($4.88 million after tax) representing the carrying value of these trademarks.  We continue to hold these trademarks for use.

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

Interest expense and Nonoperating income (expense):

Interest expense decreased to $10.31 million in fiscal 2010 compared to $13.69 million in fiscal 2009.  The decrease in interest expense was principally due to lower amounts of debt outstanding due to the scheduled retirement of $78.00 million of long-term debt during the year, when compared to fiscal 2009.  Interest expense decreased to $13.69 million in fiscal 2009 compared to $15.03 million in fiscal 2008.  The overall decrease was due to the retirement of $3.00 million of long-term debt during the year and the full year impact of $35.00 million of debt previously retired in the prior year.

Nonoperating income (expense) was $1.05, $2.44 and $3.75 million in fiscal 2010, 2009 and 2008, respectively.  The following schedule shows key components of nonoperating income (expense):

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2010	2009	2008	2010	2009	2008	10/09	09/08

Nonoperating income (expense):
Interest income	$566	$2,719	$3,573	0.1%	0.4%	0.5%	-79.2%	-23.9%
Realized and unrealized gain (losses) on securities	420	(201)	(189)	0.1%	0.0%	0.0%	*	6.3%
Litigation settlement gain, net	-	-	104	0.0%	0.0%	0.0%	0.0%	*
Miscellaneous other income (expense), net	60	(80)	260	0.0%	0.0%	0.0%	*	*
Total nonoperating income (expense)	$1,046	$2,438	$3,748	0.2%	0.4%	0.6%	-57.1%	-35.0%

*    Calculation is not meaningful

(1) Sales percentages are computed as a percentage of total net sales revenue.

Interest income decreased to $0.57 million in fiscal 2010 compared to $2.72 million in fiscal 2009 due to a combination of lower average levels of investable funds on hand during fiscal 2010 and comparatively lower interest rates earned during the year when compared to fiscal 2009.

Interest income decreased to $2.72 million in fiscal 2009 compared to $3.57 million in fiscal 2008 due to our liquidation of $41.18 million of ARS and reinvestment of the funds into more liquid investments with comparatively lower interest rates and an overall decrease in interest rates available in financial markets.

Income tax expense:

Our fiscal 2010, 2009 and 2008 income tax expense (benefit) was $8.29, $5.33 and ($0.24) million, respectively.  In any given year, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern. The following table shows the comparative impact of these items on our pre-tax income (loss), tax expense and effective tax rates, for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON EFFECTIVE TAX RATES

(dollars in thousands)

	Years Ended Last Day of February
	2010			2009			2008
	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective
	Income	Expense	Tax Rates	Income	Expense	Tax Rates	Income	Expense	Tax Rates

Pre-tax income (loss) and tax expense (benefit), as reported	$ 80,105	$ 8,288	10.3%	$ (51,465)	$ 5,328	*	$61,273	($236)	-0.4%

Tax benefit from HK IRD Settlement, including interest
income and reversal of penalties	-	-	-	-	-	-	-	7,950	*

Tax benefit from IRS settlement, including interest and
penalties	-	-	-	-	461	*	-	1,363	*

Net operating loss valuation allowance	-	-	-	-	-	-	-	(977)	*

Asset impairment charges	-	-	-	107,274	608	0.6%	4,983	100	2.0%

Gain on sale of land	-	-	-	-	-	-	(3,609)	(1,364)	37.8%
		-		-
Gains on litigation settlements	-	-	-	-	-	-	(104)	(2)	2.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	-	-	-	3,876	1,360	35.1%	-	-	-

Gains on casualty insurance settlements	-	-	-	(2,702)	(67)	2.5%	-	-	-
Pre-tax income and tax expense, without significant items	$ 80,105	$ 8,288	10.3%	$56,983	$7,690	13.5%	$62,543	$6,834	10.9%

*   Calculation is not meaningful

Excluding the impact of significant items, there is a trend of less of our income being taxed in higher tax rate jurisdictions, including the U.S.  Pre-tax income (loss) and tax expense without significant items are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  A reconciliation of these measures to their applicable GAAP-based measures is provided above, and an explanation of their nature and limitations, are furnished on pages 49 and 50.

Net Income:

Our net income was $71.82 million for fiscal 2010 compared to a net loss of $56.79 million for fiscal 2009.  Our diluted earnings per share was $2.32 for fiscal 2010 compared to a diluted loss per share of ($1.88).  We believe that year- over-year comparisons are facilitated by the schedule shown in the table below which removes the net unfavorable impact of certain significant items in fiscal 2009, including: the effects of intangible asset impairment charges, a charge to bad debt associated with the Linens bankruptcy, the benefits of a tax settlement and a gain on casualty insurance settlements.  Excluding these 2009 items from the comparison, our net income without significant items increased $22.52 million or 45.7 percent when compared to fiscal 2009, and diluted earnings per share increased $0.73 to $2.32, as compared to $1.59 in fiscal 2009.

Net income in fiscal 2009 decreased by $118.30 million when compared to fiscal 2008.  In addition to a decline in net sales revenue and increasing cost of goods sold, a significant amount of this decline is due to the net unfavorable impact of significant items in fiscal 2009, including: the effects of intangible asset impairment charges, a charge to bad debt associated with the Linens bankruptcy, the benefits of a tax settlement and a gain on casualty insurance settlements.  This compares to the net favorable impact of significant items in fiscal 2008, including: the benefits of various tax settlements, a gain on a litigation settlement and a gain on the sale of land, partially offset by impairment charges and a tax valuation allowance on a net operating loss in Brazil.  Excluding these items from both years, fiscal 2009 net income decreased by $6.42 million or 11.5 percent when compared to fiscal 2008, and fiscal 2009 earnings per diluted share decreased to $1.59 as compared to $1.75 in fiscal 2008.  The remaining decline in income without significant items of $0.16 per diluted share is a result of the impact of global economic, and other factors referred to previously.

The following table shows the comparative impact of significant items on our net income (loss), and basic and diluted earnings per share for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

(dollars in thousands, except per share data)

	Fiscal Years Ended			Basic Earnings (Loss) Per Share			Diluted Earnings (Loss) Per Share
	2010	2009	2008	2010	2009	2008	2010	2009 [1]	2008

Net income (loss) as reported	$71,817	$(56,793)	$61,509	$2.38	$(1.88)	$2.01	$2.32	$(1.88)	$1.93
Tax benefit of various tax settlements	-	(461)	(9,313)	-	(0.02)	(0.31)	-	(0.02)	(0.29)
Net operating loss valuation allowance	-	-	977	-	-	0.03	-	-	0.03
Asset impairment charges, net of taxes	-	106,666	4,883	-	3.54	0.16	-	3.50	0.15
Gain on sale of land, net of taxes	-	-	(2,245)	-	-	(0.07)	-	-	(0.07)
Charge to allowance for doubtful accounts due to customer bankruptcy, net of taxes	-	2,516	-	-	0.08	-	-	0.08	-
Gain on litigation settlement, net of taxes	-	-	(102)	-	-	-	-	-	-
Gain on casualty insurance settlement,				-	-	-	-	-	-
net of taxes	-	(2,635)	-	-	(0.09)	-	-	(0.09)	-
Income without significant items	$71,817	$49,293	$55,709	$2.38	$1.63	$1.82	$2.32	$1.59	$1.75

Weighted average shares of common stock used in computing
Basic and diluted earnings (loss) per share, as reported				30,217	30,173	30,531	30,921	30,173	31,798
Basic and diluted earnings per share without significant items				30,217	30,173	30,531	30,921	31,019	31,798

[1] Dilutive shares used to compute earnings per share as reported in fiscal 2009 excludes the impact of options to purchase common stock as these would be anti-dilutive due to the net loss.

The tables shown above entitled “Impact of Significant Items on Effective Tax Rates” and “Impact of Significant Items on Net Income (Loss) and Earnings (Loss) per Share” report non-GAAP pre-tax income, tax expense, income and earnings per share data which exclude specified significant items.   Non-GAAP pre-tax income, tax expense, income and earnings per share data, as discussed in the preceding tables, are non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. The Company believes that its non-GAAP pre-tax income, tax expense, income and earnings per share data provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations.  The Company believes that this non-GAAP pre-tax income, tax expense, income and earnings per share data, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on pre-tax income (loss), tax expense, net income (loss) and earnings per share.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors.  The Company further believes that the excluded significant items do not accurately reflect the underlying performance of its continuing operations for the period in which they are incurred, even though some of these excluded items may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future.  The material limitation associated with the use of non-GAAP financial measures is that non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s non-GAAP pre-tax income, tax expense, income and earnings per share data is not prepared in accordance with GAAP, is not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for fiscal years ended 2010 and 2009 are shown below:

	Fiscal Years Ended
	2010	2009

Accounts Receivable Turnover (Days) (1)	65.3	68.3
Inventory Turnover (Times) (1)	2.5	2.3
Working Capital (in thousands)	$254,060	$233,218
Current Ratio	3.4 : 1	2.4 : 1
Ending Debt to Ending Equity Ratio (2)	23.0%	41.7%
Return on Average Equity (1)	13.2%	-10.0%

(1)            Accounts receivable turnover, inventory turnover, and return on average equity computations use 12 month trailing net sales revenue, cost of goods sold or net income components as required by the particular measure.   The current and four prior quarters’ ending balances of accounts receivable, inventory, and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)          Debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines on our consolidated balance sheets: “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”  For further information regarding this financing, see Notes (6) and (8) to our consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities:

Operating activities provided $152.10 million of cash during fiscal 2010 compared with $21.93 million in fiscal 2009.  The increase in operating cash flow was principally due to the combination of higher net income in fiscal 2010 compared to fiscal 2009, after excluding the impact of non-cash impairment charges from both 2010 and 2009,  lower inventory and higher accounts payable and accrued expenses at the end of fiscal 2010 when compared to the same balances at end of fiscal 2009.

In fiscal 2010, our accounts receivable increased $6.17 million to $109.72 million while our accounts receivable turnover improved to 65.3 days from 68.3 days in fiscal 2009.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories decreased $45.76 million to $124.02 million at the end of fiscal 2010 when compared to $169.78 million at the end of fiscal 2009.  Ending fiscal 2009 inventories were much higher than normal due to weak sales in the second half of fiscal 2009.  Particularly, in the third quarter of fiscal 2009, retailers reduced their inventories to

historically low levels in anticipation of a weak and promotional holiday selling season.   It was our plan, as stated in our annual report for fiscal 2009, to reduce our inventories from 2009 levels throughout fiscal 2010 and we believe we executed well against this plan.

Working capital increased to $254.06 million at the end of fiscal 2010, compared to $233.22 million at the end of fiscal 2009.  Our current ratio increased to 3.4:1 at the end of fiscal 2010, compared to 2.4:1 at the end of fiscal 2009. The increase in our working capital and current ratio was primarily caused by positive cash provided by operating activities during fiscal 2010 and the payoff of our $75 million, 5 year Senior Notes that matured in June 2009, which were classified as a current liability at February 28, 2009, partially offset by a reduction in inventories.

Operating activities provided $21.93 million of cash during fiscal 2009 compared with $109.91 million in fiscal 2008.  The decrease in operating cash flow was due to the combination of lower net income after adding back non-cash impairment charges, higher inventory and lower accounts payable and accrued liabilities.

Investing Activities:

In fiscal 2010, investing activities used $66.43 million of cash compared with $32.38 million provided in fiscal 2009 and $47.32 million used in fiscal 2008.

Significant highlights of our fiscal 2010 investing activities:

•                  We spent $2.67 million on molds and tooling, $3.59 million on information technology infrastructure, including $2.46 million principally to purchase additional ERP software licenses.

•                  We used $60.00 million of cash to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas of the Infusium hair care products line for our Personal Care segment.

•                  We sold substantially all of our trading securities, generating $1.00 million in cash, and liquidated $0.25 million of ARS at par.

Significant highlights of our fiscal 2009 investing activities:

•                  We spent $1.51 million on molds and tooling, $1.09 million on information technology infrastructure and $2.11 million on building improvements, primarily for new office space for our Housewares segment.

•                  We spent $4.77 million to acquire the Ogilvie trademark for our Personal Care segment.

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

Financing Activities:

During fiscal 2010, financing activities used $78.13 million of cash compared to $9.48 and $40.19 million used in fiscal 2009 and fiscal 2008, respectively.

Significant highlights of our fiscal 2010 financing activities:

•                  We repaid $78 million of Senior Notes.

•                  We repurchased and retired 47,648 shares of common stock at a total purchase price of $0.42 million, for an $8.80 per share average price.

•                  Employees and directors exercised options to purchase 141,800 shares of common stock in cash transactions, providing $2.19 million of cash and related tax benefits.  Employees also purchased 28,782 shares of common stock through our employee stock purchase plan, providing $0.35 million of cash.

•                  In addition, options to purchase 2,000,000 shares of common stock were exercised during the year in non-cash transactions in which our chief executive officer tendered 1,438,109 shares of common stock having a market value of $30.15 million as payment of the exercise price and related federal tax obligations for the exercise of options.  The exercise of these options resulted in the payment of $7.17 million of related federal income and payroll taxes and resulted in $4.83 million in tax benefits.

Significant highlights of our fiscal 2009 financing activities:

•                  In July 2008, we paid a $3 million principal installment on our fixed rate senior debt.

•                  Employees and directors exercised options to purchase 47,907 shares of common stock, providing $0.52 million in cash and related tax benefits.  Employees also purchased 30,743 shares of common stock through our employee stock purchase plan, providing $0.34 million of cash.

•                  We purchased and retired a total of 574,365 shares of common stock on the open market at a total purchase price of $7.42 million.

Significant highlights of our fiscal 2008 financing activities:

•                  In June 2007, we prepaid $25 million of our 5 year floating rate Senior Notes without penalty.

•                  In January 2008, we paid a $10 million principal installment on our fixed rate senior debt.

•                  Employees exercised options to purchase 156,675 shares of common stock, providing $2.75 million of cash and related tax benefits.  Employees also purchased 27,014 shares of common stock through our employee stock purchase plan providing $0.44 million of cash.

•                  Additional options to purchase 1,000,000 shares of common stock were exercised during the fiscal quarter ended August 31, 2007 in a non-cash transaction in which our chief executive officer tendered 728,500 shares of common stock having a market value of $20.27 million as payment of the exercise price and related federal tax obligations for the exercise of options.  The exercise of these options required $4.51 million to pay related federal income tax obligations and generated approximately $1.66 million of related tax benefits.

•                  We purchased and retired a total of 366,892 shares of common stock on the open market at a total purchase price of $5.73 million.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a Revolving Line of Credit Agreement (“RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below.  For additional information regarding the terms and conditions of the RCA, see Note (6) to the accompanying consolidated financial statements of this annual report on Form 10-K.

As of February 28, 2010, we had an aggregate principal balance of $134 million of Senior Notes with varying maturities due through June 2014.  The outstanding balance of $75 million on our 5 year floating rate Senior Notes were repaid in June 2009.  A principal payment of $3 million was also made on our fixed rate, 7.24 percent Senior Note in July 2009.

All of our long term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our RCA and other debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels, and contain other customary covenants.  As of February 28, 2010, our debt agreements effectively limited our ability to incur more than $288.42 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limits our ability to repurchase shares of our common stock.  As of February 28, 2010, we were in compliance with the terms of the RCA and our other debt agreements.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of the end of fiscal 2010 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)
		2011	2012	2013	2014	2015	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$9,000	$3,000	$3,000	$3,000	$-	$-	$-
Term debt - floating rate (1)	125,000	-	50,000	-	-	75,000	-
Long-term incentive plan payouts	4,958	2,339	1,505	1,114	-	-	-
Interest on fixed rate debt	896	516	299	81	-	-	-
Interest on floating rate debt (1)	23,459	7,453	5,489	4,507	4,507	1,503	-
Open purchase orders	76,716	76,716	-	-	-	-	-
Minimum royalty payments	72,807	6,438	6,110	5,723	5,416	4,843	44,277
Advertising and promotional	80,625	8,712	6,146	6,168	5,559	5,328	48,712
Operating leases	11,795	2,023	1,721	1,416	1,348	1,267	4,020
Capital spending commitments	2,465	2,465	-	-	-	-	-
Total contractual obligations (2)	$407,721	$109,662	$74,270	$22,009	$16,830	$87,941	$97,009

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

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2010, we have recorded a provision for our uncertain tax positions of $2.56 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

At February 28, 2010, we held $20.53 million of our investments in ARS collateralized by student loans.  At this time, there is very limited demand for these securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these ARS at their recorded values in the short to intermediate term.  If we are unable to sell the ARS on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our Revolving Line of Credit Agreement in order to meet those needs.  For more information, see Item 1A., “Risk Factors.”

As further discussed elsewhere in this report and in Note (20) to the accompanying consolidated financial statements, on March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69 million (subject to certain potential post acquisition-adjustments), which we paid with cash on hand.

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources, including our RCA, will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

The Company may elect to repurchase additional shares of common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Income Taxes - Effective March 1, 2007, we adopted  certain provisions of ASC Topic 740, “Income Taxes” (previously reported as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”), which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns.  See Note (9) - “Income Taxes” included in the accompanying consolidated financial statements for further discussion.

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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the topic. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any.  The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity.  A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

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

Goodwill and Indefinite-Lived Intangibles – As a result of acquisitions, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and licenses).  Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third party appraisers.

We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The steps entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The Company’s impairment test methodology uses DCF Models combined with other methods that provide additional observable market information which management believes best reflects the current risk level being incorporated into market prices.  The additional methods help to corroborate the fair values of each of the Company’s reporting units.  These other methods include the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”).  DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets.  In determining the assumptions to be used, the Company considers, among other things, the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common stock and that of comparable companies and general economic and industry trends.  The Subject Company Stock Price Method uses the same revenue and earnings valuation multiples embedded in the Company’s common stock price,

including an appropriate control premium, as a basis for estimating the separate values of each of the Company’s reporting units.   The Guideline Public Company Method uses a composite of revenue and earnings multiples derived as of the valuation date from a group of publicly traded companies that are in similar lines of business and serving similar distribution channels as a basis for estimating the separate values, including appropriate control premiums for each of the Company’s reporting units.  The Mergers and Acquisitions Method uses the revenue and earnings multiples embedded in a group of representative business acquisition transactions, to the extent that comparable transactions are available, as a basis for estimating the separate values of each of the Company’s reporting units.  For each of the methods used, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

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

If we determine that the carrying value of a reporting unit exceeds its fair value indicating that goodwill, if any is impaired, we will also review the fair values of the reporting unit’s indefinite-lived intangibles for potential impairment.  The review uses the lower of:  (1) the carrying value; or (2) the fair value using DCF Models under the relief from royalty method for trademarks, or using DCF Models under the excess earnings method for indefinite-lived licenses.  The discount rate utilized to value our indefinite-lived assets is higher than the associated reporting unit’s market participant discount rate in order to reflect the higher rate of return that would likely be required when the associated trademark or license is sold as a separate asset.

The Company continues to monitor its reporting units for any triggering events or other signs of impairment.  Events and changes in circumstances that may indicate that there is impairment include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels. For both the goodwill and indefinite-lived intangible assets in its reporting units, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the continued execution of key initiatives related to revenue growth and improved profitability.  The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by the Company’s management. While we believe that the assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Carrying value of other long-lived assets - We consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of the asset exceeds its fair market value. If analysis indicates that the asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the asset’s carrying value over its fair value. The steps entail significant amounts of judgment and subjectivity.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar.  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2010, 2009 and 2008, 14.8, 16.9 and 16.8 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.  We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future net income.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar, and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes

Interest Rate Risk:

Interest on our long-term debt outstanding as of February 28, 2010 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note (8) to the accompanying consolidated financial statements, and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

Our levels of debt, certain additional draws against our RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage our floating rate debt using interest rate swaps.  As of February 28, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.25 percent as of February 28, 2010 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2010 and 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

February 28. 2010

					Accrued
					Expenses
				Derivative	and Other	Derivative
			Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Term	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	10/2010- 2/2011	£5,000	$651	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	10/2010 - 12/2010	$6,000	144	-	-
Subtotal				795	-	-

Interest rate swaps	Cash flow	6/2011- 6/2014	$125,000	-	4,951	7,070
Total fair value				$795	$4,951	$7,070

February 28. 2009

					Accrued
					Expenses
				Derivative	and Other	Derivative
			Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Term	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Ordinary	5/2009 - 8/2009	£4,000	$2,117	$-	$-
Foreign currency contracts - sell Dollars	Ordinary	5/2009 - 8/2009	$7,011	(1,298)	-	-
Subtotal				819	-	-

Interest rate swaps	Cash flow	6/2009 - 6/2014	$200,000	-	4,853	9,017
Total fair value				$819	$4,853	$9,017

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

Rate Sensitive Financial Instruments:

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our Fixed Rate Long-Term Debt, ARS and Foreign Currency Exchange Contracts, and a 50 basis point decrease in the rates underlying our Interest Rate Swaps as of February 28, 2010 and 2009.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)
	February 28, 2010
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$9,000	($9,000)	($9,600)	($37)
Interest Rate Swaps (2)	$125,000	($12,022)	($12,022)	($1,787)
Auction Rate Securities (3)	$22,400	$20,534	$20,534	($235)
Foreign Currency Exchange Contracts - Pounds (4)	£5,000	$651	$651	($761)
Foreign Currency Exchange Contracts - Canadian Dollars (4)	$6,000	$144	$144	($570)

	February 28, 2009
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$12,000	($12,000)	($12,441)	($122)
Interest Rate Swaps (2)	$200,000	($13,870)	($13,870)	($2,777)
Auction Rate Securities (3)	$22,650	$19,973	$19,973	($277)
Foreign Currency Exchange Contracts (5)

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

(4)  At February 28, 2010, appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

(5)  Our Foreign Currency Exchange Contracts at February 28, 2009 included contracts to sell British Pounds in exchange for U.S. Dollars offset by other later executed contracts to sell U.S. Dollars in exchange for British Pounds.  The newer contracts have the effect of eliminating the foreign currency hedge created by the original contracts.  Any move in currency rates that would be adverse to one set of contracts will be effectively cancelled by its corresponding favorable impact on the other set of contracts.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest-bearing and non interest-bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days. The following table summarizes our cash, cash equivalents and long-term investments at the end of fiscal 2010 and 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)
	February 28, 2010		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non interest-bearing accounts - unrestricted	$6,234	0.00 to 2.00%	$18,575	0.00 to 3.00%
Cash, interest and non interest-bearing accounts - restricted	1,053	0.00 to 2.50%	1,426	0.00 to 7.00%
Commercial paper	88,822	0.03 to 0.18%	-	-
Money market funds	14,099	0.01 to 3.98%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$110,208		$102,675

Long-term investments - auction rate securities	$20,534	1.73 to 8.44%	$19,973	1.95 to 8.67%

Our cash balances at end of fiscal 2010 and 2009 include restricted cash of $1.05 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash held in interest and non interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market.  Due to continued Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash at an official exchange rate, and currently intends to use these balances to remain in-country and fund operations until such time as our applications are approved.  We do not otherwise rely on these restricted funds as a source of liquidity.

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. We believe that our products are classified as non-essential goods and thus payments made for such goods are exchanged at the 4.30 rate.  In the fourth quarter of fiscal 2010, we remeasured the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which currently is 4.30. The $1.26 million impact of the devaluation was included in SG&A in fiscal 2010.  The Venezuelan government continues to impose currency exchange controls. We could be negatively affected if we are unable to obtain U.S. Dollars at either of the official rates, in which case we may have to obtain U.S. Dollars through transactions on the parallel market, where the exchange rate is even less favorable than the non-essential goods rate. In fiscal 2010, our Venezuelan operations contributed 1.23 percent of consolidated net sales revenue.  As a result, we currently do not expect the impact of future devaluations to be material to our overall operations.

Most of our cash equivalents and investments are in money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 19 to 36 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

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

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2010.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 64.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Helen of Troy Limited and Subsidiaries

We have audited Helen of Troy Limited and Subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Helen of Troy Limited and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 28, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2010, and financial statement schedule for the three years in the period ended February 28, 2010, and our report dated May 13, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2010. Our audits of the basic financial statements included the financial statement schedule titled Schedule II - Valuation and Qualifying Accounts listed in the index appearing under Item 8 as it relates to the three years in the period ended February 28, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 28, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Helen of Troy Limited and Subsidiaries’ internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 13, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 13, 2010

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets (in thousands, except shares and par value)
	Last Day of February,
	2010	2009

Assets
Asset, current:
Cash and cash equivalents	$110,208	$102,675
Trading securities, at market value	-	570
Derivative assets, current	795	819
Receivables - principally trade, less allowances of $3,346 and $3,756	109,722	103,548
Inventory, net	124,021	169,780
Prepaid expenses	2,485	2,819
Income taxes receivable	597	4,051
Deferred tax assets, net	11,526	13,010
Total assets, current	359,354	397,272

Property and equipment, net of accumulated depreciation of $58,464 and $51,607	82,113	83,946
Goodwill	185,937	166,131
Other intangible assets, net of accumulated amortization of $33,449 and $27,321	177,124	143,660
Deferred tax assets, net	-	1,618
Other assets, net of accumulated amortization of $3,825 and $3,447	30,205	29,499
Total assets	$834,733	$822,126

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable, principally trade	$35,005	$33,957
Accrued expenses and other current liabilities	67,289	52,097
Long-term debt, current maturities	3,000	78,000
Total liabilities, current	105,294	164,054

Deferred compensation liability	3,833	3,459
Deferred tax liabilities, net	1,202	-
Long-term debt, excluding current maturities	131,000	134,000
Liability for uncertain tax positions	2,562	2,903
Derivative liabilities, noncurrent	7,070	9,017
Total liabilities	250,961	313,433

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 30,571,813 and 29,878,988 shares issued and outstanding	3,057	2,988
Additional paid in capital	120,761	105,627
Accumulated other comprehensive loss	(8,574)	(10,294)
Retained earnings	468,528	410,372
Total stockholders’ equity	583,772	508,693
Total liabilities and stockholders’ equity	$834,733	$822,126

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Years Ended The Last Day of February,
	2010	2009	2008

Sales revenue, net	$647,626	$622,745	$652,548
Cost of goods sold	368,470	367,343	370,853
Gross profit	279,156	255,402	281,695

Selling, general and administrative expense	188,887	188,344	207,771
Operating income before impairments and gain	90,269	67,058	73,924

Asset impairment charges	900	107,274	4,983
Gain on sale of land	-	-	(3,609)
Operating income (loss)	89,369	(40,216)	72,550

Nonoperating income (expense), net	1,046	2,438	3,748
Interest expense	(10,310)	(13,687)	(15,025)
Income (loss) before income taxes	80,105	(51,465)	61,273

Income tax expense (benefit)	8,288	5,328	(236)

Net income (loss)	$71,817	$(56,793)	$61,509

Earnings (loss) per share:
Basic	$2.38	$(1.88)	$2.01
Diluted	$2.32	$(1.88)	$1.93

Weighted average shares of common stock used in
computing net earnings (loss) per share:
Basic	30,217	30,173	30,531
Diluted	30,921	30,173	31,798

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid In	Comprehensive	Retained	Stockholders’
	Shares	Dollars	Capital	Loss	Earnings	Equity

Balances February 28, 2007	30,286	$3,029	$94,951	$(1,566)	$431,003	$527,417

Cumulative-effect adjustments, net of tax
Adoption of FIN 48	-	-	(6,144)	-	(5,911)	(12,055)

Components of comprehensive income:
Net income	-	-	-	-	61,509	61,509
Unrealized losses on cash flow hedges - interest rate swaps, net of tax	-	-	-	(7,225)	-	(7,225)
Unrealized gains on cash flow hedges - foreign currency, net of tax	-	-	-	440	-	440
Total comprehensive income, net of tax						54,724

Share-based compensation, net of tax benefits of $192	-	-	970	-	-	970
Effect of favorable tax settlements on prior years share-based compensation charges to paid-in-capital	-	-	2,321	-	-	2,321
Exercise of stock options, including tax benefits of $2,288	1,157	116	20,449	-	-	20,565
Issuance of common stock in connection with employee stock purchase plan	27	3	432	-	-	435
Common stock repurchased and retired	(1,095)	(110)	(12,651)	-	(13,240)	(26,001)
Balances February 29, 2008	30,375	3,038	100,328	(8,351)	473,361	568,376

Cumulative-effect adjustments, net of tax
Adoption of EITF 06-10	-	-	-	-	(656)	(656)

Components of comprehensive loss:
Net loss	-	-	-	-	(56,793)	(56,793)
Unrealized losses on cash flow hedges - interest rate swaps, net of tax	-	-	-	(938)	-	(938)
Unrealized gains on cash flow hedges - foreign currency, net of tax	-	-	-	762	-	762
Unrealized losses - auction rate securities, net of tax	-	-	-	(1,767)	-	(1,767)
Total comprehensive loss, net of tax						(58,736)

Share-based compensation, net of tax benefits of $88	-	-	1,400	-	-	1,400
Effect of favorable tax settlements on prior years share-based compensation charges to paid-in-capital	-	-	4,634	-	-	4,634
Exercise of stock options, including tax benefits of $142	48	5	743	-	-	748
Issuance of common stock in connection with employee stock purchase plan	31	3	340	-	-	343
Common stock repurchased and retired	(575)	(58)	(1,818)	-	(5,540)	(7,416)
Balances February 28, 2009	29,879	2,988	105,627	(10,294)	410,372	508,693

Components of comprehensive income:
Net income	-	-	-	-	71,817	71,817
Unrealized gains on cash flow hedges - interest rate swaps, net of tax	-	-	-	1,220	-	1,220
Unrealized losses on cash flow hedges - foreign currency, net of tax	-	-	-	(35)	-	(35)
Unrealized gains - auction rate securities, net of tax	-	-	-	535	-	535
Total comprehensive income, net of tax						73,537

Adjustments to paid in capital for changes uncertain tax positions	-	-	(258)	-	-	(258)
Share-based compensation, net of tax benefits of $87	-	-	1,657	-	-	1,657
Exercise of stock options, including tax benefits of $5,024	2,142	214	30,153	-	-	30,367
Issuance of restricted stock	8	1	(1)	-	-	-
Issuance of common stock in connection with employee stock purchase plan	29	3	344	-	-	347
Common stock repurchased and retired	(1,486)	(149)	(16,761)	-	(13,661)	(30,571)
Balances February 28, 2010	30,572	$3,057	$120,761	$(8,574)	$468,528	$583,772

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended The Last Day of February,
	2010	2009	2008

Net cash provided by operating activities:
Net income (loss)	$71,817	$(56,793)	$61,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,261	14,185	14,298
Provision for doubtful receivables	448	5,643	1,411
Share-based compensation	1,744	1,488	1,162
Goodwill and intangible asset impairment charges	900	107,274	4,983
(Gains) loss on the sale of property and equipment	115	(56)	(3,573)
Realized and unrealized (gain) loss on investments	(417)	252	189
Write off of deferred finance costs due to early extinguishment of debt	-	-	282
Deferred income taxes and tax credits	3,316	2,379	1,377
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(6,622)	(3,417)	16,500
Inventories	45,653	(24,265)	7,039
Prepaid expenses	334	3,471	903
Other assets	(476)	(706)	(408)
Accounts payable	1,121	(8,806)	4,968
Accrued expenses and other current liabilities	15,775	(13,893)	2,684
Accrued income taxes	3,130	(4,829)	(3,418)
Net cash provided by operating activities	152,099	21,927	109,906

Net cash provided by (used in) investing activities:
Capital, license, trademark, and other intangible expenditures	(7,715)	(5,859)	(7,709)
Proceeds from the sale of property and equipment	45	2,613	5,702
Payments to acquire investments	(9)	(786)	(178,275)
Proceeds from sale of investments	1,246	41,175	170,200
Payments to acquire businesses	(60,000)	(4,765)	(36,500)
Other investing activities	-	-	(738)
Net cash provided by (used in) investing activities	(66,433)	32,378	(47,320)

Net cash used in financing activities:
Repayments of long-term debt	(78,000)	(3,000)	(35,000)
Payments of financing costs	-	(157)	-
Proceeds from exercise of stock options and employee stock purchases, net	7,365	859	4,854
Payment of tax obligations resulting from cashless option exercise	(7,166)	-	(4,505)
Payments for repurchases of common stock	(419)	(7,271)	(5,731)
Share-based compensation tax benefit	87	88	192
Net cash used in financing activities	(78,133)	(9,481)	(40,190)

Net increase in cash and cash equivalents	7,533	44,824	22,396
Cash and cash equivalents, beginning balance	102,675	57,851	35,455
Cash and cash equivalents, ending balance	$110,208	$102,675	$57,851

Supplemental cash flow information:
Interest paid	$10,781	$13,057	$14,969
Income taxes paid, net of refunds	$(2,913)	$7,642	$24,692
Value of common stock received as exercise price of options	$23,261	$146	$15,938

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       General

When used in these notes, the terms “Helen of Troy,” “the Company,” “we”, “our” or “us” means Helen of Troy Limited, a Bermuda company, and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products.  We have two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair care and styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products. Our Housewares segment reports our operations under the OXO® (“OXO”) family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products, baby and toddler care products.   Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.  We purchase our products from unaffiliated manufacturers, most of which are located in the People’s Republic of China and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP as referred to herein, refers to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“the FASB”) in June 2009 and made the single official source of U.S. GAAP (other than guidance issued by the Securities and Exchange Commission). The ASC supersedes existing FASB, American Institute of Certified Public Accountants and Emerging Issues Task Force (“EITF”) guidance and related literature.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

For both fiscal 2009 and fiscal 2008, we have reclassified certain amounts, and in some cases provided additional information in our consolidated financial statements and accompanying footnotes to conform to the current year’s presentation.  These reclassifications have no impact on previously reported net income (loss).

(b)       Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

(c)       Cash and cash equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

We consider commercial paper and money market investment accounts to be cash equivalents.  Cash equivalents comprised $102.92 and $82.67 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at February 28, 2010 and 2009, respectively.  Note (11) contains additional information regarding our cash and cash equivalents.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(d)       Trading securities

Trading securities consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of each balance sheet date.  We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date.  Trading securities are currently included in the “Current assets” section of our consolidated balance sheets. All unrealized gains and losses attributable to such securities are included in “Nonoperating income (expense)” on the consolidated statements of income.

The sum of unrealized and realized net gains (losses) attributable to trading securities totaled $0.42, ($0.20) and ($0.19) million in fiscal 2010, 2009 and 2008, respectively.

(e)       Receivables

Our receivables are comprised principally of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns.

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts. Our policy is to charge off receivables when we have determined they will no longer be collectible. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous charge offs are netted against bad debt expense in the period recovered.   At February 28, 2010 and 2009, the allowance for doubtful receivables was $1.39 and $1.92 million, respectively.  The Company has significant concentrations of credit risk with two major customers.  In addition, as of February 28, 2010 and 2009, approximately 53 and 47 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally on the basis of historical experience and specific allowances for known pending returns.  At February 28, 2010 and 2009, the allowance for back-to-stock returns was $1.96 and $1.84 million, respectively.

(f)         Inventory, net and cost of goods sold

Our inventory consists almost entirely of finished goods. We account for inventory using a first-in, first-out system in which we record inventory on our balance sheet at the lower of our average cost or net realizable value. A product’s average cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to the procurement of inventory.

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $9.68, $15.22 and $12.49 million of such general and administrative expenses to inventory during fiscal years 2010, 2009 and 2008, respectively. We estimate that $4.01 and $6.35 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2010 and 2009, respectively.

The “Cost of goods sold” line item on the consolidated statements of income is comprised of the book value (lower of average cost or net realizable value) of inventory sold to customers during the reporting period.  When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

For fiscal 2010, 2009 and 2008, cost of goods sold manufactured by vendors in the Far East comprised approximately 85, 88 and 88 percent, respectively, of total consolidated cost of goods sold.  Our mix between Far East and domestic manufacturing changed in fiscal 2010 as Grooming, Skin Care and Hair Care solutions became a larger part of our business.  We have sourcing relationships with well over 200 third-party manufacturers.  During fiscal 2010, the top two manufacturers fulfilled approximately 28 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 42 percent of our product requirements.

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

(h)       License agreements, trademarks, patents and other intangible assets

A significant portion of our consolidated sales are made subject to license agreements with the licensors of the Vidal Sassoon®, Revlon®, Sunbeam®, Health o meter®, Bed Head®, Toni&Guy®, Dr. Scholl’s®, Vitapointe® and Veet® trademarks. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the line entitled “Selling, general, and administrative expense” (“SG&A”). We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales revenue subject to trademark license agreements comprised 36, 42 and 48 percent of total consolidated net sales revenue for fiscal years 2010, 2009 and 2008, respectively.

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

Other intangible assets include customer lists, distribution rights, patent rights and non-compete agreements that we acquired from other entities.  These are recorded on our consolidated balance sheets based upon the appraised cost of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal or the term of any controlling agreements. See Notes (4) and (5) to these consolidated financial statements for additional information on our intangible assets.

(i)           Goodwill, intangible and other long-lived assets and impairments

We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. These steps entail significant amounts of judgment and subjectivity.  Events and changes in circumstances that may indicate there is impairment include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels.

As further discussed in Note (4) to these consolidated financial statements, we have recorded non-cash impairment charges totaling $0.90 million ($0.89 million after tax), $107.27 million ($106.67 million after tax) and $4.98 million ($4.88 million after tax), for the fiscal years 2010, 2009 and 2008, respectively, in order to reflect the carrying value of goodwill and certain trademarks in our Personal Care segment at current estimates of their fair value.  With respect to all trademarks for which such impairments were recorded, we currently expect to continue to hold these trademarks for future use.

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists, distribution rights, patents, patent licenses and non-compete agreements.  All of our goodwill is held in jurisdictions that do not allow deductions for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from 5 to 40 years. We recorded intangible asset amortization totaling $6.13, $3.31 and $3.27 million during fiscal 2010, 2009 and 2008, respectively. See Notes (4) and (5) to these consolidated financial statements for more information about our intangible assets.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(k)       Auction rate securities

Prior to fiscal 2009, we made investments of excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we normally seek to dispose of within 35 or fewer days (“auction rate securities” or “ARS”).  Since fiscal 2009, these ARS were subject to failed auctions that affected our ability to access the funds in the near term.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and to be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  At February 28, 2010 these securities had underlying remaining maturities from 19 to 36 years and approximately 97 percent of the aggregate collateral (student loans) guaranteed by the U.S. government under the Federal Family Education Loan Program.

At February 28, 2010 and 2009, we held $20.53 and $19.97 million of ARS, respectively classified as non-current assets held for sale under the heading “Other assets, net of accumulated amortization” on our consolidated balance sheets.  We classify these assets as long-term because while we intend to continue to reduce our remaining holdings as soon as practicable, we believe it unlikely that we can liquidate all of our holdings within twelve months.

At fiscal year-end 2010 and 2009, we had cumulative pre-tax unrealized losses on our ARS of $1.87 and $2.68 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets, net of related tax effects of $0.64 and $0.91 million, respectively. The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  For the fiscal years ended February 28, 2010 and 2009, we liquidated $0.25 and $41.18 million, respectively, of these securities at par.

Notes (10) and (11) contain additional information regarding our cash, cash equivalents, trading securities and long-term investments.

(l)           Fair value classifications

We classify our various assets and liabilities recorded or reported at fair value under a hierarchy prescribed by GAAP that prioritizes inputs to fair value measurement techniques into three broad levels:

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

Assets and liabilities subject to classification are classified upon acquisition.  When circumstances dictate the transfer of an asset or liability to a different level, our policy is to recognize the transfer at the beginning of the reporting period in which the event resulting in the transfer occurred.

(m)   Deferred financing costs

The Company has incurred debt issuance costs in connection with its short- and long-term debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related debt, which approximates the effective interest method of amortization.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(n)       Warranties

Our products are under warranty against defects in material and workmanship for a maximum of two years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past three fiscal years:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Last Day of February,
	2010	2009

Beginning balance	$6,940	$7,635
Additions to the accrual	11,241	16,685
Reductions of the accrual - payments and credits issued	(12,939)	(17,380)
Ending balance	$5,242	$6,940

Certain entities whose financial statements are a part of these consolidated financial statements have guaranteed obligations of other entities within the consolidated group.  Additional information regarding these guarantees, our product warranty liabilities and various indemnity arrangements to which we are a party are provided in Notes (6), (7), (8) and (12) to these consolidated financial statements.

(o)       Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (8) to these consolidated financial statements for our assessment of the fair value of our guaranteed Senior Notes and other long-term debt.

We use interest rate swaps (the “swaps”) to protect our funding costs against rising interest rates.  The interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates.  Under our swaps, we agree with another party to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that match the amount of our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. Dollars at specified rates.

Our foreign exchange contracts and interest rate swaps are considered highly effective.  See Notes (10) and (11) to these consolidated financial statements for more information on our hedging activities.

(p)       Income taxes and uncertain tax positions

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

We recognize the benefit of a tax position if that position will more likely than not be sustained in an audit, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement.  Liabilities created for unrecognized tax benefits are presented as a separate liability and not combined with deferred tax liabilities or assets, and consistent with past practice, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.  Note (9) to these consolidated financial statements contains additional information regarding our income taxes.

(q)       Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned. Sales and shipping terms vary among our customers, and as such, revenue is recognized when risk and title to the product transfer to the customer. Net sales revenue is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements and off-invoice markdowns. Such deductions are recorded and/or amortized during the period the related revenue is recognized. Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from net sales revenue reported in the consolidated financial statements.

(r)         Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees and similar other arrangements.  In instances where the customer provides us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statements of income in SG&A.

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales revenue.  Markdown allowances, slotting fees, trade discounts, cash discounts and volume rebates are all recorded as reductions of net sales revenue. Customer incentives included in SG&A were $10.40, $11.81 and $12.16 million for the fiscal years 2010, 2009 and 2008, respectively.

(s)        Advertising

Advertising costs, including cooperative advertising discussed in (r) above, are expensed in the fiscal year in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $20.77, $24.45 and $31.34 million during fiscal years 2010, 2009 and 2008, respectively.

(t)          Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third party logistics costs and outbound transportation costs.  Our expenses for shipping and handling totaled $44.87, $49.68 and $51.94 million during fiscal years 2010, 2009 and 2008, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(u)       Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is our functional currency.  All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of $1.73, ($5.21) and $0.53 million in SG&A and $0.05, $0.62 and $0.22 million in income tax expense during fiscal years 2010, 2009 and 2008, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates.  We account for these transactions as hedges, which requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of the hedges.  In our case, we record these transactions either as part of SG&A in our consolidated statements of income, or on the line entitled “Unrealized gain (loss) on cash flow hedges – foreign currency, net of tax” in our consolidated statements of stockholders’ equity, as appropriate.  All our current contracts are cash flow hedges and are adjusted to their fair market values at the end of each fiscal quarter.  We evaluate all hedging transactions each quarter to determine that they are effective. Any ineffectiveness is recorded as part of SG&A in our consolidated statements of income.  See Note (11) to these consolidated financial statements for a further discussion of our hedging activities.

(v)       Share-based compensation plans

All share-based payments are recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.  We estimate forfeitures for options awards at the dates of grant based on historical experience and revise as necessary if actual forfeitures significantly differ from these estimates.  Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.

See Note (14) to these consolidated financial statements for more information on our share-based compensation plans.

(w)   Interest income

Interest income is included in “Nonoperating income (expense)” on the consolidated statements of income.  Interest income totaled $0.57, $2.72 and $3.57  million in fiscal years 2010, 2009 and 2008, respectively.  Interest income is normally earned on cash invested in short-term accounts, cash equivalents, temporary and long-term investments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(x)       Earnings (loss) per share

We compute basic earnings (loss) per share based upon the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings (loss) per share based upon the weighted average number of shares of common stock plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of outstanding options for common stock that were “in-the-money,” meaning that the exercise price of the options was less than the average market price of our common stock during the fiscal year.  “Out-of-the-money” options are outstanding options to purchase common stock that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common stock during the fiscal year.  Options for common stock are excluded from the computation of diluted earnings (loss) per share if their effect is antidilutive.

For fiscal years 2010, 2009 and 2008, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Years Ended The Last Day of February,
	2010	2009	2008

Weighted average shares outstanding, basic	30,217	30,173	30,531
Incremental shares of common stock attributable to share-based payment arrangements (1)	704	-	1,267
Weighted average shares outstanding, diluted	30,921	30,173	31,798

Dilutive securities, as a result of in-the-money options	1,978	2,587	3,914
Antidilutive securities, as a result of out-of-the-money options	921	2,249	1,922

(1)       Fiscal 2009 earnings per share computations excludes conversion of in-the-money stock options as the effect of the 846,000 shares would be antidilutive.

(y)       New accounting pronouncements

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

NOTE 2 – SIGNIFICANT CHARGE AGAINST ALLOWANCE FOR DOUBTFUL ACCOUNTS

On May 2, 2008, Linens ‘n Things retail chain (“Linens”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million.  For the fiscal quarter ended May 31, 2008, a bad debt provision charge of $3.88 million was made to SG&A and we established a specific allowance of the same amount to account for the portion of the receivable we estimated to be uncollectible.  For the fiscal quarter ended August 31, 2008, we charged the remaining $0.29 million unreserved balance of Linens’ pre-petition accounts receivables to our bad debt provision and wrote off the resulting 100 percent reserved balance as uncollectable.  During the fiscal quarter ended November 30, 2008, Linens announced plans to liquidate by December 31, 2008.  There were no further sales to Linens and we have fully collected all post-petition receivables as of the quarter ended November 30, 2008.  Linens was a significant customer of the Company with net sales revenue for fiscal 2009 of $0.55 million and $7.24 million for the Personal Care and Housewares segments, respectively, compared to net sales revenue of $1.30 million and $17.30 million in the same segments, respectively, for fiscal 2008.

NOTE 3 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	Last Day of February,
	(Years)	2010	2009

Land	-	$9,073	$9,073
Buildings and improvements	10 - 40	65,117	65,028
Computer and other equipment	3 - 10	46,088	43,144
Tools, Dies and Molds	1 - 3	9,573	8,880
Transportation equipment	3 - 5	240	340
Furniture and fixtures	5 - 15	8,532	8,385
Construction in progress	-	1,954	703
Property and equipment, gross		140,577	135,553
Less accumulated depreciation		(58,464)	(51,607)
Property and equipment, net		$82,113	$83,946

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

We recorded $8.80, $10.29 and $10.40 million of depreciation expense for fiscal 2010, 2009 and 2008, respectively.  Capital expenditures for property and equipment totaled $7.20, $5.17 and $7.30 million in fiscal 2010, 2009 and 2008, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $2.31, $2.25 and $2.68 million for fiscal 2010, 2009 and 2008, respectively.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We perform an annual impairment review of goodwill and other intangible assets during the first quarter of each fiscal year. We also perform interim testing, if necessary, as required by GAAP.  Any asset deemed to be impaired is written down to its fair value.

The Company’s traditional impairment test methodology previously used primarily estimated future discounted cash flow Models (“DCF Models”).  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, the Company considers the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common stock and that of comparable companies and general economic and industry trends, among other considerations.  Beginning in

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

the fourth quarter of fiscal 2009, the Company expanded its traditional impairment test methodology to give weight to other methods that provide additional observable market information and which management believes reflect the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units. The additional methods include the Subject Company Stock Price Method, the Guideline Public Company Method, and the Mergers and Acquisitions Method (together, the “Market Models”). The Subject Company Stock Price Method uses the same revenue and earnings valuation multiples embedded in the Company’s common stock price, including an appropriate control premium, as a basis for estimating the separate values of each of the Company’s reporting units.   The Guideline Public Company Method uses a composite of revenue and earnings multiples derived as of the valuation date from a group of publicly traded companies that are in similar lines of business and serving similar distribution channels as a basis for estimating the separate values, including appropriate control premiums for each of the Company’s reporting units.  The Mergers and Acquisitions Method uses the revenue and earnings multiples embedded in a group of representative business acquisition transactions, to the extent that comparable transactions are available, as a basis for estimating the separate values of each of the Company’s reporting units.  For each of the methods used, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

Impairments in the Second Quarter of Fiscal 2010 - During the fiscal quarter ended August 31, 2009, a significant customer decided to discontinue carrying our Skin Milk® brand of skin care products.   Sales to this customer accounted for a substantial portion of the total net sales revenue of this brand, and accordingly, non-cash impairment charges were recorded to write off the remaining $0.90 million ($0.89 million after tax) in carrying value of the associated trademark.

Annual Impairment Testing in the First Quarter of Fiscal 2010 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2010.  The Company believes that macroeconomic factors, specifically the decline in consumer demand and consumer confidence, did not deteriorate meaningfully during the first quarter of fiscal 2010, when compared to the fourth quarter of fiscal 2009.  Macroeconomic factors and market conditions, namely the sustained decline of the Company’s total market capitalization below the Company’s consolidated equity late in the third quarter of fiscal 2009 through the first half of the first quarter of fiscal 2010, were originally contributing factors to our determination that interim testing was necessary in the fourth quarter of fiscal 2009.  However, the Company’s latest projected sales and operating income for its reporting units available at the end of the first quarter of fiscal 2010 did not vary significantly relative to previous estimates determined in the fourth quarter of fiscal 2009 and certain values used in our impairment testing methodology were based on market prices which had improved over the quarter.  Also, the Company’s common share price recovered from the declines it experienced at the end of fiscal 2009.  These reasons, when considered together, caused us to conclude that further impairments had not occurred and extensive testing was not required for the quarter ended May 31, 2009.

Additional Impairment Testing in the Fourth Quarter of Fiscal 2009 - As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated stockholders’ equity balance at November 30, 2008.  If the Company’s total market capitalization remains below its consolidated stockholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

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

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated statement of income as a component of operating income (loss).  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The fair values of the assets were primarily determined using DCF Models.   The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales revenue driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

Impairments in the Third Quarter of Fiscal 2008 - In the fourth quarter of fiscal 2007, we re-introduced the newly formulated Epil-Stop® product line.  During the second and third quarters of fiscal 2008, our Epil-Stop® brand of hair depilatory products lost placement in certain mass discount and drug channels due to low consumer response.  We experienced a high rate of customer sales returns for the product line.  In response to these circumstances, in the third quarter of fiscal 2008, we conducted a strategic review of the Epil-Stop® trademark. We also evaluated the future potential of our TimeBlock® brand in light of our recent experience with Epil-Stop®.  From these reviews, we concluded that the future undiscounted cash flows associated with these trademarks were insufficient to recover their carrying values.  We also believed that any significant additional investments in these brands would not generate potential returns in line with the Company’s investment expectations.  Accordingly, we recorded pre-tax impairment charges totaling $4.98 million ($4.88 million after tax) representing the carrying value of these trademarks.  We continue to hold these trademarks for use.

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

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

The following tables summarize by operating segment the changes in our goodwill and intangible assets for fiscal years 2010 and 2009:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	Weighted	February 28, 2009		Year Ended February 28, 2010			February 28, 2010
	Average	Gross	Cumulative
	Life	Carrying	Goodwill			Acquisition	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amortization	Value

Personal Care:
Goodwill		$46,490	$(46,490)	$19,700	$-	$106	$-	$19,806
Trademarks - indefinite		35,575	-	18,700	(900)	(321)	-	53,054
Trademarks - finite	18.6	338	-	-	-	-	(245)	93
Licenses - indefinite		10,300	-	-	-	-	-	10,300
Licenses - finite	9.7	24,196	-	-	-	-	(19,495)	4,701
Other Intangibles - finite	7.4	4,689	-	21,600	-	(3)	(4,049)	22,237
Total Personal Care		121,588	(46,490)	60,000	(900)	(218)	(23,789)	110,191

Housewares:
Goodwill		166,131	-	-	-	-	-	166,131
Trademarks - indefinite		75,554	-	-	-	-	-	75,554
Other Intangibles - finite	6.6	20,329	-	516	-	-	(9,660)	11,185
Total Housewares		262,014	-	516	-	-	(9,660)	252,870

Total		$383,602	$(46,490)	$60,516	$(900)	$(218)	$(33,449)	$363,061

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	Weighted	February 29, 2008		Year Ended February 28, 2009			February 28, 2009
	Average	Gross	Cumulative
	Life	Carrying	Goodwill			Acquisition	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amortization	Value

Personal Care:
Goodwill		$46,791	$-	$-	$(46,490)	$(301)	$-	$-
Trademarks - indefinite		86,265	-	2,275	(52,965)		-	35,575
Trademarks - finite	19.6	338	-	-	-	-	(240)	98
Licenses - indefinite		18,000	-	-	(7,700)	-	-	10,300
Licenses - finite	8.8	24,315	-	-	(119)	-	(18,479)	5,717
Other Intangibles - finite	5.8	2,235	-	2,454	-	-	(975)	3,714
Total Personal Care		177,944	-	4,729	(107,274)	(301)	(19,694)	55,404

Housewares:
Goodwill		166,131	-	-	-	-	-	166,131
Trademarks - indefinite		75,554	-	-	-	-	-	75,554
Other Intangibles - finite	7.6	19,741	-	588	-	-	(7,627)	12,702
Total Housewares		261,426	-	588	-	-	(7,627)	254,387

Total		$439,370	$-	$5,317	$(107,274)	$(301)	$(27,321)	$309,791

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2010, 2009 and 2008, as well as estimated amortization expense for the fiscal years 2011 through 2015:

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the fiscal years ended

February 2010	$6,128
February 2009	$3,311
February 2008	$3,266

Estimated Amortization Expense
For the fiscal years ended

February 2011	$5,233
February 2012	$5,120
February 2013	$5,087
February 2014	$4,622
February 2015	$4,545

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures.  For the fiscal year ending February 28, 2011, minimum royalties due and minimum advertising expenditures under these license agreements total $6.44 and $6.03 million, respectively.

NOTE 5 – ACQUISITIONS

Infusium 23® Acquisition - On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23® (“Infusium”) hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  We have accounted for the acquisition as the purchase of a business, and have recorded the excess purchase price as goodwill. All of this goodwill is held in jurisdictions that do not allow deductions for tax purposes. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected lives of 9.0 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Infusium products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Infusium acquisition consists largely of the distribution network, marketing synergies, and economies of scale expected to occur from the addition of the new product line. The following schedule presents the acquisition date fair value of the net assets of Infusium:

Infusium - Assets Acquired on March 31, 2009

(in thousands)

Goodwill	$19,700
Trademarks	18,700
Patent rights	600
Customer list	21,000
Total assets acquired	$60,000

NOTE 5 – ACQUISITIONS, CONTINUED

The fair values of the Infusium assets acquired were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined under GAAP. Key assumptions include (1) a discount rate of 13.5 percent, (2) a terminal value based on long-term sustainable growth rates of 2 percent and an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiple of 7.0, (3) financial multiples of companies operating in similar markets as Infusium, and (4) adjustments for control premiums that market participants might consider when estimating the fair value of the Infusium business.  In the fourth quarter of fiscal 2010, we made certain post closing adjustments associated with this acquisition to increase goodwill by $0.10 million.

Ogilvie® Products Acquisition - On October 10, 2008, we acquired from Ascendia Brands, Inc. the trademarks, customer lists, distribution rights, formulas and inventory of the Ogilvie® (“Ogilvie”) brand of home permanent and hair-straightening products for a cash purchase price of $4.77 million.  In addition, upon acquisition, we recorded an additional $0.35 million of liabilities that we expect we will incur as a result of pre-acquisition operations. The products acquired will be sold through our Personal Care segment.  We completed an analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price based upon the fair value of the assets acquired.  Based upon the fair values, we assigned the acquired trademarks indefinite economic lives and will amortize the distribution rights over an expected life of 15 years and the customer list over an expected life of 4.2 years.  The following schedule presents the assets acquired at closing and our allocation of the initial purchase price:

Ogilvie - Net Assets Acquired on October 10, 2008

(in thousands)

Inventories	$521
Trademarks	2,275
Distribution rights	761
Customer list	1,560
Total assets acquired	5,117
Less: Current liabilities recorded at acquisition	(352)
Net assets acquired	$4,765

See Note (20) for additional information regarding the acquisition of the Pert Plus® (“Pert Plus”) hair care and Sure® (“Sure”) anti-perspirant and deodorant businesses from Innovative Brands, LLC subsequent to February 28, 2010.

NOTE 6 – SHORT-TERM DEBT

We have a Revolving Line of Credit Agreement (the “RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below. The commitment under the RCA terminates on December 15, 2013.  Borrowings under the RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon our timely election, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” (as defined in the RCA) at the time of the borrowing. We incur loan commitment fees at a current rate of 0.20 percent per annum on the unused balance of the RCA and letter of credit fees at a current rate of 1.25 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability dollar for dollar.  As of February 28, 2010, there were no revolving loans and $0.20 million of open letters of credit outstanding against this facility.

The RCA contains certain covenants and formulas that limit our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of February 28, 2010, our loan covenants effectively limited our ability to incur more than $288.42 million of additional debt from all sources, including draws on our RCA.  The RCA is guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase shares of our common stock.  As of February 28, 2010, we were in compliance with the terms of the RCA and our other debt agreements.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	Last Day of February,
	2010	2009

Accrued sales returns, discounts and allowances	$20,758	$21,235
Accrued compensation	17,888	4,487
Accrued advertising	6,862	5,606
Accrued interest	1,339	2,140
Accrued royalties	3,612	3,513
Accrued professional fees	730	1,053
Accrued benefits and payroll taxes	1,170	1,455
Accrued freight	1,398	912
Accrued property, sales and other taxes	879	660
Interest rate swaps, current portion	4,951	4,853
Other	7,702	6,183
Total accrued expenses and other current liabilities	$67,289	$52,097

NOTE 8 - LONG-TERM DEBT

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		Last Day of February,
	Borrowed	Rates	Matures	2010	2009

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$9,000	$12,000

$75 million unsecured floating interest rate 5 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal was due and paid on June 29, 2009.	06/04	5.89%	06/09	-	75,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				134,000	212,000
Less current maturities of long-term debt				(3,000)	(78,000)
Long-term debt, excluding current maturities				$131,000	$134,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note (11) to these consolidated financial statements.

The fair market value of the fixed rate debt at February 28, 2010 computed using a discounted cash flow analysis was $9.60 million compared to the $9 million book value.  All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2010.

All of our long-term debt is unconditionally guaranteed by our parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants. As of February 28, 2010, our debt agreements effectively limited our ability to incur more than $288.42 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase shares of our common stock.  As of February 28, 2010, we were in compliance with the terms of these agreements.

NOTE 8 - LONG-TERM DEBT, CONTINUED

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

(in thousands)

	Years Ended The Last Day of February,
	2010	2009	2008

Interest and commitment fees	$3,468	$8,888	$14,633
Deferred finance costs	332	582	628
Interest rate swap settlements, net	6,510	4,217	(355)
Reduction of debt and revolving credit agreement commitment	-	-	119
Total interest expense	$10,310	$13,687	$15,025

The line entitled “Reduction of debt and revolving credit agreement commitment” includes the fiscal 2008 write off of $0.28 million of unamortized deferred finance fees incurred in connection with the prepayment of long-term debt and the reduction of the commitments under our RCA, offset by a gain of $0.16 million upon the liquidation of our position in $25 million of associated interest rate swaps.

NOTE 9 - INCOME TAXES

Our components of income (loss) before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2010	2009	2008

U.S.	$14,529	$(15,267)	$17,986
Non-U.S.	65,576	(36,198)	43,287
Total	$80,105	$(51,465)	$61,273

Our components of income tax expense (benefit) are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2010	2009	2008

U.S.
Current	$3,924	$964	$6,459
Deferred	2,637	2,140	(619)
	6,561	3,104	5,840

Non-U.S.
Current	963	1,891	(6,026)
Deferred	764	333	(50)
	1,727	2,224	(6,076)
Total	$8,288	$5,328	$(236)

NOTE 9 - INCOME TAXES, CONTINUED

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to income (loss) before income taxes. A summary of these differences are as follows:

	Years Ended Last Day of February,
	2010	2009	2008

Expected effective income tax rate at the U.S. statutory rate of 35 percent	35.0%	-35.0%	35.0%

Impact of U.S. state income taxes	1.8%	1.4%	1.5%

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	-9.8%	-15.1%	-7.9%

Effect of zero tax rate in Macau	-17.1%	-11.8%	-13.7%

Reversal of prior accruals as a result of final tax audit settlements	0.0%	-0.9%	-15.3%

Effect of asset impairment charges, most of which are non-deductible	0.4%	71.8%	-
Effective income tax rate	10.3%	10.4%	-0.4%

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

The following table shows the comparative impact of these items on our pre-tax income (loss), tax expense (benefit) and effective tax rates, for each of the years covered by this report:

IMPACT OF SIGNIFICANT ITEMS ON PRETAX INCOME (LOSS), TAX EXPENSE (BENEFIT) AND EFFECTIVE TAX RATES

(dollars in thousands)

	Years Ended Last Day of February
	2010 - Increase (Decrease)			2009 - Increase (Decrease)			2008 - Increase (Decrease)
	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective	Pre-tax	Tax	Effective
	Income	Expense	Tax Rates	Income	Expense	Tax Rates	Income	Expense	Tax Rates

Tax benefit from HK IRD Settlement, including interest income and reversal of penalties	$-	$-	-	$-	$-	-	$-	$(7,950)	-12.7%

Tax benefit from IRS settlement, including interest and penalties	-	-	-	-	(461)	-0.9%	-	(1,363)	-2.2%

Net operating loss valuation allowance	-	-	-	-	-	-		977	1.6%

Asset impairment charges	-	-	-	(107,274)	(608)	26.9%	(4,983)	(100)	-0.2%

Gain on sale of land	-	-	-	-	-	-	3,609	1,364	2.2%

Gains on litigation settlements	-	-	-	-	-	-	104	2	0.0%

Charge to allowance for doubtful accounts due to customer bankruptcy	-	-	-	(3,876)	(1,360)	-1.6%	-	-	-

Gains on casualty insurance settlements	-	-	-	2,702	67	-0.5%	-	-	-

There were no significant items impacting our effective tax rates in fiscal 2010.  The combined net effect of the significant items shown above was to increase our effective tax rate by 23.9 percent in fiscal 2009, and decrease our effective tax rate by 11.3 percent in fiscal 2008.

NOTE 9 - INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2010 and 2009 are as follows:

	Last Day of February,
	(in thousands)
	2010	2009

Deferred tax assets, gross:
Operating loss carryforwards	$4,569	$4,599
Accounts receivable	1,134	517
Inventories, principally due to additional cost of inventories for tax purposes	5,980	8,934
Write down of marketable securities	14	10
Accrued expenses and other	5,554	5,327
Foreign currency contracts, interest rate swaps, and deferred exchange gains	3,326	5,378
Total gross deferred tax assets	20,577	24,765

Valuation allowance	(4,909)	(4,458)
Deferred tax liabilities:
Depreciation and amortization	(5,344)	(5,679)
Total deferred tax assets, net	$10,324	$14,628

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment.  In fiscal 2010, the net increase in our valuation allowance was $0.45 million, principally due to additional net operating loss carryforwards in certain tax jurisdictions whose benefits we believe we will not be able to utilize.

The schedule below shows the composition of our net operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

	At February 28, 2010
	(in thousands)
	Expiration	Gross	Required
	Date Range	Deferred Tax	Future Taxable
	(Where Applicable)	Assets	Income

U.S. operating loss carryforwards	2020 - 2030	$290	$829
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	4,279	13,869
Subtotals		4,569	14,698

Less portion of valuation allowance established for operating loss carryforwards		(4,344)	(14,043)
Total		$225	$655

As of February 28, 2010, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the benefits of these deductible differences.  Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

NOTE 9 - INCOME TAXES, CONTINUED

Hong Kong Income Taxes – On August 24, 2007, the IRD and the Company reached a settlement regarding tax liabilities for fiscal years 1998 through 2003.  Concurrent with these settlement negotiations, we reached an agreement regarding fiscal years 2004 and 2005, for which we had not previously been assessed a tax liability. The amounts due related to the tax settlement for years 1998 through 2003, and the agreement for years 2004 and 2005, were settled with previously acquired tax reserve certificates. We received a cash refund, including interest, of $4.54 million.  During the second quarter of fiscal 2008, in connection with the settlement, we:

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

NOTE 9 - INCOME TAXES, CONTINUED

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

Effective March 1, 2007, we adopted certain provisions of ASC Topic 740, “Income Taxes” (previously reported as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  As a result of this change, we recognize the benefit of a tax position if that position will more likely than not be sustained upon examination, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement.  Liabilities created for unrecognized tax benefits are presented as a separate liability and not combined with deferred tax liabilities or assets, and consistent with past practice, we recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.

Upon adopting certain provisions of ASC Topic 740, we initially recorded a $12.06 million increase in the liability for unrecognized tax benefits (including interest and penalties), and corresponding reductions to retained earnings and additional paid-in-capital in the amounts of $5.91 and $6.14 million, respectively.  Amounts charged against additional paid-in-capital were due to the tax effect of stock compensation expense that were originally recorded as an increase to paid-in-capital.  At adoption, we had approximately $39.39 million of total gross unrecognized tax benefits, of which approximately $32.91 million would impact the effective tax rate, if recognized.  Included in our total gross unrecognized tax benefits we had approximately $4.78 million accrued for penalties and $0.31 million accrued for interest, net of tax benefits.

During fiscal 2010 and 2009, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS
(in thousands)
	Fiscal Years Ended
	2010	2009

Unrecognized tax benefits, beginning balance	$2,903	$9,181
Tax positions taken during the current period	259	-
Changes in tax positions taken during a prior period	415	231
Changes due to lapse in statute of limitations	(1,179)	-
Impact of foreign currency remeasurement on unrecognized tax benefits in the current period	164	(825)
Changes resulting from settlements with taxing authorities	-	(5,684)
Unrecognized tax benefits, ending balance	$2,562	$2,903

When there is uncertainty in a tax position taken or expected to be taken in a tax return, a liability is recorded for the amount of the position that could be challenged and overturned through any combination of audit, appeals or litigation processes.  This amount is determined through criteria and a methodology prescribed by ASC Topic 740 and is referred to as an “unrecognized tax benefit.”

We do not expect any material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

NOTE 9 - INCOME TAXES, CONTINUED

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of February 28, 2010, tax years under examination or still subject to examination by major tax jurisdictions, for our most significant subsidiaries were as follows:

Jurisdiction	Examinations in Process	Open Years

Mexico	- None -	2004 - 2009
United Kingdom	- None -	2009 - 2010
United States	2007 - 2008	2007 - 2010

NOTE 10 – FAIR VALUE

In the first quarter of fiscal 2009, we adopted the fair value measurement provisions of ASC Topic 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements, but rather generally applies to other accounting topics that require or permit fair value measurements.  The topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The topic discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

On June 1, 2009, we adopted the interim disclosure provisions about the fair value of financial instruments as required by ASC Topic 820.  These provisions require disclosures about the fair value of financial instruments, previously only required in annual financial statements, to be included in interim financial statements. These provisions also require the disclosure in interim financial statements of methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods.  On March 1, 2009, we adopted the fair value measurement provisions as required by the topic, as it relates to our non-financial assets and liabilities measured on a non-recurring basis.  The Company’s financial assets and liabilities, which are adjusted to fair value at the end of each reporting period presented in these consolidated financial statements, are money market accounts, commercial paper, auction rate securities, trading securities, foreign currency contracts and interest rate swaps.

NOTE 10 – FAIR VALUE, CONTINUED

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of the last day of February 2010 and 2009:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$14,099	$14,099	$-	$-
Commercial paper	88,822	88,822
Auction rate securities	20,534	-	-	20,534
Foreign currency contracts	795	-	795	-
Total assets	$124,250	$102,921	$795	$20,534

Liabilities:
Long-term debt - fixed rate (1)	$9,600	$-	$9,600	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	12,021	-	12,021	-
Total liabilities	$146,621	$-	$146,621	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$82,674	$82,674	$-	$-
Trading securities	570	570	-	-
Auction rate securities	19,973	-	-	19,973
Foreign currency contracts	819	-	819	-
Total assets	$104,036	$83,244	$819	$19,973

Liabilities:
Long-term debt - fixed rate (1)	$12,441	$-	$12,441	$-
Long-term debt - floating rate	200,000	-	200,000	-
Interest rate swaps	13,870	-	13,870	-
Total liabilities	$226,311	$-	$226,311	$-

(1)  Debt values are reported at estimated fair value in this table, but are recorded in the accompanying consolidated balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated balance sheets and are classified as Level 1 assets.  Trading securities are also classified as Level 1 assets because they consist of certain publicly traded stocks which are stated on our consolidated balance sheets at market value, as determined by the most recent trading price of each security as of the balance sheet date.

We classify our auction rate securities (“ARS”) as Level 3 assets because we determine their estimated fair values with discounted cash flow models.  Some of the inputs factored into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary

NOTE 10 – FAIR VALUE, CONTINUED

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at February 28, 2010 was computed using a discounted cash flow analysis and discount rate of 2.89 percent.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes (1) and (11) to these consolidated financial statements for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require.

The table below presents a reconciliation of our assets measured and recorded at fair value on a recurring basis and other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the fiscal years 2010 and 2009:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
(in thousands)
	Fiscal Years Ended
	2010		2009
		Other		Other
		Non-Financial		Non-Financial
	ARS	Assets	ARS	Assets

Beginning balances	$19,973	$-	$-	$-
Transfers into Level 3 at June 1, 2008	-	-	47,067	-
Transfers into Level 3 at March 1, 2009	-	309,791	-	-
Total gains (losses):
Included in earnings - realized	-	(7,028)	-	-
Included in other comprehensive income (loss) - unrealized	811	-	(1,169)	-
Acquired during the period	-	60,516	-	-
Acquisition adjustments during the period	-	(218)	-	-
Sales at par	(250)	-	(25,925)	-
Ending balances	$20,534	$363,061	$19,973	$-

Cumulative unrealized losses relating to assets still held at each reporting date, net of taxes	$(1,232)		$(1,767)

NOTE 11 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2010, 2009 and 2008, 14.8, 16.9 and 16.8 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in the British Pound, Euro, Mexican Peso, Canadian Dollar, Brazilian Real, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.    We recorded net foreign exchange gains (losses), including the impact of currency hedges, of $1.73, ($5.21) and $0.53 million in SG&A and $0.05, $0.62 and $0.22 million in income tax expense during fiscal years 2010, 2009 and 2008, respectively.

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

On September 3, 2008, the Company entered into a series of foreign exchange forward contracts to sell U.S.  Dollars for British Pounds in notional amounts and terms that effectively froze the $1.78 million fair value of our existing forward contracts to sell British Pounds for U.S. Dollars.  The new forward contracts had the effect of eliminating the foreign currency hedge created by the original forward currency contracts on certain forecasted transactions denominated in British Pounds and we discontinued their classification as cash flow hedges.  These forward contracts had originally been designated as cash flow hedges.  In accordance with GAAP, the net gain related to the discontinued cash flow hedges  continued to be reported in accumulated other comprehensive loss at February 28, 2009, and was reclassified into income when the underlying contracts settled over dates ranging from May 15, 2009 through August 17, 2009.

Interest Rate Risk – Interest on our long-term debt outstanding as of February 28, 2010 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note (8), and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps.  As of February 28, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.25 percent as of February 28, 2010 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2010 and 2009:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS
February 28. 2010
					Accrued
					Expenses
				Derivative	and Other	Derivative
			Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Term	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	10/2010- 2/2011	£5,000	$651	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	10/2010 - 12/2010	$6,000	144	-	-
Subtotal				795	-	-

Interest rate swaps	Cash flow	6/2011- 6/2014	$125,000	-	4,951	7,070
Total fair value				$795	$4,951	$7,070

February 28. 2009
					Accrued
					Expenses
				Derivative	and Other	Derivative
			Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Term	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Ordinary	5/2009 - 8/2009	£4,000	$2,117	$-	$-
Foreign currency contracts - sell Dollars	Ordinary	5/2009 - 8/2009	$7,011	(1,298)	-	-
Subtotal				819	-	-

Interest rate swaps	Cash flow	6/2009 - 6/2014	$200,000	-	4,853	9,017
Total fair value				$819	$4,853	$9,017

The pre-tax effect of derivative instruments for the fiscal years 2010 and 2009 were as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)
			Fiscal Years Ended
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2010	2009	Location	2010	2009	Location	2010	2009

Foreign currency contracts - ordinary and cash flow hedges	$7	$2,204	SG&A	$30	$975	SG&A	$12	$166
Interest rate swap contracts - cash flow hedges	(4,661)	(5,638)	Interest expense	(6,510)	(4,217)		-	-
Total	$(4,654)	$(3,434)		$(6,480)	$(3,242)		$12	$166

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

We expect gains of $0.8 million associated with foreign currency contracts which are currently reported in accumulated other comprehensive loss to be reclassified into income over the next year.  The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

See Notes (1) and (10) to these consolidated financial statements for more information on our hedging activities.

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings — Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest-bearing and non interest-bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Long-term investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days. The following table summarizes our cash, cash equivalents and long-term investments at the end of fiscal 2010 and 2009:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	February 28, 2010		February 28, 2009
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non interest-bearing accounts - unrestricted	$6,234	0.00 to 2.00%	$18,575	0.00 to 3.00%
Cash, interest and non interest-bearing accounts - restricted	1,053	0.00 to 2.50%	1,426	0.00 to 7.00%
Commercial paper	88,822	0.03 to 0.18%	-	-
Money market funds	14,099	0.01 to 3.98%	82,674	0.35 to 6.00%
Total cash and cash equivalents	$110,208		$102,675

Long-term investments - auction rate securities	$20,534	1.73 to 8.44%	$19,973	1.95 to 8.67%

Our cash balances at end of fiscal 2010 and 2009 include restricted cash of $1.05 and $1.43 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market.  Due to continued Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash at an official exchange rate, and currently intends to use these balances to remain in-country and fund operations until such time as our applications are approved.  We do not otherwise rely on these restricted funds as a source of liquidity.

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. We believe that our products are classified as non-essential goods and thus payments made for such goods are exchanged at the 4.30 rate.  In the fourth quarter of fiscal 2010, we remeasured the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which currently is 4.30. The $1.26 million impact of the devaluation was included in SG&A in fiscal 2010.

Most of our cash equivalents and investments are in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the credit risk is relatively low.

We hold investments in ARS collateralized by student loans (with underlying maturities from 19 to 36 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our consolidated balance sheets.

At fiscal year-end 2010 and 2009, we had cumulative pre-tax unrealized losses on our ARS of $1.87 and $2.68 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets, net of related tax effects of $0.64 and $0.91 million, respectively.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  For the fiscal years ended February 2010 and 2009, we liquidated $0.25 and $41.18 million, respectively, of these securities at par.

NOTE 12 – OTHER COMMITMENTS AND CONTINGENCIES

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

Employment Contracts - We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each day for a new three-year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of our assets to an unaffiliated party, the officer will receive  a cash payment for the balance of the obligations under the agreement within six months of separation from service. The expiration dates for these agreements range from June 1, 2010 to February 28, 2013.  The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2010, excluding incentive compensation, was $4.46 million.

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

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in the Peoples’ Republic of China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest.  In recent years, increasing labor costs, regional labor dislocations as a result of new government social policies, growing local inflation, changes in available ocean cargo carrier capacity and costs, the impact of energy prices on transportation and the appreciation of the Renminbi against the U.S. Dollar have resulted in fluctuations in our cost of goods sold.  Certain of our suppliers in China closed operations due to economic conditions that put rapid upward pressure on their operating costs. This caused and may continue to cause periodic disruptions in delivery of certain items which can affect our sales.  Although we have multiple sourcing partners for many of our products, from time to time we are unable to source certain items on a timely basis due to the rapid changes

NOTE 12 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

occurring with our Chinese suppliers.  We believe that the contraction in suppliers continues to be a widespread issue in our industry, although it has been somewhat stable over the last year. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary, and we continue to explore expanding our sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives - We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note (7) included in the lines entitled “Accrued sales returns, discounts and allowances,” “Accrued advertising” and “Other” and is based on incentives applicable to sales up to the respective balance sheet dates.

Other Matters - We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 28, 2010, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)

		2011	2012	2013	2014	2015	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$9,000	$3,000	$3,000	$3,000	$-	$-	$-
Term debt - floating rate (1)	125,000	-	50,000	-	-	75,000	-
Long-term incentive plan payouts	4,958	2,339	1,505	1,114	-	-	-
Interest on fixed rate debt	896	516	299	81	-	-	-
Interest on floating rate debt (1)	23,459	7,453	5,489	4,507	4,507	1,503	-
Open purchase orders	76,716	76,716	-	-	-	-	-
Minimum royalty payments	72,807	6,438	6,110	5,723	5,416	4,843	44,277
Advertising and promotional	80,625	8,712	6,146	6,168	5,559	5,328	48,712
Operating leases	11,795	2,023	1,721	1,416	1,348	1,267	4,020
Capital spending commitments	2,465	2,465	-	-	-	-	-
Total contractual obligations (2)	$407,721	$109,662	$74,270	$22,009	$16,830	$87,941	$97,009

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

(2)       In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2010, we have recorded a provision for our uncertain tax positions of $2.56 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

NOTE 13 – REPURCHASE OF HELEN OF TROY COMMON STOCK

Under the latest program approved by our Board of Directors, as of February 28, 2010 we are authorized to purchase up to 1,280,650 shares of common stock in the open market or through private transactions.   For the fiscal years ended 2010, 2009 and 2008, we repurchased and retired 47,648, 574,365 and 1,095,392 shares of common stock at a total purchase price of $0.42, $7.42 and $26.00 million, and an average purchase price of $8.80, $12.91 and $23.74 per share, respectively.  In addition, during the fiscal quarters ended May 31, 2009 and November 30, 2009, our chief executive officer tendered certain shares of common stock as payment for the exercise price and related federal tax obligations arising from the exercise of options.   We accounted for this activity as a purchase and retirement of the shares.   The table below summarizes these option exercise transactions:

SHARES TENDERED FOR THE EXERCISE OF OPTIONS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2010

Transaction Date	Total Number of Shares Subject to Options Exercised	Total Number of Shares Tendered in Payment of the Exercise Price and Related Federal Taxes	Fair Market Value of shares at the Transaction Date (in thousands)	Average Price per Share Tendered

May 14, 2009	1,000,000	762,519	$14,600	$19.15
October 8, 2009	1,000,000	675,590	15,552	23.02
Totals / average	2,000,000	1,438,109	$30,152	$20.97

There was no repurchase activity for the last quarter of fiscal 2010.

NOTE 14 – SHARE-BASED COMPENSATION PLANS

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

On August 19, 2008, at our Annual General Meeting of the Shareholders, our shareholders approved three new share- based compensation plans. The new plans consist of the Helen of Troy Limited 2008 Stock Incentive Plan, an employee stock option and restricted stock plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan, a non-employee director restricted stock plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 Stock Purchase Plan”).  These plans are described below.  The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the Nasdaq Stock Market listing standards.

Expired Plans

The 1998 Plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008.  As of  February 28, 2010, 2,454,976 shares of common stock subject to options were outstanding under the plan.

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The 1995 Directors’ Plan covered a total of 980,000 shares of common stock for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005.  As of February 28, 2010, options to purchase 160,000 shares of common stock were outstanding under the plan.

The 1998 Stock Purchase Plan initially covered a total of 500,000 shares of common stock for issuance to our employees. Under the terms of the 1998 Stock Purchase Plan, employees authorized the withholding of up to 15 percent of their wages or salaries to purchase our common stock. The purchase price for stock acquired under the 1998 Stock Purchase Plan is equal to the lower of 85 percent of the stocks’ fair market value on either the first day of each option period or the last day of each period. The 1998 Stock Purchase Plan expired by its own terms on July 17, 2008 with 234,889 shares of common stock issued under the plan.

Active Plans

The 2008 Stock Incentive Plan covers a total of 750,000 shares of common stock for issuance to key officers, employees and consultants of the Company. The plan provides for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options, restricted stock, restricted stock units or other stock-based awards. Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, is not eligible to participate in the plan. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. The plan will expire by its terms on August 19, 2018.  As of February 28, 2010, 283,800 shares of common stock subject to options were outstanding and 466,200 shares remained available for future issue under the plan.

The 2008 Directors’ Plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of the Board of Directors.  Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. The plan will expire by its terms on August 19, 2018.  As of February 28, 2010, 8,000 shares of restricted stock have been granted and 167,000 shares remained available for future issue under the plan.

The 2008 Stock Purchase Plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our shares of common stock.  The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018.  During the second and fourth quarters of fiscal 2010, plan participants acquired 17,652 and 11,130 shares of common stock, respectively at prices of $8.53 and $17.61 per share, respectively.  As of February 28, 2010, 305,736 shares remained available for future issue under this plan.

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The Company recorded share-based compensation expense in SG&A for each of the fiscal years covered by our consolidated statements of income as follows:

SHARE-BASED COMPENSATION EXPENSE

(in thousands, except per share data)

	Years Ended Last Day of February,
	2010	2009	2008

Stock options	$1,403	$1,331	$1,007
Restricted stock grants	176	-	$-
Employee stock purchase plan	165	157	155
Share-based payment expense	1,744	1,488	1,162
Less income tax benefits	(87)	(88)	(192)
Share-based payment expense, net of income tax benefits	$1,657	$1,400	$970

Earnings per share impact of share-based payment expense:
Basic	$0.05	$0.05	$0.03
Diluted	$0.05	$0.05	$0.03

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions for the fiscal years 2010, 2009 and 2008:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Years Ended Last Day of February,
	2010	2009	2008

Range of risk free interest rates used	1.7% - 2.0%	2.7% - 3.0%	3.0% - 5.1%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	50.6%	46.2%	38.1%
Range of expected volatility rates used	45.5% - 55.5%	45.8% - 46.5%	37.0% - 42.5%
Range of expected terms used (in years)	4.1 - 4.6	3.1 - 4.6	3.3 - 4.6

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share-based payments”) are determined.  The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share-based payments.  The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to do so at this time.  Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share- based payments.  The Company uses its historical experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination and holding period behavior for fair value expensing purposes.

Shares of common stock purchased under the 1998 Stock Purchase Plan and the 2008 Stock Purchase Plan vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

Under the 2008 Directors’ Plan, the Company granted 8,000 shares of restricted stock to certain board members in fiscal 2010 having a fair value at the date of grant of $21.97 per share.  The restricted stock awards vested immediately, were valued at the fair value of the Company’s common stock at the date of the grant and accordingly, were expensed at the time of grant.

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2007	6,751	$15.01	$5.57	3.87	$56,211
Grants	324	25.40	8.89
Exercises	(1,157)	(15.80)			13,465
Forfeitures / expirations	(95)	(20.60)
Outstanding at February 29, 2008	5,823	15.34	5.58	3.69	14,171
Grants	250	22.46	8.66
Exercises	(48)	(12.64)			302
Forfeitures / expirations	(1,189)	(16.82)
Outstanding at February 28, 2009	4,836	15.37	5.61	3.37	1,039
Grants	306	18.77	7.81
Exercises	(2,142)	(11.83)			20,044
Forfeitures / expirations	(101)	(21.53)
Outstanding at February 28, 2010	2,899	$18.13	$6.57	4.06	$18,742

Exercisable at February 28, 2010	2,215	$17.06	$6.01	3.22	$16,669

A summary of non-vested option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 28, 2007	344	$7.41
Grants	324	8.89
Vested or forfeited	(123)	(7.01)
Outstanding at February 29, 2008	545	8.38
Grants	250	8.66
Vested or forfeited	(220)	(8.25)
Outstanding at February 28, 2009	575	8.55
Grants	306	7.81
Vested or forfeited	(197)	(7.92)
Outstanding at February 28, 2010	684	$8.40

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of our total unrecognized share-based compensation expense as of February 28, 2010 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

Weighted
Average
	Unrecognized	Period of
	Compensation	Recognition
	Expense	(in months)

Stock options	$3,898	33.7

The following table summarizes additional information about options outstanding at February 28, 2010:

SUMMARY OF OPTIONS OUTSTANDING AND EXERCISABLE

(actual number of shares)

		Outstanding Stock Options					Exercisable Stock Options
					Weighted-	Weighted-		Weighted-
					Average	Average		Average
		Exercise			Remaining	Exercise		Exercise
	Number of	Price Range			Contractual	Price	Number of	Price
	Options	(per share)			Term (years)	(per share)	Options	(per share)

ISOs	34,000	$ 9.29	to	$ 14.02	3.36	$11.51	29,000	$11.89
	338,565	$ 15.51	to	$ 21.21	6.45	18.81	93,099	18.93
	207,574	$ 21.94	to	$ 22.91	6.94	22.51	35,321	22.59
	291,825	$ 23.38	to	$ 33.88	4.38	26.45	166,000	26.56
Total	871,964				5.75	$21.96	323,420	$22.61

Non-Qs	1,000,000	$ 10.08	to	$ 13.13	2.63	$12.02	1,000,000	$12.02
	365,886	$ 14.94	to	$ 21.21	3.77	16.31	313,320	15.90
	421,750	$ 21.47	to	$ 22.81	3.82	21.97	379,675	21.92
	79,176	$ 22.91	to	$ 27.37	5.30	24.14	38,929	23.77
Total	1,866,812				3.24	$15.62	1,731,924	$15.15

Directors’ Plan	32,000	$ 21.47	to	$ 22.81	3.63	$22.14	32,000	$22.14
	128,000	$ 23.13	to	$ 33.35	4.70	27.60	128,000	27.60
Total	160,000				4.48	$26.51	160,000	$26.51

NOTE 15 - 401(k) DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees.  For calendar year 2009, the Company elected to discontinue its matching contributions to its U.S. based plan as a temporary cost reduction measure.  The Company has announced it will resume the U.S. match for calendar year 2010. Total matching contributions made to these savings plans for the fiscal years ended 2010, 2009 and 2008 were $0.31, $0.65 and $0.71 million, respectively.

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, for each of the years covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended Last Day of February
	2010	2009	2008

Net income (Loss)	$71,817	$(56,793)	$61,509
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	1,220	(938)	(7,225)
Cash flow and ordinary hedges - foreign currency, net of tax (2)	(35)	762	440
Unrealized gain (loss) - auction rate securities, net of tax (3)	535	(1,767)	-
Comprehensive income (loss), net of tax	$73,537	$(58,736)	$54,724

The components of accumulated other comprehensive loss, net of tax at the end of fiscal 2010 and 2009 are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	Last Day of February
	2010	2009

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(7,934)	$(9,154)
Unrealized holding gains on cash flow and ordinary hedges - foreign currency, net of tax (2)	592	627
Temporary impairment loss on auction rate securities, net of tax (3)	(1,232)	(1,767)
Total accumulated other comprehensive loss, net of tax	$(8,574)	$(10,294)

(1)

The change in unrealized losses on interest rate swap cash flow hedges is recorded net of tax benefits (expense) of $(0.63), $0.48 and $3.72 million, respectively, for the fiscal years 2010, 2009 and 2008. The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefits of $4.09 and $4.72 million at the end of fiscal 2010 and 2009, respectively.

(2)

The change in unrealized gains on foreign currency cash flow and ordinary hedges is recorded net of tax benefits (expense) of $0.00, $(0.30) and $(0.19) million, respectively, for the fiscal years 2010, 2009 and 2008. The unrealized holding gains on foreign currency cash flow and ordinary hedges included in accumulated other comprehensive loss, includes net deferred tax expense of $0.24 million for both fiscal 2010 and 2009.

(3)

The change in temporary impairment loss on auction rate securities is recorded net of tax benefits (expense) of $(0.28) and $0.91 million, respectively, for the fiscal years 2010 and 2009. The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.63 and $0.91 million at the end of fiscal 2010 and 2009, respectively.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

	May	August	November	February	Total

Fiscal 2010:

Sales revenue, net	$143,873	$162,193	$189,399	$152,161	$647,626

Gross profit	58,509	68,894	83,522	68,231	279,156
				-
Asset impairment charges	-	900	-	-	900
				-
Net income	14,509	15,911	24,733	16,664	71,817

Earnings per share (1)
Basic	0.49	0.53	0.81	0.55	2.38
Diluted	0.47	0.51	0.80	0.54	2.32

Fiscal 2009:

Sales revenue, net	$145,003	$153,543	$185,619	$138,580	$622,745

Gross profit	63,021	65,144	73,544	53,693	255,402

Asset impairment charges	7,760	-	-	99,514	107,274

Net income (loss)	5,558	10,598	15,090	(88,039)	(56,793)

Earnings (loss) per share (1)
Basic	0.18	0.35	0.50	(2.93)	(1.88)
Diluted	0.18	0.34	0.48	(2.93)	(1.88)

(1)

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 18 - FOURTH QUARTER CHARGES/TRANSACTIONS

Fiscal 2010 — Our results for the fourth quarter of fiscal 2010 did not contain any transactions of a non-routine nature, other than the recording of a $1.26 million impact of a devaluation of Venezuelan currency recorded in SG&A and further discussed under Note (11) to these consolidated financial statements.

Fiscal 2009 - As more fully discussed in Note (4) to these consolidated financial statements, as a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated stockholders’ equity balance at November 30, 2008.  If a company’s total market capitalization remains below its consolidated stockholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009.

The impairment testing for the fourth quarter of fiscal 2009 was performed using an updated outlook for the Company’s reporting units completed in connection with its annual planning process.  This outlook included downward adjustments to certain future expected revenues and increases in the market participant discount rates, when compared to the projections and discount rates upon which our annual impairment tests were prepared during the first quarter of fiscal 2009.  The Company decreased its expected revenues in response to the reduction in consumer spending during the

NOTE 18 - FOURTH QUARTER CHARGES/TRANSACTIONS, CONTINUED

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

Fiscal 2008 - In April 2008, we resolved all outstanding tax issues in connection with audits of our U.S. consolidated federal tax returns for fiscal years 2003 and 2004 which resulted in no adjustments to either year. As a result of the settlement, in the fourth quarter of fiscal 2008, we reversed $3.68 million representing the tax provisions, including interest and penalties previously established for those years. Of the $3.68 million, we credited $1.36 million to the fiscal 2008 tax provision and $2.32 million to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year share-based compensation expense that was allowed upon audit. Also, in the fourth quarter of fiscal 2008, we increased our deferred tax valuation allowance $0.98 million to account for operating loss carryforwards in certain tax jurisdictions whose benefits we believe we will not be able to utilize.

NOTE 19 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2010, 2009 AND 2008

(in thousands)

	Personal
2010	Care	Housewares	Total

Sales revenue, net	$449,151	$198,475	$647,626
Operating income before impairment and gain	46,515	43,754	90,269
Asset impairment charges	900	-	900
Operating income	45,615	43,754	89,369
Identifiable assets	483,106	351,627	834,733
Capital, license, trademark and other intangible expenditures	4,622	3,093	7,715
Depreciation and amortization	9,424	5,837	15,261

	Personal
2009	Care	Housewares	Total

Sales revenue, net	$447,244	$175,501	$622,745
Operating income before impairment and gain	41,432	25,626	67,058
Asset impairment charges	107,274	-	107,274
Operating income (loss)	(65,842)	25,626	(40,216)
Identifiable assets	467,409	354,717	822,126
Capital, license, trademark and other intangible expenditures	1,914	3,945	5,859
Depreciation and amortization	9,055	5,130	14,185

	Personal
2008	Care	Housewares	Total

Sales revenue, net	$488,414	$164,134	$652,548
Operating income before impairment and gain	42,523	31,401	73,924
Asset impairment charges	4,983	-	4,983
Gain on sale of land	3,609	-	3,609
Operating income	41,149	31,401	72,550
Identifiable assets	552,329	359,664	911,993
Capital, license, trademark and other intangible expenditures	3,183	4,526	7,709
Depreciation and amortization	9,448	4,850	14,298

Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.   Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  We use third-party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers.

We compute operating income for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We do not allocate other items

NOTE 19 - SEGMENT INFORMATION, CONTINUED

of income and expense, including income taxes to operating segments.

Our domestic and international net sales revenue from third parties and long-lived assets for the years ended the last day of February are as follows:

	Years Ended Last Day of February
	2010	2009	2008

SALES REVENUE, NET - FROM THIRD PARTIES:
United States	$511,027	$476,147	$505,817
International	136,599	146,598	146,731
Total	$647,626	$622,745	$652,548

LONG-LIVED ASSETS:
United States	$109,435	$113,631	$123,624
Barbados	362,162	307,099	391,851
Other international	3,782	4,124	754
Total	$475,379	$424,854	$516,229

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 18, 17 and 19 percent of our net sales revenue in fiscal 2010, 2009 and 2008, respectively.  Sales within the U.S. to this same customer and its affiliates accounted 84, 85 and 86 percent of worldwide net sales revenue to the same customer and affiliates during fiscal 2010, 2009 and 2008, respectively.

Sales to our second largest customer, all within the U.S. and Canada, accounted for approximately 10, 8 and 8 percent of our net sales revenue in fiscal 2010, 2009 and 2008, respectively.  No other customers accounted for ten percent or more of net sales revenue during those fiscal years.

NOTE 20 — SUBSEQUENT EVENTS (UNAUDITED)

Management has evaluated subsequent events through the date these financial statements were issued, for both conditions existing and not existing as of February 28, 2010 and concluded that other than the event noted below, there were no additional subsequent events to recognize or disclose.

On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69 million (subject to certain potential post acquisition-adjustments), which we paid with cash on hand.  Net assets acquired consist principally of accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, less certain product related operating accruals and other current liabilities.  We have begun the process of completing our analysis of the economic lives of the assets acquired and appropriate allocation of the initial purchase price.

Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category through its pioneering development of the 2-in-1 shampoo and conditioner combination technology.  Sure is one of the leading brands in the $1.7 billion U.S. anti-perspirant and deodorant category, well known for its product efficacy and value to both women and men. We will market Pert Plus and Sure products primarily into retail trade channels.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
		Charged to
	Beginning	cost and	Net charge to		Ending
Description	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance

Year ended February 28, 2010
Allowances for doubtful accounts	$1,916	$448	$-	$974	$1,390
Allowances for back-to-stock returns	1,840	-	116	-	$1,956

Year ended February 28, 2009
Allowances for doubtful accounts	$1,331	$5,643	$-	$5,058	$1,916
Allowances for back-to-stock returns	6,877	-	(5,037)	-	$1,840

Year ended February 29, 2008
Allowances for doubtful accounts	$1,002	$1,411	$-	$1,082	$1,331
Allowances for back-to-stock returns	3,024	-	3,853		$6,877

(1)	Represents periodic charges to the provision for doubtful accounts.

(2)	Represents net charges (credits) during the period to sales returns and allowances

(3)	Represents write-offs of doubtful accounts net of recoveries of previously reserved amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2010.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on pages 63 through 64, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2010 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 62 of this report

	2.	Financial Statement Schedule: See “Schedule II” on page 110 of this report

	3.	Exhibits

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

10.31†

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
May 13, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer May 13, 2010
May 13, 2010

/s/ Richard J. Oppenheim	/s/ Gary B. Abromovitz
Richard J. Oppenheim	Gary B. Abromovitz
Financial Controller and Principal Accounting Officer	Director, Deputy Chairman of the Board
May 13, 2010	May 13, 2010

/s/ John B. Butterworth	/s/ Timothy F. Meeker
John B. Butterworth	Timothy F. Meeker
Director	Director
May 13, 2010	May 13, 2010

/s/ Byron H. Rubin	/s/ Stanlee N. Rubin
Byron H. Rubin	Stanlee N. Rubin
Director	Director
May 13, 2010	May 13, 2010

/s/ William F. Susetka	/s/ Adolpho R. Telles
William F. Susetka	Adolpho R. Telles
Director	Director
May 13, 2010	May 13, 2010

/s/ Darren G. Woody
Darren G. Woody
Director
May 13, 2010

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

10.31†

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