Form 10-Q
period 2010-05-31
HELEN OF TROY LTD
filed 2010-07-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 6, 2010
Common Shares, $0.10 par value, per share	30,675,286 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	May 31,	February 28,
	2010	2010

Assets
Asset, current:
Cash and cash equivalents	$47,604	$110,208
Derivative assets, current	1,997	795
Receivables - principally trade, less allowances of $3,524 and $3,346	115,369	109,722
Inventory, net	135,018	124,021
Prepaid expenses	4,721	2,485
Income taxes receivable	-	597
Deferred tax assets, net	10,516	11,526
Total assets, current	315,225	359,354

Property and equipment, net of accumulated depreciation of $59,960 and $58,464	81,243	82,113
Goodwill	201,557	185,937
Other intangible assets, net of accumulated amortization of $34,665 and $33,449	222,356	177,124
Other assets, net of accumulated amortization of $3,882 and $3,825	30,944	30,205
Total assets	$851,325	$834,733

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable, principally trade	$38,663	$35,005
Accrued expenses and other current liabilities	58,993	67,289
Income taxes payable	161	-
Long-term debt, current maturities	3,000	3,000
Total liabilities, current	100,817	105,294

Deferred compensation liability	2,916	3,833
Deferred tax liabilities, net	1,548	1,202
Long-term debt, excluding current maturities	131,000	131,000
Liability for uncertain tax positions	1,791	2,562
Derivative liabilities, noncurrent	6,928	7,070
Total liabilities	245,000	250,961

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 30,671,286 and 30,571,813 shares
issued and outstanding	3,067	3,057
Additional paid in capital	123,490	120,761
Accumulated other comprehensive loss	(7,147)	(8,574)
Retained earnings	486,915	468,528
Total stockholders’ equity	606,325	583,772
Total liabilities and stockholders’ equity	$851,325	$834,733

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2010	2009

Sales revenue, net	$160,153	$143,873
Cost of goods sold	87,726	85,364
Gross profit	72,427	58,509

Selling, general, and administrative expense	49,194	39,322
Operating income before impairment	23,233	19,187

Asset impairment charges	501	-
Operating income	22,732	19,187

Nonoperating income (expense), net	170	442
Interest expense	(2,160)	(3,460)
Income before income taxes	20,742	16,169

Income tax expense (benefit):
Current	1,689	(560)
Deferred	666	2,220
Net income	$18,387	$14,509

Earnings per share:
Basic	$0.60	$0.49
Diluted	$0.59	$0.47

Weighted average shares of common stock used in computing net earnings per share:
Basic	30,632	29,879
Diluted	31,353	30,578

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2010	2009

Net cash provided by operating activities:
Net income	$18,387	$14,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,083	3,878
Provision for doubtful receivables	(83)	187
Share-based compensation	407	117
Intangible asset impairment charges	501	-
(Gains) loss on the sale of property and equipment	36	(14)
Realized and unrealized gain on investments	-	(214)
Deferred income taxes and tax credits	640	2,212
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables	3,025	(1,859)
Inventories	(6,110)	1,475
Prepaid expenses	(1,844)	(1,069)
Other assets	(660)	(220)
Accounts payable	(1,622)	(4,019)
Accrued expenses and other current liabilities	(12,055)	(3,525)
Accrued income taxes	149	(1,098)
Net cash provided by operating activities	4,854	10,360

Net cash used in investing activities:
Capital, license, trademark, and other intangible expenditures	(786)	(651)
Proceeds from the sale of property and equipment	32	30
Proceeds from sale of investments	100	-
Payments to acquire businesses	(69,000)	(60,000)
Net cash used in investing activities	(69,654)	(60,621)

Net cash provided by (used in) financing activities:
Proceeds from exercise of stock options and excess tax benefits	2,196	21
Payment of tax obligations resulting from cashless option exercise	-	(2,712)
Payments for repurchases of common stock	-	(419)
Net cash provided by (used in) financing activities	2,196	(3,110)
Net decrease in cash and cash equivalents	(62,604)	(53,371)
Cash and cash equivalents, beginning balance	110,208	102,675
Cash and cash equivalents, ending balance	$47,604	$49,304

Supplemental cash flow information:
Interest paid	$2,057	$3,235
Income taxes paid, net of refunds	$1,486	$643
Value of common stock received as exercise price of options	$-	$11,992

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

May 31, 2010

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2010 and February 28, 2010, and the results of our consolidated operations for the three month periods ended May 31, 2010 and 2009. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, and our other reports on file with the Securities and Exchange Commission (“SEC”).  In some cases, we have provided additional information for prior periods in the accompanying notes to consolidated condensed financial statements to conform to the current period’s presentation.  In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”

Product and service names mentioned in this Form 10-Q are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions.  The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right.  All trademarks, trade names, service marks and logos referenced herein belong to their respective companies.

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

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   Our dilutive securities consist entirely of outstanding options for common stock that were “in-the-money,” meaning that the exercise price of the options was less than the average market price of our common stock during the period reported.  “Out-of-the-money” options are outstanding options to purchase common stock that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common stock during the period reported.  Thus, their effect would be antidilutive.

The effect of dilutive securities was approximately 721,000 and 699,000 shares of common stock for the three month periods ended May 31, 2010 and 2009, respectively.   Options for common stock that were antidilutive totaled approximately 481,000 and 1,752,000 at May 31, 2010 and 2009, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income, net of tax, for each of the periods covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended May 31,
	2010	2009

Net income	$18,387	$14,509
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	399	790
Cash flow hedges - foreign currency, net of tax (2)	872	(714)
Unrealized gain (loss) - auction rate securities, net of tax (3)	156	(454)
Comprehensive income, net of tax	$19,814	$14,131

The components of accumulated other comprehensive loss, net of tax, for the periods covered by our consolidated condensed balance sheets are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	May 31,	February 28,
	2010	2010
Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(7,535)	$(7,934)
Unrealized holding gains on cash flow hedges - foreign currency, net of tax (2)	1,464	592
Temporary impairment loss on auction rate securities, net of tax (3)	(1,076)	(1,232)
Total accumulated other comprehensive loss	$(7,147)	$(8,574)

(1)

The change in unrealized loss on interest rate swap cash flow hedges is recorded net of tax expense of $0.21 and $0.41 million for the three month periods ended May 31, 2010 and 2009, respectively. The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss includes net deferred tax benefits of $3.88 and $4.09 million at May 31, 2010 and February 28, 2010, respectively.

(2)

The change in unrealized gain (loss) on foreign currency cash flow and ordinary hedges is recorded net of tax benefits (expense) of $0.41 and $(0.31) million for the three month periods ended May 31, 2010 and 2009, respectively. The unrealized holding gain on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax expense of $0.65 and $0.24 million at May 31, 2010 and February 28, 2010, respectively.

(3)

The change in temporary impairment loss on auction rate securities is recorded net of tax benefits (expense) of ($0.08) and $0.23 million for the three month periods ended May 31, 2010 and 2009, respectively. The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.55 and $0.63 million at May 31, 2010 and February 28, 2010, respectively.

Note 6 – Segment Information

In the tables that follow, we present two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.   We use third-party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells through beauty supply retailers and wholesalers.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2010 AND 2009

(in thousands)

	Personal
May 31, 2010	Care	Housewares	Total
Net sales	$112,228	$47,925	$160,153
Operating income before impairment	13,583	9,650	23,233
Asset impairment charges	501	-	501
Operating income	13,082	9,650	22,732
Capital, license, trademark and other intangible expenditures	296	490	786
Depreciation and amortization	2,589	1,494	4,083

	Personal
May 31, 2009	Care	Housewares	Total
Sales revenue, net	$101,185	$42,688	$143,873
Operating income before impairment	10,593	8,594	19,187
Asset impairment charges	-	-	-
Operating income	10,593	8,594	19,187
Capital, license, trademark and other intangible expenditures	119	532	651
Depreciation and amortization	2,503	1,375	3,878

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general, and administrative expense (“SG&A”), and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income includes SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We do not allocate nonoperating income (expense), interest expense, or income taxes to operating segments.  The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT  MAY 31, 2010 AND FEBRUARY 28, 2010

(in thousands)

	Personal
	Care	Housewares	Total
May 31, 2010	$496,864	$354,461	$851,325
February 28, 2010	483,106	351,627	834,733

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2010	2010
Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,136	65,117
Computer and other equipment	3 - 10	45,804	46,088
Tools, dies and molds	1 - 3	10,683	9,573
Transportation equipment	3 - 5	153	240
Furniture and fixtures	5 - 15	8,541	8,532
Construction in process	-	1,813	1,954
Property and equipment, gross		141,203	140,577
Less accumulated depreciation		(59,960)	(58,464)
Property and equipment, net		$81,243	$82,113

Depreciation expense was $2.06 and $2.46 million for the three month periods ended May 31, 2010 and 2009, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.57 million for each of the three month periods ended May 31, 2010 and 2009.

Note 8 – Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal 2011 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2011.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to an indefinite lived trademark in our Personal Care segment that was written down to its fair value, determined on the basis of future discounted cash flows using the relief from royalty method.

Annual Impairment Testing in the First Quarter of Fiscal 2010 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2010.  As a result of its testing, the Company concluded no further impairments had occurred since the fourth quarter of fiscal 2009, when interim testing was performed and a total non-cash impairment charge of $99.51 million ($99.06 million after tax) was recorded.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	May 31, 2010				February 28, 2010
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description / Life	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Personal Care:
Goodwill	$81,916	$(46,490)	$-	$35,426	$66,296	$(46,490)	$-	$19,806
Trademarks - indefinite	76,203	-	-	76,203	53,054	-	-	53,054
Trademarks - finite	338	-	(247)	91	338	-	(245)	93
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	24,196	-	(19,645)	4,551	24,196	-	(19,495)	4,701
Other intangibles - finite	50,161	-	(5,336)	44,825	26,286	-	(4,049)	22,237
Total Personal Care	243,114	(46,490)	(25,228)	171,396	180,470	(46,490)	(23,789)	110,191
Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,554	-	-	75,554	75,554	-	-	75,554
Other intangibles - finite	20,269	-	(9,437)	10,832	20,845	-	(9,660)	11,185
Total Housewares	261,954	-	(9,437)	252,517	262,530	-	(9,660)	252,870
Total	$505,068	$(46,490)	$(34,665)	$423,913	$443,000	$(46,490)	$(33,449)	$363,061

Intangible asset activity for the three month period ended May 31, 2010 was as follows:

•     In the Personal Care segment, the Company recorded $63.15 million of intangible assets, net of certain acquisition adjustments, in connection with its acquisition of the Pert Plus and Sure products business (as discussed further in Note 9), and a non-cash impairment charge of $0.50 million against the carrying value of an indefinite lived trademark.

•     In the Housewares segment, the Company recorded $0.18 million to account for new patents and other adjustments of $0.76 to remove certain fully amortized patents.

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ended May 31, 2010 and 2009, respectively, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2011 through 2016.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

May 31, 2010	$1,971
May 31, 2009	$1,270

Estimated Amortization Expense
For the fiscal years ended

February 2011	$7,977
February 2012	$7,944
February 2013	$7,911
February 2014	$7,446
February 2015	$7,375
February 2016	$7,322

NOTE 9 - Acquisitions

Pert Plus and Sure Acquisition - On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand.  Net assets acquired consist principally of accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, less certain product related operating accruals and other current liabilities.  We will market Pert Plus and Sure products primarily into retail trade channels.

We have accounted for the acquisition as the purchase of a business, and have recorded the excess purchase price as goodwill. All of the goodwill is held in jurisdictions that do not allow deductions for tax purposes. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected average lives of approximately 8.2 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Pert Plus and Sure products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Pert Plus and Sure acquisition consists largely of the distribution network, marketing synergies, and economies of scale expected to occur from the addition of the new product line. The following schedule presents the acquisition date fair value of the net assets of Pert Plus and Sure:

PERT AND SURE - NET ASSETS ACQUIRED ON MARCH 31, 2010

(in thousands)

Receivables	$8,589
Inventory	4,887
Prepaid expenses	392
Tools, dies and molds	730
Goodwill	15,845
Trademarks	23,650
Patent rights	2,600
Customer list	21,275
Total assets acquired	77,968
Less: Accounts payable and other current liabilities assumed or recorded at acquisition	(8,968)
Net assets acquired	$69,000

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined under U.S. generally accepted accounting principles (“GAAP”). Key assumptions included various discount rates based upon a 15.8 percent weighted average cost of capital, royalty rates used in the determination of trademark values of 5 percent,  and customer attrition rates used in the determination of customer list values of 11.5 percent per year.

The impact of the Pert Plus and Sure acquisition on the Company’s consolidated condensed statement of income from the acquisition date through the fiscal quarter ended May 31, 2010 was as follows:

PERT PLUS AND SURE - IMPACT ON CONSOLIDATED CONDENSED STATEMENT OF INCOME

March 31, 2010 (Acquisition Date) through May 31, 2010

(in thousands, except per share data)

Sales revenue, net	$10,871
Net income	2,099

Earning per share impact
Basic	$0.07
Diluted	$0.07

The following supplemental pro forma information presents the Company’s financial results as if the Pert Plus and Sure acquisition had occurred as of the beginning of each of the fiscal periods presented.  This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2010 or 2009, and this information is not intended to be indicative of future results.

As if the Acquisition Had Been Completed at the Beginning of Each Period

(in thousands, except per share data)

	Three Months Ended May 31,
	2010	2009

Sales revenue, net	$165,784	$162,729
Net income	19,464	18,213

Earning per share impact
Basic	$0.64	$0.61
Diluted	$0.62	$0.60

Infusium 23 Acquisition - On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23 (“Infusium”) hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  We accounted for the acquisition as the purchase of a business, and recorded the excess purchase price as goodwill. All of this goodwill is held in jurisdictions that do not allow deductions for tax purposes. We completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected lives of 9.0 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Infusium products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Infusium acquisition consists largely of the distribution network, marketing synergies, and economies of scale expected to occur from the addition of the new product line. The following schedule presents the acquisition date fair value of the net assets of Infusium:

INFUSIUM 23 - ASSETS ACQUIRED ON MARCH 31, 2009

(in thousands)

Goodwill	$19,700
Trademarks	18,700
Patent rights	600
Customer list	21,000
Total assets acquired	$60,000

Note 10 – Short Term Debt

We have a Revolving Line of Credit Agreement (the “RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below. The commitment under the RCA terminates on December 15, 2013.  Borrowings under the RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon our timely election, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” (as defined in the RCA) at the time of the borrowing. We incur loan commitment fees at a current rate of 0.20 percent per annum on the unused balance of the RCA and letter of credit fees at a current rate of 1.25 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability dollar for dollar.  As of May 31, 2010, there were no revolving loans and $0.20 million of open letters of credit outstanding against this facility.

The RCA contains certain covenants and formulas that limit our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of May 31, 2010, our loan covenants effectively limited our ability to incur more than $286.15 million of additional debt from all sources, including draws on our RCA.  The RCA is guaranteed, on a joint and several basis, by our parent company, Helen of Troy Limited, and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase shares of our common stock.  As of May 31, 2010, we were in compliance with the terms of the RCA and our other debt agreements.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 28,
	2010	2010

Accrued defectives, discounts and allowances	$17,837	$20,758
Accrued compensation	6,717	17,888
Accrued advertising	12,182	6,862
Accrued interest	1,385	1,339
Accrued royalties	3,759	3,612
Accrued professional fees	657	730
Accrued benefits and payroll taxes	1,468	1,170
Accrued freight	2,081	1,398
Accrued property, sales and other taxes	2,236	879
Derivative liabilities, current	4,489	4,951
Other	6,182	7,702
Total accrued expenses and other current liabilities	$58,993	$67,289

Note 12 – Income Taxes

United States Income Taxes - In April 2010, the IRS concluded its audit of the Company’s 2007 and 2008 tax returns.  No adjustments were made to either year’s tax returns.

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

Note 13 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		May 31,	February 28,
	Borrowed	Rates	Matures	2010	2010

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$9,000	$9,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				134,000	134,000
Less current maturities of long-term debt				(3,000)	(3,000)
Long-term debt, excluding current maturities				$131,000	$131,000

(1)  Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 15.

All of our long-term debt is unconditionally guaranteed by our parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants. As of May 31, 2010, our debt agreements effectively limited our ability to incur more than $286.15 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common stock.  As of May 31, 2010, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended May 31,
	2010	2009

Interest and commitment fees	$568	$1,366
Deferred finance costs	57	151
Interest rate swap settlements, net	1,535	1,943
Total interest expense	$2,160	$3,460

Note 14 – Fair Value

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of May 31, 2010 and February 28, 2010:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	May 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$4,041	$4,041	$-	$-
Commercial paper	33,714	33,714	-	-
Auction rate securities	20,669	-	-	20,669
Foreign currency contracts	1,997	-	1,997	-
Total assets	$60,421	$37,755	$1,997	$20,669

Liabilities:
Long-term debt - fixed rate (1)	$9,533	$-	$9,533	$-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	11,417	-	11,417	-
Total liabilities	$145,950	$-	$145,950	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$14,099	$14,099	$-	$-
Commercial paper	88,822	88,822	-	-
Auction rate securities	20,534	-	-	20,534
Foreign currency contracts	795	-	795	-
Total assets	$124,250	$102,921	$795	$20,534

Liabilities:
Long-term debt - fixed rate (1)	$9,600	$-	$9,600	$-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	12,021	-	12,021	-
Total liabilities	$146,621	$-	$146,621	$-

(1)  Debt values are reported at their estimated fair values in this table, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.

We classify our auction rate securities (“ARS”)  as Level 3 assets because we determine their estimated fair values with discounted cash flow models using the methodology and assumptions described in Note 10 to the consolidated financial statements contained in our latest annual report on Form 10-K.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at May 31, 2010 was computed using a discounted cash flow analysis and discount rate of 2.64 percent.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended May 31, 2010:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

Three Months Ended
May 31, 2010

Balance at beginning of period	$20,534
Total gains (losses):
Included in net income - realized	-
Included in other comprehensive income - unrealized	235
Acquired during the period	-
Acquisition adjustments during the period	-
Sales at par	(100)
Balance at end of period	$20,669

Cumulative unrealized losses relating to assets still held at the reporting date, net of taxes	$(1,076)

In connection with our annual impairment testing during the fiscal quarter ended May 31, 2010, we recorded a non-cash impairment charge of $0.50 million against the carrying value of indefinite lived trademark in our Personal Care segment, which we classify as a nonrecurring Level 3 asset.  The indefinite lived trademark was written down to its fair value of $5.60 million, determined on the basis of future discounted cash flows using the relief from royalty method.

Note 15 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies. During the three month periods ended May 31, 2010 and 2009, approximately 14 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. For the three month periods ended May 31, 2010 and 2009, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.54) and $2.63 million, respectively, in SG&A and $0.15 and $0.12 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our long-term debt outstanding as of May 31, 2010 is both floating and fixed. Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 13, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”). As of May 31, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively. In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.29 percent as of May 31, 2010 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap fully offset the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered highly effective.

The following table summarizes the fair values of our various derivative instruments at May 31, 2010 and February 28, 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

May 31, 2010
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2011	£7,700	$1,141	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2011	$12,000	$357	$-	$-
Foreign currency contracts - sell Euros	Cash flow	2/2011	€3,800	$499	$-	$-
Subtotal				1,997	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	4,489	6,928
Total fair value				$1,997	$4,489	$6,928

February 28, 2010
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-
Subtotal				795	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	4,951	7,070
Total fair value				$795	$4,951	$7,070

The pre-tax effect of derivative instruments for the three month periods ended May 31, 2010 and 2009 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2010	2009	Location	2010	2009	Location	2010	2009

Foreign currency contracts - ordinary and cash flow hedges	$1,254	$(572)	SG&A	$52	$418	SG&A	$(74)	$38
Interest rate swap contracts - cash flow hedges	(930)	(745)	Interest expense	(1,535)	(1,943)		-	-
Total	$324	$(1,317)		$(1,483)	$(1,525)		$(74)	$38

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk. Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts. Cash equivalents consist of commercial paper and money market investment accounts. Long-term investments consist of AAA rated ARS. The following table summarizes our cash, cash equivalents, and long-term investments we held at May 31, 2010 and February 28, 2010:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	May 31, 2010		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$9,128	0.00 to 1.65%	$6,234	0.00 to 2.00%
Cash, interest and non-interest-bearing accounts - restricted	721	0.00 to 1.75%	1,053	0.00 to 2.50%
Commercial paper	33,714	0.15 to 0.22%	88,822	0.03 to 0.18%
Money market funds	4,041	0.09 to 3.98%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$47,604		$110,208

Long-term investments - auction rate securities	$20,669	0.00 to 1.854%	$20,534	1.73 to 8.44%

Our cash balances at May 31, 2010 and February 28, 2010 include restricted cash of $0.72 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market. Due to continued Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash at an official exchange rate, and currently intends to use these balances to remain in-country and fund operations until such time as our applications are approved. We do not otherwise rely on these restricted funds as a source of liquidity.

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

Most of our cash equivalents and investments are in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk. In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18 to 36 years). Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days. Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand. However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security. The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature. ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our consolidated balance sheets.

At May 31, 2010 and February 28, 2010, we had cumulative pre-tax unrealized losses on our ARS of $1.63 and $1.87 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets, net of related tax effects of $0.55 and $0.64 million, respectively. The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions. During the three month period ended May 31, 2010, we liquidated $0.10 million of ARS at par. We did not liquidate any ARS during the three month period ended May 31, 2009.

Note 16 – Repurchase of Helen of Troy Common Stock

Under the latest program approved by our Board of Directors, as of May 31, 2010, we are authorized to purchase up to 1,280,650 shares of common stock in the open market or through private transactions. During the fiscal quarter ended May 31, 2010, there was no repurchase activity. During the fiscal quarter ended May 31, 2009, we repurchased and retired 47,648 shares of common stock at a total purchase price of $0.42 million, for an $8.80 per share average price. In addition to open market purchases, during the fiscal quarter ended May 31, 2009, our chief executive officer tendered 762,519 shares of common stock having a market value of $14.60 million as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at a price of $19.15 per share.

Note 17 – Share-Based Compensation Plans

We have options outstanding under two expired and two active share-based compensation plans. The Company recorded share-based compensation expense in SG&A for the three month periods ended May 31, 2010 and 2009, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2010	2009

Stock options	$407	$117
Employee stock purchase plan	-	-
Share-based payment expense	407	117
Less income tax benefits	(25)	(7)
Share-based payment expense, net of income tax benefits	$382	$110

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

A summary of option activity as of May 31, 2010, and changes during the three months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2010	2,899	$18.13	$6.57	4.06	$18,742
Granted	2	25.70
Exercised	(100)	(21.31)			554
Forfeited / expired	(27)	(21.02)
Outstanding at May 31, 2010	2,774	$17.99	$6.53	3.82	$22,201

Exercisable at May 31, 2010	2,179	$17.05	$6.02	3.06	$19,569

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2010.

OVERVIEW OF THE QUARTER’S RESULTS:

Our first fiscal quarter’s net sales revenue is generally the lowest net sales revenue volume quarter of each fiscal year.  Historically, we average approximately 22 percent of the year’s total net sales revenue in this quarter.  The retail environment showed some signs of improvement in the first two months of the quarter, however our major retailers results in May were weak to somewhat mixed.  Accordingly, we continue to remain cautious regarding our outlook as the economy starts to emerge from the global recession.  Overall, retail sales performance in Europe and Latin America continues to lag U.S. retail sales performance.

On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand.  We are rapidly integrating this acquisition into our operations.  Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category through its pioneering development of the 2-in-1 shampoo and conditioner combination technology.  Sure is one of the leading brands in the $1.7 billion U.S. anti-perspirant and deodorant category, well known for its product efficacy and value to both women and men. The acquisition is a significant addition to the Company’s grooming, skin care and hair care solutions product portfolio, but has required minimal additional staffing and infrastructure. We will market Pert Plus and Sure products primarily into retail trade channels.  Net sales revenue for the fiscal quarter ended May 31, 2010 includes two months of Pert Plus and Sure activity totaling $10.87 million.

Consolidated net sales revenue for the three month period ended May 31, 2010 increased 11.3 percent to $160.15 million, compared to $143.87 million for the same period last year.  Net sales revenue in our Personal Care segment was up 10.9 percent for the three month period ended May 31, 2010, when compared to the same period last year.  Growth in the segment came from an additional month of net sales revenue from the Infusium business when compared with the same period last year (which only included two months revenue, due to Infusium being acquired on March 31, 2009), and our recent acquisition of the Pert Plus and Sure business, which provided two months of net sales revenue.  We continue to expect that sales revenue performance in our Personal Care segment’s product lines will be heavily dependent on real improvements in employment, housing markets, and consumers’ personal finances.   Our Housewares segment continued its trend of double digit year-over-year quarterly net sales revenue growth.  Net sales revenue in our Housewares segment was up 12.3 percent for the three month period ended May 31, 2010, when compared to the same period last year.  While our Housewares segment has expanded distribution somewhat, new product introductions across the segment’s existing retail base continue to be the primary driver of growth.

In addition to our net sales revenue performance discussed above, highlights of the three month period ended May 31, 2010 include the following:

•     Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended May 31, 2010 increased 4.5 percentage points to 45.2 percent compared to 40.7 percent for the same period last year.  The improved margins were due to the impact of commodity price decreases in fiscal 2010 that continued to cycle through our cost of goods sold during the quarter, combined with a favorable change in sales mix as grooming, skin care and hair care solutions products with comparatively higher margins became a more significant portion of the Company’s overall net sales revenue.

•     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales revenue increased 3.4 percentage points to 30.7 percent for the three months ended May 31, 2010 compared to 27.3 percent for the same period last year.  SG&A for the fiscal quarter ended May 31, 2010 included a net foreign exchange loss of $0.54 million.  SG&A for the fiscal quarter ended May 31, 2009 included net foreign exchange gains of $2.63 million and an insurance claim gain of $0.54 million, which resulted in a net favorable impact to SG&A of $3.17 million.  Excluding the impact of these specified items from both periods, SG&A as a percentage of net sales revenue increased 0.9 percentage points to 30.4 percent for the fiscal quarter ended May 31, 2010 compared to 29.5 percent for the same period last year.  The remaining increase relates primarily to a year-over-year increase in advertising expense, higher intangible asset amortization as a result of recent acquisitions and certain transition service charges incurred in connection with the Pert Plus and Sure business acquisition.  SG&A excluding these items may be a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measure, on page 26.

•     For the three month period ended May 31, 2010, operating income before impairment charges as a percentage of net sales revenue increased 1.2 percentage points to $23.23 million compared to $19.19 million, for the same period last year.

•     For the three month period ended May 31, 2010, our net income was $18.39 million compared $14.51 million for the same period last year, an increase of 26.7 percent.  Our diluted earnings per share was $0.59 for the three month period ended May 31, 2010 compared to $0.47 for the same period last year, an increase of 25.5 percent.

RESULTS OF OPERATIONS

Comparison of the three month period ended May 31, 2010 to the same period ended May 31, 2009

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended May 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Sales revenue, net
Personal Care Segment	$112,228	$101,185	$11,043	10.9%	70.1%	70.3%
Housewares Segment	47,925	42,688	5,237	12.3%	29.9%	29.7%
Total sales revenue, net	160,153	143,873	16,280	11.3%	100.0%	100.0%
Cost of goods sold	87,726	85,364	2,362	2.8%	54.8%	59.3%
Gross profit	72,427	58,509	13,918	23.8%	45.2%	40.7%

Selling, general, and administrative expense	49,194	39,322	9,872	25.1%	30.7%	27.3%
Operating income before impairment	23,233	19,187	4,046	21.1%	14.5%	13.3%

Asset impairment charges	501	-	501	*	0.3%	0.0%
Operating income	22,732	19,187	3,545	18.5%	14.2%	13.3%

Other income (expense):
Nonoperating income (expense), net	170	442	(272)	-61.5%	0.1%	0.3%
Interest expense	(2,160)	(3,460)	1,300	-37.6%	-1.3%	-2.4%
Total other income (expense)	(1,990)	(3,018)	1,028	-34.1%	-1.2%	-2.1%
Income before income taxes	20,742	16,169	4,573	28.3%	13.0%	11.2%
Income tax expense	2,355	1,660	695	41.9%	1.5%	1.2%
Net income	$18,387	$14,509	$3,878	26.7%	11.5%	10.1%

*    Calculation is not meaningful

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended May 31, 2010 increased 11.3 percent to $160.15 million compared to $143.87 million for the same period last year. Our Personal Care segment contributed growth of $11.04 million, or 7.7 percentage points, to consolidated net sales revenue for the three month period ended May 31, 2010, when compared to the same period last year. Our Housewares segment contributed growth of $5.24 million, or 3.6 percentage points, to consolidated net sales revenue for the three month period ended May 31, 2010, when compared to the same period last year.

Impact of acquistions on net sales revenue:

Net sales revenue from acquisitions contributed 9.2 percentage points to our net sales revenue growth for the three month period ended May 31, 2010.  Net sales revenue from acquisitions included approximately one- and two-months of net sales revenue totaling $2.37 and $10.87 million, respectively, from our Infusium line of shampoos, conditioners, and leave-in hair treatments acquired on March 31, 2009, and our Pert Plus hair care and Sure anti-perspirant and deodorant product lines acquired on March 31, 2010.  Additional organic growth came from our core business (business owned and operated over the same fiscal period last year) which contributed 2.1 percentage points, or $3.04 million, for the three month period ended May 31, 2010, when compared to the same period last year.  This additional growth came from our Housewares segment.   The following table sets forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITION ON NET SALES REVENUE

(in thousands)

	Three Months Ended May 31,
	2010	2009

Prior year’s sales revenue, net	$143,873	$145,003

Components of net sales revenue change
Core business	3,044	(9,003)
Acquisitions (non-core business net sales revenue)	13,236	7,873
Change in sales revenue, net	16,280	(1,130)
Sales revenue, net	$160,153	$143,873

Total net sales revenue growth	11.3%	-0.8%
Core business	2.1%	-6.2%
Acquisitions	9.2%	5.4%

Impact of foreign currencies on net sales revenue:

During the three month periods ended May 31, 2010 and 2009, we transacted approximately 14 percent of our net sales revenues in foreign currencies. These were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three month period ended May 31, 2010, the impact of net foreign currency exchange rates increased our international net sales revenue by approximately $0.40 million.  The impact of these fluctuations primarily affected the Personal Care segment’s appliance category.

Segment net sales revenue:

We operate our business under two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and rechargeable lighting products.  The following table sets forth, for the periods indicated our net sales revenue and the impact of volume and price mix changes for each segment:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Quarter Ended May 31,		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$112,228	$101,185	$13,816	$(2,773)	$11,043	13.7%	-2.7%	10.9%
Housewares	47,925	42,688	6,044	(807)	5,237	14.2%	-1.9%	12.3%
Total sales revenue, net	$160,153	$143,873	$19,860	$(3,580)	$16,280	13.8%	-2.5%	11.3%

Personal Care Segment - Net sales revenue in the Personal Care segment for the first quarter of fiscal 2011 increased $11.04 million, or 10.9 percent, to $112.23 million compared with $101.19 million for the same period last year.  Net sales revenue increases came primarily in the grooming, skin care, and hair care solutions category.  Growth in the segment came from an additional month of net sales revenue from the Infusium business when compared with the same period last year (which only included two months revenue, due to Infusium being acquired on March 31, 2009), and our recent acquisition of the Pert Plus and Sure business, which provided two months of net sales revenue.  Sales of appliances and accessories declined when compared to the same period last year.  Their net sales revenue continues to be negatively impacted by cautious consumer spending, which includes an overall shift by consumers to spending on lower price point personal care items.

We continue to expect that net sales revenue performance in our Personal Care segment’s will be heavily dependent on real improvements in employment, housing markets, and consumers’ personal finances.

Housewares Segment – Net sales revenue in the Housewares segment for the first quarter of fiscal 2011 increased $5.24 million, or 12.3 percent, to $47.93 million compared with $42.69 million for the same period last year.  While our Housewares segment has expanded distribution somewhat, new product introductions across the segment’s existing retail base continues to be the primary driver of growth.   Additional new product introductions, namely our OXO tot infant and toddler feeding, cleaning and bathing products and our OXO Good Grips line of interlocking deep drawer plastic storage bins, will ship during the second half of fiscal 2011.

The Housewares segment’s performance continues to demonstrate resistance to recessionary trends; however, future net sales revenue growth in this segment of our business will be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  Domestically, our Housewares segment’s market opportunities are maturing and its current customer base amongst all tiers of retailers is extensive.  Accordingly, we remain cautious about our ability to maintain this same pace of net sales revenue growth in the foreseeable future.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended May 31, 2010  increased 4.5 percentage points to 45.2 percent compared to 40.7 percent for the same period last year.

Gross profit margin improvement for the three month period ended May 31, 2010 was primarily due to:

•                  the impact of commodity price decreases in fiscal 2010 that continue to cycle through cost of sales; and

•                  a change in sales mix as grooming, skin care and hair care solutions products with comparatively higher margins became a more significant portion of the Company’s overall net sales revenue, particularly as a result of our more recent brand acquisitions.

Our product sourcing mix is heavily dependent on imports from China.  China has stated that it will move its currency off a peg to the U.S. dollar, which will likely result in an appreciation move and increase our product costs over time.  In addition, there has been upward pressure on raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the expectation of sustained gross profit margin improvement throughout the remainder of fiscal 2011.

Selling, general and administrative expense:

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

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended May 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

SG&A, as reported	$49,194	$39,322	$9,872	25.1%	30.7%	27.3%
Foreign exchange gains (loss)	(540)	2,626	(3,166)	*	-0.3%	1.8%
Insurance claim gains	-	544	(544)	*	0.0%	0.4%
SG&A, without specified items	$48,654	$42,492	$6,162	14.5%	30.4%	29.5%

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

For the fiscal quarter ended May 31, 2010, SG&A reported in our consolidated condensed statement of income as a percentage of net sales revenue increased 3.4 percentage points to 30.7 percent compared to 27.3 percent for the same period last year.  SG&A for the fiscal quarter ended May 31, 2010 included net foreign exchange loss of $0.54 million.  SG&A for the fiscal quarter ended May 31, 2009 included net foreign exchange gains of $2.63 million and an insurance claim gain of $0.54 million, which resulted in a net favorable impact to SG&A of $3.17 million.  The preceding table shows the impact of excluding these specified items from both periods.  Without the specified items, SG&A as a percentage of net sales revenue increased 0.9 percentage points to 30.4 percent for the fiscal quarter ended May 31, 2010 compared to 29.5 percent for the same period last year.  The remaining increase relates primarily to a year-over-year increase in advertising expense, higher intangible asset amortization as a result of recent acquisitions and certain transition service charges incurred in connection with the Pert Plus and Sure business acquisition.  The transition service charge expenses ended in June 2010, as the Pert Plus and Sure business operations were integrated into the Company by that time.

Operating income by segment before impairment:

The following table sets forth, for the periods indicated, our operating income before impairment charges by segment, as a year-over-year percentage change, and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT BEFORE IMPAIRMENT

(dollars in thousands)

	Quarter Ended May 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Personal Care	$13,583	$10,593	$2,990	28.2%	12.1%	10.5%
Housewares	9,650	8,594	1,056	12.3%	20.1%	20.1%
Total operating income before impairment	$23,233	$19,187	$4,046	21.1%	14.5%	13.3%

The Personal Care segment’s operating income before impairment charges increased $2.99 million, or 28.2 percent, for the fiscal quarter ended May 31, 2010, when compared to the same period last year.  The improvement was due to an overall improvement in gross margin combined with the favorable impact of the Pert Plus, Sure, and Infusium acquisitions on the sales and profitability of our domestic grooming, skin care and hair care solutions products business.

The Housewares segment’s operating income before impairment charges increased $1.06 million, or 12.3 percent, for the fiscal quarter ended May 31, 2010, when compared to the same period last year. The increase in operating income is principally due to an increase in net sales revenue of $5.24 million over the same three month period last year and gross margin improvements.

Operating income before impairment charges for each operating segment is computed based on net sales revenue, less cost of goods sold and any SG&A associated with the segment, not including impairment charges. The SG&A used to compute each segment’s operating income includes SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.

Impairment Charges:

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount.

As a result of its testing during the fiscal quarter ended May 31, 2010, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to an indefinite lived trademark in our Personal Care segment which was written down to its fair value, determined on the basis of future discounted cash flows using the relief from royalty method.

Interest expense and nonoperating income (expense), net:

Interest expense for the three month period ended May 31, 2010 was $2.16 million compared to $3.46 million for the same period last year.  Interest expense was lower when compared to the previous period primarily due to lower outstanding debt.

Nonoperating income (expense), net, for the three month period ended May 31, 2010 was $0.17 million compared to $0.44 million for the same period last year.

The following table sets forth, for the periods indicated, the key components of other income and expense, as a year-over-year percentage change and as a percentage of net sales revenue:

NONOPERATING INCOME (EXPENSE), NET

(dollars in thousands)

	Quarter Ended May 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Interest income	$138	$213	$(75)	-35.2%	0.1%	0.1%
Unrealized gains on securities	-	215	(215)	*	0.0%	0.1%
Miscellaneous other income (expense)	32	14	18	*	0.0%	0.0%
Total nonoperating income (expense), net	$170	$442	$(272)	-61.5%	0.1%	0.3%

*    Calculation is not meaningful

Interest income was lower for the three month period ended May 31, 2010, when compared to the same period last year due primarily to lower interest rates earned.

Income tax expense:

Income tax expense for the three month period ended May 31, 2010 was 11.4 percent of income before income taxes compared to 10.3 percent for the same period last year.  The fluctuations in our effective tax rate, when significant for the periods under comparison, are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

In April 2010, the IRS concluded its audit of the Company’s 2007 and 2008 tax returns.  No adjustments were made to either year’s tax returns.

Net income:

Our net income was $18.39 million for the three month period ended May 31, 2010 compared to $14.51 million for the same period last year, an increase of 26.7 percent.  Our diluted earnings per share was $0.59 for the three month period ended May 31, 2010 compared to $0.47 per share for the same period last year, an increase of 25.5 percent.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the three month periods ended May 31, 2010 and 2009 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended May 31,
	2010	2009

Accounts Receivable Turnover (Days) (1)	65.0	68.4
Inventory Turnover (Times) (1)	2.6	2.2
Working Capital (in thousands)	$214,408	$187,403
Current Ratio	3.1 : 1	2.2 : 1
Debt to Equity Ratio (2)	22.1%	40.6%
Return on Average Equity (1)	13.4%	-8.6%

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

Operating activities:

Operating activities provided $4.85 million of cash during the first three months of fiscal 2011, compared to $10.36 million of cash provided during the same period in fiscal 2010.  The decrease in operating cash flow was primarily due to the timing of fluctuations in working capital components, particularly an increase in inventory and decrease in accrued expenses, when compared year-over-year.

Accounts receivable increased $5.65 million to $115.37 million as of May 31, 2010, compared to $109.72 million at the end of fiscal 2010.  The increase was due to trade receivables acquired with the Pert Plus and Sure business.  Accounts receivable turnover improved to 65.0 days at May 31, 2010 from 68.4 days at May 31, 2009.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $10.99 million to $135.01 million as of May 31, 2010, compared to $124.02 million at the end of fiscal 2010.  Inventory turnover improved to 2.6 times at May 31, 2010 compared to 2.2 times at May 31, 2009.  The increase in inventories reflects a normal seasonal build up in anticipation of our heavy shipping season which begins in early August and continues through November.  The inventory increase also includes the initial addition of $4.89 million in Pert Plus and Sure inventory acquired on March 31, 2010.

Working capital increased to $214.41 million at May 31, 2010, compared to $187.40 million at May 31, 2009.  Our current ratio increased to 3.1:1 at May 31, 2010, compared to 2.2:1 at May 31, 2009. The increase in our working capital and current ratio was primarily caused by the payoff of our $75 million, 5 year Senior Notes that matured in June 2009, which were classified as a current liability at May 31, 2009.  This increase was partially offset by a reduction in inventories at May 31, 2010 compared to May 31, 2009.

Investing activities:

Investing activities used $69.65 million of cash during the three months ended May 31, 2010. Highlights of those activities follow:

•                  In addition to certain capital assets acquired in connection with the Pert Plus hair care and Sure anti-perspirant and deodorant  acquisition discussed immediately below, we spent $0.31 million on molds and tooling, $0.23 million on information technology infrastructure and $0.18 million on the development of new patents.

•                  We used $69.00 million of cash to acquire accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, less certain product related operating accruals and other current liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC.

•                  We liquidated $0.10 million of ARS at par.

Financing activities:

Financing activities provided $2.20 million of cash during the three months ended May 31, 2010.  This includes cash and related tax benefits, resulting from employee and director exercises of options to purchase 99,475 shares of common stock for cash.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a Revolving Line of Credit Agreement (“RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50.00 million, subject to certain limitations as discussed below.  For additional information regarding the terms and conditions of the RCA, see Note 10 to the accompanying consolidated condensed financial statements of this quarterly report on Form 10-Q.

As of May 31, 2010, we had an aggregate principal balance of $134.00 million of Senior Notes with varying maturities due through June 2014.  A principal payment of $3.00 million will be made on our fixed rate, 7.24 percent Senior Note in July 2010.

All of our long-term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited, and/or certain subsidiaries on a joint and several basis.  Our RCA and other debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels, and contain other customary covenants.  As of May 31, 2010, our debt agreements effectively limited our ability to incur more than $286.15  million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limits our ability to repurchase our common stock.  As of May 31, 2010, we were in compliance with the terms of the RCA and our other debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at May 31, 2010, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2011	2012	2013	2014	2015	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$9,000	$3,000	$3,000	$3,000	$-	$-	$-
Term debt - floating rate (1)	125,000	-	50,000	-	-	75,000	-
Long-term incentive plan payouts	3,410	1,753	1,397	260	-	-	-
Interest on floating rate debt (1)	21,596	7,453	4,753	4,507	4,507	376	-
Interest on fixed rate debt	733	462	244	27	-	-	-
Open purchase orders	107,837	107,837	-	-	-	-	-
Minimum royalty payments	71,208	6,467	5,968	5,669	5,187	4,885	43,032
Advertising and promotional	82,219	11,826	6,186	6,009	5,483	5,374	47,341
Operating leases	11,385	2,040	1,679	1,374	1,336	1,199	3,757
Total contractual obligations (2)	$432,388	$140,838	$73,227	$20,846	$16,513	$86,834	$94,130

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

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2010, we have recorded a provision for our uncertain tax positions of $1.79 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

As of May 31, 2010, we have no outstanding borrowings and $0.20 million of open letters of credit under our RCA.

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common stock, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

The Company may elect to repurchase additional common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2010. There have been no material changes to the Company’s critical accounting policies from the information provided in our Form 10-K.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2010 and 2009, approximately 14 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of May 31, 2010 is both floating and fixed.  Fixed rates are in place on $9 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 13 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

Our levels of debt, certain additional draws against our RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile. We manage our floating rate debt using interest rate swaps (the “swaps”).  As of May 31, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.29 percent as of May 31, 2010 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap fully offset the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered highly effective.

The following table summarizes the fair values of our various derivative instruments at May 31, 2010 and February 28, 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

May 31, 2010
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2011	£7,700	$1,141	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2011	$12,000	$357	$-	$-
Foreign currency contracts - sell Euros	Cash flow	2/2011	€3,800	$499	$-	$-
Subtotal				1,997	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	4,489	6,928
Total fair value				$1,997	$4,489	$6,928

February 28, 2010
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-
Subtotal				795	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	4,951	7,070
Total fair value				$795	$4,951	$7,070

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

Risks inherent in cash, cash equivalents, and investment holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Long-term investments consist of AAA rated ARS.  The following table summarizes our cash, cash equivalents, and long-term investments we held at May 31, 2010 and February 28, 2010:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)
	May 31, 2010		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$9,128	0.00 to 1.65%	$6,234	0.00 to 2.00%
Cash, interest and non-interest-bearing accounts - restricted	721	0.00 to 1.75%	1,053	0.00 to 2.50%
Commercial paper	33,714	0.15 to 0.22%	88,822	0.03 to 0.18%
Money market funds	4,041	0.09 to 3.98%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$47,604		$110,208

Long-term investments - auction rate securities	$20,669	0.00 to 1.854%	$20,534	1.73 to 8.44%

Our cash balances at May 31, 2010 and February 28, 2010 include restricted cash of $0.72 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances are primarily a result of favorable operating cash flows within the Venezuelan market.  Due to continued Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company has not yet received approval of its applications to repatriate this cash at an official exchange rate, and currently intends to use these balances to remain in-country and fund operations until such time as our applications are approved.  We do not otherwise rely on these restricted funds as a source of liquidity.

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

Most of our cash equivalents and investments are in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18 to 36 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our accompanying consolidated condensed balance sheets.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2010 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others:

•                  the departure and recruitment of key personnel;

•                  our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•                  our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2010. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2010, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2010.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the latest program approved by our Board of Directors, as of May 31, 2010, we are authorized to purchase up to 1,280,650 shares of common stock in the open market or through private transactions.   During the fiscal quarter ended May 31, 2010, we did not repurchase any common stock on the open market.

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 9, 2010	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: July 9, 2010	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: July 9, 2010	/s/ Richard J. Oppenheim
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