Form 10-Q
period 2010-08-31
HELEN OF TROY LTD
filed 2010-10-06
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 4, 2010
Common Shares, $0.10 par value, per share	30,635,477 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (unaudited)
(in thousands, except shares and par value)
	August 31,	February 28,
	2010	2010

Assets
Asset, current:
Cash and cash equivalents	$49,069	$110,208
Derivative assets, current	1,071	795
Receivables - principally trade, less allowances of $3,723 and $3,346	122,313	109,722
Inventory, net	167,500	124,021
Prepaid expenses	4,577	2,485
Income taxes receivable	-	597
Deferred tax assets, net	12,093	11,526
Total assets, current	356,623	359,354

Property and equipment, net of accumulated depreciation of $61,607 and $58,464	80,233	82,113
Goodwill	201,542	185,937
Other intangible assets, net of accumulated amortization of $30,698 and $33,449	220,356	177,124
Other assets, net of accumulated amortization of $3,940 and $3,825	30,949	30,205
Total assets	$889,703	$834,733

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable, principally trade	$48,227	$35,005
Accrued expenses and other current liabilities	67,621	67,289
Income taxes payable	145	-
Long-term debt, current maturities	53,000	3,000
Total liabilities, current	168,993	105,294

Deferred compensation liability	3,473	3,758
Other liabilities, noncurrent	739	75
Deferred tax liabilities, net	1,006	1,202
Long-term debt, excluding current maturities	78,000	131,000
Liability for uncertain tax positions	1,829	2,562
Derivative liabilities, noncurrent	8,272	7,070
Total liabilities	262,312	250,961

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 30,623,427 and 30,571,813 shares issued and outstanding	3,062	3,057
Additional paid in capital	124,351	120,761
Accumulated other comprehensive loss	(8,890)	(8,574)
Retained earnings	508,868	468,528
Total stockholders’ equity	627,391	583,772
Total liabilities and stockholders’ equity	$889,703	$834,733

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income (unaudited)
(in thousands, except per share data)
	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Sales revenue, net	$174,823	$162,193	$334,976	$306,066
Cost of goods sold	94,547	93,299	182,273	178,663
Gross profit	80,276	68,894	152,703	127,403

Selling, general, and administrative expense	52,621	48,250	101,815	87,572
Operating income before impairment	27,655	20,644	50,888	39,831

Asset impairment charges	-	900	501	900
Operating income	27,655	19,744	50,387	38,931

Nonoperating income (expense), net	164	361	334	803
Interest expense	(2,136)	(2,587)	(4,296)	(6,047)
Income before income taxes	25,683	17,518	46,425	33,687

Income tax expense (benefit):
Current	3,485	1,858	5,174	1,298
Deferred	(1,275)	(251)	(609)	1,969
Net income	$23,473	$15,911	$41,860	$30,420

Earnings per share:
Basic	$0.77	$0.53	$1.37	$1.01
Diluted	$0.75	$0.51	$1.34	$0.99

Weighted average shares of common stock used in computing net earnings per share:
Basic	30,642	30,098	30,637	29,989
Diluted	31,230	30,920	31,292	30,749

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)
	Six Months Ended August 31,
	2010	2009

Net cash provided by operating activities:
Net income	$41,860	$30,420
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,306	7,933
Provision for doubtful receivables	(49)	344
Share-based compensation	1,145	831
Intangible asset impairment charges	501	900
Loss on the sale of property and equipment	49	33
Realized and unrealized gain on investments	-	(421)
Deferred income taxes and tax credits	(661)	1,934
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables	(3,953)	(13,111)
Inventories	(38,592)	15,784
Prepaid expenses	(1,700)	(978)
Other assets	(1,061)	(298)
Accounts payable	7,954	393
Accrued expenses and other current liabilities	(2,192)	6,548
Accrued income taxes	172	397
Net cash provided by operating activities	11,779	50,709

Net cash used in investing activities:
Capital, license, trademark, and other intangible expenditures	(1,999)	(1,581)
Proceeds from the sale of property and equipment	63	44
Proceeds from sale of investments	200	1,074
Payments to acquire businesses	(69,000)	(60,000)
Net cash used in investing activities	(70,736)	(60,463)

Net cash used in financing activities:
Repayment of long-term debt	(3,000)	(78,000)
Proceeds from exercise of stock options, employee stock purchases and excess tax benefits	2,617	866
Payment of tax obligations resulting from cashless option exercise	-	(2,712)
Payments for repurchases of common stock	(1,799)	(419)
Net cash used in financing activities	(2,182)	(80,265)
Net decrease in cash and cash equivalents	(61,139)	(90,019)
Cash and cash equivalents, beginning balance	110,208	102,675
Cash and cash equivalents, ending balance	$49,069	$12,656

Supplemental cash flow information:
Interest paid	$4,208	$6,570
Income taxes paid, net of refunds	$4,943	$1,005
Value of common stock received as exercise price of options	$-	$11,992

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

August 31, 2010

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2010 and February 28, 2010, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2010 and 2009. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2010, and our other reports on file with the Securities and Exchange Commission (“SEC”).  In some cases, we have provided additional information for prior periods in the accompanying notes to consolidated condensed financial statements to conform to the current period’s presentation.  In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”

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

The effect of dilutive securities was approximately 588,000 and 654,500 shares of common stock for the three- and six-month periods ended August 31, 2010, respectively, and 821,700 and 760,700 shares of common stock for the three- and six-month periods ended August 31, 2009, respectively.   Options for common stock that were antidilutive totaled approximately 852,300 and 666,900 for the three- and six-month periods ended August 31, 2010, respectively, and 1,609,400 and 1,680,400 for the three- and six-month periods ended August 31, 2009, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income, net of tax, for the periods covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME
(in thousands)
	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Net income	$23,473	$15,911	$41,860	$30,420
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	(1,141)	393	(742)	1,183
Cash flow hedges - foreign currency, net of tax (2)	(443)	(153)	429	(867)
Unrealized gain (loss) - auction rate securities, net of tax (3)	(158)	824	(2)	370
Comprehensive income, net of tax	$21,731	$16,975	$41,545	$31,106

The components of accumulated other comprehensive loss, net of tax, for the periods covered by our consolidated condensed balance sheets are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS
(in thousands)
	August 31,	February 28,
	2010	2010

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(8,676)	$(7,934)
Unrealized holding gains on cash flow hedges - foreign currency, net of tax (2)	1,021	592
Temporary impairment loss on auction rate securities, net of tax (3)	(1,235)	(1,232)
Total accumulated other comprehensive loss	$(8,890)	$(8,574)

(1)

The change in unrealized loss on interest rate swap cash flow hedges is recorded net of tax expense (benefits) of ($0.59) and ($0.38) million for the three- and six-month periods ended August 31, 2010, respectively, and $0.20 and $0.61 million for the three- and six-month periods ended August 31, 2009, respectively. The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss includes net deferred tax benefits of $4.47 and $4.09 million at August 31, 2010 and February 28, 2010, respectively.

(2)

The change in unrealized gain (loss) on foreign currency cash flow and ordinary hedges is recorded net of tax expense (benefits) of ($0.18) and $0.23 million for the three- and six-month periods ended August 31, 2010, respectively, and ($0.06) and ($0.37) million for the three- and six-month periods ended August 31, 2009, respectively. The unrealized holding gain on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax expense of $0.47 and $0.24 million at August 31, 2010 and February 28, 2010, respectively.

(3)

The change in temporary impairment loss on auction rate securities is recorded net of tax expense (benefits) of ($0.08) and $0.00 million for the three- and six-month periods ended August 31, 2010, respectively, and $0.42 and $0.19 million for the three- and six-month periods ended August 31, 2009, respectively. The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.64 million at August 31, 2010 and February 28, 2010.

Note 6 – Segment Information

In the tables that follow, we present two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products and baby-toddler products.  We use third-party manufacturers to produce our goods.  Both our Personal Care and Housewares segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells through beauty supply retailers and wholesalers.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

(in thousands)

	Personal
August 31, 2010	Care	Housewares	Total

Net sales	$ 119,119	$ 55,704	$ 174,823
Operating income before impairment	14,743	12,912	27,655
Asset impairment charges	-	-	-
Operating income	14,743	12,912	27,655
Capital, license, trademark and other intangible expenditures	625	588	1,213
Depreciation and amortization	2,641	1,582	4,223

	Personal
August 31, 2009	Care	Housewares	Total

Sales revenue, net	$ 111,627	$ 50,566	$ 162,193
Operating income before impairment	9,319	11,325	20,644
Asset impairment charges	900	-	900
Operating income	8,419	11,325	19,744
Capital, license, trademark and other intangible expenditures	163	767	930
Depreciation and amortization	2,695	1,360	4,055

SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

(in thousands)

	Personal
August 31, 2010	Care	Housewares	Total

Net sales	$ 231,347	$ 103,629	$ 334,976
Operating income before impairment	28,326	22,562	50,888
Asset impairment charges	501	-	501
Operating income	27,825	22,562	50,387
Capital, license, trademark and other intangible expenditures	921	1,078	1,999
Depreciation and amortization	5,230	3,076	8,306

	Personal
August 31, 2009	Care	Housewares	Total

Sales revenue, net	$ 212,812	$ 93,254	$ 306,066
Operating income before impairment	19,912	19,919	39,831
Asset impairment charges	900	-	900
Operating income	19,012	19,919	38,931
Capital, license, trademark and other intangible expenditures	282	1,299	1,581
Depreciation and amortization	5,198	2,735	7,933

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income includes SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We do not allocate nonoperating income (expense), interest expense, or income taxes to operating segments.  The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT AUGUST 31, 2010 AND FEBRUARY 28, 2010

(in thousands)

	Personal
	Care	Housewares	Total

August 31, 2010	$518,224	$371,479	$889,703
February 28, 2010	483,106	351,627	834,733

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2010	2010

Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,056	65,117
Computer and other equipment	3 - 10	45,914	46,088
Tools, dies and molds	1 - 3	11,248	9,573
Transportation equipment	3 - 5	153	240
Furniture and fixtures	5 - 15	8,566	8,532
Construction in process	-	1,830	1,954
Information system under development	-	-	-
Property and equipment, gross		141,840	140,577
Less accumulated depreciation		(61,607)	(58,464)
Property and equipment, net		$80,233	$82,113

Depreciation expense was $2.04 and $4.10 million for the three- and six- month periods ended August 31, 2010, respectively, and $2.48 and $4.94 million for the three- and six- month periods ended August 31, 2009, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.45 and $1.02 million for the three- and six- month periods ended August 31, 2010, respectively, and $0.58 and $1.15 million for the three- and six- month periods ended August 31, 2009, respectively.

Note 8 – Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal 2011 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2011.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to an indefinite-lived trademark in our Personal Care segment that was written down to its fair value, determined on the basis of future discounted cash flows using the relief from royalty method.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

GOODWILL AND INTANGIBLE ASSETS
(in thousands)

	August 31, 2010				February 28, 2010
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description / Life	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,901	$(46,490)	$-	$35,411	$66,296	$(46,490)	$-	$19,806
Trademarks - indefinite	76,203	-	-	76,203	53,054	-	-	53,054
Trademarks - finite	338	-	(248)	90	338	-	(245)	93
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	19,564	-	(15,164)	4,400	24,196	-	(19,495)	4,701
Other intangibles - finite	49,401	-	(6,068)	43,333	26,286	-	(4,049)	22,237
Total Personal Care	237,707	(46,490)	(21,480)	169,737	180,470	(46,490)	(23,789)	110,191

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,554	-	-	75,554	75,554	-	-	75,554
Other intangibles - finite	19,694	-	(9,218)	10,476	20,845	-	(9,660)	11,185
Total Housewares	261,379	-	(9,218)	252,161	262,530	-	(9,660)	252,870

Total	$499,086	$(46,490)	$(30,698)	$421,898	$443,000	$(46,490)	$(33,449)	$363,061

Intangible asset activity for the six month period ended August 31, 2010 was as follows:

•     Personal Care segment: During the three month period ended May 31, 2010, we recorded $63.13 million of intangible assets, net of certain acquisition adjustments, in connection with our acquisition of the Pert Plus and Sure products business (as discussed further in Note 9), and a non-cash impairment charge of $0.50 million against the carrying value of an indefinite-lived trademark.  During the three- and six-month periods ended August 31, 2010, we recorded $0.02 and 0.24 million, respectively in acquisition adjustment reductions related to the Pert Plus and Sure products business.  In addition, during the three month period ended August 31, 2010, we recorded adjustments to remove certain fully amortized license agreements and other intangibles with a gross carrying value of $5.39 million.

•     Housewares segment:  During the three- and six- month periods ended August 31, 2010, we recorded adjustments to remove certain fully amortized patents having a gross carrying value of $0.10 and $0.86 million, respectively.  During the three month period ended August 31, 2010, we recorded adjustments to remove certain fully amortized other intangibles with a gross carrying value of $0.59 million.  We also recorded new patent development costs of $0.12 and $0.30 million for the three- and six- month periods ended August 31, 2010, respectively.

The following table summarizes the amortization expense attributable to intangible assets for the three- and six- month periods ended August 31, 2010 and 2009, respectively, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2011 through 2016.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)

Aggregate Amortization Expense
For the three months ended

August 31, 2010	$2,118
August 31, 2009	$1,515

Aggregate Amortization Expense
For the six months ended

August 31, 2010	$4,089
August 31, 2009	$2,785

Estimated Amortization Expense
For the fiscal years ended

February 2011	$8,144
February 2012	$8,053
February 2013	$8,020
February 2014	$7,555
February 2015	$7,479
February 2016	$7,295

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

We have accounted for the acquisition as the purchase of a business and have recorded the excess purchase price as goodwill. All of the goodwill is held in jurisdictions that do not allow deductions for tax purposes. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected average lives of approximately 8.2 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Pert Plus and Sure products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Pert Plus and Sure acquisition consists largely of the distribution network, marketing synergies and economies of scale expected to occur from the addition of the new product line.

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined under U.S. generally accepted accounting principles (“GAAP”). Key assumptions included various discount rates based upon a 15.8 percent weighted average cost of capital, royalty rates of 5 percent used in the determination of trademark values and customer attrition rates of 11.5 percent per year used in the determination of customer list values.

The impact of the Pert Plus and Sure acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the three- and six-month periods ended August 31, 2010 was as follows:

PERT PLUS AND SURE - IMPACT ON CONSOLIDATED CONDENSED STATEMENT OF INCOME
March 31, 2010 (Acquisition Date) through August 31, 2010
(in thousands, except per share data)

	Periods Ended August 31, 2010
	Three Months	Six Months

Sales revenue, net	$19,958	$30,829
Net income	3,936	6,035

Earning per share impact
Basic	$0.13	$0.20
Diluted	$0.13	$0.19

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

PERT PLUS AND SURE - PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME
As if the Acquisition Had Been Completed at the Beginning of Each Period
(in thousands, except per share data)
	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Sales revenue, net	$174,823	$180,610	$340,607	$343,339
Net income	23,473	20,012	42,957	38,225

Earning per share impact
Basic	$0.77	$0.66	$1.40	$1.27
Diluted	$0.75	$0.65	$1.37	$1.24

Infusium 23 Acquisition - On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill and formulas for Infusium 23 (“Infusium”) hair care products from The Procter & Gamble Company for a cash purchase price of $60 million, which we paid with cash on hand.  We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. All of this goodwill is held in jurisdictions that do not allow deductions for tax purposes. We completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected lives of 9.0 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Infusium products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the Infusium acquisition consists largely of the distribution network, marketing synergies and economies of scale expected to occur from the addition of the new product line. The following schedule presents the acquisition date fair value of the net assets of Infusium:

INFUSIUM 23 - BRAND ASSETS ACQUIRED ON MARCH 31, 2009

(in thousands)

Goodwill	$19,700
Trademarks	18,700
Patent rights	600
Customer list	21,000
Total assets acquired	$60,000

Note 10 – Short Term Debt

We have a Revolving Line of Credit Agreement (the “RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million, subject to certain limitations as discussed below. The commitment under the RCA terminates on December 15, 2013.  Borrowings under the RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the “Leverage Ratio” at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, upon our timely election, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 percent to 1.75 percent based upon the “Leverage Ratio” (as defined in the RCA) at the time of the borrowing. We incur loan commitment fees at a current rate of 0.20 percent per annum on the unused balance of the RCA and letter of credit fees at a current rate of 1.25 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability dollar for dollar.  As of August 31, 2010, there were no revolving loans and $0.20 million of open letters of credit outstanding against this facility.

The RCA contains certain covenants and formulas that limit our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. As of August 31, 2010, our loan covenants effectively limited our ability to incur more than $296.41 million of additional debt from all sources, including draws on our RCA.  The RCA is guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited and certain subsidiaries.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase shares of our common stock.  As of August 31, 2010, we were in compliance with the terms of the RCA and our other debt agreements.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)
	August 31,	February 28,
	2010	2010

Accrued defectives, discounts and allowances	$21,548	$20,758
Accrued compensation	11,267	17,888
Accrued advertising	11,283	6,862
Accrued interest	1,359	1,339
Accrued royalties	3,768	3,612
Accrued professional fees	839	730
Accrued benefits and payroll taxes	1,536	1,170
Accrued freight	2,675	1,398
Accrued property, sales and other taxes	2,429	879
Derivative liabilities, current	4,874	4,951
Other	6,043	7,702
Total accrued expenses and other current liabilities	$67,621	$67,289

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. Future actions by taxing authorities may result in tax liabilities that are significantly higher than the reserves established, which could have a material adverse effect on our consolidated results of operations or cash flows.  Additionally, the U.S. government is currently considering several alternative proposed changes in the tax law that, if enacted, could increase our overall effective tax rate.

Note 13 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)
	Original
	Interest	Interest		August 31	February 28,
	Borrowed	Rates	Matures	2010	2010

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$6,000	$9,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				131,000	134,000
Less current maturities of long-term debt				(53,000)	(3,000)
Long-term debt, excluding current maturities				$78,000	$131,000

(1)       Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 15.

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants. As of August 31, 2010, our debt agreements effectively limited our ability to incur more than $296.41 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common stock.  As of August 31, 2010, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)
	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Interest and commitment fees	$601	$950	$1,169	$2,316
Deferred finance costs	57	61	114	212
Interest rate swap settlements, net	1,477	1,576	3,012	3,519
Total interest expense	$2,136	$2,587	$4,296	$6,047

Note 14 – Fair Value

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value or measured for disclosure purposes on a recurring basis as of August 31, 2010 and February 28, 2010:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	August 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$25,864	$25,864	$-	$-
Commercial paper	14,810	14,810	-	-
Trading securities	-	-	-	-
Auction rate securities	20,330	-	-	20,330
Foreign currency contracts	1,420	-	1,420	-
Total assets	$62,424	$40,674	$1,420	$20,330

Liabilities:
Long-term debt - fixed rate (1)	$6,475	$-	$6,475	$-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	13,146	-	13,146	-
Total liabilities	$144,621	$-	$144,621	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$14,099	$14,099	$-	$-
Commercial paper	88,822	88,822	-	-
Auction rate securities	20,534	-	-	20,534
Foreign currency contracts	795	-	795	-
Total assets	$124,250	$102,921	$795	$20,534

Liabilities:
Long-term debt - fixed rate (1)	$9,600	$-	$9,600	$-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	12,021	-	12,021	-
Total liabilities	$146,621	$-	$146,621	$-

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at August 31, 2010 was computed using a discounted cash flow analysis and discount rate of 2.03 percent.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six- month periods ended August 31, 2010:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Periods Ended August 31, 2010
	Three Months	Six Months

Balance at beginning of period	$20,669	$20,534
Total gains (losses):
Included in other comprehensive income - unrealized	(239)	(4)
Sales at par	(100)	(200)
Balance at end of period	$20,330	$20,330

Cumulative unrealized losses relating to assets still held at the reporting date, net of taxes		$(1,234)

In connection with our annual impairment testing during the fiscal quarter ended May 31, 2010, we recorded a non-cash impairment charge of $0.50 million against the carrying value of indefinite-lived trademark in our Personal Care segment, which we classify as a nonrecurring Level 3 asset.  The indefinite lived trademark was written down to its fair value of $5.60 million, determined on the basis of future discounted cash flows using the relief from royalty method.

Note 15 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and six- month periods ended August 31, 2010, approximately 11 and 12 percent, respectively, of our net sales revenue were in foreign currencies. During the three- and six- month periods ended August 31, 2009, approximately 15 percent of our net sales revenue were in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. For the three- and six- month periods ended August 31, 2010, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.63 and $0.09 million, respectively, in SG&A and ($0.01) and $0.14 million, respectively, in income tax expense.  For the three- and six-month periods ended August 31, 2009, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.66 and $3.29 million, respectively, in SG&A and ($0.01) and $0.11 million, respectively, in income tax expense.

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

Venezuela has recently experienced currency instability driven by a highly inflationary economy, government restrictions on cash transfers out of the country and a recent devaluation.  Our method of foreign currency translation has always required us to remeasure foreign monetary assets at the current exchange rates with all exchange gains or losses recognized in our income statement.  The exchange rate we use to remeasure Venezuelan activity is currently the official exchange rate of 4.30 Bolivares Fuertes to $1.  At August 31, 2010, the Company included in its consolidated condensed balance sheet $2.96 million in total assets and $2.72 million in net assets from its Venezuelan operations.  Net assets are primarily working capital.  It is unclear to us whether the current restrictions on transfers of cash out of Venezuela is other than temporary; however, we believe it appropriate to classify these assets and liabilities as current items in our consolidated condensed balance sheets since they support current operations within the country.

Interest Rate Risk – Interest on our long-term debt outstanding as of August 31, 2010 is both floating and fixed. Fixed rates are in place on $6 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 13, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”). As of August 31, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively. In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.53 percent as of August 31, 2010 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap fully offset the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered highly effective.

The following tables summarize the fair values of our various derivative instruments at August 31, 2010 and February 28, 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

August 31, 2010
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2011	£6,700	$561	$-	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2011	$12,000	228	348	-	-
Currency contracts - sell Euros	Cash flow	2/2011	€3,000	283	-	-	-
Subtotal				1,072	348	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,874	8,272
Total fair value				$1,072	$348	$4,874	$8,272

February 28, 2010
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-	-
Subtotal				795	-	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,951	7,070
Total fair value				$795	$-	$4,951	$7,070

The pre-tax effect of derivative instruments for the three- and six-month periods ended August 31, 2010 and 2009 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

Three Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2010	2009	Location	2010	2009	Location	2010	2009

Currency contracts - ordinary and
cash flow hedges	$ (480)	$ (202)	SG&A	$ 98	$ -	SG&A	$ 39	$ 8
Interest rate swaps - cash flow hedges	(3,207)	(981)	Interest expense	(1,477)	(1,576)		-	-
Total	$ (3,687)	$ (1,183)		$ (1,379)	$ (1,576)		$ 39	$ 8

Six Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2010	2009	Location	2010	2009	Location	2010	2009

Currency contracts - ordinary and
cash flow hedges	$ 774	$ (774)	SG&A	$ 150	$ 418	SG&A	$ (35)	$ 46
Interest rate swaps - cash flow hedges	(4,137)	(1,726)	Interest expense	(3,012)	(3,519)		-	-
Total	$ (3,363)	$ (2,500)		$ (2,862)	$ (3,101)		$ (35)	$ 46

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk. Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts. Cash equivalents consist of commercial paper and money market investment accounts. Long-term investments consist of AAA rated ARS. The following table summarizes our cash, cash equivalents and long-term investments we held at August 31, 2010 and February 28, 2010:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	August 31, 2010		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$7,662	0.00 to 1.65%	$6,234	0.00 to 2.00%
Cash, interest and non-interest-bearing accounts - restricted	733	0.00 to 1.50%	1,053	0.00 to 2.50%
Commercial paper	14,810	0.12 to 0.13%	88,822	0.03 to 0.18%
Money market accounts	25,864	0.11 to 3.37%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$49,069		$110,208

Long-term investments - auction rate securities	$20,330	0.00 to 2.766%	$20,534	1.73 to 8.44%

Our cash balances at August 31, 2010 and February 28, 2010 include restricted cash of $0.73 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  The Venezuelan government enforces restrictions on transfers of cash out of the country and controls exchange rates.  We have made formal applications to repatriate this cash at an official exchange rate currently pertinent to us, which is 4.30 Bolivares Fuertes to $1; however, the Company has not yet received approval of these applications.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk. In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years). Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days. Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand. However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security. The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature. ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our consolidated balance sheets.

At August 31, 2010 and February 28, 2009, we had cumulative pre-tax unrealized losses on our ARS of $1.87 million, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets, net of related tax effects of $0.64 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions. For the three- and six-month periods ended August 31, 2010, we liquidated $0.10 and $0.20 million, respectively, of ARS at par.  For the three- and six-month periods ended August 31, 2009, we liquidated $0.10 million of ARS at par.

Note 16 – Repurchase of Helen of Troy Common Stock

Under the latest program approved by our Board of Directors, as of August 31, 2010, we are authorized to purchase up to 1,200,650 shares of common stock in the open market or through private transactions. During the fiscal quarter ended August 31, 2010, we repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price. During the fiscal quarter ended May 31, 2010, we did not repurchase any common stock.  During the fiscal quarter ended May 31, 2009, our chief executive officer tendered 762,519 shares of common stock having a market value of $14.60 million as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at a price of $19.15 per share.

Note 17 – Share-Based Compensation Plans

We have options outstanding under two expired and two active share-based compensation plans. The Company recorded share-based compensation expense in SG&A for the three- and six-month periods ended August 31, 2010 and 2009, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Stock options	$ 409	$445	$ 816	$562
Restricted stock grants	258	176	258	176
Employee stock purchase plan	71	93	71	93
Share-based payment expense	738	714	1,145	831
Less income tax benefits	(25)	(28)	(50)	(35)
Share-based payment expense, net of income tax benefits	$ 713	$686	$ 1,095	$796

Earnings per share impact of share based payment expense:
Basic	$ 0.02	$0.02	$ 0.04	$0.03
Diluted	$ 0.02	$0.02	$ 0.03	$0.03

A summary of option activity as of August 31, 2010, and changes during the six months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

		Weighted Average
		Exercise	Grant Date	Remaining	Aggregate
		Price	Fair Value	Contract Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2010	2,899	$18.13	$6.57	4.06	$18,742
Granted	7	23.70
Exercised	(109)	(21.06)			596
Forfeited / expired	(32)	(21.46)
Outstanding at August 31, 2010	2,765	$17.99	$6.53	3.58	$13,928

Exercisable at August 31, 2010	2,217	$17.16	$6.07	2.87	$12,993

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2010.

OVERVIEW OF THREE- AND SIX- MONTHS ENDED AUGUST 31, 2010 RESULTS:

Our second fiscal quarter’s net sales traditionally average approximately 25 percent of the year’s total on a historical basis. Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third quarter.  Overall retail sales during the quarter generally showed modest year-over-year growth domestically and globally; however, certain business categories, particularly retail personal care appliances, are down on a year-over-year basis.   We believe retailers are tentative in their expectations for a significant rebound in their business for the third and fourth calendar quarters of 2010, and indicators of consumer sentiment are giving mixed signals.  While there was an increase in domestic consumer spending during the month of August, most of this spending was driven by highly promotional items and tax-free shopping holidays in a number of states.  We believe that overall, consumers are focusing on purchasing essentials and holding off on purchases of more discretionary types of merchandise. Accordingly, we continue to remain cautious regarding our outlook for many of our product categories.

On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure anti-perspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand.  In the second fiscal quarter, we substantially completed the integration of this acquisition into our operations.  The acquisition is a significant addition to the Company’s grooming, skin care and hair care solutions product portfolio, but has required minimal additional staffing and infrastructure. We will market Pert Plus and Sure products primarily into mass retail and drug channels.  Net sales revenue for the three- and six-months ended August 31, 2010 includes three and five months, respectively of Pert Plus and Sure activity totaling $19.96 and $30.83 million in net sales, respectively.

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2010 increased 7.8 and 9.4 percent to $174.83 and $334.98 million, respectively, compared to $162.19 and $306.07 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment was up 6.7 and 8.7 percent, respectively for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year.  Growth in the segment was primarily due to our acquisition of the Pert Plus and Sure business, which provided three and five months of additional net sales revenue, respectively, for the three- and six month periods ended August 31, 2010.  In addition, the six month period ended August 31, 2010 includes an extra month of net sales revenue from the Infusium acquisition when compared with the same period last year (which only included five months of revenue due to Infusium being acquired on March 31, 2009).  Sales of appliances and accessories declined when compared to the same periods last year, which is in line with overall industry performance for the category.  We continue to expect that sales revenue performance in our Personal Care segment’s product lines will be heavily dependent on improvements in employment, housing markets and consumers’ personal finances.   Net sales revenue in our Housewares segment was up 10.2 and 11.1 percent, respectively, for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year.  The month ending August 31, 2010 was OXO’s highest net sales revenue month in its history.  While our

Housewares segment has expanded distribution somewhat, new product introductions across the segment’s existing retail base continue to be the primary driver of growth.

In addition to our net sales revenue performance discussed above, highlights of the three- and six-month periods ended August 31, 2010 include the following:

•                  Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended August 31, 2010 increased 3.4 percentage points to 45.9 percent compared to 42.5 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales for the six month period ended August 31, 2010 increased 4.0 percentage points to 45.6 percent compared to 41.6 percent for the same period last year.

•                  Selling, general and administrative expenses (“SG&A”) as a percentage of net sales increased 0.4 percentage points to 30.1 percent for the three months ended August 31, 2010 compared to 29.7 percent for the same period last year.  SG&A expense as a percentage of net sales for the six months ended August 31, 2010 increased 1.8 percentage points to 30.4 percent compared to 28.6 percent for the same period last year.

•                  For the three- and six- month periods ended August 31, 2010, operating income before impairment as a percentage of net sales revenue increased 3.1 and 2.2 percentage points to $27.66 and $50.89 million compared to $20.64 and $39.83 million, respectively, for the same periods last year.  For the three- and six-month periods ended August 31, 2010, the dollar increases represent a year-over-year improvement of 34.0 and 27.8 percent, respectively.

•                  For the three- and six-month periods ended August 31, 2010, our net income was $23.47 and $41.86 million, respectively, compared to $15.91 and $30.42 million, respectively, for the same periods last year.  For the three- and six-month periods ended August 31, 2010, our diluted earnings per share was $0.75 and $1.34 compared to $0.51 and $0.99, respectively, for the same periods last year.

RESULTS OF OPERATIONS

Comparison of three- and six-month periods ended August 31, 2010 to the same periods ended August 31, 2009

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Sales revenue, net
Personal Care Segment	$119,119	$111,627	$7,492	6.7%	68.1%	68.8%
Housewares Segment	55,704	50,566	5,138	10.2%	31.9%	31.2%
Total sales revenue, net	174,823	162,193	12,630	7.8%	100.0%	100.0%
Cost of goods sold	94,547	93,299	1,248	1.3%	54.1%	57.5%
Gross profit	80,276	68,894	11,382	16.5%	45.9%	42.5%

Selling, general, and administrative expense	52,621	48,250	4,371	9.1%	30.1%	29.7%
Operating income before impairment	27,655	20,644	7,011	34.0%	15.8%	12.7%

Asset impairment charges	-	900	(900)	-100.0%	0.0%	0.6%
Operating income	27,655	19,744	7,911	40.1%	15.8%	12.2%

Other income (expense):
Nonoperating income (expense), net	164	361	(197)	-54.6%	0.1%	0.2%
Interest expense	(2,136)	(2,587)	451	-17.4%	-1.2%	-1.6%
Total other income (expense)	(1,972)	(2,226)	254	-11.4%	-1.1%	-1.4%
Income before income taxes	25,683	17,518	8,165	46.6%	14.7%	10.8%
Income tax expense	2,210	1,607	603	37.5%	1.3%	1.0%
Net income	$23,473	$15,911	$7,562	47.5%	13.4%	9.8%

	Six Months Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Sales revenue, net
Personal Care Segment	$231,347	$212,812	$18,535	8.7%	69.1%	69.5%
Housewares Segment	103,629	93,254	10,375	11.1%	30.9%	30.5%
Total sales revenue, net	334,976	306,066	28,910	9.4%	100.0%	100.0%
Cost of goods sold	182,273	178,663	3,610	2.0%	54.4%	58.4%
Gross profit	152,703	127,403	25,300	19.9%	45.6%	41.6%

Selling, general, and administrative expense	101,815	87,572	14,243	16.3%	30.4%	28.6%
Operating income before impairment	50,888	39,831	11,057	27.8%	15.2%	13.0%

Asset impairment charges	501	900	(399)	-44.3%	0.1%	0.3%
Operating income	50,387	38,931	11,456	29.4%	15.0%	12.7%

Other income (expense):
Nonoperating income (expense), net	334	803	(469)	-58.4%	0.1%	0.3%
Interest expense	(4,296)	(6,047)	1,751	-29.0%	-1.3%	-2.0%
Total other income (expense)	(3,962)	(5,244)	1,282	-24.4%	-1.2%	-1.7%
Income before income taxes	46,425	33,687	12,738	37.8%	13.9%	11.0%
Income tax expense	4,565	3,267	1,298	39.7%	1.4%	1.1%
Net income	$41,860	$30,420	$11,440	37.6%	12.5%	9.9%

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2010 increased 7.8 and 9.4 percent to $174.83 and $334.98 million, respectively, compared to $162.19 and $306.07 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment was up 6.7 and 8.7 percent, respectively for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year.  Net sales revenue in our Housewares segment was up 10.2 and 11.1 percent, respectively, for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year.  The month ending August 31, 2010 was OXO’s highest net sales revenue month in its history.

Impact of acquisitions on net sales revenue:

Net sales revenue from acquisitions contributed 12.3 and 10.8 percentage points, respectively, to our net sales revenue growth for the three- and six-month periods ended August 31, 2010.  Net sales revenue from acquisitions for the three- and six-month period ended August 31, 2010 included one month of net sales revenue totaling $2.37 million from our Infusium line of shampoos, conditioners and leave-in hair treatments acquired on March 31, 2009, and two and five months revenue totaling $19.96 and $30.83 million, respectively, for our Pert Plus hair care and Sure anti-perspirant and deodorant product lines acquired on March 31, 2010.  Our core business (business owned and operated over the same fiscal periods last year) had total dollar net sales revenue declines of $7.33 and $4.28 million, respectively, for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year.  This equates to a 4.5 and 1.4 percentage point decline in net sales revenue, for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year.  Net sales revenue growth in our Housewares segment’s core business was more than offset by declines in our Personal Care segment’s core business.  The following table sets forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITION ON NET SALES REVENUE

(in thousands)

	Quarter Ended August 31,
	2010	2009

Prior year’s sales revenue, net	$162,193	$153,543

Components of net sales revenue change
Core business	(7,328)	(4,066)
Acquisitions (non-core business net sales revenue)	19,958	12,716
Change in sales revenue, net	12,630	8,650
Sales revenue, net	$174,823	$162,193
Total net sales revenue growth	7.8%	5.6%
Core business	-4.5%	-2.6%
Acquisitions	12.3%	8.3%

	Six Months Ended August 31,
	2010	2009

Prior year’s sales revenue, net	$306,066	$298,546

Components of net sales revenue change
Core business	(4,284)	(13,069)
Acquisitions (non-core business net sales revenue)	33,194	20,589
Change in sales revenue, net	28,910	7,520
Sales revenue, net	$334,976	$306,066
Total net sales revenue growth	9.4%	2.5%
Core business	-1.4%	-4.4%
Acquisitions	10.8%	6.9%

Impact of foreign currencies on net sales revenue:

During the three- and six-month periods ended August 31, 2010, we transacted approximately 11 and 12 percent, respectively, of our net sales revenues in foreign currencies.   During the three- and six-month periods ended August 31, 2009, we transacted approximately 15 percent of our net sales revenues in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three- and six-month periods ended August 31, 2010, the impact of net foreign currency exchange rates decreased our international net sales revenue by approximately $1.37 and $0.97 million.  The impact of these fluctuations primarily affected the Personal Care segment’s appliance category.

Segment net sales revenue:

We operate our business under two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products and baby-toddler products.  The following table sets forth, for the periods indicated our net sales revenue and the impact of volume and price mix changes for each segment:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Quarter Ended August 31,		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$119,119	$111,627	$9,911	$(2,419)	$7,492	8.9%	-2.2%	6.7%
Housewares	55,704	50,566	5,121	17	5,138	10.1%	0.0%	10.2%
Total sales revenue, net	$174,823	$162,193	$15,032	$(2,402)	$12,630	9.3%	-1.5%	7.8%

	Six Months Ended August 31,		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$231,347	$212,812	$23,727	$(5,192)	$18,535	11.1%	-2.4%	8.7%
Housewares	103,629	93,254	11,165	(790)	10,375	12.0%	-0.8%	11.1%
Total sales revenue, net	$334,976	$306,066	$34,892	$(5,982)	$28,910	11.4%	-2.0%	9.4%

Personal Care Segment – Segment net sales revenue for the three months ended August 31, 2010 increased $7.49 million, or 6.7 percent, to $119.12 million compared with $111.63 million for the same period last year.  Segment net sales revenue for the six months ended August 31, 2010 increased $18.54 million, or 8.7 percent, to $231.35 million compared with $212.81 million for the same period last year.  Net sales revenue increases were attributed primarily to the grooming, skin care and hair care solutions category, which sell at lower per unit prices than appliances overall.  Year-over-year growth in the second quarter was due primarily to an additional three months of net sales revenue from our recent acquisition of the Pert Plus and Sure business, acquired on March 31, 2010.  Sales of appliances and accessories declined when compared to the same period last year, which is in line with overall industry performance for the category.  Hair care appliance net sales revenue continues to be negatively impacted by cautious consumer spending, which includes an overall shift by consumers to spending on lower price point personal care items.  We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment – Segment net sales revenue for the three months ended August 31, 2010 increased $5.14 million, or 10.2 percent, to $55.70 million compared with $50.57 million for the same period last year.  Segment net sales revenue for the six months ended August 31, 2010 increased $10.38 million, or 11.1 percent, to $103.63 million compared with $93.25 million for the same period last year. The month ending August 31, 2010 was OXO’s highest net sales revenue month in its history. While our Housewares segment has modestly expanded its distribution, new product introductions across the segment’s existing retail base continues to be the primary driver of growth.  Additional new product introductions, namely our OXO tot infant and toddler feeding, cleaning and bathing products and our OXO Good Grips line of interlocking deep drawer plastic storage bins, will begin to ship to a limited number of customers during the second half of fiscal 2011.

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

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended August 31, 2010 increased 3.4 percentage points to 45.9 percent compared to 42.5 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales revenue for the six month period ended August 31, 2010 increased 4.0 percentage points to 45.6 percent compared to 41.6 percent for the same period last year.

Gross profit margin improvements for the three- and six-month periods ended August 31, 2010 were primarily due to:

•                  the impact of commodity price decreases in fiscal 2010 that continue to cycle through cost of goods sold; and

•                  a change in sales mix as grooming, skin care and hair care solutions products with comparatively higher margins became a more significant portion of the Company’s overall net sales revenue, particularly as a result of our more recent brand acquisitions.

Our product sourcing mix is heavily dependent on imports from China.  China has stated that it will move its currency off a peg to the U.S. dollar, which will likely increase our product costs over time.  In addition, there has been upward pressure on raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the expectation of sustained gross profit margin improvement throughout the remainder of fiscal 2011.

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

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

SG&A, as reported	$52,621	$48,250	$4,371	9.1%	30.1%	29.7%
Foreign exchange gains (loss)	631	668	(37)	-5.5%	0.4%	0.4%
Insurance claim gains	356	(1)	357	*	0.2%	0.0%
SG&A, without specified items	$53,608	$48,917	$4,691	9.6%	30.7%	30.2%

	Six Months Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

SG&A, as reported	$101,815	$87,572	$14,243	16.3%	30.4%	28.6%
Foreign exchange gains (loss)	91	3,294	(3,203)	*	0.0%	1.1%
Insurance claim gains	356	543	(187)	-34.4%	0.1%	0.2%
SG&A, without specified items	$102,262	$91,409	$10,853	11.9%	30.5%	29.9%

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

For the fiscal quarter ended August 31, 2010, SG&A reported in our consolidated condensed statement of income as a percentage of net sales revenue increased 0.4 percentage points to 30.1 percent compared to 29.7 percent for the same period last year.  For the six month period ended August 31, 2010, SG&A reported in our consolidated condensed statement of income as a percentage of net sales revenue increased 1.8 percentage points to 30.4 percent compared to 28.6 percent for the same period last year.

SG&A for the three- and six-months ended August 31, 2010 includes net foreign exchange gains of $0.63 and $0.09 million, respectively, and an insurance claim gain of $0.36 million.  Together, these items resulted in a net favorable impact on SG&A for the three- and six-months ended August 31, 2010 of $0.99 and $0.45 million, respectively.  SG&A for the three- and six-months ended August 31, 2009 included net foreign exchange gains of $0.67 and 3.29 million, respectively.  SG&A for the six month period ended August 31, 2009 also included an insurance claim gain of $0.54 million.  Together, these items resulted in a net favorable impact to SG&A for the three- and six-months ended August 31, 2009 of $0.67 and $3.84 million, respectively.   The preceding table shows the impact of excluding these specified items from both periods.  Excluding the impact of the specified items shown in the previous table from the fiscal quarters presented, SG&A as a percentage of net sales increased 0.5 percentage points to 30.7 percent for the fiscal quarter ended August 31, 2010 compared to 30.2 percent for the same period last year.  Excluding the impact of the specified items shown in the previous table from the six months presented, SG&A as a percentage of net sales increased 0.6 percentage points to 30.5 percent for the six months ended August 31, 2010 compared to 29.9 percent for the same period last year.  These increases relate primarily to a year-over-year increases in advertising expense, higher intangible asset amortization as a result of recent acquisitions and certain transition service charges incurred in connection with the Pert Plus and Sure business acquisition.  The transition service charge expenses ended in June 2010, as the Pert Plus and Sure business operations were integrated into the Company by that time.   We expect the recent trend of higher SG&A expense levels to continue through the remainder of the year due to the cost of new Personal Care media advertising campaigns for Pert Plus, Sure and Infusium products which we expect to begin during the third and fourth quarters of fiscal 2011.  In the third fiscal quarter of 2011, we expect advertising expense to exceed last year’s third fiscal quarter advertising expense by approximately $4.50 million. We plan to continue providing advertising support to these brands with expenditures occurring over all four quarters in the next fiscal year on a more normalized basis.

Operating income before impairment by segment:

The following table sets forth, for the periods indicated, our operating income before impairment charges by segment, as a year-over-year percentage change, and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT BEFORE IMPAIRMENT

(dollars in thousands)

	Quarter Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Personal Care	$14,743	$9,319	$5,424	58.2%	12.4%	8.3%
Housewares	12,912	11,325	1,587	14.0%	23.2%	22.4%
Total operating income before impairment	$27,655	$20,644	$7,011	34.0%	15.8%	12.7%

	Six Months Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Personal Care	$28,326	$19,912	$8,414	42.3%	12.2%	9.4%
Housewares	22,562	19,919	2,643	13.3%	21.8%	21.4%
Total operating income before impairment	$50,888	$39,831	$11,057	27.8%	15.2%	13.0%

The Personal Care segment’s operating income before impairment charges increased $5.42 million, or 58.2 percent, for the fiscal quarter ended August 31, 2010, when compared to the same period last year.  The segment’s operating income before impairment charges increased $8.41 million, or 42.3 percent, for the six months ended August 31, 2010, when compared to the same period last year. These improvements were due to an overall improvement in gross margin combined with the favorable impact of the Pert Plus, Sure and Infusium acquisitions on the sales and profitability of our domestic grooming, skin care and hair care solutions products business.

The Housewares segment’s operating income before impairment charges increased $1.59 million, or 14.0 percent, for the fiscal quarter ended August 31, 2010, when compared to the same period last year. The segment’s operating income before impairment charges increased $2.64 million, or 13.3 percent, for the six months ended August 31, 2010, when compared to the same period last year.  These increases in operating income are principally due to increases in net sales revenue of $5.14 and $10.38 million, respectively, and associated gross margin improvements over the same three- and six-month periods last year.

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

As a result of its testing during the fiscal quarter ended May 31, 2010, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to an indefinite-lived trademark in our Personal Care segment which was written down to its fair value, determined on the basis of future discounted cash flows using the relief from royalty method.

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

Interest expense and nonoperating income (expense), net:

Interest expense for the three- and six-month periods ended August 31, 2010 was $2.14 and $4.30 million, respectively, compared to $2.59 and $6.05 million, respectively, for the same periods last year.  Interest expense was lower when compared to the previous period primarily due to lower outstanding debt.

Nonoperating income (expense), net, for the three- and six-month periods ended August 31, 2010 was $0.16 and $0.33 million, respectively, compared to $0.36 and $0.80 million, respectively, for the same periods last year. The following table sets forth, for the periods indicated, the key components of nonoperating income (expense), net as a year-over-year percentage change and as a percentage of net sales revenue:

NONOPERATING INCOME (EXPENSE), NET

(dollars in thousands)

	Quarter Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Interest income	$112	$108	$4	3.7%	0.1%	0.1%
Unrealized gains on securities	-	205	(205)	-100.0%	0.0%	0.1%
Miscellaneous other income (expense)	52	48	4	8.3%	0.0%	0.0%
Total nonoperating income (expense), net	$164	$361	$(197)	-54.6%	0.1%	0.2%

	Six Months Ended August 31,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Interest income	$250	$321	$(71)	-22.1%	0.1%	0.1%
Unrealized gains on securities	-	420	(420)	-100.0%	0.0%	0.1%
Miscellaneous other income (expense)	84	62	22	35.5%	0.0%	0.0%
Total nonoperating income (expense), net	$334	$803	$(469)	-58.4%	0.1%	0.3%

Interest income was lower for the three- and six-month periods ended August 31, 2010, when compared to the same periods last year due primarily to lower interest rates earned.

Income tax expense:

Income tax expense for the three- and six-month periods ended August 31, 2010 was 8.6 and 9.8 percent, respectively, of income before income taxes compared to 9.2 and 9.7 percent, respectively, for the same periods last year.  The fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

In April 2010, the IRS concluded its audit of the Company’s 2007 and 2008 tax returns.  No adjustments were made to either year’s tax returns.

Net income:

Our net income was $23.47 and $41.86 million, respectively, for the three- and six-month periods ended August 31, 2010 compared to $15.91 and $30.42 million for the same periods last year, representing period-over-period net income increases of 47.5 and 37.6 percent, respectively.   Our diluted earnings per share was $0.75 and $1.34, respectively, for the three- and six-month periods ended August 31, 2010 compared to $0.51 and $0.99, respectively, for the same periods last year, representing period-over-period diluted earnings per share increases of 47.1 and 35.4 percent, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the six-month periods ended August 31, 2010 and 2009 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended August 31,
	2010	2009

Accounts Receivable Turnover (Days) (1)	65.7	67.6
Inventory Turnover (Times) (1)	2.6	2.3
Working Capital (in thousands)	$187,630	$207,235
Current Ratio	2.1 : 1	3.1 : 1
Debt to Equity Ratio (2)	20.9%	24.8%
Return on Average Equity (1)	14.3%	-7.7%

(1)  Accounts receivable turnover, inventory turnover and return on average equity computations use 12-month trailing sales, cost of sales, or net income components as required by the particular measure.   The current and four prior quarters’ ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)  Debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines on our consolidated balance sheets: “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”

(3)  Return on average equity for the six months ended August 31, 2009 reflects the impact of non-cash impairment charges of $99.51 million (99.06 million after tax) recorded in the fourth quarter of fiscal 2009.

Operating activities:

Operating activities provided $11.78 million of cash during the first six months of fiscal 2011, compared to $50.71 million of cash provided during the same period in fiscal 2010.  The decrease in operating cash flow was primarily due to the timing of fluctuations in working capital components, particularly an increase in inventory when compared year-over-year.

Accounts receivable increased $12.59 million to $122.31 million as of August 31, 2010, compared to $109.72 million at the end of fiscal 2010.  The increase was due to trade receivables acquired with the Pert Plus and Sure business and overall net sales revenue growth.  Accounts receivable turnover improved to 65.7 days at August 31, 2010 from 67.6 days at August 31, 2009.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $43.48 million to $167.50 million as of August 31, 2010, compared to $124.02 million at the end of fiscal 2010.  Inventory turnover improved to 2.6 times at August 31, 2010 compared to 2.3 times at August 31, 2009.  The increase in inventories reflects a normal seasonal build up in anticipation of our heavy shipping season which begins in early August and continues through November.  The inventory increase also reflects the addition of Pert Plus and Sure inventory as a result of the March 31, 2010 acquisition.

Working capital decreased to $187.63 million at August 31, 2010, compared to $207.98 million at August 31, 2009.  Our current ratio decreased to 2.1:1 at August 31, 2010, compared to 3.2:1 at August 31, 2009. The decrease in our working capital and current ratio was primarily caused by $50.00 million of long-term debt scheduled to mature in June 2011, which became classified as a current liability during the quarter ended August 31, 2010.

Investing activities:

Investing activities used $70.74 million of cash during the six months ended August 31, 2010. Highlights of those activities follow:

•                  In addition to certain capital assets acquired in connection with the Pert Plus hair care and Sure anti-perspirant and deodorant acquisition discussed immediately below, we spent $0.68 million on molds and tooling, $0.79 million on information technology infrastructure, $0.22 million on various other fixed asset additions and $0.30 million on the development of new patents.

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

•                  We liquidated $0.20 million of ARS at par.

Financing activities:

Financing activities used $2.18 million of cash during the six months ended August 31, 2010.  Highlights of those activities follow:

•                  We paid a $3 million installment on long-term debt.

•                  We repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price.

•                  Employees and directors exercised options to purchase 108,475 shares of common stock, providing $2.28 million of cash.

•                  Purchases of common stock through our employee stock purchase plan provided $0.22 million of cash.

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

As of August 31, 2010, we had an aggregate principal balance of $131.00 million of Senior Notes with varying maturities due through June 2014.

All of our long-term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited and/or certain subsidiaries on a joint and several basis.  Our RCA and other debt agreements require the maintenance of certain debt/EBITDA and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants.  As of August 31, 2010, our debt agreements effectively limited our ability to incur more than $296.41 million of additional debt from all sources, including draws on our RCA.  Additionally, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limits our ability to repurchase our common stock.  As of August 31, 2010, we were in compliance with the terms of the RCA and our other debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at August 31, 2010, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2011	2012	2013	2014	2015	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$6,000	$3,000	$3,000	$-	$-	$-	$-
Term debt - floating rate (1)	125,000	50,000	-	-	75,000	-	-
Long-term incentive plan payouts	4,210	1,941	1,676	593	-	-	-
Interest on fixed rate debt	597	407	190	-	-	-	-
Interest on floating rate debt (1)	19,733	6,961	4,508	4,508	3,756	-	-
Open purchase orders	76,107	76,107	-	-	-	-	-
Minimum royalty payments	69,699	6,368	5,922	5,599	5,097	4,927	41,786
Advertising and promotional	79,911	11,050	6,235	5,831	5,403	5,421	45,971
Operating leases	11,083	2,071	1,681	1,365	1,331	1,122	3,513
Capital spending commitments	319	319	-	-	-	-	-
Total contractual obligations (2)	$392,659	$158,224	$23,212	$17,896	$90,587	$11,470	$91,270

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

(2) In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2010, we have recorded a provision for our uncertain tax positions of $1.83 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

As of August 31, 2010, we have no outstanding borrowings and $0.20 million of open letters of credit under our RCA.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and six- month periods ended August 31, 2010, approximately 11 and 12 percent, respectively, of our net sales revenue were in foreign currencies. During the three- and six- month periods ended August 31, 2009, approximately 15 percent of our net sales revenue were in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that it’s fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.  We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar, and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest rate risk:

Interest on our long-term debt outstanding as of August 31, 2010 is both floating and fixed. Fixed rates are in place on $6 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 13, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

Our levels of debt, certain additional draws against our RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile. We manage our floating rate debt using interest rate swaps (the “swaps”). As of August 31, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively. In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.53 percent as of August 31, 2010 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap fully offset the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered highly effective.

The following tables summarize the fair values of our various derivative instruments at August 31, 2010 and February 28, 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

August 31, 2010
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2011	£6,700	$561	$-	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2011	$12,000	228	348	-	-
Currency contracts - sell Euros	Cash flow	2/2011	€3,000	283	-	-	-
Subtotal				1,072	348	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,874	8,272
Total fair value				$1,072	$348	$4,874	$8,272

February 28, 2010
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-	-
Subtotal				795	-	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,951	7,070
Total fair value				$795	$-	$4,951	$7,070

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

Risks inherent in cash, cash equivalents and investment holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Long-term investments consist of AAA rated ARS.  The following table summarizes our cash, cash equivalents and long-term investments we held at August 31, 2010 and February 28, 2010:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	August 31, 2010		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$7,662	0.00 to 1.65%	$6,234	0.00 to 2.00%
Cash, interest and non-interest-bearing accounts - restricted	733	0.00 to 1.50%	1,053	0.00 to 2.50%
Commercial paper	14,810	0.12 to 0.13%	88,822	0.03 to 0.18%
Money market accounts	25,864	0.11 to 3.37%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$49,069		$110,208

Long-term investments - auction rate securities	$20,330	0.00 to 2.766%	$20,534	1.73 to 8.44%

Our cash balances at August 31, 2010 and February 28, 2010 include restricted cash of $0.73 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  The Venezuelan government enforces restrictions on transfers of cash out of the country and controls exchange rates.  We have made formal applications to repatriate this cash at an official exchange rate currently pertinent to us, which is 4.30 Bolivares Fuertes to $1; however, the Company has not yet received approval of these applications.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our accompanying consolidated condensed balance sheets.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2010 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others:

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

•     exchange rate risks;

•     expectations regarding future acquisitions and our ability to effectively integrate acquired businesses;

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

We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2010. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2010, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the latest program approved by our Board of Directors, as of August 31, 2010, we are authorized to purchase up to 1,200,650 shares of common stock in the open market or through private transactions.   During the fiscal quarter ended August 31, 2010, we repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price. The following schedule sets forth the purchase activity for the three months ended August 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2010

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 through June 30, 2010	-		-	1,280,650
July 1 through July 30, 2010	70,000	22.50	70,000	1,210,650
Aug 1 through Aug 31, 2010	10,000	22.41	10,000	1,200,650
Total	80,000	$22.49	80,000	1,200,650

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

HELEN OF TROY LIMITED
(Registrant)

Date: October 6, 2010	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: October 6, 2010	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: October 6, 2010	/s/ Richard J. Oppenheim
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