Form 10-Q
period 2010-11-30
HELEN OF TROY LTD
filed 2011-01-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 4, 2011
Common Shares, $0.10 par value, per share	30,714,023 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	November 30,	February 28,
	2010	2010

Assets
Asset, current:
Cash and cash equivalents	$70,623	$110,208
Derivative assets, current	556	795
Receivables - principally trade, less allowances of $3,834 and $3,346	152,414	109,722
Inventory, net	152,312	124,021
Prepaid expenses	4,337	2,485
Income taxes receivable	1,618	597
Deferred tax assets, net	11,936	11,526
Total assets, current	393,796	359,354

Property and equipment, net of accumulated depreciation of $63,400 and $58,464	78,991	82,113
Goodwill	201,542	185,937
Other intangible assets, net of accumulated amortization of $32,729 and $33,449	218,417	177,124
Other assets, net of accumulated amortization of $3,997 and $3,825	30,688	30,205
Total assets	$923,434	$834,733

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable, principally trade	$39,210	$35,005
Accrued expenses and other current liabilities	82,068	67,289
Long-term debt, current maturities	53,000	3,000
Total liabilities, current	174,278	105,294

Deferred compensation liability	4,110	3,758
Other liabilities, noncurrent	715	75
Deferred tax liabilities, net	1,441	1,202
Long-term debt, excluding current maturities	78,000	131,000
Liability for uncertain tax positions	1,326	2,562
Derivative liabilities, noncurrent	7,621	7,070
Total liabilities	267,491	250,961

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 30,656,277 and 30,571,813 shares issued and outstanding	3,065	3,057
Additional paid in capital	125,393	120,761
Accumulated other comprehensive loss	(8,446)	(8,574)
Retained earnings	535,931	468,528
Total stockholders’ equity	655,943	583,772
Total liabilities and stockholders’ equity	$923,434	$834,733

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Sales revenue, net	$205,001	$189,399	$539,977	$495,465
Cost of goods sold	112,256	105,877	294,529	284,540
Gross profit	92,745	83,522	245,448	210,925

Selling, general, and administrative expense	61,205	53,658	163,020	141,230
Operating income before impairment	31,540	29,864	82,428	69,695

Asset impairment charges	-	-	501	900
Operating income	31,540	29,864	81,927	68,795

Nonoperating income (expense), net	156	125	490	927
Interest expense	(2,081)	(2,146)	(6,377)	(8,192)
Income before income taxes	29,615	27,843	76,040	61,530

Income tax expense (benefit):
Current	2,191	2,589	7,365	3,887
Deferred	361	521	(248)	2,490
Net income	$27,063	$24,733	$68,923	$55,153

Earnings per share:
Basic	$0.88	$0.81	$2.25	$1.83
Diluted	$0.86	$0.80	$2.20	$1.79

Weighted average shares of common stock used in computing net earnings per share:
Basic	30,644	30,357	30,640	30,110
Diluted	31,297	31,047	31,293	30,848

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2010	2009

Net cash provided by operating activities:
Net income	$68,923	$55,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,415	11,436
Provision for doubtful receivables	69	577
Share-based compensation	1,547	1,264
Intangible asset impairment charges	501	900
Loss on the sale of property and equipment	50	33
Realized and unrealized gain on investments	-	(421)
Deferred income taxes and tax credits	(324)	2,427
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables	(34,172)	(41,860)
Inventories	(23,404)	40,023
Prepaid expenses	(1,460)	(1,329)
Other assets	(765)	(397)
Accounts payable	(901)	3,789
Accrued expenses and other current liabilities	13,214	24,837
Accrued income taxes	(2,094)	1,497
Net cash provided by operating activities	33,599	97,929

Net cash used in investing activities:
Capital, license, trademark, and other intangible expenditures	(3,032)	(3,303)
Proceeds from the sale of property and equipment	63	44
Proceeds from sale of investments	300	1,141
Payments to acquire businesses	(69,000)	(60,000)
Net cash used in investing activities	(71,669)	(62,118)

Net cash used in financing activities:
Repayment of long-term debt	(3,000)	(78,000)
Proceeds from exercise of stock options, employee stock purchases and excess tax benefits	3,284	6,059
Payment of tax obligations resulting from cashless option exercise	-	(7,166)
Payments for repurchases of common stock	(1,799)	(419)
Net cash used in financing activities	(1,515)	(79,526)
Net decrease in cash and cash equivalents	(39,585)	(43,715)
Cash and cash equivalents, beginning balance	110,208	102,675
Cash and cash equivalents, ending balance	$70,623	$58,960

Supplemental cash flow information:
Interest paid	$6,208	$8,673
Income taxes paid, net of refunds	$9,389	$(2,194)
Value of common stock received as exercise price of options	$-	$23,261

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

November 30, 2010

Note 1 - Basis of Presentation

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2010 and February 28, 2010, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2010 and 2009. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2010, and our other reports on file with the Securities and Exchange Commission (“SEC”).  In some cases, we have provided additional information for prior periods in the accompanying notes to consolidated condensed financial statements to conform to the current period’s presentation.  In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”

Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions.  The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right.  All trademarks, trade names, service marks and logos referenced herein belong to their respective companies.

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

The effect of dilutive securities was approximately 652,600 and 653,900 shares of common stock for the three- and nine-month periods ended November 30, 2010, respectively, and 690,600 and 737,400 shares of common stock for the three- and nine-month periods ended November 30, 2009, respectively.   Options for common stock that were antidilutive totaled approximately 527,700 and 620,500 for the three- and nine-month periods ended November 30, 2010, respectively, and 1,203,400 and 1,521,400 for the three- and nine-month periods ended November 30, 2009, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income, net of tax, for the periods covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Net income	$27,063	$24,733	$68,923	$55,153
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	860	(828)	118	355
Cash flow hedges - foreign currency, net of tax (2)	(412)	66	17	(801)
Unrealized gain (loss) - auction rate securities, net of tax (3)	(4)	(59)	(7)	311
Comprehensive income, net of tax	$27,507	$23,912	$69,051	$55,018

The components of accumulated other comprehensive loss, net of tax, for the periods covered by our consolidated condensed balance sheets are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	November 30,	February 28,
	2010	2010

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(7,816)	$(7,934)
Unrealized holding gains on cash flow hedges - foreign currency, net of tax (2)	609	592
Temporary impairment loss on auction rate securities, net of tax (3)	(1,239)	(1,232)
Total accumulated other comprehensive loss	$(8,446)	$(8,574)

(1)

The change in unrealized loss on interest rate swap cash flow hedges is recorded net of tax expense (benefits) of $0.44 and $0.06 million for the three- and nine-month periods ended November 30, 2010, respectively, and ($0.43) and $0.18 million for the three- and nine-month periods ended November 30, 2009, respectively. The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss includes net deferred tax benefits of $4.03 and $4.09 million at November 30, 2010 and February 28, 2010, respectively.

(2)

The change in unrealized gain (loss) on foreign currency cash flow and ordinary hedges is recorded net of tax expense (benefits) of ($0.21) and $0.02 million for the three- and nine-month periods ended November 30, 2010, respectively, and $0.03 and ($0.34) million for the three- and nine-month periods ended November 30, 2009, respectively. The unrealized holding gain on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax expense of $0.26 and $0.24 million at November 30, 2010 and February 28, 2010, respectively.

(3)

The change in temporary impairment loss on auction rate securities is recorded net of tax expense (benefits) of $0.00 for both the three- and nine-month periods ended November 30, 2010, and ($0.03) and $0.16 million for the three- and nine-month periods ended November 30, 2009, respectively. The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of ($0.64) and ($0.63) million at November 30, 2010 and February 28, 2010, respectively.

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

(in thousands)

	Personal
November 30, 2010	Care	Housewares	Total

Sales revenue, net	$146,506	$58,495	$205,001
Operating income before impairment	18,816	12,724	31,540
Asset impairment charges	-	-	-
Operating income	18,816	12,724	31,540
Capital, license, trademark and other intangible expenditures	299	734	1,033
Depreciation and amortization	2,674	1,435	4,109

	Personal
November 30, 2009	Care	Housewares	Total

Sales revenue, net	$134,206	$55,193	$189,399
Operating income before impairment	16,591	13,273	29,864
Asset impairment charges	-	-	-
Operating income	16,591	13,273	29,864
Capital, license, trademark and other intangible expenditures	982	740	1,722
Depreciation and amortization	2,131	1,372	3,503

NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

(in thousands)

	Personal
November 30, 2010	Care	Housewares	Total

Sales revenue, net	$377,853	$162,124	$539,977
Operating income before impairment	47,142	35,286	82,428
Asset impairment charges	501	-	501
Operating income	46,641	35,286	81,927
Capital, license, trademark and other intangible expenditures	1,220	1,812	3,032
Depreciation and amortization	7,904	4,511	12,415

	Personal
November 30, 2009	Care	Housewares	Total

Sales revenue, net	$347,018	$148,447	$495,465
Operating income before impairment	36,503	33,192	69,695
Asset impairment charges	900	-	900
Operating income	35,603	33,192	68,795
Capital, license, trademark and other intangible expenditures	1,264	2,039	3,303
Depreciation and amortization	7,329	4,107	11,436

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income includes SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We do not allocate nonoperating income (expense), interest expense or income taxes to operating segments.  The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT NOVEMBER 30, 2010 AND FEBRUARY 28, 2010

(in thousands)

	Personal
	Care	Housewares	Total

November 30, 2010	$558,058	$365,376	$923,434
February 28, 2010	483,106	351,627	834,733

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2010	2010

Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,059	65,117
Computer and other equipment	3 - 10	46,529	46,088
Tools, dies and molds	1 - 3	11,489	9,573
Transportation equipment	3 - 5	153	240
Furniture and fixtures	5 - 15	8,601	8,532
Construction in process	-	1,487	1,954
Property and equipment, gross		142,391	140,577
Less accumulated depreciation		(63,400)	(58,464)
Property and equipment, net		$78,991	$82,113

Depreciation expense was $1.97 and $6.07 million for the three- and nine-month periods ended November 30, 2010, respectively, and $1.95 and $6.89 million for the three- and nine-month periods ended November 30, 2009, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $0.60 and $1.62 million for the three- and nine-month periods ended November 30, 2010, respectively, and $0.56 and $1.71 million for the three- and nine-month periods ended November 30, 2009, respectively.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2010				February 28, 2010
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description / Life	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,901	$(46,490)	$-	$35,411	$66,296	$(46,490)	$-	$19,806
Trademarks - indefinite	76,203		-	76,203	53,054	-	-	53,054
Trademarks - finite	338	-	(249)	89	338	-	(245)	93
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	19,564	-	(15,314)	4,250	24,196	-	(19,495)	4,701
Other intangibles - finite	49,401	-	(7,560)	41,841	26,286	-	(4,049)	22,237
Total Personal Care	237,707	(46,490)	(23,123)	168,094	180,470	(46,490)	(23,789)	110,191

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,554	-	-	75,554	75,554	-	-	75,554
Other intangibles - finite	19,786	-	(9,606)	10,180	20,845	-	(9,660)	11,185
Total Housewares	261,471	-	(9,606)	251,865	262,530	-	(9,660)	252,870

Total	$499,178	$(46,490)	$(32,729)	$419,959	$443,000	$(46,490)	$(33,449)	$363,061

Intangible asset activity for the nine month period ended November 30, 2010 was as follows:

•                  Personal Care segment: During the three month period ended May 31, 2010, we recorded $63.13 million of intangible assets, net of certain acquisition adjustments, in connection with our acquisition of the Pert Plus and Sure products business (as discussed further in Note 9), and a non-cash impairment charge of $0.50 million against the carrying value of an indefinite-lived trademark.  During the three- and nine-month periods ended November 30, 2010, we recorded $0.00 and $0.24 million, respectively, in acquisition adjustment reductions related to the Pert Plus and Sure products business. In addition, during nine month period ended November 30, 2010, we recorded adjustments to remove certain fully amortized license agreements and other intangibles with a combined gross carrying value of $5.39 million.

•                  Housewares segment:  During the three- and nine-month periods ended November 30, 2010, we recorded adjustments to remove certain fully amortized patents having a gross carrying value of $0.05 and $0.91 million, respectively. During the three- and nine-month periods ended November 30, 2010, we recorded adjustments to remove certain fully amortized other intangibles with a gross carrying value of $0.00 and  $0.59 million, respectively.  We also recorded new patent development costs of $0.15 and $0.45 million for the three- and nine-month periods ended November 30, 2010, respectively.

The following table summarizes the amortization expense attributable to intangible assets for the three- and nine-month periods ended November 30, 2010 and 2009, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2011 through 2016.

AMORTIZATION OF INTANGIBLE ASSETS (in thousands)
Aggregate Amortization Expense For the three months ended
November 30, 2010	$2,086
November 30, 2009	$1,496

Aggregate Amortization Expense
For the nine months ended
November 30, 2010	$6,177
November 30, 2009	$4,281

Estimated Amortization Expense
For the fiscal years ended
February 2011	$8,195
February 2012	$8,053
February 2013	$8,020
February 2014	$7,555
February 2015	$7,479
February 2016	$7,295

NOTE 9 - Acquisitions

Pert Plus and Sure Acquisition - On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net purchase price of $69.00 million, which we paid with cash on hand.  Net assets acquired consist principally of accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, less certain product related operating accruals and other current liabilities.  We market Pert Plus and Sure products primarily into retail trade channels.

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

PERT PLUS AND SURE - NET ASSETS ACQUIRED ON MARCH 31, 2010 (in thousands)
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

The impact of the Pert Plus and Sure acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the three- and nine-month periods ended November 30, 2010 was as follows:

PERT PLUS AND SURE - IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME March 31, 2010 (Acquisition Date) through November 30, 2010 (in thousands, except per share data)
	Periods Ended November 30, 2010
	Three Months	Nine Months

Sales revenue, net	$17,593	$48,422
Net income	3,469	9,504

Earning per share impact
Basic	$0.11	$0.31
Diluted	$0.11	$0.30

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
	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Sales revenue, net	$205,001	$206,061	$545,608	$549,400
Net income	27,063	28,252	70,020	66,477

Earning per share impact
Basic	$0.88	$0.93	$2.29	$2.21
Diluted	$0.86	$0.91	$2.24	$2.15

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

Note 10 – Short Term Debt

In June 2004, we entered into a Revolving Line of Credit Agreement (the “2004 RCA”) with Bank of America, N.A. that provides for a total revolving commitment of up to $50 million.  Borrowings under the 2004 RCA accrued interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the Leverage Ratio (as defined in the 2004 RCA) at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2004 RCA) plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, if we elected, borrowings accrued interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 1.75 percent based upon the Leverage Ratio at the time of the borrowing. We incured loan commitment fees at a rate of 0.20 percent per annum on the unused balance of the 2004 RCA and letter of credit fees at a rate of 1.25 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduced the borrowing availability dollar for dollar.  As of November 30, 2010, there were no revolving loans and $0.20 million of open letters of credit outstanding against this facility.

The 2004 RCA contained certain covenants and formulas that limited our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. The 2004 RCA was unconditionally guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited and certain subsidiaries.  As with our other debt agreements, the 2004 RCA restricted us, among other things, from incurring liens on any of our properties, except under certain conditions, and limited our ability to repurchase shares of our common stock.  As of November 30, 2010, we were in compliance with the terms of the 2004 RCA and our other debt agreements.

On December 31, 2010, we terminated the 2004 RCA and, in connection with our acquisition of Kaz, Inc. (“Kaz”), we entered into a new Revolving Line of Credit Agreement (the “2010 RCA”) with Bank of America, N.A.  We also entered into a Term Loan Credit Agreement with Bank of America, N.A. on December 30, 2010.  For further information about these subsequent events, see Note 18.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2010	2010

Accrued defectives, discounts and allowances	$26,579	$20,758
Accrued compensation	16,802	17,888
Accrued advertising	12,322	6,862
Accrued interest	1,337	1,339
Accrued royalties	4,716	3,612
Accrued professional fees	1,486	730
Accrued benefits and payroll taxes	1,696	1,170
Accrued freight	2,545	1,398
Accrued property, sales and other taxes	3,959	879
Derivative liabilities, current	4,222	4,951
Other	6,404	7,702
Total accrued expenses and other current liabilities	$82,068	$67,289

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S.  If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. Future actions by taxing authorities may result in tax liabilities that are significantly higher than the reserves established which could have a material adverse effect on our consolidated results of operations or cash flows.  Additionally, the U.S. government is currently considering several alternative proposed changes in the tax law that, if enacted, could increase our overall effective tax rate.

Note 13 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Interest	Interest		November 30,	February 28,
	Borrowed	Rates	Matures	2010	2010

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$6,000	$9,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
Total long-term debt				131,000	134,000
Less current maturities of long-term debt				(53,000)	(3,000)
Long-term debt, excluding current maturities				$78,000	$131,000

(1)        Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 15.

All of our long-term debt is unconditionally guaranteed by the parent company, Helen of Troy Limited and/or certain subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain maximum debt leverage and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants. Additionally, among other things, our debt agreements restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to repurchase our common stock.  As of November 30, 2010, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Interest and commitment fees	$534	$601	$1,704	$2,917
Deferred finance costs	57	61	171	272
Interest rate swap settlements, net	1,490	1,484	4,502	5,003
Total interest expense	$2,081	$2,146	$6,377	$8,192

Note 14 – Fair Value

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value or measured for disclosure purposes on a recurring basis as of November 30, 2010 and February 28, 2010:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	November 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$15,852	$15,852	$-	$-
Commercial paper	8,640	8,640	-	-
Auction rate securities	20,223	-	-	20,223
Foreign currency contracts	755	-	755	-
Total assets	$45,470	$24,492	$755	$20,223

Liabilities:
Long-term debt - fixed rate (1)	$6,412	$-	$6,412	$-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	11,843	-	11,843	-
Total liabilities	$143,255	$-	$143,255	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$14,099	$14,099	$-	$-
Commercial paper	88,822	88,822	-	-
Auction rate securities	20,534	-	-	20,534
Foreign currency contracts	795	-	795	-
Total assets	$124,250	$102,921	$795	$20,534

Liabilities:
Long-term debt - fixed rate (1)	$9,600	$-	$9,600	$-
Long-term debt - floating rate (1)	125,000	-	125,000	-
Interest rate swaps	12,021	-	12,021	-
Total liabilities	$146,621	$-	$146,621	$-

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at November 30, 2010 was computed using a discounted cash flow analysis and discount rate of 1.85 percent.  All other long-term debt has floating interest rates and its book value approximates its fair value as of the reporting date.

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

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended November 30, 2010:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Periods Ended November 30, 2010
	Three Months	Nine Months

Balance at beginning of period	$20,330	$20,534
Total gains (losses):
Included in other comprehensive income - unrealized	(7)	(11)
Sales at par	(100)	(300)
Balance at end of period	$20,223	$20,223

Cumulative unrealized losses relating to assets still held at the reporting date, net of taxes		$(1,239)

In connection with our annual impairment testing during the fiscal quarter ended May 31, 2010, we recorded a non-cash impairment charge of $0.50 million against the carrying value of indefinite-lived trademark in our Personal Care segment, which we classify as a nonrecurring Level 3 asset.  The indefinite-lived trademark was written down to its fair value of $5.60 million, as determined on the basis of future discounted cash flows using the relief from royalty method.

Note 15 – Financial Instruments and Risk Management

Foreign currency risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and nine-month periods ended November 30, 2010, approximately 16 and 13 percent, respectively, of our net sales revenue were in foreign currencies. During the three- and nine-month periods ended November 30, 2009, approximately 16 and 15 percent, respectively, of our net sales revenue were in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. For the three- and nine-month periods ended November 30, 2010, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.40 and $0.49 million, respectively, in SG&A and ($0.05) and $0.09 million, respectively, in income tax expense. For the three- and nine-month periods ended November 30, 2009, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.14 and $3.43 million, respectively, in SG&A and ($0.02) and $0.10 million, respectively, in income tax expense.

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

Venezuela has recently experienced currency instability driven by a highly inflationary economy, government restrictions on cash transfers out of the country and a recent devaluation.  Our method of foreign currency translation has always required us to remeasure foreign monetary assets at the current exchange rates with all exchange gains or losses recognized in our income statement.  The exchange rate we use to remeasure Venezuelan activity is currently the official exchange rate of 4.30 Bolivares Fuertes to $1.00.  At November 30, 2010, the Company included in its consolidated condensed balance sheet $3.94 million in total assets and $3.27 million in net assets from its Venezuelan operations.  Net assets are primarily working capital.  It is unclear to us whether the current restrictions on transfers of cash out of Venezuela is other than temporary; however, we believe it appropriate to classify these assets and liabilities as current items in our consolidated condensed balance sheets since they support current operations within the country.

Interest rate risk – Interest on our long-term debt outstanding as of November 30, 2010 is both floating and fixed. Fixed rates are in place on $6 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 13, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”). As of November 30, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7- and 10-year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively. In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7- and 10-year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.29 percent as of November 30, 2010 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap fully offset the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered highly effective.

The following tables summarize the fair values of our various derivative instruments at November 30, 2010 and February 28, 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30, 2010
Designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Derivative Assets, Current	Derivative Assets, Noncurrent	Accrued Expenses and Other Current Liabilities	Derivative Liabilities, Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2012	£10,700	$355	$156	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2011	$8,000	80	43	-	-
Currency contracts - sell Euros	Cash flow	2/2012	€7,000	121	-	-	-
Subtotal				556	199	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,222	7,621
Total fair value				$556	$199	$4,222	$7,621

February 28, 2010
Designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Derivative Assets, Current	Derivative Assets, Noncurrent	Accrued Expenses and Other Current Liabilities	Derivative Liabilities, Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-	-
Subtotal				795	-	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,951	7,070
Total fair value				$795	$-	$4,951	$7,070

The pre-tax effect of derivative instruments for the three- and nine-month periods ended November 30, 2010 and 2009 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended November 30,
	Gain \ (Loss) Recognized in OCI (effective portion)		Gain \ (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Gain \ (Loss) Recognized as Income (1)
	2010	2009	Location	2010	2009	Location	2010	2009

Currency contracts - ordinary and
cash flow hedges	$(702)	$(233)	SG&A	$(38)	$(312)	SG&A	$(41)	$(18)
Interest rate swaps - cash flow hedges	(187)	(2,739)	Interest expense	(1,490)	(1,484)		-	-
Total	$(889)	$(2,972)		$(1,528)	$(1,796)		$(41)	$(18)

	Nine Months Ended November 30,
	Gain \ (Loss) Recognized in OCI (effective portion)		Gain \ (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Gain \ (Loss) Recognized as Income (1)
	2010	2009	Location	2010	2009	Location	2010	2009

Currency contracts - ordinary and
cash flow hedges	$72	$(1,008)	SG&A	$112	$106	SG&A	$(76)	$28
Interest rate swaps - cash flow hedges	(4,324)	(4,465)	Interest expense	(4,502)	(5,003)		-	-
Total	$(4,252)	$(5,473)		$(4,390)	$(4,897)		$(76)	$28

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

Risks inherent in cash, cash equivalents and investment holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk. Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts. Cash equivalents consist of commercial paper and money market investment accounts. Long-term investments consist of AAA rated ARS. The following table summarizes cash, cash equivalents and long-term investments we held at November 30, 2010 and February 28, 2010:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	November 30, 2010		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$44,754	0.00 to 1.65%	$6,234	0.00 to 2.00%
Cash, interest and non-interest-bearing accounts - restricted	1,377	0.00 to 1.25%	1,053	0.00 to 2.50%
Commercial paper	8,640	0.13 to 0.16%	88,822	0.03 to 0.18%
Money market accounts	15,852	0.07 to 3.66%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$70,623		$110,208

Long-term investments - auction rate securities	$20,223	1.61 to 2.75%	$20,534	1.73 to 8.44%

Our cash balances at November 30, 2010 and February 28, 2010 include restricted cash of $1.38 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  The Venezuelan government enforces restrictions on transfers of cash out of the country and controls exchange rates.  We have made formal applications to repatriate this cash at an official exchange rate currently pertinent to us, which is 4.30 Bolivares Fuertes to $1.00; however, the Company has not yet received approval of these applications.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

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

At November 30, 2010 and February 28, 2009, we had cumulative pre-tax unrealized losses on our ARS of $1.88 and $1.87 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets, net of related tax effects of $0.64 million.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions. For the three- and nine-month periods ended November 30, 2010, we liquidated $0.10 and $0.30 million, respectively, of ARS at par. For the three- and nine-month periods ended November 30, 2009, we liquidated $0.05 and $0.15 million, respectively, of ARS at par.

Note 16 – Repurchase of Helen of Troy Common Stock

Under the latest program approved by our Board of Directors, as of November 30, 2010, we are authorized to purchase up to 1,200,650 shares of common stock in the open market or through private transactions. During the fiscal quarters ended November 30, 2010 and May 31, 2010, we did not repurchase any common stock.  During the fiscal quarter ended August 31, 2010, we repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price. During the fiscal quarters ended May 31, 2009 and November 30, 2009, our chief executive officer tendered a combined total of 1,438,109 shares of common stock having a market value of $30.15 million as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares at an average price of $20.97 per share. During the fiscal quarter ended May 31, 2009, we purchased on the open market and retired 47,648 shares of common stock at a total purchase price of $0.42 million, for an $8.80 per share average price.

Note 17 – Share-Based Compensation Plans

We have options outstanding under two expired and two active share-based compensation plans. The Company recorded share-based compensation expense in SG&A for the three- and nine-month periods ended November 30, 2010 and 2009, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Stock options	$402	$433	$1,218	$995
Restricted stock grants	-	-	258	176
Employee stock purchase plan	-	-	71	93
Share-based payment expense	402	433	1,547	1,264
Less income tax benefits	(25)	(27)	(75)	(62)
Share-based payment expense, net of income tax benefits	$377	$406	$1,472	$1,202

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.01	$0.05	$0.04
Diluted	$0.01	$0.01	$0.05	$0.04

A summary of option activity as of November 30, 2010, and changes during the nine months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

		Weighted Average
		Exercise	Grant Date	Remaining	Aggregate
		Price	Fair Value	Contract Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2010	2,899	$18.13	$6.57	4.06	$18,742
Granted	7	23.70
Exercised	(141)	(20.28)			855
Forfeited / expired	(50)	(21.53)
Outstanding at November 30, 2010	2,715	$17.97	$6.52	3.33	$16,727

Exercisable at November 30, 2010	2,198	$17.15	$6.08	2.64	$15,376

Note 18 – Subsequent Events – Kaz Inc. Acquisition and Related Debt Financing

Kaz, Inc. Acquisition – On December 31, 2010, we acquired, through a wholly-owned subsidiary of the Company, 100% of the outstanding capital stock of Kaz, a provider of a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Significant products of Kaz include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic mosquito traps.  Kaz sources, markets and distributes a number of well-recognized brands including:  Healthcare: Vicks®, Braun®, Kaz®, Smart-Temp®, and SoftHeat®; and Home Environment: Honeywell®, Duracraft®, Dunlap®, Stinger® and Nosquito®.  Its products are sold primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, specialty stores, home improvement stores and medical distributors in the United States, Europe, Latin America and the Asia-Pacific region. Kaz maintains its headquarters in Southborough, Massachusetts.

The following table summarizes the sources and consideration paid for Kaz, subject to certain future adjustments, including an adjustment for estimated closing date working capital.

KAZ, INC - SOURCES OF CONSIDERATION PAID AT DECEMBER 31, 2010

(in thousands)

Cash	$72,037
Advances under the 2010 RCA	94,000
Loans under the TLCA	100,000
Total consideration paid	$266,037

The acquisition will help broaden the Company’s geographic footprint, increase our mutual significance with common customers and vendors, and expand our customer base worldwide.

Because of the proximity of the acquisition closing date to the date of filing this report, the Company has not completed Kaz’s accounting through the date of acquisition, or the initial accounting for the acquisition, including determining the acquisition-date fair values of the identifiable acquired assets and liabilities assumed.   Management will use third party valuations and other detailed analysis to complete our analysis of the economic lives of assets acquired, make fair value estimates and allocate the purchase price.  Depending on the results of this analysis, we will likely, in future periods, record amortization expense on the finite lived intangible assets associated with the acquisition.

Also, without the initial accounting for the acquisition, it was impractical to provide complete and suitably adjusted supplemental pro forma financial disclosures showing the impact of the transaction on historical net sales revenue and net income.

We expect to complete the analysis required to record the initial accounting for the acquisition and present the pro forma impact of Kaz on historical consolidated net sales revenue and net income during the fourth quarter of fiscal 2011.

Acquisition-related costs incurred through November 30, 2010 were approximately $1.0 million. Acquisition-related costs incurred through December 31, 2010 were approximately $1.50 million.  All Kaz acquisition-related costs have been or will be recognized in SG&A during the period in which they are incurred.

New Revolving Line of Credit Agreement and Term Loan Credit Agreement – On December 31, 2010, we terminated the 2004 RCA and in connection with our acquisition of Kaz, after having entered into a new Revolving Line of Credit Agreement (the “2010 RCA”) with Bank of America, N.A. on December 30, 2010. The 2010 RCA provides for an unsecured revolving commitment of up to $150 million, subject to the terms and limitations described below.  The commitment under the 2010 RCA terminates on December 30, 2015.  On December 31, 2010, we also entered into a $100 million unsecured Term Loan Credit Agreement (the “TLCA”) with Bank of America, N.A., which matures on March 30, 2011.  We intend to repay in full and terminate the TLCA, replacing it with permanent long-term financing prior to the maturity date of the TLCA.

Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA.  We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. The TLCA accrues interest at the “Base Rate” plus a margin of 2.00 percent per annum, or alternatively, if we elect, at the one month LIBOR rate plus a margin of 3.00 percent per annum. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar for dollar basis. The 2010 RCA, the TLCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited and/or certain subsidiaries.

The 2010 RCA, the TLCA and our other debt agreements require the maintenance of maximum debt leverage and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us, among other things, from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock.  As of December 31, 2010, all our debt agreements effectively limited our ability to incur more than an estimated $147.44 million of additional debt from all sources, including draws on the 2010 RCA.  We are currently in compliance with the terms of the 2010 RCA, the TLCA and our other debt agreements.

In connection with the 2010 RCA and TLCA, the Company has incurred $2.05 million in new debt acquisition costs through December 31, 2010 that will be amortized over the terms of the associated agreements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, “Information Regarding Forward Looking Statements”, and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this report.

OVERVIEW OF THREE- AND NINE-MONTHS ENDED NOVEMBER 30, 2010 RESULTS:

On a historical basis, our third fiscal quarter’s net sales revenue volume is generally the highest of each fiscal year. Over the last three completed fiscal years, our third fiscal quarter’s net sales have averaged approximately 30 percent of the year’s total sales. Overall, we believe that increased retail sales during the quarter and the rise in domestic consumer confidence are positive indicators for a growth in consumer spending in the fourth fiscal quarter. However, our sales continue to be negatively impacted by certain trends in consumer spending, including the consumers’ focus on moderate and value-priced merchandise. Therefore, we continue to remain cautious regarding our outlook as the economy continues a slow recovery that began earlier this fiscal year and expect a modest growth in consumer demand during calendar 2011.

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2010 increased 8.2 and 9.0 percent to $205.00 and $539.98 million, respectively, compared to $189.40 and $495.47 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment was up 9.2 and 8.9 percent, respectively for the three- and nine-month periods ended November 30, 2010, when compared to the same periods last year.  Growth in the segment was primarily due to our acquisition of the Pert Plus and Sure business, which provided three and eight months of additional net sales revenue, respectively, for the three- and nine-month periods ended November 30, 2010.  In addition, the nine month period ended November 30, 2010 includes an extra month of net sales revenue from the Infusium acquisition when compared with the same period last year (which only included eight months of revenue due to Infusium being acquired on March 31, 2009).  Sales of appliances and accessories declined when compared to the same periods last year, which we believe is in line with overall industry performance for the category.  A significant portion of these declines came from our international operations and are due to weak economic conditions and unfavorable foreign currency fluctuations.  We continue to expect that sales revenue performance in our Personal Care segment’s product lines will be heavily dependent on improvements in domestic and international employment, housing markets and consumers’ personal finances.   Net sales revenue in our Housewares segment was up 6.0 and 9.2 percent, respectively, for the three- and nine-month periods ended November 30, 2010, when compared to the same periods last year.  The growth rate in the Housewares segment was slower compared to recent quarters due to the continued maturation of its domestic markets and certain delays in new product introductions.  While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth that it has historically experienced. We expect future net sales revenue quarterly growth rates for the segment to stabilize around mid to high single digits.

From a geographic perspective, domestic (U.S. and Canada) net sales revenue growth for the three- and nine- month periods ended November 30, 2010 was offset by net sales revenue declines in our international operations, whose businesses are struggling under weaker local economies and the impacts of unfavorable currency fluctuations.  Domestic (U.S. and Canada) net sales revenues for the three- and nine-month periods ended November 30, 2010 contributed 10.0 and 10.1 percent to net sales revenue growth, when compared to the same periods last year.  International operations net sales revenue declines for the three- and nine-month periods ended November 30, 2010, partially offset domestic net sales revenue growth with declines of 1.8 and 1.1 percentage points, respectively, when compared to the same periods last year.

In addition to our net sales revenue performance discussed above, highlights of the three- and nine-month periods ended November 30, 2010 include the following:

•                  Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended November 30, 2010 increased 1.1 percentage points to 45.2 percent compared to 44.1 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales for the nine month period ended November 30, 2010 increased 2.9 percentage points to 45.5 percent compared to 42.6 percent for the same period last year.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue increased 1.6 percentage points to 29.9 percent for the three months ended November 30, 2010, compared to 28.3 percent for the same period last year.  SG&A expense as a percentage of net sales revenue for the nine months ended November 30, 2010 increased 1.7 percentage points to 30.2 percent compared to 28.5 percent for the same period last year.   The increases in SG&A as a percentage of net sales revenue are primarily due to the impact of higher advertising expenses incurred to support our new Pert Plus, Sure and Infusium product lines.

•                  For the three- and nine-month periods ended November 30, 2010, operating income before impairment was $31.54 and $82.43 million, respectively, compared to $29.86 and $69.70 million, respectively, for the same periods last year, which represents a year-over-year improvement of 5.6 and 18.3 percent, respectively.

•                  For the three- and nine-month periods ended November 30, 2010, our net income was $27.06 and $68.92 million, respectively, compared to $24.73 and $55.15 million, respectively, for the same periods last year.  For the three- and nine-month periods ended November 30, 2010, our diluted earnings per share was $0.86 and $2.20 compared to $0.80 and $1.79, respectively, for the same periods last year.

RECENT ACQUISTIONS:

On December 31, 2010, we acquired, through a wholly-owned subsidiary of the Company, 100% of the outstanding capital stock of Kaz, Inc. (“Kaz”), a provider of a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Significant products of Kaz include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic mosquito traps.  Kaz sources, markets and distributes a number of well-recognized brands including:  Healthcare: Vicks®, Braun®, Kaz®, Smart-Temp®, and SoftHeat®; and Home Environment: Honeywell®, Duracraft®, Dunlap®, Stinger® and Nosquito®. Its products are sold primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, specialty stores, home improvement stores and medical distributors in the United States, Europe, Latin America and the Asia-Pacific region. Kaz maintains its headquarters in Southborough, Massachusetts.

We paid $266.04 million for the capital stock of Kaz, which is subject to certain future adjustments, including an adjustment for actual verses estimated closing date working capital.  The acquisition was paid for with $72.04 million of cash and $194.00 million of new debt as further described under “2010 Revolving Line of Credit Agreement and Other Debt Agreements” beginning on page 37.

The acquisition will help broaden the Company’s geographic footprint, increase our significance with common customers and vendors, and expand our customer base worldwide.   Kaz’s unaudited net sales revenue for the twelve months ended October 31, 2010, the end of its most recently completed fiscal quarter was $419.38 million.  We expect the acquisition of Kaz to be accretive to earnings for the fiscal year ended February 29, 2012.  Kaz operates on lower gross profit and operating margins than those of our consolidated businesses existing before the acquisition.  Accordingly, we expect that our overall consolidated rates for these metrics will be diluted by the acquisition.

On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand.  In the second fiscal quarter, we substantially completed the integration of this acquisition into our operations.  The acquisition is a significant addition to the Company’s grooming, skin care and hair care solutions product portfolio, but has required minimal additional staffing and infrastructure. We market Pert Plus and Sure products primarily into mass retail and drug channels.  Net sales revenue for the three- and nine-months ended November 30, 2010 includes three and eight months, respectively of Pert Plus and Sure activity totaling $17.59 and $48.42 million in net sales, respectively.

RESULTS OF OPERATIONS

Comparison of three- and nine-month periods ended November 30, 2010 to the same periods ended November 30, 2009

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Sales revenue, net
Personal Care Segment	$146,506	$134,206	$12,300	9.2%	71.5%	70.9%
Housewares Segment	58,495	55,193	3,302	6.0%	28.5%	29.1%
Total sales revenue, net	205,001	189,399	15,602	8.2%	100.0%	100.0%
Cost of goods sold	112,256	105,877	6,379	6.0%	54.8%	55.9%
Gross profit	92,745	83,522	9,223	11.0%	45.2%	44.1%

Selling, general, and administrative expense	61,205	53,658	7,547	14.1%	29.9%	28.3%
Operating income before impairment	31,540	29,864	1,676	5.6%	15.4%	15.8%

Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	31,540	29,864	1,676	5.6%	15.4%	15.8%

Other income (expense):
Nonoperating income (expense), net	156	125	31	24.8%	0.1%	0.1%
Interest expense	(2,081)	(2,146)	65	-3.0%	-1.0%	-1.1%
Total other income (expense)	(1,925)	(2,021)	96	-4.8%	-0.9%	-1.1%
Income before income taxes	29,615	27,843	1,772	6.4%	14.4%	14.7%
Income tax expense	2,552	3,110	(558)	-17.9%	1.2%	1.6%
Net income	$27,063	$24,733	$2,330	9.4%	13.2%	13.1%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Sales revenue, net
Personal Care Segment	$377,853	$347,018	$30,835	8.9%	70.0%	70.0%
Housewares Segment	162,124	148,447	13,677	9.2%	30.0%	30.0%
Total sales revenue, net	539,977	495,465	44,512	9.0%	100.0%	100.0%
Cost of goods sold	294,529	284,540	9,989	3.5%	54.5%	57.4%
Gross profit	245,448	210,925	34,523	16.4%	45.5%	42.6%

Selling, general, and administrative expense	163,020	141,230	21,790	15.4%	30.2%	28.5%
Operating income before impairment	82,428	69,695	12,733	18.3%	15.3%	14.1%

Asset impairment charges	501	900	(399)	-44.3%	0.1%	0.2%
Operating income	81,927	68,795	13,132	19.1%	15.2%	13.9%

Other income (expense):
Nonoperating income (expense), net	490	927	(437)	-47.1%	0.1%	0.2%
Interest expense	(6,377)	(8,192)	1,815	-22.2%	-1.2%	-1.7%
Total other income (expense)	(5,887)	(7,265)	1,378	-19.0%	-1.1%	-1.5%
Income before income taxes	76,040	61,530	14,510	23.6%	14.1%	12.4%
Income tax expense	7,117	6,377	740	11.6%	1.3%	1.3%
Net income	$68,923	$55,153	$13,770	25.0%	12.8%	11.1%

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2010 increased 8.2 and 9.0 percent to $205.00 and $539.98 million, respectively, compared to $189.40 and $495.47 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment was up 9.2 and 8.9 percent, respectively, for the three- and nine-month periods ended November 30, 2010, when compared to the same periods last year.  Net sales revenue in our Housewares segment was up 6.0 and 9.2, respectively, for the three- and nine-month periods ended November 30, 2010, when compared to the same periods last year.  The growth rate in the Housewares segment was slower compared to recent quarters due to the continued maturation of its domestic markets and certain delays in new product introductions.  While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth that it has historically experienced.

Impact of acquisitions on net sales revenue:

Net sales revenue from acquisitions contributed 9.3 and 10.2 percentage points, respectively, to our net sales revenue growth for the three- and nine-month periods ended November 30, 2010.  Net sales revenue from acquisitions for the nine month period ended November 30, 2010 included one month of net sales revenue totaling $2.37 million from our Infusium line of shampoos, conditioners and leave-in hair treatments acquired on March 31, 2009. Net sales revenue from acquisitions for three- and nine-month periods ended November 30, 2010, also included three and eight months revenue totaling $17.59 and $48.42 million, respectively, for our Pert Plus hair care and Sure antiperspirant and deodorant product lines acquired on March 31, 2010.  Our core business (business owned and operated over the same fiscal periods last year) had total dollar net sales revenue declines of $1.99 and $6.28 million, respectively, for the three- and nine-month periods ended November 30, 2010, when compared to the same periods last year.  This equates to a 1.1 and 1.3 percentage point decline in net sales revenue, for the three- and nine-month periods ended November 30, 2010, when compared to the same periods last year.  Core business net sales revenue declines for both periods were caused by weak economic conditions in certain key foreign markets and unfavorable foreign currency fluctuations, which reduced U.S. reported net sales revenue by $2.49 million and $3.46 million, respectively. Domestic (U.S. and Canada) core business net sales revenue grew slightly for the three month period ended November 30, 2010, and was essentially flat for the nine month period ended November 30, 2010, when compared to the same periods last year.  Net sales revenue growth in our Housewares segment’s core business was offset by declines in our Personal Care segment’s core business.  The following tables set forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITION ON NET SALES REVENUE

(in thousands)

	Quarter Ended November 30,
	2010	2009

Prior year’s sales revenue, net	$189,399	$185,619

Components of net sales revenue change
Core business	(1,991)	(6,053)
Acquisitions (non-core business net sales revenue)	17,593	9,833
Change in sales revenue, net	15,602	3,780
Sales revenue, net	$205,001	$189,399

Total net sales revenue growth	8.2%	2.0%
Core business	-1.1%	-3.3%
Acquisitions	9.3%	5.3%

IMPACT OF ACQUISITION ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,
	2010	2009

Prior year’s sales revenue, net	$495,465	$484,165

Components of net sales revenue change
Core business	(6,275)	(19,122)
Acquisitions (non-core business net sales revenue)	50,787	30,422
Change in sales revenue, net	44,512	11,300
Sales revenue, net	$539,977	$495,465

Total net sales revenue growth	9.0%	2.3%
Core business	-1.3%	-4.0%
Acquisitions	10.3%	6.3%

Impact of foreign currencies on net sales revenue:

During the three- and nine-month periods ended November 30, 2010, we transacted approximately 16 and 13 percent, respectively, of our net sales revenues in foreign currencies.   During the three- and nine-month periods ended November 30, 2009, we transacted approximately 16 and 15 percent, respectively, of our net sales revenues in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three- and nine-month periods ended November 30, 2010, the impact of net foreign currency exchange rates decreased our international net sales revenue by approximately $2.49 and $3.46 million.  The impact of these fluctuations primarily affected the Personal Care segment’s appliance category.

Segment net sales revenue:

We operate our business under two segments: Personal Care and Housewares.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products and baby-toddler products.  The following table sets forth, for the periods indicated, our net sales revenue and the impact of volume and price mix changes for each segment:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$146,506	$134,206	$8,748	$3,552	$12,300	6.5%	2.6%	9.2%
Housewares	58,495	55,193	1,786	1,516	3,302	3.2%	2.7%	6.0%
Total sales revenue, net	$205,001	$189,399	$10,534	$5,068	$15,602	5.6%	2.7%	8.2%

	Nine Months Ended November 30,		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$377,853	$347,018	$32,475	$(1,640)	$30,835	9.4%	-0.5%	8.9%
Housewares	162,124	148,447	12,951	726	13,677	8.7%	0.5%	9.2%
Total sales revenue, net	$539,977	$495,465	$45,426	$(914)	$44,512	9.2%	-0.2%	9.0%

Personal Care Segment – Segment net sales revenue for the three months ended November 30, 2010 increased $12.30 million, or 9.2 percent, to $146.51 million compared with $134.21 million for the same period last year.  Segment net sales revenue for the nine months ended November 30, 2010 increased $30.83 million, or 8.9 percent, to $377.85 million compared with $347.02 million for the same period last year. Net sales revenue increases were attributed primarily to the grooming, skin care and hair care solutions category, which sell at lower per unit prices than appliances overall.  Year-over-year growth in the third quarter was due primarily to an additional three months of net sales revenue from our recent acquisition of the Pert Plus and Sure business, acquired on March 31, 2010.  Sales of appliances and accessories declined when compared to the same period last year, which we believe is in line with overall industry performance for the category.  A significant portion of the decline was due to the impact of weak economic conditions and unfavorable foreign currency fluctuations on our international operations.  Hair care appliance net sales revenue continues to be negatively impacted by cautious consumer spending, which includes an overall shift by consumers to spending on lower price-point personal care items.  We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on improvements in domestic and international employment, housing markets and consumers’ personal finances.

Housewares Segment – Segment net sales revenue for the three months ended November 30, 2010 increased $3.30 million, or 6.0 percent, to $58.50 million compared with $55.19 million for the same period last year.  Segment net sales revenue for the nine months ended November 30, 2010 increased $13.68 million, or 9.2 percent, to $162.12 million compared with $148.45 million for the same period last year. While our Housewares segment has modestly expanded its distribution, new product introductions across the segment’s existing retail base continues to be the primary driver of growth.  Additional new product introductions, namely our OXO tot infant and toddler feeding, cleaning and bathing products and our OXO Good Grips line of interlocking deep drawer plastic storage bins, began to ship to a limited number of customers during the third fiscal quarter of 2011.

While the Housewares segment’s performance continues to demonstrate resistance to recessionary trends, sales revenue growth for the segment is highly dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  For the quarter ended November 30, 2010, the growth rate in the Housewares segment was slower compared to recent quarters.  This was due to the segment’s continued maturation of its domestic markets and certain delays in new product introductions.  The delays in new product introductions were due to development capacity constraints, which is attributed, in part, to the impact of the segment’s growth in sourcing needs and underlying manufacturing complexity. During the latest quarter, management reviewed its operations and advanced several initiatives, which will realign and expand its product development team.  We expect these changes will eliminate recent development capacity constraints and improve the time-to-market over the next few fiscal quarters.

OXO continues to expand its new product development pipeline and focus on building strong product line assortments.  While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth that it has historically experienced.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended November 30, 2010 increased 1.1 percentage points to 45.2 percent compared to 44.1 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales revenue for the nine month period ended November 30, 2010 increased 2.9 percentage points to 45.5 percent compared to 42.6 percent for the same period last year.

Gross profit margin improvements for the three- and nine-month periods ended November 30, 2010 were primarily the result of:

•     the impact of commodity price decreases in fiscal 2010 that continue to cycle through cost of goods sold; and

•    a change in sales mix as grooming, skin care and hair care solutions products with comparatively higher margins became a more significant portion of the Company’s overall net sales revenue, particularly as a result of our more recent brand acquisitions.

The gross profit margin improvements were partially offset by increases in inbound freight costs.

Our product sourcing mix is heavily dependent on imports from China.  There is a possibility that China will move its currency off a peg to the U.S. dollar, which will likely increase our product costs over time.  In addition, there has been upward pressure on raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the expectation of sustained gross profit margin improvement throughout the remainder of fiscal 2011 and into the first half of fiscal year 2012.

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

IMPACT OF SPECIFIED ITEMS ON SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

(dollars in thousands)

	Quarter Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

SG&A, as reported	$61,205	$53,658	$7,547	14.1%	29.9%	28.3%
Advertising	(13,164)	(7,709)	(5,455)	70.8%	-6.4%	-4.1%
Foreign exchange gains	400	138	262	*	0.2%	0.1%
Insurance claim gains (loss)	31	(33)	64	*	0.0%	0.0%
SG&A, without specified items	$48,472	$46,054	$2,418	5.3%	23.6%	24.3%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

SG&A, as reported	$163,020	$141,230	$21,790	15.4%	30.2%	28.5%
Advertising	(27,507)	(15,998)	(11,509)	71.9%	-5.1%	-3.2%
Foreign exchange gains	491	3,432	(2,941)	*	0.1%	0.7%
Insurance claim gains	387	510	(123)	-24.1%	0.1%	0.1%
SG&A, without specified items	$136,391	$129,174	$7,217	5.6%	25.3%	26.1%

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

For the fiscal quarter ended November 30, 2010, SG&A reported in our consolidated condensed statements of income as a percentage of net sales revenue increased 1.6 percentage points to 29.9 percent compared to 28.3 percent for the same period last year.  For the nine month period ended November 30, 2010, SG&A reported in our consolidated condensed statements of income as a percentage of net sales revenue increased 1.7 percentage points to 30.2 percent compared to 28.5 percent for the same period last year.

SG&A for the three- and nine-months ended November 30, 2010 includes advertising expense of $13.16 and $27.51 million, respectively, net foreign exchange gains of $0.40 and $0.49 million, respectively, and insurance claim gains of $0.03 and $0.39 million, respectively.  Together, these items resulted in a net expense impact on SG&A for the three- and nine-months ended November 30, 2010 of $12.73 and $26.63 million, respectively. SG&A for the three- and nine-months ended November 30, 2009 included advertising expense of $7.71 and $16.00 million, respectively, net foreign exchange gains of $0.14 and $3.43 million, respectively, and insurance claim gains (losses) of ($0.03) and $0.51 million, respectively.  Together, these items resulted in a net expense impact to SG&A for the three- and nine-months ended November 30, 2009 of $7.60 and $12.06 million, respectively.   The preceding table shows the impact of excluding these specified items from both periods.  Excluding the impact of the specified items shown in the previous table from the fiscal quarters presented, SG&A as a percentage of net sales revenue decreased 0.7 percentage points to 23.6 percent for the three months ended November 30, 2010 compared to 24.3 percent for the same period last year.  Excluding the impact of the specified items shown in the previous table from the nine months presented, SG&A as a percentage of net sales decreased 0.8 percentage points to 25.3 percent for the nine months ended November 30, 2010 compared to 26.1 percent for the same period last year.

For the third quarter of fiscal 2011, advertising expense exceeded last year’s third fiscal quarter advertising expense by approximately $5.46 million.  The increase in advertising expense for the three month period ended November 30, 2010 is due to the launch of new Personal Care media advertising campaigns for Pert Plus, Sure and Infusium products.  We plan to continue providing advertising support to these brands with expenditures expected to be incurred more evenly over the four quarters in the next fiscal year.

Operating income before impairment by segment:

The following table sets forth, for the periods indicated, our operating income before impairment charges by segment, as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BEFORE IMPAIRMENT, BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Personal Care	$18,816	$16,591	$2,225	13.4%	12.8%	12.4%
Housewares	12,724	13,273	(549)	-4.1%	21.8%	24.0%
Total operating income before impairment	$31,540	$29,864	$1,676	5.6%	15.4%	15.8%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Personal Care	$47,142	$36,503	$10,639	29.1%	12.5%	10.5%
Housewares	35,286	33,192	2,094	6.3%	21.8%	22.4%
Total operating income before impairment	$82,428	$69,695	$12,733	18.3%	15.3%	14.1%

The Personal Care segment’s operating income before impairment charges increased $2.23 million, or 13.4 percent, for the fiscal quarter ended November 30, 2010, when compared to the same period last year.  The segment’s operating income before impairment charges increased $10.64 million, or 29.1 percent, for the nine months ended November 30, 2010, when compared to the same period last year. These improvements were due to an overall improvement in gross margin combined with the favorable impact of the Pert Plus, Sure and Infusium acquisitions on the sales and profitability of our domestic grooming, skin care and hair care solutions products business.

The Housewares segment’s operating income before impairment charges decreased $0.55 million, or 4.1 percent, for the fiscal quarter ended November 30, 2010, when compared to the same period last year. The quarter-over-quarter decrease in operating income was principally due to a lower overall gross profit margin due to higher than usual close-out sales, increased inbound freight and commodity costs, and product mix changes.  The segment’s operating income before impairment charges increased $2.09 million, or 6.3 percent, for the nine months ended November 30, 2010, when compared to the same period last year.

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

Interest expense and nonoperating income (expense), net:

Interest expense for the three- and nine-month periods ended November 30, 2010 was $2.08 and $6.38 million, respectively, compared to $2.15 and $8.19 million, respectively, for the same periods last year.  Interest expense was lower when compared to the previous period primarily due to lower outstanding debt.

Nonoperating income (expense), net, for the three- and nine-month periods ended November 30, 2010 was $0.16 and $0.49 million, respectively, compared to $0.13 and $0.93 million, respectively, for the same periods last year. The following table sets forth, for the periods indicated, the key components of nonoperating income (expense), net as a year-over-year percentage change and as a percentage of net sales revenue:

NONOPERATING INCOME (EXPENSE), NET

(dollars in thousands)

	Quarter Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Interest income	$152	$105	$47	44.8%	0.1%	0.1%
Miscellaneous other income (expense), net	4	20	(16)	-80.0%	0.0%	0.0%
Total nonoperating income (expense), net	$156	$125	$31	24.8%	0.1%	0.1%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2010	2009	$ Change	% Change	2010	2009

Interest income	$402	$426	$(24)	-5.6%	0.1%	0.1%
Unrealized gains on securities	-	420	(420)	-100.0%	0.0%	0.1%
Miscellaneous other income (expense), net	88	81	7	8.6%	0.0%	0.0%
Total nonoperating income (expense), net	$490	$927	$(437)	-47.1%	0.1%	0.2%

Income tax expense:

Income tax expense for the three- and nine-month periods ended November 30, 2010 was 8.6 and 9.4 percent, respectively, of income before income taxes compared to 11.2 and 10.4 percent, respectively, for the same periods last year. The decrease in effective tax rates year-over-year is partially due to the reversal of certain reserves for uncertain tax positions during the three- and nine-month periods ended November 30, 2010.  The remaining fluctuations in our effective tax rates for the periods presented are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

Net income:

Our net income was $27.06 and $68.92 million, respectively, for the three- and nine-month periods ended November 30, 2010 compared to $24.73 and $55.15 million for the same periods last year, representing period-over-period net income increases of 9.4 and 25.0 percent, respectively.   Our diluted earnings per share was $0.86 and $2.20 respectively, for the three- and nine-month periods ended November 30, 2010 compared to $0.80 and $1.79, respectively, for the same periods last year, representing period-over-period diluted earnings per share increases of 7.5 and 22.9 percent, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the nine-month periods ended November 30, 2010 and 2009 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES
	Nine Months Ended November 30,
	2010	2009

Accounts Receivable Turnover (Days) (1)	68.0	70.6
Inventory Turnover (Times) (1)	2.7	2.3
Working Capital (in thousands)	$219,518	$234,599
Current Ratio	2.3 : 1	3.0 : 1
Debt to Equity Ratio (2)	20.0%	23.8%
Return on Average Equity (1) (3)	14.1%	-6.0%

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

(3)  Return on average equity for the nine months ended November 30, 2009 reflects the impact of non-cash impairment charges of $99.51 million ($99.06 million after tax) recorded in the fourth quarter of fiscal 2009.

Operating activities:

Operating activities provided $33.60 million of cash during the first nine months of fiscal 2011, compared to $97.93 million of cash provided during the same period in fiscal 2010.  The decrease in operating cash flow was primarily due to the timing of fluctuations in working capital components, particularly an increase in inventory when compared year-over-year.

Accounts receivable increased $42.69 million to $152.41 million as of November 30, 2010, compared to $109.72 million at the end of fiscal 2010.  The increase was due to trade receivables acquired with the Pert Plus and Sure business and overall net sales revenue growth.  Accounts receivable turnover improved to 68.0 days at November 30, 2010 from 70.6 days at November 30, 2009.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $28.29 million to $152.31 million as of November 30, 2010, compared to $124.02 million at the end of fiscal 2010.  Inventory turnover improved to 2.7 times at November 30, 2010 compared to 2.3 times at November 30, 2009.

Working capital decreased to $219.52 million at November 30, 2010, compared to $234.60 million at November 30, 2009.  Our current ratio decreased to 2.3:1 at November 30, 2010, compared to 3.0:1 at November 30, 2009. The decrease in our working capital and current ratio was primarily caused by $50 million of long-term debt scheduled to mature in June 2011, which became classified as a current liability during the quarter ended August 31, 2010.

Investing activities:

Investing activities used $71.67 million of cash during the nine months ended November 30, 2010. Highlights of those activities follow:

•    In addition to certain capital assets acquired in connection with the Pert Plus hair care and Sure antiperspirant and deodorant acquisition discussed immediately below, we spent $1.19 million on molds and tooling, $0.87 million on information technology infrastructure, $0.52 million on various other fixed asset additions, and $0.45 million on the development of new patents.

•    We used $69.00 million of cash to acquire accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, tradenames, product design specifications, production know-how, certain fixed assets, distribution rights and customer lists, less certain product related operating accruals and other current liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC.

•     We liquidated $0.30 million of auction rate securities (“ARS”) at par.

Financing activities:

Financing activities used $1.52 million of cash during the nine months ended November 30, 2010.  Highlights of those activities follow:

•                  We paid a $3 million installment on long-term debt.

•                  We repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price.

•                  Employees and directors exercised options to purchase 141,325 shares of common stock, providing $3.06 million of cash, including related tax benefits.

•                  Purchases of common stock through our employee stock purchase plan provided $0.22 million of cash.

Termination of 2004 Revolving Line of Credit Agreement and Other Debt Agreements:

In June 2004, we entered into a Revolving Line of Credit Agreement (the “2004 RCA”) with Bank of America, N.A. that provided for a total revolving commitment of up to $50 million. On December 31, 2010, we terminated the 2004 RCA and, in connection with our acquisition of Kaz, after having entered into a new Revolving Line of Credit Agreement (the “2010 RCA”) with Bank of America, N.A. on December 30, 2010. For additional information regarding the terms and conditions of the 2004 RCA, see Note 10 to the accompanying consolidated condensed financial statements.   For additional information regarding our acquisition of Kaz, see Note 18 to the accompanying consolidated condensed financial statements.

2010 Revolving Line of Credit Agreement and Other Debt Agreements:

The 2010 RCA provides for an unsecured revolving commitment of up to $150 million, subject to the terms and limitations described below.  The commitment under the 2010 RCA terminates on December 30, 2015.  We also simultaneously entered into a $100 million unsecured Term Loan Credit Agreement (the “TLCA”) with Bank of America, N.A., which matures on March 30, 2011. We intend to repay in full and terminate the TLCA, replacing it with permanent long-term financing prior to the maturity date of the TLCA.  The following table summarizes the sources and consideration paid for Kaz, subject to certain future adjustments, including an adjustment for estimated closing date working capital.

KAZ, INC - SOURCES OF CONSIDERATION PAID AT DECEMBER 31, 2010

(in thousands)
Cash	$72,037
Advances under the 2010 RCA	94,000
Loans under the TLCA	100,000
Total consideration paid	$266,037

Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1 percent.  Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA.  We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. The TLCA accrues interest at the “Base Rate” plus a margin of 2.00 percent per annum, or alternatively, if we elect, at the one month LIBOR rate plus a margin of 3.00 percent per annum. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar for dollar basis. The 2010 RCA, the TLCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the parent company, Helen of Troy Limited and/or certain subsidiaries.

The 2010 RCA, the TLCA and our other debt agreements require the maintenance of certain maximum debt leverage, interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which, among other things, restrict us from incurring liens on any of our properties, except under certain conditions set forth therein, and limit our ability to pay dividends and repurchase shares of our common stock. As of December 31, 2010, our debt agreements effectively limited our ability to incur more than an estimated $147.44 million of additional debt from all sources, including draws on the 2010 RCA.  All of our long-term debt, including our Senior Notes, is unconditionally guaranteed by the parent company, Helen of Troy Limited and/or certain subsidiaries on a joint and several basis.  We are currently in compliance with the terms of the 2010 RCA, the TLCA and our other debt agreements.

In connection with the 2010 RCA and TLCA, the Company has incurred $2.05 million in new debt acquisition costs through December 31, 2010 that will be amortized over the terms of the associated agreements.

As of November 30, 2010, we had an aggregate principal balance of $131.00 million of Senior Notes with varying maturities due through June 2014. All of our Senior Notes are unconditionally guaranteed by the parent company, Helen of Troy Limited and/or certain subsidiaries on a joint and several basis.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at November 30, 2010, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2011	2012	2013	2014	2015	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$6,000	$3,000	$3,000	$-	$-	$-	$-
Term debt - floating rate (1)	125,000	50,000	-	-	75,000	-	-
Long-term incentive plan payouts	4,968	2,108	1,955	905	-	-	-
Interest on fixed rate debt	489	353	136	-	-	-	-
Interest on floating rate debt (1)	17,870	6,225	4,508	4,508	2,629	-	-
Open purchase orders	94,289	94,289	-	-	-	-	-
Minimum royalty payments	69,877	6,534	6,821	6,075	4,938	4,969	40,540
Advertising and promotional	79,665	12,332	6,271	5,671	5,324	5,467	44,600
Operating leases	10,558	1,987	1,587	1,358	1,298	1,063	3,265
Capital spending commitments - Software Upgrade	6,573	6,573	-	-	-	-	-
Total contractual obligations (2)	$415,289	$183,401	$24,278	$18,517	$89,189	$11,499	$88,405

(1) The Company uses interest rate hedge agreements (the “swaps”)  in conjunction with its unsecured floating interest rate $50 million, 7 year and $75 million, 10 year Senior Notes.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swaps effectively fix the interest rates on the 7- and 10-year Senior Notes at 5.89 and 6.01 percent, respectively.   Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2010, we have recorded a provision for our uncertain tax positions of $1.33 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

As previously discussed, in connection with our acquisition of Kaz, the Company terminated the 2004 RCA and entered into the 2010 RCA, which provides for an unsecured revolving credit commitment of up to $150 million.  The commitment under the 2010 RCA terminates on December 30, 2015.  In addition, the Company entered into the TLCA, which provides for $100 million of unsecured term loans.  In total, on December 31, 2010, these new borrowings funded $194 million of Kaz’s acquisition price, with the remaining purchase price funded with cash on hand.  These transactions are not reflected in the above table because they were not contractual obligations at November 30, 2010.  The TLCA matures on March 30, 2010.  We intend to repay in full and terminate the TLCA with permanent long-term financing prior to the maturity date of the TLCA.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

As of November 30, 2010, we have no outstanding borrowings and $0.20 million of open letters of credit under the 2004 RCA.   As of December 31, 2010, after giving effect to the cash on hand used to acquire Kaz and the borrowings under the 2010 RCA and TLCA, we have approximately $20 million of cash on hand and approximately $55 million of revolving loan availability.  Based on our current financial condition and current operations, we believe that cash flows from operations, cash on hand and available financing sources (including our availability under the 2010 RCA) will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our continuing capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate new acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance new acquisition activity with available cash, the issuance of common stock, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – “New Accounting Pronouncements,” to the accompanying consolidated condensed financial statements of this report, for a discussion of the status and potential impact of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates, interest rates and the liquidity of our investments are our primary financial market risks.

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and nine-month periods ended November 30, 2010, approximately 16 and 13 percent, respectively, of our net sales revenue were in foreign currencies. During the three- and nine-month periods ended November 30, 2009, approximately 16 and 15 percent, respectively, of our net sales revenue were in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of November 30, 2010 is both floating and fixed. Fixed rates are in place on $6 million of Senior Notes at 7.24 percent and floating rates are in place on $125 million of Senior Notes, which reset as described in Note 13 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

Our levels of debt, certain additional draws against the 2004 RCA (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates, increase our risk profile. We manage our floating rate debt using interest rate swaps (the “swaps”). As of November 30, 2010, we had two swaps that converted an aggregate notional principal of $125 million from floating interest rate payments under our 7- and 10-year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively. In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7- and 10-year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.29 percent as of November 30, 2010 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap fully offset the change in any period of the underlying debt’s floating rate payments. These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered highly effective.

The following tables summarize the fair values of our various derivative instruments at November 30, 2010 and February 28, 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30, 2010
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2012	£10,700	$355	$156	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2011	$8,000	80	43	-	-
Currency contracts - sell Euros	Cash flow	2/2012	€7,000	121	-	-	-
Subtotal				556	199	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,222	7,621
Total fair value				$556	$199	$4,222	$7,621

February 28, 2010
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-	$-
Currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-	-
Subtotal				795	-	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	-	4,951	7,070
Total fair value				$795	$-	$4,951	$7,070

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

Risks inherent in cash, cash equivalents and investment holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Long-term investments consist of AAA rated ARS.  The following table summarizes cash, cash equivalents and long-term investments we held at November 30, 2010 and February 28, 2010:

CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

(in thousands)

	November 30, 2010		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$44,754	0.00 to 1.65%	$6,234	0.00 to 2.00%
Cash, interest and non-interest-bearing accounts - restricted	1,377	0.00 to 1.25%	1,053	0.00 to 2.50%
Commercial paper	8,640	0.13 to 0.16%	88,822	0.03 to 0.18%
Money market accounts	15,852	0.07 to 3.66%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$70,623		$110,208

Long-term investments - auction rate securities	$20,223	1.61 to 2.75%	$20,534	1.73 to 8.44%

Our cash balances at November 30, 2010 and February 28, 2010 include restricted cash of $1.38 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  The Venezuelan government enforces restrictions on transfers of cash out of the country and controls exchange rates.  We have made formal applications to repatriate this cash at an official exchange rate currently pertinent to us, which is 4.30 Bolivares Fuertes to $1.00; however, the Company has not yet received approval of these applications.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at predetermined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our accompanying consolidated condensed balance sheets.

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

•                  our projections of product demand, sales and net income (including the Company’s guidance for Kaz’s net sales revenues and the expectation that the acquisition will be accretive) are highly subjective in nature and future net sales revenues and net income could vary in a material amount from such projections;

•                  expectations regarding the acquisition of Kaz and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate Kaz and other acquired businesses;

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

•                  the potential impact of disruptions in U.S. and international credit markets;

•                  currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•                  our leverage and the constraints it may impose on our ability to manage our cash resources and operate our business;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2010. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2010, the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the latest program approved by our Board of Directors, as of November 30, 2010, we are authorized to purchase up to 1,200,650 shares of common stock in the open market or through private transactions. During the fiscal quarter ended November 30, 2010 we did not repurchase any common stock.

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

HELEN OF TROY LIMITED
(Registrant)

Date: January 10, 2011	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: January 10, 2011	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: January 10, 2011	/s/ Richard J. Oppenheim
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