Form 10-K
period 2011-02-28
HELEN OF TROY LTD
filed 2011-05-16
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                           Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                          Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such

shorter period that the registrant was required to submit and post such files).                                                                                                Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                             ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2010, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $638,203,000

As of May 9, 2011 there were 30,865,355 common shares, $.10 par value per share (“common stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2011 Annual General Meeting of Shareholders.

CERTAIN CONVENTIONS USED IN THIS REPORT

In this report and accompanying consolidated financial statements and notes thereto, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we” ,”us” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010. Kaz is now a new segment within the Company referred to as the Healthcare / Home Environment segment.  References to “OXO” refer to the operations of OXO International and certain affiliated subsidiaries that comprise the Housewares segment of the Company’s business.  Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions.  The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right.  All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”  References to “the FASB” refer to the Financial Accounting Standards Board.  References to “GAAP” refer to U.S. generally accepted accounting principles.  References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB .

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

•                  our projections of product demand, sales and net income (including the Company’s guidance for Kaz’s net sales revenue and the expectation that the acquisition will be accretive) are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•                  expectations regarding the acquisition of Kaz, Inc., the Pert Plus and Sure brands and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

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

•                  disruptions in U.S. and international credit markets;

•                  foreign currency exchange rate fluctuations;

•                  trade barriers, exchange controls, expropriations and other risks associated with foreign operations;

•                  our leverage and the constraints it may impose on our ability to manage our cash resources and operate our business;

•                  the costs, complexity and challenges of upgrading and managing our global information systems;

•                  the inability to liquidate auction rate securities;

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

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products.  We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.  We have three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair care and styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, conditioners, hair treatments, foot powder, body powder and skin care products. Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products, baby and toddler care products.   Our Healthcare / Home Environment segment reports the operations of Kaz, whose products include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic mosquito traps. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.   During fiscal 2011, we completed the following acquisitions:

•                  On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand. Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category through its pioneering development of the 2-in-1 shampoo and conditioner combination technology. Sure is one of the leading brands in the $1.7 billion U.S. anti-perspirant and deodorant category, well known for its product efficacy and value to both women and men. We market Pert Plus and Sure products primarily into retail trade channels. In the second quarter of fiscal 2011, we substantially completed the integration of this acquisition into our operations.

•                  On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz.  Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments.  The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, Smart-Temp, SoftHeat, Honeywell, Duracraft, Protec, Stinger and Nosquito.   For further information, see Notes (5), (6), (7), (8), (9), (18) and (19) to our consolidated financial statements.

We expect the acquisitions will help broaden the Company’s geographic footprint, increase our significance with common customers and vendors and expand our customer base worldwide.   In each of our segments, we strive to be the first to market with a broad line of competitively priced innovative products.  We believe this strategy is one of our most important growth drivers.  Our goal is to provide consumers with unique features, better functionality and higher performance at competitive price points.  We believe this strategy will allow us to sustain, and in many categories to strengthen, our market position in many of our product lines over the long term.  As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base and attract new customers.

As part of our overarching objective to grow our business and increase shareholder value, we have established five core initiatives. These initiatives and their key elements are outlined below, along with our thoughts on how activities of the past fiscal year align with these initiatives:

•                  Maximize high growth potential branded products.  We seek to maximize high growth products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth.   With the acquisition of Kaz, we can now leverage the power of three additional global brands in an appliance based business that complements our existing appliance brands.  The Pert Plus and Sure acquisitions have helped to give us additional scale and become more meaningful to retailers in the grooming, skin care and hair care solutions product categories.  Ten brands accounted for approximately 72 percent of our consolidated annual net sales revenue for fiscal year 2011.  When a brand fails to achieve a desired market potential, we evaluate whether to continue to invest in brand maintenance, exit the brand and/or selectively replace it with revenue streams from similar, more effectively performing branded products.

•                  Accelerate our new product pipeline.  We strive to reduce the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner.  A majority of our products are produced in China, where long production lead times are normal.  We continuously work with our manufacturers to simplify and shorten the length of our supply chain for new products.  The Kaz acquisition provides us the opportunity to leverage global sourcing economies of scale while sharing and standardizing best practices as we integrate Kaz into our Company.  We expect this can provide a number of operational efficiencies that can improve our time to market.

•                  Leverage innovation.  We constantly seek ways to foster our culture of innovation and new product development.  We intend to enhance and extend our existing product categories and develop new allied product categories to grow our business.  We believe new innovative products permit us to generate higher per unit sales prices and margins for us and the customers we serve, and increase the value of our brand base.  Examples of such new products are OXO’s fiscal 2011 debut of the OXO Tot line of approximately 70 baby and toddler care products, including the Sprout™ convertible high chair, which requires no tools to adjust.  In Personal Care, we were first to market with an extensive line of specialty thermal styling tools including the Pro Beauty Tools Hollywood Styler with its unique three heat zone technology, the Pro Beauty Tools Ceramic Speed Waver, and the Hot Tools Blue Ice Titanium Coil Spring Curling Iron.  With the addition of Kaz, we acquired such innovative products as the Vicks Germ Free Cool Mist line of humidifiers, the Braun Thermoscan Ear Thermometer, which is the only infrared ear thermometer with a pre-warmed tip and guidance system, and the Honeywell line of HEPAClean Air Purifiers.

•                  Broaden our growth opportunities.  We plan to continue to seek opportunities to acquire brands and product categories through development and acquisitions.  When brand acquisition is not possible, we look for licensed brands that have developed substantial brand equity in product categories that will create synergies with our existing products.  The addition of the Vicks, Braun and Honeywell brand platforms have diversified the Company’s sales base and have opened up certain adjacent product opportunities currently under review and development.

•                  Reduce cost and increase productivity.  We seek to control our expenses and strengthen operating margins by eliminating unnecessary spending, co-innovating with our manufacturers to eliminate costs, leveraging technology, and making productivity a key focus throughout our Company.  We believe Kaz will provide opportunities to realize synergies as we integrate Kaz’s IT, sourcing and foreign operations into those of the Company.  The end result should be greater negotiating scale and lower costs of operation across our enterprise.

We present financial information by operating segment in Note (19) of our consolidated financial statements. The matters discussed in this Item 1., “Business,” pertain to all existing operating segments, unless otherwise specified.

TRADEMARKS, PATENTS AND PRODUCTS

We sell certain of our products under trademarks licensed from third parties.  We also market products under a number of trademarks that we own.  The following are a representative, but not all inclusive, listing of the some of the more important trademarks by segment and major product category:

SEGMENT	PRODUCT CATEGORY	OWNED TRADEMARKS	LICENSED TRADEMARKS
Personal Care	Retail and Professional Appliances and Accessories	Pro Beauty Tools®, Karina®, Hot Tools®, Gold ‘N Hot®, Carel®, Comare®, Shear Technology®, DCNL®	Revlon ® (1), Vidal Sassoon®, Dr. Scholls®, Scholl®, Toni&Guy®, Bed Head®, Health o Meter®, Veet®
	Grooming, Skin Care and Hair Care Solutions	Brut®, Infusium 23®, Pert Plus®, Sure®, Ammens®, Ogilvie®, Final Net®	Sea Breeze®
Housewares		OXO®, Good Grips®, SoftWorks®, OXO SteeL®, OXO tot®	-
Healthcare / Home Environment	Healthcare	Softheat®, Protec®, Smart Temp®	Braun®, Vicks®
	Home Environment	Duracraft®, Stinger®, Nosquito®	Honeywell®

(1)       The remaining duration of the agreements, including renewal terms, is approximately 52 years.

Licensed Trademarks

The Personal Care and Healthcare / Home Environment segments depend upon the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue.  New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes, and make minimum levels of advertising expenditures.  If we decide to renew upon expiration of their current terms, we may be required to pay prescribed renewal fees for certain agreements at the time of that election.

We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world. In addition, we believe our brands have an established reputation for quality, reliability and value.

Patents

Helen of Troy has filed or obtained licenses for over 600 design and utility patents in the United States and several foreign countries.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

We monitor and protect our brands against infringement, as we deem appropriate; however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various jurisdictions.

Products

We market and sell Personal Care products, Housewares products, Healthcare products and Home Environment products that we acquire, design and/or develop. The following table lists the primary products we sell and some of the more significant brand names that appear on those products.

PRODUCT CATEGORY	PRODUCTS	REPRESENTATIVE BRAND NAMES
Appliances and Accessories	Hand-held dryers	Revlon®, Vidal Sassoon®, Toni&Guy®, Hot Tools®, Gold ‘N Hot®, Pro Beauty Tools®, Bed Head®
	Curling irons, straightening irons, hot air brushes and brush irons	Revlon®, Vidal Sassoon®, Toni&Guy®, Hot Tools®, Gold ‘N Hot®, Pro Beauty Tools®, Bed Head®
	Hairsetters	Revlon®, Vidal Sassoon®, Hot Tools®
	Paraffin baths, facial brushes, facial saunas and other skin care appliances	Revlon®, Dr. Scholl’s®
	Manicure/pedicure systems	Revlon®, Dr. Scholl’s®, Scholl®
	Foot baths	Dr. Scholl’s®, Scholl®
	Foot, hydro, cushion, body and personal massagers and memory foam products	Dr. Scholl’s®, Scholl®, Health o meter®
	Hair clippers and trimmers, exfoliators, epilators and shavers	Revlon®,Vidal Sassoon®, Toni&Guy®, Hot Tools®, Veet®
	Hard and soft-bonnet hair dryers	Carel®, Gold ‘N Hot®
	Hair styling implements, brushes, combs, hand-held mirrors, lighted mirrors, utility implements and decorative hair accessories	Revlon®, Vidal Sassoon®, Hot Tools®, Karina®, Gold ‘N Hot®, Comare®, Shear Technology®, Bed Head®, DCNL®
Grooming, Skin Care and Hair Care Solutions	Liquid hair styling products, treatments, conditioners and shampoos	Infusium 23®, Pert Plus®, Ogilvie®, Ammens®, Final Net®
	Liquid and/or medicated skin care products	Sea Breeze®, Ammens®
	Fragrances, deodorants and antiperspirants	Brut®, Sure®, Ammens®
Housewares	Kitchen tools, cutlery, food storage containers, bar and wine accessories, kitchen mitts and trivets, and barbeque tools	OXO®, Good Grips®, OXO SteeL®, SoftWorks®,
	Tea kettles	OXO®, Good Grips®, SoftWorks®
	Household cleaning tools and trash cans	OXO®, OXO SteeL®, Good Grips®, SoftWorks®
	Storage and organization products	OXO®, OXO SteeL®, Good Grips®, SoftWorks®
	Hand and garden tools	OXO®, Good Grips®, SoftWorks®
	Baby and toddler care products	OXO tot®
Healthcare	Thermometers and blood pressure monitors	Vicks®, Braun®
	Humidifiers	Vicks®, Protec®
	Heating pads and hot/cold wraps	Softheat®, Smart Temp®
Home Environment	Air purifiers	Honeywell®
	Heaters and fans	Honeywell®, Duracraft®
	Humidifiers and dehumidifiers	Honeywell®, Duracraft®
	Bug zappers, bug lures and bulbs	Stinger®, Nosquito®

We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the Personal care, Housewares, Healthcare and Home Environment markets. Overall, in fiscal 2011, we introduced 443 new products across all of our categories compared to 362 and 415 new products introduced in fiscal 2010 and 2009, respectively.  Currently, 373 additional new products are in our product development pipeline for expected introduction in fiscal 2012.

SALES AND MARKETING

We now market our products in approximately 91 countries throughout the world.  Sales within the United States comprised 80, 79 and 76 percent of total net sales revenue in fiscal 2011, 2010 and 2009, respectively.  We sell our products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, catalogs, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers and various types of distributors, as well as directly online to end user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services and customer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging, and to help develop product line extensions and new products.

Regional sales and business unit managers work with our inside and outside sales representatives.  Our sales managers are organized by product group and geographic area and, in some cases, key customers.  Our regional managers are responsible for customer relations management, pricing and discount programs, distribution strategies and sales generation.

The companies from whom we license many of our brand names promote those names extensively. The Honeywell, Braun, Vicks, Revlon, Vidal Sassoon, Dr. Scholl’s, Scholl, Bed Head, Veet and Toni&Guy trademarks are widely recognized because of advertising and the sale of a variety of products. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our products through television advertising and through print media, including consumer and trade magazines, extensive in-store and customer cooperative advertising, the internet and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in China, to manufacture a significant portion of our products in the Personal Care appliance and accessories, Housewares, Healthcare and Home Environment product categories.  Most of our grooming, skin care and hair care solutions are manufactured in North America.  A substantial portion of our thermometer production is sourced in the United States and Mexico.  A substantial portion of our vaporizer and humidifier production is also sourced in Mexico.  For a discussion regarding our dependency on third party manufacturers, see Item 1A., “Risk Factors.”  For fiscal 2011, 2010 and 2009, cost of goods sold manufactured by vendors in the Far East comprised approximately 80, 85 and 88 percent, respectively, of total consolidated cost of goods sold.  Our mix between Far East, European, Latin American and domestic manufacturing continued to change in fiscal 2011 and 2010 as healthcare, home environment, grooming, skin care and hair care solutions became a larger part of our business.

Many of our key Far East manufacturers have been doing business with us over 30 years.  In some instances, we are now working with the second generation of entrepreneurs from the same families.  We believe these relationships give us a stable and sustainable advantage over many of our competitors.

Manufacturers who produce our products use formulas, molds, and certain other tooling, some of which we own, in manufacturing those products.  We employ numerous technical and quality control personnel responsible for ensuring high product quality.  Most of our products manufactured outside the countries in which they are sold are subject to import duties, which increase the amount we pay to obtain such products.

Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, our policy is to maintain several months of supply of inventory in order to meet our customers’ needs. Accordingly, we order products substantially in advance of the anticipated time of their sale to our customers. While we do not have any long-term formal arrangements with our suppliers, in most instances, we place purchase orders for products several months in advance of receipt of orders from our customers.  Our relationships and arrangements with most of our manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders.  Most purchase orders are in U.S. Dollars.  Because of our long lead times, from time to time, we must discount end of model product or sell it through closeout sales channels to eliminate excess inventories.

In total, we occupy approximately 2,582,000 square feet of distribution space in various locations to support our operations, which includes a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 415,000 square foot distribution center in Memphis, Tennessee, used to support a significant portion of our domestic distribution.  Approximately 72 percent of our consolidated gross sales volume shipped from these two facilities in fiscal 2011.  For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”   Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas; Southaven, Mississippi; Memphis, Tennessee; and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers, primarily in the Far East, to distribution centers in Canada, the Netherlands, Belgium, the United Kingdom, Mexico, Peru, Venezuela, or directly to customers. We then ship products stored at these international distribution centers to distributors or retailers.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its affiliates) accounted for approximately 17, 18 and 17 percent of our net sales revenue in fiscal 2011, 2010 and 2009, respectively.   Sales to our second largest customer, Target Corporation, all within the United States, accounted for approximately 10, 9 and 9 percent of our net sales revenue in fiscal 2011, 2010 and 2009, respectively.  Sales to our third largest customer, Bed Bath and Beyond, Inc., all within the United States and Canada, accounted for approximately 8, 10 and 8 percent of our net sales revenue in fiscal 2011, 2010 and 2009, respectively.  No other customers accounted for ten percent or more of net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 44, 46 and 43 percent in fiscal 2011, 2010 and 2009, respectively.

ORDER BACKLOG

When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

COMPETITIVE CONDITIONS

The markets in which we sell our products are very competitive and mature.  The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers with strong negotiating power.  Current trends among retailers include fostering high levels of competition among suppliers, the requirement to maintain or reduce prices and deliver products under shorter lead times.  Additionally, certain retailers source and sell products under their own private label brands that compete with our Company’s products.  We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers, some of which have been built over 30 years or more of working together. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label products.  Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

In the Personal Care segment, our primary competitors include Conair Corporation, Farouk Systems, Inc. (CHI), T3 Micro, Inc., International Consulting Associates, Inc. (InfraShine), FHI Heat, Inc., Jamella Limited (GHD), The Cricket Company LLC, Turbo Ion, Inc. (Croc Hair Products), Spectrum Brands, Inc., Goody Products, Inc., a division of Newell Rubbermaid, Inc., Homedics-U.S.A, Inc., KAO Brands Company, The Procter & Gamble Company, L′Oréal

Group, Unilever N.V., the Alberto-Culver Company, Colgate-Palmolive Company, Beirsdorf AG and Coty Inc.  In the Housewares segment, the competition is highly fragmented.  Our primary competitors in that segment include Lifetime Brands, Inc. (KitchenAid), Zyliss AG, Wilton Industries, Inc. (Copco), Simplehuman LLC,  Casabella Holdings LLC,  Interdesign, Inc., Boon Inc., Munchkin, Inc., Skip Hop, Inc. and Stokke AS.  In the Healthcare / Home Environment segment, our primary competitors are: Phillips Electronics N.V., Microlife AG Swiss Corporation, Omron Corporation, Medisana AG, Beurer GmbH, Exergen Corporation, Paul Hartmann AG, Visiomed Group SA (Thermoflash), Panasonic Corporation, Sharp Corporation, Jarden Corporation (Sunbeam, Bionair and Holmes), Lasko Products, Inc. and De’Longhi S.p.A.  Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. Net sales revenue in the third fiscal quarter accounted for approximately 26, 29 and 30 percent of fiscal 2011, 2010 and 2009 net sales revenue, respectively. Our lowest net sales revenue usually occurs in our first fiscal quarter, which accounted for approximately 21, 22 and 23 percent of fiscal 2011, 2010 and 2009 net sales revenue, respectively.  Sales comparisons for fiscal 2011 versus prior years are somewhat affected by the inclusion of two months net sales revenue from our new Healthcare / Home Environment segment in the fourth fiscal quarter.  We expect that the seasonality of our net sales revenue in the Healthcare / Home Environment segment will be consistent with the Company’s overall historical trend.   Because of the impact of the seasonality of our net sales revenues, our working capital needs fluctuate during the year.

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

EMPLOYEES

As of fiscal year end 2011, we employed 1,317 full-time employees world-wide, of which 286 are marketing and sales employees, 271 are distribution employees, 69 are engineering and development employees, and 691 are administrative personnel. We also use temporary, part time and seasonal employees as needed.  None of the Company’s employees are covered by a collective bargaining agreement.  We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

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

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers, and we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs.  Failure to deliver products to our retailers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage our reputation and brands and result in loss of customers or reduced orders.

To make our distribution operations more efficient, we have consolidated many of our U.S. distribution, receiving and storage functions into our Southaven, Mississippi and Memphis, Tennessee distribution facilities.  Approximately 72 percent of our consolidated gross sales volume shipped from these two facilities in fiscal 2011.  For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely effect our business and operating results.

Additionally, our U.S. distribution operations have reached a level where we may incur capacity constraints during peak shipping periods, should we continue to grow our sales revenue through either organic growth or  acquisitions.  These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business and operating results.

Our projections of product demand, sales and net income (including the Company’s guidance for Kaz’s net sales revenue and the expectation that the acquisition will be accretive) are highly subjective in nature and our future sales and net income could vary in a material amount from our projections.

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

Expectations regarding the acquisition of Kaz, the Pert Plus and Sure brands and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses, may adversely affect the price of our common stock.

We completed our acquisition of Kaz on December 31, 2010.  Additionally, on March 31, 2010 we acquired certain assets and liabilities of the Pert Plus and Sure businesses from Innovative Brands, LLC.  These represent significant acquisitions for the Company.  In addition, we continue to look for opportunities to make complementary strategic business and/or brand acquisitions.  Recent and future acquisitions, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.  In addition, any acquisition involves numerous risks, including:

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

A few customers account for a substantial percentage of our net sales revenue.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to these customers.  In particular, sales to our first and second largest customers accounted for approximately 17 and 10 percent, respectively, of our consolidated net sales revenue in fiscal 2011.  While only two customers accounted for 10 percent or more of our net sales revenue in fiscal 2011, sales to our top five customers accounted for approximately 44 percent of fiscal 2011 net sales revenue.  We expect that a small group of customers will continue to account for a significant portion of our net sales revenue.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which include super centers and club stores.  This trend has resulted in the increased size and influence of these mass merchandisers. Additionally, these mass merchandisers source and sell products under their own private label brands that compete with our products.  As mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, shorter lead times for the delivery of products, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship.  If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us.  A reduction in the demand for our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and operating results.

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

With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. We may also find that customers are canceling orders or returning products.  The recent events in Japan, as a result of its earthquake, could have far reaching consequences on all global supply chains and the availability of parts used in some of our products.  Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America, Europe and other countries.  China has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on product costs in China.  Many of our suppliers continue to experience labor shortages in China, which could result in future supply delays and disruptions and drive a substantial increase in labor costs.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal 2011 and 2009, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this could adversely impact profitability. China has suggested that it may change its currency intervention strategy with respect to the U.S. Dollar, which could result in an appreciation move and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of goods sold and certain operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes.  Changes in the cost of fuel as a result of Middle East tensions and related political instabilities could drive up fuel prices resulting in higher transportation prices in fiscal 2012.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses.  Our results of operations could be adversely affected by future increases in these costs.  We have had some success in implementing price increases to our customers or passing on product cost increases by moving customers to newer product models with enhancements that justify higher prices and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

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

We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently, whenever events or changes in circumstances indicate their carrying value may not be recoverable.  Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and company levels. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined.  Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

We rely on licensed trademarks, the loss of which could have a material adverse effect on our revenues and profitability.

We are dependent on our various licensed trademarks as a substantial portion of our sales revenue comes from selling products under licensed trademarks. As a result, we are materially dependent upon the continued use of these trademarks, including the Revlon, Vicks, Braun, Honeywell and Vidal Sassoon trademarks. It is possible that certain actions taken by the Company, its licensors or other third parties might diminish greatly the value of any of our licensed trademarks. Additionally, some of our licensors have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination.  If we were unable to sell products under these licensed trademarks, one or more of our license agreements are terminated or the value of the trademarks were diminished by the Company or licensor due to any inability to perform under the terms of the agreements or other reasons, or due to the actions of third parties, the effect on our business, financial condition and results of operations could be both negative and material.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Asia and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of a prolonged recovery from the global recession, many consumers have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit, and sharply falling asset prices, among other things.  A prolonged recovery from the  recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may continue to cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect the Company’s business, financial condition and results of operations.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly elsewhere, has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  Recently, we have seen modest improvement in retail economies, however the overall system appears to still be somewhat unstable.  A weakening of retail economies, as we experienced during fiscal 2009 and 2010, could continue to have a material adverse effect on our business, financial condition and results of operations.

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

Disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability.  Disruptions may also materially limit consumer credit availability and restrict credit availability to our customer base and the Company.  In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements.  The failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions.  This could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States.  The Company transacts a significant portion of its business in currencies other than the U.S. Dollar (“foreign currencies”).  With the merger of Kaz, our absolute exposure to the impacts of foreign currency fluctuations has grown.  Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes.  Additionally, we purchase a substantial amount of our products from Chinese manufacturers.  During fiscal 2011 and 2009, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.   We believe additional appreciation is likely during fiscal 2012.  Although our purchases are in U.S. Dollars, if the Chinese Renminbi continues its rise against the U.S. Dollar, the costs of our products will likely rise over time because of the impact the fluctuations will have on our suppliers, and we may not be able to pass any or all of these price increases on to our customers.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.  We have also historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent we forecast the expected foreign currency cash flows from the period the forward contract is entered into until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future net income.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved.

The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.  Accordingly, there can be no assurance that U.S. Dollar foreign exchange rates will be stable in the future or that fluctuations in foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations and other risks associated with foreign operations.

The economies of other foreign countries important to our operations, including countries in Asia, Europe and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, Europe and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•                  protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•                  new restrictions on access to markets;

•                  lack of developed infrastructure;

•                  inflation (including hyperinflation) or recession;

•                  changes in, and the burdens and costs of compliance with, a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•                  social, political or economic instability;

•                  acts of war and terrorism;

•                  natural disasters or other crises;

•                  reduced protection of intellectual property rights in some countries;

•                  increases in duties and taxation;

•                  restrictions on transfer of funds and/or exchange of currencies;

•                  expropriation of assets; and

•                  other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business financial condition and results of operations.

We recently incurred significant additional debt to fund the Kaz merger and may incur debt to fund acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.

Our debt levels can adversely affect our financial condition and can add constraints on our ability to operate our business.  Our indebtedness can, among other things:

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

We rely on our central Global Enterprise Resource Planning Systems and other peripheral information systems, which we are in the process of upgrading.  Obsolescence or interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

We conduct most of our businesses under one integrated Global Enterprise Resource Planning System (“ERP”). Most of our operations are dependent on this system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems.  In fiscal 2011, we began a project to convert our ERP system to a more updated version of our software provider’s system.  This upgrade is a significant undertaking that we expect to continue throughout fiscal 2012.  Conversion of various subsystems and implementation of new subsystems will take place in phases.  Testing the new subsystems before active deployment requires significant additional effort across our entire organization.  While underway, this conversion will strain our internal resources and could impact our ability to do our day to day business.  Complications or delays in completing this project could cause considerable disruptions to our business and may result in higher implementation costs than planned along with concurrent reallocation of human resources.

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

We rely on certain outside vendors to assist us with the upgrade of our software, the ongoing implementation of new enhancements to our information systems and to assist us in maintaining some of our infrastructure. Should any of these vendors fail to perform as expected, it could adversely affect our service levels and threaten our ability to conduct business. In addition, until we complete the migration of our core software to the updated version, we continue to run the risk that our software vendors may not be able to continue to provide the appropriate level of support for the older version of the system.

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

We hold investments in auction rate securities (“ARS”) collateralized by student loans (with underlying maturities from 18 to 35 years).  At February 28, 2011, 97 percent of the aggregate collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that resets the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.

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

Since August 31, 2008, we have used a series of discounted cash flow models to value our ARS.   Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation.  These inputs attempt to capture the impact of illiquidity on the investments and have resulted in the recording of unrealized losses on the ARS.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  If the issuers’ credit ratings or other market conditions deteriorate, the Company may be required to record other-than-temporary impairment charges on these investments in the future, which could have a material adverse effect on our business, financial condition and results of operations.  For further information on our ARS, see Notes (1), (10), (11), (16) and (20) to our accompanying consolidated financial statements.

Audits and related disputes with taxing authorities could have an adverse impact on our business.

From time to time, we are involved in tax audits and related disputes in various taxing jurisdictions.  The acquisition of Kaz has added considerable complexity to our tax structure, and the risk of liability for Kaz’s past activities.  We believe that we have complied with all applicable reporting and tax payment obligations and in the past have disagreed with taxing authority positions on various issues.  Historically, we have vigorously defended our tax positions through available administrative and judicial avenues.  Based on currently available information, we have established reserves for our best estimate of the probable tax liabilities.  Future actions by taxing authorities may result in tax liabilities that are significantly higher or lower than the reserves established, which could have a material effect on our consolidated results of operations or cash flows.  For more information about tax audits and related disputes, see Note (9) to the accompanying consolidated financial statements.

Potential changes in laws, including tax laws, and the costs and complexities of compliance with such laws could have an adverse impact on our business.

The impact of future legislation in the U.S. or abroad, including such things as employment and insurance laws, climate change related legislation, tax legislation, regulations or treaties, including any that would affect the companies or subsidiaries that comprise our consolidated group is always uncertain. The U.S. Congress continues to consider certain proposed changes in the tax laws, and new energy and environmental legislation that, if enacted may increase our costs of doing business.  In addition, changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosures related to the use of “Conflict Minerals”, will increase the cost of our sourcing compliance operations.  Our ability to respond to such changes, the cost and complexity of compliance with new law changes, and their impact on our ability to operate economically and effectively in jurisdictions always presents a risk.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases, or otherwise utilizes through third-party management service agreements, a total of 50 facilities, which include selling, procurement, research and development, administrative and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Information regarding the location, use, segment, ownership and approximate size of our principal facilities as of February 28, 2011 is provided in the table below:

Location	Type and Use	Business Segment	Owned or Leased	Approximate Size (Square Feet / Acres)
El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	Owned	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Personal Care	Owned	408,000
Southborough, Massachusetts, USA	Office Space - KAZ Headquarters	Healthcare / Home Environment	Leased	57,700
New York, New York, USA	Office Space - OXO Headquarters	Housewares	Leased	25,000
Danbury, Connecticut, USA	Office Space	Personal Care	Leased	12,500
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	Owned	1,200,000
Memphis, Tennessee, USA	Distribution Facility	Healthcare / Home Environment	Leased	414,500
Shenzhen, China	Office Space - Primarily Supply Chain Operations	Personal Care & Housewares	Leased	14,500
Shenzhen, China	Office Space - Primarily Supply Chain Operations	Personal Care & Housewares	Leased	5,500
Shenzhen, China	Office Space - Primarily Supply Chain Operations	Healthcare / Home Environment	Leased	24,000
Zhu Kuan, Macau, China	Office Space - Primarily Supply Chain Operations	Personal Care & Housewares	Leased	8,000
Hong Kong, China	Third-Party Managed Distribution Facility	Housewares	Leased	3,500
Lausanne, Switzerland	Office Space - European Headquarters	Healthcare / Home Environment	Leased	9,600
Sheffield, England	Land & Building	Personal Care & Housewares	Owned	10,000
Darwen, England	Third-Party Managed Distribution Facility	Personal Care & Housewares	Leased	75,000
Didcot, England	Third-Party Managed Distribution Facility	Healthcare / Home Environment	Leased	40,000
Milton, Ontario, Canada	Office Space and Distribution Facility	Healthcare / Home Environment	Leased	42,100
Etobicoke, Ontario, Canada	Third-Party Managed Distribution Facility	Personal Care	Leased	80,000
Mexico City, Mexico	Office Space - Latin American Headquarters	Personal Care	Owned	3,900
Mexico City, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	75,200
Monterrey, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	9,700
Guadalajara, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	11,600
Cuautitlan, Mexico	Third-Party Managed Distribution Facility	Personal Care	Leased	12,500
Nr Amsterdam, Netherlands	Third-Party Managed Distribution Facility	Personal Care	Leased	85,000
Genk, Belgium	Third-Party Managed Distribution Facility	Healthcare / Home Environment	Leased	120,000

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations.  In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE].  The following table sets forth, for the periods indicated, in dollars per share, the high and low sales prices of the common stock as reported on the NASDAQ.  These quotations reflect the inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

FISCAL 2011
First quarter	$28.98	$23.30
Second quarter	25.93	21.00
Third quarter	27.49	22.55
Fourth quarter	32.95	22.51

FISCAL 2010
First quarter	$20.09	$8.55
Second quarter	22.77	15.89
Third quarter	24.50	18.50
Fourth quarter	25.88	20.67

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common stock with a par value of $0.10 per share is our only class of equity security outstanding at February 28, 2011.  As of May 9, 2011, there were approximately 245 holders of record of the Company’s common stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions.  We have not paid any cash dividends on our common stock since inception.  Our current intention is to pay no cash dividends in fiscal 2012.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.  Generally, the 2010 RCA (as defined below) limits our ability to declare or pay cash dividends to our shareholders to an amount (when combined with the amount of any stock repurchases) equal to 35% of our Consolidated Net Earnings (as defined in the 2010 RCA) for our previous fiscal year.

ISSUER PURCHASES OF EQUITY SECURITIES

Under the latest program approved by our Board of Directors, as of February 28, 2011, we are authorized to purchase up to 1,192,917 shares of common stock in the open market or through private transactions. For the fiscal years ended 2011, 2010 and 2009, we repurchased and retired 80,000, 47,648 and 574,365 shares of common stock at a total purchase price of $1.80, $0.42 and $7.42 million, and an average purchase price of $22.49, $8.80 and $12.91 per share, respectively.  In addition, during the fiscal quarter ended February 28, 2011, a former member of our Board of Directors tendered 7,733 shares of common stock having a market value of $0.23 million, or $29.22 per share, as payment for the exercise price arising from the exercise of options.  Finally, during the fiscal quarters ended May 31, 2009 and November 30, 2009, our chief executive officer tendered a combined total of 1,438,109 shares of common stock having a market value of $30.15 million, or $20.97 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2010	-	$-	-	1,200,650
January 1 through January 31, 2011	-	-	-	1,200,650
February 1 through February 28, 2011 *	7,733	29.22	7,733	1,192,917
Total	7,733	$29.22	7,733	1,192,917

* Shares tendered by a former member of the Company’s Board of Directors in a cashless exercise

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 2006. The Peer Group Index is the Dow Jones—U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ
MARKET INDEX

	Fiscal year ended the last day of February
	2006	2007	2008	2009	2010	2011
HELEN OF TROY LIMITED	100.00	115.74	78.91	50.17	120.79	139.58
PEER GROUP INDEX	100.00	123.93	132.25	94.88	141.13	151.76
NASDAQ MARKET INDEX	100.00	105.91	99.57	60.39	98.11	121.90

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of income data for the years ended on the last day of February 2011, 2010 and 2009, and the selected consolidated balance sheet data as of the last day of February 2011 and 2010, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of  income data for the years ended on the last day of February 2008 and 2007, and the selected consolidated balance sheet data as of the last day of February 2009, 2008 and 2007, have been derived from our audited consolidated financial statements which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended The Last Day of February,
(in thousands, except per share data)
	2011 (1)(2)	2010 (3)	2009	2008 (4)(5)	2007

Statements of Income Data:
Sales revenue, net	$777,043	$647,626	$622,745	$652,548	$634,932
Cost of goods sold	427,797	368,470	367,343	370,853	355,552

Gross profit	349,246	279,156	255,402	281,695	279,380
Selling, general and administrative expense	235,341	188,887	188,344	207,771	208,964
Operating income before impairments	113,905	90,269	67,058	73,924	70,416

Asset impairment charges	2,161	900	107,274	4,983	-
Gain on sale of land	-	-	-	(3,609)	-
Operating income (loss)	111,744	89,369	(40,216)	72,550	70,416

Nonoperating income, net	577	1,046	2,438	3,748	2,643
Interest expense	(9,693)	(10,310)	(13,687)	(15,025)	(17,912)

Income (loss) before income taxes	102,628	80,105	(51,465)	61,273	55,147
Income tax expense (benefit)	9,323	8,288	5,328	(236)	5,060

Net income (loss)	$93,305	$71,817	$(56,793)	$61,509	$50,087

Per Share Data:
Basic	$3.04	$2.38	$(1.88)	$2.01	$1.66
Diluted	$2.98	$2.32	$(1.88)	$1.93	$1.58

Weighted average shares of common stock used in computing net earnings (loss) per share
Basic	30,669	30,217	30,173	30,531	30,122
Diluted	31,355	30,921	30,173	31,798	31,717

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

Last Day of February,
(in thousands)
	2011 (1)(2)	2010 (3)	2009	2008 (4)(5)	2007

Balance Sheet Data:
Working capital	$121,510	$254,060	$233,218	$276,304	$238,131
Total assets	1,240,524	834,733	822,126	911,993	906,272
Long-term debt	178,000	131,000	134,000	212,000	240,000
Stockholders’ equity (6)	685,549	583,772	508,693	568,376	527,417
Cash dividends	-	-	-	-	-

(1)      Fiscal year 2011 includes two months of operating results from Kaz, which we acquired on December 31, 2010 for a net cash purchase price of $271.50 million subject to certain future adjustments.  The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  In connection with the acquisition, we recorded $31.45 million of net working capital, $4.08 million of property and equipment, $246.25 million of goodwill and other intangible assets, $12.38 million in deferred tax assets, $3.10 million in other assets, $24.30 million in deferred tax liabilities and $1.45 million in liabilities for uncertain tax positions.  See Notes (5), (6), (7), (8), (9), (18) and (19) to our accompanying consolidated financial statements for more information regarding the Kaz acquisition.

(2)     Fiscal year 2011 includes eleven months of operating results from the Pert Plus hair care and Sure antiperspirant brands, which we acquired on March 31, 2010 for a net cash purchase price of $69.00 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $4.90 million of net working capital, $0.73 million of fixed assets, and $63.37 million of goodwill, trademarks and other intangible assets.

(3)      Fiscal year 2010 and thereafter includes the results of operations of Infusium, which we acquired on March 31, 2009 for a cash purchase price of $60.00 million.  The acquisition was funded with cash.  At acquisition, we recorded $19.70 million of goodwill, $18.70 million of trademarks, $21.00 million for a customer list and $0.6 million of patent rights.

(4)      Fiscal year 2008 and thereafter includes the results of operations of Belson Products, which we acquired on May 1, 2007 for a net cash purchase price of $36.50 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $13.98 million of working capital, $0.14 million of fixed assets, and $22.38 million of goodwill, trademarks and other intangible assets.

(5)      During fiscal 2008, we settled certain tax disputes with the Hong Kong Inland Revenue Department, and the U.S. Internal Revenue Service (the “IRS”).  As a result of these settlements, we recorded tax benefits totaling $9.31 million during fiscal 2008.  These benefits represent the reversal of tax provisions previously established for the periods under dispute.  See Note (9) to our accompanying consolidated financial statements for more information on our income taxes.

(6)      For the fiscal years ended 2011, 2010, 2009 and 2008, we repurchased and retired 87,733, 1,485,757, 574,365 and 1,095,392 shares of common stock at a total purchase price of $2.03, $30.57, $7.42 and $26.00 million, respectively.  No shares of common stock were repurchased during the fiscal 2007.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business”;  Part II, Item 6., “Selected Financial Data”; and Part II, Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed on page 5 of this report in the section entitled  “Information Regarding Forward-Looking Statements,”  Item 1A., “Risk Factors,” and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

OVERVIEW

In fiscal 2011, Helen of Troy continued to see slowly improving global macroeconomic conditions compared to the prior year.  While we believe a modest recovery is underway domestically, we believe the recovery has been much slower internationally.  Our net sales revenues were negatively impacted by certain trends in consumer spending, including the consumers’ focus on moderate and value-priced merchandise.  In addition, the impact of recent events, including the March 2011 Japanese earthquake’s potential impact on our global supply chain, the impact of Middle East tensions and related political instabilities on fuel and transportation prices, uncertainties regarding the direction of foreign currency markets and the cost and availability of materials used in some of our products continue to keep us cautious regarding our outlook for fiscal 2012.

Our most significant developments during fiscal 2011 centered around our acquisitions, which included the following:

•                  On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand. Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category through its pioneering development of the 2-in-1 shampoo and conditioner combination technology. Sure is one of the leading brands in the $1.7 billion U.S. anti-perspirant and deodorant category, well known for its product efficacy and value to both women and men. We market Pert Plus and Sure products primarily into retail trade channels. In the second quarter of fiscal 2011, we substantially completed the integration of this acquisition into our operations.

•                  On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz.  Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments. The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, Smart-Temp, SoftHeat, Honeywell, Duracraft, Protec, Stinger and Nosquito.   For further information, see Notes (5), (6), (7), (8), (9), (18) and (19) to our consolidated financial statements.

We expect these acquisitions will help broaden the Company’s geographic footprint, expand our relationships with common customers and vendors and expand our customer base worldwide.

Financial Recap of Fiscal 2011

•                  Consolidated net sales revenue increased 20.0 percent, or $129.42 million, to $777.04 million in fiscal 2011 compared to $647.63 million in fiscal 2010.  Acquisitions accounted for an increase of $135.64 million, or 20.9 percentage points, more than offsetting a decline in core business net sales revenue (net sales revenue without acquisitions). Core business net sales revenue declined in fiscal 2011 by $6.23 million, or 0.9 percent. Personal Care segment net sales revenue increased 9.4 percent in fiscal 2011 when compared to fiscal 2010.  Housewares segment net sales revenue increased 9.2 percent in fiscal 2011 when compared to fiscal 2010.   Healthcare / Home Environment net sales revenues for the two months since acquisition contributed $69.15 million.  Our fiscal 2011 net sales revenue includes the unfavorable impact of net foreign exchange fluctuations of $3.62 million compared to fiscal 2010, most of which impacted the Personal Care segment.

•                  Consolidated gross profit margin as a percentage of net sales revenue increased 1.8 percentage points to 44.9 percent in fiscal 2011 compared to 43.1 percent in fiscal 2010.

•                  SG&A as a percentage of net sales revenue increased 1.1 percentage points to 30.3 percent in fiscal 2011 compared to 29.2 percent in fiscal 2010.

•                  Interest expense was $9.69 million in fiscal 2011 compared to $10.31 million in fiscal 2010.  The decrease in interest expense was principally due to lower average amounts of debt outstanding in fiscal 2011 prior to the Kaz acquisition, when compared to fiscal 2010.

•                  Income tax expense was $9.32 million in fiscal 2011 compared to $8.29 million in fiscal 2010.

•                  Our net income of $93.31 million in fiscal 2011 compares to net income of $71.82 million in fiscal 2010.  Diluted earnings per share was $2.98 in fiscal 2011 compared to $2.32 in fiscal 2010.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2011	2010	2009	2011	2010	2009	11/10	10/09

Sales revenue by segment, net
Personal Care	$491,215	$449,151	$447,244	63.2%	69.4%	71.8%	9.4%	0.4%
Housewares	216,681	198,475	175,501	27.9%	30.6%	28.2%	9.2%	13.1%
Healthcare / Home Environment (two months in 2011)	69,147	-	-	8.9%	*	*	*	*
Total sales revenue, net	777,043	647,626	622,745	100.0%	100.0%	100.0%	20.0%	4.0%

Cost of goods sold	427,797	368,470	367,343	55.1%	56.9%	59.0%	16.1%	0.3%
Gross profit	349,246	279,156	255,402	44.9%	43.1%	41.0%	25.1%	9.3%

Selling, general and administrative expense	235,341	188,887	188,344	30.3%	29.2%	30.2%	24.6%	0.3%
Operating income before impairments	113,905	90,269	67,058	14.7%	13.9%	10.8%	26.2%	34.6%

Asset impairment charges	2,161	900	107,274	0.3%	0.1%	17.2%	*	*
Operating income (loss)	111,744	89,369	(40,216)	14.4%	13.8%	-6.5%	25.0%	*

Other income (expense):
Nonoperating income, net	577	1,046	2,438	0.1%	0.2%	0.4%	-44.8%	-57.1%
Interest expense	(9,693)	(10,310)	(13,687)	-1.2%	-1.6%	-2.2%	-6.0%	-24.7%
Total other income (expense)	(9,116)	(9,264)	(11,249)	-1.2%	-1.4%	-1.8%	-1.6%	-17.6%

Income (loss) before income taxes	102,628	80,105	(51,465)	13.2%	12.4%	-8.3%	28.1%	*

Income tax expense	9,323	8,288	5,328	1.2%	1.3%	0.9%	12.5%	55.6%

Net income (loss)	$93,305	$71,817	$(56,793)	12.0%	11.1%	-9.1%	29.9%	*

* Calculation is not meaningful

(1)

Sales revenue percentages by segment are computed as a percentage of the related segment’s sales revenue, net to total sales revenue, net. All other percentages are computed as a percentage of total sales revenue, net.

Consolidated Net Sales Revenue:

Consolidated net sales revenue increased $129.42 million, or 20.0 percentage points,  in fiscal 2011 compared to fiscal 2010.  Acquisitions accounted for an increase of $135.64 million, or 20.9 percentage points, more than offsetting a decline in core business net sales revenue (net sales revenue without acquisitions).  Core business net sales revenue showed an overall decline in fiscal 2011 of $6.23 million, or 0.9 percent, which includes most of the unfavorable impact of net foreign exchange fluctuations of $3.62 million compared to fiscal 2010.  Our Personal Care segment provided 6.5 percentage points of consolidated net sales revenue growth, or an increase of $42.06 million. Personal Care’s net sales revenue increased 9.4 percent in fiscal 2011 when compared to fiscal 2010, consisting of unit volume growth of 6.0 percent and an increase of 3.4 percent in average unit selling prices.  Our Housewares segment provided 2.8 percentage points of consolidated net sales revenue growth, or an increase of $18.21 million.  Housewares’ net sales revenue increased 9.2 percent in fiscal 2011 when compared to fiscal 2010, consisting of unit volume growth of 7.6 percent and an increase of 1.6 percent in average unit selling prices.  Our Healthcare / Home Environment segment provided 10.7 percentage points of consolidated net sales revenue growth representing two months of activity since acquisition on December 31, 2010.  Because Kaz is a very recent acquisition, we have not provided year over year volume and price change information.

Consolidated net sales revenue increased $24.88 million,  or 4.0 percentage points,  in fiscal 2010 compared to fiscal 2009.  New product acquisitions accounted for an increase of $39.00 million, or 6.3 percentage points, more than offsetting the decline in core business net sales revenue (net sales revenue without acquisitions).  Core business net sales revenue showed an overall decline in fiscal 2010 of $14.12 million or 2.3 percent, which includes the unfavorable impact of a net foreign exchange losses of $6.26 million compared to fiscal 2009.  Our Personal Care segment provided 0.3 percentage points of consolidated net sales revenue growth, or an increase of $1.91 million. Personal Care’s net sales revenue increased 0.4 percent in fiscal 2010 when compared to fiscal 2009, consisting of a 2.2 percent unit volume decline offset by a 2.6 percent average unit selling price increase.  Our Housewares segment provided 3.7 percentage points of consolidated net sales revenue growth, or an increase of $22.97 million.  Housewares’ net sales revenue increased 13.1 percent in fiscal 2010 when compared to fiscal 2009, consisting of unit volume growth of 7.7 percent and an increase of 5.4 percent in average unit selling prices.

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales revenue:

IMPACT OF ACQUISITION ON SALES REVENUE, NET

(in thousands)

	Fiscal Years Ended
	2011	2010	2009

Prior year’s sales revenue, net	$647,626	$622,745	$652,548

Components of sales revenue change, net
Core business	(6,227)	(14,118)	(36,640)
Acquisitions (non-core busines sales revenue, net):
Belson (two months in fiscal 2009)	-	-	4,130
Ogilvie (seven and five months in fiscal 2010 and 2009, respectively)	-	4,810	2,707
Infusium (one and eleven months in fiscal 2011and 2010, respectively)	2,367	34,189	-
Pert Plus & Sure (eleven months in fiscal 2011)	64,130	-	-
Healthcare / Home Environment (two months in fiscal 2011)	69,147	-	-
Change in sales revenue, net	129,417	24,881	(29,803)
Sales revenue, net	$777,043	$647,626	$622,745

Total sales revenue growth, net	20.0%	4.0%	-4.6%
Core business	-0.9%	-2.3%	-5.6%
Acquisitions	20.9%	6.3%	1.0%

In the above table, core business is net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired.  Net sales revenue from internally developed brands or product lines are always considered core business.  Net sales revenue from acquisitions is net sales revenues associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Segment Net Sales Revenue:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Fiscal Years Ended		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net

Sales revenue, net:
Personal Care	$491,215	$449,151	$26,715	$15,349	$42,064	6.0%	3.4%	9.4%
Housewares	216,681	198,475	15,143	3,063	18,206	7.6%	1.6%	9.2%
Healthcare / Home Environment (two months in fiscal 2011)	69,147	-	69,147	-	69,147	*	*	*
Total sales revenue, net	$777,043	$647,626	$111,005	$18,412	$129,417	17.2%	2.8%	20.0%

	Fiscal Years Ended		$ Change			% Change
	2010	2009	Volume	Price	Net	Volume	Price	Net

Sales revenue, net:
Personal Care	$449,151	$447,244	$(9,736)	$11,643	$1,907	-2.2%	2.6%	0.4%
Housewares	198,475	175,501	13,425	9,549	22,974	7.7%	5.4%	13.1%
Total sales revenue, net	$647,626	$622,745	$3,689	$21,192	$24,881	0.6%	3.4%	4.0%

*   Calculation is not meaningful

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care and hair care solutions; and brushes, combs and accessories.

Fiscal 2011 Net Sales Revenue Compared to Fiscal 2010:

Net sales in our Personal Care segment increased 9.4 percent, or $42.06 million, to $491.22 million in fiscal 2011 compared to $449.15 million in fiscal 2010.  Net sales revenue from new product acquisitions included $2.37 million of net sales revenue from our Infusium acquisition, which represents one month of Infusium’s fiscal 2011 net sales revenue through the first anniversary of its acquisition, and $64.13 million of net sales revenue from our Pert Plus and Sure acquisition, which represents eleven months of net sales revenue of Pert Plus and Sure products since acquisition.  Net sales revenue increases due to these acquisitions were partially offset by $24.43 million of core business net sales revenue declines.  These declines occurred in the appliances and accessories product lines, primarily due to a loss of shelf placement for appliances, a loss of a significant customer for accessories, and the negative impact of foreign currency fluctuations.  These losses were partially offset by new customer and product distribution.  We continued to see significant growth in the curling and specialty iron categories, which were offset by declines in straightening iron and dryer categories.  Net sales revenue declines in our retail appliance business were partially offset by net sales revenue gains in our professional appliance business.  Declines in our international appliance and accessories business were due to considerably weaker economic conditions than those in the U.S. and were exacerbated by the effect of unfavorable foreign currency fluctuations of $3.62 million across all segments in fiscal 2011.  This was due to the continuing impact of a strengthening U.S. Dollar versus most other currencies.  Typically, other things being equal, a stronger dollar means that foreign results translate into fewer dollars on a reported basis.  Most of this currency impact affected our appliance business sales.  We continue to believe that sales revenue performance in our Personal Care segment’s product lines will be heavily dependent on improvements in domestic and international employment, housing markets and consumers’ personal finances.

Fiscal 2010 Net Sales Revenue Compared to Fiscal 2009:

Net sales in our Personal Care segment increased 0.4 percent, or $1.91 million, to $449.15 million in fiscal 2010 compared to $447.24 million in fiscal 2009.  Net sales revenue from acquisitions included $4.81 million of net sales revenue from our Ogilvie products acquisition, which represents 7.7 months of Olgilvie’s fiscal 2010 net sales revenue through the first anniversary of their acquisition, and $34.19 million of net sales revenue from our Infusium acquisition, which represented 11 months of net sales revenue of Infusium products since acquisition.  Net sales revenue increases due to the Infusium and Ogilvie acquisitions were mostly offset due to the following factors:

•      Continued declines in consumer spending throughout the year as a result of the difficult economic environment.  When consumers did spend, the general trend was to trade down to lower price points.

•      Our largest declines occurred in the straightening iron category, while sales in the curling iron category remained relatively flat due in part to a resurgence of soft curls as a women’s fashion trend.

•      An unfavorable impact of net foreign exchange losses of $6.26 million, when compared to fiscal 2009.  Most of this currency impact affected our appliance business sales in the Personal Care segment.

•      Contraction of our retail selling base, particularly smaller regional multi-store and individual accounts due to consolidation, bankruptcy and closures in a weak economy.

•      The loss of some appliance placement due to branded and private label competition.

Housewares

Our Housewares segment reports the operations of OXO, whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products, baby and toddler care products.

Fiscal 2011 Net Sales Revenue Compared to Fiscal 2010:

Net sales revenue in our Housewares segment increased 9.2 percent, or $18.21 million, to $216.68 million in fiscal 2011 compared to $198.48 million in fiscal 2010.  Increased unit net sales volume contributed 7.6 percent to net sales revenue growth and higher average unit selling prices contributed 1.6 percent to net sales revenue growth.  We experienced growth both internationally and domestically with a disproportionate amount of the growth continuing to occur domestically.  Key drivers of this growth include increases in food preparation and bath categories, contributing $14.70 and $3.06 million in net sales revenue growth, respectively, when compared to the prior year.

Future net sales revenue growth in this segment of our business continues to be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  The growth rate in the Housewares segment was slower in fiscal 2011 compared to recent years due to the continued maturation of its domestic markets and certain delays in new product introductions.  While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth that it has historically experienced. We expect net sales revenue annual growth rates for the segment to stabilize around mid to high single digits in fiscal 2012.

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

•      We began significant shipments of our line of modular wet food storage containers, which complemented our existing line of dry food storage containers introduced late in fiscal 2008.  In fiscal 2010, wet food storage containers accounted for $2.34 million of new product net sales revenue, while dry food containers continued to gain market share and accounted for incremental net sales revenue of $11.61 million over fiscal 2009.  Other new product introductions accounted for approximately $6.73 million in incremental net sales revenue.

•      New distribution contributed $2.12 million in net sales revenue growth, while organic growth within existing accounts contributed the balance of the Housewares segment’s net sales revenue increase.

Healthcare / Home Environment:

The Healthcare / Home Environment segment includes two months of operating results from Kaz, which we acquired on December 31, 2010.  Net sales for the two months of its operation during fiscal 2011 were $69.15 million.  The Healthcare / Home Environment segment’s overall seasonal sales pattern is very similar to the Company’s historical combined sales pattern.

Geographic Net Sales Revenue:

The following table sets forth, for the periods indicated, our net sales revenue by geographic region, in U.S. Dollars, as a percentage of net sales revenue, and the year-over-year percentage change in each region.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2011	2010	2009	2011	2010	2009	11/10	10/09

Sales revenue, net by geographic region
United States	$619,378	$511,027	$476,147	79.7%	78.9%	76.5%	21.2%	7.3%
Canada	40,714	28,874	28,325	5.3%	4.5%	4.5%	41.0%	1.9%
Europe and other	78,720	68,723	76,419	10.1%	10.6%	12.3%	14.5%	-10.1%
Latin America	38,231	39,002	41,854	4.9%	6.0%	6.7%	-2.0%	-6.8%
Total sales revenue, net	$777,043	$647,626	$622,745	100.0%	100.0%	100.0%	20.0%	4.0%

(1)	Percentages of net sales revenue by geographic region are computed as a percentage of the geographic region’s net sales revenue to consolidated total net sales revenue.

In fiscal 2011, the U.S. contributed 16.7 percentage points to growth in our consolidated net sales revenue or $108.35 million.  International (Canada, Europe and other, and Latin America) operations contributed 3.3 percentage points to our consolidated net sales revenue growth, or $21.07 million.  Canadian operations accounted for a 1.8 percentage point increase in our consolidated net sales revenue, or $11.84 million.  Europe and other country operations accounted for a 1.5 percentage point increase in our consolidated net sales revenue, or $10.00 million.  Latin American operations accounted for a 0.1 percentage point decrease in our consolidated net sales revenue, or $0.77 million. Our Latin American and European operations continued to be negatively impacted by unfavorable local economies, which are recovering at a slower rate than that of the U.S.  Our international net sales revenue performance included the negative effects of year over year foreign exchange fluctuations on net sales revenue of $3.62 million in fiscal 2011, principally due to the weakening of most foreign currencies, with the exception of the Canadian Dollar and Mexican Peso, against the U.S. Dollar.  In fiscal 2011, Canada, Europe and other, and Latin American regions accounted for approximately 26, 50 and 24 percent of international net sales revenue, respectively.

In fiscal 2010, the U.S. contributed 5.6 percentage points to growth in our consolidated net sales revenue or $34.88 million, while international operations accounted for a 1.6 percentage point decline. Latin American operations accounted for a 0.5 percentage point decline in our consolidated net sales revenue, or $2.85 million.  Canadian operations accounted for a 0.1 percentage point increase in our consolidated net sales revenue, or $0.55 million.  Europe and other country operations accounted for a 1.2 percentage point decrease in our consolidated net sales revenue, or $7.70 million. Our Latin American and European operations, in particular their appliance categories, were negatively affected by the impact of slower economic growth when compared with the U.S.  Our international net sales revenue performance included the negative effects of year over year foreign exchange fluctuations on net sales revenue of $6.26 million in fiscal 2010, principally due to the weakening of the British Pound and the Mexican Peso against the U.S. Dollar.  In fiscal 2010, Canada, Europe and other, and Latin American regions accounted for approximately 21, 50 and 29 percent of international net sales revenue, respectively.

Gross Profit Margins:

Gross profit, as a percentage of net sales revenue, increased to 44.9 percent in fiscal 2011 from 43.1 percent in fiscal 2010.  The primary components of the improvement are as follows:

•      the impact of commodity price decreases in fiscal 2010 that continue to cycle through cost of goods sold; and

•      a change in sales mix as grooming, skin care and hair care solutions products, with comparatively higher margins, became a more significant portion of the Company’s overall net sales revenue, particularly as a result of our more recent brand acquisitions.

Our product sourcing mix is heavily dependent on imports from China.  During fiscal 2011, the Chinese Renminbi appreciated approximately four percent against the U.S. Dollar.  China has suggested that it may change its currency intervention strategy with respect to the U.S. Dollar, which would likely result in a faster rate of appreciation against the U.S. Dollar and increase our product costs over time.  In addition, there has been inflationary pressure on raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the expectation of sustained gross profit margin improvement in fiscal 2012.  Additionally, because the Healthcare / Home Environment segment operates on lower gross profit margins than those of our other segments, we expect that, in future periods, overall consolidated gross profit margin will be diluted by the Kaz acquisition.  For additional information, see Item 1A., “Risk Factors”, under the sub-headings: “We are dependent on third-party manufactures, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, financial condition and results of operations”, “High costs of raw materials and energy may result in increased cost of goods sold and certain operating expenses and adversely affect our results of operations and cash flow” and “Our operating results may be adversely affected by foreign currency exchange rate fluctuations, trade barriers, exchange controls, expropriations and other risks associated with foreign operations”.

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

Selling, general and administrative expense (“SG&A”):

SG&A increased to 30.3 percent of net sales revenue in fiscal 2011 from 29.2 percent in fiscal 2010.  SG&A increased primarily due to higher advertising expense in support of new product acquisitions in our Personal Care segment and higher intangible asset amortization as a result of recent acquisitions.  Advertising expense was $34.99 million, or 4.5 percent of net sales revenue, in fiscal 2011, compared to $20.77 million, or 3.2 percent of net sales revenue, in fiscal 2010.  Intangible asset amortization expense was $9.89 million, or 1.3 percent of net sales revenue, in fiscal 2011, compared to $6.13 million, or 0.9 percent of net sales revenue, in fiscal 2010.

We continue to strive to improve our operations and processes, which we believe will ultimately help drive down costs.  We believe our competitive position and the long-term health of our business depends on fulfillment and transportation excellence.  Our operations have become increasingly intertwined with our retailers, especially large retailers. The breadth and complexity of the packaging, handling and shipping services continue to escalate in order for us keep our current customers and to pursue opportunities to increase market share.  Consequently, it has become increasingly more expensive to do business with many of our customers, and we expect this trend to continue.  Our Mississippi and Tennessee distribution centers operate near full capacity.  Together, they shipped approximately 72 percent of our consolidated gross sales volume during fiscal 2011.  We may experience capacity constraints during peak shipping periods, should we continue to grow our sales revenue through either organic growth or acquisitions. These and other factors, including the costs of integrating Kaz, the risks related to attaining additional operating synergies from the Kaz acquisition, and the ongoing complexities of converting our ERP system to a more updated version of our software provider’s system, with the attendant risks of project delays or deployment disruptions, could cause delays in the delivery of our products and increases in shipping and storage costs.  Accordingly, we are cautious about the expectation of SG&A cost improvements in fiscal 2012.

SG&A decreased to 29.2 percent of net sales revenue in fiscal 2010 from 30.2 percent in fiscal 2009.  A decrease in advertising expense to $20.77 million, or 3.2 percent of net sale revenue in fiscal 2010, compared to $24.45 million, or 3.9 percent of revenue in fiscal 2009, was the most significant reason for the decline.  Additional operating cost improvements in 2010 were partially offset by increases in incentive compensation expense due to year-over-year improvement in overall financial results and higher intangible asset amortization as a result of acquisitions.

Operating income before impairments by segment:

Operating income before impairments by segment for fiscal 2011, 2010 and 2009 was as follows:

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2011	2010	2009	2011	2010	2009	11/10	10/09

Personal Care	$63,368	$46,515	$41,432	12.9%	10.4%	9.3%	36.2%	12.3%
Housewares	46,017	43,754	25,626	21.2%	22.0%	14.6%	5.2%	70.7%
Healthcare / Home Environment (two months in 2011)	4,520	-	-	6.5%	*	*	*	*
Total operating income before impairments	$113,905	$90,269	$67,058	14.7%	13.9%	10.8%	26.2%	34.6%

*    Calculation is not meaningful

(1) Percentages by segment are computed as a percentage of the segments’ net sales revenue.

Operating income before impairments for each operating segment is computed based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating profit are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.  The two months operations of the Healthcare / Home Environment segment’s operations included in our fiscal 2011 consolidated statement of income do not include any allocation of corporate overhead.  As the Healthcare / Home Environment segment is further integrated into our operating structure, we expect to make an allocation of corporate overhead to it.  When we decide such allocations are appropriate, there may be some reduction in the operating income of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and

Housewares segments.  The extent of this potential operating income impact between the segments has not yet been determined.

Personal Care

The Personal Care segment’s operating income before impairments increased $16.85 million, or 36.2 percent, for fiscal 2011 compared to fiscal 2010.

The increase in operating income before impairments in fiscal 2011 when compared to fiscal 2010, was primarily due to an overall improvement in gross margin combined with the favorable impact of the Pert Plus, Sure and Infusium acquisitions on the sales and profitability of our domestic grooming, skin care and hair care solutions products lines.

The increase in operating income before impairments in fiscal 2010 when compared to fiscal 2009, was primarily due to a slight increase in net sales revenue and an overall decrease in cost of goods sold, partially offset by increased SG&A costs.

Housewares

The Housewares segment’s operating income before impairments increased $2.26 million, or 5.2 percent, for fiscal 2011 compared to fiscal 2010.  Lower operating income growth when compared to the growth in the prior fiscal year was due to higher operating expenses and a slight overall decrease in gross margin due to higher than usual close-out sales, increased inbound freight and commodity costs and product mix changes.

The Housewares segment’s operating income before impairment increased $18.13 million, or 70.7 percent, for fiscal 2010 compared to fiscal 2009.  The operating income increase in fiscal 2010 when compared to fiscal 2009 was primarily due to the combined effects of higher net sales revenue due to increased unit volume and unit selling price increases, certain unit cost of goods sold reductions and lower bad debt expense due to the impact of the Linens ‘n Things bankruptcy in fiscal 2009.

Healthcare / Home Environment

The Healthcare / Home Environment segment reports two months of operating results from Kaz, which we acquired on December 31, 2010.  The segment operates on lower overall gross margins than the Personal Care and Housewares segments, which is the principal reason for its lower overall operating profit.  In addition, the size and weight of the product shipped, particularly in the home environment product categories, results in higher overall outbound freight charges as a percentage of net sales revenue than those incurred in the Personal Care and Housewares segments.

Impairment charges:

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate a more frequent evaluation is necessary.

Impairments in the Fourth Quarter of Fiscal 2011 -  In the Housewares segment, as a result of continued net sales revenue declines associated with rechargeable lighting products, management performed a reassessment of the category’s long-term earnings prospects and decided to exit the category.  As a result, the Company wrote down the carrying value of the associated inventory, and wrote off all related trademark and patent costs. The various adjustments were recorded as a non-cash impairment charge of $0.75 million ($0.70 million after tax). In the Personal Care segment, based upon continued net sales revenue declines and the future market growth prospects for certain professional product trademarks, the Company performed interim impairment testing using a revised outlook for the brands.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.91 million ($0.89 million after tax).  The charge was related to trademarks, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal 2011 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2011.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to trademarks in our Personal Care segment that were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Impairments in the Second Quarter of Fiscal 2010 - During the fiscal quarter ended August 31, 2009, a significant customer decided to discontinue carrying a trademarked line of certain skin care products.   Sales to this customer accounted for a substantial portion of the total sales of the trademark, and accordingly, non-cash impairment charges were recorded to write off the remaining $0.90 million ($0.89 million after tax) in carrying value of the associated trademark.

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

For fiscal 2009, no impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.  We acquired the Housewares reporting unit on June 1, 2004.  Since that time, it has experienced annual growth rates ranging from 6.9 to 26.0 percent with an average annual compound revenue growth rate of 15 percent over the last five years.  This reporting unit generated operating income as a percentage of net sales revenue ranging from 14.6 to 27.9 percent from fiscal 2005 to fiscal 2009, which was significantly higher than comparable percentages in our other reporting units over the same periods.  While considering the relative strength of Housewares reporting unit’s revenue and earnings metrics, we assumed a normal range of new product introductions and line extensions in the reporting unit based on historical levels, and that benefits from operating leverage will continue to allow for compound earnings growth rates that are appreciably higher than compound revenue growth rates.

Management believes that a significant portion of the decline in the Company’s common stock price in the period of time surrounding February 28, 2009 was related to the deterioration in general economic conditions, a loss of consumer confidence, and instability in the financial markets, and is not reflective of the combined underlying future cash flows of the reporting units.

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated statements of income as a component of operating income (loss).  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The fair values of the assets were primarily determined using discounted cash flow models.  The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales revenue driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

Interest expense and Nonoperating income (expense):

Interest expense decreased to $9.69 million in fiscal 2011 compared to $10.31 million in fiscal 2010.  The decrease in interest expense was principally due to lower overall average amounts of debt outstanding in fiscal 2011 compared to fiscal 2010 prior to the acquisition of Kaz on December 31, 2010.  The Kaz acquisition was financed with $194.00 million of floating-rate short- and fixed-rate long-term debt.  As a result, we expect higher interest costs in fiscal 2012.

Interest expense decreased to $10.31 million in fiscal 2010 compared to $13.69 million in fiscal 2009.  The decrease in interest expense was principally due to lower amounts of debt outstanding due to the scheduled retirement of $78.00 million of long-term debt during the year, when compared to fiscal 2009.

Nonoperating income was $0.58, $1.05 and $2.44 million in fiscal 2011, 2010 and 2009, respectively.  The following schedule shows key components of nonoperating income (expense):

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2011	2010	2009	2011	2010	2009	11/10	10/09

Nonoperating income (expense):
Interest income	$532	$566	$2,719	0.1%	0.1%	0.4%	-6.0%	-79.2%
Realized and unrealized gain (losses) on securities	4	420	(201)	0.0%	0.1%	0.0%	*	*
Miscellaneous other income (expense), net	41	60	(80)	0.0%	0.0%	0.0%	-31.7%	*
Total nonoperating income	$577	$1,046	$2,438	0.1%	0.2%	0.4%	-44.8%	-57.1%

*    Calculation is not meaningful

(1) Sales percentages are computed as a percentage of total net sales revenue.

Interest income, while essentially flat for fiscal 2011 compared to fiscal 2010, decreased to $0.57 million in fiscal 2010 compared to $2.72 million in fiscal 2009 due to a combination of lower average levels of investable funds on hand during fiscal 2010 and comparatively lower interest rates earned during the year when compared to fiscal 2009.

Income tax expense:

Our fiscal 2011, 2010 and 2009 income tax expense was $9.32, $8.29 and $5.33 million, respectively, and our effective tax rates were 9.1, 10.3 and 10.4 percent, respectively.  In any given year, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.  The decrease in our effective tax rate in fiscal 2011 compared to fiscal 2010 is due primarily to the reversal of reserves for uncertain tax positions, based on settlements with tax authorities and the lapse of the statute of limitations.

Net Income:

Our net income was $93.31 million for fiscal 2011 compared to $71.82 million for fiscal 2010.  Our diluted earnings per share increased $0.66 to $2.98 for fiscal 2011 compared to a $2.32 for fiscal 2010.

Our net income was $71.82 million for fiscal 2010 compared to a net loss of $56.79 million for fiscal 2009.  Our diluted earnings per share was $2.32 for fiscal 2010 compared to a diluted loss per share of ($1.88).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for fiscal years ended 2011 and 2010 are shown below:

	Fiscal Years Ended
	2011	2010

Accounts Receivable Turnover (Days) (1)	64.7	65.3
Inventory Turnover (Times) (1)	2.7	2.5
Working Capital (in thousands)	$121,510	$254,060
Current Ratio	1.4 : 1	3.4 : 1
Ending Debt to Ending Equity Ratio (2)	44.1%	23.0%
Return on Average Equity (1)	14.8%	13.2%

(1)

Accounts receivable turnover, inventory turnover and return on average equity computations use 12 month trailing net sales revenue, cost of goods sold or net income components as required by the particular measure. The current and four prior quarters’ ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)

Debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit”,”Long-term debt, current maturities” and “Long-term debt, excluding current maturities.” For further information regarding this financing, see Notes (6), (8), (10), (11) and (12) to our consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities:

Operating activities provided $87.43 million of cash during fiscal 2011 compared with $152.10 million in fiscal 2010.  The decrease in operating cash flow was principally due to the timing of fluctuations in working capital components, particularly an increase in inventory, exclusive of acquisitions, when compared year-over-year.

Our accounts receivable increased $78.68 million to $188.40 million at the end of fiscal 2011, due in large part to the Kaz acquisition.  Our accounts receivable turnover improved slightly to 64.7 days from 65.3 days in fiscal 2010.

Inventory increased $93.21 million to $217.23 million at the end of fiscal 2011, while our inventory turnover improved slightly to 2.7 times per year from 2.5 times per year in fiscal 2010.  The increase in inventory was due to the addition of $67.30 million in inventories from acquired businesses during fiscal 2011.

Working capital decreased to $121.51 million at the end of fiscal 2011, compared to $254.06 million at the end of fiscal 2010.  Our current ratio decreased to 1.4:1 at the end of fiscal 2011, compared to 3.4:1 at the end of fiscal 2010. The decrease in our working capital and current ratio was primarily due to the following activities:

•      $50.00 million of long-term debt scheduled to mature in June 2011, which became classified as a current liability during the quarter ended August 31, 2010;

•      The use of $146.50 million of cash generated from operations to fund business acquisitions during the fiscal year; and

•      An increase of $71.00 million in short-term debt, which was used to finance the Kaz acquisition.

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

Inventories decreased $45.76 million to $124.02 million at the end of fiscal 2010 when compared to $169.78 million at the end of fiscal 2009.  Ending fiscal 2009 inventories were much higher than normal due to weak sales in the second half of fiscal 2009.  Particularly, in the third quarter of fiscal 2009, retailers reduced their inventories to historically low levels in anticipation of a weak promotional holiday selling season.   It was our plan, as stated in our annual report for fiscal 2009, to reduce our inventories from 2009 levels throughout fiscal 2010 and we believe we executed well against this plan.

Working capital increased to $254.06 million at the end of fiscal 2010, compared to $233.22 million at the end of fiscal 2009.  Our current ratio increased to 3.4:1 at the end of fiscal 2010, compared to 2.4:1 at the end of fiscal 2009. The increase in our working capital and current ratio was primarily caused by positive cash provided by operating activities during fiscal 2010 and the payoff of our $75.00 million, 5 year Senior Notes that matured in June 2009, which were classified as a current liability at February 28, 2009, partially offset by a reduction in inventories.

Investing Activities:

In fiscal 2011, investing activities used $340.44 million of cash compared with $66.43 million used in fiscal 2010 and $32.38 million provided in fiscal 2009.

Significant highlights of our fiscal 2011 investing activities:

•      We spent $2.26 million on molds and tooling, $1.20 million on information technology infrastructure, $0.36 million on internally developed patents and $0.81 million on recurring capital additions and replacements.

•      We spent $69.00 million to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas of the Pert Plus hair care and Sure antiperspirant and deodorant business for our Personal Care segment.

•      We paid $271.50 million to acquire Kaz, including our current estimate for working capital adjustments, which became a new reporting segment that gave us entry into the healthcare and home environment product categories.

•      We liquidated $0.35 million of ARS at par.

Significant highlights of our fiscal 2010 investing activities:

•      We spent $2.67 million on molds and tooling, $3.59 million on information technology infrastructure, including $2.46 million principally to purchase additional ERP software licenses.

•      We spent $60.00 million to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas of the Infusium hair care products line for our Personal Care segment.

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

•      We liquidated $41.18 million of investments in ARS at par.

•      We received net proceeds from the sale of property, plant and equipment, primarily from the sale of fractional shares in two corporate jets, of approximately $2.61 million.

Financing Activities:

During fiscal 2011, financing activities provided $170.00 million of cash compared to $78.13 and $9.48 million used in fiscal 2010 and fiscal 2009, respectively.

Significant highlights of our fiscal 2011 financing activities:

•      We entered in to a new revolving credit agreement borrowing $94.00 million to partially fund the Kaz acquisition, partially offset by subsequent repayments of $23.00 million of the principal amount borrowed.

•      We issued $100.00 million in new senior notes to partially fund the Kaz acquisition.

•      We incurred $3.90 million in debt acquisition costs in connection with the financing transactions highlighted above.

•      We paid a $3.00 million principal installment on our fixed rate senior debt.

•      Employees and directors exercised options to purchase 318,401 shares of common stock in cash transactions, providing $7.12 million of cash and related tax benefits.  Employees also purchased 24,601 shares of common stock through our employee stock purchase plan, providing $0.48 million of cash.

•      We repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price.

Significant highlights of our fiscal 2010 financing activities:

•      We repaid $78.00 million of principal on senior notes.

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

•      We paid a $3.00 million principal installment on our fixed rate senior debt.

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

Revolving Credit Agreement and Other Debt Agreements:

In June 2004, we entered into a Credit Agreement (the “2004 RCA”) with Bank of America, N.A. that provided for a total revolving commitment of up to $50.00 million. On December 30, 2010, we terminated the 2004 RCA in connection with our acquisition of Kaz, and entered into a new Credit Agreement (the “2010 RCA”) with Bank of America, N.A. For additional information regarding the terms and conditions of the 2010 RCA, see Note (6) to the accompanying consolidated financial statements.   For additional information regarding our acquisition of Kaz, see Note (5) to the accompanying consolidated financial statements.

The 2010 RCA provides for an unsecured revolving commitment of up to $150.00 million, subject to the terms and limitations described below.  The commitment under the 2010 RCA terminates on December 30, 2015.  We also simultaneously entered into a $100.00 million unsecured Term Loan Credit Agreement (the “TLCA”) with Bank of America, N.A.  The TLCA was short-term bridge financing, which was subsequently repaid on January 12, 2011 using the proceeds of new long-term financing described below.  The following table summarizes the sources and consideration paid for Kaz, including an adjustment for estimated closing date working capital.

KAZ - SOURCES OF CONSIDERATION PAID AT DECEMBER 31, 2010

(in thousands)

Cash	$77,498
Advances under the 2010 RCA	94,000
Loans under the TLCA	100,000
Total consideration paid	$271,498

Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1 percent.  Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA.  We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit.  Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar for dollar basis.  The TLCA accrues interest at the “Base Rate” plus a margin of 2.00 percent per annum, or alternatively, if we elect, at the one month LIBOR rate plus a margin of 3.00 percent per annum.  The 2010

RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  As of February 28, 2011, there were $71.00 million in revolving loans and $1.30 million of open letters of credit outstanding against the 2010 RCA.  As of February 28, 2011, the amount available for borrowings under the 2010 RCA was $77.70  million.

On January 12, 2011, the Company and certain of its subsidiaries entered into a Note Purchase Agreement which provided for the issuance and sale of $100.00 million aggregate principal amount of 3.90% Senior Notes of Helen of Troy, L.P. (the “borrower”), due January 12, 2018 (the “Notes”). The borrower’s obligations under the Notes are unsecured, and all obligations under the Note Purchase Agreement and the Notes were unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  The Company used the proceeds of the Notes to repay all outstanding borrowings under the TLCA referred to above.

The Notes bear interest, payable semi-annually in arrears on January 12 and July 12 of each year at a rate of 3.90% per annum.  The first interest payment is due on July 12, 2011. Principal payments of $20.00 million (or, if applicable, such lesser principal amount then outstanding) are due on January 12, 2014 and each anniversary thereafter through January 12, 2017, with the remaining outstanding balance due at maturity. The borrower may redeem the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Notes and the Note Purchase Agreement also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. Upon an event of default under the Note Purchase Agreement or the Notes, the holders may, among other things, accelerate the maturity of any amounts outstanding under the Notes.

In addition, at February 28, 2011, we had an aggregate principal balance of $131.00 million of term debt from prior year’s financings with varying maturities due through June 2014. All of this term debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries on a joint and several basis.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio (as that term is defined in the various agreements), a minimum interest coverage ratio (as defined in the various agreements), and a minimum consolidated net worth (as defined in the various agreements). Additionally, the agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments (4) selling certain assets or making other fundamental changes relating to mergers and consolidations and (5) limit our ability to repurchase shares of our common stock.  As of February 28, 2011, all our debt agreements effectively limited our ability to incur more than an estimated $176.77 million of additional debt from all sources, including draws on the 2010 RCA.  We are currently in compliance with the terms of our debt agreements.

In connection with the new debt agreements, the Company incurred $3.90 million in new debt acquisition costs that will be amortized over the terms of the associated agreements.  We also wrote off $0.09 million of unamortized deferred finance fees associated with the terminated 2004 RCA.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of the end of fiscal 2011 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY

(in thousands)

		2012	2013	2014	2015	2016	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$106,000	$3,000	$3,000	$20,000	$20,000	$20,000	$40,000
Term debt - floating rate (1)	125,000	50,000	-	-	75,000	-	-
Long-term incentive plan payouts	5,576	2,158	2,234	1,184	-	-	-
Interest on fixed rate debt	19,331	4,199	3,981	3,789	3,010	2,230	2,122
Interest on floating rate debt (1)	16,007	5,489	4,508	4,508	1,502	-	-
Open purchase orders	152,180	152,180	-	-	-	-	-
Minimum royalty payments	104,270	16,486	14,266	13,365	11,964	7,366	40,823
Advertising and promotional	73,671	8,823	6,098	5,493	5,251	5,435	42,571
Operating leases	21,044	4,877	4,003	3,429	3,327	2,391	3,017
Capital spending commitments	6,572	6,572	-	-	-	-	-
Total contractual obligations (2)	$629,651	$253,784	$38,090	$51,768	$120,054	$37,422	$128,533

(1)

The Company uses interest rate hedge agreements (the “swaps”) in conjunction with its unsecured floating interest rate $50.00 million, 7 year and $75.00 million, 10 year senior notes. The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these senior notes. The swaps effectively fix the interest rates on the 7 and 10 year senior notes at 5.89 and 6.01 percent, respectively. Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2011, we have recorded a provision for our uncertain tax positions of $2.48 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

As further discussed elsewhere in this report and in Notes (5), (6), (7), (8), (9), (18) and (19) to the accompanying consolidated financial statements, on December 31, 2010, we completed the acquisition of Kaz for a total purchase price of $271.50 million, subject to certain future adjustments, which we paid with $77.50 million of cash on hand and $194.00 million in debt.  In connection with the acquisition, we also entered into the 2010 RCA and increased the revolving commitment from $50.00 to $150.00 million.  The transaction substantially increased our debt levels and brings with it the associated risks of higher debt.   By fiscal 2011 year end, we had repaid $23.00 million of borrowings against our 2010 RCA with cash generated from operations.

At February 28, 2011, we held $20.71 million of our investments in ARS collateralized by student loans.  In March 2011, a total of $3.05 million of ARS were liquidated at par.  At this time, there is very limited demand for the remaining securities and limited acceptable alternatives to liquidate such securities.  As a result, we may not be able to liquidate these ARS at their recorded values in the short to intermediate term.  If we are unable to sell the ARS on a timely basis as cash needs arise, we would be required to rely on cash on hand, cash from operations and available amounts under our 2010 RCA in order to meet those needs.

For more information on our ARS and Debt, see Item 1A., “Risk Factors.”

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources, including our 2010 RCA, will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements, including payment of $50.00 million of principal of long-term debt scheduled to mature in June 2011.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Valuation of inventory - We account for our inventory using a first-in, first-out system in which we record inventory on our balance sheet at the average or standard cost, or net realizable value, if it is below our recorded cost.  Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its recorded cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

Goodwill and Indefinite-Lived Intangibles – As a result of acquisitions, we have significant intangible assets on our balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and licenses).  Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third party appraisers.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2011, 2010 and 2009, 14.1, 14.8 and 16.9 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Swiss Francs, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest on our outstanding debt as of February 28, 2011 is both floating and fixed.  Fixed rates are in place on $106.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $71.00 million in advances against our 2010 RCA and $125.00 million of Senior Notes.  If short term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA.  The floating rate Senior Notes reset as described in Note (8), and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

Our levels of debt, certain additional draws against the 2010 RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage our floating rate term debt using interest rate swaps.  As of February 28, 2011, we had two swaps that converted an aggregate notional principal of $125.00 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125.00 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.30 percent as of February 28, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2011 and 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

February 28, 2011
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$-	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	-	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	-	374	-
Subtotal				-	779	191

Interest rate swaps	Cash flow	6/2014	$125,000	-	3,785	5,840
Total fair value				$-	$4,564	$6,031

February 28, 2010
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-
Subtotal				795	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	4,951	7,070
Total fair value				$795	$4,951	$7,070

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

Rate Sensitive Financial Instruments:

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our Fixed Rate Long-Term Debt, ARS,  Foreign Currency Exchange Contracts and Interest Rate Swaps as of February 28, 2011 and 2010.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)

	February 28, 2011
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$106,000	($106,000)	($104,650)	($1,923)
Interest Rate Swaps (2)	$125,000	($9,625)	($9,625)	($389)
Auction Rate Securities (3)	$22,050	$20,711	$20,711	($302)
Foreign Currency Exchange Contracts - Pounds (4)	£7,000	($197)	($197)	($1,133)
Foreign Currency Exchange Contracts - Euros (4)	€5,000	($374)	($374)	($687)
Foreign Currency Exchange Contracts - Canadian Dollars (4)	$13,000	($399)	($399)	($1,319)

	February 28, 2010
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$9,000	($9,000)	($9,600)	($37)
Interest Rate Swaps (2)	$125,000	($12,022)	($12,022)	($1,787)
Auction Rate Securities (3)	$22,400	$20,534	$20,534	($235)
Foreign Currency Exchange Contracts - Pounds (4)	£5,000	$651	$651	($761)
Foreign Currency Exchange Contracts - Canadian Dollars (4)	$6,000	$144	$144	($570)

(1)	The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)	The underlying interest rates are based on current and future projections over the related lives of the underlying swap contracts of expected 3 month LIBOR rates.

(3)	The underlying market based rate is the credit spread between the 30 year Treasury Bill rate and an average of Moody’s AAA and BAA corporate rates.

(4)	At February 28, 2011, appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest-bearing and non interest-bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days and mutual funds. The following table summarizes our cash, cash equivalents and investments at the end of fiscal 2011 and 2010:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	February 28, 2011		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non interest-bearing accounts - unrestricted	$16,587	0.00 to 1.60%	$6,234	0.00 to 2.00%
Cash, interest and non interest-bearing accounts - restricted	2,611	0.00 to 1.25%	1,053	0.00 to 2.50%
Commercial paper	1,560	0.13%	88,822	0.03 to 0.18%
Money market funds	6,435	0.03 to 3.27%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$27,193		$110,208

Investments:
Auction rate securities	$20,711	1.76 to 8.47%	$20,534	1.73 to 8.44%
Mutual funds, principally equity based	1,233		-
Total investments	$21,944		$20,534

Our cash balances at end of fiscal 2011 and 2010 include restricted cash of $2.61 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  The Venezuelan government enforces restrictions on transfers of cash out of the country and controls exchange rates.  We have made formal applications to repatriate this cash at an official exchange rate currently pertinent to us, which is 4.30 Bolivares Fuertes to $1.00; however, the Company has not yet received approval of these applications.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

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

Equity Market Risk

Our marketable securities are made up of mutual funds that are held to fund a nonqualified deferred compensation plan. We have terminated the nonqualified deferred compensation plan and intend to distribute the fund’s assets during fiscal 2012. We do not attempt to reduce or eliminate our equity market exposure on these investments through hedging.  Until plan assets are distributed, our objective in managing exposure to market value changes is to provide the plan participants, who self-direct the investment of these funds, a diversified selection of funds to choose from.

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

Our management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Kaz, which we acquired on December 31, 2010, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets resulting from this acquisition constituted approximately 32.5 percent of consolidated assets as of February 28, 2011, 8.9 percent of consolidated net sales revenue and 4.0 percent of consolidated operating income for the year then ended. See Note (5) for a further discussion of the Kaz acquisition. Based on our evaluation, which excluded the internal control over financial reporting of Kaz, we concluded that our internal control over financial reporting was effective as of February 28, 2011.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 59.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Helen of Troy Limited and Subsidiaries

We have audited Helen of Troy Limited and Subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Kaz, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 32.5 and 8.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2011.  As indicated in Management’s Report, Kaz, Inc. was acquired during fiscal 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Kaz, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 28, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011, and financial statement schedule for the three years in the period ended February 28, 2011, and our report dated May 16, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011. Our audits of the basic financial statements included the financial statement schedule titled Schedule II - Valuation and Qualifying Accounts as it relates to the three years in the period ended February 28, 2011. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 28, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Helen of Troy Limited and Subsidiaries’ internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 16, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 16, 2011

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except shares and par value)
	Last Day of February,
	2011	2010

Assets
Asset, current:
Cash and cash equivalents	$27,193	$110,208
Investments, at market value	1,233	-
Derivative assets, current	-	795
Receivables - principally trade, less allowances of $4,148 and $3,346	188,404	109,722
Inventory, net	217,230	124,021
Prepaid expenses	5,149	2,485
Income taxes receivable	2,399	597
Deferred tax assets, net	18,843	11,526
Total assets, current	460,451	359,354

Property and equipment, net of accumulated depreciation of $65,428 and $58,464	82,487	82,113
Goodwill	356,242	185,937
Other intangible assets, net of accumulated amortization of $36,083 and $33,449	304,705	177,124
Other assets, net of accumulated amortization of $4,096 and $3,825	36,639	30,205
Total assets	$1,240,524	$834,733

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$71,000	$-
Accounts payable, principally trade	73,321	35,005
Accrued expenses and other current liabilities	141,620	67,289
Long-term debt, current maturities	53,000	3,000
Total liabilities, current	338,941	105,294

Deferred compensation liability	4,712	3,758
Other liabilities, noncurrent	1,594	75
Deferred tax liabilities, net	23,216	1,202
Long-term debt, excluding current maturities	178,000	131,000
Liability for uncertain tax positions	2,481	2,562
Derivative liabilities, noncurrent	6,031	7,070
Total liabilities	554,975	250,961

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 30,838,680 and 30,571,813 shares issued and outstanding	3,084	3,057
Additional paid in capital	130,015	120,761
Accumulated other comprehensive loss	(7,850)	(8,574)
Retained earnings	560,300	468,528
Total stockholders’ equity	685,549	583,772
Total liabilities and stockholders’ equity	$1,240,524	$834,733

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)
	Years Ended The Last Day of February,
	2011	2010	2009

Sales revenue, net	$777,043	$647,626	$622,745
Cost of goods sold	427,797	368,470	367,343
Gross profit	349,246	279,156	255,402

Selling, general and administrative expense	235,341	188,887	188,344
Operating income before impairments	113,905	90,269	67,058

Asset impairment charges	2,161	900	107,274
Operating income (loss)	111,744	89,369	(40,216)

Nonoperating income, net	577	1,046	2,438
Interest expense	(9,693)	(10,310)	(13,687)
Income (loss) before income taxes	102,628	80,105	(51,465)

Income tax expense	9,323	8,288	5,328

Net income (loss)	$93,305	$71,817	$(56,793)

Earnings (loss) per share:
Basic	$3.04	$2.38	$(1.88)
Diluted	$2.98	$2.32	$(1.88)

Weighted average shares of common stock used in computing net earnings (loss) per share:
Basic	30,669	30,217	30,173
Diluted	31,355	30,921	30,173

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid In	Comprehensive	Retained	Stockholders’
	Shares	Dollars	Capital	Loss	Earnings	Equity

Balances March 1, 2008	30,375	$3,038	$100,328	$(8,351)	$473,361	$568,376

Cumulative-effect adjustments, net of tax
Adoption of EITF 06-10	-	-	-	-	(656)	(656)

Components of comprehensive loss:
Net loss	-	-	-	-	(56,793)	(56,793)
Unrealized losses on cash flow hedges - interest rate swaps, net of tax	-	-	-	(938)	-	(938)
Unrealized gains on cash flow hedges - foreign currency, net of tax	-	-	-	762	-	762
Unrealized losses - auction rate securities, net of tax	-	-	-	(1,767)	-	(1,767)
Total comprehensive loss, net of tax						(58,736)

Share-based compensation, net of tax benefits of $88	-	-	1,400	-	-	1,400
Effect of favorable tax settlements on prior years share-based compensation charges to paid-in-capital	-	-	4,634	-	-	4,634
Exercise of stock options, including tax benefits of $142	48	5	743	-	-	748
Issuance of common stock in connection with employee stock purchase plan	31	3	340	-	-	343
Common stock repurchased and retired	(575)	(58)	(1,818)	-	(5,540)	(7,416)
Balances February 28, 2009	29,879	2,988	105,627	(10,294)	410,372	508,693

Components of comprehensive income:
Net income	-	-	-	-	71,817	71,817
Unrealized gains on cash flow hedges - interest rate swaps, net of tax	-	-	-	1,220	-	1,220
Unrealized losses on cash flow hedges - foreign currency, net of tax	-	-	-	(35)	-	(35)
Unrealized gains - auction rate securities, net of tax	-	-	-	535	-	535
Total comprehensive income, net of tax						73,537

Adjustments to paid in capital for changes in uncertain tax positions	-	-	(258)	-	-	(258)
Share-based compensation, net of tax benefits of $87	-	-	1,657	-	-	1,657
Exercise of stock options, including tax benefits of $5,024	2,142	214	30,153	-	-	30,367
Issuance of restricted stock	8	1	(1)	-	-	-
Issuance of common stock in connection with employee stock purchase plan	29	3	344	-	-	347
Common stock repurchased and retired	(1,486)	(149)	(16,761)	-	(13,661)	(30,571)
Balances February 28, 2010	30,572	3,057	120,761	(8,574)	468,528	583,772

Components of comprehensive income:
Net income	-	-	-	-	93,305	93,305
Unrealized gains on cash flow hedges - interest rate swaps, net of tax	-	-	-	1,582	-	1,582
Unrealized losses on cash flow hedges - foreign currency, net of tax	-	-	-	(1,206)	-	(1,206)
Unrealized gains - auction rate securities, net of tax	-	-	-	348	-	348
Total comprehensive income, net of tax						94,029

Adjustments to paid in capital for changes in uncertain tax positions	-	-	162	-	-	162
Share-based compensation, net of tax benefits of $99	-	-	1,918	-	-	1,918
Exercise of stock options, including tax benefits of $551	318	32	7,183	-	-	7,215
Issuance of restricted stock	12	1	(1)	-	-	-
Issuance of common stock in connection with employee stock purchase plan	25	3	475	-	-	478
Common stock repurchased and retired	(88)	(9)	(483)	-	(1,533)	(2,025)
Balances February 28, 2011	30,839	$3,084	$130,015	$(7,850)	$560,300	$685,549

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Years Ended The Last Day of February,
	2011	2010	2009

Net cash provided by operating activities:
Net income (loss)	$93,305	$71,817	$(56,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,502	15,261	14,185
Provision for doubtful receivables	865	448	5,643
Share-based compensation	2,017	1,744	1,488
Goodwill and intangible asset impairment charges	2,161	900	107,274
(Gain) loss on the sale of property and equipment	22	115	(56)
Realized and unrealized (gain) loss on investments	-	(417)	252
Write off of deferred finance costs due to early extinguishment of debt	92	-	-
Deferred income taxes	2,219	3,316	2,379
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(166)	(6,622)	(3,417)
Inventories	(26,049)	45,653	(24,265)
Prepaid expenses	(75)	334	3,471
Other assets	(917)	(476)	(706)
Accounts payable	(8,130)	1,121	(8,806)
Accrued expenses and other current liabilities	8,479	15,775	(13,893)
Accrued income taxes	(4,895)	3,130	(4,829)
Net cash provided by operating activities	87,430	152,099	21,927

Net cash provided by (used in) investing activities:
Capital, license, trademark, and other intangible expenditures	(4,629)	(7,715)	(5,859)
Proceeds from the sale of property and equipment	78	45	2,613
Payments to acquire investments	-	(9)	(786)
Proceeds from sale of investments	350	1,246	41,175
Payments to acquire businesses, net of cash received	(336,240)	(60,000)	(4,765)
Net cash provided by (used in) investing activities	(340,441)	(66,433)	32,378

Net cash used in financing activities:
Proceeds from lines of credit	94,000	-	-
Repayment of lines of credit	(23,000)	-	-
Proceeds from issuance of long-term debt	100,000	-	-
Repayments of long-term debt	(3,000)	(78,000)	(3,000)
Payments of financing costs	(3,898)	-	(157)
Proceeds from exercise of stock options and employee stock purchases, net	7,594	7,365	859
Payment of tax obligations resulting from cashless option exercise	-	(7,166)	-
Payments for repurchases of common stock	(1,799)	(419)	(7,271)
Share-based compensation tax benefit	99	87	88
Net cash provided by (used in) financing activities	169,996	(78,133)	(9,481)

Net increase (decrease) in cash and cash equivalents	(83,015)	7,533	44,824
Cash and cash equivalents, beginning balance	110,208	102,675	57,851
Cash and cash equivalents, ending balance	$27,193	$110,208	$102,675

Supplemental cash flow information:
Interest paid	$8,632	$10,781	$13,057
Income taxes paid, net of refunds	$11,226	$(2,913)	$7,642
Value of common stock received as exercise price of options	$226	$23,261	$146

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

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, conditioners, hair treatments, foot powder, body powder and skin care products.  Our Housewares segment reports our operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products, baby and toddler care products.   The Healthcare / Home Environment segment reports the operations of Kaz, Inc. (“Kaz”), which we acquired on December 31, 2010, whose products include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic mosquito traps.  Kaz sources, markets and distributes a number of well-recognized brands including Vicks, Braun, Kaz, Smart-Temp, SoftHeat, Honeywell, Duracraft, Protec, Stinger and Nosquito.  All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with GAAP.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

(b)  Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(c)  Cash and cash equivalents

Cash equivalents include all highly-liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

We consider commercial paper and money market investment accounts to be cash equivalents.  Cash equivalents comprised $8.00 and $102.92 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at February 28, 2011 and 2010, respectively.  Notes (10) and (11) contain additional information regarding our cash and cash equivalents.

(d) Trading securities and long-term marketable securities

Trading securities, when held, consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at fair value, as determined by the most recent trading price of each security as of each balance sheet date.  We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date.  During fiscal 2010, we sold our last remaining position in a trading security.  Trading securities, when held, are included in the “Current assets” section of our consolidated balance sheets.

In connection with the acquisition of Kaz, as discussed further in Note (5), the Company acquired $1.23 million of marketable securities that fund a deferred compensation plan.  These securities are comprised of mutual funds that are stated on our consolidated balance sheets at fair value determined by the most recent trading price of each fund as of February 28, 2011.  These marketable securities have been included in the short-term assets section of our consolidated balance sheet as of February 28, 2011 in the line entitled “Investments, at market value.”

All realized and unrealized gains and losses attributable to both trading and long-term marketable securities are included in “Nonoperating income, net” on the consolidated statements of income. The sum of realized and unrealized net gains (losses) attributable to trading and long-term marketable security investments totaled $0.00, $0.42 and ($0.20) million in fiscal 2011, 2010 and 2009, respectively.  Notes (10) and (11) contain additional information regarding our long-term marketable securities.

(e)  Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns.

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known troubled accounts. Our policy is to charge off receivables when we have determined they will no longer be collectible. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous charge offs are netted against bad debt expense in the period recovered.   At February 28, 2011 and 2010, the allowance for doubtful receivables was $2.11 and $1.39 million, respectively.  The Company has significant concentrations of credit risk with two major customers.  In addition, as of February 28, 2011 and 2010, approximately 39.1 and 53 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.  At February 28, 2011 and 2010, the allowance for back-to-stock returns was $2.04 and $1.96 million, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(f)  Inventory, net and cost of goods sold

Our inventory consists almost entirely of finished goods. We account for inventory using a first-in, first-out system in which we record inventory on our balance sheet at the average or standard cost, or net realizable value, if it is below our recorded cost.  Average and standard costs are comprised of the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to the procurement of inventory.

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $10.68, $9.68 and $15.22 million of such general and administrative expenses to inventory during fiscal years 2011, 2010 and 2009, respectively. We estimate that $5.61 and $4.01 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2011 and 2010, respectively.

The “Cost of goods sold” line item on the consolidated statements of income is comprised of the book value (average or standard cost, or net realizable value if it is below our recorded cost) of inventory sold to customers during the reporting period.  When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2011, 2010 and 2009, cost of goods sold manufactured by vendors in the Far East comprised approximately 80, 85 and 88 percent, respectively, of total consolidated cost of goods sold.  Our mix between Far East and domestic manufacturing began to change in fiscal 2010 as Grooming, Skin Care and Hair Care Solutions became a larger part of our business. We have sourcing relationships with close to 280 third-party manufacturers.  During fiscal 2011, the top two manufacturers fulfilled approximately 14.3 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 31.4 percent of our product requirements.

(g) Property and equipment

These assets are stated at cost, or in the case of assets recorded through acquisition, their fair values when they were acquired. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred.   For tax purposes, accelerated depreciation methods are used where allowed by tax laws.

(h)  License agreements, trademarks, patents and other intangible assets

A significant portion of our consolidated sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the line entitled “Selling, general, and administrative expense” (“SG&A”). We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales revenue subject to trademark license agreements requiring royalty payments comprised 33, 36 and 42 percent of total consolidated net sales revenue for fiscal years 2011, 2010 and 2009, respectively.

We also sell products under trademarks that we own. Trademarks that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised cost of acquiring the trademark, net of any accumulated amortization and impairment charges. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. In certain instances where trademarks have readily determinable useful

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

lives, we amortize their costs on a straight-line basis over such lives. In most instances, we have determined that acquired trademarks have an indefinite useful life.  In these cases, no amortization is recorded.  Patents acquired through purchase from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent.  Additionally, we incur certain costs, primarily legal fees in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

Other intangible assets include customer lists, distribution rights, patent rights and non-compete agreements that we acquired from other entities.  These are recorded on our consolidated balance sheets based upon the fair value of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal or the term of any controlling agreements. See Notes (4) and (5) to these consolidated financial statements for additional information on our intangible assets.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

As further discussed in Note (4) to these consolidated financial statements, we have recorded non-cash impairment charges totaling $2.16 million ($2.10 million after tax), $0.90 million ($0.89 million after tax) and $107.27 million ($106.67 million after tax), for the fiscal years 2011, 2010 and 2009, respectively, in order to reflect the carrying value of goodwill and certain trademarks in our Housewares and Personal Care segments at current estimates of their fair value.  With respect to all trademarks for which such impairments were recorded, we currently expect to continue to hold these trademarks for future use.

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists, distribution rights, patents, patent licenses and non-compete agreements.  Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes.  Effectively, none of our goodwill is deductible for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from 3 to 30 years. We recorded intangible asset amortization totaling $9.89, $6.13 and $3.31 million during fiscal 2011, 2010 and 2009, respectively. See Notes (4) and (5) to these consolidated financial statements for more information about our intangible assets.

(k)  Auction rate securities

Prior to fiscal 2009, we made investments of excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds, and similar investments that we normally seek to dispose of within 35 or fewer days (“auction rate securities” or “ARS”).  Since fiscal 2009, these ARS were subject to failed auctions that affected our ability to access the funds in the near term.  Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and to be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  At February 28, 2011, these securities had underlying remaining maturities from 18 to 35 years and approximately 97 percent of the aggregate collateral (student loans) guaranteed by the U.S. government under the Federal Family Education Loan Program.

At February 28, 2011 and 2010, we held ARS valued at $20.71 and $20.53 million, respectively classified as non-current assets held for sale under the heading “Other assets, net of accumulated amortization” on our consolidated balance sheets.  We classify these assets as long-term because while we intend to continue to reduce our remaining holdings as soon as practicable, we believe it unlikely that we can liquidate all of our holdings within twelve months.

At fiscal year-end 2011 and 2010, we had cumulative pre-tax unrealized losses on our ARS of $1.34 and $1.87 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets, net of related tax effects of $0.46 and $0.64 million, respectively. The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  For the fiscal years ended February 28, 2011 and 2010, we liquidated $0.35 and $0.25 million, respectively, of these securities at par.

Notes (10), (11) and (20) contain additional information regarding our cash, cash equivalents, trading securities and long-term investments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

(m)  Warranties

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past two fiscal years:

ACCRUAL FOR WARRANTY RETURNS
(in thousands)
	Last Day of February,
	2011	2010

Beginning balance	$5,242	$6,940
Warranty liability assumed with Kaz acquisition	20,594	-
Additions to the accrual	13,790	11,241
Reductions of the accrual - payments and credits issued	(15,605)	(12,939)
Ending balance	$24,021	$5,242

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

(o)  Income taxes and uncertain tax positions

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

(p)  Revenue recognition

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

(q)  Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees and similar other arrangements.  In instances where the customer provides us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statements of income in SG&A.  Customer incentives included in SG&A were $12.71, $10.40 and $11.81 million for the fiscal years 2011, 2010 and 2009, respectively.

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales revenue.  Markdown allowances, slotting fees, trade discounts, cash discounts and volume rebates are all recorded as reductions of net sales revenue.

(r)  Advertising

Advertising costs, including cooperative advertising discussed in (q) above, are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $34.99, $20.77 and $24.45  million during fiscal years 2011, 2010 and 2009, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(s)  Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third party logistics costs and outbound transportation costs.  Our expenses for shipping and handling totaled $54.05, $44.87 and $49.68 million during fiscal years 2011, 2010 and 2009, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(t)  Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all its foreign subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss).  All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of $1.82, $1.73 and ($5.21) million in SG&A and ($0.02), $0.05 and $0.62 million in income tax expense during fiscal years 2011, 2010 and 2009, respectively.

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

(u)  Share-based compensation plans

All share-based payments are recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.  We estimate forfeitures for options awards at the dates of grant based on historical experience and revise as necessary if actual forfeitures significantly differ from these estimates.   Share-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.

See Note (14) to these consolidated financial statements for more information on our share-based compensation plans.

(v)  Interest income

Interest income is included in “Nonoperating income, net” on the consolidated statements of income.  Interest income totaled $0.53, $0.57 and $2.72 million in fiscal years 2011, 2010 and 2009, respectively.  Interest income is normally earned on cash invested in short-term accounts, cash equivalents, temporary and long-term investments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(w)  Earnings (loss) per share

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

For fiscal years 2011, 2010 and 2009, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)
	Years Ended The Last Day of February,
	2011	2010	2009

Weighted average shares outstanding, basic	30,669	30,217	30,173
Incremental shares of common stock attributable to share-based payment arrangements (1)	686	704	-
Weighted average shares outstanding, diluted	31,355	30,921	30,173

Dilutive securities, as a result of in-the-money options	2,337	1,978	2,587
Antidilutive securities, as a result of out-of-the-money options	173	921	2,249

(1)       Fiscal 2009 earnings per share computations excludes conversion of in-the-money stock options as the effect of the 846,000 shares would be antidilutive.

(x)  New accounting pronouncements

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

NOTE 2 – SIGNIFICANT CHARGE AGAINST ALLOWANCE FOR DOUBTFUL ACCOUNTS

On May 2, 2008, Linens ‘n Things retail chain (“Linens”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our accounts receivable balance with Linens at the date of bankruptcy was $4.17 million.  For the fiscal quarter ended May 31, 2008, a bad debt provision charge of $3.88 million was made to SG&A and we established a specific allowance of the same amount to account for the portion of the receivable we estimated to be uncollectible.  For the fiscal quarter ended August 31, 2008, we charged the remaining $0.29 million unreserved balance of Linens’ pre-petition accounts receivables to our bad debt provision and wrote off the resulting 100 percent reserved balance as uncollectable.   During the fiscal quarter ended November 30, 2008, Linens announced plans to liquidate by December 31, 2008.  There were no further sales to Linens and we fully collected all post-petition receivables as of the quarter ended November 30, 2008.  Linens was a significant customer of the Company with net sales revenue for fiscal 2009 of $0.55 million and $7.24 million for the Personal Care and Housewares segments, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT
(in thousands)
	Estimated
	Useful Lives	Last Day of February,
	(Years)	2011	2010

Land	-	$9,073	$9,073
Buildings and improvements	10 - 40	65,605	65,117
Computer and other equipment	3 - 10	47,171	46,088
Tools, dies and molds	1 - 3	13,080	9,573
Transportation equipment	3 - 5	118	240
Furniture and fixtures	5 - 15	8,668	8,532
Construction in progress	-	4,200	1,954
Property and equipment, gross		147,915	140,577
Less accumulated depreciation		(65,428)	(58,464)
Property and equipment, net		$82,487	$82,113

In two separate transactions during fiscal 2009, we sold all fractional shares in our corporate jets for a combined $2.57 million and recognized a combined pre-tax gain of $0.11 million.

We recorded $8.28, $8.80 and $10.29 million of depreciation expense for fiscal 2011, 2010 and 2009, respectively.  Capital expenditures for property and equipment totaled $4.27, $7.20 and $5.17 million in fiscal 2011, 2010 and 2009, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $3.16, $2.31 and $2.25 million for fiscal 2011, 2010 and 2009, respectively.

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

The Company’s traditional impairment test methodology uses primarily estimated future discounted cash flow models (“DCF Models”).  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, the Company considers the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common stock and that of comparable companies and general economic and industry trends, among other considerations.  In the fourth quarter of fiscal 2009, the Company expanded its traditional impairment test methodology to give weight to other methods that provide additional observable market information and which management believes reflected the current risk level being incorporated into market prices, in order to corroborate the fair values of each of the Company’s reporting units. Management intends to use these additional methods in conjunction with its DCF models whenever the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period of time. Considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows,  determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

Impairments in the Fourth Quarter of Fiscal 2011 - In the Housewares segment, as a result of continued net sales revenue declines associated with rechargeable lighting products, management performed a reassessment of the category’s long-term earnings prospects and decided to exit the category.  As a result, the Company wrote down the carrying value of the associated inventory, and wrote off all related trademark and patent costs. The various adjustments were recorded as a non-cash impairment charge of $0.75 million ($0.70 million after tax). In the Personal Care segment, based upon continued net sales revenue declines and the future market growth prospects for certain professional product trademarks, the Company performed interim impairment testing using a revised outlook for the brands.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.91 million ($0.89 million after tax).  The charge was related to trademarks, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal 2011 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2011.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to trademarks in our Personal Care segment that were written down to fair value, determined on the basis of future  discounted cash flows using the relief from royalty valuation method.

Impairments in the Second Quarter of Fiscal 2010 - During the fiscal quarter ended August 31, 2009, a significant customer decided to discontinue carrying a trademarked line of certain skin care products.   Sales to this customer accounted for a substantial portion of the total sales of the trademark, and accordingly, non-cash impairment charges were recorded to write off the remaining $0.90 million ($0.89 million after tax) in carrying value of the associated trademark.

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

Additional Impairment Testing in the Fourth Quarter of Fiscal 2009 - As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Company evaluated the impact of these conditions and other developments on its reporting units to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Company’s total market capitalization began to decline below the Company’s consolidated stockholders’ equity balance at November 30, 2008.  If the Company’s total market capitalization remains below its consolidated stockholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Company determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of February 28, 2009, which resulted in a total non-cash impairment charge of $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  This consisted of non-cash pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care and Hair Care Solutions reporting unit.  The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, and other market conditions reflecting the continued deterioration of the domestic and global economies and the declines in retail sales activity.  No impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

Annual Impairment Testing in the First Quarter of Fiscal 2009 - The Company performed its annual impairment tests of its goodwill and trademarks during the first quarter of fiscal 2009.  This resulted in non-cash impairment charges of $7.76 million ($7.61 million after tax) on certain intangible assets associated with our Personal Care segment recognized during the first quarter of fiscal 2009.  The charges were recorded in the Company’s consolidated statement of income as a component of operating income (loss).  The impairment charges reflected the amounts by which the carrying values of the associated assets exceeded their estimated fair values at the time of the analysis.  The fair values of the assets were primarily determined using discounted cash flow models.  The decline in the fair value of the affected trademarks described above resulted from lower sales expectations on certain lower volume brands as a result of management’s strategic decision to reduce advertising and other resources dedicated to those brands, combined with a lower overall expectation of net sales revenue driven by our near-term outlook for the economy and projected declines in consumer retail spending levels.

The following tables summarize by operating segment the changes in our goodwill and intangible assets for fiscal years 2011 and 2010:

GOODWILL AND INTANGIBLE ASSETS
(in thousands)
		Balances at					Balances at
	Weighted	February 28, 2010		Year Ended February 28, 2011			February 28, 2011
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill		$66,296	$(46,490)	$15,845	$-	$(240)	$81,901	$(46,490)	$-	$35,411
Trademarks - indefinite		53,054	-	23,650	(1,401)	-	75,303		-	75,303
Trademarks - finite	17.6	338	-	-	-	(188)	150		(62)	88
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	8.7	24,196	-	-	-	(4,632)	19,564		(15,450)	4,114
Other Intangibles - finite	6.6	26,286	-	23,875	-	(760)	49,401		(9,048)	40,353
Total Personal Care		180,470	(46,490)	63,370	(1,401)	(5,820)	236,619	(46,490)	(24,560)	165,569

Housewares:
Goodwill		166,131	-	-	-	-	166,131	-	-	166,131
Trademarks - indefinite		75,554	-	-	(354)	-	75,200		-	75,200
Other Intangibles - finite	5.6	20,845	-	364	(214)	(1,675)	19,320		(9,893)	9,427
Total Housewares		262,530	-	364	(568)	(1,675)	260,651	-	(9,893)	250,758

Healthcare / Home Environment:
Goodwill		-	-	154,700	-	-	154,700	-	-	154,700
Other Intangibles - finite	9.5	-	-	91,550	-	-	91,550	-	(1,630)	89,920
Total Healthcare / Home Environment		-	-	246,250	-	-	246,250	-	(1,630)	244,620

Total		$443,000	$(46,490)	$309,984	$(1,969)	$(7,495)	$743,520	$(46,490)	$(36,083)	$660,947

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 28, 2009		Year Ended February 28, 2010			February 28, 2010
	Average	Gross	Cumulative				Gross	Cumulative
	Life	Carrying	Goodwill			Acquisition	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill		$46,490	$(46,490)	$19,700	$-	$106	$66,296	$(46,490)	$-	$19,806
Trademarks - indefinite		35,575	-	18,700	(900)	(321)	53,054	-	-	53,054
Trademarks - finite	18.6	338	-	-	-	-	338	-	(245)	93
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	9.7	24,196	-	-	-	-	24,196	-	(19,495)	4,701
Other Intangibles - finite	7.4	4,689	-	21,600	-	(3)	26,286	-	(4,049)	22,237
Total Personal Care		121,588	(46,490)	60,000	(900)	(218)	180,470	(46,490)	(23,789)	110,191

Housewares:
Goodwill		166,131	-	-	-	-	166,131	-	-	166,131
Trademarks - indefinite		75,554	-	-	-	-	75,554	-	-	75,554
Other Intangibles - finite	6.6	20,329	-	516	-	-	20,845	-	(9,660)	11,185
Total Housewares		262,014	-	516	-	-	262,530	-	(9,660)	252,870

Total		$383,602	$(46,490)	$60,516	$(900)	$(218)	$443,000	$(46,490)	$(33,449)	$363,061

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2011, 2010 and 2009, as well as estimated amortization expense for the fiscal years 2012 through 2016:

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense For the fiscal years ended

February 2011	$9,888
February 2010	$6,128
February 2009	$3,311

Estimated Amortization Expense
For the fiscal years ended

February 2012	$17,798
February 2013	$17,765
February 2014	$17,216
February 2015	$16,731
February 2016	$16,548

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures.  For the fiscal year ending February 28, 2012, minimum royalties due and minimum advertising expenditures under these license agreements total $16.49 and $6.08 million, respectively.

NOTE 5 – ACQUISITIONS

Kaz, Inc. Acquisition – On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz.  Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments. The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, Smart-Temp, SoftHeat, Honeywell, Duracraft, Protec, Stinger and Nosquito.  The acquisition will help broaden the Company’s geographic footprint, increase our mutual significance with common customers and vendors, and expand our customer base worldwide.  For further information, see Notes (6), (7), (8), (9), (18) and (19).

Acquisition-related costs incurred through February 28, 2011 were approximately $1.57 million.  Any further acquisition-related costs will be recognized in SG&A during the period in which they are incurred.

On December 30, 2010, in connection with the acquisition of Kaz, the Company and certain of its subsidiaries entered into:

•     a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. (“Bank of America”); and

•     a Term Loan Credit Agreement with Bank of America (the “TLCA”).

See Note (6) for a description of the terms of these agreements.

The following table summarizes the initial sources of consideration paid for Kaz, including an adjustment for closing date working capital.

KAZ - SOURCES OF CONSIDERATION PAID AT DECEMBER 31, 2010

(in thousands)

Cash	$77,498
Advances under the 2010 RCA	94,000
Loans under the TLCA	100,000
Total consideration paid	$271,498

NOTE 5 – ACQUISITIONS, CONTINUED

The following schedule presents our latest estimate of the identifiable assets and liabilities acquired, assumed or recognized at the acquisition date at their fair values.  These balances are provisional and may be subject to additional adjustment.

KAZ - NET ASSETS RECORDED UPON ACQUISITION AT DECEMBER 31, 2010

(in thousands)

Assets:
Cash	$4,258
Receivables	70,792
Inventory	62,415
Prepaid expenses and other current assets	2,197
Property and equipment	4,083
Goodwill	154,700
Other intangible assets - finite	91,550
Deferred tax assets	12,376
Other assets	3,098
Subtotal - assets	405,469

Liabilities:
Accounts payable	41,371
Accrued expenses	64,118
Income taxes payable	1,496
Deferred tax liabilities	24,303
Liabilities for uncertain tax positions	1,453
Deferred compensation	1,230
Subtotal - liabilities	133,971

Net assets recorded	$271,498

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 10.25 percent weighted average cost of capital, royalty rates ranging from 2.00 to 3.50 percent used in the determination of patent estate values and customer attrition rates of 10.0 percent per year used in the determination of customer list values.

Gross receivables of $77.49 million have been recorded in the transaction.  We estimate that $6.70 million of gross receivables will not be collected.  The goodwill of $154.70 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Kaz.  All of the goodwill was assigned to the Company’s Healthcare / Home Environment segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Under the terms of the merger agreement and included in the consideration paid, the Company deposited $20.00 million into escrow.  The merger agreement provides that up to $2.30 million of the escrow fund will be released after the final working capital adjustment is agreed to by the Company and Kaz’s previous owners.  The remaining $17.70 million of the escrow amount is security for any indemnification claims under the merger agreement.  The remaining escrow fund will be held until May 15, 2012, subject to amounts held back for any indemnification claims.

NOTE 5 – ACQUISITIONS, CONTINUED

The impact of the Kaz acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the two month period ended February 28, 2011 is as follows:

KAZ - IMPACT ON CONSOLIDATED STATEMENTS OF INCOME

December 31, 2010 (Acquisition Date) through February 28, 2011

(in thousands, except per share data)

Two Months
Ended
February 28, 2011

Sales revenue, net	$69,147
Net income	3,219

Earning per share:
Basic	$0.10
Diluted	$0.10

The following supplemental pro forma information presents the Company’s financial results as if the Kaz merger had occurred as of the beginning of the fiscal periods presented.  This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2010 or 2009, and this information is not intended to be indicative of future results.

KAZ  - PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition Had Been Completed at the Beginning of Each Period

(in thousands, except per share data)

	Years Ended The Last Day of February,
	2011	2010

Sales revenue, net	$1,121,199	$1,069,857
Net income	73,159	59,364

Earning per share:
Basic	$2.39	$1.96
Diluted	$2.33	$1.92

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

NOTE 5 – ACQUISITIONS, CONTINUED

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.  Key assumptions included various discount rates based upon a 15.8 percent weighted average cost of capital, royalty rates of 5 percent used in the determination of trademark values and customer attrition rates of 11.5 percent per year used in the determination of customer list values.

The impact of the Pert Plus and Sure acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the eleven month period ended February 28, 2011 is as follows:

PERT PLUS AND SURE - IMPACT ON CONSOLIDATED STATEMENTS OF INCOME

March 31, 2010 (Acquisition Date) through February 28, 2011

(in thousands, except per share data)

Eleven Months
Ended
February 28, 2011

Sales revenue, net	$64,130
Net income	12,929

Earning per share:
Basic	$0.42
Diluted	$0.41

The following supplemental pro forma information presents the Company’s financial results as if the Pert Plus and Sure acquisition had occurred as of the beginning of the fiscal periods presented.  This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2010 or 2009, and this information is not intended to be indicative of future results.

PERT PLUS AND SURE - PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition Had Been Completed at the Beginning of Each Period

(in thousands, except per share data)

	Years Ended The Last Day of February,
	2011	2010

Sales revenue, net	$782,674	$719,882
Net income	94,402	87,048

Earning per share:
Basic	$3.08	$2.88
Diluted	$3.01	$2.82

NOTE 5 – ACQUISITIONS, CONTINUED

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

The fair values of the Infusium assets acquired were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.  Key assumptions include (1) a discount rate of 13.5 percent, (2) a terminal value based on long-term sustainable growth rates of 2 percent and an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiple of 7.0, (3) financial multiples of companies operating in similar markets as Infusium, and (4) adjustments for control premiums that market participants might consider when estimating the fair value of the Infusium business.  In the fourth quarter of fiscal 2010, we made certain post closing adjustments associated with this acquisition to increase goodwill by $0.10 million.

NOTE 6 – SHORT-TERM DEBT

2004 Revolving Credit Agreement – Prior to December 30, 2010, the Company maintained a Revolving Credit Agreement (the “2004 RCA”), entered into in June 2004 with Bank of America, N.A. that provided for a total revolving commitment of up to $50.00 million.  Borrowings under the 2004 RCA accrued interest at a “Base Rate” plus a margin of 0.25 to 0.75 percent based on the Leverage Ratio (as defined in the 2004 RCA) at the time of borrowing.  The base rate was equal to the highest of the Federal Funds Rate (as defined in the 2004 RCA) plus 0.50 percent, Bank of America’s prime rate, or the one month LIBOR rate plus 1 percent.  Alternatively, if we elected, borrowings accrued interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 1.75 percent based upon the Leverage Ratio at the time of the borrowing. We incurred loan commitment fees at a rate of 0.20 percent per annum on the unused balance of the 2004 RCA and letter of credit fees at a rate of 1.25 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduced the borrowing availability dollar for dollar.

The 2004 RCA contained certain covenants and formulas that limited our outstanding indebtedness from all sources (less unrestricted cash on hand in excess of $15.00 million) to no more than 3.0 times the latest twelve months’ trailing EBITDA. The 2004 RCA was unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  As with our other debt agreements, the 2004 RCA restricted us, among other things, from incurring liens on any of our properties, except under certain conditions, and limited our ability to repurchase shares of our common stock.

NOTE 6 – SHORT-TERM DEBT, CONTINUED

New Revolving Credit Agreement and Term Loan Credit Agreement – On December 30, 2010, we terminated the 2004 RCA in connection with our acquisition of Kaz and entered into a new Credit Agreement (the “2010 RCA”) with Bank of America, N.A. The 2010 RCA provides for an unsecured revolving commitment of up to $150.00 million, subject to the terms and limitations described below.  The commitment under the 2010 RCA terminates on December 30, 2015.  On December 30, 2010, we also entered into a $100.00 million unsecured Term Loan Credit Agreement (the “TLCA”) with Bank of America, N.A.  The TLCA was short-term bridge financing which was subsequently repaid on January 12, 2011 with the proceeds of new long-term financing described in Note (8).

Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing.  The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1 percent.  Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA.  We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit.  Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar for dollar basis. The TLCA accrues interest at the “Base Rate” plus a margin of 2.00 percent per annum, or alternatively, if we elect, at the one month LIBOR rate plus a margin of 3.00 percent per annum.  The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of the its subsidiaries. As of February 28, 2011, there were $71.00 million in revolving loans and $1.30 million of open letters of credit outstanding against the 2010 RCA.  As of February 28, 2011, the amount available for borrowings under the 2010 RCA was $77.70 million.

The 2010 RCA and our other debt agreements require the maintenance of maximum debt leverage and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us, among other things, from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock.  As of February 28, 2011, all our debt agreements effectively limited our ability to incur more than an estimated $176.77 million of additional debt from all sources, including draws on the 2010 RCA.  We are currently in compliance with the terms of the 2010 RCA and our other debt agreements.

In connection with the 2010 RCA and TLCA and certain long-term debt described in Note (8), the Company incurred $3.90 million in new debt acquisition costs that will be amortized over the terms of the associated agreements.  We also wrote off $0.09 million of unamortized deferred finance fees associated with the terminated 2004 RCA.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	Last Day of February,
	2011	2010

Accrued sales returns, discounts and allowances	$32,136	$15,516
Accrued warranty returns	24,021	5,242
Accrued compensation	24,379	17,888
Accrued advertising	10,159	6,867
Accrued interest	1,973	1,339
Accrued royalties	7,265	3,612
Accrued legal expenses and professional fees	6,851	965
Accrued benefits and payroll taxes	10,100	1,944
Accrued freight	1,950	1,403
Accrued property, sales and other taxes	4,668	903
Kaz acquisition liabilities	4,261	-
Derivative liabilities, current	4,564	4,951
Other	9,293	6,659
Total accrued expenses and other current liabilities	$141,620	$67,289

Kaz acquisition liabilities at February 28, 2011 consist of $4.26 million of additional purchase price estimated to be due to former Kaz owners as a working capital adjustment settlement.  For fiscal 2010, we have reclassified certain amounts in the schedule above, to conform to the current year’s presentation.  These reclassifications have no impact on previously reported net income.

NOTE 8 - LONG-TERM DEBT

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		Last Day of February,
	Borrowed	Rates	Matures	2011	2010

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$6,000	$9,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	100,000	-
Total long-term debt				231,000	134,000
Less current maturities of long-term debt				(53,000)	(3,000)
Long-term debt, excluding current maturities				$178,000	$131,000

(1)       Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note (11) to these consolidated financial statements.

NOTE 8 - LONG-TERM DEBT, CONTINUED

The fair market value of the fixed rate debt at February 28, 2011 computed using a discounted cash flow analysis was $104.65 million compared to the $106.00 million book value and represents a Level 2 liability.  All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2011.

On January 12, 2011, the Company and certain of its subsidiaries entered into a Note Purchase Agreement which provided for the issuance and sale of $100.00 million aggregate principal amount of 3.90% Senior Notes of Helen of Troy, L.P. (the “borrower”), due January 12, 2018 (the “Notes”). The borrower’s obligations under the Notes are unsecured, and all obligations under the Note Purchase Agreement and the Notes were unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. The Company used the proceeds of the Notes to repay all outstanding borrowings under the TLCA.

The Notes bear interest, payable semi-annually on January 12 and July 12 of each year, at a rate of 3.90% per annum. The first interest payment is due on July 12, 2011. Principal payments of $20.00 million (or, if applicable, such lesser principal amount then outstanding) are due on January 12, 2014 and each anniversary thereafter through January 12, 2017, with the remaining outstanding balance due at maturity. The borrower may redeem the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Notes and the Note Purchase Agreement also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. Upon an event of default under the Note Purchase Agreement or the Notes, the holders may, among other things, accelerate the maturity of any amounts outstanding under the Notes.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries on a joint and several basis.  Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio (as that term is defined in the various agreements), a minimum interest coverage ratio (as defined in the various agreements), and a minimum consolidated net worth (as defined in the various agreements). Additionally, the agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments (4) selling certain assets or making other fundamental changes relating to mergers and consolidations and (5) limit our ability to repurchase shares of our common stock.

As of February 28, 2011, our debt agreements effectively limited our ability to incur more than $176.77 million of additional debt from all sources, including draws on the 2010 RCA.  As of February 28, 2011, we were in compliance with the terms of these agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

(in thousands)

	Years Ended The Last Day of February,
	2011	2010	2009

Interest and commitment fees	$3,268	$3,468	$8,888
Deferred finance costs	428	332	582
Interest rate swap settlements, net	5,997	6,510	4,217
Total interest expense	$9,693	$10,310	$13,687

The line entitled “Deferred finance costs” includes the fiscal 2011 write off of $0.09 million of unamortized deferred finance fees associated with the terminated 2004 RCA.

NOTE 9 - INCOME TAXES

Our components of income (loss) before income tax expense are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2011	2010	2009

U.S.	$17,189	$14,529	$(15,267)
Non-U.S.	85,439	65,576	(36,198)
Total	$102,628	$80,105	$(51,465)

Our components of income tax expense (benefit) are as follows:

	Years Ended Last Day of February,
	(in thousands)
	2011	2010	2009

U.S.
Current	$5,373	$3,924	$964
Deferred	2,381	2,637	2,140
	7,754	6,561	3,104

Non-U.S.
Current	1,609	963	1,891
Deferred	(40)	764	333
	1,569	1,727	2,224
Total	$9,323	$8,288	$5,328

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to income (loss) before income taxes. A summary of these differences are as follows:

	Years Ended Last Day of February,
	2011	2010	2009

Expected effective income tax rate at the U.S. statutory rate of 35 percent	35.0%	35.0%	-35.0%

Impact of U.S. state income taxes	1.7%	1.8%	1.4%

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	-17.4%	-9.8%	-15.1%

Effect of zero tax rate in Macau	-10.2%	-17.1%	-11.8%

Reversal of prior accruals as a result of final tax audit settlements	0.0%	0.0%	-0.9%

Effect of asset impairment charges, most of which are non-deductible	0.0%	0.4%	71.8%
Effective income tax rate	9.1%	10.3%	10.4%

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

NOTE 9 - INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2011 and 2010 are as follows:

	Last Day of February,
	(in thousands)
	2011	2010

Deferred tax assets, gross:
Operating loss carryforwards	$30,881	$4,569
Accounts receivable	720	1,134
Inventories, principally due to additional
cost of inventories for tax purposes	7,760	5,980
Write down of marketable securities	-	14
Accrued expenses and other	14,099	5,554
Foreign currency contracts, interest rate swaps, and deferred exchange gains	3,314	3,326
Total gross deferred tax assets	56,774	20,577

Valuation allowance	(26,346)	(4,909)
Deferred tax liabilities:
Depreciation and amortization	(34,801)	(5,344)
Total deferred tax assets (liabilities), net	$(4,373)	$10,324

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment.  In fiscal 2011, the net increase in our valuation allowance was $21.44 million, principally due to additional net operating loss carryforwards that were acquired in the Kaz acquisition.  These net operating loss carryforwards are from certain tax jurisdictions whose benefits we believe we will not be able to utilize.

The schedule below shows the composition of our net operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

	At February 28, 2011
	(in thousands)
	Expiration	Gross	Required
	Date Range	Deferred Tax	Future Taxable
	(Where Applicable)	Assets	Income

U.S. operating loss carryforwards	2012 - 2030	$6,746	$30,854
Non-U.S. operating loss carryforwards with definite carryover periods	2011-2030	15,017	72,966
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	9,118	31,984
Subtotals		30,881	135,804

Less portion of valuation allowance established for operating loss carryforwards		(25,420)	(120,191)
Total		$5,461	$15,613

NOTE 9 - INCOME TAXES, CONTINUED

As of February 28, 2011, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the benefits of these deductible differences.  Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

United States Income Taxes - During fiscal 2009, the IRS completed its audit of our U.S. consolidated federal tax return for fiscal year 2005.  As a result of its audit, the IRS proposed adjustments totaling $8.63 million to taxes.  In December 2008, the Company and the IRS reached a settlement agreement.  As a result of the settlement, we agreed to adjustments totaling $0.49 million to fiscal 2005 taxes and interest and reversed $5.20 million of tax provisions, including interest and penalties previously established for fiscal 2005 and other years based on the terms of the settlement.  Of the $5.20 million, $0.57 million was credited to fiscal year 2009 tax expense and $4.63 million was credited to additional paid-in-capital.  The amount credited to additional paid-in-capital was for the tax effects of prior year stock compensation expense that was deemed to be deductible under the audit, and when originally accrued, was charged against additional paid-in-capital.

In April 2010, the IRS concluded its audit of the Company’s 2007 and 2008 U.S. federal tax returns.  No adjustments were made to either year’s tax returns.  The U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for fiscal tax years 2003, 2004, 2006, 2007 and 2008 are currently under examination.  The IRS has issued notices of proposed adjustments for the fiscal 2006 tax year, which is currently under appeal.  The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position.  The IRS has not proposed any adjustments for the other tax years under examination.

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

NOTE 9 - INCOME TAXES, CONTINUED

During fiscal 2011 and 2010, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS
(in thousands)
	Fiscal Years Ended
	2011	2010

Unrecognized tax benefits, beginning balance	$2,562	$2,903
Tax positions taken during the current period	-	259
Changes in tax positions taken during a prior period	94	415
Changes due to lapse in statute of limitations	(912)	(1,179)
Impact of foreign currency remeasurement on unrecognized tax benefits in the current period	35	164
Additions due to acquisitions	1,453	-
Changes resulting from settlements with taxing authorities	(751)	-
Unrecognized tax benefits, ending balance	$2,481	$2,562

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

The Company classifies all interest and penalties on uncertain tax positions as income tax expense, which is a consistent practice with prior years. As of February 28, 2011 and 2010, the liability for tax-related interest expense and penalties included in unrecognized tax benefits was $0.19 and $0.13 million for interest expense and $0.26 and $0.42 million for penalties, respectively.  Additionally, the 2011, 2010 and 2009 provisions for income tax include combined tax-related interest and penalties expense of $0.10, $0.18 and $0.18 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of February 28, 2011, tax years under examination or still subject to examination by major tax jurisdictions that are material are as follows:

Jurisdiction	Examinations in Process	Open Years

Mexico	- None -	2005 - 2010
United Kingdom	- None -	2009 - 2011
United States *	2003, 2004, 2006, 2007, 2008	2003 - 2011
Switzerland	- None -	2007 - 2011
Hong Kong	- None -	2005 - 2011

* Kaz, Inc. and its subsidiaries are currently under examination.

NOTE 10 – FAIR VALUE

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of the last day of February 2011 and 2010:

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$6,435	$6,435	$-	$-
Commercial paper	1,560	1,560	-	-
Investments	1,233	1,233	-	-
Auction rate securities	20,711	-	-	20,711
Total assets	$29,939	$9,228	$-	$20,711

Liabilities:
Long-term debt - fixed rate (1)	$104,650	$-	$104,650	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	9,625	-	9,625	-
Foreign currency contracts	970	-	970	-
Total liabilities	$240,245	$-	$240,245	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$14,099	$14,099	$-	$-
Commercial paper	88,822	88,822	-	-
Auction rate securities	20,534	-	-	20,534
Foreign currency contracts	795	-	795	-
Total assets	$124,250	$102,921	$795	$20,534

Liabilities:
Long-term debt - fixed rate (1)	$9,600	$-	$9,600	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	12,021	-	12,021	-
Total liabilities	$146,621	$-	$146,621	$-

(1)  Debt values are reported at estimated fair value in this table, but are recorded in the accompanying consolidated balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated balance sheets and are classified as Level 1 assets.  Investments are also classified as Level 1 assets because they consist of mutual funds, which are stated in the February 28, 2011 consolidated balance sheet at market value, as determined by the most recent trading price of each fund as of the balance sheet date.

NOTE 10 – FAIR VALUE, CONTINUED

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt at February 28, 2011 was computed using a discounted cash flow analysis and discount rates ranging from 1.86 to 4.36 percent, depending on the term of the loan.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis and other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the fiscal years 2011 and 2010:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
(in thousands)
	Fiscal Years Ended
	2011		2010
		Other		Other
		Non-Financial		Non-Financial
	ARS	Assets	ARS	Assets

Beginning balances	$20,534	$363,061	$19,973	$-
Transfers into Level 3 at March 1, 2009	-	-	-	309,791
Total gains (losses):
Included in earnings - realized	-	(11,858)	-	(7,028)
Included in other comprehensive income - unrealized	527	-	811	-
Acquired during the period	-	309,984	-	60,516
Acquisition adjustments during the period	-	(240)	-	(218)
Sales at par	(350)	-	(250)	-
Ending balances	$20,711	$660,947	$20,534	$363,061

Cumulative unrealized losses relating to assets still held at each reporting date, net of taxes	$(884)		$(1,232)

NOTE 11 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2011, 2010 and 2009, 14.1, 14.8 and 16.9 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Swiss Francs, Canadian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.    We recorded net foreign exchange gains (losses), including the impact of currency hedges, of $1.82, $1.73 and ($5.21) million in SG&A and ($0.02), $0.05 and $0.62 million in income tax expense during fiscal years 2011, 2010 and 2009, respectively.

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

Venezuela has experienced currency instability driven by a highly inflationary economy, government restrictions on cash transfers out of the country and a recent devaluation.  Our method of foreign currency translation has always required us to remeasure foreign monetary assets at the current exchange rates with all exchange gains or losses recognized in our statements of income.  The exchange rate we use to remeasure Venezuelan activity is currently the official exchange rate of 4.30 Bolivares Fuertes to $1.00.  At February 28, 2011, the Company included in its consolidated condensed balance sheet $4.40 million in total assets and $3.51 million in net assets from its Venezuelan operations.  Net assets are primarily working capital.  It is unclear to us whether the current restrictions on transfers of cash out of Venezuela is other than temporary; however, we believe it appropriate to classify these assets and liabilities as current items in our consolidated condensed balance sheets since they support current operations within the country.

Interest Rate Risk – Interest on our outstanding debt as of February 28, 2011 is both floating and fixed.  Fixed rates are in place on $106.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $71.00 million in advances against our 2010 RCA and $125.00 million of Senior Notes.  If short term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA.  The floating rate Senior Notes reset as described in Note (8), and have been effectively converted to fixed rate debt using the interest rate swaps, as described below.

We manage our floating rate term debt using interest rate swaps.  As of February 28, 2011, we had two swaps that converted an aggregate notional principal of $125.00 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125.00 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.30 percent as of February 28, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

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

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2011 and 2010:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS
(in thousands)
February 28, 2011
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$-	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	-	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	-	374	-
Subtotal				-	779	191

Interest rate swaps	Cash flow	6/2014	$125,000	-	3,785	5,840
Total fair value				$-	$4,564	$6,031

February 28, 2010
					Accrued
					Expenses
		Final		Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Current	Liabilities,
Designated as hedging Instuments	Hedge Type	Date	Amount	Current	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2011	£5,000	$651	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2010	$6,000	144	-	-
Subtotal				795	-	-

Interest rate swaps	Cash flow	6/2014	$125,000	-	4,951	7,070
Total fair value				$795	$4,951	$7,070

The pre-tax effect of derivative instruments for the fiscal years 2011 and 2010 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)
	Fiscal Years Ended
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2011	2010	Location	2011	2010	Location	2011	2010

Foreign currency contracts - ordinary and cash flow hedges	$(1,556)	$7	SG&A	$209	$30	SG&A	$(16)	$12
Interest rate swap contracts - cash flow hedges	(3,600)	(4,661)	Interest expense	(5,997)	(6,510)		-	-
Total	$(5,156)	$(4,654)		$(5,788)	$(6,480)		$(16)	$12

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

We expect losses of $0.8 million associated with foreign currency contracts that are currently reported in accumulated other comprehensive loss to be reclassified into income over the next year.  The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle. See Notes (1) and (10) to these consolidated financial statements for more information on our hedging activities.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest-bearing and non interest-bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of AAA rated ARS that we normally seek to dispose of within 35 or fewer days and mutual funds. The following table summarizes our cash, cash equivalents and investments at the end of fiscal 2011 and 2010:

CASH, CASH EQUIVALENTS AND INVESTMENTS
(in thousands)
	February 28, 2011		February 28, 2010
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non interest-bearing accounts - unrestricted	$16,587	0.00 to 1.60%	$6,234	0.00 to 2.00%
Cash, interest and non interest-bearing accounts - restricted	2,611	0.00 to 1.25%	1,053	0.00 to 2.50%
Commercial paper	1,560	0.13%	88,822	0.03 to 0.18%
Money market funds	6,435	0.03 to 3.27%	14,099	0.01 to 3.98%
Total cash and cash equivalents	$27,193		$110,208

Investments:
Auction rate securities	$20,711	1.76 to 8.47%	$20,534	1.73 to 8.44%
Mutual funds, principally equity based	1,233		-
Total investments	$21,944		$20,534

Our cash balances at end of fiscal 2011 and 2010 include restricted cash of $2.61 and $1.05 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  The Venezuelan government enforces restrictions on transfers of cash out of the country and controls exchange rates.  We have made formal applications to repatriate this cash at an official exchange rate currently pertinent to us, which is 4.30 Bolivares Fuertes to $1.00; however, the Company has not yet received approval of these applications.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

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

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

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

At fiscal year-end 2011 and 2010, we had cumulative pre-tax unrealized losses on our ARS of $1.34 and $1.87 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets, net of related tax effects of $0.46 and $0.64 million, respectively.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  For the fiscal years ended February 2011 and 2010, we liquidated $0.35 and $0.25 million, respectively, of these securities at par.

Equity Market Risk - Our marketable securities are made up of mutual funds that are held to fund a nonqualified deferred compensation plan. We have terminated the nonqualified deferred compensation plan and intend to distribute the fund’s assets during fiscal 2012.  We do not attempt to reduce or eliminate our equity market exposure on these investments through hedging.  Until plan assets are distributed, our objective in managing exposure to market value changes is to provide the plan participants, who self-direct the investment of these funds, a diversified selection of funds to choose from.

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

Employment Contracts - We have entered into employment contracts with certain of our officers. These agreements provide for minimum salary levels and potential incentive bonuses. One agreement automatically renews itself each day for a new three-year period and provides that in the event of a merger, consolidation or transfer of all or substantially all of our assets to an unaffiliated party, the officer will receive  a cash payment for the balance of the obligations under the agreement within six months of separation from service. The expiration dates for these agreements range from June 1, 2011 to February 28, 2014.  The aggregate commitment for future salaries pursuant to such contracts, at February 28, 2011, excluding incentive compensation, was $6.36 million.

As a result of the Kaz acquisition, on February 14, 2011, the Company’s Compensation Committee adopted an amendment to the method of computation in which the chief executive officer’s bonus under the 1997 Cash Bonus Performance Plan, is calculated.  For fiscal year ending February 28, 2011, $1.67 million of earnings attributable to Kaz was excluded from the bonus calculation, thereby reducing his bonus. For fiscal years after February 28, 2011, the earnings based performance measure under the plan will be reduced by $10 million each fiscal year for the purpose of computing the bonus payable under the provisions of the plan.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest.  In recent years, increasing labor costs, regional labor dislocations

NOTE 12 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

as a result of new government social policies, growing local inflation, changes in available ocean cargo carrier capacity and costs, the impact of energy prices on transportation and the appreciation of the Chinese Renminbi against the U.S. Dollar have resulted in fluctuations in our cost of goods sold.  Certain of our suppliers in China have closed operations due to economic conditions that put rapid upward pressure on their operating costs. This caused and may continue to cause periodic disruptions in delivery of certain items that can affect our sales.  Although we have multiple sourcing partners for many of our products, from time to time we are unable to source certain items on a timely basis due to the rapid changes occurring with our Chinese suppliers.  We believe that the contraction in suppliers continues to be a widespread trend in our industry. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary, and we continue to explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

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

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 28, 2011, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY
(in thousands)
		2012	2013	2014	2015	2016	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$106,000	$3,000	$3,000	$20,000	$20,000	$20,000	$40,000
Term debt - floating rate (1)	125,000	50,000	-	-	75,000	-	-
Long-term incentive plan payouts	5,576	2,158	2,234	1,184	-	-	-
Interest on fixed rate debt	19,331	4,199	3,981	3,789	3,010	2,230	2,122
Interest on floating rate debt (1)	16,007	5,489	4,508	4,508	1,502	-	-
Open purchase orders	152,180	152,180	-	-	-	-	-
Minimum royalty payments	104,270	16,486	14,266	13,365	11,964	7,366	40,823
Advertising and promotional	73,671	8,823	6,098	5,493	5,251	5,435	42,571
Operating leases	21,044	4,877	4,003	3,429	3,327	2,391	3,017
Capital spending commitments	6,572	6,572	-	-	-	-	-
Total contractual obligations (2)	$629,651	$253,784	$38,090	$51,768	$120,054	$37,422	$128,533

(1) The Company uses interest rate hedge agreements (the “swaps”)  in conjunction with its unsecured floating interest rate $50.00 million, 7 year and $75.00 million, 10 year senior notes.  The swaps are a hedge of the variable LIBOR rates used to reset the floating rates on these senior notes.  The swaps effectively fix the interest rates on the 7 and 10 year senior notes at 5.89 and 6.01 percent, respectively.   Accordingly, the future interest obligations related to this debt have been estimated using these rates.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2011, we have recorded a provision for our uncertain tax positions of $2.48 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

NOTE 13 – REPURCHASE OF HELEN OF TROY COMMON STOCK

Under the latest program approved by our Board of Directors, as of February 28, 2011, we are authorized to purchase up to 1,192,917 shares of common stock in the open market or through private transactions. For the fiscal years ended 2011, 2010 and 2009, we repurchased and retired 80,000, 47,648 and 574,365 shares of common stock at a total purchase price of $1.80, $0.42 and $7.42 million, and an average purchase price of $22.49, $8.80 and $12.91 per share, respectively.  In addition, during the fiscal quarter ended February 28, 2011, a former member of our Board of Directors tendered 7,733 shares of common stock having a market value of $0.23 million, or $29.22 per share, as payment for the exercise price arising from the exercise of options.  Finally, during the fiscal quarters ended May 31, 2009 and November 30, 2009, our chief executive officer tendered a combined total of 1,438,109 shares of common stock having a market value of $30.15 million, or $20.97 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2010	-	$-	-	1,200,650
January 1 through January 31, 2011	-	-	-	1,200,650
February 1 through February 28, 2011 *	7,733	29.22	7,733	1,192,917
Total	7,733	$29.22	7,733	1,192,917

* Shares tendered by a former member of the Company’s Board of Directors in a cashless exercise

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

Expired Plans

The 1998 Plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008.  As of February 28, 2011, 2,149,850 shares of common stock subject to options were outstanding under the plan.

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The 1995 Directors’ Plan covered a total of 980,000 shares of common stock for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005.  As of February 28, 2011, options to purchase 104,000 shares of common stock were outstanding under the plan.

Active Plans

The 2008 Stock Incentive Plan covers a total of 750,000 shares of common stock for issuance to key officers, employees and consultants of the Company. The plan provides for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The plan contains provisions for incentive stock options, non-qualified stock options, restricted stock, restricted stock units or other stock-based awards. Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, is not eligible to participate in the plan. The maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. The plan will expire by its terms on August 19, 2018.  As of February 28, 2011, 256,100 shares of common stock subject to options were outstanding and 486,125 shares remained available for future issue under the plan.

The 2008 Directors’ Plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of the Board of Directors.  Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. The plan will expire by its terms on August 19, 2018.  As of February 28, 2011, 19,600 shares of restricted stock have been granted and 155,400 shares remained available for future issue under the plan.

The 2008 Stock Purchase Plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our shares of common stock.  The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018.  During the second and fourth quarters of fiscal 2011, plan participants acquired 11,541 and 13,060 shares of common stock, respectively at prices of $18.92 and $19.92 per share, respectively.  During fiscal 2010, plan participants acquired a total of 28,782 shares of common stock at an average price of $12.04 per share.  As of February 28, 2011, 281,137 shares remained available for future issue under this plan.

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The Company recorded share-based compensation expense in SG&A for each of the fiscal years covered by our consolidated statements of income as follows:

SHARE-BASED COMPENSATION EXPENSE (in thousands, except per share data)
	Years Ended Last Day of February,
	2011	2010	2009

Stock options	$1,603	$1,403	$1,331
Restricted stock grants	258	176	-
Employee stock purchase plan	156	165	157
Share-based payment expense	2,017	1,744	1,488
Less income tax benefits	(99)	(87)	(88)
Share-based payment expense, net of income tax benefits	$1,918	$1,657	$1,400

Earnings per share impact of share-based payment expense:
Basic	$0.06	$0.05	$0.05
Diluted	$0.06	$0.05	$0.05

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions for the fiscal years 2011, 2010 and 2009:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS
	Years Ended Last Day of February,
	2011	2010	2009

Range of risk free interest rates used	1.2% - 1.7%	1.7% - 2.0%	2.7% - 3.0%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	50.0%	50.6%	46.2%
Range of expected volatility rates used	49.4% - 53.0%	45.5% - 55.5%	45.8% - 46.5%
Range of expected terms used (in years)	3.4	4.1 - 4.6	3.1 - 4.6

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

Shares of common stock purchased under the 2008 Stock Purchase Plan vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.

Under the 2008 Directors’ Plan, for the fiscal years ended 2011 and 2010, the Company granted 11,600 and 8,000 shares of restricted stock, respectively, to certain board members having fair values at the date of grant of $22.26 and $21.97 per share, respectively.  The restricted stock awards vested immediately, were valued at the fair value of the Company’s common stock at the date of the grant and accordingly, were expensed at the time of the grants.

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF OPTION ACTIVITY
(in thousands, except contractual term and per share data)
				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at March 1, 2008	5,823	$15.34	$5.58	3.69	$14,171
Grants	250	22.46	8.66
Exercises	(48)	(12.64)			302
Forfeitures / expirations	(1,189)	(16.82)
Outstanding at February 28, 2009	4,836	15.37	5.61	3.37	1,039
Grants	306	18.77	7.81
Exercises	(2,142)	(11.83)			20,044
Forfeitures / expirations	(101)	(21.53)
Outstanding at February 28, 2010	2,899	18.13	6.57	4.06	18,742
Grants	7	23.70	8.82
Exercises	(318)	(20.93)			2,285
Forfeitures / expirations	(78)	(22.98)
Outstanding at February 28, 2011	2,510	$17.64	$6.40	3.05	$26,054

Exercisable at February 28, 2011	2,014	$16.71	$5.90	2.32	$22,829

A summary of non-vested option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED OPTION ACTIVITY
(in thousands, except per share data)
		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at March 1, 2008	545	$8.38
Grants	250	8.66
Vested or forfeited	(220)	(8.25)
Outstanding at February 28, 2009	575	8.55
Grants	306	7.81
Vested or forfeited	(197)	(7.92)
Outstanding at February 28, 2010	684	8.40
Grants	7	8.82
Vested or forfeited	(195)	(8.36)
Outstanding at February 28, 2011	496	$8.42

NOTE 14 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of our total unrecognized share-based compensation expense as of February 28, 2011 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)
Weighted
Average
	Unrecognized	Period of
	Compensation	Recognition
	Expense	(in months)

Stock options	$2,348,591	25.4

A summary of restricted stock share activity under the Company’s 2008 Directors’ Plan follows:

SUMMARY OF RESTRICTED SHARE ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Restricted	Fair Value	Total
	Shares	(per share)	Value

Outstanding at March 1, 2009	-	$-	$-
Grants	8	21.97	176
Outstanding at February 28, 2010	8	21.97	176
Grants	12	22.26	258
Outstanding at February 28, 2011	20	$22.14	$434

NOTE 15 - DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees.  For calendar year 2009, the Company elected to discontinue its matching contributions to its U.S. based plan as a temporary cost reduction measure.  The Company resumed the U.S. match for calendar year 2010. Total matching contributions made to these savings plans for the fiscal years ended 2011, 2010 and 2009 were $0.90, $0.31 and $0.65 million, respectively.

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, for each of the years covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended Last Day of February
	2011	2010	2009

Net income (Loss)	$93,305	$71,817	$(56,793)
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	1,582	1,220	(938)
Cash flow and ordinary hedges - foreign currency, net of tax (2)	(1,206)	(35)	762
Unrealized gain (loss) - auction rate securities, net of tax (3)	348	535	(1,767)
Comprehensive income (loss), net of tax	$94,029	$73,537	$(58,736)

The components of accumulated other comprehensive loss, net of tax at the end of fiscal 2011 and 2010 are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)
	Last Day of February
	2011	2010

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(6,352)	$(7,934)
Unrealized holding gains (losses) on cash flow and ordinary hedges - foreign currency, net of tax (2)	(614)	592
Temporary impairment loss on auction rate securities, net of tax (3)	(884)	(1,232)
Total accumulated other comprehensive loss, net of tax	$(7,850)	$(8,574)

(1)  The change in unrealized losses on interest rate swap cash flow hedges is recorded net of tax benefits (expense) of $(0.81), $(0.63) and $0.48 million, respectively, for the fiscal years 2011, 2010 and 2009.  The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefits of $3.27 and $4.09 million at the end of fiscal 2011 and 2010, respectively.

(2)  The change in unrealized gains (losses) on foreign currency cash flow and ordinary hedges is recorded net of tax benefits (expense) of $0.54, $0.00 and $(0.30) million, respectively, for the fiscal years 2011, 2010 and 2009.  The unrealized holding gains on foreign currency cash flow and ordinary hedges included in accumulated other comprehensive loss, includes net deferred tax benefits (expense) of $0.30 and $(0.24) million at the end of fiscal 2011 and 2010, respectively.

(3)  The change in temporary impairment loss on auction rate securities is recorded net of tax benefits (expense) of $(0.18), $(0.28) and $0.91 million, respectively, for the fiscal years 2011, 2010 and 2009.  The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.46 and $0.63 million at the end of fiscal 2011 and 2010, respectively.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

	May	August	November	February	Total

Fiscal 2011:

Sales revenue, net	$160,153	$174,823	$205,001	$237,066	$777,043

Gross profit	72,427	80,276	92,745	103,798	349,246

Asset impairment charges	501	-	-	1,660	2,161

Net income	18,387	23,473	27,063	24,382	93,305

Earnings per share (1)
Basic	0.60	0.77	0.88	0.79	3.04
Diluted	0.59	0.75	0.86	0.77	2.98

Fiscal 2010:

Sales revenue, net	$143,873	$162,193	$189,399	$152,161	$647,626

Gross profit	58,509	68,894	83,522	68,231	279,156

Asset impairment charges	-	900	-	-	900

Net income	14,509	15,911	24,733	16,664	71,817

Earnings per share (1)
Basic	0.49	0.53	0.81	0.55	2.38
Diluted	0.47	0.51	0.80	0.54	2.32

(1)  Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 18 - FOURTH QUARTER CHARGES/TRANSACTIONS

Fiscal 2011 – Our results for the fourth quarter of fiscal 2011 included $1.66 million of asset impairments as further discussed in Note (4) to these consolidated financial statements, the acquisition of Kaz and related financing transactions as further discussed in Notes (5), (6) and (8) to these consolidated financial statements.

Fiscal 2010 – Our results for the fourth quarter of fiscal 2010 did not contain any transactions of a non-routine nature, other than the recording of a $1.26 million impact of a devaluation of Venezuelan currency recorded in SG&A.

Fiscal 2009 – The Company recorded non-cash impairment charges of $99.51 million ($99.06 million after tax) in the fourth quarter of fiscal 2009.  This consisted of non-cash, pre-tax impairment charges of $46.49 million against goodwill and $2.75 million against a trademark in our Personal Care segment’s Appliances and Accessories reporting unit, and $50.27 million against certain trademarks and an indefinite-lived license held by our Grooming, Skin Care and Hair Care Solutions reporting unit.  The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, and other market conditions reflecting the continued deterioration of the domestic and global economies and the declines in retail sales activity.  No impairment charges were required for our Housewares segment as this reporting unit’s estimated fair value of total net assets including recorded goodwill, trademarks and other intangible assets, exceeded their carrying values as of the date of the evaluation.

In the fourth quarter of fiscal 2009, the Company reversed $2.73 million of incentive compensation it had accrued throughout the year, due to the impact of the Company’s fourth quarter impairment charges on a management incentive plan.

NOTE 19 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2011, 2010 AND 2009

(in thousands)
	Personal		Healthcare /
2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$491,215	$216,681	$69,147	$777,043
Operating income before impairments	63,368	46,017	4,520	113,905
Asset impairment charges	1,414	747	-	2,161
Operating income	61,954	45,270	4,520	111,744
Identifiable assets	474,344	363,128	403,052	1,240,524
Capital, license, trademark and other intangible expenditures	1,741	2,225	663	4,629
Depreciation and amortization	10,634	5,968	1,900	18,502

	Personal		Healthcare /
2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$449,151	$198,475	$-	$647,626
Operating income before impairments	46,515	43,754	-	90,269
Asset impairment charges	900	-	-	900
Operating income	45,615	43,754	-	89,369
Identifiable assets	483,106	351,627	-	834,733
Capital, license, trademark and other intangible expenditures	4,622	3,093	-	7,715
Depreciation and amortization	9,424	5,837	-	15,261

	Personal		Healthcare /
2009	Care	Housewares	Home Environment	Total

Sales revenue, net	$447,244	$175,501	$-	$622,745
Operating income before impairments	41,432	25,626	-	67,058
Asset impairment charges	107,274	-	-	107,274
Operating income (loss)	(65,842)	25,626	-	(40,216)
Identifiable assets	467,409	354,717	-	822,126
Capital, license, trademark and other intangible expenditures	1,914	3,945	-	5,859
Depreciation and amortization	9,055	5,130	-	14,185

Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, conditioners, hair treatments, foot powder, body powder and skin care products.

Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools, rechargeable lighting products, baby and toddler care products.

NOTE 19 - SEGMENT INFORMATION, CONTINUED

The Healthcare / Home Environment segment reports two months of operating results from Kaz, which we acquired on December 31, 2010, as further discussed in Note (5) to our consolidated financial statements.  Kaz, is a provider of a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Significant products of Kaz include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic mosquito traps.

We use third-party manufacturers to produce our goods.  All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.

We compute operating income for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income are comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  The two months operations of the Healthcare / Home Environment segment’s operations included in our fiscal 2011 consolidated statement of income do not include any allocation of corporate overhead.  As the Healthcare / Home Environment segment is further integrated into our operating structure, we expect to make an allocation of corporate overhead to the segment.  When we decide such allocations are appropriate, there may be some reduction in the operating income of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segment.  The extent of this operating income impact between the segments has not yet been determined.

We do not allocate other items of income and expense, including income taxes to operating segments.

Our domestic and international net sales revenue from third parties and long-lived assets for the years ended the last day of February are as follows:

	Years Ended Last Day of February
	2011	2010	2009

SALES REVENUE, NET - FROM THIRD PARTIES:
United States	$619,378	$511,027	$476,147
International	157,665	136,599	146,598
Total	$777,043	$647,626	$622,745

LONG-LIVED ASSETS:
United States	$358,903	$109,435	$113,631
Barbados	416,180	362,162	307,099
Other international	4,990	3,782	4,124
Total	$780,073	$475,379	$424,854

The table above classifies assets based upon the country where we hold legal title.

NOTE 19 - SEGMENT INFORMATION, CONTINUED

Worldwide sales to our largest customer and its affiliates accounted for approximately 17, 18 and 17 percent of our net sales revenue in fiscal 2011, 2010 and 2009, respectively.  Sales within the U.S. to this same customer and its affiliates accounted 91, 84 and 85 percent of worldwide net sales revenue to the same customer and affiliates during fiscal 2011, 2010 and 2009, respectively.

Sales to our second largest customer, all within the United States, accounted for approximately 10, 9 and 9 percent of our net sales revenue in fiscal 2011, 2010 and 2009, respectively.

Sales to our third largest customer, all within the United States and Canada, accounted for approximately 8, 10 and 8 percent of our net sales revenue in fiscal 2011, 2010 and 2009.  No other customers accounted for ten percent or more of net sales revenue during those fiscal years.

NOTE 20 – SUBSEQUENT EVENTS (UNAUDITED)

Management has evaluated subsequent events through the date these financial statements were issued, for both conditions existing and not existing as of February 28, 2011 and concluded that there were no additional subsequent events to recognize or disclose.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
		Charged to
	Beginning	cost and	Net charge to		Ending
Description	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance

Year ended February 28, 2011
Allowances for doubtful accounts	$1,390	$865	$-	$147	$2,108
Allowances for back-to-stock returns	1,956	-	84	-	$2,040

Year ended February 28, 2010
Allowances for doubtful accounts	$1,916	$448	$-	$974	$1,390
Allowances for back-to-stock returns	1,840	-	116	-	$1,956

Year ended February 28, 2009
Allowances for doubtful accounts	$1,331	$5,643	$-	$5,058	$1,916
Allowances for back-to-stock returns	6,877	-	(5,037)	-	$1,840

(1)  Represents periodic charges to the provision for doubtful accounts.

(2)  Represents net charges (credits) during the period to sales returns and allowances.

(3)  Represents write-offs of doubtful accounts net of recoveries of previously reserved amounts.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2011.

In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Kaz, which we acquired on December 31, 2010, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets resulting from this acquisition constituted approximately 32.5 percent of consolidated assets as of February 28, 2011, 8.9 percent of consolidated net sales revenue and 4.0 percent of consolidated operating income for the year then ended.

Based upon that evaluation, which excluded the internal control over financial reporting of Kaz, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on pages 58 through 60, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2011 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 57 of this report

	2.	Financial Statement Schedule: See “Schedule II” on page 108 of this report

	3.	Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

2.1

Agreement and Plan of Merger dated as of December 8, 2010, among Helen of Troy Texas Corporation, KI Acquisition Corp., Kaz, Inc., the Company, and the Kaz, Inc. shareholders party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2010).

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
10.10†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.11†

Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 filed with the Securities and Exchange Commission on October 15, 1999 (the “August 1999 10-Q”)).

10.12†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).
10.13†

Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.14

Credit Agreement, dated June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.15

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

10.16

Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2004).

10.17†

Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005).

10.18

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

10.19†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.20†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.23 of Helen of Troy Limited’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, filed with the Securities and Exchange Commission on May 13, 2008 (the “2008 10-K”).

10.21†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 of the 2008 10-K).
10.22

Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2005 10-Q).

10.23

First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2005 10-Q).

10.24†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.25†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.26†	Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the 2008 Proxy Statement).

10.27

Fourth Amendment to Credit Agreement, dated as of December 15, 2008 among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008).

10.28†

Second Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2009).

10.29†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

10.30

Credit Agreement dated December 30, 2010, by and among Helen of Troy, L.P., Helen of Troy Limited, a Bermuda company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.31

Guaranty, dated December 31, 2010, made by Helen of Troy Limited, a Bermuda company, Helen of Troy Limited , a Barbados company, Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.32

Term Loan Credit Agreement, dated December 30, 2010, by and among Helen of Troy, L.P., Helen of Troy Limited, a Bermuda company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.33

Guaranty, dated December 31, 2010, made by Helen of Troy Limited, a Bermuda company, Helen of Troy Limited , a Barbados company, Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Term Loan Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.34

Note Purchase Agreement, dated January 12, 2011, by and among Helen of Troy, L.P., Helen of Troy Limited, Helen of Troy Limited, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.35

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., Helen of Troy Limited, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.36†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

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
May 13, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer May 13, 2011
May 13, 2011

/s/ Richard J. Oppenheim	/s/ Gary B. Abromovitz
Richard J. Oppenheim	Gary B. Abromovitz
Financial Controller and Principal Accounting Officer	Director, Deputy Chairman of the Board
May 13, 2011	May 13, 2011

/s/ John B. Butterworth	/s/ Timothy F. Meeker
John B. Butterworth	Timothy F. Meeker
Director	Director
May 13, 2011	May 13, 2011

/s/ Stanlee N. Rubin	/s/ William F. Susetka
Stanlee N. Rubin	William F. Susetka
Director	Director
May 13, 2011	May 13, 2011

/s/ Adolpho R. Telles	/s/ Darren G. Woody
Adolpho R. Telles	Darren G. Woody
Director	Director
May 13, 2011	May 13, 2011

INDEX TO EXHIBITS

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

2.1

Agreement and Plan of Merger dated as of December 8, 2010, among Helen of Troy Texas Corporation, KI Acquisition Corp., Kaz, Inc., the Company, and the Kaz, Inc. shareholders party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2010).

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
10.10†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Helen of Troy Limited’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.11†

Amended and Restated Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.29 to Helen of Troy Limited’s Quarterly Report on Form 10-Q for the period ending August 31, 1999 filed with the Securities and Exchange Commission on October 15, 1999 (the “August 1999 10-Q”)).

10.12†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).

10.13†

Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.14

Credit Agreement, dated June 1, 2004, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2004).

10.15

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

10.16

Note Purchase Agreement, dated June 29, 2004, by and among Helen of Troy Limited (Bermuda), Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2004).

10.17†

Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005).

10.18

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

10.19†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of Helen of Troy Limited’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.20†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.23 of Helen of Troy Limited’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, filed with the Securities and Exchange Commission on May 13, 2008 (the “2008 10-K”).

10.21†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 of the 2008 10-K).
10.22

Third Amendment to Credit Agreement, dated as of November 15, 2005, among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the November 2005 10-Q).

10.23

First Amendment to Guarantee Agreement, dated as of November 15, 2005, among Helen of Troy Limited (Bermuda), Helen of Troy Limited (Barbados), HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd. and Bank of America, N.A. (as Guaranteed party) (incorporated by reference to Exhibit 10.3 to the November 2005 10-Q).

10.24†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.25†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.26†	Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the 2008 Proxy Statement).
10.27

Fourth Amendment to Credit Agreement, dated as of December 15, 2008 among Helen of Troy L.P., Helen of Troy Limited, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008).

10.28†

Second Amendment to Employment Agreement between Helen of Troy Limited and Gerald J. Rubin, dated March 1, 1999 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2009).

10.29†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

10.30

Credit Agreement dated December 30, 2010, by and among Helen of Troy, L.P., Helen of Troy Limited, a Bermuda company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.31

Guaranty, dated December 31, 2010, made by Helen of Troy Limited, a Bermuda company, Helen of Troy Limited , a Barbados company, Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.32

Term Loan Credit Agreement, dated December 30, 2010, by and among Helen of Troy, L.P., Helen of Troy Limited, a Bermuda company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.33

Guaranty, dated December 31, 2010, made by Helen of Troy Limited, a Bermuda company, Helen of Troy Limited , a Barbados company, Hot Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Term Loan Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.34

Note Purchase Agreement, dated January 12, 2011, by and among Helen of Troy, L.P., Helen of Troy Limited, Helen of Troy Limited, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.35

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., Helen of Troy Limited, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.36†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

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