Form 10-K/A
period 2011-02-28
HELEN OF TROY LTD
filed 2011-06-27
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2010, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $638,203,000

As of June 24, 2011 there were 30,899,134 common shares, $.10 par value per share (“Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Helen of Troy Limited’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended February 28, 2011, originally filed on May 16, 2011 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended February 28, 2011.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.  In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Helen of Troy Limited and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “Common Stock.”

i

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The bye-laws of the Company state that the number of our Directors shall be established by the shareholders from time to time but shall not be less than two. The Company currently has eight members who serve on the Board of Directors of the Company (the “Board”).  Set forth below are descriptions of the business experience of our Board of Directors as well as their qualifications.  Under Mr. Rubin’s employment agreement, the Company agreed to use its best efforts to cause Mr. Rubin to be nominated for election to the Board of Directors and elected by the Board of Directors as Chairman of the Board.

GARY B. ABROMOVITZ, age 68, has been a Director of the Company since 1990.  He is Deputy Chairman of the Board, Lead Independent Director and Chairman of both the Compensation Committee and the Nominating Committee.  He also chairs the executive sessions of the independent Directors and serves as a member of the Audit Committee and the Corporate Governance Committee.  Mr. Abromovitz is an attorney and has acted as a consultant to several law firms in business related matters, including trade secrets, unfair competition and commercial litigation. He also has been active for more than thirty years in various real estate development and acquisition transactions involving industrial buildings, medical offices and commercial, residential and historic properties.  Mr. Abromovitz is a Director of CardioVascular BioTherapeutics, Inc., a biopharmaceutical company, where he serves as Lead Independent Director and Chairman of the Compensation, Audit and Corporate Governance Committees, as well as chairs the executive sessions of independent Directors.

Mr. Abromovitz possesses an in-depth knowledge of the history and operations of the Company and provides the Board with a significant leadership role as Deputy Chairman, as well as Chairman of the Compensation Committee and the Nominating Committee.  He also has a significant understanding of corporate governance and compensation guidelines, as well as experience managing board affairs. Further, Mr. Abromovitz’s background as an attorney and his practical business experience provides a unique perspective to the Board.

JOHN B. BUTTERWORTH, age 60, has been a Director of the Company since 2002. Mr. Butterworth is a Certified Public Accountant and a shareholder in the public accounting firm of Weatherley, Butterworth, Macias & Graves P.C. located in El Paso, Texas.  Mr. Butterworth has thirty-two years of certified public accounting experience and has been a member of the Company’s Audit Committee for the last nine years.

Mr. Butterworth has valuable accounting and tax expertise.  Additionally, Mr. Butterworth has gained a deep understanding of the Company’s business that enables him to provide significant insights regarding the Company’s financial and accounting related matters.  He brings strategic focus to our Board of Directors and has provided leadership and guidance that have helped drive the Company’s growth.

TIMOTHY F. MEEKER, age 64, has been a Director of the Company since 2004, and chairs the Corporate Governance Committee.  Since 2002, Mr. Meeker has served as President and principal in Meeker and Associates, a privately-held management consulting firm.  Mr. Meeker served as Senior Vice President, Sales & Customer Development for Bristol-Myers Squibb, a consumer products and pharmaceutical company, from 1996 through 2002.  From 1989 to 1996, Mr. Meeker served as Vice President of Sales for Bristol-Myers’ Clairol Division.

Mr. Meeker has over thirty-three years experience in the consumer products industry resulting in extensive general management experience with responsibilities for sales, distribution, finance, human resources, customer service and facilities.  In addition, he has a valued perspective on operational matters that is an asset to the Board of Directors.  Mr. Meeker has served as a chairman of the National Association of Chain Drug Stores advisory committee, which allows him to bring an extensive understanding of retail mass market sales and marketing to our Board of Directors.

GERALD J. RUBIN, age 67, co-founder of the Company, has been the Chairman of the Board, Chief Executive Officer and President of the Company since June 2000.  From 1984 to June 2000, Mr. Rubin was Chairman of the Board and Chief Executive Officer of the Company. Mr. Rubin has been a Director of the Company since 1968. Mr. Rubin also served on the Board of Directors of the El Paso Branch, Federal Reserve Bank of Dallas, Texas from March 2003 to December 2009, and now serves as an advisory Director to the Dallas Federal Reserve.  Mr. Rubin also is a member of the Board of Directors of the Paso del Norte Group, a local civic organization that promotes economic, social and cultural vitality in the region.  Gerald J. Rubin and Stanlee N. Rubin are married.

Since co-founding the Company in 1968, Mr. Rubin has served as the Company’s Senior Executive.  Mr. Rubin has a widely regarded business acumen and an intimate knowledge of virtually every aspect of the Company’s operations, its customers and the competitive landscape it operates within.  Additionally, Mr. Rubin has been instrumental in establishing the global scope of the Company’s operations, has significant acquisitions experience and provides significant leadership in establishing the strategic direction for the Company.

STANLEE N. RUBIN, age 67, a co-founder of the Company, has been a Director of the Company since 1990. Mrs. Rubin is active in civic and charitable organizations. She is a Partner for the Susan G. Komen Breast Cancer Foundation and founder of the Rubin Center for the Visual Arts at the University of Texas at El Paso.  Stanlee N. Rubin and Gerald J. Rubin are married.

Mrs. Rubin has extensive experience as a Board member and knowledge of the Company. Mrs. Rubin provides perspective on how to sustain the Company’s culture, with an emphasis on being a premier corporate citizen. She is well placed to help ensure the Company’s historical commitment to preserve the core values that have led to its success.

WILLIAM F. SUSETKA, age 58, has been a Director of the Company since 2009.  Mr. Susetka spent thirty years in marketing and senior management for Clairol, Inc. and Avon Products, Inc.  From 1999 to 2001, Mr. Susetka was President, Clairol U.S. Retail Division, with additional responsibility for worldwide research and development and manufacturing.  From 2002 through 2005, Mr. Susetka was President of Global Marketing at Avon Products, Inc. where he led worldwide marketing, advertising and research and development and served on Avon’s Executive Committee.  Prior to 2001, he held positions as President of the Clairol International Division and Vice President/General Manager for the Clairol Professional Products Division.  He served as a Board Member of the Cosmetics, Toiletry and Fragrance Association from 1999 to 2005 and as a member of the Avon Foundation Board from 2004 to 2005.  From October 2005 to January 2006, Mr. Susetka was Chief Operating Officer of Nice Pak Products, Inc., a manufacturer of consumer products that private labeled pre-moistened wipes and other antiseptic wipes.  From 2007 through May 2009, he served as Chief Marketing Officer for the LPGA (Ladies Professional Golf Association).  Mr. Susetka currently serves on the LPGA Board of Directors and was named Chairman of the Board in February, 2010.

Mr. Susetka provides a wealth of global consumer products industry experience and valuable insight to the Board of Directors.  Mr. Susetka is also instrumental in helping to monitor and adjust the strategic direction of Idelle Labs, the Company’s Grooming, Skin Care, and Hair Care Products division, and continues to provide related advice to senior management of the Company.

ADOLPHO R. TELLES, age 61, has been a Director of the Company since 2005 and chairs the Audit Committee. Mr. Telles is a Certified Public Accountant.  From December 2010 to April 2011, Mr. Telles served as President and Chief Executive Officer of Mount Franklin Foods, an international nut processing and candy manufacturing/packaging company. He served as Vice President of Finance and Chief Financial Officer of Mount Franklin Foods from February 2010 to November 2010. Additionally, since November 2003, Mr. Telles has been a business consultant providing advisory services in the area of corporate governance, internal auditing, and compliance with the Sarbanes Oxley Act of 2002.  Mr. Telles manages personal investments, including an operating company.   Mr. Telles is on the Texas Comptroller’s Advisory Board for the Texas Treasury Safekeeping Trust Company.  Previously, Mr. Telles was with the accounting firm of KPMG LLP, and its predecessors, for twenty-seven years, including over sixteen years as a partner.

Mr. Telles, during his tenure with KPMG, worked on numerous foreign work assignments which have provided him a valuable global operating perspective.  In addition, Mr. Telles has extensive experience with accounting principles, financial reporting rules and regulations, evaluation of financial results and generally overseeing the financial reporting processes of multi-national public companies from an independent auditor’s perspective.  These qualifications, together with his consulting and advisory experience with national and international companies makes him well suited to serve as Chairman of the Company’s Audit Committee.

DARREN G. WOODY, age 51, has been a Director of the Company since 2004.  Mr. Woody is President and Chief Executive Officer of C.F. Jordan Investments L.L.P. and C.F. Jordan Construction LLC, an investment entity and a construction firm with offices in Austin, Dallas, El Paso, Houston, and San Antonio, Texas and field operations throughout the United States. The firm specializes in military, commercial, multi-family and highway construction. He has served in this capacity since August of 2000. Previously, Mr. Woody was a partner in the law firm of Krafsur, Gordon, Mott, Davis and Woody P.C., where he specialized in real estate, business acquisitions and complex financing arrangements.

Mr. Woody brings a multi-disciplined perspective to our Board of Directors given his executive leadership and legal experience.  This background enables him to provide oversight with regard to many of the Company’s legal matters, significant transactional negotiations and the management of challenging complex projects.

Executive Officers

The executive officers of the Company are Gerald J. Rubin, Thomas J. Benson and Vincent D. Carson. Mr. Rubin is also a Director of the Company and his biography is included above under “Board of Directors.”

THOMAS J. BENSON, age 53, has been Senior Vice President and Chief Financial Officer of the Company since August 2003. Mr. Benson served as Chief Financial Officer of Elamex, S.A. de C.V., a provider of manufacturing and shelter services, from June 2002 to August 2003, and as Chief Financial Officer of Franklin Connections / Azar Nut Company, a manufacturer, packager and distributor of candy and nut products, from May 1994 to June 2002. He has served as an investments director in two private investment firms and spent seven years in public accounting. He received his B.S. from St. Mary’s College and his Masters Degree of Taxation from DePaul University.

VINCENT D. CARSON, age 51, joined the Company in November 2001. He served in the capacity of Vice President, General Counsel and Secretary from November 2001 to September 2010.  Since September 2010, he has served as Senior Vice President, General Counsel and Secretary of the Company.  Prior to joining the Company, Mr. Carson had a 16 year legal career in private practice in El Paso, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s Directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 28, 2011 (“fiscal 2011”), all Section 16(a) filing requirements applicable to the Directors, executive officers and greater than 10 percent shareholders were satisfied.

Code of Business Conduct and Ethics and Corporate Governance Policies

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

Audit Committee of the Board of Directors

Mr. Telles serves as Chairman of the Audit Committee of the Board of Directors of the Company (the “Audit Committee”).  Mr. Abromovitz and Mr. Butterworth also serve on the Audit Committee.  The Board of Directors has determined that each of the members of the Audit Committee is independent.  In addition, the Board of Directors determined that Mr. Telles qualifies as an “audit committee financial expert” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board of Directors also determined that all of the members of the Audit Committee meet the requirement of the NASDAQ listing standards that each member be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

ITEM 11.  EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) has reviewed and discussed with management the Compensation Discussion and Analysis for the fiscal year ended February 28, 2011 to be included in this report.  Based on its review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Members of the Compensation Committee:

Gary B. Abromovitz, Chairman
Timothy F. Meeker
William F. Susetka
Darren G. Woody

This Report of the Compensation Committee is not “soliciting material,” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, no executive officer of the Company served on the Compensation Committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this report, the following individuals are collectively referred to as the “named executive officers”:

•      Gerald J. Rubin, Chairman of the Board of Directors, Chief Executive Officer and President;

•      Thomas J. Benson, Senior Vice President and Chief Financial Officer; and

•      Vincent D. Carson, Senior Vice President, General Counsel and Secretary.

We sometimes refer to Messrs. Benson and Carson as “other named executive officers”.

Oversight of Our Executive Compensation Program

The Compensation Committee oversees the compensation of our named executive officers and is composed entirely of independent Directors as defined under the listing standards of NASDAQ.  The Compensation Committee is responsible for evaluating the Chief Executive Officer’s performance in light of the goals and objectives of the Company.  It also makes compensation recommendations with respect to our other executive officers, including approval of awards for incentive compensation and equity-based plans.  The Compensation Committee and the Corporate Governance Committee also assist the Board of Directors in developing succession planning for our executive officers.

Objectives of Our Compensation Program

Our compensation program is designed to attract, motivate and retain key employees and to align the long-term interests of the named executive officers with those of our shareholders.  The philosophy that the Compensation Committee uses to set executive compensation levels and structures is based on the following principles:

•      compensation for our executive officers should be linked to performance;

•      a higher percentage of compensation should be performance-based as an executive officer’s range of responsibility and ability to influence the Company’s results increase;

•      compensation should be competitive in relation to the marketplace; and

•      outstanding achievement should be recognized.

In addition, we believe that our compensation programs for executive officers should be appropriately tailored to encourage employees to grow our business, but not encourage them to do so in a way that poses unnecessary or excessive material risk to us.

The Role of Chief Executive Officer in Determining Executive Compensation

The Compensation Committee, working with the Chief Executive Officer, evaluates and approves all compensation regarding our named executive officers.  Our other named executive officers report directly to our Chief Executive Officer who supervises the day to day performance of those officers.  Accordingly, the Chief Executive Officer establishes the criteria and any targets used to determine bonuses, including each other named executive officer’s individual performance and Company-based performance factors, and makes recommendations to the Compensation Committee regarding salaries, bonuses and equity awards for the other named executive officers.  The Compensation Committee strongly considers the compensation recommendations and the performance evaluations of the Chief Executive Officer in making its decisions and any recommendations to the Board of Directors with respect to non-CEO compensation, incentive compensation plans and equity-based plans that are required to be submitted to the Board.  In deliberations or approvals regarding the compensation of the other named executive officers, the Compensation Committee may elect to invite the Chief Executive Officer to be present but not vote.  In any deliberations or approvals of the Compensation Committee regarding the Chief Executive Officer’s compensation, the Chief Executive Officer is not invited to be present.

Compensation Consultant and Other Advisers

The Compensation Committee has the exclusive authority to hire compensation, accounting, legal or other advisors.  In connection with any such hiring, the Compensation Committee can determine the scope of the consultant’s assignments and their fees.  The scope of a consultant’s services may include providing the Compensation Committee with data regarding compensation trends, assisting the Compensation Committee in the preparation of market surveys or tally sheets or otherwise helping it evaluate compensation decisions.  As discussed below, in fiscal 2011, the Compensation Committee retained Pearl Meyer & Partners as its independent compensation consultant and Gibson, Dunn & Crutcher LLP as its independent legal counsel.

Our Compensation Program for Our Chief Executive Officer

Mr. Rubin is the co-founder of the Company, and he served as President of the Company prior to our initial public offering in 1971.  Mr. Rubin served as President, Chief Executive Officer, and Chairman of the Board of Directors from 1971 to 1984, and from 1984 to June 2000, he served as Chief Executive Officer and Chairman of the Board of Directors.  Since June 2000, Mr. Rubin has served as Chief Executive Officer, Chairman of the Board of Directors and President of the Company.  Mr. Rubin sets the overall strategic vision for our Company, and oversees the senior management team and the Company’s growth and acquisition strategy.

Mr. Rubin’s compensation is governed by an employment agreement, which was entered into in 1999, and the Helen of Troy 1997 Cash Bonus Performance Plan, as amended (the “Bonus Plan”), in which the Chief Executive Officer is currently the only participant.  Because the Bonus Plan and the employment agreement dictate the terms of Mr. Rubin’s compensation, the Compensation Committee’s decisions regarding his compensation, other than any discretionary compensation, are limited by the terms of the agreement and the Bonus Plan.  Therefore, the Compensation Committee could not use benchmarking of peer companies in setting Mr. Rubin’s compensation for fiscal 2011.

Any bonus earned under the Bonus Plan is based on a pre-established performance target that has been approved by the Company’s shareholders.  At the 2003 annual general meeting, the shareholders approved an amendment to the Bonus Plan to change the performance targets from a pre-tax fixed percentage of earnings to a pre-tax percentage of earnings based on a graduating scale.  The performance targets provide that Mr. Rubin’s cash bonus increases or decreases as pre-tax earnings increase or decrease, respectively.  This provides Mr. Rubin with an incentive to work toward positive earnings performance and directly aligns his interests with those of our shareholders.  In connection with the amendment in 2003, Mr. Rubin agreed to a reduction in the number of stock options he would otherwise have been entitled to receive under his employment agreement.  Since 2003, Mr. Rubin has received no stock options or other equity awards as the shareholders have not approved an equity plan that would permit Mr. Rubin to participate or receive option grants.

Our Bonus Plan is designed to permit the Company to deduct, for federal income tax purposes, certain performance-based compensation over $1,000,000 paid to the Chief Executive Officer and certain other named executive officers under the Bonus Plan.  The earnings formula under the Bonus Plan constitutes a performance goal under Section 162(m) of the Code.  The Bonus Plan and the performance targets for the Chief Executive Officer under the Bonus Plan were originally approved by the shareholders of the Company at our 1997 annual general meeting.  The material terms of the pre-established performance goals for the awards under the Bonus Plan must be approved by the shareholders every five years in order for the Company to be eligible to deduct for tax purposes the incentive awards paid under the Bonus Plan.  The Company’s shareholders last approved the terms of the performance goals under the Bonus Plan at the 2008 annual general meeting.

In 2005, the Company and Mr. Rubin entered into an amendment to Mr. Rubin’s employment agreement reducing his employment term from five years to three years.  The Compensation Committee determined, and Mr. Rubin agreed, that the term reduction was in the best interests of our shareholders in order to effectively eliminate the tax “gross up” provision that otherwise would have been triggered in the event of a change in control of the Company.  By reducing the term of the employment agreement, the amendment also effectively reduced Mr. Rubin’s severance as a result of a termination following a change of control to a limit of 2.99 times his “base amount” as defined in Section 280G(b)(3) of the Code.  For a more detailed discussion of the existing terms of Mr. Rubin’s employment agreement and the Bonus Plan, see “Executive Compensation - Employment Contract for Chairman of the Board, Chief Executive Officer and President.”

The Compensation Committee is aware of the concerns that Institutional Shareholder Services Inc. has expressed with respect to Mr. Rubin’s compensation arrangements.  In response to these concerns, during fiscal 2011 the Compensation Committee hired an independent compensation consultant and independent legal counsel, as discussed above, to consider revisions to Mr. Rubin’s employment agreement.  The Compensation Committee currently is in discussions with Mr. Rubin to amend his employment agreement.

Elements of the Current Compensation Program for Our Chief Executive Officer

The principal current components of compensation for our Chief Executive Officer are:

•      base salary;

•      bonuses, including performance-based incentive bonuses;

•      perquisites and other personal benefits; and

•      post-termination benefits, including change of control benefits.

Mr. Rubin beneficially owns approximately 10.89 percent of the outstanding Common Stock (including his equity awards), which makes him the largest beneficial owner of the Company.  The Compensation Committee believes that Mr. Rubin’s significant beneficial ownership, including his equity awards, encourages a long-term focus on sustainable performance and helps to align Mr. Rubin’s interests with those of our shareholders.  Mr. Rubin has not received any equity awards pursuant to his employment agreement since 2003 and is not currently eligible to receive grants of stock options under any of the Company’s equity compensation plans, including the Helen of Troy Limited 2008 Stock Incentive Plan (the “2008 Stock Plan”).  Because Mr. Rubin is not eligible to participate in the 2008 Stock Plan, Mr. Rubin’s employment agreement provides that the Company use reasonable efforts to cause the Company’s shareholders to approve additional shares of Common Stock to enable the Company to grant options to Mr. Rubin as described in his employment agreement.  The Compensation Committee will not recommend, and the independent Directors will not support, any proposal to the shareholders for additional equity grants in the future if it provides guaranteed option awards and if it does not conform to performance guidelines of good pay practices with an emphasis on long-term shareholder value.  For more information regarding the 2008 Stock Plan and Mr. Rubin’s option holdings, see “Executive Compensation – Equity Compensation Plan Information” and “Executive Compensation - Outstanding Equity Awards at Fiscal Year-End 2011.”

The Compensation Committee reviews total compensation for the Chief Executive Officer annually and evaluates his performance.  Each year, the Compensation Committee also certifies that the amounts of any bonus payments under the Bonus Plan have been accurately determined and that the performance targets approved by the shareholders, and any other material terms previously established by the Compensation Committee, were in fact satisfied.  The Compensation Committee believes that performance-based cash compensation should constitute a substantial portion of our Chief Executive Officer’s total compensation.  As a result, the Chief Executive Officer’s base salary has historically represented a comparatively small percentage of the Chief Executive Officer’s total compensation.  In addition, the Chief Executive Officer’s base salary has historically been deducted from his performance-based incentive bonus when computing his total annual cash compensation.

Historically, Mr. Rubin’s total compensation has been primarily performance-based and tied directly to the profitability of the Company.  Although the annual performance target under the Bonus Plan has historically determined a large portion of Mr. Rubin’s compensation and could be viewed as encouraging a short-term focus at the expense of sustained performance, we believe that several factors mitigate this risk and align his interests with the long-term interests of the Company and our shareholders.  First, as the largest beneficial owner of Common Stock, the Compensation

Committee believes that Mr. Rubin has an incentive to maintain a long-term focus on sustainable performance.  Second, significant transactions that could influence short term performance, such as acquisitions, are reviewed and approved by the Board of Directors.  Finally, Mr. Rubin shares directly in the risk in any negative impact of underperforming strategic transactions because it reduces his compensation under the performance target of the Bonus Plan.

Base Salary of Our Chief Executive Officer

We provide our named executive officers and other employees with a base salary to provide a fixed amount of compensation for regular services rendered during the fiscal year.  Mr. Rubin’s employment agreement sets his base salary at $600,000 per year.

Performance-Based Incentive Bonuses for Our Chief Executive Officer

The Compensation Committee believes that performance-based awards align our executives’ interests with our annual corporate goals.  The Compensation Committee believes, however, that a significant portion of performance-based compensation at the Chief Executive Officer level is important to the success of the Company and to provide a form of incentive based compensation to Mr. Rubin.

Under the Bonus Plan, Mr. Rubin’s incentive compensation will fluctuate depending on the Company’s financial performance.  Mr. Rubin’s incentive bonus under the Bonus Plan currently is capped at $15,000,000 in any one fiscal year.  During fiscal 2011, Mr. Rubin was entitled to receive an annual cash incentive bonus based upon a graduated percentage ranging from 5 percent to 10 percent of the annual earnings of the Company as defined under the Bonus Plan less his base salary.  For fiscal 2011, annual earnings for the Company as computed under the Bonus Plan were approximately $111.7 million.  For more information regarding the Bonus Plan, see “Executive Compensation – Employment Contract for Chairman of the Board, Chief Executive Officer and President.”

In addition to any bonus paid under the Bonus Plan, the Compensation Committee has the authority to recommend to the Board of Directors that a discretionary bonus be awarded to Mr. Rubin.  The committee evaluates Mr. Rubin’s performance on an annual basis and reserves such discretionary bonus awards for extraordinary performance or achievement.  The Compensation Committee did not recommend a discretionary bonus for the fiscal year ended February 28, 2011.

Perquisites and Other Personal Benefits Provided to Our Chief Executive Officer

In fiscal 2011, the Company provided our Chief Executive Officer with limited perquisites and other personal benefits.  The Company is required to provide most of these benefits pursuant to the terms of Mr. Rubin’s employment agreement.  The perquisites currently available to Mr. Rubin according to his employment agreement include an automobile and a driver, all expenses of operating, maintaining and insuring the automobile, legal assistance, financial planning and tax return preparation up to $10,000 per year, reimbursement for certain medical care for himself and his wife, disability insurance coverage and certain life insurance coverage.  In fiscal 2011, with approval from the Board of Directors, Mr. Rubin was reimbursed for a total of $19,633 in personal legal fees incurred in connection with the review and evaluation of certain proposed amendments to his employment agreement.  However, in fiscal 2011, Mr. Rubin did not request a driver for his automobile or medical care reimbursement or reimbursement for tax preparation fees.  Additionally, in May 2009, Mr. Rubin’s individual disability insurance policy expired and was not renewed.  For more information regarding the perquisites provided under Mr. Rubin’s employment agreement, see “Executive Compensation – Employment Contract for Chairman of the Board, Chief Executive Officer and President.”

Mr. Rubin’s employment agreement also provides that the Company must pay or reimburse Mr. Rubin for reasonable travel and other expenses incurred by him in performing his obligations under his employment agreement, including certain travel expenses incurred by his spouse, and any taxes incurred by him with respect to these payments.  During fiscal 2011, there were no payments that resulted in reimbursable tax expense.

The Company also provides other benefits to Mr. Rubin, such as participation in a 401(k) plan, including matching contributions, group medical, group life and group dental insurance, as well as vacation and paid holidays.  These benefits are available to all our employees, including each named executive officer, and we believe they are comparable to those provided at other companies.

Potential Post-Termination Benefits for our Chief Executive Officer

Change in Control

Mr. Rubin’s employment agreement provides that the Company must make certain payments to him if his employment is terminated as a result of a change in control (as defined in the employment agreement).  Under Mr. Rubin’s employment agreement, he will receive the benefits provided under the agreement if his employment is terminated other than for cause (as defined in the agreement) after a change in control or if he elects to terminate his employment within six months after a change in control for good reason (as defined in the employment agreement).  These benefits are more fully described under “Executive Compensation - Employment Contract for Chairman of the Board, Chief Executive Officer and President” and “Executive Compensation – Potential Payments Upon Termination or Change of Control.”

The change in control provisions of Mr. Rubin’s employment agreement are intended to ensure that we will retain the benefit of Mr. Rubin’s services without distraction in the face of a potential change in control and that Mr. Rubin will evaluate potential transactions on an objective basis.  The change in control provisions set forth in Mr. Rubin’s employment agreement may not be modified by the Compensation Committee without obtaining Mr. Rubin’s approval.

Severance

The employment agreement of the Chief Executive Officer provides that, if his employment is terminated by the Company without “cause” or if he terminates his employment for “good reason” (as those terms are defined in his employment agreement) or as a result of a “change in control”, then for the three years following any such event, he will be entitled to, among other things, monthly payments of his base salary and annual bonus payments equal to highest annual bonus paid to him in the preceding three years.  Our Chief Executive Officer will also be entitled to receive certain benefits following a termination of his employment by reason of death or disability.  These benefits are more fully described under “Executive Compensation - Executive Compensation Employment Contract for Chairman of the Board, Chief Executive Officer and President” and “Executive Compensation – Potential Payments upon Termination or Change in Control.”  The employment agreement also provides for the immediate vesting of all options granted to Mr. Rubin if his employment is terminated by the Company without “cause,” if he terminates his employment for “good reason,” including in the event of a change of control, or if his employment is terminated for death or disability.  As of the end of fiscal 2011, all of Mr. Rubin’s options were fully vested.  See “Executive Compensation - Outstanding Equity Awards At Fiscal Year-End 2011.”

The Company’s Compensation Program for Other Named Executive Officers

The Company’s other named executive officers are not party to employment agreements.  As a result, their compensation is reviewed and determined by the Compensation Committee on an annual basis.  The Compensation Committee may also review a named executive officer’s compensation if that executive officer is promoted or experiences a change in responsibilities.

Our other named executive officers report directly to our Chief Executive Officer who supervises the day to day performance of those officers.  Our Chief Executive Officer annually reviews our executive compensation program (other than for himself) and makes compensation recommendations to the Compensation Committee.  The Compensation Committee strongly considers the recommendations of the Chief Executive Officer in making its decisions and any recommendations to the Board of Directors with respect to non-CEO compensation, incentive compensation plans and equity-based plans that are required to be submitted to the Board.  The Compensation Committee has engaged Equilar in order to gain access to its compensation database and uses the database in order to assist the Compensation Committee in evaluating compensation trends and market practice for the non-CEO named executive officers.

Elements of Our Compensation Program for Our Other Named Executive Officers

The principal components of compensation for our other named executive officers are:

Base salary;

Bonuses, including performance-based incentive bonuses;

Long-term equity compensation; and

Other personal benefits.

The Company has no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Compensation Committee reviews the performance of the Company and the individuals and determines the appropriate level and mix of compensation elements.

Base Salary of Our Other Named Executive Officers

The Company provides our other named executive officers with a base salary to provide a fixed amount of compensation for regular services rendered during the fiscal year.  In setting or increasing base salaries, the Compensation Committee strongly considers the recommendations made by our Chief Executive Officer.  In addition, the committee considers each executive’s job responsibilities, qualifications, experience, performance history and length of service with the Company and comparable salaries paid by our competitors.  The Compensation Committee may, in its discretion, increase the base salary of other named executive officers based on that named executive officer’s performance.  No increase in base salary of either of the other named executive officer was made in fiscal 2011 other than Mr. Carson.  The Chief Executive Officer recommended, and the Compensation Committee approved, an annual base salary increase of $25,000 to Mr. Carson to make his base salary more competitive and to recognize his promotion to Senior Vice President during fiscal 2011.  In establishing the base salary of Mr. Carson, the Compensation Committee reviewed and evaluated a survey of compensation of general counsel published by the National Association of Corporate Directors.

Annual Incentive Bonuses for Our Other Named Executive Officers

Performance-based awards are intended to align executives’ interests with our annual corporate goals.  Annual incentive bonuses take into account both individual and corporate performance, including the Company’s earnings.  While the amount of funds available for distribution as bonuses varies with Company earnings, the actual amount that may be distributed is subjectively determined each year considering recommendations made by our Chief Executive Officer and reviewed by the Compensation Committee.

For fiscal 2011, the Chief Executive Officer established an annual incentive target for each of Messrs. Benson and Carson, which is expressed as a percentage of the executive’s base salary paid during fiscal 2011.  For fiscal 2011, the annual incentive target was set at 30% for Messrs. Benson and Carson.  As a result, Mr. Benson was eligible to receive up to $123,000 related to this bonus, and Mr. Carson was eligible to receive up to $78,750.  After the end of fiscal 2011, the Chief Executive Officer reviewed the Company’s financial results and condition and the executive officer’s individual performance for fiscal 2011.  No specific weights were applied to any factor.  The Chief Executive Officer noted that the Company performed admirably in fiscal 2011, despite a challenging environment. This was evidenced by, among other things, sales of $777.0 million, operating income before impairments of $113.9 million and cash flows from operations of $87.4 million.  As a result of this analysis and considering the individual performance of these executive officers, the annual incentive award percentage payout for Messrs. Benson and Carson was 100% of their target annual incentive opportunity.  These bonuses were reviewed and approved by the Compensation Committee.

The remainder of Messrs. Benson’s and Carson’s bonus for fiscal 2011 was determined at the discretion of the Chief Executive Officer in recognition of the significant efforts of Messrs. Benson and Carson in connection with the Company’s acquisition of Kaz, Inc. that closed December 2010.  As a result of the substantial work performed by Messrs. Benson and Carson that helped lead to a successful closing of the acquisition, Mr. Benson and Mr. Carson each received a $150,000 bonus for fiscal 2011.  These bonuses were reviewed and approved by the Compensation Committee.

Although these incentive bonuses are primarily based on individual and corporate performance, in some circumstances the Compensation Committee may provide additional discretionary bonus awards.  The Compensation Committee believes that discretionary bonuses, where warranted, can be effective in motivating, rewarding and retaining our executive officers.  No additional discretionary bonus was given to the other named executive officer for fiscal 2011 other than a holiday bonus equal to two weeks of base salary totaling $15,769 for Mr. Benson and $10,577 for Mr. Carson.

Long-Term Equity Compensation for Our Other Named Executive Officers

The 1998 Stock Option and Restricted Stock Plan expired by its own terms on August 25, 2008.  At the 2008 annual general meeting of shareholders, the Company’s shareholders approved the 2008 Stock Plan, which the Company intends to use to grant equity awards to its named executive officers, other than our Chief Executive Officer, and to key employees.  Equity-based compensation and ownership give these individuals a continuing stake in the long-term success of the Company, and the delayed vesting of stock options helps to encourage retention.  The Compensation Committee and the Board of Directors believe that the executive officers and key employees of the Company should be rewarded for earnings performance that may result from their efforts and believe this should be accomplished, in part, by awarding equity compensation to these individuals, which increase their stake in the Company’s long-term success and further align their interests with those of shareholders.  For more information regarding the Company’s long term equity compensation, see “Executive Compensation – Equity Compensation Plan Information.”

At the 2008 annual general meeting of shareholders, the Company’s shareholders also approved the 2008 Employee Stock Purchase Plan (the “2008 ESPP”).  Prior to the approval of the 2008 ESPP, the Company maintained the 1998 Employee Stock Purchase Plan, which terminated by its own terms on July 17, 2008.  All employees that own less than five percent of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries are eligible to participate in the 2008 ESPP, including the named executive officers.  During fiscal 2011, Thomas J. Benson, one of our named executive officers, participated in the 2008 ESPP.  Under the plan, employees are entitled to purchase shares of the Company’s Common Stock at a discount to market value.  The purchase price is 85 percent of the closing sale price of the Common Stock on NASDAQ on either the first day or last day of each option period, whichever is less.  As of February 28, 2011, 281,137 shares remain available for issuance under the 2008 ESPP.  For an additional discussion of the material terms of the 2008 ESPP, see “Executive Compensation – Equity Compensation Plan Information - Employee Stock Purchase Plan.”

Other Personal Benefits Provided for Our Other Named Executive Officers

We provide other benefits to the named executive officers, such as participation in a 401(k) plan, including matching contributions, group medical, group life and group dental insurance, as well as vacation and paid holidays.  These benefits are available to all our employees, including each named executive officer, and we believe they are comparable to those provided at other companies.

Option Grant Practices

Grants of stock options are made without regard to anticipated earnings or other material announcements by the Company.  Under the 2008 Stock Plan, the exercise price of stock options granted under the plan may not be less than the closing price of our common shares on NASDAQ on the date of the grant.  The vesting period of options for other named executive officers has historically been over a five year period at the graduated rate per year of 10, 15, 20, 25 and 30 percent.  The Compensation Committee believes that these vesting terms encourage retention of our executive officers.  The Compensation Committee may, however, adjust the vesting of options as it deems necessary under the circumstances.  Our Board of Directors normally determines any annual grants of stock options to other named executive officers and employees on the next business day following the filing of the Company’s annual report on Form 10-K.

Tax Implications of Executive Compensation

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that a company may deduct in any one year with respect to its principal executive officer and each of its other three most highly paid executive officers other than the Chief Financial Officer.  There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements.  Annual cash incentive compensation and stock option awards are generally forms of performance-based compensation that meet those requirements and, as such, are fully deductible.

Grants of stock options to our named executive officers under our 2008 Plan are intended to comply with Section 162(m) for treatment as performance-based compensation.  Therefore, we expect to deduct compensation of our named executive officers related to compensation under each of these plans.

The incentive cash bonus payments to our Chief Executive Officer under the Bonus Plan are designed to comply with Section 162(m) for treatment as performance based compensation.  Section 162(m) allows companies to deduct, for federal income tax purposes, certain performance-based compensation over $1,000,000.  The material terms of the pre-established performance goals for the awards under the Bonus Plan must be approved by the shareholders every five years in order for the Company to be eligible to deduct for tax purposes the incentive awards paid under the Bonus Plan.  The Company’s shareholders last approved the terms of the performance goals under the Bonus Plan at the 2008 annual general meeting.

The Compensation Committee has considered and will continue to consider tax deductibility in structuring compensation arrangements.  However, the Compensation Committee retains discretion to establish executive compensation arrangements that it believes are consistent with the principles described earlier and in the best interests of our Company and its shareholders, even if those arrangements may not be fully deductible under Section 162(m).

EXECUTIVE COMPENSATION

The following table sets forth the summary of compensation earned during fiscal 2009 through fiscal 2011 by the Company’s Chief Executive Officer, Chief Financial Officer and one other executive officer whose total compensation exceeded $100,000 and who was serving as an executive officer at the end of the fiscal 2011 (such persons referred to collectively, as the “named executive officers”).

Summary Compensation Table

				Option	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Total
Name and principal position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Gerald J. Rubin	2011	600,000	10,569,299	-	104,638	11,273,937
Chairman, Chief Executive	2010	600,000	8,213,019	-	92,730	8,905,749
Officer, and President	2009	600,000	-	-	87,160	687,160

Thomas J. Benson	2011	410,000	288,769	-	11,325	710,094
Senior Vice President	2010	410,000	115,769	38,250	1,242	565,261
and Chief Financial Officer	2009	410,000	1,500	47,070	8,142	466,712

Vincent D. Carson	2011	262,500	239,327	-	10,425	512,252
Senior Vice President, General	2010	250,000	74,615	38,250	882	363,747
Counsel and Secretary	2009	250,000	1,500	70,605	7,710	329,815

(1)	Mr. Rubin’s bonuses were calculated and awarded pursuant to the Company’s 1997 Cash Bonus Performance Plan, as amended (the “Bonus Plan”).

(2)

These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, as required under SEC rules. Further information regarding the awards is included in “Outstanding Equity Awards at Fiscal Year-End 2011” in this Item 11 and “Equity Compensation Plan Information” in Item 12 of this Amendment. Assumptions used in the calculation of the grant date fair value of these options are discussed in Note (14) to the Company’s audited financial statements for the fiscal year ended February 28, 2011, included in the Original Filing.

(3)

This column reports all other compensation for the covered fiscal year that the Company could not properly report in any other column of the Summary Compensation Table. Details regarding the amounts in this column for fiscal 2011 are provided in the table entitled “All Other Compensation for Fiscal Year 2011” set forth on the following page.

In fiscal 2011, the following compensation was paid to our named executive officers, which comprises “All Other Compensation”:

All Other Compensation for Fiscal Year 2011

					Life
		Group Life	Auto	Legal	Insurance
	401(k) Plan	Insurance	Lease	Fees	Benefit	Total
Name	($)	($)	($)	($)	($)(1)	($)
Gerald J. Rubin	11,350	4,191	18,586	19,633	50,878	104,638

Thomas J. Benson	10,083	1,242	-	-	-	11,325

Vincent D. Carson	9,183	1,242	-	-	-	10,425

(1)                                  Includes amounts attributable to the economic benefit received for executive and survivorship life insurance policies.  The economic benefit of such policies totaled $50,878 in fiscal 2011.  For fiscal 2011, the Board of Directors directed that premium payments in the total amount of $355,542 be made towards the next year’s premiums.

The following table sets forth certain information with respect to outstanding equity awards at February 28, 2011 with respect to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2011

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexerciseable	($)	Date (1)
Gerald J. Rubin (2)	250,000	-	13.03	5/31/12
	250,000	-	11.84	8/31/12
	250,000	-	10.08	11/30/12
	250,000	-	13.13	2/28/13
	250,000	-	14.94	5/31/13
	250,000	-	21.47	8/31/13
	125,000	-	22.81	11/30/13
Thomas J. Benson	50	-	21.21	8/22/13
	4,125	-	18.00	11/25/15
	3,375	4,125 (3)	26.14	5/15/17
	1,250	3,750 (3)	22.46	8/19/18
	500	4,500 (3)	18.80	5/15/19
Vincent D. Carson	5,000	-	14.02	11/1/12
	5,000	-	23.38	12/1/13
	4,000	-	18.00	11/25/15
	1,875	5,625 (4)	22.46	8/19/18
	500	4,500 (4)	18.80	5/15/19

(1)                                  All options listed in this table have an expiration date ten years from the date of grant.

(2)                                  Mr. Rubin’s stock options are 100 percent vested.

(3)                                  Mr. Benson’s options were granted with original vesting terms over a five year period at the graduated rate per year of 10, 15, 20, 25 and 30 percent.

(4)                                  Mr. Carson’s options were granted with original vesting terms over a five year period at the graduated rate per year of 10, 15, 20, 25 and 30 percent.

The following table provides information on all exercises of stock options by our named executive officers during fiscal 2011:

Option Exercises

	Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)
Thomas J. Benson	60,208	457,849

Vincent D. Carson	10,000	202,950

EMPLOYMENT CONTRACT FOR CHAIRMAN OF THE BOARD,

CHIEF EXECUTIVE OFFICER AND PRESIDENT

Mr. Rubin’s compensation is governed by an employment agreement, which was entered into in 1999, and his participation in the Bonus Plan.  Because the Bonus Plan and the employment agreement dictate the terms of Mr. Rubin’s compensation, the Compensation Committee’s decisions regarding his compensation, other than any discretionary compensation, are limited by the terms of the agreement and the plan.

Mr. Rubin serves as the Company’s Chief Executive Officer pursuant to his employment agreement which provides for an annual base salary of $600,000.  Mr. Rubin is eligible to receive an annual cash bonus payable in accordance with the Bonus Plan. The term of Mr. Rubin’s employment agreement is three years and automatically renews daily for a three year term.

The annual cash bonus under the Bonus Plan to Mr. Rubin is payable based on the earnings achieved by the Company in any applicable fiscal year according to the following scale:

Amount Of Bonus Payable As A	Amount Of Earnings (“ECO”) Achieved By
Percent Of Earnings (“ECO”)	The Company In The Applicable Fiscal Year
5%	$	- 0 -	to	$30,000,000
6%		$30,000,001	to	$40,000,000
7%		$40,000,001	to	$50,000,000
8%		$50,000,001	to	$60,000,000
9%		$60,000,001	to	$70,000,000
10%		$70,000,001	or more

For the purposes of the bonus calculation, “earnings”, also referred to as “ECO” (as defined in the Bonus Plan), means the sum of the consolidated income from continuing operations before giving effect to Mr. Rubin’s bonus and all income taxes of the Company and its subsidiaries, minus extraordinary income, plus extraordinary expenses, minus capital gains, and plus capital losses. All components of the calculation are required to be determined in accordance with accounting principles generally accepted in the United States. The base salary paid to Mr. Rubin in the fiscal year then reduces the amount of the incentive bonus calculated above.

On February 14, 2011, the Compensation Committee approved an amendment to the Bonus Plan. The Bonus Performance Plan was amended to provide that (1) with respect to the performance period for the Company’s fiscal year ending February 28, 2011, for the purpose of computing the bonus payable to the Company’s chief executive officer under the provisions of the plan, ECO, to the extent attributed to Kaz Inc. and its subsidiaries for the performance period was reduced by the lesser of $1,666,667 or an amount equal to the ECO of Kaz Inc. and its subsidiaries for the period beginning January 1, 2011 through and including February 28, 2011, and (2) beginning with the performance period for the Company’s fiscal year ending February 29, 2012 and for each performance period thereafter, ECO will be reduced by $10 million for the purpose of computing the bonus payable to the Company’s chief executive officer under the provisions thereof.  Mr. Rubin’s incentive bonus for any fiscal year cannot exceed $15,000,000.  For fiscal 2011, Mr. Rubin received an annual cash bonus of $10,569,299.

Shareholder approval of the material terms of the Bonus Plan permits the Company to deduct, for federal income tax purposes, certain performance-based compensation over $1,000,000 paid to the Chief Executive Officer and certain other named executive officers under the Bonus Plan. The material terms of the pre-established performance goals for the awards under the Bonus Plan must be approved by the shareholders every five years in order to permit the Company to continue to deduct fully for tax purposes the incentive awards paid under the Bonus Plan.  At the Company’s 2008 annual general meeting of shareholders in August 2008, the Company’s shareholders approved the terms of the performance goals under the Bonus Plan.  The Company’s shareholders also approved amendments to the Bonus Plan to correct certain clerical errors and to clarify the timing of payments under the Bonus Plan in compliance with the requirements of Section 409A of the Code.  In December 2008, the Compensation Committee approved and the Company and Mr. Rubin executed an amendment to Mr. Rubin’s employment agreement, effective as of December 30, 2008.  The intent of the amendment was to make the provisions of Mr. Rubin’s employment agreement comply with the applicable requirements of Sections 409A and 457A of the Code.

Mr. Rubin has not received any equity awards pursuant to his employment agreement since 2003 and is not presently eligible to receive grants of stock options under any of the Company’s equity compensation plans, including the Helen of Troy Limited 2008 Stock Incentive Plan (the “2008 Stock Plan”).  While the terms of his employment agreement state that Mr. Rubin is entitled to receive immediately vested options to purchase 125,000 shares of Common Stock on the last business day of each of the Company’s fiscal quarters (or options to purchase a total of 500,000 shares of Common Stock each year), no such options are required to be granted if there is insufficient availability for such grants under the Company’s equity compensation plans.   Mr. Rubin is not eligible to participate in the 2008 Stock Plan; consequently, he is not presently entitled to receive options under his employment agreement.  Mr. Rubin’s employment agreement provides that the Company use reasonable efforts to cause the Company’s shareholders to approve additional shares of Common Stock to enable the Company to grant options to Mr. Rubin as described in his employment agreement.  The Compensation Committee will not support any proposal to the shareholders for additional equity grants in the future if it provides guaranteed option awards and if it does not conform to performance guidelines of good pay practices with an emphasis on long-term shareholder value.

The Company provides Mr. Rubin with certain perquisites and other personal benefits. The Company is required to provide most of these benefits pursuant to the terms of Mr. Rubin’s employment agreement. The perquisites provided to Mr. Rubin according to his employment agreement include the following:

•

Automobile. The Company provides Mr. Rubin with an automobile. All expenses of operating, maintaining, and insuring the automobile are paid by the Company. Mr. Rubin is also entitled to have a driver at the Company’s expense, but in fiscal 2011 he did not request this perquisite.

•

Legal Assistance, Financial Planning, and Tax Return Preparation. The Company has agreed to pay for, or reimburse Mr. Rubin for, up to $10,000 per year for expenses incurred in connection with his obtaining routine legal assistance, financial planning and tax return preparation. In fiscal 2011, with approval from the Board of Directors, Mr. Rubin was reimbursed for a total of $19,633 in personal legal fees incurred in connection with the review and evaluation of certain proposed amendments to his employment agreement.

•

Medical Care Reimbursement. Mr. Rubin is entitled to reimbursement for medical care for himself and his wife, to the extent those expenses are not reimbursed by insurance. In fiscal 2011, Mr. Rubin did not request this perquisite.

•

Disability Insurance. Since Mr. Rubin reached age 65 during fiscal 2009, the Company no longer provides supplemental disability insurance, as it had previously. Mr. Rubin is also covered by our group disability insurance policy, which is generally available to all our employees.

•

Life Insurance. Prior to fiscal 2002, the Company paid premiums on an executive universal life insurance policy on the life of Mr. Rubin in the initial insured amount of $5,000,000. In June 2000, the Company and Mr. Rubin entered into a split-dollar agreement, pursuant to which the Company is entitled to reimbursement for all premiums it has paid on the policy out of any death benefits paid on the life of Mr. Rubin. No premiums have been paid on the policy since fiscal 2002. As of February 28, 2011, the total aggregate death benefit under the policy was $5,132,765, the aggregate cash surrender value of the policy was $132,765, and the aggregate premiums paid by the Company since inception of the policy was $922,774.

Prior to July 2003, the Company also had paid premiums for survivorship life insurance policies on the lives of Mr. and Mrs. Rubin in the initial aggregate insured amount of $29,000,000. The Company and a trust established for the benefit of Mr. and Mrs. Rubin, which was the owner of the life insurance policies (the “Trust”), entered into a split-dollar insurance agreement in March 1994 whereby the Trust agreed to repay the Company all of the premiums paid under the policies from the proceeds of the policies. The Trust owned the policies and collaterally assigned the proceeds from these policies as collateral for the obligation to repay the aggregate premiums paid by the Company under these policies. In July 2003, the Trust and the Company entered into a split-dollar life insurance agreement under which the Trust transferred ownership of the policies to the Company. Upon the death of the second to die of Mr. and Mrs. Rubin, the Company will receive the cash surrender value of the policies, and the Trust will receive the balance of the proceeds. The Company will also be entitled to the cash surrender value of the policies if the policies are cancelled. The Board of Directors decides annually whether to pay annual premiums on the policies.  During fiscal 2011, the Board of Directors decided to make payments of $355,542 toward the next year’s premiums. As of February 28, 2011, the total aggregate death benefit of the policies was $33,006,082, the aggregate cash surrender value of the policies was $8,521,872, and the aggregate premiums paid by the Company since inception of the policies was $6,238,128.

The Company also provides other benefits to Mr. Rubin, such as a 401(k) plan (including matching contributions), group medical, group life and group dental insurance, as well as vacation and paid holidays. These benefits are available to all our employees, including each named executive officer, and we believe they are comparable to those provided at other companies.

Mr. Rubin’s employment agreement provides that the Company must pay or reimburse Mr. Rubin for reasonable travel and other expenses incurred by him in performing his obligations under his employment agreement, including travel expenses incurred by his spouse if she travels with him while he performs his obligations under the employment agreement.  Under the employment agreement, the Company will also reimburse Mr. Rubin for any taxes incurred by him with respect to these payments.

If Mr. Rubin’s employment with the Company is terminated by an occurrence other than death, disability, voluntary termination or for cause, he will receive the following:

•

payments, each in an amount equal to his monthly rate of basic compensation, that would otherwise have been payable to him if he had continued in the employ of the Company until the employment contract would have expired but for said occurrence; and

•

payments, payable annually after the close of each of the next three fiscal years of the Company, each in an amount equal to the highest annual incentive compensation and bonus award made to Mr. Rubin with respect to the Company’s most recent three fiscal years ending prior to the date of termination.

If any of these payments are payable during the six month period following Mr. Rubin’s separation from service then that amount will be paid in a single lump sum payment on the earlier to occur of Mr. Rubin’s death or the first day of the seventh month following Mr. Rubin’s separation from service.

Under Mr. Rubin’s employment agreement, if Mr. Rubin’s employment is terminated by an occurrence other than by death, disability, voluntary termination or cause, Mr. Rubin will also receive: (1) all amounts earned, accrued or owing but not yet paid to him, (2) immediate vesting of all options granted to him, (3) removal of all restrictions on restricted stock awarded to him and immediate vesting of the rights to such stock, if any, (4) medical benefits for him and his wife for life and (5) paid premiums of his life insurance policies, as required under his employment agreement.  At June 24, 2011, Mr. Rubin did not own any restricted stock or options that were not already vested. Mr. Rubin will also continue to participate in all employee benefits plans, programs or arrangements available to Company executives in which he was participating on the date of termination until the date the employment agreement would have expired but for said occurrence or, if earlier, until he receives equivalent benefits and coverage by another employer.

Under the terms of Mr. Rubin’s employment agreement, Mr. Rubin may elect to terminate his employment for good reason (as defined in the employment agreement) within six months of a change of control (as defined in the employment agreement).  In the event that Mr. Rubin elects to terminate his employment in that circumstance, he will be entitled to receive the same payments as he would have been entitled to receive had his employment terminated by an occurrence other than by death, disability, voluntary termination or cause in accordance with the same payment terms.  In no event will these severance payments to Mr. Rubin exceed 2.99 times his base amount, as defined in Section 280G of the Code.

EQUITY COMPENSATION PLAN INFORMATION

1998 Stock Option and Restricted Stock Plan

The 1998 Stock Option and Restricted Stock Plan (the “1998 Plan”) was approved by the Company’s shareholders at the 1998 annual general meeting.  The purpose of the 1998 Plan is (1) to offer selected employees of the Company or its subsidiaries an equity ownership interest in the financial success of the Company, (2) to provide the Company an opportunity to attract and retain the best available personnel for positions of substantial responsibility and (3) to encourage equity participation in the Company by eligible participants.  The Compensation Committee and the Board of Directors believe that the executive officers and key employees of the Company should be rewarded for earnings performance that may result from their efforts and believes this is best accomplished by awarding equity compensation to these individuals.  Mr. Rubin has not received any grants of equity awards under the 1998 Plan since 2003. The 1998 Plan expired by its own terms on August 25, 2008.

The Compensation Committee administers the 1998 Plan. Under the 1998 Plan, the Compensation Committee could grant incentive stock options, non-qualified options and restricted stock to our named executive officers, other than our Chief Executive Officer, and to other employees.  The number and the nature of equity awards granted to each eligible employee were determined on a discretionary rather than formula basis by the Compensation Committee with the recommendation of the Chief Executive Officer.  The exercise price for any option granted under the 1998 Plan was at a price that the committee may determine, but could not be less than the average of the highest and lowest sale price of our Common Stock on NASDAQ on the date of the grant.  Any award granted under the 1998 Plan is exercisable or vests at such times, under such conditions and in such amounts and during such period or periods as the Compensation Committee determines on the date the award is granted.

Holders of stock option awards remaining under the 1998 Plan may exercise their options at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant. Awards are generally not transferable by the recipient during the recipient’s life.  Awards granted under the plan were evidenced by either an agreement that was signed by us and the recipient or a confirming memorandum issued by us to the recipient setting forth the terms and conditions of the awards. Award recipients and beneficiaries of award recipients have no right, title or interest in or to any shares subject to any award or to any rights as a shareholder, unless and until shares are actually issued to the recipient.

According to the terms of the 1998 Plan, any unvested options immediately vest upon death, disability or a change in control (as defined in the 1998 Plan) of the Company. In addition, if a participant’s employment with the Company is terminated, any exercisable options held by that employee may be exercised for a period of:

•      for both incentive stock options (“ISO’s”) and nonstatutory options (“NSO’s”), up to twelve months if the termination of employment was due to the employee’s death or disability;

•      for ISO’s, up to ninety days, where the employee is terminated without cause;

•      for NSO’s, up to six months, where the employee is terminated without cause; or

•      up to thirty days, if the termination of employment was for any other reason.

The 1998 Plan requires participants to comply with specified confidentiality and non-competition provisions.  If the participant violates these provisions, then the participant may be required to forfeit his or her rights and benefits under the 1998 Plan, return to the Company any unexercised options, forfeit the rights under any awards of restricted stock and return any shares held by the participant received upon exercise of any option or the lapse of restrictions relating to restricted stock.

2008 Stock Plan

The Company’s shareholders approved the 2008 Stock Plan at the 2008 annual general meeting of shareholders. The purpose of the 2008 Stock Plan is to (1) aid the Company and its subsidiaries and affiliates in attracting, securing and retaining employees of outstanding ability, (2) attract consultants to provide services to the Company and its subsidiaries and affiliates, as needed, and (3) motivate such persons to exert their best efforts on behalf of the Company and its subsidiaries and its affiliates by providing incentives through the granting of awards.

The 2008 Stock Plan is administered by the Compensation Committee of the Board of Directors.  The 2008 Stock Plan permits the granting of stock options, including ISO’s and NSO’s, unrestricted shares of Common Stock, stock appreciation rights (“SAR’s”), restricted stock, restricted stock units and other stock-based awards.  Currently, the maximum number of shares reserved for issuance under the 2008 Stock Plan is 750,000 shares and the maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant is limited, in the aggregate, to 250,000 shares. As of May 31, 2011, options to purchase 139,825 shares remain available for future issue under the 2008 Stock Plan.  The plan will expire by its terms on August 19, 2018. The 2008 Stock Plan provides that if the Chief Executive Officer of the Company is a member of the Board of Directors, the Board of Directors may, upon recommendation of the Compensation Committee, authorize him or her to grant awards of up to an aggregate of 350,000 shares of Common Stock (subject to adjustment in certain circumstances), provided that any such grants will be subject to the terms and conditions of the Board authorization and that the Chief Executive Officer must notify the Compensation Committee of any such grants.

Currently, employees of the Company, its subsidiaries and affiliates (excluding Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President) and consultants to the Company and its subsidiaries, are eligible to participate in the 2008 Stock Plan.  As of May 31, 2011, the Company, its subsidiaries and affiliates, had approximately 870 employees eligible to receive awards under the 2008 Stock Plan, and approximately 144 outstanding awards.

The 2008 Stock Plan provides that the option price pursuant to which Common Stock may be purchased will be determined by the Compensation Committee, but will not be less than the fair market value (defined as the closing sale price on NASDAQ) of the Common Stock on the date the option is granted.  No option granted under the 2008 Stock Plan will be exercisable more than ten years after the date of grant. If a participant’s service terminates by reason of death or disability (as defined in the 2008 Stock Plan), to the extent the participant was entitled to exercise the option on the date of death or disability, the option may be exercised within one year after the date of death or disability. If a participant’s service with the Company terminates for any reason (other than death or disability), each option then held by the participant may be exercised within ninety days after the date of such termination, but only to the extent such option was exercisable at the time of termination of service. Notwithstanding the foregoing, the Compensation Committee may accelerate the vesting of unvested options held by a participant if the participant is terminated without “cause” (as determined by the Compensation Committee) by the Company.

The 2008 Stock Plan also provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the 2008 Stock Plan. The vesting of a restricted stock award or restricted stock unit granted under the 2008 Stock Plan may be conditioned upon the completion of a specified period of employment with the Company or a subsidiary, upon attainment of specified performance goals, and/or upon such other criteria as the Compensation Committee may determine in its sole discretion. If a participant’s service is terminated for any reason, the participant will only be entitled to the restricted stock or restricted stock units vested at the time of such termination of service. The participant’s unvested restricted stock and restricted stock units will be forfeited. Notwithstanding the foregoing, the Compensation Committee may accelerate the vesting of unvested restricted stock or restricted stock units held by a participant if the participant is terminated without “cause” (as determined by the Compensation Committee) by the Company.

The terms and conditions of other stock-based awards will be determined by the Compensation Committee. Other stock-based awards may be granted in a manner that will enable the Company to deduct any amount paid by the Company under Section 162(m) of the Code (“Performance-Based Awards”). Performance-Based Awards are rights to receive amounts denominated in cash or shares of Common Stock, based on the Company’s or a participant’s performance between the date of grant and a pre-established future date. The 2008 Stock Plan provides that the maximum amount of a performance-based award to any Covered Employee (as defined in the 2008 Stock Plan) for any fiscal year of the Company will be $1,000,000.

In the event of a Change of Control (as defined in the 2008 Stock Plan), (i) the participating employees will have the right to exercise or settle from and after the date of the Change of Control any option, SAR or restricted stock unit held by such participating employee in whole or in part, notwithstanding that such option, SAR or restricted stock unit may not be fully exercisable or vested, and (ii) any and all restrictions on any participating employee’s other stock-based award will lapse and such stock will immediately vest in the participating employee, notwithstanding that the other stock-based award was unvested.

The 2008 Stock Plan requires participants to comply with specified confidentiality and non-competition provisions.  If the participant violates these provisions, then the participant may be required to forfeit his or her rights and benefits under the 2008 Stock Plan, return to the Company any unexercised options, forfeit the rights under any awards granted pursuant to the plan, return any shares held by the participant received upon exercise of any option or the lapse of restrictions relating to an award made pursuant to the plan, and return any cash realized as a result of the sale of shares received or exercised under a plan award.

Employee Stock Purchase Plans

At the 2008 annual general meeting, the shareholders approved the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 ESPP”) and reserved 350,000 shares of Common Stock for issuance under the plan.  It is the intention of the Company that the 2008 ESPP qualify as an “employee stock purchase plan” under Section 423 of the Code.

The purpose of the 2008 ESPP is to provide employees of the Company or its subsidiaries designated by the Board of Directors or the Compensation Committee (“Designated Subsidiaries”) as eligible to participate in the 2008 ESPP an opportunity to purchase shares of Common Stock and thereby have an additional incentive to contribute to the prosperity of the Company. The aggregate number of shares of Common Stock that may be sold pursuant to all offerings of the Company’s Common Stock under the 2008 ESPP will not exceed 350,000 shares, as adjusted for any recapitalization or reorganization of the Company as set forth in the 2008 ESPP.  The 2008 ESPP provides that eligible full-time employees of the Company or its Designated Subsidiaries may purchase shares of Common Stock with payroll deductions accumulated on behalf of such employees.   Employees may authorize payroll deductions of up to 15 percent of their compensation, which is accumulated over an option period and then used to purchase Common Stock.  Option periods end in February and August of each fiscal year.   The purchase price is 85 percent of the closing sale price of the Common Stock on NASDAQ on either the first day or last day of each option period, whichever is less.  Employees may suspend or discontinue their participation in the plan at any time.

At May 31, 2011, the Company had approximately 870 full-time employees eligible to participate in the 2008 ESPP and approximately 182 employees have participated or have elected to participate in the plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The information below describes certain compensation that would be paid under Mr. Rubin’s employment agreement in the event of a termination of his employment with the Company and/or change in control of the Company. The amounts shown in the table below assume that such a termination of employment and/or change in control occurred on February 28, 2011 and thus includes amounts earned through such date and are estimates of the amounts that would be paid out to Mr. Rubin upon his termination and/or a change in control (based upon his compensation and service levels as of such date).  The actual amounts to be paid out can only be determined at the time of a change in control and/or termination of employment with the Company.  For further information regarding the terms of Mr. Rubin’s employment agreement, see “Employment Contract for Chairman of the Board, Chief Executive Officer and President.”

Chief Executive Officer - Gerald J. Rubin

Triggering Event	Compensation Component		How Paid	Payout($)
Death	•	Any accrued payroll to date of death (1)	Lump Sum	-
	•	Any accrued incentive compensation prorated to date of death (2)	Lump Sum	10,569,299
	•	Medical benefits for Mr. Rubin’s Spouse for her life (3)	Over Time	242,930
	Total			10,812,229
Disability (7)	•	Any accrued payroll to date of termination (1)	Lump Sum	-
	•	Any accrued incentive compensation prorated to date of termination (2)	Lump Sum	10,569,299
	•	Company payment of premiums on $5,000,000 life insurance policy (4)	Over Time	498,993
	•	Medical benefits for Mr. Rubin and his spouse for life (5)	Over Time	431,562
	Total			11,499,854
Termination With Cause (7)	•	Any accrued payroll to date of termination (1)	Lump Sum	-
	•	Any accrued incentive compensation prorated to date of termination (2)	Lump Sum	10,569,299
	Total			10,569,299
Voluntary Termination	•	Any accrued payroll to date of termination (1)	Lump Sum	-
	•	Any accrued incentive compensation prorated to date of termination (2)	Lump Sum	10,569,299
	•	Medical benefits for Mr. Rubin and his spouse for life (5)	Over Time	431,562
	Total			11,000,861
Change in Control, Termination	•	Three years of annual base salary	Over Time	1,800,000
Without Cause by the Company or For Good Reason by Mr. Rubin (7)	•	Three years of annual incentive compensation and cash bonuses, as computed per Mr. Rubin’s employment agreement, in an amount equal to the highest annual incentive compensation and cash bonus paid in the latest three fiscal years prior to termination.	Over Time	31,707,897
	•	Any accrued payroll to date of termination (1)	Lump Sum	-
	•	Any accrued incentive compensation prorated to date of termination (2)	Lump Sum	10,569,299
	•	Company payment of premiums on $5,000,000 life insurance policy (4)	Over Time	498,993
	•	Medical benefits for Mr. Rubin and his spouse for life (5)	Over Time	431,562
	•	Continued participation in employee benefit plans in which Mr. Rubin was participating through the earlier of three years from the date of termination, or on the date he receives equivalent benefits under similar plans provided by a subsequent employer (6)	Over Time	45,231
	Total			45,052,982

(1)                                  Accrued wages due were estimated using actual amounts that would have been payable had termination occurred at February 28, 2011.

(2)                                  Accrued incentive compensation due used actual amounts that would have been payable had termination occurred at February 28, 2011.  The amount due is the annual cash bonus earned for fiscal 2011, which was paid in May 2011.

(3)                                  Medical benefits for Mr. Rubin’s wife were estimated using the actuarial present value of the accumulated cost of medical insurance premiums plus an estimate of expenses not covered by insurance (estimated as the projected value of deductibles and insurance co-payments the insured would normally be responsible for).  Key assumptions used in this computation were:

•                   Current annual premium cost (one individual) – $4,850

•                   Additional medical payments not covered by insurance, including deductibles and co-payments – $4,000

•                   Expected annual medical insurance cost inflation – 8.0 percent

•                   Mortality of the executive’s wife – 19.2 years from the date of termination

•                   Risk free discount rate – 4.3 percent

(4)                                  Life insurance benefits were estimated using the present value of the accumulated cost of the insurance premiums payable under the policy.  Key assumptions used in this computation were:

•                   Annual fixed premium cost – $43,431

•                   Expected number of years of insurance premium payments – 15.7 years from date of termination

•                   Risk free discount rate – 4.3 percent

(5)                                  Medical benefits for Mr. Rubin and his wife were estimated using the actuarial present value of the accumulated cost of medical insurance premiums plus an estimate of expenses not covered by insurance (estimated as the projected value of deductibles and insurance co-payments the insured would normally be responsible for).  Key assumptions used in this computation were:

•                   Current annual premium cost (two individuals) – $9,850

•                   Current annual premium cost (one individual) – $4,850

•                   Expected annual medical insurance cost inflation – 8.0 percent

•                   Additional medical payments for each individual which was not covered by insurance, including deductibles - $4,000

•                   Mortality of the executive – 15.7 years from the date of termination

•                   Mortality of the executive’s wife – 19.2 years from the date of termination

•                   Risk free discount rate – 4.3 percent

(6)                                  Includes the current after tax economic equivalent afforded by participation in the Company’s benefits for 401(k) employer matching contributions.   The amounts were computed as the undiscounted pre-tax value of the continuing cash outlay required by the Company, assuming the benefits would be received for the full three year commitment.

(7)                                  The terms “Disability,” “Cause,” “Good Reason,” and “Change in Control,” have the same meanings as defined in Mr. Rubin’s employment agreement and its associated amendments.

Other Named Executive Officers

Except for Mr. Rubin’s employment agreement discussed in “Employment Contract for Chairman of the Board, Chief Executive Officer and President”, the Company does not have any formal employment or severance agreements with any named executive officers. In the event any named executive officer, other than Mr. Rubin, is terminated, the payment of any severance would be at the discretion of the Company, based upon the facts and circumstances at that time.

Stock options granted to the other named executive officers are subject to the terms of the 1998 Plan for grants issued before August 25, 2008 and the 2008 Stock Plan which governs grants made after August 25, 2008.  Under both plans, any unvested options immediately vest upon a change in control of the Company (as defined under each plan). In addition, if an option holder’s employment with the Company is terminated due to his death or disability, all of his options will immediately vest and will remain exercisable for one year after such termination.  If an option holder’s employment is terminated voluntarily or with cause, all of his options that are exercisable as of the date of termination will remain exercisable for thirty days for the 1998 Plan and ninety days for the 2008 Stock Plan.  Under the 1998 Plan, if an option holder’s employment is terminated without cause, all of his options that are exercisable as of the date of termination will remain exercisable for ninety days, if ISOs, or six months, if  NSOs.  Under the 2008 Stock Plan, if an option holder’s employment is terminated without cause, all of his options that are exercisable as of the date of termination will remain exercisable for ninety days, regardless of whether ISOs or NSOs.

If the Company experienced a change in control on February 28, 2011, Mr. Benson and Mr. Carson would receive benefits totaling approximately $68,981 and $71,854, respectively, by reason of the immediate vesting of their options, given that the exercise prices of certain of their unvested options are below the market price per share of the Company’s Common Stock on February 28, 2011 of $27.93.

Equity Clawback Under the 1998 Plan and the 2008 Stock Plan

The 1998 Plan and the 2008 Stock Plan require participants to comply with specified confidentiality and non-competition provisions.  If the participant violates these provisions, then the participant may be required to forfeit his or her rights and benefits under the 1998 Plan and the 2008 Stock Plan, return to the Company any unexercised options, forfeit the rights under any awards granted pursuant to the plans and return any shares held by the participant received upon exercise of any option or the lapse of restrictions relating to an award made pursuant to the plans.

COMPENSATION RISKS

The Company has reviewed and assessed our compensation policies and practices to determine whether they are reasonably likely to have a material adverse effect on the Company.  The Company’s management reviews compensation policies for the presence of certain elements that could encourage employees to take unnecessary or excessive risks; the ratios and level of incentive to fixed compensation, annual to long-term compensation and cash to equity compensation; and the comparison of compensation expense to earnings of the Company. Management’s assessment of the Company’s compensation policies is reviewed by the Compensation Committee as part of its risk oversight function.

The Company believes that its compensation programs for employees and executive officers are appropriately tailored to encourage employees to grow our business, but not to encourage them to do so in a way that poses unnecessary or excessive material risk. In particular, the Company’s compensation programs are designed to provide the following elements: elements that reward short-term and long-term performance; for our executive officers, incentive compensation that rewards performance based on individual and/or Company performance; incentive or equity compensation awards that vest over time; and compensation with fixed and variable components, so that executive officers and key employees have both competitive remuneration to encourage retention and opportunities to earn more by successfully executing our business strategy.

The Company believes that its compensation program for the Chief Executive Officer does not encourage excessive risk taking because, when coupled with his existing equity ownership in the Company, there is a proper mix between long and short-term incentives.  Mr. Rubin’s total compensation is primarily performance-based and tied directly to the profitability of the Company.  Specifically, Mr. Rubin is eligible to receive an annual cash bonus payable in accordance with the Bonus Plan, based on the Company’s earnings as defined by the plan.  Additionally, the Company believes that Mr. Rubin currently owns or holds a sufficient amount of equity to provide long-term incentives.  Mr. Rubin beneficially owns approximately 10.89 percent of the outstanding Common Stock, which makes him the largest beneficial owner of the Company. The Company believes that Mr. Rubin’s significant beneficial ownership, including past option awards continued to be held by Mr. Rubin, encourages long-term focus on sustainable performance and further aligns Mr. Rubin’s interests with those of our shareholders.

Although the annual performance target under the Bonus Plan has historically determined a large portion of Mr. Rubin’s compensation and could be viewed as encouraging a short-term focus at the expense of sustained performance, the Company believes that several factors mitigate this risk and align his interests with the long-term interests of the Company and our shareholders.  First, as the largest beneficial owner of Common Stock, the Company believes that Mr. Rubin has a significant incentive to maintain a long-term focus on sustainable performance.  Second, significant transactions that could influence short-term performance, such as acquisitions, are reviewed and approved by the Board of Directors.  Finally, Mr. Rubin shares directly in the risk in any negative impact of underperforming strategic transactions because it reduces his compensation under the performance target of the Bonus Plan.

Overall, the Company concluded that no risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

2011 DIRECTOR COMPENSATION TABLE

The following table summarizes the total compensation earned by all non-employee Directors during fiscal 2011:

Director Compensation for Fiscal Year 2011

	Fees Earned
	or Paid	Stock		All Other
	in Cash	Awards		Compensation	Total
Name	($)	($)		($)	($)
Gary B. Abromovitz	150,000	28,938	(1)	-	178,938
John B. Butterworth	84,000	44,520	(1)	-	128,520
Timothy F. Meeker	82,000	44,520	(1)	-	126,520
Byron H. Rubin	18,000 (2)	-		42,195 (2)	60,195
Stanlee N. Rubin	33,000	-		-	33,000
William F. Susetka	72,000	44,520	(1)	-	116,520
Adolpho R. Telles	100,000	51,198	(1)	-	151,198
Darren G. Woody	78,000	44,520	(1)	-	122,520

(1)                                  These amounts reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718, as required under SEC rules.  Under stock ownership guidelines adopted by the Board, each Director is required to hold the shares until their retirement from the Board, except that each Director may sell up to 30 percent of the shares granted in order to pay any tax liabilities associated with the grant. Further information regarding the awards is included in “Grants to Directors of Plan Based Awards in Fiscal Year 2011” “Outstanding Equity Awards for Non-Employee Directors at Fiscal Year-End 2011” and “Non-Employee Director Equity Compensation Plan.”

(2)                                  Mr. Rubin  served as a member of the Company’s Board of Directors through August 31, 2010.  During fiscal 2011, $18,000 of fees were paid to him for six months of board service and associated meeting fees.  The amount in the column entitled “All Other Compensation” represents other compensation earned during fiscal 2011 through the end of his tenure on the Board.  This includes $30,000 in fees paid by the Company to Mr. Rubin for employee benefit consulting services and $12,195 of insurance agent’s commissions earned by Mr. Rubin and paid directly to him by certain of our insurers in connection with certain life insurance policies.  For additional information regarding these payments, see “Related Person Transactions” in Item 13 of this Amendment.

Gerald J. Rubin is our only Director that is also an executive officer.  He has not received any remuneration for his service as a member of the Board of Directors.

In fiscal 2011, the following cash compensation was paid to our non-employee Directors:

Directors Fees Earned or Paid in Cash for Fiscal Year 2011

	Annual	Board	Independent	Deputy	Committee	Committee
	Board	Meeting	Directors	Chairman	Chair	Member
	Retainers	Fees	Fees	Fees	Fees	Fees	Total
Name	($) (1)	($) (2)	($) (3)	($) (4)	($)	($) (5)	($)
Gary B. Abromovitz	24,000	12,000	24,000	40,000	20,000 (6)	30,000	150,000
John B. Butterworth	24,000	12,000	24,000	-	-	24,000	84,000
Timothy F. Meeker	24,000	12,000	24,000	-	10,000 (7)	12,000	82,000
Byron H. Rubin	12,000	6,000	-	-	-	-	18,000
Stanlee N. Rubin	24,000	3,000	-	-	-	6,000	33,000
William F. Susetka	24,000	12,000	24,000	-	-	12,000	72,000
Adolpho R. Telles	24,000	12,000	24,000	-	40,000 (8)	-	100,000
Darren G. Woody	24,000	12,000	24,000	-	-	18,000	78,000

(1)                                  All non-employee Directors receive a quarterly cash retainer of $6,000.

(2)                                  All non-employee Directors receive a cash fee of $3,000 for each quarterly meeting of the Board of Directors attended.

(3)                                  All independent Directors receive a quarterly cash fee of $6,000 for participation in executive sessions.

(4)                                  The Deputy Chairman and lead Director receives a quarterly cash fee of $10,000.

(5)                                  Each non-chair member of the Audit Committee receives a quarterly cash fee of $6,000, each non-chair member of the Compensation Committee receives a quarterly cash fee of $3,000 and each non-chair member of the Corporate Governance Committee receives a quarterly cash fee of $1,500.

(6)                                  The Compensation Committee Chairman receives a quarterly cash fee of $5,000.

(7)                                  The Corporate Governance Committee Chairman receives a quarterly cash fee of $2,500.

(8)                                  The Audit Committee Chairman receives a quarterly cash fee of $10,000.

In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

In fiscal 2011, the following share-based compensation was awarded to certain independent Directors:

Grants to Directors of Plan-Based Awards in Fiscal Year 2011

		All Other
		Stock Awards:
		Number of	Grant Date
		Shares	Fair Value
		of Stock	of Stock
Name	Grant Date	(#)	($) (1)
Gary B. Abromovitz	8/31/2010	1,300	28,938
John B. Butterworth	8/31/2010	2,000	44,520
Timothy F. Meeker	8/31/2010	2,000	44,520
William F. Susetka	8/31/2010	2,000	44,520
Adolpho R. Telles	8/31/2010	2,300	51,198
Darren G. Woody	8/31/2010	2,000	44,520

(1)                                  These reflect shares of restricted stock that vested immediately.   Under stock ownership guidelines adopted by the Board, each Director is required to hold the shares until their retirement from the Board, except that each Director may sell up to 30 percent of the shares granted in order to pay any tax liabilities associated with the grant.  See “Director Stock Ownership and Compensation Guidelines.” The grant date fair value is based on the closing sale price of the Common Stock on August 31, 2010 of $22.26 per share.

The following table provides information on the outstanding equity awards at fiscal year-end 2011 for non-employee Directors:

Outstanding Equity Awards for Non-Employee Directors at Fiscal Year-End 2011

	Option Awards			Stock Awards
	Number of
	Securities			All Other
	Underlying	Option		Stock Awards:
	Unexercised	Exercise	Option	Number of
	Options	Price	Expiration	Shares of Stock
Name	(#) Exercisable	($)/Sh	Date	(#)
Gary B. Abromovitz	20,000	25.89 to 33.35	3/1/14 to 3/1/15	2,300
John B. Butterworth	20,000	25.89 to 33.35	3/1/14 to 3/1/15	4,000
Timothy F. Meeker	16,000	23.13 to 28.33	9/1/14 to 6/1/15	4,000
Stanlee N. Rubin	32,000	21.47 to 33.35	9/1/13 to 6/1/15	-
William F. Susetka	-	-	-	2,000
Adolpho R. Telles	-	-	-	4,300
Darren G. Woody	16,000	23.13 to 28.33	9/1/14 to 6/1/15	3,000

All options were issued under the Company’s 1995 Non-Employee Stock Option Plan.  Under the plan, all options were issued at a price not less than the fair market value of the Common Stock at the date of grant, vested one year from the date granted, and expire ten years after the options were granted.  Currently, all outstanding options under the plan are vested.  This stock option plan expired by its terms on June 6, 2005.  Therefore, no additional options have been granted since that date.

Director Stock Ownership and Compensation Guidelines

The Compensation Committee and the Board of Directors believe that Directors should own and hold Common Stock to further align their interests and actions with the interests of the Company’s shareholders.  Accordingly, upon recommendation of the Compensation Committee, in June 2008, the Board of Directors adopted stock ownership and compensation guidelines for the Company’s Directors.  Under these guidelines, the Directors should hold shares of the Company’s Common Stock equal in value to at least three times the annual cash retainer for Directors.  The guidelines provide that the stock ownership levels should be achieved by each Director within five years from the adoption of the guidelines or, in the case of a new Director, within five years of his or her first appointment to the Board of Directors.  The Compensation Committee will review stock ownership levels on the first trading day of the calendar year based on the greater of the fair market value and the Director’s cost basis in the shares on such date.  In the event of an increase in the annual cash retainer, the Directors will have five years from the time of the increase to acquire any additional shares needed to comply with the guidelines.  To further encourage equity participation, the guidelines provide that equity awards to non-employee Directors either vest over a period of at least three years or are required to be held by the Director until his or her service with the Company ends.  However, each Director may sell up to 30 percent of the shares granted in order to pay any tax liabilities associated with the grant.  The Board of Directors also believe that compensation arrangements should be flexible enough to allow the Directors to receive a balanced mix of equity and cash keeping in mind the Board’s guidelines for achieving and maintaining stock ownership.  In this respect, the Board of Directors will seek to target Director compensation at a mix of approximately 60 percent cash and 40 percent equity.

Non-Employee Director Equity Compensation Plan

At the 2008 annual general meeting of shareholders, the Company’s shareholders approved the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (the “2008 Director Plan”). The purpose of the 2008 Director Plan is to (i) aid the Company in attracting, securing and retaining Directors of outstanding ability and (ii) motivate such persons to exert their best efforts on behalf of the Company and its subsidiaries and its affiliates by providing incentives through the granting of awards under the plan.  Only non-employee Directors of the Company are eligible to participate in the 2008 Director Plan.  Because Gerald J. Rubin is an employee of the Company, he is not eligible to participate in the 2008 Director Plan.

The 2008 Director Plan is administered by the Compensation Committee of the Board of Directors. The 2008 Director Plan permits grants of restricted stock, restricted stock units and other stock-based awards to the Company’s non-employee Directors.  The vesting criteria and other terms and conditions of restricted stock, restricted stock units and other stock-based awards will be determined by the Compensation Committee.  Shares which are subject to awards which terminate, expire, are cancelled, exchanged, forfeited, lapse or are settled for cash may be utilized again with respect to awards granted under the 2008 Director Plan.  As of June 24, 2011, 19,600 shares of restricted stock have been granted under the plan and 155,400 shares of Common Stock remain available for future issue (subject to adjustment in certain circumstances). The plan will expire by its terms on August 19, 2018.

If a participant’s service is terminated for any reason, the participant will only be entitled to the restricted stock or restricted stock units vested at the time of such termination of service. The participant’s unvested restricted stock and restricted stock units will be forfeited. Notwithstanding the foregoing, the Compensation Committee may accelerate the vesting of unvested restricted stock or restricted stock units held by a participant if the participant is terminated without “cause” (as determined by the Compensation Committee) by the Company.  In the event of a Change of Control (as defined in the 2008 Director Plan), (i) the participants will have the right to settle from and after the date of the Change of Control any restricted stock unit held by such participant in whole or in part, notwithstanding that such restricted stock unit may not be fully vested, and (ii) any and all restrictions on any participant’s other stock-based award will lapse and such stock will immediately vest in the participant, notwithstanding that the other stock-based award was unvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth, as of May 31, 2011, the beneficial ownership of the Common Stock of the Directors and the executive officers of the Company; the Directors and executive officers of the Company as a group; and each person known to the Company to be the beneficial owner of more than five percent of the Common Stock:

	Number of
	Common Shares
Name of Beneficial Owner	Beneficially Owned		Percent *
Gerald J. Rubin	3,544,619	(1) (2)	10.89%
Stanlee N. Rubin
One Helen of Troy Plaza
El Paso, Texas 79912
John B. Butterworth	36,100	(2)	**
Gary B. Abromovitz	24,300	(2)	**
Darren G. Woody	21,000	(2)	**
Timothy F. Meeker	20,000	(2)	**
Vincent D. Carson	18,593	(2)	**
Thomas J. Benson	14,854	(2)	**
Adolpho R. Telles	6,300		**
William F. Susetka	2,000		**
All Directors and executive officers as a group (10 Persons)	3,687,766		11.29%
FMR LLC	2,850,000	(3)	9.23%
82 Devonshire Street
Boston, Massachusetts 02109
Dimensional Fund Advisers LP	2,004,428	(4)	6.49%
6300 Bee Cave Road Building One
Austin, Texas 78746
Columbia Wanger Asset Management, LLC	1,660,000	(5)	5.37%
227 W Monroe Street Suite 3000
Chicago, Illinois 60606
Vanguard Group Inc.	1,572,270	(6)	5.09%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
Wellington Management Company, LLP	1,551,443	(7)	5.02%
75 State Street
Boston, Massachusetts 02109

*                                          Percent ownership is calculated based on 30,893,487 shares of the Common Stock outstanding on May 31, 2011.

**                                    Ownership of less than one percent of the outstanding Common Stock.

(1)                                  Includes 276,980 shares held beneficially through a partnership in which Gerald J. Rubin and Stanlee N. Rubin are partners.  1,812,922 shares of Common Stock held beneficially by Mr. and Mrs. Rubin are pledged to secure certain loans.

(2)                                  Includes shares subject to stock options that are exercisable within sixty days of May 31, 2011 as follows:

Options (#)
Gerald J. Rubin	1,625,000
Stanlee N. Rubin	32,000
John B. Butterworth	20,000
Gary B. Abromovitz	20,000
Vincent D. Carson	17,125
Darren G. Woody	16,000
Timothy F. Meeker	16,000
Thomas J. Benson	11,925
Total	1,758,050

(3)                                 Based on the Schedule 13G/A filed on February 14, 2011.  According to the filing, FMR LLC currently has sole dispositive power for 2,850,000 shares, shared dispositive power for zero shares, sole voting power for zero shares and shared voting power for zero shares.

(4)                                  Based on the Schedule 13G/A filed on February 11, 2011.  According to the filing, Dimensional Fund Advisors, LP currently has sole dispositive power for 2,004,428 shares, shared voting power for zero shares, sole voting power for 1,945,668 shares and shared voting power for zero shares.

(5)                                  Based on the Schedule 13G/A filed on February 10, 2011.  According to the filing, Columbia Wanger Asset Management, LLC and Columbia Acorn Trust jointly filed the Schedule 13G/A with respect to the Common Stock beneficially owned by each of them.  According to the filing, Columbia Wanger Asset Management, LLC and Columbia Acorn Trust have sole dispositive power for 1,660,000 shares, sole voting power for 1,610,000 shares and shared voting power for zero shares.

(6)                                  Based on the Schedule 13G filed on February 10, 2011.  According to the filing, The Vanguard Group, Inc. has sole dispositive power for 1,524,903 shares, shared dispositive power for 47,367 shares and sole voting power for 47,367 shares.  According to the filing, Vanguard Fiduciary Trust Company is the beneficial owner of 47,367 shares of Common Stock and directs the voting of such shares.

(7)                                  Based on the Schedule 13G/A filed on February 14, 2011.  According to the filing, Wellington Management Company, LLP has sole dispositive power for zero shares, shared dispositive power for 1,551,443 shares, sole voting power for zero shares and shared voting power for 1,112,397 shares.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

The following table summarizes certain equity compensation plan information as of February 28, 2011:

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants, and rights	warrants, and rights	the first column) (1)
Equity compensation plans approved by security holders	2,509,950	$ 17.64	922,662

(1)                                  Includes 281,137 shares authorized and available for issuance in connection with the 2008 ESPP, 486,125 shares authorized and available for issuance under the 2008 Stock Plan and 155,400 shares authorized and available for issuance under 2008 Directors’ Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for the Approval of Related Person Transactions

The Audit Committee Charter provides that the Audit Committee has the authority to establish, and communicate to the full board and management, policies that restrict the Company and its affiliates from entering into related person transactions without the Audit Committee’s prior review and approval. In accordance with these policies, the Audit Committee on a timely basis reviews and, if appropriate, approves all related person transactions.

At any time in which an executive officer, Director or nominee for Director becomes aware of any contemplated or existing transaction that, in that person’s judgment may be a related person transaction, the executive officer, Director or nominee for Director is expected to notify the Chairman of the Audit Committee of the transaction.  Generally, the Chairman of the Audit Committee reviews any reported transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring approval by the Audit Committee.  If the transaction is considered to be a related person transaction, then the Audit Committee will review the transaction at its next scheduled meeting or at a special meeting of the committee.

Related Person Transactions

Byron H. Rubin, a member of the Company’s Board of Directors through August 31, 2010, earns insurance agent’s commissions paid by certain of our insurers directly to him in connection with certain life insurance policies. During fiscal 2011, he received commissions of approximately $12,195 from policies sold to the Company.  In addition, effective January 1, 2010, Mr. Rubin entered into a verbal consulting agreement with the Company to provide consulting advice and other administrative services related to the Company’s employee benefit plans.  Under the agreement, Mr. Rubin will receive $60,000 per year, paid in equal monthly installments; provided that the fee will be reviewed and appropriately modified if the scope of services or other circumstances change.  During fiscal 2011, Mr. Rubin received $60,000 under this agreement.  This agreement has a three year term.  These transactions have been reviewed, approved and ratified by the Company’s Audit Committee and approved by the Company’s Board of Directors.  Prior to its review and approval of the consulting agreement with Mr. Rubin, the Company’s Audit Committee received and reviewed proposals from two independent employee benefit consultants.  The Audit Committee determined that Mr. Rubin’s proposal matched the lowest bid provided to the Company.

Gerald J. Rubin is a beneficiary of certain split-dollar life insurance policies.  For additional information, see “Employment Contract for Chairman of the Board, Chief Executive Officer and President – Life Insurance.”

Board of Directors Independence

Independence. The Board of Directors has determined that the following six members of the Board of Directors are independent Directors as defined in the NASDAQ listing standards: Gary B. Abromovitz, John B. Butterworth, Timothy F. Meeker, William F. Susetka, Adolpho R. Telles, and Darren G. Woody.  Therefore, 75 percent of the persons serving on our Company’s Board of Directors are independent as so defined. The foregoing independence determination of our Board of Directors included the determination that each of these six Board members, as a member of the Audit Committee, Compensation Committee or Nominating Committee, or as discussed above, respectively, is:

•                                  independent for purposes of membership on the Audit Committee under Rule 5605(c)(2) of the NASDAQ listing standards, that includes the independence requirements of Rule 5605(a)(2) and additional independence requirements under SEC Rule 10A-3(b);

•                                  independent under the NASDAQ listing standards for purposes of membership on the Nominating Committee; and

•                                  independent under the NASDAQ listing standards for purposes of membership on the Compensation Committee, as a “non-employee director” under SEC Rule 16b-3 of the Exchange Act, and an “outside director” as defined in regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND OTHER FEES PAID TO OUR INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for fiscal years ended 2011 and 2010, and fees billed for other services rendered by Grant Thornton LLP during those periods.

Type of Fee	2011	2010
Audit Fees	917,800	859,200
Audit-Related Fees	15,800	31,500
Tax Fees	7,000	6,600
All Other Fees	46,100	7,300
Total	986,700	904,600

Audit Fees: Consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consist of fees billed by our independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, due diligence, accounting consultations concerning financial accounting and reporting standards, and other similar services which have not been reported as audit fees.

Tax Fees: Consist of tax compliance/preparation fees by our independent registered public accounting firm to the Company for professional services and assistance to the Company’s in-house tax departments related to federal, state and international tax compliance.

All Other Fees: Consist of fees billed by our independent registered public accounting firm to the Company for their assistance with the preparation of certain electronic statutory filings in foreign jurisdictions and with the analysis and preparation of certain US state sales tax refund claims.   The Company intends to minimize services in this category.   These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in our independent registered public accounting firm’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee pre-approved all of the services described above that were provided in fiscal 2010 and 2011 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act.  There were no services for which the de minimis exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable.

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all services to be provided by the Company’s auditor and independent registered public accounting firm. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for up to a year related to a particular defined task or scope of work and subject to a specific budget. In other cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services, and the chairman then communicates such pre-approvals to the full Audit Committee for ratification. To avoid potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent registered public accounting firm. The Company obtains these services from other service providers as needed.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. and 2.                          No financial statements or schedules are filed with this report on Form 10-K/A.

3.                                                                  Exhibits

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
10.6

First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”)).

10.7

First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”)).

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

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 2011 (the “2011 10-K”)).

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to the 2011 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

…Represents a management contract or compensation plan arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2011.

HELEN OF TROY LIMITED

By:	/s/ Gerald J. Rubin
Gerald J. Rubin
Chief Executive Officer
June 27, 2011

Exhibit Index

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
10.6

First Amendment to RCPC North America Appliance License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.26 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”)).

10.7

First Amendment to RCPC North America Comb and Brush License Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 10.27 to Helen of Troy Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 1993 (the “1993 10-K”)).

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

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year Ending February 28, 2011 (the “2011 10-K”)).

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to the 2011 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

…Represents a management contract or compensation plan arrangement