Form 10-Q
period 2011-05-31
HELEN OF TROY LTD
filed 2011-07-11
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2011
Common Shares, $0.10 par value, per share	30,900,494 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets (unaudited)
(in thousands, except shares and par value)
	May 31,	February 28,
	2011	2011

Assets
Asset, current:
Cash and cash equivalents	$16,037	$27,193
Investments, at market value	1,177	1,233
Receivables - principally trade, less allowances of $5,249 and $4,148	197,761	188,404
Inventory, net	228,234	217,230
Prepaid expenses	8,008	5,149
Income taxes receivable	1,508	2,399
Deferred tax assets, net	14,176	18,843
Total assets, current	466,901	460,451

Property and equipment, net of accumulated depreciation of $67,339 and $65,428	82,191	82,487
Goodwill	356,137	356,242
Other intangible assets, net of accumulated amortization of $40,511 and $36,083	300,207	304,705
Other assets, net of accumulated amortization of $3,187 and $4,096	33,859	36,639
Total assets	$1,239,295	$1,240,524

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$53,200	$71,000
Accounts payable, principally trade	77,545	73,321
Accrued expenses and other current liabilities	132,944	141,620
Long-term debt, current maturities	53,000	53,000
Total liabilities, current	316,689	338,941

Deferred compensation liability	3,115	4,712
Other liabilities, noncurrent	1,555	1,594
Deferred tax liabilities, net	19,374	23,216
Long-term debt, excluding current maturities	178,000	178,000
Liability for uncertain tax positions	2,928	2,481
Derivative liabilities, noncurrent	6,537	6,031
Total liabilities	528,198	554,975

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 30,893,487 and 30,838,860 shares issued and outstanding	3,089	3,084
Additional paid in capital	131,907	130,015
Accumulated other comprehensive loss	(8,577)	(7,850)
Retained earnings	584,678	560,300
Total stockholders’ equity	711,097	685,549
Total liabilities and stockholders’ equity	$1,239,295	$1,240,524

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Income (unaudited)
(in thousands, except per share data)
	Three Months Ended May 31,
	2011	2010

Sales revenue, net	$271,467	$160,153
Cost of goods sold	161,554	87,726
Gross profit	109,913	72,427

Selling, general, and administrative expense	79,259	49,194
Operating income before impairments	30,654	23,233

Asset impairment charges	-	501
Operating income	30,654	22,732

Nonoperating income, net	143	170
Interest expense	(3,429)	(2,160)
Income before income taxes	27,368	20,742

Income tax expense:
Current	1,390	1,689
Deferred	1,373	666
Net income	$24,605	$18,387

Earnings per share:
Basic	$0.80	$0.60
Diluted	$0.78	$0.59

Weighted average shares of common stock used in computing net earnings per share:
Basic	30,857	30,632
Diluted	31,660	31,353

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)
	Three Months Ended May 31,
	2011	2010

Net cash provided by operating activities:
Net income	$24,605	$18,387
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,094	4,083
Provision for doubtful receivables	227	(83)
Share-based compensation	466	407
Intangible asset impairment charges	-	501
(Gain) loss on the sale of property and equipment	(24)	36
Realized and unrealized loss on investments	56	-
Deferred income taxes and tax credits	1,373	640
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables	(8,634)	3,025
Inventories	(11,004)	(6,110)
Prepaid expenses	(2,862)	(1,844)
Other assets	(543)	(660)
Accounts payable	4,224	(1,622)
Accrued expenses and other current liabilities	(11,002)	(12,055)
Accrued income taxes	447	149
Net cash provided by operating activities	4,423	4,854

Net cash used in investing activities:
Capital, license, trademark, and other intangible expenditures	(2,036)	(786)
Proceeds from the sale of property and equipment	24	32
Proceeds from sale of investments	3,050	100
Payments to acquire businesses	-	(69,000)
Net cash provided by (used in) investing activities	1,038	(69,654)

Net cash provided by (used in) financing activities:
Proceeds from line of credit	142,700	-
Repayment of line of credit	(160,500)	-
Payments of financing costs	(24)	-
Proceeds from exercise of stock options, net	1,207	2,196
Net cash provided by (used in) financing activities	(16,617)	2,196
Net decrease in cash and cash equivalents	(11,156)	(62,604)
Cash and cash equivalents, beginning balance	27,193	110,208
Cash and cash equivalents, ending balance	$16,037	$47,604

Supplemental cash flow information:
Interest paid	$2,285	$2,057
Income taxes paid, net of refunds	$(51)	$1,486
Value of common stock received as exercise price of options	$837	$-

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

May 31, 2011

Note 1 - Basis of Presentation and Conventions Used in this Report

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2011 and February 28, 2011, and the results of our consolidated operations for the three month periods ended May 31, 2011 and 2010. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2011, and our other reports on file with the Securities and Exchange Commission (“SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010. Kaz is its own segment within the Company referred to as “the Healthcare / Home Environment” segment. References to “OXO” refer to the operations of OXO International and certain affiliated subsidiaries that comprise the Housewares segment of the Company’s business. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB.

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

The effect of dilutive securities was approximately 803,500 and 721,000 shares of common stock for the three month periods ended May 31, 2011 and 2010, respectively.   Options for common stock that were antidilutive totaled approximately 407,300 and 481,500 at May 31, 2011 and 2010, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income, net of tax, for each of the periods covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME
(in thousands)
	Three Months Ended May 31,
	2011	2010

Net income	$24,605	$18,387
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	(500)	399
Cash flow hedges - foreign currency, net of tax (2)	(190)	872
Unrealized gain (loss) - auction rate securities, net of tax (3)	(37)	156
Comprehensive income, net of tax	$23,878	$19,814

The components of accumulated other comprehensive loss, net of tax, for the periods covered by our consolidated condensed balance sheets are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS
(in thousands)
	May 31,	February 28,
	2011	2011

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(6,852)	$(6,352)
Unrealized holding losses on cash flow hedges - foreign currency, net of tax (2)	(804)	(614)
Temporary impairment loss on auction rate securities, net of tax (3)	(921)	(884)
Total accumulated other comprehensive loss	$(8,577)	$(7,850)

(1)  The change in unrealized loss on interest rate swap cash flow hedges is recorded net of tax benefit (expense) of $0.42 and ($0.21) million for the three month periods ended May 31, 2011 and 2010, respectively.  The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss includes net deferred tax benefits of $3.69 and $3.27 million at May 31, 2011 and February 28, 2011, respectively.

(2)  The change in unrealized loss on foreign currency cash flow hedges is recorded net of tax benefits (expense) of $0.09 and ($0.41) million for the three month periods ended May 31, 2011 and 2010, respectively.  The unrealized holding loss on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.39 and $0.30 million at May 31, 2011 and February 28, 2011, respectively.

(3) The change in temporary impairment loss on auction rate securities is recorded net of tax benefit (expense) of $0.04 and ($0.08) million for the three month periods ended May 31, 2011 and 2010, respectively.  The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.50 and $0.46 million at May 31, 2011 and February 28, 2011, respectively.

Note 6 – Segment Information

In the tables that follow, we present three segments: Personal Care, Housewares and Healthcare / Home Environment. Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, conditioners, hair treatments, foot powder, body powder, and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and baby and toddler care products.  The Healthcare / Home Environment segment reports the operations of Kaz, which we acquired on December 31, 2010, as further discussed in Note (9) to these consolidated condensed financial statements. Kaz is a provider of a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Significant products of the segment include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic insect control traps and devices.

All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.  We use third-party manufacturers to produce our goods.

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2011 AND 2010
(in thousands)
	Personal		Healthcare /
May 31, 2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$122,718	$52,946	$95,803	$271,467
Operating income (loss)	19,852	10,865	(63)	30,654
Capital, license, trademark and other intangible expenditures	897	580	559	2,036
Depreciation and amortization	2,661	1,441	2,992	7,094

	Personal		Healthcare /
May 31, 2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$112,228	$47,925	$-	$160,153
Operating income before impairment	13,583	9,650	-	23,233
Asset impairment charges	501	-	-	501
Operating income	13,082	9,650	-	22,732
Capital, license, trademark and other intangible expenditures	296	490	-	786
Depreciation and amortization	2,589	1,494	-	4,083

We compute operating income for each segment based on net sales revenue, less cost of goods sold, SG&A and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  For the three month period ended May 31, 2011, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  This allocation totaled $1.50 million for the first quarter of the fiscal year. As we continue to further integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions that will likely be shared between segments.  When we decide such operating cost allocations are appropriate, there may be some additional reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.   We do not allocate other items of income and expense, including income taxes to operating segments.

The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT MAY 31, 2011 AND FEBRUARY 28, 2011
(in thousands)
	Personal		Healthcare /
	Care	Housewares	Home Environment	Total

May 31, 2011	$475,474	$361,959	$401,862	$1,239,295
February 28, 2011	474,344	363,128	403,052	1,240,524

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT
(in thousands)
	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2011	2011

Land	-	$9,073	$9,073
Building and improvements	10 - 40	65,513	65,605
Computer and other equipment	3 - 10	47,368	47,171
Tools, dies and molds	1 - 3	15,730	13,080
Transportation equipment	3 - 5	118	118
Furniture and fixtures	5 - 15	8,726	8,668
Construction in progress	-	3,002	4,200
Property and equipment, gross		149,530	147,915
Less accumulated depreciation		(67,339)	(65,428)
Property and equipment, net		$82,191	$82,487

Depreciation expense was $2.32 and $2.06 million for the three month periods ended May 31, 2011 and 2010, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $1.39 and $0.57 million for the three month periods ended May 31, 2011 and 2010, respectively.

Note 8 – Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal 2012 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2012.  As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

GOODWILL AND INTANGIBLE ASSETS
(in thousands)

	May 31, 2011				February 28, 2011
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description / Life	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,841	$(46,490)	$-	$35,351	$81,901	$(46,490)	$-	$35,411
Trademarks - indefinite	75,303	-	-	75,303	75,303	-	-	75,303
Trademarks - finite	150	-	(63)	87	150	-	(62)	88
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	19,564	-	(15,580)	3,984	19,564	-	(15,450)	4,114
Other intangibles - finite	49,401	-	(10,539)	38,862	49,401	-	(9,048)	40,353
Total Personal Care	236,559	(46,490)	(26,182)	163,887	236,619	(46,490)	(24,560)	165,569

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	19,250	-	(10,254)	8,996	19,320	-	(9,893)	9,427
Total Housewares	260,581	-	(10,254)	250,327	260,651	-	(9,893)	250,758

Healthcare / Home Environment:
Goodwill	154,655	-	-	154,655	154,700	-	-	154,700
Other intangibles - finite	91,550	-	(4,075)	87,475	91,550	-	(1,630)	89,920
Total Healthcare / Home Environment	246,205	-	(4,075)	242,130	246,250	-	(1,630)	244,620

Total	$743,345	$(46,490)	$(40,511)	$656,344	$743,520	$(46,490)	$(36,083)	$660,947

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ended May 31, 2011 and 2010, respectively, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2012 through 2017.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the three months ended

May 31, 2011	$4,557
May 31, 2010	$1,971

Estimated Amortization Expense
For the fiscal years ended

February 2012	$17,806
February 2013	$17,776
February 2014	$17,227
February 2015	$16,742
February 2016	$16,599
February 2017	$16,526

NOTE 9 - Acquisitions

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

The following schedule presents the identifiable assets and liabilities acquired, assumed or recognized at the acquisition date at their fair values. These balances are provisional and may be subject to additional adjustment.

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 10.25 percent weighted average cost of capital, royalty rates ranging from 2.00 to 3.50 percent used in the determination of patent estate values and customer attrition rates of 10.00 percent per year used in the determination of customer list values.

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 15.80 percent weighted average cost of capital, royalty rates of 5.00 percent used in the determination of trademark values and customer attrition rates of 11.50 percent per year used in the determination of customer list values.

Note 10 – Short Term Debt

We have a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $150.00 million, subject to certain terms and limitations as described below. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar for dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of May 31, 2011, there were $53.20 million in revolving loans and $1.50 million of open letters of credit outstanding against the 2010 RCA.  For the three months ended May 31, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.95 to 4.00 percent.  As of May 31, 2011, the amount available for borrowings under the 2010 RCA was $95.30 million.

The 2010 RCA and our other debt agreements require the maintenance of maximum debt leverage and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us, among other things, from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock. As of May 31, 2011, all our debt agreements effectively limited our ability to incur more than an estimated $199.70 million of additional debt from all sources, including draws on the 2010 RCA. As of May 31, 2011, we were in compliance with the terms of the 2010 RCA and our other debt agreements.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
(in thousands)
	May 31,	February 28,
	2011	2011

Accrued sales returns, discounts and allowances	$34,639	$32,136
Accrued warranty returns	24,369	24,021
Accrued compensation	13,962	24,379
Accrued advertising	7,814	10,159
Accrued interest	2,900	1,973
Accrued royalties	6,694	7,265
Accrued legal expenses and professional fees	5,958	6,851
Accrued benefits and payroll taxes	10,848	10,100
Accrued freight	1,727	1,950
Accrued property, sales and other taxes	5,716	4,668
Kaz acquisition liabilities	4,261	4,261
Derivative liabilities, current	5,317	4,564
Other	8,739	9,293
Total accrued expenses and other current liabilities	$132,944	$141,620

Kaz acquisition liabilities at May 31, 2011 and February 28, 2011 consist of $4.26 million of additional purchase price due to former Kaz owners as a working capital adjustment settlement.

Note 12 – Income Taxes

United States Income Taxes - In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2003, 2004, 2006, 2007 and 2008 are currently under examination. The IRS has issued a notice of proposed adjustment for the 2006 tax year, which is currently under appeal. The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position. The IRS has not proposed any adjustments for the other tax years under examination.

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

In 1994, we engaged in a corporate restructuring that, among other things, resulted in a greater portion of our income not being subject to taxation in the U.S. If such income were subject to U.S. federal income taxes, our effective income tax rate would increase materially. Future actions by taxing authorities may result in tax liabilities that are significantly higher than the reserves established which could have a material adverse effect on our consolidated results of operations or cash flows. Additionally, the U.S. government is constantly considering numerous proposed legislative changes in the tax law that, if enacted, could increase our overall effective tax rate.

Note 13 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		May 31,	February 28,
	Borrowed	Rates	Matures	2011	2011

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$6,000	$6,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1) (2)	06/04	5.89%	06/11	50,000	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				231,000	231,000
Less current maturities of long-term debt				(53,000)	(53,000)
Long-term debt, excluding current maturities				$178,000	$178,000

(1)          Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 15.

(2)          In June 2011, $50.00 million of principal on our 7 year Senior Notes were repaid at maturity.

The fair market value of the fixed rate debt at May 31, 2011 computed using a discounted cash flow analysis was $107.83 million compared to the $106.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2011.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio (as that term is defined in the various agreements), a minimum interest coverage ratio (as defined in the various agreements), and a minimum consolidated net worth (as defined in the various agreements). Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends.

As of May 31, 2011, our debt agreements effectively limited our ability to incur more than $199.70 million of additional debt from all sources, including draws on the 2010 RCA. As of May 31, 2011, we were in compliance with the terms of all of our debt agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended May 31,
	2011	2010

Interest and commitment fees	$1,686	$568
Deferred finance costs	217	57
Interest rate swap settlements, net	1,526	1,535
Total interest expense	$3,429	$2,160

Note 14 – Fair Value

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value or measured for disclosure purposes on a recurring basis as of May 31, 2011 and February 28, 2011:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	May 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$1,909	$1,909	$-	$-
Commercial paper	1,850	1,850	-	-
Investments	1,177	1,177	-	-
Auction rate securities	17,583	-	-	17,583
Total assets	$22,519	$4,936	$-	$17,583

Liabilities:
Long-term debt - fixed rate (1)	$107,829	$-	$107,829	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	10,541	-	10,541	-
Foreign currency contracts	1,312	-	1,312	-
Total liabilities	$244,682	$-	$244,682	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$6,435	$6,435	$-	$-
Commercial paper	1,560	1,560	-	-
Investments	1,233	1,233	-	-
Auction rate securities	20,711	-	-	20,711
Total assets	$29,939	$9,228	$-	$20,711

Liabilities:
Long-term debt - fixed rate (1)	$104,650	$-	$104,650	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	9,625	-	9,625	-
Foreign currency contracts	970	-	970	-
Total liabilities	$240,245	$-	$240,245	$-

(1)       Debt values are reported at their estimated fair values in this table, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.  Investments are also classified as Level 1 assets because they consist of mutual funds, which are stated in the consolidated condensed balance sheets at market value, as determined by the most recent trading price of each fund as of the balance sheet dates.

We classify our auction rate securities (“ARS”)  as Level 3 assets because we determine their estimated fair values with discounted cash flow models using the methodology and assumptions described in Note 10 to the consolidated financial statements contained in our latest annual report on Form 10-K.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates, ranging from 1.76 to 3.91 percent at May 31, 2011 and 1.86 to 4.36 percent at February 28, 2011, depending on the term of the loan.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended May 31, 2011:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

Three Months
Ended
May 31, 2011

Balance at beginning of period	$20,711
Total gains (losses):
Included in net income - realized	120
Included in other comprehensive income - unrealized	(198)
Sales at par	(3,050)
Balance at end of period	$17,583

Cumulative unrealized losses relating to assets still held at the reporting date, net of taxes	$(921)

Note 15 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2011 and 2010, approximately 20 and 14 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three month periods ended May 31, 2011 and 2010, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.15) and ($0.54) million, respectively, in SG&A and ($0.04) and $0.15 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our long-term debt outstanding as of May 31, 2011 is both floating and fixed.  Fixed rates are in place on $106.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $53.20 million in advances against our 2010 RCA and $125 million of Senior Notes.  If short term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes reset as described in Note 13, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

We manage our floating rate debt using interest rate swaps (the “swaps”).  As of May 31, 2011, we had two swaps that converted an aggregate notional principal of $125.00 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.31 percent as of May 31, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at May 31, 2011 and February 28, 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

May 31, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$298	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	243	239
Foreign currency contracts - sell Euros	Cash flow	2/2012	€4,000	532	-
Subtotal				1,073	239

Interest rate swaps	Cash flow	6/2014	$125,000	4,244	6,297
Total fair value				$5,317	$6,536

February 28, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	374	-
Subtotal				779	191

Interest rate swaps	Cash flow	6/2014	$125,000	3,785	5,840
Total fair value				$4,564	$6,031

The pre-tax effect of derivative instruments for the three month periods ended May 31, 2011 and 2010 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2011	2010	Location	2011	2010	Location	2011	2010

Foreign currency contracts - ordinary and cash flow hedges	$(487)	$1,254	SG&A	$(144)	$52	SG&A	$(63)	$(74)
Interest rate swap contracts - cash flow hedges	(2,442)	(930)	Interest expense	(1,526)	(1,535)		-	-
Total	$(2,929)	$324		$(1,670)	$(1,483)		$(63)	$(74)

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

We expect losses of $1.1 million associated with foreign currency contracts that are currently reported in accumulated other comprehensive loss to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of BAA3 to AAA rated ARS and mutual funds.  The following table summarizes our cash, cash equivalents, and investments at May 31, 2011 and February 28, 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	May 31, 2011		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$9,920	0.00 to 1.60%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,358	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	1,850	0.08 to 0.09%	1,560	0.13%
Money market funds	1,909	0.01 to 4.20%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$16,037		$27,193

Investments:
Auction rate securities	$17,583	0.00 to 2.85%	$20,711	1.76 to 8.47%
Mutual funds, principally equity based	1,177		1,233
Total investments	$18,760		$21,944

Our cash balances at May 31, 2011 and February 28, 2011 include restricted cash of $2.36 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.”  The balances arise from our operations within the Venezuelan market.  Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in commercial paper, money market accounts, mutual funds and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 17 to 35 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our consolidated balance sheets.

At May 31, 2011 and February 28, 2011, we had cumulative pre-tax unrealized losses on our ARS of $1.42 and $1.34 million, respectively, which are reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheets, net of related tax effects of $0.50 and $0.46 million, respectively.  The recording of these unrealized losses is not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions.  During the three month periods ended May 31, 2011 and 2010, we liquidated $3.05 and $0.10 million, respectively, of ARS at par.

Note 16 – Repurchase of Helen of Troy Common Stock

Under the latest program approved by our Board of Directors, as of May 31, 2011, we are authorized to purchase up to 1,166,734 shares of common stock in the open market or through private transactions.  During the three month periods ended May 31, 2011 and May 31, 2010, there was no open market repurchase activity.  During the three month period ended May 31, 2011, employees tendered 26,183 shares of common stock having an aggregate market value of $0.84 million, or an average of $31.98 per share, as payment for the exercise price arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares.

On July 7, 2011, a key employee tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of 1,625,000 stock options. We accounted for this activity as a purchase and retirement of the shares at a $35.93 per share average price.

Note 17 – Share-Based Compensation Plans

We have options outstanding under two expired and two active share-based compensation plans.  The Company recorded share-based compensation expense in SG&A for the three month periods ended May 31, 2011 and 2010, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2011	2010

Stock options	$466	$407
Employee stock purchase plan	-	-
Share-based payment expense	466	407
Less income tax benefits	(25)	(25)
Share-based payment expense, net of income tax benefits	$441	$382

Earnings per share impact of share based payment expense:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

On May 17, 2011 the Board of Directors authorized and granted options for 351,500 shares of common stock at an exercise price of $32.90 per share to various officers and employees of the Company.  The fair value of the options were estimated using the Black-Scholes option pricing model to estimate fair values of $12.92 and $13.21 for grants with four and five year vesting terms, respectively.  The following assumptions were used for the four and five year grants, respectively: expected life of 4.05 and 4.35 years; risk free interest rates of 1.38 and 1.51 percent; zero dividend yield; and expected volatility of 52.41 and 51.48 percent.

A summary of option activity as of May 31, 2011, and changes during the three months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2011	2,510	$17.64	$6.40	3.05	$26,054
Granted	352	32.90
Exercised	(81)	(22.99)			685
Forfeited / expired	(36)	(28.24)
Outstanding at May 31, 2011	2,745	$19.30	$7.14	3.47	$36,119

Exercisable at May 31, 2011	2,005	$16.58	$5.85	2.11	$31,726

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this report.

ABOUT THE COMPANY

We are a global designer, developer, importer and distributor of an expanding portfolio of brand-name consumer products. We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994. We have three segments: Personal Care, Housewares and Healthcare / Home Environment. Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair care and styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, conditioners, hair treatments, foot powder, body powder, and skin care products. Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and baby and toddler care products. Our Healthcare / Home Environment segment reports the operations of Kaz, which we acquired on December 31, 2010.  The Healthcare / Home Environment segment’s products include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic insect control traps and devices. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

OVERVIEW OF THE QUARTER’S RESULTS:

Our first fiscal quarter’s net sales revenue is generally the lowest net sales revenue volume quarter of each fiscal year.  Historically, we average approximately 22 percent of the year’s total net sales revenue in this quarter.

Over our latest fiscal quarter, domestic and global economic indicators have signaled a tenuous economic recovery.  We believe that high gasoline prices, volatile capital markets, continued anemic housing starts and daily coverage of European sovereign debt issues have negatively impacted current overall consumer sentiment.  This has resulted in very modest overall year-over-year comparable retail sales gains.  In addition, the consequences of recent events, including the March 2011 Japanese earthquake’s effect on the availability of components supplied to our manufacturers, the impact of Middle East tensions and related political instabilities on fuel and transportation prices, uncertainties regarding the direction of foreign currency markets and the impact of cost increases on materials used in some of our products continue to keep us cautious regarding our outlook for fiscal 2012.

In addition, we are currently implementing certain significant and interdependent initiatives.  These include the upgrade of our Enterprise Resource Planning System and the integration of the Kaz acquisition and its supply chain.  Implementing these initiatives is complex and requires the devotion of significant time by our employees.  If complications arise in this process, we could potentially experience supply disruptions, order cancellations, loss of product placement and charge-backs as a result of late deliveries.  Accordingly, for the remainder of the fiscal year, we will focus on mitigating these risks by taking certain measures, including increasing our internal staffing and resources in key areas in order to effectively manage upgrade and integration activities, while adjusting our sourcing capabilities for expanding product offerings.

Consolidated net sales revenue for the three month period ended May 31, 2011 increased 69.5 percent to $271.47 million, compared to $160.15 million for the same period last year.  Net sales revenue in our Personal Care segment was up $10.49 million, or 9.3 percent, for the three month period ended May 31, 2011, when compared to the same period last year.  Growth in the Personal Care segment came from an additional month of net sales revenue of $6.51 million, or 5.8 percent, from the March 31, 2010 acquisition of Pert and Sure, when compared with the same period last year, and year-over-year growth in our core business of $3.98 million, or 3.5 percent.  Net sales revenue in our Housewares segment was up 10.5 percent for the three month period ended May 31, 2011, when compared to the same period last year.  The Housewares segment’s growth was fueled by shipments of its new OXO tot baby and toddler product lines and expanded shelf space with a key retail account.  The Healthcare / Home Environment segment reported net sales revenue totaling $95.80 million for the three month period ended May 31, 2011.  On a pro forma basis, the segment experienced net sales revenue growth of 7.2 percent, when compared to the same period last year, prior to the acquisition.

In addition to our net sales revenue performance discussed above, key items for the three month period ended May 31, 2011 include the following:

•                  Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended May 31, 2011 decreased 4.7 percentage points to 40.5 percent compared to 45.2 percent for the same period last year.  The decline in our margin was primarily due to the dilutive impact of the Healthcare / Home Environment segment, which we acquired on December 31, 2010, whose overall gross profit margin is below those of our other two segments.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue decreased by 1.5 percentage points to 29.2 percent for the three months ended May 31, 2011, compared to 30.7 percent for the same period last year.

•                  For the three month period ended May 31, 2011, operating income before impairments was $30.65 million compared to $23.23 million for the same period last year.

•                  For the three month period ended May 31, 2011, our net income was $24.61 million compared to $18.39 million for the same period last year, an increase of 33.8 percent.  Our diluted earnings per share was $0.78 for the three month period ended May 31, 2011, compared to $0.59 for the same period last year, an increase of 32.2 percent.

RESULTS OF OPERATIONS

Comparison of the three month period ended May 31, 2011 to the three month period ended May 31, 2010

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended May 31,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Sales revenue, net
Personal Care	$122,718	$112,228	$10,490	9.3%	45.2%	70.1%
Housewares	52,946	47,925	5,021	10.5%	19.5%	29.9%
Healthcare / Home Environment	95,803	-	95,803	*	35.3%	0.0%
Total sales revenue, net	271,467	160,153	111,314	69.5%	100.0%	100.0%

Cost of goods sold	161,554	87,726	73,828	84.2%	59.5%	54.8%
Gross profit	109,913	72,427	37,486	51.8%	40.5%	45.2%

Selling, general, and administrative expense	79,259	49,194	30,065	61.1%	29.2%	30.7%
Operating income before impairments	30,654	23,233	7,421	31.9%	11.3%	14.5%

Asset impairment charges	-	501	(501)	*	0.0%	0.3%
Operating income	30,654	22,732	7,922	34.8%	11.3%	14.2%

Other income (expense):
Nonoperating income, net	143	170	(27)	-15.9%	0.1%	0.1%
Interest expense	(3,429)	(2,160)	(1,269)	58.8%	-1.3%	-1.3%
Total other income (expense)	(3,286)	(1,990)	(1,296)	65.1%	-1.2%	-1.2%

Income before income taxes	27,368	20,742	6,626	31.9%	10.1%	13.0%

Income tax expense	2,763	2,355	408	17.3%	1.1%	1.5%
Net income	$24,605	$18,387	$6,218	33.8%	9.1%	11.5%

*    Calculation is not meaningful

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended May 31, 2011 increased 69.5 percent to $271.47 million, compared to $160.15 million for the same period last year.   Net sales revenue for the three months ended May 31, 2011 includes sales results totaling $95.80 million from our recent acquisition of Kaz on December 31, 2010, which is reported as our Healthcare / Home Environment segment.  Our Personal Care segment contributed growth of $10.49 million, or 6.6 percentage points, to consolidated net sales revenue for the three month period ended May 31, 2011, when compared to the same period last year. Our Housewares segment contributed growth of $5.02 million, or 3.1 percentage points, to consolidated net sales revenue for the three month period ended May 31, 2011, when compared to the same period last year.

Impact of acquistions on net sales revenue:

Net sales revenue from acquisitions, principally the Kaz acquisition on December 31, 2010, contributed 63.9 percentage points to our consolidated net sales revenue growth for the three month period ended May 31, 2011.  Kaz’s results are reported as the Healthcare / Home Environment segment and accounted for 59.8 percentage points, or $95.80 million, of consolidated net sales revenue growth for the fiscal quarter. Net sales revenue from acquisitions also included one month of net sales revenue from our Pert Plus hair care and Sure antiperspirant and deodorant product lines acquired on March 31, 2010. The Pert Plus and Sure product lines contributed 4.1 percentage points, or $6.51 million, of consolidated net sales revenue growth.  Organic growth came from our core business (business owned and operated over the same fiscal period last year) which contributed 5.6 percentage points, or $9.00 million, of consolidated net sales revenue growth for the three month period ended May 31, 2011, when compared to the same period last year.  All of our core business major product groups provided year-over-year net sales revenue growth.   The following table sets forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended May 31,
	2011	2010

Prior year’s sales revenue, net	$160,153	$143,873

Components of net sales revenue change
Core business	8,998	3,044
Incremental net sales revenue from acquisitions:
Infusium (one month in fiscal 2011)	-	2,366
Pert Plus & Sure (one and two months in fiscal 2012 and 2011, respectively)	6,513	10,870
Healthcare / Home Environment (three months in fiscal 2012)	95,803	-
Change in sales revenue, net	111,314	16,280
Sales revenue, net	$271,467	$160,153

Total net sales revenue growth	69.5%	11.3%
Core business	5.6%	2.1%
Acquisitions	63.9%	9.2%

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

Impact of foreign currencies on net sales revenue:

During the three month periods ended May 31, 2011 and 2010, we transacted approximately 20 and 14 percent, respectively, of our net sales revenues in foreign currencies. These were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three month period ended May 31, 2011, the impact of net foreign currency exchange rates increased our international net sales revenue by approximately $3.60 million.  Most of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

Segment net sales revenue:

We operate our business under three segments: Personal Care, Housewares and Healthcare / Home Environment. Our Personal Care segment’s products include hair dryers, straighteners, curling irons, hairsetters, shavers, mirrors, hot air brushes, home hair clippers and trimmers, paraffin baths, massage cushions, footbaths, body massagers, brushes, combs, hair accessories, liquid and aerosol hair styling products, men’s fragrances, men’s and women’s antiperspirants and deodorants, liquid and bar soaps, shampoos, conditioners, hair treatments, foot powder, body powder, and skin care products.  Our Housewares segment reports the operations of the OXO family of brands whose products include kitchen tools, cutlery, bar and wine accessories, household cleaning tools, food storage containers, tea kettles, trash cans, storage and organization products, hand tools, gardening tools, kitchen mitts and trivets, barbeque tools and baby and toddler care products. The Healthcare / Home Environment segment reports the operating results from Kaz, which we acquired on December 31, 2010. Kaz is a provider of a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Significant products of the segment include humidifiers, de-humidifiers, vaporizers, thermometers, air purifiers, fans, portable heaters, heating pads and electronic insect control traps and devices.  The following table sets forth, for the periods indicated our net sales revenue and the impact of volume and price mix changes for each segment:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Quarter Ended May 31,		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$122,718	$112,228	$5,601	$4,889	$10,490	5.0%	4.4%	9.3%
Housewares	52,946	47,925	3,310	1,711	5,021	6.9%	3.6%	10.5%
Healthcare / Home Environment (three months in fiscal 2012)	95,803	-	95,803	-	95,803	*	*	*
Total sales revenue, net	$271,467	$160,153	$104,714	$6,600	$111,314	65.4%	4.1%	69.5%

*    Calculation is not meaningful

Personal Care Segment - Net sales revenue in the Personal Care segment for the three months ended May 31, 2011 increased $10.49 million, or 9.3 percent, to $122.72 million compared with $112.23 million for the same period last year.  Net sales revenue increases came from all major product categories within the segment.  Organic growth from our core business contributed 3.5 percentage points of the segment’s net sales revenue growth, or $3.98 million. The balance of 5.8 percentage points in segment net sales revenue growth was provided by an additional month of net sales revenue from the Pert Plus and Sure product lines, when compared with the same period last year (which only included two months revenue, due to Pert Plus and Sure being acquired on March 31, 2010).

We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment – Net sales revenue in the Housewares segment for the three months ended May 31, 2011 increased $5.02 million, or 10.5 percent, to $52.95 million compared with $47.93 million for the same period last year.  While our Housewares segment has expanded distribution somewhat, growth was fueled by shipments of its new OXO tot baby and toddler product lines and expanded shelf space with a key retail account.

Future net sales revenue growth in this segment of our business continues to be dependent on new product innovation, continued product line expansion, new sources of distribution, geographic expansion and the retail economic environment. While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth that it has historically experienced. We continue to expect net sales revenue annual growth rates for the segment to stabilize around mid to high single digits in fiscal 2012.

Healthcare / Home Environment -- The Healthcare / Home Environment segment reflects three months of operating results from Kaz, which we acquired on December 31, 2010.  Net sales revenue was $95.80 million for the three month period ended May 31, 2011, which reflects growth of 7.2 percent when measured on a pro forma basis in comparison to the same period last year, prior to acquisition.  Net sales growth in the segment was fueled by new product introductions in the thermometer and humidifier product categories and expanded shelf space with a key retail account.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended May 31, 2011 decreased 4.7 percentage points to 40.5 percent compared to 45.2 percent for the same period last year.  The decline in our margin was primarily due to the dilutive impact of the Healthcare / Home Environment segment, whose overall gross profit margin is below those of our other two segments.

Our product sourcing mix is heavily dependent on imports from China.  China has moved its currency off a peg to the U.S. dollar, which will likely result in an appreciation move and increase our product costs over time.  In addition, there have been recent increases across all segments in raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the gross profit margin for the remainder of fiscal 2012.

Selling, general and administrative expense:

SG&A decreased 1.5 percentage points to 29.2 percent of net sales revenue for the three month period ended May 31, 2011, compared to 30.7 percent for the same period last year. The year-over-year decrease in SG&A as a percentage of net sales revenue is primarily due to:

•                  Transition service fees incurred during the fiscal quarter ended May 31, 2010 in connection with the acquisition of the Pert Plus and Sure brands which we did not incur during the fiscal quarter ended May 31, 2011; and

•                  The impact of Kaz, which operated on lower SG&A as a percentage of net sales revenue for the fiscal quarter ended May 31, 2011 than the Company’s consolidated SG&A as a percentage of net sales revenue for the same period last year.

These decreases were partially offset by higher amortization expense as a result of the Kaz acquisition.

Operating income (loss) before impairment by segment:

The following table sets forth, for the periods indicated, our operating income before impairment charges by segment, as a year-over-year percentage change, and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME (LOSS) BEFORE IMPAIRMENT BY SEGMENT

(dollars in thousands)

	Quarter Ended May 31,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Personal Care	$19,852	$13,583	$6,269	46.2%	16.2%	12.1%
Housewares	10,865	9,650	1,215	12.6%	20.5%	20.1%
Healthcare / Home Environment	(63)	-	(63)	*	-0.1%	0.0%
Total operating income (loss) before impairments	$30,654	$23,233	$7,421	31.9%	11.3%	14.5%

*    Calculation is not meaningful

We compute operating income before impairment for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment, not including impairment charges. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  For the three month period ended May 31, 2011, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  This allocation totaled $1.50 million for the first quarter of this fiscal year. As we continue to further integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions that will likely be shared between segments.  When we decide such operating cost allocations are appropriate, there may be some additional reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.

The Personal Care segment’s operating income before impairment charges increased $6.27 million, or 46.2 percent, for the three months ended May 31, 2011 compared to the same period last year.  The improvement was due to net sales revenue increases across all major product categories combined with overall improvements in gross profit margins.

The Housewares segment’s operating income before impairment charges increased $1.22 million, or 12.6 percent, for the three months ended May 31, 2011, when compared to the same period last year. The increase in operating income is principally due to an increase in net sales revenue of $5.02 million over the same three month period last year.

The Healthcare / Home Environment segment reported a slight operating loss for the three months ended May 31, 2011 reflecting the seasonal nature of the business. The quarterly period ending in May has historically been Kaz’s weakest of the year in terms of net sales revenue and operating margin. We do not expect the segment’s operating loss for the quarter ended May 31, 2011 to be reflective of its full year results for fiscal 2012.  The segment also operates on a lower overall gross profit margin than the Personal Care and Housewares segments, which is the principal reason for its lower overall operating profit.

Impairment Charges:

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount.

As a result of its testing during the fiscal quarter ended May 31, 2011, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

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

Interest expense and nonoperating income (expense), net:

Interest expense for the three month period ended May 31, 2011 was $3.43 million compared to $2.16 million for the same period last year.  Interest expense was higher when compared to the same period last year primarily due to the increase in floating-rate short- and fixed-rate long-term debt outstanding which was used to finance the acquisition of Kaz.

Nonoperating income (expense), net, for the three month period ended May 31, 2011 was $0.14 million compared to $0.17 million for the same period last year.

Income tax expense:

Income tax expense for the three month period ended May 31, 2011 was 10.1 percent of income before income taxes compared to 11.4 percent for the same period last year.  The fluctuations in our effective tax rate, when significant for the periods under comparison, are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2003, 2004, 2006, 2007 and 2008 are currently under examination. The IRS has issued a notice of proposed adjustment for the 2006 tax year, which is currently under appeal. The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position. The IRS has not proposed any adjustments for the other tax years under examination.

Net income:

For the three month period ended May 31, 2011, our net income was $24.61 million compared $18.39 million for the same period last year, an increase of 33.8 percent.  Our diluted earnings per share was $0.78 for the three month period ended May 31, 2011 compared to $0.59 for the same period last year, an increase of 32.2 percent.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the three month periods ended May 31, 2011 and 2010 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended May 31,
	2011	2010

Accounts Receivable Turnover (Days) (1)	63.8	65.0
Inventory Turnover (Times) (1)	2.8	2.6
Working Capital (in thousands)	$150,212	$214,408
Current Ratio	1.5 : 1	3.1 : 1
Debt to Equity Ratio (2)	40.0%	22.1%
Return on Average Equity (1)	15.1%	13.4%

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

(2)       Debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit”, “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”

Operating activities:

Operating activities provided $4.42 million of cash during the first three months of fiscal 2012, compared to $4.85 million of cash provided during the same period in fiscal 2011.

Accounts receivable increased $9.36 million to $197.76 million as of May 31, 2011, compared to $188.40 million at the end of fiscal 2011.  The increase was due to our overall growth in net sales revenue when compared to the immediately preceding quarter.  Accounts receivable turnover improved to 63.8 days at May 31, 2011 from 65.0 days at May 31, 2010.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $11.00 million to $228.23 million as of May 31, 2011, compared to $217.23 million at the end of fiscal 2011.  Inventory turnover was 2.8 times at May 31, 2011 compared to 2.6 times at May 31, 2010.  The increase in inventories reflects a normal seasonal build up in anticipation of our heavy shipping season which begins in early August and continues through November.

Working capital was $150.21 million at May 31, 2011, compared to $214.41 million at May 31, 2010.  Our current ratio decreased to 1.5:1 at May 31, 2011, compared to 3.1:1 at May 31, 2010. The decrease in our working capital and current ratio was primarily due to the following:

•                  $50.00 million of long-term debt scheduled to mature in June 2011 became classified as a current liability during the quarter ended August 31, 2010, and

•                  A net decrease in cash and increase in short-term debt, due to the use of cash on hand and our revolving line of credit to fund the Kaz acquisition.

Investing activities:

Investing activities provided $1.04 million of cash during the three months ended May 31, 2011. Highlights of those activities follow:

•                  We spent $1.08 million on molds and tooling, $0.80 million on information technology infrastructure and $0.06 million on the development of new patents.

•                  We sold or redeemed at par $3.05 million of ARS.

Financing activities:

Financing activities used $16.62 million of cash during the three months ended May 31, 2011.  Highlights of those activities follow:

•                  We had draws of $142.70 million against our line of credit.

•                  We repaid $160.50 million drawn against our line of credit.

•                  Employees exercised options to purchase 80,990 shares of common stock, providing $1.21 million of cash, including related tax benefits.

Revolving Line of Credit Agreement and Other Debt Agreements:

On December 30, 2010, we entered into a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured revolving commitment of up to $150.00 million, subject to certain terms and limitations described below. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar for dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of May 31, 2011, there were $53.20 million in revolving loans and $1.50 million of open letters of credit outstanding against the 2010 RCA. For the three months ended May 31, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.95 to 4.00 percent.  As of May 31, 2011, the amount available for borrowings under the 2010 RCA was $95.30 million.

On January 12, 2011, the Company and certain of its subsidiaries entered into a Note Purchase Agreement which provided for the issuance and sale of $100.00 million of 3.90 percent Senior Notes of Helen of Troy, L.P. (the “borrower”), due January 12, 2018 (the “Notes”). The borrower’s obligations under the Notes are unsecured, and all obligations under the Note Purchase Agreement and the Notes were unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. The Company used the proceeds of the Notes to repay all outstanding borrowings under a term loan credit agreement dated December 30, 2010 with Bank of America, N.A. that was used as short-term bridge financing for the Kaz acquisition.

The Notes bear interest, payable semi-annually in arrears on January 12 and July 12 of each year at a rate of 3.90% per annum. The first interest payment is due on July 12, 2011. Principal payments of $20.00 million (or, if applicable, such lesser principal amount then outstanding) are due on January 12, 2014 and each anniversary thereafter through January 12, 2017, with the remaining outstanding balance due at maturity. The borrower may redeem the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Note Purchase Agreement also contains customary events of default, including failure to pay principal or interest on the Notes when due, among others. Upon an event of default under the Note Purchase Agreement, the holders may, among other things, accelerate the maturity of any amounts outstanding under the Notes.  In addition, at May 31, 2011, we had an aggregate principal balance of $131.00 million of term debt from prior year’s financings with varying maturities due through June 2014.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum consolidated net worth.  The table below provides the formulas for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	2010 RCA	$125 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes and $6 Million 7.24% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	$530 Million + 100% of Increase in Equity Due to Sale of Equity Interests After August 31, 2010 + 40% of Fiscal Quarter Net Earnings After August 31, 2010 (1)	$260 Million + 25% of Fiscal Quarter Net Earnings After February 29, 2004 (1)	$500 Million + 25% of Fiscal Quarter Net Earnings After November 30, 2010 (1)
Interest Coverage Ratio	EBIT (2) ÷ Interest Expense (2)	None	EBIT (2) ÷ Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3) ÷ [EBITDA (2) + Pro Forma Effect of Acquisitions]	Total Current and Long Term Debt (3) ÷ Total Capitalization (3)	Total Current and Long Term Debt (3) ÷ [ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:
(1) Excluding any fiscal quarter net losses.
(2) Computed using totals for the latest reported four consecutive fiscal quarters.
(3) Computed using the ending balances as of the latest reported fiscal quarter.

Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends. As of May 31, 2011, all our debt agreements effectively limited our ability to incur more than an estimated $199.70 million of additional debt from all sources, including draws on the 2010 RCA. We are currently in compliance with the terms of our debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at May 31, 2011, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2012	2013	2014	2015	2016	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$106,000	$3,000	$3,000	$20,000	$20,000	$20,000	$40,000
Term debt - floating rate (1) (2)	125,000	50,000	-	-	75,000	-	-
Long-term incentive plan payouts	4,391	2,617	1,480	294	-	-	-
Interest on fixed rate debt	18,244	4,144	3,927	3,594	2,815	2,035	1,729
Interest on floating rate debt (1)	14,144	4,753	4,508	4,507	376	-	-
Open purchase orders	212,649	212,649	-	-	-	-	-
Minimum royalty payments	102,761	16,997	14,854	12,966	10,725	7,744	39,475
Advertising and promotional	74,257	10,952	5,942	5,411	5,296	5,482	41,174
Operating leases	20,240	4,828	3,993	3,471	3,249	1,930	2,769
Capital spending commitments	8,166	8,166	-	-	-	-	-
Total contractual obligations (3)	$685,852	$318,106	$37,704	$50,243	$117,461	$37,191	$125,147

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

(2)       In June 2011, $50.00 million of principal on our 7 year Senior Notes were repaid at maturity.

(3)       In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2011, we have recorded a provision for our uncertain tax positions of $2.93 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

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

The Company may elect to repurchase additional common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2011. There have been no material changes to the Company’s critical accounting policies from the information provided in our Form 10-K.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable, and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2011 and 2010, approximately 20 and 14 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of May 31, 2011 is both floating and fixed.  Fixed rates are in place on $106.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $53.20 million in advances against our 2010 RCA and $125 million of Senior Notes.  If short term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes reset as described in Note 13 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using interest rate swaps, as described below.

Our levels of debt, certain additional draws against the 2010 RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile. We manage our floating rate term debt using interest rate swaps.  As of May 31, 2011, we had two swaps that converted an aggregate notional principal of $125.00 million from floating interest rate payments under our 7 and 10 year Senior Notes to fixed interest rate payments at 5.89 and 6.01 percent, respectively.  In the swap transactions, we maintain two contracts to pay fixed rates of interest on an aggregate notional principal amount of $125 million at rates of 5.04 and 5.11 percent on our 7 and 10 year Senior Notes, respectively, while simultaneously receiving floating rate interest payments set at 0.31 percent as of May 31, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  These swaps are used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with swaps. The swaps are considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at May 31, 2011 and February 28, 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

May 31, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$298	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	243	239
Foreign currency contracts - sell Euros	Cash flow	2/2012	€4,000	532	-
Subtotal				1,073	239

Interest rate swaps	Cash flow	6/2014	$125,000	4,244	6,297
Total fair value				$5,317	$6,536

February 28, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	374	-
Subtotal				779	191

Interest rate swaps	Cash flow	6/2014	$125,000	3,785	5,840
Total fair value				$4,564	$6,031

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

Risks inherent in cash, cash equivalents, and investment holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk, and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of BAA3 to AAA rated ARS and mutual funds.  The following table summarizes our cash, cash equivalents, and investments we held at May 31, 2011 and February 28, 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	May 31, 2011		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$9,920	0.00 to 1.60%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,358	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	1,850	0.08 to 0.09%	1,560	0.13%
Money market funds	1,909	0.01 to 4.20%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$16,037		$27,193

Investments:
Auction rate securities	$17,583	0.00 to 2.85%	$20,711	1.76 to 8.47%
Mutual funds, principally equity based	1,177		1,233
Total investments	$18,760		$21,944

Our cash balances at May 31, 2011 and February 28, 2011 include restricted cash of $2.36 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market. Until we are able to officially repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in commercial paper, money market accounts, mutual funds and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our commercial paper and ARS are from issuers with high credit ratings; therefore, we believe the commercial paper and ARS do not present a significant credit risk.

We hold investments in ARS collateralized by student loans (with underlying maturities from 17 to 35 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  ARS are currently classified as non-current assets held for sale under the heading “Other assets” in our consolidated balance sheets.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2011 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others:

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

•                  expectations regarding the acquisition of Kaz, the Pert Plus and Sure brands and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2011.  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Kaz, which we acquired on December 31, 2010, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets resulting from this acquisition constituted approximately 32.4 percent of consolidated assets as of May 31, 2011, 35.3 percent of consolidated net sales revenue and (0.2) percent of consolidated operating income (loss) for the quarter then ended.  Based upon that evaluation, which excluded the internal control over financial reporting of Kaz, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2011, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2011.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the latest program approved by our Board of Directors, as of May 31, 2011, we are authorized to purchase up to 1,166,734 shares of common stock in the open market or through private transactions.  During the three month periods ended May 31, 2011 and May 31, 2010, there was no open market repurchase activity.  During the three month period ended May 31, 2011, employees tendered 26,183 shares of common stock having an aggregate market value of $0.84 million, or an average of $31.98 per share, as payment for the exercise price arising from the exercise of options. We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for the three months ended May 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2011

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2011	806	$27.85	806	1,192,111
April 1 through April 30, 2011	914	29.51	914	1,191,197
May 1 through May 31, 2011	24,463	32.21	24,463	1,166,734
Total	26,183	$31.98	26,183	1,166,734

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 11, 2011	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: July 11, 2011	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: July 11, 2011	/s/ Richard J. Oppenheim
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