Form 10-Q
period 2011-08-31
HELEN OF TROY LTD
filed 2011-10-07
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 4, 2011
Common Shares, $0.10 par value, per share	31,583,421 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	August 31,	February 28,
	2011	2011

Assets
Asset, current:
Cash and cash equivalents	$25,138	$27,193
Investments, at market value	19,342	1,233
Receivables - principally trade, less allowances of $7,782 and $4,148	200,649	188,404
Inventory, net	257,610	217,230
Prepaid expenses	8,530	5,149
Income taxes receivable	1,237	2,399
Deferred tax assets, net	15,804	18,843
Total assets, current	528,310	460,451

Property and equipment, net of accumulated depreciation of $69,053 and $65,428	85,127	82,487
Goodwill	356,202	356,242
Other intangible assets, net of accumulated amortization of $44,978 and $36,083	296,196	304,705
Deferred tax assets, net	2,640	-
Other assets, net of accumulated amortization of $3,388 and $4,096	14,531	36,639
Total assets	$1,283,006	$1,240,524

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$105,000	$71,000
Accounts payable, principally trade	104,715	73,321
Accrued expenses and other current liabilities	127,701	141,620
Deferred tax liabilities, net	1,217	-
Long-term debt, current maturities	3,000	53,000
Total liabilities, current	341,633	338,941

Deferred compensation liability	3,745	4,712
Other liabilities, noncurrent	1,747	1,594
Deferred tax liabilities, net	25,040	23,216
Long-term debt, excluding current maturities	175,000	178,000
Liability for uncertain tax positions	3,112	2,481
Derivative liabilities, noncurrent	6,884	6,031
Total liabilities	557,161	554,975

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,582,919 and 30,838,860 shares issued and outstanding	3,158	3,084
Additional paid in capital	143,215	130,015
Accumulated other comprehensive loss	(6,985)	(7,850)
Retained earnings	586,457	560,300
Total stockholders’ equity	725,845	685,549
Total liabilities and stockholders’ equity	$1,283,006	$1,240,524

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Sales revenue, net	$277,420	$174,823	$548,887	$334,976
Cost of goods sold	165,138	94,547	326,692	182,273
Gross profit	112,282	80,276	222,195	152,703

Selling, general, and administrative expense	81,933	52,621	161,192	101,815
Operating income before impairments	30,349	27,655	61,003	50,888

Asset impairment charges	-	-	-	501
Operating income	30,349	27,655	61,003	50,387

Nonoperating income (expense), net	(658)	164	(515)	334
Interest expense	(3,265)	(2,136)	(6,694)	(4,296)
Income before income taxes	26,426	25,683	53,794	46,425

Income tax expense (benefit):
Current	1,044	3,485	2,434	5,174
Deferred	1,789	(1,275)	3,162	(609)
Net income	$23,593	$23,473	$48,198	$41,860

Earnings per share:
Basic	$0.75	$0.77	$1.55	$1.37
Diluted	$0.74	$0.75	$1.52	$1.34

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,292	30,642	31,074	30,637
Diluted	31,731	31,230	31,696	31,292

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2011	2010

Net cash provided by operating activities:
Net income	$48,198	$41,860
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,691	8,306
Provision for doubtful receivables	225	(49)
Share-based compensation	1,163	1,145
Intangible asset impairment charges	-	501
(Gain) loss on the sale of property and equipment	(84)	49
Unrealized loss on investments	756	-
Deferred income taxes and tax credits	3,114	(661)
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables	(12,411)	(3,953)
Inventories	(40,380)	(38,592)
Prepaid expenses	(3,382)	(1,700)
Other assets	(796)	(1,061)
Accounts payable	31,394	7,954
Accrued expenses and other current liabilities	(13,994)	(2,192)
Accrued income taxes	1,792	172
Net cash provided by operating activities	29,286	11,779

Net cash used in investing activities:
Capital, license, trademark, and other intangible expenditures	(6,979)	(1,999)
Proceeds from the sale of property and equipment	1,438	63
Proceeds from sale of investments	3,100	200
Payments to acquire businesses	-	(69,000)
Net cash used in investing activities	(2,441)	(70,736)

Net cash used in financing activities:
Proceeds from line of credit	485,500	-
Repayment of line of credit	(451,500)	-
Repayment of long-term debt	(53,000)	(3,000)
Payments of financing costs	(25)	-
Proceeds from exercise of stock options and employee stock purchases, net	2,671	2,617
Payments for repurchases of common stock	-	(1,799)
Payment of tax obligations resulting from cashless option exercise	(12,546)	-
Net cash used in financing activities	(28,900)	(2,182)
Net decrease in cash and cash equivalents	(2,055)	(61,139)
Cash and cash equivalents, beginning balance	27,193	110,208
Cash and cash equivalents, ending balance	$25,138	$49,069

Supplemental cash flow information:
Interest paid	$6,844	$4,208
Income taxes paid, net of refunds	$894	$4,943
Value of common stock received as exercise price of options	$25,613	$-
Transfer of auction rate securities from non-current assets to investments	$18,950	$-

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

August 31, 2011

Note 1 - Basis of Presentation and Conventions Used in this Report

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2011 and February 28, 2011, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2011 and 2010. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2011, and our other reports on file with the Securities and Exchange Commission (“SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us,” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010. Kaz is its own segment within the Company referred to as the “Healthcare / Home Environment” segment. References to “OXO” refer to the operations of OXO International and certain affiliated subsidiaries that comprise the Housewares segment of the Company’s business. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB.

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

Note 4 – Earnings per Share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive securities.   Our dilutive securities consist entirely of outstanding options for common stock that were “in-the-money,” meaning that the exercise price of the options was less than the average market price of our common stock during the period reported.  “Out-of-the-money” options are outstanding options to purchase common stock that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common stock during the period reported.  Thus, their effect would be antidilutive. The effect of dilutive securities was approximately 439,200 and 621,300 shares of common stock for the three- and six-month periods ended August 31, 2011, respectively, and 588,000 and 654,500 shares of common stock

for the three- and six-month periods ended August 31, 2010, respectively.   Options to purchase common stock that were antidilutive totaled approximately 364,500 and 385,875 shares for the three- and six-month periods ended August 31, 2011, respectively, and 852,300 and 666,900 shares for the three- and six-month periods ended August 31, 2010, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income, net of tax, for each of the periods covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Net income	$23,593	$23,473	$48,198	$41,860
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	167	(1,141)	(333)	(742)
Cash flow hedges - foreign currency, net of tax (2)	504	(443)	314	429
Unrealized gain (loss) - auction rate securities, net of tax (3)	921	(158)	884	(2)
Comprehensive income, net of tax	$25,185	$21,731	$49,063	$41,545

The components of accumulated other comprehensive loss, net of tax, for the periods covered by our consolidated condensed balance sheets are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	August 31,	February 28,
	2011	2011

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(6,685)	$(6,352)
Unrealized holding losses on cash flow hedges - foreign currency, net of tax (2)	(300)	(614)
Temporary impairment loss on auction rate securities, net of tax (3)	-	(884)
Total accumulated other comprehensive loss	$(6,985)	$(7,850)

(1)  The change in unrealized loss on interest rate swap cash flow hedges is recorded net of tax benefit (expense) of ($0.09) and $0.33 million for the three- and six-month periods ended August 31, 2011, respectively, and $0.59 and $0.38 million for the three- and six-month periods ended August 31, 2010, respectively. The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss includes net deferred tax benefits of $3.60 and $3.27 million at August 31, 2011 and February 28, 2011, respectively.

(2)  The change in unrealized loss on foreign currency cash flow hedges is recorded net of tax benefit (expense) of ($0.24) and ($0.15) million for the three- and six-month periods ended August 31, 2011, respectively, and $0.18 and ($0.23) million for the three- and six-month periods ended August 31, 2010, respectively. The unrealized holding loss on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.15 and $0.30 million at August 31, 2011 and February 28, 2011, respectively.

(3) The change in temporary impairment loss on auction rate securities is recorded net of tax benefit (expense) of ($0.50) and ($0.46) million for the three- and six-month periods ended August 31, 2011, respectively, and $0.08 and $0.00 million for the three- and six-month periods ended August 31, 2010, respectively. The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.00 and $0.46 million at August 31, 2011 and February 28, 2011, respectively. Note 18 provides further information about a tentative agreement to sell these securities subsequent to the balance sheet date.

Note 6 – Segment Information

In the tables that follow, we present three segments: Personal Care, Housewares and Healthcare / Home Environment. Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. Our Housewares segment reports the operations of the OXO family of brands, which provide a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment reports the operations of Kaz, which we acquired on December 31, 2010, as further discussed in Note 9 to these consolidated condensed financial statements. This segment focuses on health care devices such as thermometers, humidifiers and heating pads, and small domestic appliances such as air purifiers, portable heaters, fans, and bug zappers.

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

(in thousands)

	Personal		Healthcare /
August 31, 2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$115,296	$63,848	$98,276	$277,420
Operating income	11,155	11,973	7,221	30,349
Capital, license, trademark and other intangible expenditures	3,736	385	822	4,943
Depreciation and amortization	2,582	1,398	2,617	6,597

	Personal		Healthcare /
August 31, 2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$119,119	$55,704	$-	$174,823
Operating income	14,743	12,912	-	27,655
Capital, license, trademark and other intangible expenditures	625	588	-	1,213
Depreciation and amortization	2,641	1,582	-	4,223

SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

(in thousands)

	Personal		Healthcare /
August 31, 2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$238,014	$116,794	$194,079	$548,887
Operating income	31,007	22,838	7,158	61,003
Capital, license, trademark and other intangible expenditures	4,633	965	1,381	6,979
Depreciation and amortization	5,243	2,839	5,609	13,691

	Personal		Healthcare /
August 31, 2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$231,347	$103,629	$-	$334,976
Operating income before impairment	28,326	22,562	-	50,888
Asset impairment charges	501	-	-	501
Operating income	27,825	22,562	-	50,387
Capital, license, trademark and other intangible expenditures	921	1,078	-	1,999
Depreciation and amortization	5,230	3,076	-	8,306

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”) and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  Beginning in fiscal 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  For the three- and six-month periods ended August 31, 2011, these allocations totaled $1.51 and $3.01 million, respectively.  As we continue to integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions that will likely be shared between segments.  As we decide such operating cost allocations are appropriate, there may be some additional reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.  We do not allocate other items of income and expense, including income taxes to operating segments.

The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT AUGUST 31, 2011 AND FEBRUARY 28, 2011

(in thousands)

	Personal		Healthcare /
	Care	Housewares	Home Environment	Total

August 31, 2011	$496,995	$373,406	$412,605	$1,283,006
February 28, 2011	474,344	363,128	403,052	1,240,524

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2011	2011

Land	-	$9,073	$9,073
Building and improvements	3 - 40	65,617	65,605
Computer and other equipment	3 - 10	47,633	47,171
Tools, dies and molds	1 - 3	16,501	13,080
Transportation equipment	3 - 5	118	118
Furniture and fixtures	5 - 15	8,697	8,668
Construction in progress	-	6,541	4,200
Property and equipment, gross		154,180	147,915
Less accumulated depreciation		(69,053)	(65,428)
Property and equipment, net		$85,127	$82,487

Depreciation expense was $1.90 and $4.22 million for the three- and six- month periods ended August 31, 2011, respectively, and $2.04 and $4.10 million for the three- and six- month periods ended August 31, 2010, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $1.42 and $2.81 million for the three- and six- month periods ended August 31, 2011, respectively, and $0.45 and $1.02 million for the three- and six- month periods ended August 31, 2010, respectively.

Note 8 – Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal 2012 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2012.  As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

	August 31, 2011				February 28, 2011
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description / Life	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,841	$(46,490)	$-	$35,351	$81,901	$(46,490)	$-	$35,411
Trademarks - indefinite	75,303	-	-	75,303	75,303	-	-	75,303
Trademarks - finite	150	-	(65)	85	150	-	(62)	88
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	19,564	-	(15,710)	3,854	19,564	-	(15,450)	4,114
Other intangibles - finite	49,437	-	(12,030)	37,407	49,401	-	(9,048)	40,353
Total Personal Care	236,595	(46,490)	(27,805)	162,300	236,619	(46,490)	(24,560)	165,569

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	19,370	-	(10,639)	8,731	19,320	-	(9,893)	9,427
Total Housewares	260,701	-	(10,639)	250,062	260,651	-	(9,893)	250,758

Healthcare / Home Environment:
Goodwill	154,720	-	-	154,720	154,700	-	-	154,700
Other Intangibles - finite	91,850	-	(6,534)	85,316	91,550	-	(1,630)	89,920
Total Healthcare / Home Environment	246,570	-	(6,534)	240,036	246,250	-	(1,630)	244,620

Total	$743,866	$(46,490)	$(44,978)	$652,398	$743,520	$(46,490)	$(36,083)	$660,947

The following table summarizes the amortization expense attributable to intangible assets for the three- and six- month periods ended August 31, 2011 and 2010, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2012 through 2017.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

August 31, 2011	$4,492
August 31, 2010	$2,118

Aggregate Amortization Expense
For the six months ended

August 31, 2011	$9,049
August 31, 2010	$4,089

Estimated Amortization Expense
For the fiscal years ended

February 2012	$18,296
February 2013	$18,138
February 2014	$17,548
February 2015	$17,006
February 2016	$16,756
February 2017	$15,972

NOTE 9 - Acquisitions

Kaz, Inc. Acquisition – On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz. Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments. The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt. Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, Smart-Temp, SoftHeat, Honeywell, Duracraft, Protec, Stinger and Nosquito.  The acquisition helps broaden the Company’s geographic footprint, increase our mutual significance with common customers and vendors, and expand our customer base worldwide.

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 10.25 percent weighted average cost of capital, royalty rates ranging from 2.00 to 3.50 percent used in the determination of patent values and customer attrition rates of 10.00 percent per year used in the determination of customer list values.

Gross receivables of $77.49 million have been recorded in the transaction. We estimated that $6.70 million of gross receivables would not be collected and recorded the acquired receivables at their estimated fair value of $70.79 million. Since these receivables were recorded at a fair value which contemplated their ultimate collectability, no additional allowances for collectability needed to be recorded against acquired receivables while they remained on our balance sheets.  As of August 31, 2011, allowances totaling $3.95 million have been established against Kaz’s post acquisition trade receivables.  These allowances are included in the $7.78 million of receivables allowance shown parenthetically in the accompanying consolidated balance sheet at August 31, 2011.

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

Note 10 – Short-Term Debt

We have a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $150.00 million, subject to certain terms and limitations as described below. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of August 31, 2011, there were $105.00 million in revolving loans and $0.34 million of open letters of credit outstanding against the 2010 RCA.  For the three- and six-months ended August 31, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.94 to 4.00.  As of August 31, 2011, the amount available for borrowings under the 2010 RCA was $44.66 million.

The 2010 RCA and our other debt agreements require the maintenance of maximum debt leverage and interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock, among other things. As of August 31, 2011, all our debt agreements effectively limited our ability to incur more than an estimated $193.67 million of additional debt from all sources, including draws on the 2010 RCA. As of August 31, 2011, we were in compliance with the terms of the 2010 RCA and our other debt agreements.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 28,
	2011	2011
Accrued sales returns, discounts and allowances	$31,083	$32,136
Accrued warranty returns	24,452	24,021
Accrued compensation	14,393	24,379
Accrued advertising	10,329	10,159
Accrued interest	1,405	1,973
Accrued royalties	9,232	7,265
Accrued legal expenses and professional fees	5,121	6,851
Accrued benefits and payroll taxes	8,663	10,100
Accrued freight	1,729	1,950
Accrued property, sales and other taxes	5,725	4,668
Kaz acquisition liabilities	-	4,261
Derivative liabilities, current	4,088	4,564
Other	11,481	9,293
Total accrued expenses and other current liabilities	$127,701	$141,620

Kaz acquisition liabilities at February 28, 2011 consisted of $4.26 million of additional purchase price consideration due to former Kaz shareholders as a working capital adjustment settlement, which was paid during the fiscal quarter ended August 31, 2011.

Note 12 – Income Taxes

United States Income Taxes - In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2003, 2004, 2006, 2007, and 2008 are currently under examination. The IRS has issued a notice of proposed adjustment for the 2006 tax year, which is currently under appeal. The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position, as the proposed adjustments relate to a tax receivable that was not acquired in the purchase of Kaz.

During the quarter ended August 31, 2011, the Company received an additional notice of proposed adjustment related to Kaz’s fiscal 2007 tax year.  The Company is currently evaluating the merits of the adjustment, but does not expect it to have a material impact on our results of operations or financial position.  The IRS has not proposed any other adjustments for the other tax years under examination.

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

Note 13 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		August 31,	February 28,
	Borrowed	Rates	Matures	2011	2011
$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$3,000	$6,000
$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	-	50,000
$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				178,000	231,000
Less current maturities of long-term debt				(3,000)	(53,000)
Long-term debt, excluding current maturities				$175,000	$178,000

(1)          Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 15.

The fair market value of the fixed rate debt at August 31, 2011, computed using a discounted cash flow analysis, was $104.40 million compared to the $103.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2011.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio (as that term is defined in the various agreements), a minimum interest coverage ratio (as defined in the various agreements) and a minimum consolidated net worth (as defined in the various agreements). Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends.

As of August 31, 2011, our debt agreements effectively limited our ability to incur more than $193.67 million of additional debt from all sources, including draws on the 2010 RCA. As of August 31, 2011, we were in compliance with the terms of all of our debt agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Interest and commitment fees	$1,961	$601	$3,647	$1,169
Deferred finance costs	201	57	418	114
Interest rate swap settlements, net	1,103	1,477	2,629	3,012
Total interest expense	$3,265	$2,136	$6,694	$4,296

Note 14 – Fair Value

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value or measured for disclosure purposes on a recurring basis as of August 31, 2011 and February 28, 2011:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	August 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$3,794	$3,794	$-	$-
Mutual funds	1,148	1,148	-	-
Auction rate securities	18,194	-	-	18,194
Total assets	$23,136	$4,942	$-	$18,194

Liabilities:
Long-term debt - fixed rate (1)	$104,398	$-	$104,398	$-
Long-term debt - floating rate	75,000	-	75,000	-
Interest rate swaps	10,284	-	10,284	-
Foreign currency contracts	688	-	688	-
Total liabilities	$190,370	$-	$190,370	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$6,435	$6,435	$-	$-
Commercial paper	1,560	1,560	-	-
Mutual funds	1,233	1,233	-	-
Auction rate securities	20,711	-	-	20,711
Total assets	$29,939	$9,228	$-	$20,711

Liabilities:
Long-term debt - fixed rate (1)	$104,650	$-	$104,650	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	9,625	-	9,625	-
Foreign currency contracts	970	-	970	-
Total liabilities	$240,245	$-	$240,245	$-

(1)  Debt values are reported at their estimated fair values in this table but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.  Mutual funds are classified as Level 1 assets and included in the line entitled “Investments, at market value” in the consolidated condensed balance sheets.  Mutual fund market values are determined by the most recent trading price of each fund as of the balance sheet dates. At February 28, 2011, we determined ARS estimated fair values with discounted cash flow models using the methodology and assumptions described in Note 10 to the consolidated financial statements contained in our latest annual report on Form 10-K.  ARS were recorded in the line “Other assets, net of accumulated amortization” in the consolidated condensed balance sheet as of February 28, 2011.  At August 31, 2011, ARS fair values were recorded in the line “Investments, at market value” in the consolidated condensed balance sheet at the value negotiated in a tentative agreement for a sale of our remaining ARS portfolio subsequent to the balance sheet date.   Note 18 provides further information about a tentative agreement to sell these securities.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates, ranging from 1.52 to 3.53 percent at August 31, 2011 and 1.86 to 4.36 percent at February 28, 2011, depending on the term of the loan.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended August 31, 2011:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Periods Ended August 31, 2011
	Three Months	Six Months

Balance at beginning of period	$17,583	$20,711
Total gains (losses):
Included in net income - realized	6	126
Included in net income - unrealized	(756)	(756)
Included in other comprehensive income - unrealized	1,411	1,213
Sales at par	(50)	(3,100)
Balance at end of period	$18,194	$18,194

Cumulative unrealized losses relating to assets still held at the reporting date, net of taxes		$(491)

Note 15 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and six- month periods ended August 31, 2011, approximately 17 and 19 percent, respectively, of our net sales revenue were in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. During the three- and six- month periods ended August 31, 2010, approximately 11 and 12 percent, respectively, of our net sales revenue were in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three- and six- month periods ended August 31, 2011, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.05) and ($0.20) million, respectively, in SG&A and ($0.04) and ($0.08) million, respectively, in income tax expense.  For the three- and six- month periods ended August 31, 2010, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.63 and $0.09 million, respectively, in SG&A and ($0.01) and $0.14 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our long-term debt outstanding as of August 31, 2011 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $105.00 million in advances against our 2010 RCA and $75.00 million of Senior Notes.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes reset, as described in Note 13, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

We manage our floating rate debt using an interest rate swap (the “swap”).  As of August 31, 2011, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our 10 year Senior Notes to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate 5.11 percent on our 10 year Senior Notes, while simultaneously receiving floating rate interest payments set at 0.25 percent as of August 31, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at August 31, 2011 and February 28, 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

August 31, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£5,000	$25	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	152	179
Foreign currency contracts - sell Euros	Cash flow	2/2012	€3,000	332	-
Subtotal				509	179

Interest rate swap	Cash flow	6/2014	$75,000	3,579	6,705
Total fair value				$4,088	$6,884

February 28, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	374	-
Subtotal				779	191

Interest rate swaps	Cash flow	6/2014	$125,000	3,785	5,840
Total fair value				$4,564	$6,031

The pre-tax effect of derivative instruments for the three- and six-month periods ended August 31, 2011 and 2010 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2011	2010	Location	2011	2010	Location	2011	2010

Currency contracts - ordinary and
cash flow hedges	$499	$(480)	SG&A	$(125)	$98	SG&A	$(115)	$39
Interest rate swaps - cash flow hedges	(846)	(3,207)	Interest expense	(1,103)	(1,477)		-	-
Total	$(347)	$(3,687)		$(1,228)	$(1,379)		$(115)	$39

	Six Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2011	2010	Location	2011	2010	Location	2011	2010

Currency contracts - ordinary and
cash flow hedges	$12	$774	SG&A	$(269)	$150	SG&A	$(178)	$(35)
Interest rate swaps - cash flow hedges	(3,288)	(4,137)	Interest expense	(2,629)	(3,012)		-	-
Total	$(3,276)	$(3,363)		$(2,898)	$(2,862)		$(178)	$(35)

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

We expect losses of $0.51 million associated with foreign currency contracts that are currently reported in accumulated other comprehensive loss to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for non-performance.  We manage our exposure to counterparty credit risk through only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of BAA3 to AAA rated ARS and mutual funds.  The following table summarizes our cash, cash equivalents and investments at August 31, 2011 and February 28, 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	August 31, 2011		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$18,997	0.00 to 1.65%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,347	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	-	-	1,560	0.13%
Money market funds	3,794	0.01 to 4.80%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$25,138		$27,193

Investments:
Auction rate securities	$18,194	0.00 to 2.73%	$20,711	1.76 to 8.47%
Mutual funds, principally equity based	1,148		1,233
Total investments	$19,342		$21,944

Our cash balances at August 31, 2011 and February 28, 2011 include restricted cash of $2.35 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.”  The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in money market accounts, mutual funds and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our ARS are from issuers with high credit ratings; therefore, we believe the ARS do not present a significant credit risk.

At August 31, 2011 and February 28, 2011, we held investments in ARS collateralized by student loans (with underlying maturities from 17 to 34 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  Note 18 provides further information about a tentative agreement to sell these securities subsequent to the balance sheet date.

At February 28, 2011, we had cumulative pre-tax unrealized losses on our ARS of $1.34 million, reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheet, net of related tax effects of  $0.46 million.  The recording of this unrealized loss was not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions at that time.  For the three- and six-month periods ended August 31, 2011, we liquidated $0.05 and $3.10 million, respectively, of ARS at par.  For the three- and six-month periods ended August 31, 2010, we liquidated $0.10 and $0.20 million, respectively, of ARS at par.

Note 16 – Repurchase of Helen of Troy Common Stock

Under the latest program approved by our Board of Directors, as of August 31, 2011, we are authorized to purchase up to 126,655 shares of common stock in the open market or through private transactions. During the three- and six-month periods ended August 31, 2011, there was no open market repurchase activity.  During the three month period ended August 31, 2010, we repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price.

Our current equity compensation plans include provisions that allow for the “cashless exercise” of stock options by all plan participants.  In a cashless exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  Cashless exercises are accounted for by the Company as a purchase and retirement of shares.

During the three month period ended August 31, 2011, employees and certain members of our Board of Directors tendered 23,852 shares of common stock having an aggregate market value of $0.83 million, or an average of $34.70 per share, as payment for the exercise price arising from the exercise of options.  In addition, on July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  During the three month period ended May 31, 2011, employees tendered 26,183 shares of common stock having an aggregate market value of $0.84 million, or an average of $31.98 per share, as payment for the exercise price arising from the exercise of options.  During the three- and six-month periods ended August 31, 2010, there were no tenders of shares of common stock as payment for the exercise price arising from the exercise of options.

Note 17 – Share-Based Compensation Plans

We have options outstanding under two expired and two active share-based compensation plans.  The Company recorded share-based compensation expense in SG&A for the three- and six-month periods ended August 31, 2011 and 2010, respectively, as follows:

SHARE BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Stock options	$538	$409	$1,004	$816
Restricted stock grants	-	258	-	258
Employee stock purchase plan	159	71	159	71
Share-based payment expense	697	738	1,163	1,145
Less income tax benefits	(27)	(25)	(52)	(50)
Share-based payment expense, net of income tax benefits	$670	$713	$1,111	$1,095

Earnings per share impact of share based payment expense:
Basic	$0.02	$0.02	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.03

The fair value of the options granted during the last six months were estimated using the Black-Scholes option pricing model to estimate fair values over four and five year vesting terms.  The weighted average grant date fair value for all such grants was approximately $13.05.  The following assumptions were used for the four and five year grants: expected lives ranging from of 4.05 and 4.35 years; risk free interest rates ranging from 1.32 to 1.51 percent; zero dividend yield; and expected volatilities ranging from 51.44 to 52.41 percent.

A summary of option activity as of August 31, 2011, and changes during the six months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2011	2,510	$17.64	$6.40	3.05	$26,054
Granted	362	32.86
Exercised	(1,789)	15.54			35,941
Forfeited / expired	(53)	(28.46)
Outstanding at August 31, 2011	1,030	$26.08	$10.06	6.02	$5,104

Exercisable at August 31, 2011	354	$24.19	$8.62	3.95	$2,107

At the Company’s Annual General Meeting of Shareholders, scheduled to be held on October 11, 2011, the Company is asking the shareholders to approve an amendment to increase the number of shares of common stock available for grant as stock options, unrestricted shares, restricted stock, restricted stock units or any other type of stock-based awards under the Helen of Troy Limited 2008 Stock Incentive Plan from 750,000 shares to 3,750,000 shares.

Note 18 – Subsequent Event – Agreement to Sell Auction Rate Securities

On September 15, 2011, the Company entered into a tentative agreement to sell its then remaining portfolio of $18.90 million par value ARS for 96 percent of par, or $18.14 million.  The transaction is expected to settle in our third fiscal quarter.  Accordingly, we reclassified our ARS from non-current “Other assets, net of accumulated amortization” to current assets under the heading “Investments, at market value” in our consolidated condensed balance sheets at August 31, 2011.  As a result of the agreement, a temporary impairment loss was reversed through other comprehensive income and an other-than-temporary, nonoperating pre-tax unrealized loss of $0.76 million, net of related tax effects $0.26 million, was recognized in our consolidated condensed statement of income for the three- and six-month periods ended August 31, 2011.

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

ABOUT THE COMPANY

We are a global designer, developer, importer, and distributor of an expanding portfolio of brand-name consumer products. We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994. We have three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid and powder based personal care and grooming products. Our Housewares segment reports the operations of the OXO family of brands, which provide a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. Our Healthcare / Home Environment segment reports the operations of Kaz, which we acquired on December 31, 2010.  This segment focuses on health care devices such as thermometers, humidifiers and heating pads, and small domestic appliances such as air purifiers, portable heaters, fans, and bug zappers.  All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

OVERVIEW OF THE QUARTER’S RESULTS

Our second fiscal quarter’s net sales are expected to average approximately 24 percent of the year’s total.  Our second fiscal quarter is normally characterized by stable sales between June and the first half of July with increasing sales in the second half of July through August as we build towards a peak shipping season in the third quarter.  Historically, our business has been seasonal. With the addition of the Healthcare/Home Environment segment, the impact of the seasonality of the combined business on consolidated operating income has become more pronounced.  We expect that a significant portion of the new segment’s operating income will be earned in the last two quarters of the fiscal year.

Domestic and global economic indicators continue to signal a tenuous economic recovery.  In the U.S. broad media coverage indicates rising concerns that we may be at the start of a “double-dip” recession.  In addition, we believe that high gasoline prices, volatile capital markets, continued anemic housing starts and daily coverage of U.S. and European sovereign debt issues continue to negatively impact current overall consumer sentiment.  Recent results at retail suggest U.S. consumers are shying away from big ticket items while spending on “small” items.  We see continued evidence of consumers trading down to value priced merchandise, especially within the dollar store channels.  This trend favorably impacts our grooming, skin care and hair care solutions product group, which markets many brands that tend to emphasize a consumer value proposition.  The consequences of recent events, including the March 2011 Japanese earthquake’s effect on the availability of components supplied to our manufacturers, the impact of Middle East tensions and related political instabilities on fuel and transportation prices, the U.S. debt ceiling legislative debate and downgrade in the U.S.’s debt rating, stock market volatility, uncertainties regarding the direction of foreign currency markets, sovereign debt issues in the European Union, and the impact of cost increases on materials used in some of our products continue to keep us cautious regarding our outlook for the remainder of fiscal 2012.

We continue to implement certain significant and interdependent initiatives.  These include the upgrade of our Enterprise Resource Planning System and the integration of the Kaz business and its supply chain.  Implementing these initiatives is complex and requires the devotion of significant time by our employees.  If complications arise in this process, we could potentially experience supply disruptions, order cancellations, loss of product placement and charge-backs as a result of late deliveries.  Accordingly, for the remainder of the fiscal year, we will focus on mitigating these risks by taking certain measures, including increasing our internal staffing and resources in key areas in order to effectively manage upgrade and integration activities while continuing to adjust our sourcing capabilities for expanding product offerings.

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2011 increased 58.7 and 63.9 percent to $277.42 and $548.89 million, respectively, compared to $174.82 and $334.98 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment was down 3.2 percent for the three month period ended August 31, 2011, and up 2.9 percent, for the six month period ended August 31, 2011, when compared to the same periods last year.  The six month period ended August 31, 2011 includes an extra month of net sales revenue of $6.51 million from the Pert Plus and Sure acquisition when compared with the same period last year (which only included five months of revenue due to Pert Plus and Sure being acquired on March 31, 2010).  Net sales revenue in our Housewares segment was up 14.6 and 12.7 percent, for the three- and six-month periods ended August 31, 2011, respectively, when compared to the same periods last year.  The fiscal quarter ended August 31, 2011 provided the segment’s highest net sales revenue in its history.  The Healthcare / Home Environment segment reported net sales revenue totaling $98.28 and $194.08 million for three- and six-month periods ended August 31, 2011.  On a pro forma basis, the segment’s net sales revenue was down 0.8 percent and up 3.0 percent, for the three- and six-month periods, respectively, when compared to the same periods last year, prior to the acquisition.

In addition to our net sales revenue performance discussed above, key items for the three- and six-month periods ended August 31, 2011 include the following:

•                  Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended August 31, 2011 decreased 5.4 percentage points to 40.5 percent compared to 45.9 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the six month period ended August 31, 2011 decreased 5.1 percentage points to 40.5 percent compared to 45.6 percent for the same period last year.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales decreased 0.6 percentage points to 29.5 percent for the three months ended August 31, 2011 compared to 30.1 percent for the same period last year. SG&A as a percentage of net sales for the six months ended August 31, 2011 decreased 1.0 percentage point to 29.4 percent compared to 30.4 percent for the same period last year.

•                  For the three- and six- month periods ended August 31, 2011, operating income before impairments increased to $30.35 and $61.00 million compared to $27.66 and $50.89 million, respectively, for the same periods last year. For the three- and six-month periods ended August 31, 2011, the dollar increases represent a year-over-year improvement of 9.7 and 19.9 percent, respectively.

•                  For the three- and six-month periods ended August 31, 2011, our net income was $23.59 and $48.20 million, respectively, compared to $23.47 and $41.86 million, respectively, for the same periods last year, an increase of 0.5 and 15.1 percent, respectively.  For the three- and six-month periods ended August 31, 2011, our diluted earnings per share was $0.74 and $1.52 compared to $0.75 and $1.34, respectively, for the same periods last year.

RESULTS OF OPERATIONS

Comparison of three- and six-month periods ended August 31, 2011 to the same periods ended August 31, 2010

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended August 31,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Sales revenue, net
Personal Care	$115,296	$119,119	$(3,823)	-3.2%	41.6%	68.1%
Housewares	63,848	55,704	8,144	14.6%	23.0%	31.9%
Healthcare / Home Environment	98,276	-	98,276	*	35.4%	0.0%
Total sales revenue, net	277,420	174,823	102,597	58.7%	100.0%	100.0%
Cost of goods sold	165,138	94,547	70,591	74.7%	59.5%	54.1%
Gross profit	112,282	80,276	32,006	39.9%	40.5%	45.9%

Selling, general, and administrative expense	81,933	52,621	29,312	55.7%	29.5%	30.1%
Operating income before impairments	30,349	27,655	2,694	9.7%	10.9%	15.8%

Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	30,349	27,655	2,694	9.7%	10.9%	15.8%

Other income (expense):
Nonoperating income (expense), net	(658)	164	(822)	*	-0.2%	0.1%
Interest expense	(3,265)	(2,136)	(1,129)	52.9%	-1.2%	-1.2%
Total other income (expense)	(3,923)	(1,972)	(1,951)	98.9%	-1.4%	-1.1%

Income before income taxes	26,426	25,683	743	2.9%	9.5%	14.7%

Income tax expense	2,833	2,210	623	28.2%	1.0%	1.3%
Net income	$23,593	$23,473	$120	0.5%	8.5%	13.4%

	Six Months Ended August 31,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Sales revenue, net
Personal Care	$238,014	$231,347	$6,667	2.9%	43.4%	69.1%
Housewares	116,794	103,629	13,165	12.7%	21.3%	30.9%
Healthcare / Home Environment	194,079	-	194,079	*	35.3%	0.0%
Total sales revenue, net	548,887	334,976	213,911	63.9%	100.0%	100.0%
Cost of goods sold	326,692	182,273	144,419	79.2%	59.5%	54.4%
Gross profit	222,195	152,703	69,492	45.5%	40.5%	45.6%

Selling, general, and administrative expense	161,192	101,815	59,377	58.3%	29.4%	30.4%
Operating income before impairments	61,003	50,888	10,115	19.9%	11.1%	15.2%

Asset impairment charges	-	501	(501)	*	0.0%	0.1%
Operating income	61,003	50,387	10,616	21.1%	11.1%	15.0%

Other income (expense):
Nonoperating income (expense), net	(515)	334	(849)	*	-0.1%	0.1%
Interest expense	(6,694)	(4,296)	(2,398)	55.8%	-1.2%	-1.3%
Total other income (expense)	(7,209)	(3,962)	(3,247)	82.0%	-1.3%	-1.2%

Income before income taxes	53,794	46,425	7,369	15.9%	9.8%	13.9%

Income tax expense	5,596	4,565	1,031	22.6%	1.0%	1.4%
Net income	$48,198	$41,860	$6,338	15.1%	8.8%	12.5%

*    Calculation is not meaningful

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2011 increased 58.7 and 63.9 percent to $277.42 and $548.89 million, respectively, compared to $174.82 and $334.98 million, respectively, for the same periods last year.  Net sales revenue for three- and six-month periods ended August 31, 2011 includes sales results totaling $98.28 and $194.08 million, respectively, from our recent acquisition of Kaz on December 31, 2010, which is reported as our Healthcare / Home Environment segment.  Our Personal Care segment contributed net sales revenue (declines) growth of (2.2) and 2.0 percentage points, or ($3.82)  and $6.67 million, respectively, to consolidated net sales revenue for the three- and six-month periods ended August 31, 2011, when compared to the same periods last year. Our Housewares segment contributed growth of 4.7 and 3.9 percentage points, or $8.14 and $13.17 million, respectively, to consolidated net sales revenue for the three- and six-month periods ended August 31, 2011, when compared to the same periods last year.

Impact of acquistions on net sales revenue:

Net sales revenue from acquisitions, principally the Kaz acquisition on December 31, 2010, contributed 56.2 and 59.9 percentage points, respectively, to our consolidated net sales revenue growth for the three- and six-month periods ended August 31, 2011.  Kaz’s results are reported as the Healthcare / Home Environment segment and accounted for 56.2 and 57.9 percentage points, or $98.28 and $194.08 million, respectively, of consolidated net sales revenue growth for the three- and six-month periods ended August 31, 2011. Net sales revenue from acquisitions for the six-month period ended August 31, 2011 also included one month of incremental net sales revenue from our Pert Plus hair care and Sure antiperspirant and deodorant product lines acquired on March 31, 2010. For the six-month period ended August 31, 2011, the Pert Plus and Sure product lines contributed 1.9 percentage points, or $6.51 million, of consolidated net sales revenue growth.  Organic growth came from our core business (business owned and operated over the same fiscal period last year) which contributed 2.5 and 4.0 percentage points, or $4.32 and $13.32 million, respectively, to consolidated net sales revenue growth for the three- and six-month periods ended August 31, 2011, when compared to the same periods last year.  The following table sets forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Quarter Ended August 31,
	2011	2010

Prior year’s sales revenue, net	$174,823	$162,193

Components of net sales revenue change
Core business	4,321	(7,328)
Incremental net sales revenue from acquisitions:
Pert Plus & Sure (three months in fiscal 2011)	-	19,958
Healthcare / Home Environment (three months in fiscal 2012)	98,276	-
Change in sales revenue, net	102,597	12,630
Sales revenue, net	$277,420	$174,823

Total net sales revenue growth	58.7%	7.8%
Core business	2.5%	-4.5%
Acquisitions	56.2%	12.3%

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Six Months Ended August 31,
	2011	2010

Prior year’s sales revenue, net	$334,976	$306,066

Components of net sales revenue change
Core business	13,319	(4,284)
Incremental net sales revenue from acquisitions:
Infusium (one month in fiscal 2011)	-	2,366
Pert Plus & Sure (one and five months in fiscal 2012 and 2011, respectively)	6,513	30,828
Healthcare / Home Environment (six months in fiscal 2012)	194,079	-
Change in sales revenue, net	213,911	28,910
Sales revenue, net	$548,887	$334,976

Total net sales revenue growth	63.9%	9.4%
Core business	4.0%	-1.4%
Acquisitions	59.9%	10.8%

In the preceding tables, core business is defined as net sales revenue associated with product lines or brands after the first twelve months from the date the business, product line or brand was acquired. Net sales revenue from internally developed brands or product lines are always considered core business. Net sales revenue from acquisitions is defined as net sales revenues associated with businesses, product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Impact of foreign currencies on net sales revenue:

During the three- and six-month periods ended August 31, 2011, we transacted approximately 17 and 19 percent, respectively, of our net sales revenues in foreign currencies. These were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  During the three- and six-month periods ended August 31, 2010, we transacted approximately 11 and 12 percent, respectively, of our net sales revenues in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three- and six-month periods ended August 31, 2011, the impact of net foreign currency exchange rates increased our international net sales revenue by approximately $3.90 and $7.50 million, respectively.  Most of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

Segment net sales revenue:

We operate our business under three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid and powder based personal care and grooming products. Our Housewares segment reports the operations of the OXO family of brands, which provide a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products.  The Healthcare / Home Environment segment reports the operating results from Kaz, which we acquired on December 31, 2010. This segment focuses on health care devices such as thermometers, humidifiers and heating pads, and small domestic appliances such as air purifiers, portable heaters, fans, and bug zappers.

The following table sets forth, for the periods indicated, our net sales revenue and the impact of volume and price mix changes for each segment:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Quarter Ended August 31,		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$115,296	$119,119	$(6,079)	$2,256	$(3,823)	-5.1%	1.9%	-3.2%
Housewares	63,848	55,704	9,797	(1,653)	8,144	17.6%	-3.0%	14.6%
Healthcare / Home Environment	98,276	-	98,276	-	98,276	*	*	*
Total sales revenue, net	$277,420	$174,823	$101,994	$603	$102,597	58.3%	0.4%	58.7%

	Six Months Ended August 31,		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net
Sales revenue, net
Personal Care	$238,014	$231,347	$(478)	$7,145	$6,667	-0.2%	3.1%	2.9%
Housewares	116,794	103,629	13,107	58	13,165	12.6%	0.1%	12.7%
Healthcare / Home Environment	194,079	-	194,079	-	194,079	*	*	*
Total sales revenue, net	$548,887	$334,976	$206,708	$7,203	$213,911	61.7%	2.2%	63.9%

*    Calculation is not meaningful

Personal Care Segment - Segment net sales revenue for the three months ended August 31, 2011 decreased $3.82 million, or 3.2 percent, to $115.30 million compared with $119.12 million for the same period last year.  The segment’s decline in the second fiscal quarter was principally due to weak unit volume performance in the appliance and accessories categories, offset by net sales growth in the grooming, skin care and hair care solutions product categories.  We believe this segment’s net sales revenue has been negatively impacted by economic conditions as we believe that consumers are trading down to value priced merchandise, especially within the dollar store channels. Segment net sales revenue for the six months ended August 31, 2011 increased $6.67 million, or 2.9 percent, to $238.01 million compared with $231.35 million for the same period last year. Most of the segment’s net sales revenue growth for the six months ended August 31, 2011 was provided by an additional month, or $6.51 million, of net sales revenue from the Pert Plus and Sure product lines, when compared with the same period last year (which only included five months of revenue, due to Pert Plus and Sure being acquired on March 31, 2010).

We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment - Segment net sales revenue for the three months ended August 31, 2011 increased $8.14 million, or 14.6 percent, to $63.85 million compared with $55.70 million for the same period last year.  Segment net sales revenue for the six months ended August 31, 2011 increased $13.17 million, or 12.7 percent, to $116.79 million compared with $103.63 million for the same period last year.  While our Housewares segment has moderately expanded distribution, unit volume growth was primarily fueled by shipments of its new OXO baby and toddler product lines, expanded shelf space with a key retail account and early seasonal promotional closeout sales that have historically shipped in the third and fourth fiscal quarters.  Unit price growth was negatively impacted by promotional closeout activity.

Future net sales revenue growth in this segment of our business continues to be dependent on new product innovation, continued product line expansion, new sources of distribution, geographic expansion and the retail economic environment. While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth experienced historically and in the fiscal quarter ended August 31, 2011.  We continue to expect net sales revenue annual growth rates for the segment to stabilize around mid to high single digits in fiscal 2012.

Healthcare / Home Environment - The Healthcare / Home Environment segment reflects the operating results from Kaz, which we acquired on December 31, 2010.  Net sales revenue for three- and six-month periods ended August 31, 2011 was $98.28 and $194.08 million, respectively. On a pro forma basis, the segment’s net sales revenue was down 0.8 percent and up 3.0 percent, for the three- and six-month periods ended August 31, 2011, respectively, when compared to the same periods last year, prior to the acquisition.  Sales in the second fiscal quarter benefited from demand for new products, and were constrained by product sourcing and customer order delays for several products that are expected to ship later in the fiscal year.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended August 31, 2011 decreased 5.4 percentage points to 40.5 percent compared to 45.9 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales revenue for the six months ended August 31, 2011 decreased 5.1 percentage points to 40.5 percent compared to 45.6 percent for the same period last year. The decline in our margin for both periods was primarily due to the dilutive impact of the Healthcare / Home Environment segment, whose overall gross profit margin is below those of our other two segments.  Also contributing to gross profit margin declines for the fiscal quarter ended August 31, 2011 was significant out-of-season promotional closeout activity and product cost increases in the Housewares segment and greater usage of coupon programs in the Personal Care segment to promote sell-through at retail and as a form of advertising in a difficult economic environment.

Our product sourcing mix is heavily dependent on imports from China.  China has moved its currency off a peg to the U.S. dollar, which we believe will likely continue to cause its currency to appreciate against the U.S. Dollar, resulting in increased product costs over time.  In addition, there have been recent increases across all segments in raw material, labor and inbound transportation costs.  Accordingly, we remain cautious about the gross profit margin for the remainder of fiscal 2012.

Selling, general and administrative expense:

SG&A decreased 0.6 percentage points to 29.5 percent of net sales revenue for the three month period ended August 31, 2011, compared to 30.1 percent for the same period last year. SG&A decreased 1.0 percentage point to 29.4 percent of net sales revenue for the six month period ended August 31, 2011, compared to 30.4 percent for the same period last year.

The year-over-year decrease in SG&A as a percentage of net sales revenue for the three months ended August 31, 2011 is primarily due to the impact of Kaz, which operated on lower SG&A as a percentage of net sales revenue than the Company’s consolidated SG&A as a percentage of net sales revenue for the same period last year.  This decrease was partially offset by higher advertising, legal and professional fees, and travel and entertainment expenses, as well as the unfavorable impact of net foreign exchange gains/losses year-over-year and the comparative impact of an insurance claim benefit recorded last year.   SG&A for the six months ended August 31, 2011 compared to the same period last year was impacted by the factors referred to previously, but also benefitted from transition service fees incurred last year in connection with the acquisition of the Pert Plus and Sure brands, which we did not incur in the current period.

Operating income before impairments by segment:

The following tables set forth, for the periods indicated, our operating income before impairments by segment, as a year-over-year percentage change, and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BEFORE IMPAIRMENTS BY SEGMENT

(dollars in thousands)
	Quarter Ended August 31,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Personal Care	$11,155	$14,743	$(3,588)	-24.3%	9.7%	12.4%
Housewares	11,973	12,912	(939)	-7.3%	18.8%	23.2%
Healthcare / Home Environment	7,221	-	7,221	*	7.3%	0.0%
Total operating income before impairments	$30,349	$27,655	$2,694	9.7%	10.9%	15.8%

	Six Months Ended August 31,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Personal Care	$31,007	$28,326	$2,681	9.5%	13.0%	12.2%
Housewares	22,838	22,562	276	1.2%	19.6%	21.8%
Healthcare / Home Environment	7,158	-	7,158	*	3.7%	0.0%
Total operating income before impairments	$61,003	$50,888	$10,115	19.9%	11.1%	15.2%

*    Calculation is not meaningful

We compute operating income before impairment for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment, not including impairment charges. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  For the three- and six-month periods ended August 31, 2011, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  These allocations totaled $1.51 and $3.01 million, respectively. As we continue to further integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions that will likely be shared between segments.  As we decide such operating cost allocations are appropriate, there may be some additional reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.

The Personal Care segment’s operating income before impairments for the three months ended August 31, 2011 decreased $3.59 million, or 24.3 percent, compared to the same period last year.  The decline in operating income is primarily due to a year-over-year increase in advertising expense of $4.10 million, which equates to a decline in operating income as a percentage of net sales revenue of 3.9 percentage points, year-over-year.  Advertising expense includes expense both recorded as SG&A and as a reduction to net sales revenue, such as certain cooperative advertising programs with retailers and the cost of coupon redemptions.  As previously reported, certain advertising programs were deferred from the second quarter of fiscal 2011 to the third and fourth quarters of fiscal 2011, providing a difficult second quarter comparison in fiscal 2012.  Second quarter operating income was also negatively impacted by a year-over-year decrease in net sales revenue of $3.82 million.  The decline in operating income in the second quarter of fiscal 2012 was more than offset by the increase in the first quarter, resulting in operating income for the six months ended August 31, 2011 that improved by $2.68 million, or 9.5 percent, when compared to the same period last year.

The Housewares segment’s operating income before impairments decreased $0.94 million, or 7.3 percent, for the three months ended August 31, 2011 compared to the same period last year.  The segment’s operating income before impairments increased $0.28 million, or 1.2 percent, for the six months ended August 31, 2011, when compared to the same period last year. The decline in second fiscal quarter profitability and decline in overall year-to-date profitability in the segment was principally due to the impact of higher than normal promotional closeout activity and product cost increases in the second fiscal quarter.

The Healthcare / Home Environment segment reported operating income of $7.22 and $7.16 million for the three- and six-months ended August 31, 2011, respectively.  The improvement in profitability in the second fiscal quarter of 2012 when compared to the first quarter and increase in overall year-to-date profitability in the segment, is due to the combined impact of better sales mix and the realization of certain sourcing cost and synergy initiatives. The first half of the fiscal year ending in August has historically been Kaz’s weakest half of the year in terms of net sales revenue and operating margin. We do not expect the segment’s operating results for the three- and six-months ended August 31, 2011 to be reflective of its full year results for fiscal 2012.  We expect that a significant portion of the new segment’s operating income will be earned in the last two quarters of the fiscal year. The segment operates on a lower overall gross profit margin than the Personal Care and Housewares segments, which is the principal reason for its lower overall operating profit.

Impairment Charges:

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount.

As a result of its testing during the fiscal quarter ended May 31, 2011, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

As a result of its testing during the fiscal quarter ended May 31, 2010, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to an indefinite-lived trademark in our Personal Care segment which was written down to its fair value, determined on the basis of future discounted cash flows using the relief from royalty method.

Other income (expense):

Nonoperating income (expense), net, for the three- and six-month periods ended August 31, 2011, was ($0.66) and ($0.52) million, respectively, compared to $0.16 and $0.33 million, respectively, for the same periods last year. The three- and six- month periods ended August 31, 2011 include a nonoperating pre-tax unrealized loss of $0.76 million in connection with a tentative agreement to sell our remaining portfolio of ARS, which is expected to settle in our third fiscal quarter, as further described in Note 18 to the accompanying consolidated condensed financial statements.

Interest expense for the three- and six-month periods ended August 31, 2011, was $3.27 and $6.69 million, respectively, compared to $2.14 and $4.30 million, respectively, for the same periods last year.  Interest expense was higher when compared to the same periods last year primarily due to the increase in floating-rate short- and fixed-rate long-term debt outstanding which was used to finance the acquisition of Kaz.

Income tax expense:

Income tax expense for the three- and six-month periods ended August 31, 2011 was 10.7 and 10.4 percent, respectively, of income before income taxes compared to 8.6 and 9.8 percent, respectively, the same periods last year.  The fluctuations in our effective tax rate, when significant for the periods under comparison, are generally attributable to shifts in the mix of taxable income earned between the various high and low tax rate jurisdictions in which we conduct our business.

In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2003, 2004, 2006, 2007, and 2008 are currently under examination. The IRS has issued a notice of proposed adjustment for the 2006 tax year, which is currently under appeal. The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position, as the proposed adjustments relate to a tax receivable that was not acquired in the purchase of Kaz.

During the quarter ended August 31, 2011, the Company received an additional notice of proposed adjustment related to Kaz’s fiscal 2007 tax year.  The Company is currently evaluating the merits of the adjustment, but does not expect it to have a material impact on our results of operations or financial position.  The IRS has not proposed any other adjustments for the other tax years under examination.

Net income:

Our net income was $23.59 and $48.20 million for the three- and six-month periods ended August 31, 2011, respectively, compared to $23.47 and $41.86 million for the same periods last year, representing period-over-period net income increases of 0.5 and 15.1 percent, respectively. Our diluted earnings per share was $0.74 and $1.52 for the three- and six-month periods ended August 31, 2011,  respectively, compared to $0.75 and $1.34, for the same periods last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources the six month periods ended August 31, 2011 and 2010 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL RESOURCES
	Six Months Ended August 31,
	2011	2010

Accounts Receivable Turnover (Days) (1)	63.5	65.7
Inventory Turnover (Times) (1)	2.8	2.6
Working Capital (in thousands)	$186,677	$187,630
Current Ratio	1.5 : 1	2.1 : 1
Debt to Equity Ratio (2)	39.0%	20.9%
Return on Average Equity (1)	14.6%	14.3%

(1)  Accounts receivable turnover, inventory turnover and return on average equity computations use 12-month trailing sales, cost of sales or net income components as required by the particular measure.   The current and four prior quarters’ ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)  Debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit”, “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”

Operating activities:

Operating activities provided $29.29 million of cash during the first six months of fiscal 2012, compared to $11.78 million of cash provided during the same period in fiscal 2011. The increase in operating cash flow was primarily due to the timing of fluctuations in working capital components, in addition to an increase in year-to-date net income of $6.34 million and depreciation and amortization of $5.39 million when compared to the same period last year.

Accounts receivable increased $12.25 million to $200.65 million as of August 31, 2011, compared to $188.40 million at the end of fiscal 2011.  The increase is due to normal seasonal fluctuations in sales and collection activity.  Accounts receivable turnover improved to 63.5 days at August 31, 2011 from 65.7 days at August 31, 2010.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $40.38 million to $257.61 million as of August 31, 2011, compared to $217.23 million at the end of fiscal 2011.  Inventory turnover was 2.8 times at August 31, 2011 compared to 2.6 times at August 31, 2010.  The increase in inventories reflects a normal seasonal build up in anticipation of our heavy shipping season, which begins in early August and continues through November.

Working capital was $186.68 million at August 31, 2011, compared to $187.63 million at August 31, 2010.  Our current ratio decreased to 1.5:1 at August 31, 2011, compared to 2.1:1 at August 31, 2010. The decrease in our working capital and current ratio was primarily due to a net decrease in cash and increase in overall short-term debt obligations as a result of the use of cash on hand and our revolving line of credit to fund the Kaz acquisition.

Investing activities:

Investing activities used $2.44 million of cash during the six months ended August 31, 2011. Highlights of those activities follow:

•                  We spent $1.29 million on molds and tooling, $4.41 million on information technology infrastructure and $0.51 million on the development of new patents.

•                  We sold a facility in Hudson, New York yielding net proceeds to us of $1.00 million.

•                  We sold or redeemed at par $3.10 million of ARS.

Financing activities:

Financing activities used $28.90 million of cash during the six months ended August 31, 2011.  Highlights of those activities follow:

•                  We had draws of $485.50 million against our line of credit.

•                  We repaid $451.50 million drawn against our line of credit.

•                  We repaid $53.00 million of long-term debt.

•                  Employees and certain members of our Board of Directors exercised options to purchase 164,115 shares of common stock, providing $2.17 million of cash, including related tax benefits.

•                  On July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  The exercise of these options required $12.55 million to pay related federal income tax obligations and did not generate any cash or current tax benefits.

•                  Purchases of common stock through our employee stock purchase plan provided $0.50 million of cash.

Revolving Line of Credit Agreement and Other Debt Agreements:

On December 30, 2010, we entered into a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured revolving commitment of up to $150.00 million, subject to certain terms and limitations described below. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1, 2, 3, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of August 31, 2011, there were $105.00 million in revolving loans and $0.34 million of open letters of credit outstanding against the 2010 RCA.  For the three- and six-months ended August 31, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.94 to 4.00 percent.  As of August 31, 2011, the amount available for borrowings under the 2010 RCA was $44.66 million.

On January 12, 2011, the Company and certain of its subsidiaries entered into a Note Purchase Agreement which provided for the issuance and sale of $100.00 million of 3.90 percent Senior Notes of Helen of Troy, L.P. (the “borrower”), due January 12, 2018 (the “Notes”). The borrower’s obligations under the Notes are unsecured, and all obligations under the Note Purchase Agreement and the Notes were unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. The Company used the proceeds of the Notes to repay all outstanding borrowings under a term loan credit agreement dated December 30, 2010 with Bank of America, N.A. that was used as short-term bridge financing for the Kaz acquisition.  The Notes bear interest, payable semi-annually in arrears on January 12 and July 12 of each year at a rate of 3.90 percent per annum. The first interest payment was made on July 12, 2011. Principal payments of $20.00 million (or, if applicable, such lesser principal amount then outstanding) are due on January 12, 2014 and each anniversary thereafter through January 12, 2017, with the remaining outstanding balance due at maturity. The borrower may redeem the Notes, in whole or in part, at any time, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest and a “make-whole” premium.

In addition to the Notes and the 2010 RCA, at August 31, 2011, we had an aggregate principal balance of $78.00 million of term debt with varying maturities due through June 2014.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum consolidated net worth.  Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other.  Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt.

The table below provides the formulas for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	2010 RCA	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes and $3 Million 7.24% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	$530 Million + 100% of Increase in Equity Due to Sale of Equity Interests After August 31, 2010 + 40% of Fiscal Quarter Net Earnings After August 31, 2010 (1)	$260 Million + 25% of Fiscal Quarter Net Earnings After February 29, 2004 (1)	$500 Million + 25% of Fiscal Quarter Net Earnings After November 30, 2010 (1)
Interest Coverage Ratio	EBIT (2) ÷ Interest Expense (2)	None	EBIT (2) ÷ Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3) ÷ [EBITDA (2) + Pro Forma Effect of Acquisitions]	Total Current and Long Term Debt (3) ÷ Total Capitalization (3)	Total Current and Long Term Debt (3) ÷ [ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends. As of August 31, 2011, our debt agreements effectively limited our ability to incur more than $193.67 million of additional debt from all sources, including draws on the 2010 RCA. We are currently in compliance with the terms of our debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at August 31, 2011, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2012	2013	2014	2015	2016	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$103,000	$3,000	$-	$20,000	$20,000	$20,000	$40,000
Term debt - floating rate (1)	75,000	-	-	75,000	-	-	-
Long-term incentive plan payouts	5,255	2,897	1,775	583	-	-	-
Interest on fixed rate debt	17,253	4,090	3,900	3,412	2,633	1,853	1,365
Interest on floating rate debt (1)	12,771	4,508	4,507	3,756	-	-	-
Open purchase orders	216,759	216,759	-	-	-	-	-
Minimum royalty payments	97,923	15,553	14,634	12,723	10,047	6,842	38,124
Advertising and promotional	74,258	12,522	5,760	5,329	5,342	5,529	39,776
Operating leases	19,021	4,597	3,990	3,378	3,042	1,495	2,519
Capital spending commitments	5,453	5,453	-	-	-	-	-
Total contractual obligations (2)	$626,693	$269,379	$34,566	$124,181	$41,064	$35,719	$121,784

(1) The Company uses an interest rate hedge agreement (the “swap”) in conjunction with its unsecured floating interest rate $75.00 million, 10 year Senior Notes.  The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swap effectively fixes the interest rates on the 10 year Senior Notes at 6.01 percent.  Accordingly, the future interest obligations related to this debt have been estimated using this rate.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2011, we have recorded a provision for our uncertain tax positions of $3.11 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2011. There have been no material changes to the Company’s critical accounting policies from the information provided in our Form 10-K.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and six- month periods ended August 31, 2011, approximately 17 and 19 percent, respectively, of our net sales revenue were in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. During the three- and six- month periods ended August 31, 2010, approximately 11 and 12 percent, respectively, of our net sales revenue were in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of August 31, 2011 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $105.00 million in advances against our 2010 RCA and $75.00 million of Senior Notes.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes reset, as described in Note 13, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of debt, certain additional draws against the 2010 RCA (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage our floating rate term debt using an interest rate swap.  As of August 31, 2011, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our 10 year Senior Notes to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate 5.11 percent on our 10 year Senior Notes, while simultaneously receiving floating rate interest payments set at 0.25 percent as of August 31, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at August 31, 2011 and February 28, 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

August 31, 2011
Designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Accrued Expenses and Other Current Liabilities	Derivative Liabilities, Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£5,000	$25	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	152	179
Foreign currency contracts - sell Euros	Cash flow	2/2012	€3,000	332	-
Subtotal				509	179

Interest rate swap	Cash flow	6/2014	$75,000	3,579	6,705
Total fair value				$4,088	$6,884

February 28, 2011
Designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Accrued Expenses and Other Current Liabilities	Derivative Liabilities, Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	374	-
Subtotal				779	191

Interest rate swaps	Cash flow	6/2014	$125,000	3,785	5,840
Total fair value				$4,564	$6,031

Counterparty credit risk:

Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for non-performance.  We manage our exposure to counterparty credit risk through only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks inherent in cash, cash equivalents and investment holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of BAA3 to AAA rated ARS and mutual funds.  The following table summarizes our cash, cash equivalents and investments we held at August 31, 2011 and February 28, 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	August 31, 2011		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$18,997	0.00 to 1.65%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,347	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	-	-	1,560	0.13%
Money market funds	3,794	0.01 to 4.80%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$25,138		$27,193

Investments:
Auction rate securities	$18,194	0.00 to 2.73%	$20,711	1.76 to 8.47%
Mutual funds, principally equity based	1,148		1,233
Total investments	$19,342		$21,944

Our cash balances August 31, 2011 and February 28, 2011 include restricted cash of $2.35 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market. Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are in money market accounts, mutual funds and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.  In addition, our ARS are from issuers with high credit ratings; therefore, we believe the ARS do not present a significant credit risk.

At August 31, 2011 and February 28, 2011 we held investments in ARS collateralized by student loans (with underlying maturities from 17 to 34 years).  Substantially all of the collateral is guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this does not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security.  The securities will continue to accrue interest and be auctioned until one of the following occurs: the auction succeeds; the issuer calls the securities; or the securities mature.  Note 18 to the accompanying consolidated financial statements provides further information about a tentative agreement to sell these securities subsequent to the balance sheet date.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2011.  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Kaz, which we acquired on December 31, 2010, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets resulting from this acquisition constituted approximately 32.2  percent of consolidated assets as of August 31, 2011, 35.4 and 35.4 percent of consolidated net sales revenue, respectively,  and 23.8 and 11.7 percent of consolidated operating income, respectively,  for the three- and six-month periods ended August 31, 2011.  Based upon that evaluation, which excluded the internal control over financial reporting of Kaz, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2011, the end of the periods covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the latest program approved by our Board of Directors, as of August 31, 2011, we are authorized to purchase up to 126,655 shares of common stock in the open market or through private transactions.  During the three- and six-month periods ended August 31, 2011, there was no open market repurchase activity.

During the three month period ended August 31, 2011, employees and certain members of our Board of Directors tendered 23,852 shares of common stock having an aggregate market value of $0.83 million, or an average of $34.70 per share, as payment for the exercise price arising from the exercise of options.  In addition, on July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for the three months ended August 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 through June 30, 2011	2,040	$31.76	2,040	1,164,694
July 1 through July 31, 2011	1,035,380	35.93	1,035,380	129,314
August 1 through August 31, 2011	2,659	30.12	2,659	126,655
Total	1,040,079	$35.91	1,040,079

ITEM 6.      EXHIBITS

(a)                             Exhibits

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

101**   The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

       *    Filed herewith.

**  Furnished herewith.  With respect to Exhibit 101, as provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 7, 2011	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date:	October 7, 2011	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date:	October 7, 2011	/s/ Richard J. Oppenheim
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

101**  The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

*    Filed herewith.

**  Furnished herewith.  With respect to Exhibit 101, as provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.