Form 10-Q
period 2011-11-30
HELEN OF TROY LTD
filed 2012-01-06
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2011
Common Shares, $0.10 par value, per share	31,611,090 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	November 30,	February 28,
	2011	2011

Assets
Asset, current:
Cash and cash equivalents	$35,419	$27,193
Investments, at market value	-	1,233
Receivables - principally trade, less allowances of $5,414 and $4,148	229,221	188,404
Inventory, net	251,760	217,230
Prepaid expenses and other assets, current	6,358	5,149
Income taxes receivable	2,865	2,399
Deferred tax assets, net	14,760	18,843
Total assets, current	540,383	460,451

Property and equipment, net of accumulated depreciation of $71,342 and $65,428	86,713	82,487
Goodwill	367,409	356,242
Other intangible assets, net of accumulated amortization of $48,645 and $36,083	291,308	304,705
Deferred tax assets, net	981	-
Other assets, net of accumulated amortization of $3,580 and $4,096	14,185	36,639
Total assets	$1,300,979	$1,240,524

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$70,000	$71,000
Accounts payable, principally trade	96,648	73,321
Accrued expenses and other current liabilities	140,077	141,620
Deferred tax liabilities, net	1,360	-
Long-term debt, current maturities	3,000	53,000
Total liabilities, current	311,085	338,941

Deferred compensation liability	3,840	4,712
Other liabilities, noncurrent	1,674	1,594
Deferred tax liabilities, net	27,222	23,216
Long-term debt, excluding current maturities	175,000	178,000
Liability for uncertain tax positions	12,246	2,481
Derivative liabilities, noncurrent	5,707	6,031
Total liabilities	536,774	554,975

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,605,993 and 30,838,860 shares issued and outstanding	3,161	3,084
Additional paid in capital	147,543	130,015
Accumulated other comprehensive loss	(5,787)	(7,850)
Retained earnings	619,288	560,300
Total stockholders’ equity	764,205	685,549
Total liabilities and stockholders’ equity	$1,300,979	$1,240,524

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Sales revenue, net	$338,785	$205,001	$887,672	$539,977
Cost of goods sold	205,603	112,256	532,295	294,529
Gross profit	133,182	92,745	355,377	245,448

Selling, general, and administrative expense	91,354	61,205	252,546	163,020
Operating income before impairments	41,828	31,540	102,831	82,428

Asset impairment charges	-	-	-	501
Operating income	41,828	31,540	102,831	81,927

Nonoperating income (expense), net	190	156	(325)	490
Interest expense	(2,958)	(2,081)	(9,652)	(6,377)
Income before income taxes	39,060	29,615	92,854	76,040

Income tax expense (benefit):
Current	4,222	2,191	6,656	7,365
Deferred	1,959	361	5,121	(248)
Net income	$32,879	$27,063	$81,077	$68,923

Earnings per share:
Basic	$1.04	$0.88	$2.59	$2.25
Diluted	$1.04	$0.86	$2.56	$2.20

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,592	30,644	31,246	30,640
Diluted	31,666	31,297	31,685	31,293

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2011	2010

Net cash provided by operating activities:
Net income	$81,077	$68,923
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,066	12,415
Provision for doubtful receivables	605	69
Share-based compensation	2,231	1,547
Intangible asset impairment charges	-	501
(Gain) loss on the sale of property and equipment	(95)	50
Realized loss on investments	697	-
Deferred income taxes and tax credits	5,041	(324)
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables	(41,363)	(34,172)
Inventories	(34,530)	(23,404)
Prepaid expenses and other assets	(1,071)	(1,460)
Other assets and liabilities, net	128	(765)
Accounts payable	23,327	(901)
Accrued expenses and other current liabilities	(1,488)	13,214
Accrued income taxes	548	(2,094)
Net cash provided by operating activities	56,173	33,599

Net cash provided (used) by investing activities:
Capital and other intangible expenditures	(11,238)	(3,032)
Proceeds from the sale of property and equipment	1,534	63
Proceeds from sale of investments	22,421	300
Payments to acquire businesses	-	(69,000)
Net cash provided (used) by investing activities	12,717	(71,669)

Net cash used by financing activities:
Proceeds from line of credit	809,450	-
Repayment of line of credit	(810,450)	-
Repayment of long-term debt	(53,000)	(3,000)
Payments of financing costs	(25)	-
Proceeds from exercise of stock options and employee stock purchases, including tax benefits	5,907	3,284
Payments for repurchases of common stock	-	(1,799)
Payment of tax obligations resulting from cashless option exercise	(12,546)	-
Net cash used by financing activities	(60,664)	(1,515)
Net increase (decrease) in cash and cash equivalents	8,226	(39,585)
Cash and cash equivalents, beginning balance	27,193	110,208
Cash and cash equivalents, ending balance	$35,419	$70,623

Supplemental cash flow information:
Interest paid	$8,745	$6,208
Income taxes paid, net of refunds	$1,779	$9,389
Value of common stock received as exercise price of options	$25,822	$-
Transfer of auction rate securities from non-current assets to investments	$18,950	$-

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

November 30, 2011

Note 1 - Basis of Presentation and Conventions Used in this Report

In our opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2011 and February 28, 2011, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2011 and 2010. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2011, and our other reports on file with the Securities and Exchange Commission (“SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us,” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010. Kaz is its own segment within the Company referred to as the “Healthcare / Home Environment” segment. References to “OXO” refer to the operations of OXO International and certain affiliated subsidiaries that comprise the Housewares segment of the Company’s business. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks, and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB.

Note 2 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective, some of which may impact presentation in the financial statements and/or accompanying footnotes, will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

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

The effect of dilutive securities was approximately 74,600 and 439,100 shares of common stock for the three- and nine-month periods ended November 30, 2011, respectively, and 652,600 and 653,900 shares of common stock for the three- and nine-month periods ended November 30, 2010, respectively.   Options to purchase common stock that were antidilutive totaled approximately 490,300 and 420,700 shares for the three- and nine-month periods ended November 30, 2011, respectively, and 527,700 and 620,500 shares for the three- and nine-month periods ended November 30, 2010, respectively.

Note 5 – Comprehensive Income

The components of comprehensive income, net of tax, for each of the periods covered by this report are as follows:

COMPONENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Net income	$32,879	$27,063	$81,077	$68,923
Other comprehensive income (loss), net of tax:
Cash flow hedges - interest rate swaps, net of tax (1)	721	860	388	118
Cash flow hedges - foreign currency, net of tax (2)	477	(412)	791	17
Unrealized gain (loss) - auction rate securities, net of tax (3)	-	(4)	884	(7)
Comprehensive income, net of tax	$34,077	$27,507	$83,140	$69,051

The components of accumulated other comprehensive loss, net of tax, for the periods covered by our consolidated condensed balance sheets are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	November 30,	February 28,
	2011	2011

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(5,964)	$(6,352)
Unrealized holding gains (losses) on cash flow hedges - foreign currency, net of tax (2)	177	(614)
Temporary impairment loss on auction rate securities, net of tax (3)	-	(884)
Total accumulated other comprehensive loss	$(5,787)	$(7,850)

(1)       The change in unrealized loss on interest rate swap cash flow hedges is recorded net of tax (expense) of ($0.39) and ($0.06) million for the three- and nine-month periods ended November 30, 2011, respectively, and ($0.44) and ($0.06)  million for the three- and nine-month periods ended November 30, 2010, respectively. The unrealized holding loss on interest rate swap cash flow hedges included in accumulated other comprehensive loss includes net deferred tax benefits of $3.21 and $3.27 million at November 30, 2011 and February 28, 2011, respectively.

(2)       The change in unrealized gain (loss) on foreign currency cash flow hedges is recorded net of tax benefit (expense) of ($0.24) and ($0.38) million for the three- and nine-month periods ended November 30, 2011, respectively, and $0.21 and ($0.02) million for the three- and nine-month periods ended November 30, 2010, respectively. The unrealized holding gain (loss) on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefit (expense) of ($0.08) and $0.30 million at November 30, 2011 and February 28, 2011, respectively.

(3)       The change in temporary impairment loss on auction rate securities is recorded net of tax benefit (expense) of $0.00 and ($0.46) million for the three- and nine-month periods ended November 30, 2011, respectively, and $0.00 million for both the three- and nine-month periods ended November 30, 2010, respectively. The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.00 and $0.46 million at November 30, 2011 and February 28, 2011, respectively.

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

The following tables contain segment information for the periods covered by our consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

(in thousands)

	Personal		Healthcare /
November 30, 2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$148,984	$61,223	$128,578	$338,785
Operating income	17,292	11,016	13,520	41,828
Capital, license, trademark and other intangible expenditures	1,876	521	1,862	4,259
Depreciation and amortization	2,640	1,765	2,970	7,375

	Personal		Healthcare /
November 30, 2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$146,506	$58,495	$-	$205,001
Operating income	18,816	12,724	-	31,540
Capital, license, trademark and other intangible expenditures	299	734	-	1,033
Depreciation and amortization	2,674	1,435	-	4,109

NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

(in thousands)

	Personal		Healthcare /
November 30, 2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$386,998	$178,017	$322,657	$887,672
Operating income	48,299	33,854	20,678	102,831
Capital, license, trademark and other intangible expenditures	6,509	1,486	3,243	11,238
Depreciation and amortization	7,883	4,604	8,579	21,066

	Personal		Healthcare /
November 30, 2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$377,853	$162,124	$-	$539,977
Operating income before impairment	47,142	35,286	-	82,428
Asset impairment charges	501	-	-	501
Operating income	46,641	35,286	-	81,927
Capital, license, trademark and other intangible expenditures	1,220	1,812	-	3,032
Depreciation and amortization	7,904	4,511	-	12,415

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”) and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  Beginning in fiscal 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  For the three- and nine-month periods ended November 30, 2011, these allocations totaled $1.51 and $4.52 million, respectively.  As we continue to integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions that will likely be shared between segments.  As we decide such operating cost allocations are appropriate, there may be additional reductions in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.  We do not allocate other items of income and expense, including income taxes to operating segments.

The following tables contain identifiable assets allocable to each segment for the periods covered by our consolidated condensed balance sheets:

IDENTIFIABLE ASSETS AT NOVEMBER 30, 2011 AND FEBRUARY 28, 2011

(in thousands)

	Personal		Healthcare /
	Care	Housewares	Home Environment	Total

November 30, 2011	$501,250	$372,176	$427,553	$1,300,979
February 28, 2011	474,344	363,128	403,052	1,240,524

Note 7 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2011	2011

Land	-	$9,073	$9,073
Building and improvements	3 - 40	66,237	65,605
Computer and other equipment	3 - 10	48,303	47,171
Tools, dies and molds	1 - 3	17,705	13,080
Transportation equipment	3 - 5	118	118
Furniture and fixtures	5 - 15	8,809	8,668
Construction in progress	-	7,810	4,200
Property and equipment, gross		158,055	147,915
Less accumulated depreciation		(71,342)	(65,428)
Property and equipment, net		$86,713	$82,487

Depreciation expense was $2.23 and $6.45 million for the three- and nine-month periods ended November 30, 2011, respectively, and $1.97 and $6.07 million for the three- and nine-month periods ended November 30, 2010, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $1.41 and $4.22 million for the three- and nine-month periods ended November 30, 2011, respectively, and $0.60 and $1.62 million for the three- and nine-month periods ended November 30, 2010, respectively.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment is as follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2011				February 28, 2011
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,841	$(46,490)	$-	$35,351	$81,901	$(46,490)	$-	$35,411
Trademarks - indefinite	75,303	-	-	75,303	75,303	-	-	75,303
Trademarks - finite	150	-	(66)	84	150	-	(62)	88
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	19,564	-	(15,838)	3,726	19,564	-	(15,450)	4,114
Other intangibles - finite	49,437	-	(13,521)	35,916	49,401	-	(9,048)	40,353
Total Personal Care	236,595	(46,490)	(29,425)	160,680	236,619	(46,490)	(24,560)	165,569

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	18,149	-	(10,231)	7,918	19,320	-	(9,893)	9,427
Total Housewares	259,480	-	(10,231)	249,249	260,651	-	(9,893)	250,758

Healthcare / Home Environment:
Goodwill	165,927	-	-	165,927	154,700	-	-	154,700
Other Intangibles - finite	91,850	-	(8,989)	82,861	91,550	-	(1,630)	89,920
Total Healthcare / Home Environment	257,777	-	(8,989)	248,788	246,250	-	(1,630)	244,620

Total	$753,852	$(46,490)	$(48,645)	$658,717	$743,520	$(46,490)	$(36,083)	$660,947

During the fiscal quarter ended November 30, 2011, the Company recorded a $11.20 million net increase to goodwill related to certain Kaz pre-acquisition tax positions.

The following table summarizes the amortization expense attributable to intangible assets for the three- and nine- month periods ended November 30, 2011 and 2010, as well as our estimated amortization expense for the fiscal years ending the last day of each February 2012 through 2017.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

November 30, 2011	$4,952
November 30, 2010	$2,086

Aggregate Amortization Expense
For the nine months ended

November 30, 2011	$14,001
November 30, 2010	$6,177

Estimated Amortization Expense
For the fiscal years ended

February 2012	$18,443
February 2013	$18,035
February 2014	$17,424
February 2015	$16,889
February 2016	$16,667
February 2017	$16,107

NOTE 9 - Acquisitions

Kaz, Inc. Acquisition – On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz. Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments. The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt. Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, Smart-Temp, SoftHeat, Honeywell, Duracraft, Protec, Stinger, and Nosquito.  The acquisition helps broaden the Company’s geographic footprint, increase our mutual significance with common customers and vendors, and expand our customer base worldwide.

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

Gross receivables of $77.49 million have been recorded in the transaction. We estimated that $6.70 million of gross receivables would not be collected and recorded the acquired receivables at their estimated fair value of $70.79 million. Since these receivables were recorded at a fair value which contemplated their ultimate collectability, no additional allowances for collectability needed to be recorded against acquired receivables while they remained on our balance sheets.  As of November 30, 2011, allowances totaling $1.38 million have been established against Kaz’s post-acquisition trade receivables.  These allowances are included in the $5.41 million of receivables allowance set forth in the accompanying consolidated balance sheet at November 30, 2011.

The goodwill of $154.70 million provisionally recorded with the acquisition consisted largely of the synergies and economies of scale expected from combining the operations of the Company and Kaz. All of the goodwill was assigned to the Company’s Healthcare / Home Environment segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Note 10 – Short-Term Debt

We have a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provided for an unsecured total revolving commitment of up to $150.00 million as of November 30, 2011, subject to certain terms and limitations as described below. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of November 30, 2011, there were $70.00 million in revolving loans and $0.34 million of open letters of credit outstanding against the 2010 RCA.  For the three- and nine-months ended November 30, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.94 to 4.00 percent.  As of November 30, 2011, the amount available for borrowings under the 2010 RCA was $79.66 million.

The 2010 RCA and our other debt agreements require the maintenance of maximum debt leverage and minimum interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock, among other things. As of November 30, 2011, all our debt agreements effectively limited our ability to incur more than an estimated $250.43 million of additional debt from all sources, including draws on the 2010 RCA and we were in compliance with the terms of the 2010 RCA and our other debt agreements.

On December 15, 2011, we amended the 2010 RCA to increase the amount of borrowings available under the revolving commitment from $150.00 million to $250.00 million.  See Note 18 for further information related to this amendment to the 2010 RCA.

Note 11 – Accrued Expenses and Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2011	2011
Accrued sales returns, discounts and allowances	$35,380	$32,136
Accrued warranty returns	24,199	24,021
Accrued compensation	19,483	24,379
Accrued advertising	10,166	10,159
Accrued interest	2,270	1,973
Accrued royalties	8,902	7,265
Accrued legal expenses and professional fees	4,898	6,851
Accrued benefits and payroll taxes	7,723	10,100
Accrued freight	2,079	1,950
Accrued property, sales and other taxes	7,117	4,668
Kaz acquisition liabilities	-	4,261
Derivative liabilities, current	3,563	4,564
Other	14,297	9,293
Total accrued expenses and other current liabilities	$140,077	$141,620

Kaz acquisition liabilities at February 28, 2011 consisted of $4.26 million of additional purchase price consideration due to former Kaz shareholders as a working capital adjustment settlement, which was paid during the fiscal quarter ended August 31, 2011.

Note 12 – Income Taxes

United States Income Taxes - In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz and its subsidiaries for tax years 2003, 2004, 2006, 2007, and 2008 are currently under examination. The IRS has issued a notice of proposed adjustment for the 2006 tax year, which is currently under appeal. The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position, as the proposed adjustments relate to a tax receivable that was not acquired in the purchase of Kaz.

In November and December 2011, the Company received additional notices of proposed permanent adjustments related to Kaz’s 2007 and 2008 tax years that would increase tax expense by $0.52 and $1.1 million, respectively.  The Company also received notices of proposed timing adjustments related to the Kaz 2007 and 2008 tax years that would increase taxes payable and deferred tax assets by $0.51 and $2.51 million, respectively.  The Company is currently evaluating the merits of the adjustments, but does not expect them to have a material impact on our results of operations or financial position.  The IRS has not proposed any other adjustments for the other tax years under examination.

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

Unrecognized Tax Benefits – During the fiscal quarter ended November 30, 2011, in connection with its ongoing evaluation of its tax positions, the company recorded a $9.13 million net increase to unrecognized tax benefits, primarily related to certain Kaz pre-acquisition tax positions.

Note 13 – Long-Term Debt

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		November 30,	February 28,
	Borrowed	Rates	Matures	2011	2011
$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$3,000	$6,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	-	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				178,000	231,000
Less current maturities of long-term debt				(3,000)	(53,000)
Long-term debt, excluding current maturities				$175,000	$178,000

(1)       Floating interest rates have been hedged with interest rate swaps to effectively fix interest rates.  Additional information regarding these swaps is provided in Note 15.

The fair market value of the fixed rate debt at November 30, 2011, computed using a discounted cash flow analysis, was $102.46 million compared to the $103.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2011.

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

As of November 30, 2011, our debt agreements effectively limited our ability to incur more than $250.43 million of additional debt from all sources, including draws on the 2010 RCA and we were in compliance with the terms of all of our debt agreements.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated condensed statements of income:

INTEREST EXPENSE

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Interest and commitment fees	$1,844	$534	$5,491	$1,704
Deferred finance costs	192	57	610	171
Interest rate swap settlements, net	922	1,490	3,551	4,502
Total interest expense	$2,958	$2,081	$9,652	$6,377

Note 14 – Fair Value

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value or measured for disclosure purposes on a recurring basis as of November 30, 2011 and February 28, 2011:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	November 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$2,134	$2,134	$-	$-
Foreign currency contracts	162	-	162	-
Total assets	$2,296	$2,134	$162	$-

Liabilities:
Long-term debt - fixed rate (1)	$102,459	$-	$102,459	$-
Long-term debt - floating rate	75,000	-	75,000	-
Interest rate swaps	9,175	-	9,175	-
Foreign currency contracts	95	-	95	-
Total liabilities	$186,729	$-	$186,729	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$6,435	$6,435	$-	$-
Commercial paper	1,560	1,560	-	-
Mutual funds	1,233	1,233	-	-
Auction rate securities	20,711	-	-	20,711
Total assets	$29,939	$9,228	$-	$20,711

Liabilities:
Long-term debt - fixed rate (1)	$104,650	$-	$104,650	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	9,625	-	9,625	-
Foreign currency contracts	970	-	970	-
Total liabilities	$240,245	$-	$240,245	$-

(1)       Debt values are reported at their estimated fair values in this table but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.  Mutual funds are classified as Level 1 assets and included in the line entitled “Investments, at market value” in the consolidated condensed balance sheets.  Mutual fund market values are determined by the most recent trading price of each fund as of the balance sheet dates. At February 28, 2011, we determined auction rate securities (“ARS”) estimated fair values with discounted cash flow models using the methodology and assumptions described in Note 10 to the consolidated financial statements contained in our latest annual report on Form 10-K.  ARS were recorded in the line “Other assets, net of accumulated amortization” in the consolidated condensed balance sheet as of February 28, 2011.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of debt requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates, ranging from 1.09 to 4.11 percent at November 30, 2011 and 1.86 to 4.36 percent at February 28, 2011, depending on the term of the loan.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and interest rate swaps.  While there are not active markets for these hedge contracts once they have been executed, the inputs used to calculate the fair values of those instruments at each reporting date are tied to active markets.  Accordingly, we determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended November 30, 2011:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
(in thousands)
	Periods Ended November, 2011
	Three Months	Nine Months

Balance at beginning of period	$18,194	$20,711
Total gains (losses):
Included in net income - realized	(752)	(626)
Included in net income - unrealized	756	-
Included in other comprehensive income - unrealized	-	1,213
Sales at par	(150)	(3,250)
Sales at fair value	(18,048)	(18,048)
Balance at end of period	$-	$-

Cumulative unrealized losses relating to assets still held at the reporting date, net of taxes		$-

Note 15 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2011, approximately 20 and 19 percent, respectively, of our net sales revenue were in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. During the three- and nine-month periods ended November 30, 2010, approximately 16 and 13 percent, respectively, of our net sales revenue were in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three- and nine-month periods ended November 30, 2011, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($1.44) and ($1.64) million, respectively, in SG&A and $0.14 and $0.06 million, respectively, in income tax expense.  For the three- and nine-month periods ended November 30, 2010, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.40 and $0.49 million, respectively, in SG&A and ($0.05) and $0.09 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our long-term debt outstanding as of November 30, 2011 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $70.00 million in advances against our 2010 RCA and $75.00 million of Senior Notes.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes reset, as described in Note 13, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

We manage a portion of our floating rate debt using an interest rate swap (the “swap”).  As of November 30, 2011, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our 10 year Senior Notes to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate 5.11 percent on our 10 year Senior Notes, while simultaneously receiving floating rate interest payments set at 0.37 percent as of November 30, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at November 30, 2011 and February 28, 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS
(in thousands)
November 30, 2011
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£4,000	$94	$-	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$9,000	45	23	-	-
Foreign currency contracts - sell Euros	Cash flow	2/2012	€2,000	-	-	95	-
Subtotal				139	23	95	-
Interest rate swap	Cash flow	6/2014	$75,000	-	-	3,468	5,707
Total fair value				$139	$23	$3,563	$5,707

February 28, 2011
						Accrued
						Expenses
		Final		Derivative	Derivative	and Other	Derivative
		Settlement	Notional	Assets,	Assets,	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Current	Noncurrent	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$-	$-	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	-	-	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	-	-	374	-
Subtotal				-	-	779	191
Interest rate swaps	Cash flow	6/2014	$125,000	-	-	3,785	5,840
Total fair value				$-	$-	$4,564	$6,031

The pre-tax effect of derivative instruments for the three- and nine-month periods ended November 30, 2011 and 2010 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)
	Three Months Ended November 30,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2011	2010	Location	2011	2010	Location	2011	2010

Currency contracts - ordinary and cash flow hedges	$682	$(702)	SG&A	$(75)	$(38)	SG&A	$40	$(41)
Interest rate swaps - cash flow hedges	187	(187)	Interest expense	(922)	(1,490)		-	-
Total	$869	$(889)		$(997)	$(1,528)		$40	$(41)

	Nine Months Ended November 30,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2011	2010	Location	2011	2010	Location	2011	2010

Currency contracts - ordinary and cash flow hedges	$694	$72	SG&A	$(344)	$112	SG&A	$(138)	$(76)
Interest rate swaps - cash flow hedges	(3,101)	(4,324)	Interest expense	(3,551)	(4,502)		-	-
Total	$(2,407)	$(4,252)		$(3,895)	$(4,390)		$(138)	$(76)

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

We expect net gains of $0.02  million associated with foreign currency contracts that are currently reported in accumulated other comprehensive loss to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of BAA3 to AAA rated ARS and mutual funds.  The following table summarizes our cash, cash equivalents and investments at November 30, 2011 and February 28, 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	November 30, 2011		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$31,171	0.00 to 1.70%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,114	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	-		1,560	0.13%
Money market funds	2,134	0.01 to 4.92%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$35,419		$27,193

Investments:
Auction rate securities	$-		$20,711	1.76 to 8.47%
Mutual funds, principally equity based	-		1,233
Total investments	$-		$21,944

Our cash balances at November 30, 2011 and February 28, 2011 include restricted cash of $2.11 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.”  The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

At November 30, 2011, most of our cash equivalents are in money market accounts; therefore, we believe there is no material interest rate, credit or liquidity risk. During the fiscal quarter ended November 30, 2011, we sold all our mutual fund holdings paying out all proceeds in satisfaction of an associated Kaz deferred compensation plan.

At February 28, 2011, we held investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years).  Substantially all of the collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this did not represent a default by the issuer of the security. Upon an auction’s failure, the interest rates reset based on a formula contained in the security agreement.  Our subsequent valuation of the securities was based on the assumption that they continued to accrue interest until one of the following occurred: the auction succeeded; the issuer called the securities; or the securities matured.

At February 28, 2011, we had cumulative pre-tax unrealized losses on our ARS of $1.34 million, reflected in accumulated other comprehensive loss in our accompanying consolidated condensed balance sheet, net of related tax effects of  $0.46 million. The recording of this unrealized loss was not a result of the quality of the underlying collateral, but rather a markdown reflecting a lack of liquidity and other market conditions at that time.  For the three- and nine-month periods ended November 30, 2011, we liquidated $0.15 and $3.25 million, respectively, of ARS at par.  For the three- and nine-month periods ended November 30, 2010, we liquidated $0.10 and $0.30 million, respectively, of ARS at par.  On September 15, 2011, the Company entered into an agreement to sell its then remaining portfolio of $18.90 million par value ARS for approximately 96 percent of par. The transaction settled in the fiscal quarter ended November 30, 2011.

Note 16 – Repurchase of Helen of Troy Common Stock

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then existing shares of common stock authorized for repurchase, in open market or through private transactions.  On October 31, 2011, our Board of  Directors approved a resolution to extend the repurchase program through October 31, 2014. Under this program, as of November 30, 2011, we are authorized to purchase up to 3,120,039 shares of common stock in the open market or through private transactions. During the three- and nine-month periods ended November 30, 2011, there was no open market repurchase activity.  During the three-month period ended November 30, 2010, there was no open market repurchase activity.  During the nine-month period ended November 30, 2010, we repurchased and retired 80,000 shares of common stock at a total purchase price of $1.80 million, for a $22.49 per share average price.

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

During the three-month period ended November 30, 2011, employees tendered 6,616 shares of common stock having an aggregate market value of $0.19 million, or an average of $28.23 per share, as payment for the exercise price arising from the exercise of options.  During the nine-month period ended November 30, 2011, certain members of our Board of Directors and employees tendered  56,651 shares of common stock having an aggregate market value of $1.85 million, or an average of $32.66 per share, as payment for the exercise price arising from the exercise of options.  In addition, on July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  During the three- and nine-month periods ended November 30, 2010, there were no tenders of shares of common stock as payment for the exercise price arising from the exercise of options.

Note 17 – Share-Based Compensation Plans

We have options outstanding under two expired and two active share-based compensation plans.  The Company recorded share-based compensation expense in SG&A for the three- and nine-month periods ended November 30, 2011 and 2010, respectively, as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Stock options	$537	$402	$1,541	$1,218
Restricted stock grants	531	-	531	258
Employee stock purchase plan	-	-	159	71
Share-based payment expense	1,068	402	2,231	1,547
Less income tax benefits	(24)	(25)	(76)	(75)
Share-based payment expense, net of income tax benefits	$1,044	$377	$2,155	$1,472

Earnings per share impact of share-based payment expense:
Basic	$0.03	$0.01	$0.07	$0.05
Diluted	$0.03	$0.01	$0.07	$0.05

The fair value of the options granted during the last nine months were estimated using the Black-Scholes option pricing model to estimate fair values over four and five year vesting terms.  The weighted average grant date fair value for all such grants was approximately $13.07.  The following assumptions were used for the four and five year grants: expected lives ranging from of 4.05 and 4.35 years; risk free interest rates ranging from 0.97 to 1.51 percent; zero dividend yield; and expected volatilities ranging from 51.44 to 65.86 percent.

A summary of option activity as of November 30, 2011, and changes during the nine months then ended is as follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2011	2,510	$17.64	$6.40	3.05	$26,054
Granted	369	32.73
Exercised	(1,801)	(15.58)			36,031
Forfeited / expired	(81)	(28.06)
Outstanding at November 30, 2011	997	$26.10	$10.09	5.81	$4,821

Exercisable at November 30, 2011	341	$24.28	$8.65	3.72	$1,954

At the Company’s Annual General Meeting of Shareholders, held on October 11, 2011, the Company’s shareholders approved certain amendments to the Helen of Troy Limited 2008 Stock Incentive Plan.  The most significant of these amendments consisted of (1) increasing the number of shares of common stock available for grant as stock options, unrestricted shares, restricted stock, restricted stock units or any other type of stock-based awards from 750,000 shares to 3,750,000 shares, (2) permitting Gerald J. Rubin, the Company’s Chairman of the Board, Chief Executive Officer and President, to participate in the plan, and (3) increasing the maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant, from 250,000 to 1,000,000 shares.

On October 24, 2011, the Company granted 18,000 shares of restricted stock under the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan to certain board members having a fair value at the date of the grant of $29.48 per share.  A summary of restricted stock share activity under the plan follows:

SUMMARY OF 2008 DIRECTORS’ PLAN RESTRICTED SHARE ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Restricted	Fair Value	Total
	Shares	(per share)	Value

Outstanding at February 28, 2011	20	22.14	434
Grants	18	29.48	531
Outstanding at November 30, 2011	38	$25.65	$965

Note 18 – Subsequent Events

Amendment to the 2010 RCA – In connection with the acquisition of the PUR home water filtration business discussed below, the Company amended the 2010 RCA on December 15, 2011. The amendment increased the amount of borrowings available under the revolving commitment from $150.00 million to $250.00 million, subject to the terms and limitations described in the 2010 RCA.

PUR® Water Purification Products Acquisition - On December 5, 2011, we entered into an asset and stock purchase agreement to acquire 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from the Procter & Gamble Company and certain affiliates (“P&G”) for a net purchase price of $160.00 million.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents and the goodwill of the PUR home water filtration business (“PUR”).  On December 30, 2011, we completed the acquisition, which was paid for in cash with $160.00 million of advances on our 2010 RCA. PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters. We will operate the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S.  We expect that goodwill arising from the acquisition will consist largely of the distribution network, marketing synergies and economies of scale that are anticipated from the addition of the new product line.

In connection with this acquisition, the parties entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for and supply certain products to the Company in exchange for specified fees.  Upon the completion of these services, we will acquire any remaining PUR inventory on-hand from P&G.

Because of the proximity of the acquisition closing date to the date of filing this report, the Company has not completed the initial accounting for the acquisition, including determining the acquisition-date fair values of the identifiable acquired assets and liabilities assumed.  Management will use third party valuations and other detailed analysis to complete our analysis of the economic lives of assets acquired, make fair value estimates and allocate the purchase price.  Depending on the results of this analysis, we will likely, in future periods, record amortization expense on the finite lived intangible assets associated with the acquisition.  Additionally, without the initial accounting for the acquisition, it was impractical to provide complete and suitably adjusted pro forma financial disclosures showing the impact of the transaction on historical net sales revenue and net income. We expect to complete the analysis required in sufficient time to report the initial accounting for the acquisition in our annual consolidated financial statements for the current fiscal year ending February 29, 2012.

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

On December 5, 2011, we entered into an asset and stock purchase agreement to acquire 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from the Procter & Gamble Company and certain affiliates (“P&G”) for a net purchase price of $160.00 million.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents and the goodwill of the PUR home water filtration business (“PUR”).  On December 30, 2011, we completed the acquisition, which was paid for in cash with $160.00 million of advances on our 2010 RCA. PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters. We will operate the PUR business in our Healthcare / Home Environment segment and market its products primarily into the retail trade channels in the U.S.  We believe the product category shares many of the segment’s existing customer base, target audience, and product focus areas.  PUR adds an important brand to a portfolio of well-recognized and widely-trusted brands and we believe will provide a continuing revenue stream from consumables.

OVERVIEW OF THE QUARTER’S RESULTS

On a historical basis, our third fiscal quarter’s net sales revenue volume is generally the highest of each fiscal year. Historically, our business has been seasonal. With the addition of the Healthcare / Home Environment segment, the impact of the seasonality of the combined business on consolidated operating income has become more pronounced.  We expect that a significant portion of the new segment’s operating income will be earned in the last two quarters of our fiscal year.

Domestic and global economic indicators continue to provide mixed signals regarding an economic recovery. Consumers continue to react with modest resilience. Holiday sales, while trending stronger than last year, have been less than robust, with much of the growth coming from hand-held consumer electronics such as cell phones, e-book readers and tablet computing.  The consequences of recent events, including the impact of Middle East tensions and related political instabilities on fuel and transportation prices, the U.S. debt ceiling legislative debate and downgrade in the U.S.’s debt rating, stock market volatility, uncertainties regarding the direction of foreign currency markets, sovereign debt issues in the European Union, the likelihood that a broad euro-zone economic contraction has begun and the impact of cost variability on materials used in some of our products continue to keep us cautious regarding the outlook for most of our businesses.

We continue to implement certain significant and interdependent initiatives.  These include the upgrade of our Enterprise Resource Planning System and the integration of the Kaz business and its supply chain.  Implementing these initiatives is complex and requires the devotion of significant time by our employees.  If complications arise in this process, we could potentially experience supply disruptions, order cancellations, loss of product placement and charge-backs as a result of late deliveries.  Accordingly, we continue to focus on mitigating these risks by taking certain measures, including increasing our internal staffing and resources in key areas in order to effectively manage upgrade and integration activities while continuing to adjust our sourcing capabilities for expanding product offerings.

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2011 increased 65.3 and 64.4 percent to $338.79 and $887.67 million, respectively, compared to $205.00 and $539.98 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment was up 1.7 and 2.4 percent for the three- and nine-month periods ended November 30, 2011, respectively, when compared to the same periods last year.  The nine-month period ended November 30, 2011 includes an extra month of net sales revenue of $6.51 million, or 1.7 percentage points of growth, from the Pert Plus and Sure acquisition when compared with the same period last year (which only included eight months of revenue due to Pert Plus and Sure being acquired on March 31, 2010).  Net sales revenue in our Housewares segment was up 4.7 and 9.8 percent, for the three- and nine-month periods ended November 30, 2011, respectively, when compared to the same periods last year.  The Healthcare / Home Environment segment reported net sales revenue totaling $128.58 and $322.66 million for three- and nine-month periods ended November 30, 2011.  On a pro forma basis, the segment’s net sales revenue was up 3.5 and 3.2 percent, for the three- and nine-month periods ended November 30, 2011, respectively, when compared to the same periods last year, prior to the acquisition. In addition to our net sales revenue performance, key items for the three- and nine-month periods ended November 30, 2011 include the following:

•                  Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended November 30, 2011 decreased 5.9 percentage points to 39.3 percent compared to 45.2 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the nine-month period ended November 30, 2011 decreased 5.5 percentage points to 40.0 percent compared to 45.5 percent for the same period last year.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales decreased 2.9 percentage points to 27.0 percent for the three months ended November 30, 2011 compared to 29.9 percent for the same period last year. SG&A as a percentage of net sales for the nine months ended November 30, 2011 decreased 1.7 percentage points to 28.5 percent compared to 30.2 percent for the same period last year.

•                  For the three- and nine-month periods ended November 30, 2011, operating income before impairments increased to $41.83 and $102.83 million compared to $31.54 and $82.43 million, respectively, for the same periods last year. For the three- and nine-month periods ended November 30, 2011, the dollar increases represent a year-over-year improvement of 32.6 and 24.8 percent, respectively.

•                  For the three- and nine-month periods ended November 30, 2011, our net income was $32.88 and $81.08 million, respectively, compared to $27.06 and $68.92 million, respectively, for the same periods last year, an increase of 21.5 and 17.6 percent, respectively.  For the three- and nine-month periods ended November 30, 2011, our diluted earnings per share was $1.04 and $2.56 compared to $0.86 and $2.20, respectively, for the same periods last year.

RESULTS OF OPERATIONS

Comparison of three- and nine-month periods ended November 30, 2011 to the same periods ended November 30, 2010

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change, and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Quarter Ended November 30,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010
Sales revenue, net
Personal Care	$148,984	$146,506	$2,478	1.7%	44.0%	71.5%
Housewares	61,223	58,495	2,728	4.7%	18.1%	28.5%
Healthcare / Home Environment	128,578	-	128,578	*	37.9%	0.0%
Total sales revenue, net	338,785	205,001	133,784	65.3%	100.0%	100.0%
Cost of goods sold	205,603	112,256	93,347	83.2%	60.7%	54.8%
Gross profit	133,182	92,745	40,437	43.6%	39.3%	45.2%
Selling, general, and administrative expense	91,354	61,205	30,149	49.3%	27.0%	29.9%
Operating income before impairments	41,828	31,540	10,288	32.6%	12.3%	15.4%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	41,828	31,540	10,288	32.6%	12.3%	15.4%
Other income (expense):
Nonoperating income (expense), net	190	156	34	21.8%	0.1%	0.1%
Interest expense	(2,958)	(2,081)	(877)	42.1%	-0.9%	-1.0%
Total other income (expense)	(2,768)	(1,925)	(843)	43.8%	-0.8%	-0.9%
Income before income taxes	39,060	29,615	9,445	31.9%	11.5%	14.4%
Income tax expense	6,181	2,552	3,629	142.2%	1.8%	1.2%
Net income	$32,879	$27,063	$5,816	21.5%	9.7%	13.2%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010
Sales revenue, net
Personal Care	$386,998	$377,853	$9,145	2.4%	43.6%	70.0%
Housewares	178,017	162,124	15,893	9.8%	20.1%	30.0%
Healthcare / Home Environment	322,657	-	322,657	*	36.3%	0.0%
Total sales revenue, net	887,672	539,977	347,695	64.4%	100.0%	100.0%
Cost of goods sold	532,295	294,529	237,766	80.7%	60.0%	54.5%
Gross profit	355,377	245,448	109,929	44.8%	40.0%	45.5%
Selling, general, and administrative expense	252,546	163,020	89,526	54.9%	28.5%	30.2%
Operating income before impairments	102,831	82,428	20,403	24.8%	11.6%	15.3%
Asset impairment charges	-	501	(501)	*	0.0%	0.1%
Operating income	102,831	81,927	20,904	25.5%	11.6%	15.2%
Other income (expense):
Nonoperating income (expense), net	(325)	490	(815)	*	0.0%	0.1%
Interest expense	(9,652)	(6,377)	(3,275)	51.4%	-1.1%	-1.2%
Total other income (expense)	(9,977)	(5,887)	(4,090)	69.5%	-1.1%	-1.1%
Income before income taxes	92,854	76,040	16,814	22.1%	10.5%	14.1%
Income tax expense	11,777	7,117	4,660	65.5%	1.3%	1.3%
Net income	$81,077	$68,923	$12,154	17.6%	9.1%	12.8%
* Calculation is not meaningful

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2011 increased 65.3 and 64.4 percent to $338.79 and $887.67 million, respectively, compared to $205.00 and $539.98 million, respectively, for the same periods last year.  Net sales revenue for three- and nine-month periods ended November 30, 2011 includes sales results totaling $128.58 and $322.66 million, respectively, from our recent acquisition of Kaz on December 31, 2010, which is reported as our Healthcare / Home Environment segment.  Our Personal Care segment contributed consolidated net sales revenue growth of 1.2 and 1.7 percentage points, or $2.48 and $9.15 million, respectively, for the three- and nine-month periods ended November 30, 2011, when compared to the same periods last year. Our Housewares segment contributed consolidated net sales revenue growth of 1.3 and 2.9 percentage points, or $2.73 and $15.89 million, respectively, for the three- and nine-month periods ended November 30, 2011, when compared to the same periods last year.

Impact of acquistions on net sales revenue:

Net sales revenue from acquisitions, principally the Kaz acquisition on December 31, 2010, contributed 62.7 and 61.0 percentage points, respectively, to our consolidated net sales revenue growth for the three- and nine-month periods ended November 30, 2011.  Kaz’s results are reported as the Healthcare / Home Environment segment and accounted for 62.7 and 59.8 percentage points, or $128.58 and $322.66 million, respectively, of consolidated net sales revenue growth for the three- and nine-month periods ended November 30, 2011. Net sales revenue from acquisitions for the nine-month period ended November 30, 2011 also included one month of incremental net sales revenue from our Pert Plus hair care and Sure antiperspirant and deodorant product lines acquired on March 31, 2010. For the nine-month period ended November 30, 2011, the Pert Plus and Sure product lines contributed 1.2 percentage points, or $6.51 million, of consolidated net sales revenue growth.  Organic growth came from our core business (business owned and operated over the same fiscal period last year) which contributed 2.5 and 3.4 percentage points, or $5.21 and $18.53  million, respectively, to consolidated net sales revenue growth for the three- and nine-month periods ended November 30, 2011, when compared to the same periods last year.  The following table sets forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Quarter Ended November 30,
	2011	2010
Prior year’s sales revenue, net	$205,001	$189,399
Components of net sales revenue change
Core business	5,206	(1,991)
Incremental net sales revenue from acquisitions:
Pert Plus & Sure (three months in fiscal 2011)	-	17,593
Healthcare / Home Environment (three months in fiscal 2012)	128,578	-
Change in sales revenue, net	133,784	15,602
Sales revenue, net	$338,785	$205,001
Total net sales revenue growth	65.3%	8.2%
Core business	2.5%	-1.1%
Acquisitions	62.7%	9.3%

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,
	2011	2010
Prior year’s sales revenue, net	$539,977	$495,465
Components of net sales revenue change
Core business	18,525	(6,275)
Incremental net sales revenue from acquisitions:
Infusium (one month in fiscal 2011)	-	2,366
Pert Plus & Sure (one and eight months in fiscal 2012 and 2011, respectively)	6,513	48,421
Healthcare / Home Environment (nine months in fiscal 2012)	322,657	-
Change in sales revenue, net	347,695	44,512
Sales revenue, net	$887,672	$539,977
Total net sales revenue growth	64.4%	9.0%
Core business	3.4%	-1.3%
Acquisitions	61.0%	10.3%

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

Impact of foreign currencies on net sales revenue:

During the three- and nine-month periods ended November 30, 2011, we transacted approximately 20 and 19 percent, respectively, of our net sales revenues in foreign currencies. These were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  During the three- and nine-month periods ended November 30, 2010, we transacted approximately 16 and 13 percent, respectively, of our net sales revenues in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three- and nine-month periods ended November 30, 2011, the impact of net foreign currency exchange rates increased our international net sales revenue by approximately $0.59 and $8.09 million, respectively.  Most of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

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

The following table sets forth, for the periods indicated, our net sales revenue and the impact of volume and price mix changes for each segment:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$148,984	$146,506	$3,043	$(565)	$2,478	2.1%	-0.4%	1.7%
Housewares	61,223	58,495	1,579	1,149	2,728	2.7%	2.0%	4.7%
Healthcare / Home Environment	128,578	-	128,578	-	128,578	*	*	*
Total sales revenue, net	$338,785	$205,001	$133,200	$584	$133,784	65.0%	0.3%	65.3%

	Nine Months Ended November 30,		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net

Sales revenue, net
Personal Care	$386,998	$377,853	$2,565	$6,580	$9,145	0.7%	1.7%	2.4%
Housewares	178,017	162,124	14,686	1,207	15,893	9.1%	0.7%	9.8%
Healthcare / Home Environment	322,657	-	322,657	-	322,657	*	*	*
Total sales revenue, net	$887,672	$539,977	$339,908	$7,787	$347,695	62.9%	1.4%	64.4%

*    Calculation is not meaningful

Personal Care Segment - Segment net sales revenue for the three months ended November 30, 2011 increased $2.48 million, or 1.7 percent, to $148.98 million compared with $146.51 million for the same period last year.  The segment’s increase in the third fiscal quarter was principally due to unit volume increases. We believe this segment’s net sales revenue continues to be negatively impacted by economic conditions as we believe that consumers are trading down to value priced merchandise, especially within the dollar store channels. Segment net sales revenue for the nine months ended November 30, 2011 increased $9.15 million, or 2.4 percent, to $387.00 million compared with $377.85 million for the same period last year. A large portion of the segment’s net sales revenue growth for the nine months ended November 30, 2011 was provided by an additional month, or $6.51 million, of net sales revenue from the Pert Plus and Sure product lines, when compared with the same period last year (which only included eight months of revenue, due to Pert Plus and Sure being acquired on March 31, 2010).

We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment - Segment net sales revenue for the three months ended November 30, 2011 increased $2.73 million, or 4.7 percent, to $61.22 million compared with $58.50 million for the same period last year.  Net sales revenue growth for the three months ended November 30, 2011 was negatively impacted by early seasonal promotional closeout sales made in the second fiscal quarter that have historically shipped in the third and fourth fiscal quarters.  Segment net sales revenue for the nine months ended November 30, 2011 increased $15.89 million, or 9.8 percent, to $178.02 million compared with $162.12 million for the same period last year.  Net sales revenue growth for the nine months ended November 30, 2011 was due to a combination of expanded distribution in certain product categories and year-over-year unit volume growth with a number of key retail partners.

Future net sales revenue growth in this segment of our business continues to be dependent on new product innovation, continued product line expansion, new sources of distribution, geographic expansion and the retail economic environment. While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain net sales revenue growth experienced prior to fiscal 2012.  We continue to expect net sales revenue annual growth rates for the segment to remain in the mid-to-high single digits in fiscal 2012.

Healthcare / Home Environment - The Healthcare / Home Environment segment reflects the operating results from Kaz, which we acquired on December 31, 2010.  Net sales revenue for the three- and nine-month periods ended November 30, 2011 was $128.58 and $322.66 million, respectively. On a pro forma basis, the segment’s net sales revenue was up  3.5 percent and 3.2 percent, for the three- and nine-month periods ended November 30, 2011, respectively, when compared to the same periods last year, prior to the acquisition.  Sales in the third fiscal quarter continued to benefit from demand for new thermometry product introductions.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended November 30, 2011 decreased 5.9 percentage points to 39.3 percent compared to 45.2 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales revenue for the nine months ended November 30, 2011 decreased 5.5 percentage points to 40.0 percent compared to 45.5 percent for the same period last year. The decline in our margin for both periods was primarily due to the dilutive impact of the Healthcare / Home Environment segment, whose overall gross profit margin is below those of our other two segments.  Promotional discounts and product cost increases also contributed to gross profit margin declines for the fiscal quarter ended November 30, 2011.

Our product sourcing mix is heavily dependent on imports from China.  China’s currency is no longer pegged solely to the U.S. dollar.   As a result, we believe China’s currency will continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time.  In addition, there has been recent variability across all segments in raw materials and associated inbound transportation costs.  Accordingly, we remain cautious about the gross profit margin for the remainder of fiscal 2012.

Selling, general and administrative expense:

SG&A decreased 2.9 percentage points to 27.0 percent of net sales revenue for the three-month period ended November 30, 2011, compared to 29.9 percent for the same period last year. SG&A decreased 1.7 percentage points to 28.5 percent of net sales revenue for the nine-month period ended November 30, 2011, compared to 30.2 percent for the same period last year.

The year-over-year decrease in SG&A as a percentage of net sales revenue for the three months ended November 30, 2011 is primarily due to the impact of Kaz, which operates on lower SG&A as a percentage of net sales revenue than the Company’s consolidated SG&A as a percentage of net sales revenue for the same period last year.  This decrease was partially offset by the unfavorable impact of net foreign exchange gains/losses year-over-year. SG&A for the nine months ended November 30, 2011 compared to the same period last year benefitted from the favorable impact of the Kaz acquisition and from transition service fees incurred last year in connection with the acquisition of Pert Plus and Sure brands that did not repeat in the current year, partially offset by the unfavorable impact of net foreign exchange gains/losses year-over-year.

Operating income before impairments by segment:

The following tables set forth, for the periods indicated, our operating income before impairments by segment, as a year-over-year percentage change, and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BEFORE IMPAIRMENTS BY SEGMENT

(dollars in thousands)

	Quarter Ended November 30,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Personal Care	$17,292	$18,816	$(1,524)	-8.1%	11.6%	12.8%
Housewares	11,016	12,724	(1,708)	-13.4%	18.0%	21.8%
Healthcare / Home Environment	13,520	-	13,520	*	10.5%	0.0%
Total operating income before impairments	$41,828	$31,540	$10,288	32.6%	12.3%	15.4%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2011	2010	$ Change	% Change	2011	2010

Personal Care	$48,299	$47,142	$1,157	2.5%	12.5%	12.5%
Housewares	33,854	35,286	(1,432)	-4.1%	19.0%	21.8%
Healthcare / Home Environment	20,678	-	20,678	*	6.4%	0.0%
Total operating income before impairments	$102,831	$82,428	$20,403	24.8%	11.6%	15.3%

* Calculation is not meaningful

We compute operating income before impairment for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment, not including impairment charges. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  For the three- and nine-month periods ended November 30, 2011, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  These allocations totaled $1.51 and $4.52 million, respectively. As we continue to further integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions that will likely be shared between segments.  As we decide such operating cost allocations are appropriate, there may be some additional reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.

The Personal Care segment’s operating income before impairments for the three months ended November 30, 2011 decreased $1.52 million, or 8.1 percent, compared to the same period last year.   Net sales revenue gains in the third fiscal quarter were offset by higher promotional discounts, product cost increases, and the unfavorable impact of net foreign exchange gains/losses.  The decrease in operating income in the second and third quarters of fiscal 2012 was offset by strong first quarter operating income, resulting in operating income gains for the nine months ended November 30, 2011 of $1.16 million, or 2.5 percent, when compared to the same period last year.

The Housewares segment’s operating income before impairments decreased $1.71 million, or 13.4 percent, for the three months ended November 30, 2011 compared to the same period last year.  The segment’s operating income before impairments decreased $1.43 million, or 4.1 percent, for the nine months ended November 30, 2011, when compared to the same period last year. The decline in third fiscal quarter profitability and decline in overall year-to-date profitability in the segment was principally due to the impact of product cost increases.

The Healthcare / Home Environment segment reported operating income of $13.52 and $20.68 million for the three- and nine-months ended November 30, 2011, respectively.  The segment continues to benefit from the combined impact of better sales mix and synergy initiatives. In addition, as we have previously disclosed, the first half of the fiscal year ending in August has historically been Kaz’s weakest half of the year in terms of net sales revenue and operating margin and is not reflective of its anticipated full year results for fiscal 2012.  We expect that a significant portion of the new segment’s operating income will be earned in the second half of the fiscal year. The segment operates on a lower overall gross profit margin than the Personal Care and Housewares segments, which is the principal reason for its lower overall operating profit, as a percentage of net sales revenue.

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

Other income (expense):

Nonoperating income (expense), net, for the three- and nine-month periods ended November 30, 2011, was $0.19 and ($0.33) million, respectively, compared to $0.16 and $0.49 million, respectively, for the same periods last year.

Interest expense for the three- and nine-month periods ended November 30, 2011, was $2.96 and $9.65 million, respectively, compared to $2.08 and $6.38 million, respectively, for the same periods last year.  Interest expense was higher when compared to the same periods last year primarily due to the increase in short-term and long-term debt outstanding, which was used to finance the acquisition of Kaz.

Income tax expense:

Income tax expense for the three- and nine-month periods ended November 30, 2011 was 15.8 and 12.7 percent, respectively, of income before income taxes compared to 8.6 and 9.4 percent, respectively, the same periods last year.  For the three- and nine-month periods ended November 30, 2011 the increase in the effective tax rate, when compared to the same periods last year, is primarily due to the impact of Kaz on the mix of  income taxed in high rate jurisdictions.  Since Kaz was acquired on  December 31, 2010, its operating results are not included in the comparable periods for last year.

In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz and its subsidiaries for tax years 2003, 2004, 2006, 2007, and 2008 are currently under examination. The IRS has issued a notice of proposed adjustment for the 2006 tax year, which is currently under appeal. The Company is protesting the adjustments and believes that the potential impact of any adjustments sustained at appeal will not have a material impact on our results of operations or financial position, as the proposed adjustments relate to a tax receivable that was not acquired in the purchase of Kaz.

In November and December 2011, the Company received additional notices of proposed permanent adjustments related to Kaz’s 2007 and 2008 tax years that would increase tax expense by $0.52 and $1.1 million, respectively.  The Company also received notices of proposed timing adjustments related to the Kaz 2007 and 2008 tax years that would increase taxes payable and deferred tax assets by $0.51 and $2.51 million, respectively. The Company is currently evaluating the merits of the adjustments, but does not expect them to have a material impact on our results of operations or financial position.  The IRS has not proposed any other adjustments for the other tax years under examination.

Net income:

Our net income was $32.88 and $81.08 million for the three- and nine-month periods ended November 30, 2011, respectively, compared to $27.06 and $68.92 million for the same periods last year, representing period-over-period net income increases of 21.5 and 17.6  percent, respectively. Our diluted earnings per share was $1.04 and $2.56 for the three- and nine-month periods ended November 30, 2011,  respectively, compared to $0.86 and $2.20, for the same periods last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital utilization for the nine-month periods ended November 30, 2011 and 2010 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Nine Months Ended November 30,
	2011	2010

Accounts Receivable Turnover (Days) (1)	62.9	68.0
Inventory Turnover (Times) (1)	3.0	2.7
Working Capital (in thousands)	$229,298	$219,518
Current Ratio	1.7 : 1	2.3 : 1
Debt to Equity Ratio (2)	32.5%	20.0%
Return on Average Equity (1)	14.9%	14.1%

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

Operating activities:

Operating activities provided $56.17 million of cash during the first nine months of fiscal 2012, compared to $33.60 million of cash provided during the same period in fiscal 2011. The increase in operating cash flow was primarily due to the timing of fluctuations in working capital components, in addition to an increase in net income of $12.15 million and depreciation and amortization of $8.65 million for the nine months ended November 30, 2011, when compared to the same period last year.

Accounts receivable increased $40.82 million to $229.22 million as of November 30, 2011, compared to $188.40 million at the end of fiscal 2011.  The increase is due to normal seasonal fluctuations in sales and collection activity.  Accounts receivable turnover improved to 62.9 days at November 30, 2011 from 68.0 days at November 30, 2010.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $34.53 million to $251.76 million as of November 30, 2011, compared to $217.23 million at the end of fiscal 2011.  Inventory turnover was 3.0 times at November 30, 2011 compared to 2.7 times at November 30, 2010.  The change in inventories reflects a normal seasonal pattern expected during our heavy shipping season, which typically begins in early August and continues through early December.

Working capital was $229.30 million at November 30, 2011, compared to $219.52 million at November 30, 2010.  Our current ratio decreased to 1.7:1 at November 30, 2011, compared to 2.3:1 at November 30, 2010. The decrease in our working capital and current ratio was primarily due to a net decrease in cash and increase in overall short-term debt obligations as a result of the use of cash on hand and our revolving line of credit to fund the Kaz acquisition.

Investing activities:

Investing activities provided $12.72 million of cash during the nine months ended November 30, 2011. Highlights of those activities follow:

•                  We spent $3.04 million on molds and tooling, $6.76 million on information technology infrastructure, $0.45 million on distribution equipment and $0.27 million on the development of new patents.

•                  We sold a facility in Hudson, New York yielding net proceeds to us of $1.00 million.

•                  We sold or redeemed $3.25 million of ARS at par.  In addition, in November 2011, we settled the sale of the remaining portfolio of ARS for $18.05 million, or approximately 96 percent of par.

•                  We sold $1.17 million of interests in mutual funds.

Financing activities:

Financing activities used $60.66 million of cash during the nine months ended November 30, 2011.  Highlights of those activities follow:

•                  We had draws of $809.45 million against our line of credit.

•                  We repaid $810.45 million drawn against our line of credit.

•                  We repaid $53.00 million of long-term debt.

•                  Employees and certain members of our Board of Directors exercised options to purchase 175,805 shares of common stock, providing $2.26 million of cash, including related tax benefits.

•                  On July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  The exercise of these options required $12.55 million to pay related federal income tax obligations and generated $3.15 million in current tax benefits.

•                  Purchases of common stock through our employee stock purchase plan provided $0.50 million of cash.

Revolving Line of Credit Agreement and Other Debt Agreements:

On December 30, 2010, we entered into a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured revolving commitment of up to $150.00 million.  In connection with the acquisition of the PUR home water filtration business, the Company amended the 2010 RCA on December 15, 2011. The amendment increased the amount of borrowings available under the revolving commitment from $150.00 million to $250.00 million, subject to the terms and limitations described below. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.25 to 1.375 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.25 to 2.375 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.30 to 0.50 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.25 to 2.375 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of November 30, 2011, there were $70.00 million in revolving loans and $0.34 million of open letters of credit outstanding against the 2010 RCA.  For the three- and nine-month periods ended November 30, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.94 to 4.00 percent.  As of November 30, 2011, the amount available for borrowings under the 2010 RCA was $79.66 million.

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

In addition to the Notes and the 2010 RCA, at November 30, 2011, we had an aggregate principal balance of $78.00 million of term debt with varying maturities due through June 2014.

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

Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends. As of November 30, 2011, our debt agreements effectively limited our ability to incur more than $250.43 million of additional debt from all sources, including draws on the 2010 RCA, and we were currently in compliance with the terms of our debt agreements.  In connection with the completion of the PUR acquisition, on December 30, 2011, we received $160.00 million of new advances under the 2010 RCA.  After giving pro forma effect to the PUR acquisition and 2010 RCA amendment as if they had occurred on November 30, 2011, our debt agreements would have effectively limited our ability to incur additional debt from all sources to approximately $195.43 million.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments, at November 30, 2011, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2012	2013	2014	2015	2016	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$103,000	$3,000	$-	$20,000	$20,000	$20,000	$40,000
Term debt - floating rate (1)	75,000	-	-	75,000	-	-	-
Long-term incentive plan payouts	6,115	3,161	2,072	882	-	-	-
Interest on fixed rate debt	16,193	4,038	3,900	3,211	2,431	1,651	962
Interest on floating rate debt (1)	11,795	4,583	4,570	2,642	-	-	-
Open purchase orders	192,117	192,117	-	-	-	-	-
Minimum royalty payments	93,636	15,188	14,011	12,240	9,589	5,790	36,818
Advertising and promotional	68,048	7,859	5,600	5,248	5,388	5,576	38,377
Operating leases	17,559	4,321	3,714	3,277	2,788	1,194	2,265
Capital spending commitments	3,899	3,899	-	-	-	-	-
Total contractual obligations (2)	$587,362	$238,166	$33,867	$122,500	$40,196	$34,211	$118,422

(1) The Company uses an interest rate hedge agreement (the “swap”) in conjunction with its unsecured floating interest rate, $75.00 million, 10 year Senior Notes.  The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swap effectively fixes the interest rates on the 10 year Senior Notes at 6.01 percent.  Accordingly, the future interest obligations related to this debt have been estimated using this rate.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2011, we have recorded a provision for our uncertain tax positions of $13.75 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

In addition to the contractual obligations and commercial commitments set forth above, on September 13, 2011, the Company entered into an Amended and Restated Employment Agreement with Gerald J. Rubin, our Chief Executive Officer and President (the “Revised Employment Agreement”). The Revised Employment Agreement became effective as of October 11, 2011 and will continue until February 28, 2015, subject to earlier termination by either party. The Revised Employment Agreement provides that Mr. Rubin is eligible to receive an annual base salary of $600,000 and an annual bonus payable in cash, restricted stock and restricted stock units based upon achieving certain performance measures. The Revised Employment Agreement becomes effective with respect to incentive compensation for fiscal year 2013. Incentive compensation under the Revised Employment Agreement is performance-based using new performance measures. We are currently unable to estimate the impact upon Mr. Rubin’s incentive compensation under the Revised Employment Agreement for any period following fiscal 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates, interest rates and the liquidity of any investments we hold from time-to-time are our primary financial market risks.

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2011, approximately 20 and 19 percent, respectively, of our net sales revenue were in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles and Venezuelan Bolivares Fuertes. During the three- and nine-month periods ended November 30, 2010, approximately 16 and 13 percent, respectively, of our net sales revenue were in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

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

Interest rate risk:

Interest on our long-term debt outstanding as of November 30, 2011 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $70.00 million in advances against our 2010 RCA and $75.00 million of Senior Notes.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes reset, as described in Note 13, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of debt, certain additional draws against the 2010 RCA (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage a portion of our floating rate debt using an interest rate swap (the “swap”).  As of November 30, 2011, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our 10 year Senior Notes to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate 5.11 percent on our 10 year Senior Notes, while simultaneously receiving floating rate interest payments set at 0.37 percent as of November 30, 2011 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at November 30, 2011 and February 28, 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30, 2011
Designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Derivative Assets, Current	Derivative Assets, Noncurrent	Accrued Expenses and Other Current Liabilities	Derivative Liabilities, Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£4,000	$94	$-	$-	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$9,000	45	23	-	-
Foreign currency contracts - sell Euros	Cash flow	2/2012	€2,000	-	-	95	-
Subtotal				139	23	95	-

Interest rate swap	Cash flow	6/2014	$75,000	-	-	3,468	5,707
Total fair value				$139	$23	$3,563	$5,707

February 28, 2011
Designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Derivative Assets, Current	Derivative Assets, Noncurrent	Accrued Expenses and Other Current Liabilities	Derivative Liabilities, Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$-	$-	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	-	-	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	-	-	374	-
Subtotal				-	-	779	191
Interest rate swaps	Cash flow	6/2014	$125,000	-	-	3,785	5,840
Total fair value				$-	$-	$4,564	$6,031

Counterparty credit risk:

Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for non-performance.  We manage our exposure to counterparty credit risk through only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then- estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks inherent in cash, cash equivalents and investment holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of both interest bearing and non-interest bearing disbursement or short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments consist of BAA3 to AAA rated ARS and mutual funds.  The following table summarizes our cash, cash equivalents and investments we held at November 30, 2011 and February 28, 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	November 30, 2011		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents
Cash, interest and non-interest-bearing accounts - unrestricted	$31,171	0.00 to 1.70%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,114	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	-	-	1,560	0.13%
Money market funds	2,134	0.01 to 4.92%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$35,419		$27,193

Investments:
Auction rate securities	$-	-	$20,711	1.76 to 8.47%
Mutual funds, principally equity based	-	-	1,233
Total investments	$-		$21,944

Our cash balances at November 30, 2011 and February 28, 2011 include restricted cash of $2.11 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market. Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

At November 30, 2011, most of our cash equivalents are in money market accounts; therefore, we believe there is no material interest rate, credit or liquidity risk. During the fiscal quarter ended November 30, 2011, we liquidated all our mutual fund holdings paying out all proceeds in satisfaction of an associated Kaz deferred compensation plan.

At February 28, 2011, we held investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years).  Substantially all of the collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program.  Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at pre-determined intervals, ranging from 7 to 35 days.  Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand.  However, this did not represent a default by the issuer of the security agreement. Our subsequent valuation of the securities was based on the assumption that they continued to accrue interest until one of the following occurred: the auction succeeded; the issuer called the securities; or the securities matured.  On September 15, 2011, the Company entered into an agreement to sell its then remaining portfolio of $18.90 million par value ARS for approximately 96 percent of par. The transaction settled in the fiscal quarter ended November 30, 2011.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements and are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, the Company cautions readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2011 and risks otherwise described from time-to-time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others:

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

•                  expectations regarding the acquisitions of Kaz and PUR, and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2011.  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Kaz, which we acquired on December 31, 2010, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets resulting from this acquisition constituted approximately 32.9 percent of consolidated assets as of November 30, 2011, 38.0 and 36.3 percent of consolidated net sales revenue, respectively, and 32.3 and 20.1 percent of consolidated operating income, respectively,  for the three- and nine-month periods ended November 30, 2011.  Based upon that evaluation, which excluded the internal control over financial reporting of Kaz, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2011, the end of the periods covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then existing shares of common stock authorized for repurchase, in open market or through private transactions.  On October 31, 2011 our Board of Directors approved a resolution to extend the repurchase program through October 31, 2014. Under this program, as of November 30, 2011, we are authorized to purchase up to 3,120,039 shares of common stock in the open market or through private transactions. During the three- and nine-month periods ended November 30, 2011, there was no open market repurchase activity.

During the three-month period ended November 30, 2011, employees tendered 6,616 shares of common stock having an aggregate market value of $0.19 million, or an average of $28.23 per share, as payment for the exercise price arising from the exercise of options.  During the nine-month period ended November 30, 2011, certain members of our Board of Directors and employees tendered  56,651 shares of common stock having an aggregate market value of $1.85 million, or an average of $32.66 per share, as payment for the exercise price arising from the exercise of options.  In addition, on July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for the three months ended November 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 through September 30, 2011	1,073	$24.88	1,073	125,582
October 1 through October 31, 2011	1,864	28.86	1,864	3,123,718
November 1 through November 30, 2011	3,679	28.90	3,679	3,120,039
Total	6,616	$28.23	6,616

ITEM 6.      EXHIBITS

(a)	Exhibits

10.1†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, Helen of Troy Limited and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2011).

	10.2†*	Helen of Troy Limited 2008 Stock Incentive Plan, as amended.

10.3†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2011).

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

	†	Management contracts or compensatory plans or arrangements.

	*	Filed herewith.

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

HELEN OF TROY LIMITED
(Registrant)

Date: January 6, 2012	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: January 6, 2012	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice-President
and Chief Financial Officer

Date: January 6, 2012	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, Helen of Troy Limited and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2011).

10.2†*	Helen of Troy Limited 2008 Stock Incentive Plan, as amended.

10.3†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2011).

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.

†	Management contracts or compensatory plans or arrangements.

*	Filed herewith.

**

Furnished herewith. With respect to Exhibit 101, as provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.