Form 10-K
period 2012-02-29
HELEN OF TROY LTD
filed 2012-04-30
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                           Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                          Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such

shorter period that the registrant was required to submit and post such files).                                                                                                Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2011, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $875,420,000.

As of April 23, 2012 there were 31,700,150 common shares, $.10 par value per share (“common stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2012 Annual General Meeting of Shareholders.

CERTAIN CONVENTIONS USED IN THIS REPORT

In this report and accompanying consolidated financial statements and notes thereto, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we” , “us”, or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010.  References to “PUR” refer to the PUR brand of water filtration products we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates on December 30, 2011.  Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment.  References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise the Housewares segment of the Company’s business.  Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions.  The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right.  All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.”  References to “the FASB” refer to the Financial Accounting Standards Board.  References to “GAAP” refer to U.S. generally accepted accounting principles.  References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB .

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

•                  our geographic concentration of certain U.S. distribution facilities, which at certain times operate at or near capacity, increases our exposure to significant shipping disruptions and added shipping and storage costs;

•                  our projections of product demand, sales and net income (including the Company’s guidance for PUR net sales revenue and the expectation that the acquisition will be accretive) are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•                  expectations regarding the acquisitions of Kaz, PUR and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

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

•                  the risks associated with the use of trademarks licensed from and to third parties;

•                  our dependence on the strength of retail economies and vulnerabilities to a prolonged economic downturn;

•                  our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•                  disruptions in U.S., Euro zone and other international credit markets;

•                  foreign currency exchange rate fluctuations;

•                  trade barriers, exchange controls, expropriations, and other risks associated with foreign operations;

•                  our leverage and the constraints it may impose on our ability to manage our cash resources and operate our business;

•                  the costs, complexity and challenges of upgrading and managing our global information systems;

•                  the risks associated with information security breaches;

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

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global designer, developer, importer, and distributor of an expanding portfolio of brand-name consumer products.  We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.  We have three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. Our Housewares segment reports the operations of the OXO family of brands, which provide a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices, such as thermometers, blood pressure monitors, humidifiers and heating pads; water filtration systems; and small home appliances, such as air purifiers, portable heaters, fans, and bug zappers. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of $160.00 million, subject to future adjustments.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business.  PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters.  PUR is one of two leading brands in its product categories.  We operate the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S.  At the closing, the Company and P&G also entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for and supply certain products to the Company in exchange for specified fees.  The terms of the transitional agreements are between six months and two years. We expect the acquisition to help broaden the Company’s product portfolio, provide additional opportunities for expansion into adjacent product groups and continue to increase our significance with common customers.

As discussed below, one of our core initiatives in our efforts to grow our business and increase shareholder value is to broaden our growth opportunities through acquisitions of companies, brands and product categories. In addition to our purchase of the PUR water filtration business, we have made the following material acquisitions since the beginning of fiscal 2010:

•                  On December 31, 2010, we completed our merger with Kaz, a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain adjustments.  The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, SmartTemp, SoftHeat, Honeywell, Duracraft, Protec, Stinger, and Nosquito.  We are continuing to integrate Kaz into the Helen of Troy operating structure.

•                  On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand. Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category through its pioneering development of the 2-in-1 shampoo and conditioner combination technology. Sure is one of the leading brands in the $1.7 billion U.S. antiperspirant and deodorant category, well known for its product efficacy and value to both women and men. We market Pert Plus and Sure products primarily into retail trade channels. In the second quarter of fiscal 2011, we substantially completed the integration of this acquisition into our operations.

•                  On March 31, 2009, we completed the acquisition of certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas for Infusium 23 (“Infusium”) hair care products from The Procter & Gamble Company for a cash purchase price of $60.00 million, which we paid with cash on hand.  The Infusium brand of shampoos and conditioners added to our domestic grooming, skin care and hair care product line offerings.

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

As part of our overarching objective to grow our business and increase shareholder value, we have five core initiatives on which we continually focus. These initiatives and their key elements are outlined below, along with our thoughts on how activities of the past fiscal year supported these initiatives:

•                  Maximize high growth potential branded products.  We seek to maximize high growth products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth.   With the acquisition of PUR, we added another nationally recognized brand with powerful consumer “top of mind” presence and continued to diversify our product portfolio.  The PUR brand gives us additional scale and expands our product footprints, particularly with wholesale clubs and home improvement retailers.  In fiscal 2012, ten brands accounted for approximately 71 percent of our consolidated annual net sales revenue, compared to aproximately 72 percent for fiscal 2011.  Pro forma year-over-year growth in those brands as a group averaged 4 percent.  When a brand fails to achieve a desired market potential, we evaluate whether to continue to invest in brand maintenance, exit the brand and/or selectively replace it with revenue streams from similar, more effectively performing branded products.

•                  Accelerate our new product pipeline.  We strive to reduce the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner.  A majority of our products are produced in China, where long production lead times are normal.  We continuously work with our manufacturers to simplify and shorten the length of our supply chain for new products.  The Kaz acquisition in fiscal 2011 provided us with the opportunity to leverage global sourcing economies of scale while sharing and standardizing best practices.  During fiscal 2012, we fully implemented new product data management functionality in our Enterprise Resource Management system that streamlines and more effectively communicates new product specifications and status across our organization and throughout our supply chain. We expect this new functionality will provide a number of operational efficiencies that can continue to reduce our time to market.

•                  Leverage innovation.  We constantly seek ways to foster our culture of innovation and new product development.  We intend to enhance and extend our existing product categories and develop new allied product categories to grow our business.  We believe new innovative products drive higher sales prices and margins for us and the customers we serve, and increase the value of our brand base.  Examples of products released to the market during fiscal 2012 that used innovation to become high volume sellers were:

Personal Care: The Revlon Artistry line of styling appliances is a full complement of professional level styling tools with unique finishes that look as though they were “hand painted.”  We also released our HOT Tools Curly-Q tapered conical barrel curling irons. In brushes, we released the Revlon True Red series of brushes in vented, cushioned and all purpose designs.

Housewares:  Our OXO Egg Beater is an old fashioned idea updated with OXO’s ergonomic design and features that allow for easy use, storage and cleaning.  We expanded our refrigerator food storage containers with our OXO Good Grips LockTop stackable containers in durable BPA-free container bodies. We also released OXO Good Grips French Press coffee makers in four- and eight-cup models combining stainless steel, traditional glass carafes and non-slip grips.

Healthcare / Home Environment:  We released the Vicks Behind Ear Thermometer, providing a revolutionary new way to measure temperature that is easy to use, non-invasive and highly accurate.  We also released our Honeywell Top Fill line of easy-to-care-for humidifiers.

•                  Broaden our growth opportunities.  We plan to continue to seek opportunities to acquire companies, brands and product categories through development and acquisitions.  When brand acquisition is not possible, we look for licensed brands that have developed substantial brand equity in product categories that will create synergies with our existing products.  For example, the fiscal 2012 addition of the PUR brand of water filtration products continues to diversify the Company’s sales base and provides certain adjacent product opportunities.

•                  Reduce cost and increase productivity.  We seek to control our expenses and strengthen operating margins by eliminating unnecessary spending, co-innovating with our manufacturers to eliminate costs, leveraging technology, and making productivity a key focus throughout our Company.  During fiscal 2012, we executed and completed various synergistic integration initiatives dealing with Kaz’s IT, sourcing, distribution, accounting, customer service, and credit and collections operations.  The end result has been lower costs of operation across most of our enterprise.  We believe the PUR acquisition will provide us with opportunities to leverage our back office infrastructure and operations to achieve additional efficiencies.

We present financial information by operating segment in Note (20) of our accompanying consolidated financial statements. The matters discussed in this Item 1., “Business,” pertain to all existing operating segments, unless otherwise specified.

TRADEMARKS, PATENTS AND PRODUCTS

We sell certain of our products under trademarks licensed from third parties.  We also market products under a number of trademarks that we own.  The following are a representative, but not all-inclusive, listing of some of the more important trademarks by segment and major product category:

SEGMENT	PRODUCT CATEGORY	OWNED TRADEMARKS	LICENSED TRADEMARKS
Personal Care	Retail and Professional Appliances and Accessories	PRO Beauty Tools®, Karina®, HOT Tools®, Gold ‘N Hot®, Carel®, Comare®, Shear Technology®, DCNL®	Revlon ® (1), Vidal Sassoon®, Dr. Scholls®, Scholl®, Toni&Guy®, Bed Head®, Health o Meter®, Laila Ali®
	Grooming, Skin Care and Hair Care Solutions	Brut®, Infusium 23®, Pert Plus®, Sure®, Ammens®, Ogilvie®, Final Net®	Sea Breeze®
Housewares		OXO®, Good Grips®, SoftWorks®, OXO SteeL®, OXO tot®
Healthcare / Home Environment	Healthcare	SoftHeat®, Protec®, SmartTemp®	Braun®, Vicks®
	Water Filtration	PUR®
	Home Environment	Duracraft®, Stinger®, Nosquito®	Honeywell®, Febreze®

(1)  The remaining duration of the agreements, including renewal terms, is approximately 51 years.

Licensed Trademarks

The Personal Care and Healthcare / Home Environment segments depend upon the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue.  New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes and make minimum levels of advertising expenditures.  If we decide to renew upon expiration of their current terms, we may be required to pay prescribed renewal fees for certain agreements at the time of that election or we may be unable to renegotiate acceptable terms that will allow for renewal.

We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world. In addition, we believe our brands have an established reputation for quality, reliability and value.

Patents, Other Intellectual Property and Infringement Considerations

Helen of Troy maintains over 585 design and utility patents in the United States and several foreign countries.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

We monitor and protect our brands against infringement, as we deem appropriate; however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various jurisdictions.

Products

We market and sell Personal Care, Housewares and Healthcare / Home Environment products that we acquire, design and/or develop. The following table summarizes the types of products we sell by business segment:

SEGMENT	PRODUCT CATEGORY	SIGNIFICANT PRODUCTS
Personal Care	Retail and Professional Appliances and Accessories

Curling irons, straightening irons, hot air brushes, hand-held dryers, hard and soft-bonnet hair dryers, hair setters, facial care appliances, foot care appliances, hair clippers and trimmers, hand held and lighted mirrors, hair brushes, hair styling implements, and decorative hair accessories

	Grooming, Skin Care and Hair Care Solutions	Liquid hair styling products, treatments, conditioners, shampoos, liquid and/or medicated skin care products, fragrances, deodorants, and antiperspirants
Housewares		Food preparation tools and gadgets, food storage containers, cutlery, household cleaning tools, trash cans, bathroom accessories, storage and organization products, and baby and toddler care products
Healthcare / Home Environment	Healthcare	Thermometers, blood pressure monitors, humidifiers, heating pads, and hot/cold wraps
	Water Filtration	Faucet mount water filtration systems, pitcher based water filtration systems and refrigerator filters
	Home Environment	Air purifiers, heaters, fans, humidifiers, dehumidifiers, and bug zappers

We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our position in the Personal Care, Housewares and Healthcare / Home Environment markets. Overall, in fiscal 2012, we introduced 377 new products across all of our categories compared to 443 and 362 new products introduced in fiscal 2011 and 2010, respectively.  Currently, 383 additional new products are in our product development pipeline for expected introduction in fiscal 2013.

SALES AND MARKETING

We now market our products in approximately 84 countries throughout the world.  Sales within the United States comprised 77, 80 and 79 percent of total net sales revenue in fiscal 2012, 2011 and 2010, respectively.  We sell our products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, catalogs, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly online to end user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

Regional sales and business unit managers work with our inside and outside sales representatives.  Our sales managers are organized by product group and geographic area and, in some cases, key customers.  Our regional managers are responsible for customer relations management, pricing and discount programs, distribution strategies, and sales generation.

The companies from whom we license many of our brand names promote those names extensively. The Honeywell, Braun, Vicks, Febreze, Revlon, Vidal Sassoon, Dr. Scholl’s, Scholl, Bed Head, and Toni&Guy trademarks are widely recognized because of the licensor’s advertising and the sale of a variety of products in categories other than ours. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our non-licensed products through television advertising and through print media, including consumer and trade magazines, extensive in-store and customer cooperative advertising, the internet, and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in China, to manufacture a significant portion of our products in the Personal Care appliance and accessories, Housewares, Healthcare, Water Filtration and Home Environment product categories.  Our mix of Far East manufacturing has declined since 2010 as the Healthcare / Home Environment segment and Grooming, Skin Care and Hair Care Solutions product categories have become a larger part of our business.  These product categories source a higher proportion of their products in both the U.S. and Mexico.  For a discussion regarding our dependency on third-party manufacturers, see Item 1A., “Risk Factors.”  For fiscal 2012, 2011 and 2010, cost of goods sold manufactured by vendors in the Far East comprised approximately 78, 80 and 85 percent, respectively, of total consolidated cost of goods sold.

Many of our key Far East manufacturers have been doing business with us for over 30 years.  In some instances, we are now working with the second generation of entrepreneurs from the same families.  We believe these relationships give us a stable and sustainable advantage over many of our competitors.

Manufacturers who produce our products use formulas, molds and certain other tooling, some of which we own, in manufacturing those products.  We employ numerous technical and quality control personnel responsible for ensuring high product quality.  Most of our products manufactured outside the countries in which they are sold are subject to import duties, which increase the amount we pay to obtain such products.

Our customers seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, our policy is to maintain several months of supply of inventory in order to meet our customers’ needs. Accordingly, we order products substantially in advance of the anticipated time of their sale to our customers. While we have limited formal long-term arrangements with our suppliers, in most instances, we place purchase orders for products several months in advance of receipt of orders from our customers.  Our relationships and arrangements with most of our manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders.  Most purchase orders are in U.S. Dollars.  Because of our long lead times, from time to time, we must discount end of model product or sell it through closeout sales channels to eliminate excess inventories.

In total, we occupy approximately 2,672,000 square feet of distribution space in various locations to support our operations, which includes a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 500,000 square foot distribution center in Memphis, Tennessee, used to support a significant portion of our domestic distribution.  Approximately 72 percent of our consolidated gross sales volume shipped from these two facilities in fiscal 2012.  For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”   Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas; Southaven, Mississippi; Memphis, Tennessee; and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers, primarily in the Far East, to distribution centers in the Netherlands, Belgium, the United Kingdom, Mexico, or directly to customers. We then ship products stored at these international distribution centers to distributors or retailers.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its worldwide affiliates) accounted for approximately 20, 17 and 18 percent of our consolidated net sales revenue in fiscal 2012, 2011 and 2010, respectively.   Sales to our second largest customer, Target Corporation, all within the United States, accounted for approximately 11, 10 and 9 percent of our consolidated net sales revenue in fiscal 2012, 2011 and 2010, respectively.  Sales to our third largest customer, Bed Bath and Beyond, Inc., all within the United States, accounted for approximately 6, 8 and 10 percent of our consolidated net sales revenue in fiscal 2012, 2011 and 2010, respectively.  No other customers accounted for ten percent or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 44, 44 and 46 percent in fiscal 2012, 2011 and 2010, respectively.

ORDER BACKLOG

When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

COMPETITIVE CONDITIONS

The markets in which we sell our products are very competitive and mature.  The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers with strong negotiating power.  Current trends among retailers include fostering high levels of competition among suppliers, insistence on  maintaining or reducing prices and the requirement to deliver products under shorter lead times.  Additionally, certain retailers source and sell products under their own private label brands that compete with our Company’s products.  We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers, some of which have been built over 30 years or more of working together. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label products in most categories.  Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

The following table summarizes our primary competitors by business segment:

SEGMENT	PRODUCT CATEGORY	PRIMARY COMPETITORS
Personal Care	Retail and Professional Appliances and Accessories

Conair, Farouk Systems Inc. (CHI), T3 Micro, Inc., International Consulting Associates (InfraShine), FHI Heat, Inc., Jamella Limited (GHD), Turbo Ion, Inc. (Croc Hair Products), Spectrum Brands, Inc. (Remington), Goody Products, Inc. a division of Newell Rubbermaid, Inc., and Homedics-U.S.A., Inc.

	Grooming, Skin Care and Hair Care Solutions	KAO Brands Company, The Procter & Gamble Company, L’Oréal Group, Unilever N.V., Colgate-Palmolive Company, Beirsdorf AG, and Coty Inc.
Housewares		Lifetime Brands, Inc. (KitchenAid), Zyliss AG, Wilton Industries, Inc. (Copco), Simplehuman LLC, Casabella Holdings LLC, Interdesign, Inc., Boon Inc., Munchkin, Inc., Skip Hop, Inc. and Stokke AS.
Healthcare / Home Environment	Healthcare	Phillips Electronics N.V., Microlife AG Swiss Corporation, Omron Corporation, Medisana AG, Beurer GmbH, Exergen Corporation, Paul Hartmann AG, and Visiomed Group SA (Thermoflash)
	Water Filtration	The Clorox Company (Brita), 3M Company (Filtrete)
	Home Environment	Panasonic Corporation, Sharp Corporation, Jarden Corporation (Sunbeam, Bionair and Holmes), Lasko Products, Inc., and De’ Longhi S.p.A.

Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. With the number of acquisitions we have made over the last five years, our seasonality has been changing.  The following table shows our seasonality over the latest three fiscal years.

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE
	Fiscal Years Ended
Fiscal Quarter Ended	2012	2011	2010

May	23.0%	20.6%	22.2%
August	23.5%	22.5%	25.0%
November	28.7%	26.4%	29.2%
February	24.9%	30.5%	23.5%

The third fiscal quarter normally produces the highest net sales revenue during the fiscal year.  Seasonality in fiscal 2011 was skewed toward the fourth fiscal quarter by the inclusion of two months of net sales revenue from Kaz following its acquisition on December 31, 2010.  Because of the impact of the seasonality of our net sales revenues, our working capital needs fluctuate during the year.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, and health and safety laws and regulations.  These laws and regulations impose workplace standards and regulate the discharge of pollutants into the environment.  In addition, they establish various standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, and substances including solid and hazardous wastes.

Many of the products we sell are subject to a number of product safety laws and regulations in various jurisdictions.  These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification and labeling requirements.

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

EMPLOYEES

As of February 29, 2012, we employed 1,443 full-time employees world-wide.  We also use temporary, part-time and seasonal employees as needed.  None of our U.S. employees are covered by a collective bargaining agreement.  Certain of our employees in Europe are covered by collective arrangements in accordance with local practice.  We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC INFORMATION

Note (20) to our accompanying consolidated financial statements contains geographic information concerning our net sales revenue and long-lived assets.

AVAILABLE INFORMATION

We maintain our main Internet site at the following address: http://www.hotus.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in Company shares by directors and officers.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  Also, on the Investor Relations page, under the heading “Corporate Governance”, are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

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

We rely on our Chief Executive Officer and a small number of other key senior executives to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

The loss of our Chief Executive Officer or any of our key senior executives could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to hire or relocate and integrate suitable replacements on a timely basis or at all.  Further, in order to continue to grow our business, we will need to expand our senior management team.  We may be unable to attract or retain these persons.  This could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers.  In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs.  Failure to deliver products to our retailers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage our reputation and brands and result in loss of customers or reduced orders.

Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity.  These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner.  Such disruptions could have a material adverse effect on our business.

To make our distribution operations more efficient, we have consolidated many of our U.S. distribution, receiving and storage functions into our Southaven, Mississippi and Memphis, Tennessee distribution facilities.  Approximately 72 percent of our consolidated gross sales volume shipped from these two facilities in fiscal 2012.  For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely effect our business and operating results.

Additionally, our U.S. distribution operations have reached a level where we may incur capacity constraints during peak shipping periods as we continue to grow our sales revenue through a combination of organic growth and  acquisitions.  These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business, financial condition and results of operations.

Our projections of product demand, sales and net income (including the Company’s guidance for PUR net sales revenue and the expectation that the acquisition will be accretive) are highly subjective in nature and our future sales and net income could vary in a material amount from our projections.

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

We completed our acquisition of Kaz on December 31, 2010.  Additionally, on December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates.  These two transactions represent significant acquisitions for the Company.  In addition, we continue to look for opportunities to make complementary strategic business and/or brand acquisitions.  Recent and future acquisitions, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.  In addition, any acquisition involves numerous risks, including:

•                  difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisitions;

•                  difficulties in integrating distribution channels;

•                  diversion of management’s attention from other business concerns;

•                  difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships;

•                  difficulties realizing anticipated cost savings, synergies and other benefits related to an acquisition;

•                  risks associated with subsequent operating asset write-offs, contingent liabilities and impairment of related acquired intangible assets;

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

A few customers account for a substantial percentage of our net sales revenue.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to any one of these customers.  In particular, sales to our first and second largest customers accounted for approximately 20 and 11 percent, respectively, of our consolidated net sales revenue in fiscal 2012.  While only two customers individually accounted for 10 percent or more of our net sales revenue in fiscal 2012, sales to our top five customers accounted for approximately 44 percent of fiscal 2012 net sales revenue.  We expect that a small group of customers will continue to account for a significant portion of our net sales revenue.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

With the continuing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price demands and other conditions, which could negatively impact our financial condition and results of operations.

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

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which includes super centers and club stores.  This trend has resulted in the increased size and influence of these mass merchandisers. Additionally, these mass merchandisers source and sell products under their own private label brands that compete with our products.  As mass merchandisers grow larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship.  If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us.  A reduction in the demand for our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on third-party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business,  financial condition and results of operations.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China.  This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise.  The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America, Europe and other countries.  China has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the cost of products manufactured in China.  Many of our suppliers in China continue to experience labor shortages, which could result in future supply delays and disruptions and drive a substantial increase in labor costs.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve.  Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of goods sold and certain operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes.  Changes in the cost of fuel as a result of continuing Middle East tensions and related political instabilities may continue to drive up fuel prices resulting in higher transportation prices in fiscal 2013.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses.  Our results of operations could be adversely affected by future increases in these costs.  We have had some success in implementing price increases to our customers or passing on product cost increases by moving customers to newer product models with enhancements that justify higher prices, and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

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

We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently, whenever events or changes in circumstances indicate their carrying value may not be recoverable.  Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and company levels. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined.  Any such impairment charges could have a material adverse effect on our business, financial condition and results of operations.

We rely on licensed trademarks with third parties and license certain trademarks to third parties in exchange for royalty income, the loss of which could have a material adverse effect on our revenues and profitability.

We are dependent on our various licensed trademarks as a substantial portion of our sales revenue comes from selling products under licensed trademarks. As a result, we are dependent upon the continued use of these trademarks, including the Revlon, Vicks, Braun, Honeywell, and Vidal Sassoon trademarks.  Additionally, we now license certain trademarks, including OXO and PUR, to third parties in exchange for royalty income.  It is possible that certain actions taken by the Company, its licensors, licensees, or other third parties might diminish greatly the value of any of our licensed trademarks. Additionally, some of our licensors and licensees have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination.  If we or our licensees were unable to sell products under these licensed trademarks, or one or more of our license agreements are terminated or the value of the trademarks were diminished by the Company, a licensor, or licensee due to any inability to perform under the terms of the agreements or other reasons, or due to the actions of third parties, the effect on our business, financial condition and results of operations could be both negative and material.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Asia and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices and consumer confidence, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of the prolonged recovery from the global recession, many consumers have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit, and sharply falling asset prices, among other things.  The slow recovery from the recession in the United States, the United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may continue to cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, financial condition and results of operations.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly elsewhere, has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  A deterioration of certain key retail economies, such as we experienced during fiscal 2008 through 2010, could continue to have a material adverse effect on our business, financial condition and results of operations.

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

Disruptions in U.S., Euro zone and other international credit markets may adversely affect our business, financial condition and results of operations.

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

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States.  The Company transacts a significant portion of its business in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes.  Additionally, we purchase a substantial amount of our products from Chinese manufacturers.  During fiscal 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.  We believe the trend towards continued appreciation is likely during fiscal 2013.  Although our purchases from China are in U.S. Dollars, if the Chinese Renminbi continues its rise against the U.S. Dollar, the costs of our products will likely rise over time because of the impact the fluctuations will have on our suppliers, and we may not be able to pass on any or all of these price increases to our customers.

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

The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.  Accordingly, there can be no assurance that U.S. Dollar foreign exchange rates will be stable in the future or that fluctuations in foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with foreign operations.

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

Should any of these events occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, financial condition and results of operations.

We recently incurred significant additional debt to fund the Kaz and PUR acquisitions and may incur additional debt to fund future acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.

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

•                  subject us to higher interest expense (the majority of our debt is fixed or effectively fixed through the use of interest rate swaps and these rates may produce higher interest expense than would be available with floating rate debt, as is currently the case with decreased market interest rates);

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

We rely on central Global Enterprise Resource Planning (“ERP”) systems and other peripheral information systems, which we recently upgraded for two of our three business segments.  Obsolescence or interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

We conduct most of our businesses under two ERP systems.  Our operations are largely dependent on these systems. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems.  In fiscal 2011, we began to convert our ERP systems to a more updated version of our software provider’s system. The first phase of this upgrade was completed in January 2012.  As a result, all significant operating units within the Personal Care and Housewares segments are now running under the updated system.  In the next phase, we plan to migrate our Healthcare / Home Environment segment to the new version. Later, we plan to activate several new subsystems within the organization.  These upgrades have been, and will continue to be, a significant undertaking, which we expect to continue throughout much of fiscal 2013. Testing the new conversions and subsystems before active deployment will continue to require significant additional effort across much of our organization. Complications or delays in completing these projects could cause considerable disruptions to our business and may result in higher implementation costs than planned along with concurrent reallocation of human resources.

Any failures or disruptions in the ERP and other information systems or any complications resulting from ongoing adjustments to our systems could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our factories and suppliers, transport them to our distribution centers, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss. Furthermore, application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts, and integration issues all pose significant risks.

We rely on certain outside vendors to assist us with the upgrade of our software, the ongoing implementation of new enhancements to our information systems and to assist us in maintaining some of our infrastructure. Should any of these vendors fail to perform as expected, it could adversely affect our service levels and restrict our ability to conduct business.

Information security breaches and any related operational interruptions could have a material adverse effect on our operations and profitability.

Information systems require constant updates to their security policies and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft.  We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission and storage of confidential information.  Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems, some of which may go undetected for extended periods.

Any such compromise or breach could cause interruptions in our operations, damage to our reputation and might require us to spend significant management time and money investigating the event and dealing with local and federal law enforcement.  In addition, we could become the subject of litigation and various claims from our customers, employees, suppliers, service providers, and shareholders. Regardless of the merits and ultimate outcome of these matters, litigation and proceedings of this type are expensive to respond to and defend, and we could be forced to devote substantial resources and time responding to and defending them, which could have a material adverse effect on our business, financial condition and results of operations.

Audits and related disputes with taxing authorities could have an adverse impact on our business.

From time to time, we are involved in tax audits and related disputes in various taxing jurisdictions.  The acquisitions of Kaz and PUR have added considerable complexity to our tax structure, and the risk of liability for past activities under prior ownership.   We believe that we have complied with all applicable reporting and tax payment obligations.   However,  in the past we have sometimes disagreed with taxing authority positions on various issues.  Historically, we have vigorously defended our tax positions through available administrative and judicial avenues.  Based on currently available information, we have established reserves for our best estimate of the probable tax liabilities.  Future actions by taxing authorities may result in tax liabilities that are significantly higher or lower than the reserves established, which could have a material effect on our consolidated results of operations or cash flows.  For more information about tax audits and related disputes, see Note (10) to the accompanying consolidated financial statements.

Potential changes in laws, including tax laws, and the costs and complexities of compliance with such laws could have an adverse impact on our business.

The impact of future legislation in the U.S. or abroad, including such things as employment and insurance laws, climate change related legislation, tax legislation, regulations or treaties, including any that would affect the companies or subsidiaries that comprise our consolidated group, is always uncertain. The U.S. Congress continues to consider certain proposed changes in the tax laws, and new energy and environmental legislation that, if enacted, may increase our costs of doing business.  In addition, changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosures related to the use of “Conflict Minerals”, if not modified before becoming effective, will increase the cost of our sourcing compliance operations.  Our ability to respond to such changes, the cost and complexity of compliance with new law changes, and their impact on our ability to operate economically and effectively in jurisdictions always presents a risk.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases or otherwise utilizes through third-party management service agreements, a total of 50 facilities, which include selling, procurement, research and development, administrative, and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Summarized information regarding the location, number, type and use, segment, ownership and approximate size of our principal and other facilities as of February 29, 2012 is provided in the table below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet / Acres)

Owned Facilities

El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land - Held for Future Expansion	All Segments	4 Acres
Southaven, Mississippi, USA	Land - Held for Future Expansion	All Segments	31 Acres
El Paso, Texas, USA	Land & Building - Distribution Facility	All Segments	408,000
Sheffield, England	Land & Building - Office Space	All Segments	10,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	1,200,000
Mexico City, Mexico	Office Space - Latin American Headquarters	Personal Care & Healthcare /	3,900
		Home Environment

Leased Facilities

3 - Facilities in China	Office Space - Primarily Supply Chain Operations	All Segments	32,150
7 - Facilities Worldwide	Office Space	Personal Care	27,550
9 - Facilities Worldwide	Distribution Facilities	Personal Care	257,450
3 - Facilities Worldwide	Office Space	Housewares	29,100
1 - Facility, Hong Kong, China	Distribution Facility	Housewares	3,500
1 - Facility, Darwen, England	Distribution Facility	Personal Care & Housewares	75,000
11 - Facilities Worldwide	Office Space	Healthcare / Home Environment	74,950
4 - Facilities Worldwide	Distribution Facilities	Healthcare / Home Environment	727,600

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations.  In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE].  The following table sets forth, for the periods indicated, in dollars per share, the high and low sales prices of the common stock as reported on the NASDAQ.  These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

FISCAL 2012
First quarter	$33.63	$26.82
Second quarter	36.75	26.89
Third quarter	30.62	23.83
Fourth quarter	34.22	28.34

FISCAL 2011
First quarter	$28.98	$23.30
Second quarter	25.93	21.00
Third quarter	27.49	22.55
Fourth quarter	32.95	22.51

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common stock is our only class of equity security outstanding at February 29, 2012.  As of April 23, 2012, there were approximately 239 holders of record of the Company's common stock. Shares held in “nominee” or “street” name at each bank nominee or brokerage house are included in the number of shareholders of record as a single shareholder.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions.  We have not paid any cash dividends on our common stock since inception.  Our current intention is to pay no cash dividends in fiscal 2013.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.  Generally, our revolving credit facility limits our ability to declare or pay cash dividends to our shareholders to an amount (when combined with the amount of any stock repurchases) equal to 35% of our Consolidated Net Earnings (as defined in our revolving credit facility agreement) for the previous fiscal year.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then existing shares of common stock authorized for repurchase in open market or through private transactions. On October 31, 2011, our Board of Directors approved a resolution to extend our existing repurchase program through October 31, 2014. Under this program, as of February 29, 2012, we are authorized to purchase up to 3,068,354 shares of common stock in the open market or through private transactions. We did not repurchase any shares on the open market during fiscal 2012.  For fiscal years 2011 and 2010, we repurchased and retired 80,000 and 47,648 shares of common stock at a total purchase price of $1.80 and $0.42 million, and an average purchase price of $22.49 and $8.80 per share, respectively.

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

For the fiscal years ended 2012 and 2011, employees and certain members of our Board of Directors tendered 108,336 and 7,733 shares of common stock having an aggregate market value of $3.53 and $0.23 million, or an average of $32.62 and $29.22 per share, respectively, as payment for the exercise price arising from the exercise of options.

In addition to the activity above, during fiscal 2012, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million, or $35.93 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  During fiscal 2010, our Chief Executive Officer tendered a combined total of 1,438,109 shares of common stock having a market value of $30.15 million, or $20.97 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of options to purchase 2,000,000 shares of common stock. We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for each month during the three months ended February 29, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2011	1,919	$29.82	1,919	3,118,120
January 1 through January 31, 2012	5,257	31.69	5,257	3,112,863
February 1 through February 29, 2012	44,509	32.75	44,509	3,068,354
Total	51,685	$32.53	51,685

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 invested March 1, 2007. The Peer Group Index is the Dow Jones–U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of income and cash flow data for the years ended on the last day of February 2012, 2011 and 2010, and the selected consolidated balance sheet data as of the last day of February 2012 and 2011, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of income (loss) and cash flow data for the years ended on the last day of February 2009 and 2008, and the selected consolidated balance sheet data as of the last day of February 2010, 2009 and 2008, have been derived from our audited consolidated financial statements which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended the Last Day of February,

(in thousands, except per share data)

	2012 (1)(2)	2011 (2)(3)	2010 (4)	2009	2008 (5)(6)

Sales revenue, net	$1,181,676	$777,043	$647,626	$622,745	$652,548
Gross profit	478,484	349,246	279,156	255,402	281,695
Asset impairment charges	-	2,161	900	107,274	4,983
Operating income (loss)	139,386	111,744	89,369	(40,216)	72,550
Interest expense	12,917	9,693	10,310	13,687	15,025
Income tax expense (benefit)	15,718	9,323	8,288	5,328	(236)
Net income (loss)	110,374	93,305	71,817	(56,793)	61,509

Earnings per share - basic	$3.52	$3.04	$2.38	$(1.88)	$2.01
Earnings per share - diluted	$3.48	$2.98	$2.32	$(1.88)	$1.93
Weighted average shares outstanding - basic	31,340	30,669	30,217	30,173	30,531
Weighted average shares outstanding - diluted	31,705	31,355	30,921	30,173	31,798

Depreciation and amortization	$30,178	$18,502	$15,261	$14,185	$14,298
Net cash provided by operating activities	103,880	87,430	152,099	21,927	109,906
Capital and intangible asset expenditures	16,051	4,629	7,715	5,859	7,709
Payments to acquire businesses, net of cash received	160,000	336,240	60,000	4,765	36,500
Net amounts borrowed (repaid)	47,100	168,000	(78,000)	(3,000)	(35,000)

Last Day of February,

(in thousands)

	2012 (1)	2011 (2)(3)	2010 (4)	2009	2008 (5)(6)

Balance Sheet Data:
Working capital	$109,647	$121,510	$254,060	$233,218	$276,304
Goodwill and other intangible assets	829,500	660,947	363,061	309,791	415,360
Total assets	1,435,723	1,240,524	834,733	822,126	911,993
Long-term debt	175,000	178,000	131,000	134,000	212,000
Stockholders' equity (7)	796,729	685,549	583,772	508,693	568,376
Cash dividends	-	-	-	-	-

(1)      Fiscal 2012 includes two months of operating results from PUR, which we acquired on December 30, 2011 for a net cash purchase price of $160.00 million, subject to certain future adjustments.  The acquisition of PUR was funded with $160.00 million in short-term debt.  In connection with the acquisition, we recorded $12.50 million of property and equipment, $1.43 million in supplier advances, $178.00 million of goodwill and other intangible assets, and $31.93 million of deferred tax liabilities.  See Notes (4), (5), (6) and (19) to our accompanying consolidated financial statements for more information regarding the PUR acquisition.

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

(2)      Fiscal 2011 includes two months of operating results from Kaz and fiscal 2012 includes a full year’s operating results.  We acquired Kaz on December 31, 2010 for a net cash purchase price of $271.50 million subject to certain later adjustments.  The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  In connection with the acquisition, we recorded $31.45 million of net working capital, $4.08 million of property and equipment, $246.25 million of goodwill and other intangible assets, $12.38 million in deferred tax assets, $3.10 million in other assets, $24.30 million in deferred tax liabilities, and $1.45 million in liabilities for uncertain tax positions.  See Notes (4), (5), (7), and (19) to our accompanying consolidated financial statements for more information regarding the Kaz acquisition.

(3)      Fiscal 2011 includes eleven months of operating results from the Pert Plus hair care and Sure antiperspirant and deodorant brands and fiscal 2012 includes a full year’s operating results.  We acquired Pert Plus and Sure on March 31, 2010 for a net cash purchase price of $69.00 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $4.90 million of net working capital, $0.73 million of fixed assets, and $63.37 million of goodwill, trademarks and other intangible assets.

(4)      Fiscal 2010 includes eleven months of operating results from the Infusium business and fiscal 2011 and thereafter include a full year’s operating results.  We acquired Infusium on March 31, 2009 for a cash purchase price of $60.00 million.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $19.70 million of goodwill, $18.70 million of trademarks, $21.00 million for a customer list, and $0.6 million of patent rights.

(5)      Fiscal 2008 includes ten months of operating results from the Belson Products business and fiscal 2009 and thereafter include a full year’s operating results.  We acquired Belson on May 1, 2007 for a net cash purchase price of $36.50 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $13.98 million of working capital, $0.14 million of fixed assets, and $22.38 million of goodwill, trademarks and other intangible assets.

(6)      During fiscal 2008, we settled certain tax disputes with the Hong Kong Inland Revenue Department, and the U.S. Internal Revenue Service.  As a result of these settlements, we recorded tax benefits totaling $9.31 million during fiscal 2008.  These benefits represent the reversal of tax provisions previously established for the periods under dispute.  See Note (10) to our accompanying consolidated financial statements for more information on our income taxes.

(7)      For the fiscal years ended 2012, 2011, 2010, 2009, and 2008, we repurchased and retired 1,124,563;  87,733; 1,485,757;  574,365; and 1,095,392 shares of common stock at a total purchase price of $40.05;  $2.03;  $30.57;  $7.42; and $26.00 million, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business”;  Part II, Item 6., “Selected Financial Data”; and Part II, Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed on page 3 of this report in the section entitled “Information Regarding Forward-Looking Statements,”  Item 1A., “Risk Factors,” and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

OVERVIEW

In fiscal 2012, Helen of Troy continued to see some improvement in global macroeconomic conditions.  While we believe the economy has strengthened somewhat domestically, the recovery has not occurred in many of our international markets.  Domestically, we believe several of our major retail partners have recently experienced same-store sales increases, and we are encouraged by recent gains in employment.  However, we believe the recovery could be challenged as rising gasoline prices, continued malaise in most domestic housing markets and other conditions temper consumer confidence.  Internationally, we believe that the outlook for improving consumer-spending patterns is more uncertain.  While we are modestly optimistic regarding the macroeconomic outlook for fiscal 2013, the potential impacts of Middle East tensions and related political instabilities on fuel and transportation prices, uncertainties regarding the direction of foreign currency markets, the potential for additional Euro zone sovereign debt defaults, and the cost variability and availability of materials used in some of our products continue to keep us cautious.

Significant Developments During Fiscal 2012

•                  Throughout fiscal 2012, we worked on upgrading our Enterprise Resource Planning (“ERP”) system, including implementing significant new functionality in the areas of sales forecasting, transportation management, business intelligence, and product information management.  On January 3, 2012, the Personal Care and Housewares segments began using the new system and experienced minimal operational issues.

•                  We continued to move forward with integrating Kaz into the Helen of Troy operating structure.  Many of the key implementation initiatives have been completed, including some significant back-office staffing integrations and consolidation of facilities.  Key initiatives that we will work on in fiscal 2013 are the continued consolidation of our European operations, integration of our Far East-based supply chain operations and migration of Kaz’s information systems onto the Company’s newly upgraded ERP system.  Many of the remaining key initiatives are dependent on the migration of Kaz onto the Company’s ERP system. Implementing these initiatives is a complex process and requires the devotion of significant time by our employees.  If complications arise in the process, we could potentially experience supply disruptions, order cancellations, loss of product placement, and charge-backs as a result of late deliveries.

•                  On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of $160.00 million, subject to future adjustments.  The acquisition was funded with short-term debt.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business.  PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters.  PUR is one of two leading brands in the U.S. market in its product categories.  We are operating the PUR business in our Healthcare / Home Environment segment and are marketing its products primarily into retail trade channels in the U.S.  At the closing, the Company and P&G also entered into various transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for and supply certain products to the Company in exchange for specified fees.  The terms of the transitional agreements are between six months and two years. We expect the acquisition to help broaden the Company’s product portfolio, provide additional opportunities for expansion into adjacent product groups and continue to increase our significance with common customers and vendors.

Financial Recap of Fiscal 2012

•                  Consolidated net sales revenue increased 52.1 percent, or $404.63 million, to $1,181.68 million in fiscal 2012 compared to $777.04 million in fiscal 2011.  Acquisitions accounted for a fiscal 2012 increase of $385.73 million, or 49.6 percentage points. Core business net sales revenue accounted for a fiscal 2012 increase of $18.90 million, or 2.4 percentage points.  Personal Care segment net sales revenue increased 1.1 percent in fiscal 2012 when compared to fiscal 2011.  Housewares segment net sales revenue increased 9.6 percent in fiscal 2012 when compared to fiscal 2011.   Healthcare / Home Environment net sales revenues for the fiscal year totaled $447.70 million.  Our fiscal 2012 net sales revenue includes a favorable impact of net foreign exchange fluctuations of $7.21 million compared to fiscal 2011, most of which impacted the Personal Care and Healthcare / Home Environment segments.

•                  Consolidated gross profit margin as a percentage of net sales revenue decreased 4.4 percentage points to 40.5 percent in fiscal 2012 compared to 44.9 percent in fiscal 2011.

•                  SG&A as a percentage of net sales revenue decreased 1.6 percentage points to 28.7 percent in fiscal 2012 compared to 30.3 percent in fiscal 2011.

•                  Interest expense was $12.92 million in fiscal 2012 compared to $9.69 million in fiscal 2011.  The increase in interest expense in fiscal 2012, when compared to fiscal 2011, was principally due to the impact of debt used to fund both the Kaz and PUR acquisitions.

•                  Income tax expense was $15.72 million in fiscal 2012 compared to $9.32 million in fiscal 2011.

•                  Our net income of $110.37 million in fiscal 2012 compares to net income of $93.31 million in fiscal 2011.  Diluted earnings per share was $3.48 in fiscal 2012 compared to $2.98 in fiscal 2011.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2012	2011	2010	2012	2011	2010	12/11	11/10

Sales revenue by segment, net
Personal Care	$496,605	$491,215	$449,151	42.0%	63.2%	69.4%	1.1%	9.4%
Housewares	237,376	216,681	198,475	20.1%	27.9%	30.6%	9.6%	9.2%
Healthcare / Home Environment **	447,695	69,147	-	37.9%	8.9%	0.0%	*	*
Total sales revenue, net	1,181,676	777,043	647,626	100.0%	100.0%	100.0%	52.1%	20.0%

Cost of goods sold	703,192	427,797	368,470	59.5%	55.1%	56.9%	64.4%	16.1%
Gross profit	478,484	349,246	279,156	40.5%	44.9%	43.1%	37.0%	25.1%

Selling, general and administrative expense	339,098	235,341	188,887	28.7%	30.3%	29.2%	44.1%	24.6%
Operating income before impairments	139,386	113,905	90,269	11.8%	14.7%	13.9%	22.4%	26.2%

Asset impairment charges	-	2,161	900	0.0%	0.3%	0.1%	*	*
Operating income	139,386	111,744	89,369	11.8%	14.4%	13.8%	24.7%	25.0%

Nonoperating income (expense), net	(377)	577	1,046	0.0%	0.1%	0.2%	-165.3%	-44.8%
Interest expense - Other	(12,917)	(9,693)	(10,310)	-1.1%	-1.2%	-1.6%	33.3%	-6.0%
Total other income (expense)	(13,294)	(9,116)	(9,264)	-1.1%	-1.2%	-1.4%	45.8%	-1.6%

Income before income taxes	126,092	102,628	80,105	10.7%	13.2%	12.4%	22.9%	28.1%

Income tax expense	15,718	9,323	8,288	1.3%	1.2%	1.3%	68.6%	12.5%

Net income	$110,374	$93,305	$71,817	9.3%	12.0%	11.1%	18.3%	29.9%

*	Calculation is not meaningful
**	Reflects two months of Kaz net sales revenue in fiscal 2011 and a full year in fiscal 2012. Also reflects two months of PUR net sales revenue in fiscal 2012.

(1)         Sales revenue percentages by segment are computed as a percentage of the related segment’s sales revenue, net to total sales revenue, net.  All other percentages are computed as a percentage of total sales revenue, net.

Consolidated Net Sales Revenue:

Consolidated net sales revenue increased $404.63 million, or 52.1 percentage points, in fiscal 2012 compared to fiscal 2011.  Acquisitions accounted for a fiscal 2012 increase of $385.73 million, or 49.6 percentage points.  Net sales revenue from acquisitions in fiscal 2012 includes one month of incremental net sales revenue from our Pert Plus & Sure acquisition, ten months of incremental net sales revenue from our Kaz acquisition and two months of incremental net sales revenue from our PUR acquisition.  Core business net sales revenue accounted for a fiscal 2012 increase of $18.90 million, or 2.4 percentage points.  Our fiscal 2012 net sales revenue includes a favorable impact of net foreign exchange fluctuations of $7.21 million compared to fiscal 2011, most of which impacted the Personal Care and Healthcare / Home Environment segments.  Our Personal Care segment provided 0.7 percentage points of consolidated net sales revenue growth, or an increase of $5.39 million. Personal Care’s net sales revenue increased 1.1 percent in fiscal 2012 when compared to fiscal 2011, consisting of unit volume driven growth of 0.1 percent and an increase of 0.9 percent in average unit selling prices.  Our Housewares segment provided 2.7 percentage points of consolidated net sales revenue growth, or an increase of $20.70 million.  Housewares net sales revenue increased 9.6 percent in fiscal 2012 when compared to fiscal 2011, consisting of unit volume driven growth of 9.0 percent and an increase of 0.5 percent in average unit selling prices.  Our Healthcare / Home Environment segment provided 48.7 percentage points of consolidated net sales revenue growth. Total sales for the segment were $447.70 million, including $21.45 million of PUR net sales revenue.  PUR was acquired on December 30, 2011 and two full months of its operations are included in the Healthcare / Home Environment segment’s results for fiscal 2012.  Fiscal 2012 was the Healthcare / Home Environment segment’s first full fiscal year of operations since the acquisition of Kaz on December 31, 2010.

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

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Fiscal Years Ended
	2012	2011	2010

Prior year's sales revenue, net	$777,043	$647,626	$622,745

Components of sales revenue change, net
Core business	18,900	(6,227)	(14,118)
Incremental net sales revenue from acquisitions:
Ogilvie (seven months in fiscal 2010)	-	-	4,810
Infusium (one and eleven months in fiscal 2011 and 2010, respectively)	-	2,367	34,189
Pert Plus & Sure (one and eleven months in fiscal 2012 and 2011, respectively)	6,513	64,130	-
Kaz (ten months and two months in fiscal 2012 and 2011, respectively)	357,773	69,147	-
PUR (two months in fiscal 2012)	21,447	-	-
Change in sales revenue, net	404,633	129,417	24,881
Sales revenue, net	$1,181,676	$777,043	$647,626

Total net sales revenue growth	52.1%	20.0%	4.0%
Core business	2.4%	-0.9%	-2.3%
Acquisitions	49.6%	20.9%	6.3%

In the above table, core business is net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired.  Net sales revenue from internally developed brands or product lines are always considered core business.  Net sales revenue from acquisitions is net sales revenue associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Segment Net Sales Revenue:

SALES REVENUE, NET BY SEGMENT

(dollars in thousands)

	Fiscal Years Ended		$ Change			% Change
	2012	2011	Volume	Price	Net	Volume	Price	Net

Sales revenue, net:
Personal Care	$496,605	$491,215	$728	$4,662	$5,390	0.1%	0.9%	1.1%
Housewares	237,376	216,681	19,602	1,093	20,695	9.0%	0.5%	9.6%
Healthcare / Home Environment **	447,695	69,147	*	*	378,548	*	*	*
Total sales revenue, net	$1,181,676	$777,043	*	*	$404,633	*	*	*

	Fiscal Years Ended		$ Change			% Change
	2011	2010	Volume	Price	Net	Volume	Price	Net

Sales revenue, net:
Personal Care	$491,215	$449,151	$26,715	$15,349	$42,064	6.0%	3.4%	9.4%
Housewares	216,681	198,475	15,143	3,063	18,206	7.6%	1.6%	9.2%
Healthcare / Home Environment **	69,147	-	*	*	69,147	*	*	*
Total sales revenue, net	$777,043	$647,626	*	*	$129,417	*	*	*

*	Calculation is not meaningful, or comparable prior year information is unavailable.
**	Reflects two months of Kaz net sales revenue in fiscal 2011 and a full year in fiscal 2012. Also reflects two months of PUR net sales revenue in fiscal 2012.

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care and hair care solutions; and brushes, combs and accessories.

Fiscal 2012 Net Sales Revenue Compared to Fiscal 2011:

Net sales in our Personal Care segment increased 1.1 percent, or $5.39 million, to $496.61 million in fiscal 2012 compared to $491.22 million in fiscal 2011.  Net sales revenue from new product acquisitions included $6.51 million of net sales revenue from our Pert Plus and Sure acquisition, which represents one month of fiscal 2012 net sales revenue through the first anniversary of its acquisition.  Core business net sales revenue for fiscal 2012 decreased 0.2 percent, or $1.12 million.  The segment experienced unit volume growth increases of 0.1 percent and average unit selling price increases of 0.9 percent. Significant increases in professional distribution and mix were offset by lower demand in retail distribution channels.  We believe that throughout the year, consumers were trading down to value priced and heavily promoted merchandise, which negatively impacted sales.  The Personal care segment’s fiscal 2012 net sales revenue benefited from the favorable impact of net foreign exchange fluctuations of $3.11 million compared to fiscal 2011. We continue to believe that sales revenue performance in our Personal Care segment’s product lines will be heavily dependent on improvements in domestic and international employment, housing markets and consumers’ personal finances.

Fiscal 2011 Net Sales Revenue Compared to Fiscal 2010:

Net sales in our Personal Care segment increased 9.4 percent, or $42.06 million, to $491.22 million in fiscal 2011 compared to $449.15 million in fiscal 2010.  Net sales revenue from new product acquisitions included $2.37 million of net sales revenue from our Infusium acquisition, which represents one month of Infusium’s fiscal 2011 net sales revenue through the first anniversary of its acquisition, and $64.13 million of net sales revenue from our Pert Plus and Sure acquisition, which represents eleven months of net sales revenue of Pert Plus and Sure products since acquisition.  Net sales revenue increases due to these acquisitions were partially offset by $24.43 million of core business net sales revenue declines.  These declines occurred in the appliances and accessories product lines, primarily due to a loss of shelf placement for appliances, a loss of a significant customer for accessories and the negative impact of foreign currency fluctuations.  These losses were partially offset by new customer and product distribution.  We continued to see significant growth in the curling and specialty iron categories, which were offset by declines in straightening iron and dryer categories.  Net sales revenue declines in our retail appliance business were partially offset by net sales revenue gains in our professional appliance business.  Declines in our international appliance and accessories business were due to considerably weaker economic conditions than those in the U.S. and were exacerbated by the effect of unfavorable foreign currency fluctuations of $3.62 million across all segments in fiscal 2011.  This was due to the continuing impact of a strengthening U.S. Dollar versus most other currencies.  Typically, a stronger dollar means that foreign results translate into fewer dollars on a reported basis.  Most of this currency impact affected our appliance business sales.

Housewares

Our Housewares segment reports the operations of OXO, whose most significant product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products.

Fiscal 2012 Net Sales Revenue Compared to Fiscal 2011:

Net sales revenue in our Housewares segment increased 9.6 percent, or $20.70 million, to $237.38 million in fiscal 2012 compared to $216.68 million in fiscal 2011.  Increased unit net sales volume contributed 9.0 percent to net sales revenue growth and higher average unit selling prices due to changes in sales mix contributed 0.5 percent to net sales revenue growth.  We experienced growth both internationally and domestically with a disproportionate amount of the dollar growth continuing to occur domestically.  Key drivers of this growth include increases in the food preparation and storage and organization categories, contributing $12.51 and $5.84 million in net sales revenue growth, respectively, when compared to the prior year.  The largest growth in any one brand came from OXO tot, baby and toddler care products, which across several product categories contributed $7.19 million of net sales revenue growth, when compared to the prior year.

Future net sales revenue growth in this segment of our business continues to be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  The growth rate in the Housewares segment has begun to slow over the last two fiscal years when compared to years prior due to the continued maturation of its domestic markets.  While we believe in the segment’s organic growth potential, we remain cautious about its ability to sustain the pace of net sales revenue growth experienced prior to fiscal 2012. We expect net sales revenue annual growth rates for the segment to remain around mid to high single digits in fiscal 2013.

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

Healthcare / Home Environment

The Healthcare / Home Environment segment completed its first full year of operations since the acquisition of Kaz on December 31, 2010.   This segment focuses on health care devices, such as thermometers, blood pressure monitors, humidifiers, and heating pads; water filtration systems; and small home appliances, such as air purifiers, portable heaters, fans, and bug zappers.

Fiscal 2012 Net Sales Revenue Compared to Fiscal 2011:

Healthcare / Home Environment net sales revenues for the fiscal year totaled $447.70 million compared to $69.15 million in fiscal 2011.  Fiscal 2011 net sales revenue included only two months of operations following the Kaz acquisition.  Fiscal 2012 also includes $21.45 million in net sales revenue representing two months of operations from the acquisition of the PUR water filtration business from P&G on December 30, 2011.  The segment experienced expanded shelf space with key retail accounts and demand for new higher end thermometry and humidification products.  Sales were constrained during the first half of the fiscal year by product sourcing and customer order delays, and in the second half of the fiscal year by an unusually warm fall and winter in both the U.S. and Europe and by a mild cold and flu season.  Warm fall and winter weather tends to slow down the sales of heating units and a mild cold and flu season typically has a negative impact on demand for thermometry and humidification appliances. The Healthcare / Home Environment segment’s fiscal 2012 net sales revenue benefited from the favorable impact of net foreign exchange fluctuations of $4.10 million compared to fiscal 2011.

Geographic Net Sales Revenue:

The following table sets forth, for the periods indicated, our net sales revenue by geographic region, in U.S. Dollars, as a percentage of net sales revenue, and the year-over-year percentage change in each region.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2012	2011	2010	2012	2011	2010	12/11	11/10

Sales revenue, net by geographic region
United States	$906,864	$619,378	$511,027	76.7%	79.7%	78.9%	46.4%	21.2%
Canada	69,406	40,714	28,874	5.9%	5.3%	4.5%	70.5%	41.0%
Europe and other	155,616	78,720	68,723	13.2%	10.1%	10.6%	97.7%	14.5%
Latin America	49,790	38,231	39,002	4.2%	4.9%	6.0%	30.2%	-2.0%
Total sales revenue, net	$1,181,676	$777,043	$647,626	100.0%	100.0%	100.0%	52.1%	20.0%

(1)      Percentages of net sales revenue by geographic region are computed as a percentage of the geographic region’s net sales revenue to consolidated total net sales revenue.

In fiscal 2012, the U.S. contributed 37.0 percentage points to consolidated net sales revenue growth or $287.49 million.  International (Canada, Europe and other, and Latin America) operations contributed 15.1 percentage points to our consolidated net sales revenue growth, or $117.15 million.  Canadian operations accounted for a 3.7 percentage point increase in our consolidated net sales revenue, or $28.69 million.  Europe and other country operations accounted for a 9.9 percentage point increase in our consolidated net sales revenue, or $76.90 million.  Latin American operations accounted for a 1.5 percentage point increase in our consolidated net sales revenue, or $11.56 million. Our growth in each region is primarily attributed to the impact of the acquisition of Kaz, which is a part of the Healthcare / Home Environment segment, and was operated by the Company for a full twelve months in fiscal 2012 compared to only two months in fiscal 2011.  Also, fiscal 2012 net sales revenue for the segment includes two months of operations of the PUR water filtration business.  PUR was acquired on December 30, 2011 and currently has net sales revenues in the U.S. and Canada only.  Our international net sales revenue performance benefited by an overall change in direction in foreign exchange rates.  The net impact of exchange rate changes contributed $7.21 million to our consolidated net sales revenue in fiscal 2012, principally due to the weakening of the dollar against most foreign currencies, with the exception of the Mexican Peso.  In fiscal 2012, Canada, Europe and other, and Latin American regions accounted for approximately 25, 57 and 18 percent of international net sales revenue, respectively.

In fiscal 2011, the U.S. contributed 16.7 percentage points to growth in our consolidated net sales revenue or $108.35 million.  International (Canada, Europe and other, and Latin America) operations contributed 3.3 percentage points to our consolidated net sales revenue growth, or $21.07 million.  Canadian operations accounted for a 1.8 percentage point increase in our consolidated net sales revenue, or $11.84 million.  Europe and other country operations accounted for a 1.5 percentage point increase in our consolidated net sales revenue, or $10.00 million.  Latin American operations accounted for a 0.1 percentage point decrease in our consolidated net sales revenue, or $0.77 million. Our Latin American and European operations continued to be negatively impacted by unfavorable local economies, which are recovering at a slower rate than that of the U.S.  Our international net sales revenue performance included the negative effects of year-over-year foreign exchange fluctuations on net sales revenue of $3.62 million in fiscal 2011, principally due to the weakening of most foreign currencies, with the exception of the Canadian Dollar and Mexican Peso, against the

U.S. Dollar.  In fiscal 2011, Canada, Europe and other, and Latin American regions accounted for approximately 26, 50 and 24 percent of international net sales revenue, respectively.

Gross Profit Margins:

Gross profit, as a percentage of net sales revenue, decreased to 40.5 percent in fiscal 2012 from 44.9 percent in fiscal 2011.  The decline in our margin was primarily due to:

•                  the dilutive impact of the Healthcare / Home Environment segment, whose overall gross profit margin is below the margins of our other two segments; and

•                  the broad impact across most of our businesses of product cost increases in the second half of fiscal 2012.

Our product sourcing mix is heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. dollar. As a result, we believe China’s currency will continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time. In addition, there has been recent variability across all segments in raw materials, fuel and associated inbound transportation costs.  Accordingly, we remain cautious about our ability to improve our gross profit margin in fiscal 2013.

Gross profit, as a percentage of net sales revenue, increased to 44.9 percent in fiscal 2011 from 43.1 percent in fiscal 2010.  The primary components of the improvement are as follows:

•                  the impact of commodity price decreases in fiscal 2010 that continued to cycle through cost of goods sold; and

•                  a change in sales mix as grooming, skin care and hair care solutions products, with comparatively higher margins, became a more significant portion of the Company’s overall net sales revenue during fiscal 2011, particularly as a result of the acquisition of the Pert Plus and Sure brands.

Selling, general and administrative expense (“SG&A”):

SG&A decreased to 28.7 percent of net sales revenue in fiscal 2012 from 30.3 percent in fiscal 2011.  The year-over-year decrease in SG&A as a percentage of net sales revenue is primarily due to the impact of Kaz, which operates on lower overall SG&A as a percentage of net sales revenue than the Company’s consolidated SG&A as a percentage of net sales revenue for the same period last year.  The overall impact of Kaz was partially offset by the impact of the PUR acquisition, which operates on higher SG&A as a percentage of sales due primarily to higher advertising and amortization expenses, and by the unfavorable impact of net foreign exchange gains/losses year-over-year.

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

We continue to strive to improve our operations and processes, which we believe will ultimately help drive down costs.  We believe our competitive position and the long-term health of our business depends on fulfillment and transportation excellence.  Our operations have become increasingly intertwined with our retailers, especially large retailers. The breadth and complexity of the packaging, handling and shipping services continue to escalate in order for us to keep our current customers and to pursue opportunities to increase market share.  Consequently, it continues to be increasingly more expensive to do business with many of our customers.  Our Mississippi and Tennessee distribution centers operate near full capacity.  Together, they shipped approximately 72 percent of our consolidated gross sales volume during both fiscal 2012 and fiscal 2011.  We may experience capacity constraints during peak shipping periods, should we continue to grow our sales revenue through either organic growth or acquisitions. These and other factors, including the costs of continuing to integrate Kaz and PUR, the risks related to attaining additional operating synergies from the Kaz and PUR acquisitions, the ongoing challenges of rationalizing our global sourcing and distribution capabilities, and the potential impact of continued fuel price increases, could result in product delivery disruptions and increases in shipping and storage costs.  Accordingly, we are cautious about the expectation of SG&A cost improvements in fiscal 2013.

Operating income before impairments by segment:

Operating income before impairments by segment for fiscal 2012, 2011 and 2010 was as follows:

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2012	2011	2010	2012	2011	2010	12/11	11/10

Personal Care	$62,152	$63,368	$46,515	12.5%	12.9%	10.4%	-1.9%	36.2%
Housewares	44,884	46,017	43,754	18.9%	21.2%	22.0%	-2.5%	5.2%
Healthcare / Home Environment (two months in 2011)	32,350	4,520	-	7.2%	6.5%	*	*	*
Total operating income before impairments	$139,386	$113,905	$90,269	11.8%	14.7%	13.9%	22.4%	26.2%

   *    Calculation is not meaningful

(1) Percentages by segment are computed as a percentage of the segments’ net sales revenue.

Operating income before impairments for each operating segment is computed based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment's operating profit is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.  The two months of operations of the Healthcare / Home Environment segment included in our fiscal 2011 consolidated statement of income did not include any allocation of corporate overhead. Beginning in fiscal 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment. For the fiscal year ended February 29, 2012, these allocations totaled $6.02 million. As we gain operating experience with the new segment and continue to integrate its operations, we expect to allocate the costs of certain operating functions to be shared between segments. As we decide such operating cost allocations are appropriate, there may be a reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined.

Personal Care

The Personal Care segment’s operating income before impairments decreased $1.22 million, or 1.9 percent, for fiscal 2012 compared to fiscal 2011.   The decrease in fiscal 2012 when compared to fiscal 2011, was primarily due to the combined impacts of increased promotional allowances granted to customers and higher cost of goods sold.

The Personal Care segment’s operating income before impairments increased $16.85 million, or 36.2 percent, for fiscal 2011 compared to fiscal 2010.   The increase in fiscal 2011 when compared to fiscal 2010, was primarily due to an overall improvement in gross margin combined with the favorable impact of the Pert Plus, Sure and Infusium acquisitions on the sales and profitability of our domestic Grooming, Skin Care and Hair Care Solutions products lines.

Housewares

The Housewares segment’s operating income before impairments decreased $1.13 million, or 2.5 percent, for fiscal 2012 compared to fiscal 2011.  The decrease in fiscal 2012 when compared to fiscal 2011, was primarily due to higher cost of goods sold.

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

Healthcare / Home Environment

The Healthcare / Home Environment segment’s operating income before impairments increased $27.83 million for fiscal 2012 compared to fiscal 2011.  Fiscal 2012 was the segment’s first full fiscal year of operations under the Company’s ownership.  During fiscal 2011, the Healthcare / Home Environment segment reported two months of operating results from Kaz, which we acquired on December 31, 2010.  The segment’s fiscal 2012 operating results also include two months of operations from the acquisition of the PUR water filtration business from P&G on December 30, 2011.  The segment operates on lower overall gross margins than the Personal Care and Housewares segments, which is the principal reason for its lower overall operating profit.

During the year, the segment continued to benefit from the combined impact of better sales mix and synergy initiatives.  However, overall operating results for the second half of the year were negatively impacted by a drop in sales volume due to an unusually warm fall and winter in both the U.S. and Europe and a mild cold and flu season. Warm fall and winter weather tends to slow down the sales of heating units and a mild cold and flu season typically has a negative impact on demand for thermometry and humidification appliances.

Impairment charges:

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate a more frequent evaluation is necessary.

Annual Impairment Testing in the First Quarter of Fiscal 2012 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2012. As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value substantially exceeded their respective carrying values as of the date of the evaluation.

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

Interest expense:

Interest expense increased to $12.92 million in fiscal 2012 compared to $9.69 million in fiscal 2011.  Interest expense was higher when compared to the prior fiscal year primarily due to the increase in short-term and long-term debt outstanding, which was used to finance both the Kaz and PUR acquisitions.

Interest expense decreased to $9.69 million in fiscal 2011 compared to $10.31 million in fiscal 2010.  The decrease in interest expense was principally due to lower overall average amounts of debt outstanding in fiscal 2011 compared to fiscal 2010 prior to the acquisition of Kaz on December 31, 2010.

Income tax expense:

Our fiscal 2012, 2011 and 2010 income tax expense was $15.72, $9.32 and $8.29 million, respectively, and our effective tax rates were 12.5, 9.1 and 10.3 percent, respectively.  In any given year, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.

The increase in our effective tax rate in fiscal 2012 compared to fiscal 2011 is due primarily to the acquisitions of Kaz and PUR, which increased the proportion of U.S. taxable income relative to taxable income in lower tax rate jurisdictions.

The decrease in our effective tax rate in fiscal 2011 compared to fiscal 2010 is due primarily to the reversal of reserves for uncertain tax positions, based on settlements with tax authorities and the lapse of the statute of limitations.

Net Income:

Our net income was $110.37 million for fiscal 2012 compared to $93.31 million for fiscal 2011.  Our diluted earnings per share increased $0.50 to $3.48 for fiscal 2012 compared to $2.98 for fiscal 2011.

Our net income was $93.31 million for fiscal 2011 compared to $71.82 million for fiscal 2010.  Our diluted earnings per share increased $0.66 to $2.98 for fiscal 2011 compared to $2.32 for fiscal 2010.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital utilization for fiscal years ended 2012 and 2011 are shown below:

	Fiscal Years Ended
	2012	2011

Accounts Receivable Turnover (Days) (1)	62.5	64.7
Inventory Turnover (Times) (1)	2.9	2.7
Working Capital (in thousands)	$109,647	$121,510
Current Ratio	1.3 : 1	1.4 : 1
Ending Debt to Ending Equity Ratio (2)	43.8%	44.1%
Return on Average Equity (1)	15.0%	14.8%

(1)         Accounts receivable turnover, inventory turnover and return on average equity computations use 12 month trailing net sales revenue, cost of goods sold or net income components as required by the particular measure.   The current and four prior quarters' ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

(2)       Debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit”, “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”  For further information regarding this financing, see Notes (6), (9), (11), (12), and (13) to our accompanying consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities:

Fiscal 2012 Compared to Fiscal 2011:

Operating activities provided $103.88 million of cash during fiscal 2012 compared with $87.43 million in fiscal 2011.  The increase in operating cash flow was principally due to the timing of fluctuations in working capital components, in addition to an increase in net income of $17.07 million and an increase in depreciation and amortization of $11.68 million, when compared year-over-year.

Our accounts receivable increased $6.88 million to $195.28 million at the end of fiscal 2012, while our accounts receivable turnover improved to 62.5 days from 64.7 days in fiscal 2011.

Inventory increased $28.91 million to $246.14 million at the end of fiscal 2012, while our inventory turnover improved to 2.9 times per year from 2.7 times per year in fiscal 2011.  The increase in inventory was due to the following factors:

•                  a planned inventory build-up in the Personal Care and Housewares segments in advance of the implementation of a significant upgrade of our ERP system, which took place at the end of December 2011, and

•                  weaker than expected fourth quarter shipments, particularly in our Healthcare / Home Environment segment, which experienced a drop in sales volume due to an unusually warm fall and winter in both the U.S. and Europe and a mild cold and flu season.

Working capital decreased to $109.65 million at the end of fiscal 2012, compared to $121.51 million at the end of fiscal 2011.  Our current ratio decreased to 1.3:1 at the end of fiscal 2012, compared to 1.4:1 at the end of fiscal 2011. The decrease in our working capital and current ratio was primarily due to a net decrease in cash and increase in overall short-term debt obligations as a result of the use of our revolving line of credit to fund the PUR acquisition.

Fiscal 2011 Compared to Fiscal 2010:

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

Investing Activities:

In fiscal 2012, investing activities used $152.02 million of cash compared with $340.44 and $66.43 million used in fiscal 2011 and fiscal 2010, respectively.

Significant highlights of our fiscal 2012 investing activities:

•                  We paid $160.00 million to acquire the PUR water filtration business from P&G.

•                  We spent $3.21 million on molds and tooling, $10.64 million on information technology infrastructure, $0.90 million on building and leasehold improvements, $0.45 million on distribution equipment, and $0.34 million on the development of new patents.

•                  We sold a facility in Hudson, New York yielding net proceeds to us of $1.00 million.

•                  We sold a parcel of land in El Paso, Texas in exchange for $0.20 million of cash and a $0.73 million note receivable.

•                  We sold or redeemed $3.25 million of auction rate securities (“ARS”) at par. In addition, in November 2011, we settled the sale of the remaining portfolio of ARS for $18.05 million, or approximately 96 percent of par.

•                  We sold $1.17 million of interests in mutual funds.

Significant highlights of our fiscal 2011 investing activities:

•                  We spent $2.26 million on molds and tooling, $1.20 million on information technology infrastructure, $0.36 million on internally developed patents, and $0.81 million on recurring capital additions and replacements.

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

Significant highlights of our fiscal 2010 investing activities:

•                  We spent $2.67 million on molds and tooling and$3.59 million on information technology infrastructure, including $2.46 million principally to purchase additional ERP software licenses.

•                  We spent $60.00 million to acquire certain assets, trademarks, customer lists, distribution rights, patents, goodwill, and formulas of the Infusium hair care products line for our Personal Care segment.

•                  We sold substantially all of our trading securities, generating $1.00 million in cash, and liquidated $0.25 million of ARS at par.

Financing Activities:

During fiscal 2012, financing activities provided $42.80 million of cash compared to $170.00 million provided in fiscal 2011 and $78.13 million used in 2010.

Significant highlights of our fiscal 2012 financing activities:

•                  We had draws of $1,369.85 million against our line of credit.

•                  We repaid $1,269.75 million drawn against our line of credit.

•                  We repaid $53.00 million of long-term debt.

•                  We incurred $0.50 million in debt acquisition costs in connection with the amendment of our revolving credit facility.

•                  Employees and certain members of our Board of Directors exercised options to purchase 282,082 shares of common stock, providing $3.46 million of cash, including related tax benefits.

•                  On July 7, 2011, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million, or $35.93 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock. The exercise of these options required $12.55 million to pay related federal income tax obligations and generated $4.22 million in current tax benefits.

•                  Purchases of common stock through our employee stock purchase plan provided $1.01 million of cash.

Significant highlights of our fiscal 2011 financing activities:

•                  We entered into a new revolving credit agreement borrowing $94.00 million to partially fund the Kaz acquisition, partially offset by subsequent repayments of $23.00 million of the principal amount borrowed.

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

Revolving Credit Agreement and Other Debt Agreements:

On December 30, 2010, we entered into a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provided for an unsecured revolving commitment of up to $150.00 million. In connection with the acquisition of the PUR water filtration business, the Company amended the 2010 RCA on December 15, 2011. The amendment increased the amount of borrowings available under the revolving commitment from $150.00 million to $250.00 million, subject to the terms and limitations described below. The commitment under the 2010 RCA terminates on December 30, 2015. Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.25 to 0.45 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.00 to 2.125 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of February 29, 2012, the revolving loan principal balance was $171.10 million and there were $0.34 million of open letters of credit outstanding against the 2010 RCA. For the fiscal year ended February 29, 2012, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.94 to 4.00 percent. As of February 29, 2012, the amount available for borrowings under the 2010 RCA was $78.56 million.

On January 12, 2011, the Company and certain of its subsidiaries entered into a Note Purchase Agreement, which provided for the issuance and sale of $100.00 million of 3.90 percent Senior Notes of Helen of Troy, L.P. (“the borrower”), due January 12, 2018 (the “Notes”). The borrower’s obligations under the Notes are unsecured. The Company used the proceeds of the Notes to repay all outstanding borrowings under a term loan credit agreement dated December 30, 2010 with Bank of America, N.A. that was used as short-term bridge financing for the Kaz acquisition. The Notes bear interest, payable semi-annually in arrears on January 12 and July 12 of each year at a rate of 3.90 percent per annum. Principal payments of $20.00 million (or, if applicable, such lesser principal amount then outstanding) are due on January 12, 2014 and each anniversary thereafter through January 12, 2017, with the remaining outstanding balance due at maturity. The borrower may redeem the Notes, in whole or in part, at any time, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest and a “make-whole” premium.

In addition to the Notes and the 2010 RCA, at February 29, 2012, we had an aggregate principal balance of $78.00 million of term debt with varying maturities due through June 2014.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum consolidated net worth. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt. Under the terms of our 2010 RCA, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

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

Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends. As of February 29, 2012, our debt agreements effectively limited our ability to incur more than $254.40 million of additional debt from all sources, including the 2010 RCA.  We were in compliance with the terms of our debt agreements as of February 29, 2012.

Contractual Obligations:

Our contractual obligations and commercial commitments, as of the end of fiscal 2012 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)

		2013	2014	2015	2016	2017	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$103,000	$3,000	$20,000	$20,000	$20,000	$20,000	$20,000
Term debt - floating rate (1)	75,000	-	-	75,000	-	-	-
Long-term incentive plan payouts	6,744	3,193	2,368	1,183	-	-	-
Interest on fixed rate debt	15,165	3,981	3,796	3,016	2,236	1,460	676
Interest on floating rate debt (1)	10,655	4,570	4,570	1,515	-	-	-
Open purchase orders	153,838	153,838	-	-	-	-	-
Minimum royalty payments	90,724	15,222	13,540	11,564	9,031	5,539	35,828
Advertising and promotional	65,463	6,712	5,494	5,251	5,435	5,625	36,946
Operating leases	19,063	4,520	3,891	3,917	3,144	1,538	2,053
Capital spending commitments	809	809	-	-	-	-	-
Total contractual obligations (2)	$540,461	$195,845	$53,659	$121,446	$39,846	$34,162	$95,503

(1)      The Company uses an interest rate hedge agreement, or swap, in conjunction with its unsecured floating interest rate $75.00 million, Senior Notes due 2015.  The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swap effectively fixes the interest rates on the Senior Notes due 2015 at 6.01 percent.   Accordingly, the future interest obligations related to this debt have been estimated using this rate.

(2)       In addition to the contractual obligations and commercial commitments in the table above, as of February 29, 2012, we have recorded a provision for uncertain tax positions of $13.21 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

On September 23, 2011, we entered into an Amended and Restated Employment Agreement with Gerald J. Rubin, our Chief Executive Officer and President (the “Revised Employment Agreement”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”).  The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting of Shareholders held on October 11, 2011.  The base and incentive compensation provisions of the Revised Employment Agreement are effective for fiscal years beginning after February 29, 2012. The Revised Employment Agreement will continue until February 28, 2015, subject to earlier termination by either party.  Substantially all of Mr. Rubin’s compensation pursuant to the Revised Employment Agreement is performance-based and contingent upon our achievement of specified performance targets.  Specifically, Mr. Rubin was granted performance-based restricted stock units for 700,000 shares of common stock, the vesting of which are contingent on our achievement of certain performance targets.  Mr. Rubin is also eligible to receive an annual bonus payable in cash and restricted stock, subject to the achievement of specified performance targets.  The annual bonus is payable in cash and restricted stock with the restricted stock vesting on February 28, 2015.  At this time we are unable to predict with certainty whether Mr. Rubin will achieve any of these performance targets.  To the extent the performance targets are achieved (in full or in part), the resulting incentive compensation expense could have a significant impact upon SG&A and our net income.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources, including our 2010 RCA, will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

The Company may elect to repurchase additional shares of common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We consider the following policies to meet this definition.

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

Estimates of credits to be issued to customers - We regularly receive requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising and volume rebate agreements. We reduce sales or increase SG&A, depending on the nature of the credits, for estimated future credits to customers. Our estimates of these amounts are based on either historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.  This process entails a significant amount of subjectivity and uncertainty.

Valuation of inventory - We account for our inventory using a first-in, first-out system in which we record inventory on our balance sheet at the average or standard cost, or net realizable value, if it is below our recorded cost.  Determination of net realizable value requires us to estimate the point in time at which an item's net realizable value drops below its recorded cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

Goodwill and Indefinite-Lived Intangibles – As a result of acquisitions, we have significant intangible assets on our balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and licenses).  Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third-party appraisers.

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

Economic useful life of intangible assets - We amortize intangible assets, such as licenses, trademarks, customer lists and distribution rights over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We complete our analysis of the remaining useful economic lives of our intangible assets during the first quarter of each fiscal year.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2012, 2011 and 2010, 18.2, 14.1 and 14.8 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve.  Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest Rate Risk:

Interest on our outstanding debt as of February 29, 2012 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $171.10 million in advances against our 2010 RCA and $75.00 million of Senior Notes due 2015.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA.  The floating rate Senior Notes due 2015 reset as described in Note (9) to our accompanying consolidated financial statements, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of debt, certain additional draws against the 2010 RCA (whose interest rates can vary with the term of each draw), and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage our floating rate term debt using an interest rate swap (the “swap”).  As of February 29, 2012, we had a swap that converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due 2015 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due 2015, while simultaneously receiving floating rate interest payments set at 0.58 percent as of February 29, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt's floating rate payments.  The swap is used to reduce the Company's risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2012 and 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS

(in thousands)

February 29, 2012
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$163	-
Interest rate swap	Cash flow	6/2014	$75,000	3,531	5,022
Total fair value				$3,694	$5,022

February 28, 2011
				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	374	-
Subtotal				779	191

Interest rate swaps	Cash flow	6/2014	$125,000	3,785	5,840
Total fair value				$4,564	$6,031

Counterparty Credit Risk:

Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance.  We manage our exposure to counterparty credit risk by dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Rate Sensitive Financial Instruments:

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our rate sensitive financial instruments as of February 29, 2012 and February 28, 2011.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)

	February 29, 2012
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Notes Receivable (1)	$733	$733	$737	($6)
Fixed Rate Long-Term Debt (2)	$103,000	($103,000)	($104,450)	($1,231)
Interest Rate Swap (3)	$75,000	($8,553)	($8,553)	($110)
Foreign Currency Exchange Contracts - Canadian Dollars (5)	$7,000	($163)	($163)	($703)

	February 28, 2011
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (2)	$106,000	($106,000)	($104,650)	($1,923)
Interest Rate Swaps (3)	$125,000	($9,625)	($9,625)	($389)
Auction Rate Securities (4)	$22,050	$20,711	$20,711	($302)
Foreign Currency Exchange Contracts - Pounds (5)	£7,000	($197)	($197)	($1,133)
Foreign Currency Exchange Contracts - Euros (5)	€5,000	($374)	($374)	($687)
Foreign Currency Exchange Contracts - Canadian Dollars (5)	$13,000	($399)	($399)	($1,319)

(1)       The underlying interest rates used as a basis for these estimates are the twelve-month LIBOR rates and an implied 5.89 percent credit spread.

(2)       The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(3)       The underlying interest rates are based on current and future projections over the related lives of the underlying swap contracts of expected three-month LIBOR rates.

(4)       The underlying market based rate is the credit spread between the 30-year Treasury Bill rate and an average of Moody’s AAA and BAA corporate rates.

(5)       Appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

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

Risks Inherent in Cash, Cash Equivalents and Investment Holdings:

Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments at February 28, 2011 consisted of AAA rated ARS that we normally sought to dispose of within 35 or fewer days and mutual funds. The following table summarizes our cash, cash equivalents and investments at the end of fiscal 2012 and 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS

(in thousands)

	February 29, 2012		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non-interest-bearing accounts - unrestricted	$18,375	0.00 to 1.70%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,670	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	-	-	1,560	0.13%
Money market funds	801	0.53 to 4.32%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$21,846		$27,193

Investments:
Auction rate securities	$-		$20,711	1.76 to 8.47%
Mutual funds, principally equity based	-		1,233
Total investments	$-		$21,944

Our cash balances at the end of fiscal 2012 and 2011 include restricted cash of $2.67 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are or were in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk. In addition, our commercial paper and ARS were from issuers with high credit ratings; therefore, we believe the commercial paper and ARS did not present significant credit risk, when held.

At February 28, 2011, we held investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years). Substantially all of the collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at predetermined intervals, ranging from 7 to 35 days. Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates.  On September 15, 2011, the Company entered into an agreement to sell its then remaining portfolio of $18.80 million par value ARS for approximately 96 percent of par, or $18.05 million. The transaction settled in the fiscal quarter ended November 30, 2011. For the fiscal years ended February 29, 2012 and February 28, 2011, in addition to the transaction just described, we liquidated $3.25 and $0.35 million, respectively, of these securities at par.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 29, 2012.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.  This report appears on page 57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Helen of Troy Limited and Subsidiaries

We have audited Helen of Troy Limited and Subsidiaries’ (the “Company”) internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 29, 2012 and February 28, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2012, and financial statement schedule for the three years in the period ended February 29, 2012, and our report dated April 30, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of income, comprehensive income,  stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 29, 2012 and February 28, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Helen of Troy Limited and Subsidiaries’ internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 30, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 30, 2012

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except shares and par value)

	February 29,	February 28,
	2012	2011

Assets
Asset, current:
Cash and cash equivalents	$21,846	$27,193
Investments, at market value	-	1,233
Receivables - principally trade, less allowances of $5,541 and $4,148	195,283	188,404
Inventory, net	246,142	217,230
Prepaid expenses	7,645	5,149
Income taxes receivable	-	2,399
Deferred tax assets, net	17,620	18,843
Total assets, current	488,536	460,451

Property and equipment, net of accumulated depreciation of $62,550 and $65,428	100,690	82,487
Goodwill	452,350	356,242
Other intangible assets, net of accumulated amortization of $52,268 and $36,083	377,150	304,705
Deferred tax assets, net	976	-
Other assets, net of accumulated amortization of $3,938 and $4,096	16,021	36,639
Total assets	$1,435,723	$1,240,524

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$171,100	$71,000
Accounts payable, principally trade	69,845	73,321
Accrued expenses and other current liabilities	131,632	141,620
Income taxes payable	352	-
Deferred tax liabilities, net	2,960	-
Long-term debt, current maturities	3,000	53,000
Total liabilities, current	378,889	338,941

Other liabilities, noncurrent	24,529	14,818
Deferred tax liabilities, net	60,576	23,216
Long-term debt, excluding current maturities	175,000	178,000
Total liabilities	638,994	554,975

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,681,067 and 30,838,860 shares issued and outstanding	3,168	3,084
Additional paid in capital	151,006	130,015
Accumulated other comprehensive loss	(5,589)	(7,850)
Retained earnings	648,144	560,300
Total stockholders’ equity	796,729	685,549
Total liabilities and stockholders’ equity	$1,435,723	$1,240,524

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Sales revenue, net	$1,181,676	$777,043	$647,626
Cost of goods sold	703,192	427,797	368,470
Gross profit	478,484	349,246	279,156

Selling, general and administrative expense	339,098	235,341	188,887
Operating income before impairments	139,386	113,905	90,269

Asset impairment charges	-	2,161	900
Operating income	139,386	111,744	89,369

Nonoperating income (expense), net	(377)	577	1,046
Interest expense	(12,917)	(9,693)	(10,310)
Income before income taxes	126,092	102,628	80,105

Income tax expense	15,718	9,323	8,288
Net income	$110,374	$93,305	$71,817

Earnings per share:
Basic	$3.52	$3.04	$2.38
Diluted	$3.48	$2.98	$2.32

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,340	30,669	30,217
Diluted	31,705	31,355	30,921

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Net income	$110,374	$93,305	$71,817
Other comprehensive income, net of tax:
Cash flow hedge activity - interest rate swaps, net of tax Changes in fair market value	(1,923)	(2,376)	(3,075)
Interest rate settlements reclassified to income	2,715	3,958	4,295
Subtotal	792	1,582	1,220

Cash flow hedge activity - foreign currency, net of tax Changes in fair market value	375	(1,073)	7
Ineffectiveness recorded in income	44	11	(12)
Settlement gains (losses) reclassified to income	166	(144)	(30)
Subtotal	585	(1,206)	(35)

Auction rate security activity, net of tax
Changes in fair market value	945	371	563
Settlement gains reclassified to income	(61)	(23)	(28)
Subtotal	884	348	535

Total other comprehensive income	2,261	724	1,720
Comprehensive income	$112,635	$94,029	$73,537

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Common stock shares
Balances, beginning of period	30,839	30,572	29,879
Exercise of stock options	1,907	318	2,142
Issuance of restricted stock	18	12	8
Issuance of common stock in connection with employee stock purchase plan	42	25	29
Common stock repurchased and retired	(1,125)	(88)	(1,486)
Balances, end of period	31,681	30,839	30,572

Common stock
Balances, beginning of period	$3,084	$3,057	$2,988
Exercise of stock options	191	32	214
Issuance of restricted stock	2	1	1
Issuance of common stock in connection with employee stock purchase plan	4	3	3
Common stock repurchased and retired	(113)	(9)	(149)
Balances, end of period	$3,168	$3,084	$3,057

Paid in capital
Balances, beginning of period	$130,015	$120,761	$105,627
Adjustments to paid in capital for changes in uncertain tax positions	(482)	162	(258)
Share-based compensation, net of tax benefits of $99, $99 and $87	2,829	1,918	1,657
Exercise of stock options, including tax benefits of $4,483, $551 and $5,024	35,066	7,183	30,153
Issuance of restricted stock	(2)	(1)	(1)
Issuance of common stock in connection with employee stock purchase plan	1,008	475	344
Common stock repurchased and retired	(17,428)	(483)	(16,761)
Balances, end of period	$151,006	$130,015	$120,761

Accumulated other comprehensive loss
Balances, beginning of period	$(7,850)	$(8,574)	$(10,294)
Cash flow hedge activity - interest rate swaps, net of tax	792	1,582	1,220
Cash flow hedge activity - foreign currency, net of tax	585	(1,206)	(35)
Auction rate security activity, net of tax	884	348	535
Balances, end of period	$(5,589)	$(7,850)	$(8,574)

Retained earnings
Balances, beginning of period	$560,300	$468,528	$410,372
Net Income	110,374	93,305	71,817
Common stock repurchased and retired	(22,530)	(1,533)	(13,661)
Balances, end of period	$648,144	$560,300	$468,528
Total stockholders’ equity	$796,729	$685,549	$583,772

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated  Statements of Cash Flows

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Cash provided (used) by operating activities:
Net income	$110,374	$93,305	$71,817
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,178	18,502	15,261
Provision for doubtful receivables	548	865	448
Share-based compensation	2,928	2,017	1,744
Intangible asset impairment charges	-	2,161	900
(Gain) loss on the sale of property and equipment	(537)	22	115
Realized and unrealized (gain) loss on investments	697	-	(417)
Write off of deferred finance costs due to early extinguishment of debt	-	92	-
Deferred income taxes and tax credits	5,070	2,219	3,316
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(7,368)	(166)	(6,622)
Inventories	(28,912)	(26,049)	45,653
Prepaid expenses and other current assets	(1,927)	(75)	334
Other assets and liabilities, net	189	(917)	(476)
Accounts payable	(3,476)	(8,130)	1,121
Accrued expenses and other current liabilities	(4,874)	8,479	15,775
Accrued income taxes	990	(4,895)	3,130
Net cash provided by operating activities	103,880	87,430	152,099

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(16,051)	(4,629)	(7,715)
Proceeds from the sale of property and equipment	2,339	78	45
Note receivable from land sale	(733)	-	-
Payments to acquire investments	-	-	(9)
Proceeds from sale of investments	22,421	350	1,246
Payments to acquire businesses, net of cash received	(160,000)	(336,240)	(60,000)
Net cash used by investing activities	(152,024)	(340,441)	(66,433)

Cash provided (used) by financing activities:
Proceeds from line of credit	1,369,850	94,000	-
Repayment of line of credit	(1,269,750)	(23,000)	-
Proceeds from issuance of long-term debt	-	100,000	-
Repayments of long-term debt	(53,000)	(3,000)	(78,000)
Payments of financing costs	(499)	(3,898)	-
Proceeds from exercise of stock options and employee stock purchases, including tax benefits	8,688	7,594	7,365
Payment of tax obligations resulting from cashless option exercises	(12,591)	-	(7,166)
Payments for repurchases of common stock	-	(1,799)	(419)
Share-based compensation tax benefit	99	99	87
Net cash provided (used) by financing activities	42,797	169,996	(78,133)

Net increase (decrease) in cash and cash equivalents	(5,347)	(83,015)	7,533
Cash and cash equivalents, beginning balance	27,193	110,208	102,675
Cash and cash equivalents, ending balance	$21,846	$27,193	$110,208

Supplemental cash flow information:
Interest paid	$12,719	$8,632	$10,781
Income taxes paid, net of refunds	$(797)	$11,226	$(2,913)
Value of common stock received as exercise price of options	$27,482	$226	$23,261
Transfer of auction rate securities from non-current assets to investments	$18,950	$-	$-

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       General

When used in these notes, the terms “Helen of Troy,” “the Company,” “we”, “our” or “us” means Helen of Troy Limited, a Bermuda company, and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010.  References to “PUR” refer to the PUR brand of water filtration products we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates on December 30, 2011.  The KAZ and PUR businesses comprise the Healthcare / Home Environment segment.  References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise the Housewares segment of the Company’s business. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks, and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, blood pressure monitors, humidifiers and heating pads; water filtration systems; and small home appliances such as air purifiers, portable heaters, fans, and bug zappers.  All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

We consider commercial paper and money market investment accounts to be cash equivalents.  Cash equivalents comprised $0.80 and $8.00 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at February 29, 2012 and February 28, 2011, respectively.  Notes (11) and (12) contain additional information regarding our cash and cash equivalents.

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

In connection with the acquisition of Kaz, as discussed further in Note (5), the Company acquired $1.23 million of marketable securities that funded a deferred compensation plan.  These securities were comprised of mutual funds that were stated on our consolidated balance sheets at fair value determined by the closing trading price of each fund as of each balance sheet date.  During fiscal 2012, we liquidated these mutual funds and distributed the proceeds to participants in the associated deferred compensation plan.  These marketable securities were included in the short-term assets section of our consolidated balance sheet as of February 28, 2011 in the line entitled “Investments, at market value.”

All realized and unrealized gains and losses attributable to both trading and long-term marketable securities are included in “Nonoperating income (expense), net” in the consolidated statements of income.  The sum of realized and unrealized net gains (losses) attributable to trading and long-term marketable security investments totaled ($0.70), $0.00 and $0.42 million in fiscal 2012, 2011 and 2010, respectively.  Notes (11) and (12) contain additional information regarding our long-term marketable securities.

(e)       Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns.

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known troubled accounts. Our policy is to charge off receivables when we have determined they will no longer be collectible. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous charge offs are netted against bad debt expense in the period recovered.   At February 29, 2012 and February 28, 2011, the allowance for doubtful receivables was $1.81 and $2.11 million, respectively.

Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.  At February 29, 2012 and February 28, 2011, the allowance for back-to-stock returns was $3.73 and $2.04 million, respectively.

The Company has significant concentrations of credit risk with two major customers, representing 12.8 and 11.7 percent of gross trade receivables, respectively.  In addition, as of February 29, 2012 and February 28, 2011, approximately 37 and 39 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

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

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $18.74, $10.68 and $9.68 million of such general and administrative expenses to inventory during fiscal years 2012, 2011 and 2010, respectively. We estimate that $6.91 and $5.61 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 29, 2012 and February 28, 2011, respectively.

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

For fiscal 2012, 2011 and 2010, cost of goods sold manufactured by vendors in the Far East comprised approximately 78, 80 and 85 percent, respectively, of total consolidated cost of goods sold.  Our mix of Far East manufacturing has declined since 2010 as the Healthcare / Home Environment segment and Grooming, Skin Care and Hair Care Solutions product category have become a larger part of our business.  These product categories source a significant portion of their products in both the U.S. and Mexico.  We have sourcing relationships with close to 300 third-party manufacturers.  During fiscal 2012, one vendor fulfilled approximately 13 percent of our product requirements while the top two manufacturers combined fulfilled approximately 20 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 37 percent of our product requirements.

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

(h)       License agreements, trademarks, patents and other intangible assets

A significant portion of our consolidated sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest.  Many licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal.  The Company capitalizes costs incurred to renew or extend the term of a license agreement and amortizes such costs over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the line entitled “Selling, general and administrative expense” (“SG&A”). We amortize license costs on a straight-line basis over the appropriate lives of the respective agreements. Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 45, 33 and 36 percent of total consolidated net sales revenue for fiscal years 2012, 2011 and 2010, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

We also sell products under trademarks that we own. Trademarks that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised cost of acquiring the trademark, net of any accumulated amortization and impairment charges. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. In certain instances where trademarks have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In most instances, we have determined that acquired trademarks have an indefinite useful life.  In these cases, no amortization is recorded.  Patents acquired through purchase from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent.  Additionally, we incur certain costs, primarily legal fees in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

Other intangible assets include customer lists, distribution rights, patent rights, and non-compete agreements that we acquired from other entities.  These are recorded on our consolidated balance sheets based upon the fair value of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal or by the term of any controlling agreements. See Notes (4) and (5) to these consolidated financial statements for additional information on our intangible assets.

(i)           Goodwill, intangible and other long-lived assets and impairments

We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets received in the acquisition of a business.  We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment).  We measure the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets and estimates of the implied fair value of goodwill.  An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

We consider whether circumstances or conditions exist that suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If the analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. These steps entail significant amounts of judgment and subjectivity.  Events and changes in circumstances that may indicate there is impairment include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and Company levels.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

As further discussed in Note (4) to these consolidated financial statements, we recorded non-cash impairment charges totaling $2.16 million ($2.10 million after tax) and $0.90 million ($0.89 million after tax), for the fiscal years 2011 and 2010, respectively, in order to reflect the carrying value of goodwill and certain trademarks in our Housewares and Personal Care segments at estimates of their fair value.  With respect to all trademarks for which such impairments were recorded, we currently expect to continue to hold these trademarks for future use.

(j)           Economic useful lives and amortization of intangible assets

We amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well.  We review the economic useful lives of our intangible assets at least annually.

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists, distribution rights, patents, patent licenses and non-compete agreements.  Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes.  Effectively, none of our goodwill is deductible for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from 2 to 30 years. We recorded intangible asset amortization totaling $20.07, $9.89 and $6.13 million during fiscal 2012, 2011 and 2010, respectively. See Notes (4) and (5) to these consolidated financial statements for more information about our intangible assets.

(k)       Auction rate securities

Prior to fiscal 2009, we made investments of excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds and similar investments that we normally seek to dispose of within 35 or fewer days (“auction rate securities” or “ARS”).  Since fiscal 2009, these ARS were subject to failed auctions that affected our ability to access the funds in the near term.  Auctions failed when there was insufficient demand, but these failures did not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security.  The securities continued to accrue interest and to be auctioned until one of the following occured: the auction succeeded, the issuer called the securities or the securities matured.

At February 28, 2011, we held ARS valued at $20.71 million classified as non-current assets held for sale under the heading “Other assets, net of accumulated amortization” on our consolidated balance sheet.  We classified these assets as long-term at that time due to uncertainties regarding our ability to liquidate any or all of our holdings within twelve months.  At fiscal year-end 2011, we had a cumulative pre-tax unrealized loss on our ARS of $1.34 million, which was reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet, net of related tax effects of $0.46 million.

On September 15, 2011, the Company entered into an agreement to sell its then remaining portfolio of $18.80 million par value ARS for approximately 96 percent of par, or $18.05 million. The transaction settled in the fiscal quarter ended November 30, 2011. For the fiscal years ended February 29, 2012 and February 28, 2011, in addition to the transaction just described, we liquidated $3.25 and $0.35 million, respectively, of these securities at par.   Notes (11) and (12) contain additional information regarding our cash, cash equivalents and investments.

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

(m)        Warranties

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past two fiscal years:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Last Day of February,
	2012	2011

Beginning balance	$24,021	$5,242
Warranty liability assumed with Kaz acquisition	-	20,594
Additions to the accrual	28,529	13,790
Reductions of the accrual - payments and credits issued	(25,885)	(15,605)
Ending balance	$26,665	$24,021

(n)       Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (9) to these consolidated financial statements for our assessment of the fair value of our guaranteed Senior Notes and other long-term debt.

We use interest rate swaps (the “swaps”) to protect our funding costs against rising interest rates.  The interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates.  Under our swaps, we agree with another party to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that match the amount of our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  We hedge a portion of our foreign exchange rate risk by entering into contracts to exchange foreign currencies for U.S. Dollars at specified rates.  Our foreign exchange contracts and interest rate swaps are considered highly effective.  See Notes (11) and (12) to these consolidated financial statements for more information on our hedging activities.

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

We recognize the benefit of a tax position if that position will more likely than not be sustained in an audit, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement.  Liabilities created for unrecognized tax benefits are disclosed as a separate liability and not combined with deferred tax liabilities or assets.  We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.  Note (10) to these consolidated financial statements contains additional information regarding our income taxes.

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

(q)       Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and similar other arrangements.  In instances where the customer provides us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statements of income in SG&A.  Customer incentives included in SG&A were $13.76, $12.71 and $10.40 million for the fiscal years 2012, 2011 and 2010, respectively.

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales revenue.  Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales revenue.

(r)         Advertising

Advertising costs, including cooperative advertising discussed in (q) above, are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $42.87, $34.99 and $20.77 million during fiscal years 2012, 2011 and 2010, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(s)        Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third-party logistics costs and outbound transportation costs.  Our expenses for shipping and handling totaled $74.42, $54.05 and $44.87 million during fiscal years 2012, 2011 and 2010, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(t)          Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all its foreign subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss).  All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.67), $1.82 and $1.73 million in SG&A and $0.04, ($0.02) and $0.05 million in income tax expense during fiscal years 2012, 2011 and 2010, respectively.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates.  We account for these transactions as hedges, which requires that these forward currency contracts be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of the hedges.   In our case, we record these transactions either as part of SG&A in our consolidated statements of income, or on the line entitled “Unrealized gain (loss) on cash flow hedges — foreign currency, net of tax” in our consolidated statements of stockholders’ equity, as appropriate.  All our current contracts are cash flow hedges and are adjusted to their fair market values at the end of each fiscal quarter.  We evaluate all hedging transactions each quarter to determine that they are effective. Any ineffectiveness is recorded as part of SG&A in our consolidated statements of income.  See Note (12) to these consolidated financial statements for a further discussion of our hedging activities.

(u)       Share-based compensation plans

All share-based payments are recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  We estimate forfeitures for option awards at the dates of grant based on historical experience and revise as necessary if actual forfeitures significantly differ from these estimates.   Share-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.

See Note (15) to these consolidated financial statements for more information on our share-based compensation plans.

(v)       Interest income

Interest income is included in “Nonoperating income (expense), net” on the consolidated statements of income.  Interest income totaled $0.30, $0.53 and $0.57 million in fiscal years 2012, 2011 and 2010, respectively.  Interest income is normally earned on cash invested in short-term accounts, cash equivalents, temporary and long-term investments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(w)   Earnings per share

We compute basic earnings per share based upon the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based upon the weighted average number of shares of common stock plus the effects of potentially dilutive securities. Our dilutive securities consist entirely of outstanding options for common stock that were “in-the-money,” meaning that the exercise price of the options was less than the average market price of our common stock during the fiscal year.  “Out-of-the-money” options are outstanding options to purchase common stock that were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common stock during the fiscal year.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For fiscal years 2012, 2011 and 2010, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Weighted average shares outstanding, basic	31,340	30,669	30,217
Incremental shares of common stock attributable to share-based payment arrangements	365	686	704
Weighted average shares outstanding, diluted	31,705	31,355	30,921

Dilutive securities, as a result of in-the-money options	522	2,337	1,978
Antidilutive securities, as a result of out-of-the-money options	349	173	921

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

NOTE 2 — PRESENTATION OF COMPREHENSIVE INCOME

Beginning in June 2011, the FASB issued and subsequently amended certain guidance to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.   Instead, the amended guidance requires the presentation of either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In addition, the new guidance requires numerous, yet less significant changes in the details of the presentation of additional information regarding other comprehensive income on the face of the new statements and in the accompanying footnotes.  As permitted, we have elected early adoption of these standards and applied them retrospectively to all disclosures accompanying these financial statements.   These amended standards impact the presentation of other comprehensive income and certain detail disclosures, but has not impacted our financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	February 29,	February 28,
	(Years)	2012	2011

Land	-	$8,767	$9,073
Building and improvements	3 - 40	66,580	65,605
Computer and other equipment	3 - 10	47,345	47,149
Tools, molds and other production equipment	1 - 10	25,617	13,102
Transportation equipment	3 - 5	118	118
Furniture and fixtures	5 - 15	8,699	8,668
Construction in progress	-	6,114	4,200
Property and equipment, gross		163,240	147,915
Less accumulated depreciation		(62,550)	(65,428)
Property and equipment, net		$100,690	$82,487

We recorded $9.14, $8.28 and $8.80 million of depreciation expense for fiscal 2012, 2011 and 2010, respectively.  Capital expenditures for property and equipment totaled $15.38, $4.27 and $7.20 million in fiscal 2012, 2011 and 2010, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2019.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $5.59, $3.16 and $2.31 million for fiscal 2012, 2011 and 2010, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

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

The Company’s traditional impairment test methodology uses primarily estimated future discounted cash flow models (“DCF Models”).  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, the Company considers the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common stock and that of comparable companies and general economic and industry trends, among other considerations.  When stock market conditions warrant, the Company will expand its traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of the Company’s reporting units. Management will use these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period of time.

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

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, CONTINUED

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

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, CONTINUED

The following tables summarize by operating segment the changes in our goodwill and intangible assets for fiscal years 2012 and 2011:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 28, 2011		Year Ended February 29, 2012			February 29, 2012
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill		$81,901	$(46,490)	$-	$-	$(59)	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite		75,303	-	-	-	-	75,303	-	-	75,303
Trademarks - finite	16.6	150	-	-	-	-	150	-	(67)	83
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	7.8	19,564	-	-	-	-	19,564	-	(15,967)	3,597
Other Intangibles - finite	6.0	49,401	-	36	-	-	49,437	-	(15,012)	34,425
Total Personal Care		236,619	(46,490)	36	-	(59)	236,596	(46,490)	(31,046)	159,060

Housewares:
Goodwill		166,131	-	-	-	-	166,131	-	-	166,131
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other Intangibles - finite	4.7	19,320	-	338	-	(3,884)	15,774	-	(9,000)	6,774
Total Housewares		260,651	-	338	-	(3,884)	257,105	-	(9,000)	248,105

Healthcare / Home Environment:
Goodwill		154,700	-	86,162	-	10,005	250,867	-	-	250,867
Trademarks - indefinite		-	-	54,000	-	-	54,000	-	-	54,000
Licenses - finite	5.0	-	-	14,900	-	-	14,900	-	(481)	14,419
Other Intangibles - finite	9.6	91,550	-	23,240	-	-	114,790	-	(11,741)	103,049
Total Healthcare / Home Environment		246,250	-	178,302	-	10,005	434,557	-	(12,222)	422,335

Total		$743,520	$(46,490)	$178,676	$-	$6,062	$928,258	$(46,490)	$(52,268)	$829,500

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 28, 2010		Year Ended February 28, 2011			February 28, 2011
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill		$66,296	$(46,490)	$15,845	$-	$(240)	$81,901	$(46,490)	$-	$35,411
Trademarks - indefinite		53,054	-	23,650	(1,401)	-	75,303	-	-	75,303
Trademarks - finite	17.6	338	-	-	-	(188)	150	-	(62)	88
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	8.7	24,196	-	-	-	(4,632)	19,564	-	(15,450)	4,114
Other Intangibles - finite	6.6	26,286	-	23,875	-	(760)	49,401	-	(9,048)	40,353
Total Personal Care		180,470	(46,490)	63,370	(1,401)	(5,820)	236,619	(46,490)	(24,560)	165,569

Housewares:
Goodwill		166,131	-	-	-	-	166,131	-	-	166,131
Trademarks - indefinite		75,554	-	-	(354)	-	75,200	-	-	75,200
Other Intangibles - finite	5.6	20,845	-	364	(214)	(1,675)	19,320	-	(9,893)	9,427
Total Housewares		262,530	-	364	(568)	(1,675)	260,651	-	(9,893)	250,758

Healthcare / Home Environment:
Goodwill		-	-	154,700	-	-	154,700	-	-	154,700
Other Intangibles - finite	9.5	-	-	91,550	-	-	91,550	-	(1,630)	89,920
Total Healthcare / Home Environment		-	-	246,250	-	-	246,250	-	(1,630)	244,620

Total		$443,000	$(46,490)	$309,984	$(1,969)	$(7,495)	$743,520	$(46,490)	$(36,083)	$660,947

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2012, 2011 and 2010, as well as estimated amortization expense for the fiscal years 2013 through 2017:

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the fiscal years ended

February 2012	$20,069
February 2011	$9,888
February 2010	$6,128

Estimated Amortization Expense
For the fiscal years ended

February 2013	$22,160
February 2014	$21,593
February 2015	$21,025
February 2016	$20,842
February 2017	$20,499

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures.  For fiscal 2013, minimum royalties due and minimum advertising expenditures under these license agreements total $15.22 and $6.10 million, respectively.

NOTE 5 – ACQUISITIONS

PUR Acquisition - On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of $160 million, subject to future adjustments.  The acquisition was funded entirely with short-term debt.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business (“PUR”).  PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters.  We are operating the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S.  Goodwill of $86.16 million arising from the acquisition consists largely of the distribution network, marketing synergies and economies of scale that are anticipated from the addition of the new product line.

In connection with this acquisition, the parties entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for and supply certain products to the Company in exchange for specified fees. Upon the completion of certain of these services in the second quarter of fiscal 2013, we will acquire any remaining PUR inventory on-hand from P&G.

We have accounted for the acquisition as the purchase of a business and have recorded the excess purchase price as goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. We have completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list,  patents, trademarks and technology license agreements, and covenant not to compete over expected weighted average lives of approximately 15.0,  12.4,  5.2 and 2.0  years, respectively.  For the customer list, we used historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we

NOTE 5 – ACQUISITIONS, CONTINUED

acquired for the use of patented designs in certain PUR products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill arising from the PUR acquisition consists largely of the distribution network, marketing synergies and economies of scale expected to occur from the addition of the new product line.

The following schedule presents the acquisition date fair value of the net assets of PUR:

PUR - NET ASSETS ACQUIRED ON DECEMBER 30, 2011

(in thousands)

Supplier tooling advances	$1,432
Tools, dies, molds and other production equipment	12,495
Goodwill	86,162
Trademarks	54,000
Trademark and technology licensing agreements	14,900
Patents	4,140
Customer list	18,600
Covenant not to compete	200
Total assets acquired	191,929
Less: Deferred tax liabilities recorded at acquisition	(31,929)
Net assets acquired	$160,000

The fair values of the PUR assets acquired were estimated by applying income and market approaches. The fair value measurement of the intangible assets are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.  Key assumptions included various discount rates based upon a 15.20 percent weighted average cost of capital, a royalty rate of 7.0 percent used in the determination of the trademark fair value, royalty rates of 0.50 to 1.00 percent used in the determination of patent estate values, and customer attrition rates of 5.00 percent per year used in the determination of customer list values.

The impact of the PUR acquisition on the Company’s consolidated statement of income from the acquisition date through the two month period ended February 29, 2012 is as follows:

PUR - IMPACT ON CONSOLIDATED STATEMENT OF INCOME

December 30, 2011 (Acquisition Date) through February 29, 2012

(in thousands, except per share data)

Two Months
Ended
February 29, 2012

Sales revenue, net	$21,447
Net income	2,913

Earning per share:
Basic	$0.09
Diluted	$0.09

The supplemental pro forma information on the following page presents the Company’s financial results as if the PUR acquisition had occurred as of the beginning of the fiscal periods presented. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2011 or 2010, and this information is not intended to be indicative of future results.

NOTE 5 – ACQUISITIONS, CONTINUED

PUR - PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition Had Been Completed at the Beginning of Each Period

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2012	2011

Sales revenue, net	$1,285,070	$898,626
Net income	122,473	107,934

Earning per share:
Basic	$3.91	$3.52
Diluted	$3.86	$3.44

Kaz, Inc. Acquisition – On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz. Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments. The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt. Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, SmartTemp, SoftHeat, Honeywell, Duracraft, Protec, Stinger, and Nosquito. The acquisition helps broaden the Company’s geographic footprint, increase our mutual significance with common customers and vendors, and expand our customer base worldwide.

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

NOTE 5 – ACQUISITIONS, CONTINUED

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

Gross receivables of $77.49 million were recorded in the transaction.  We estimated that $6.70 million of gross receivables would not be collected and recorded the acquired receivables at their estimated fair value of $70.79 million. Since these receivables were recorded at a fair value, which contemplated their ultimate collectability, no additional allowances for collectability needed to be recorded against acquired receivables while they remained on our balance sheets. As of February 29, 2012, allowances totaling $2.90 million have been established against Kaz’s post-acquisition trade receivables. These allowances are included in the $5.54 million of receivables allowance shown in the accompanying consolidated balance sheet at February 29, 2012.

The goodwill of $154.70 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Kaz.  All of the goodwill was assigned to the Company’s Healthcare / Home Environment segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

During fiscal 2012, the Company made certain post-acquisition adjustments resulting in a net increase to Kaz’s goodwill of $10.01 million.  The majority of these adjustments were due to increases to unrecognized tax benefits related to certain Kaz pre-acquisition tax positions, as further discussed under Note (10) to these consolidated financial statements.

Under the terms of the merger agreement and included in the consideration paid, the Company deposited $20.00 million into escrow.  As of February 29, 2012, $4.50 million of the escrow fund has been released as part of the settlement of working capital adjustments and other items pursuant to the terms of the agreement.  The remaining $15.50 million of the escrow amount is security for any indemnification claims under the merger agreement.  The remaining escrow fund will be held until May 15, 2012, subject to amounts held back for any indemnification claims.

Pert Plus and Sure Acquisition - On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net purchase price of $69.00 million, which we paid with cash on hand.  Net assets acquired consist principally of accounts receivable, finished goods inventories, prepaid expenses, goodwill, patents, trademarks, trade names, product design specifications, production know-how, certain fixed assets, distribution rights, and customer lists, less certain product related operating accruals and other current liabilities.  We market Pert Plus and Sure products primarily into retail trade channels.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. All of the goodwill is held in jurisdictions that do not allow deductions for tax purposes. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected average lives of approximately 8.2 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty free license we acquired for the use of patented formulas in certain Pert Plus and Sure products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill of $15.85 million arising from the Pert Plus and Sure acquisition consists largely of the distribution network, marketing synergies and economies of scale expected to occur from the addition of the new product line.

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

NOTE 6 – SHORT-TERM DEBT

We have a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million, subject to certain terms and limitations as described below. The commitment under the 2010 RCA terminates on December 30, 2015. On December 15, 2011, we entered into an amendment to the 2010 RCA (the “Amendment”), which among other things increased the amount of borrowings available under the revolving commitment from $150.00 to $250.00 million.   We requested this increase to provide us with additional funds to help finance the PUR acquisition.   Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We incur loan commitment fees at a rate ranging from 0.25 to 0.45 percent per annum on the unused balance of the 2010 RCA. We incur letter of credit fees under the 2010 RCA at a rate ranging from 1.00 to 2.125 percent per annum on the face value of any letter of credit. Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis. The 2010 RCA and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of February 29, 2012, the revolving loan principal balance was $171.10 million and there were $0.34 million of open letters of credit outstanding against the 2010 RCA. For the fiscal year ended February 29, 2012, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.94 to 4.00 percent. As of February 29, 2012, the amount available for borrowings under the 2010 RCA was $78.56 million.

The 2010 RCA and our other debt agreements require the maintenance of maximum debt leverage and minimum interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock, among other things. As of February 29, 2012, all our debt agreements effectively limited our ability to incur more than an estimated $254.40 million of additional debt from all sources, including the 2010 RCA. We were in compliance with the terms of the 2010 RCA and our other debt agreements as of February 29, 2012.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	February 29,	February 28,
	2012	2011

Accrued sales returns, discounts and allowances	$29,481	$32,136
Accrued warranty returns	26,665	24,021
Accrued compensation	25,323	24,379
Accrued advertising	7,849	10,159
Accrued interest	1,347	1,973
Accrued royalties	6,990	7,265
Accrued legal expenses and professional fees	5,364	6,851
Accrued benefits and payroll taxes	6,431	10,100
Accrued freight	1,560	1,950
Accrued property, sales and other taxes	5,745	4,668
Kaz acquisition liabilities	-	4,261
Derivative liabilities, current	3,694	4,564
Other	11,183	9,293
Total accrued expenses and other current liabilities	$131,632	$141,620

Kaz acquisition liabilities at February 28, 2011 consisted of $4.26 million of additional purchase price due to former Kaz holders of capital stock as a working capital adjustment settlement, which was paid during the fiscal quarter ended August 31, 2011.

NOTE 8 – OTHER LIABILITIES, NONCURRENT

A summary of other noncurrent liabilities is as follows:

OTHER LIABILITIES, NONCURRENT

(in thousands)

	February 29,	February 28,
	2012	2011

Deferred compensation liability	$4,478	$4,712
Liability for uncertain tax positions	13,213	2,481
Derivative liabilities	5,022	6,031
Other liabilites	1,816	1,594
Total other liabilities, noncurrent	$24,529	$14,818

NOTE 9 - LONG-TERM DEBT

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		February 29,	February 28,
	Borrowed	Rates	Matures	2012	2011

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$3,000	$6,000

$50 million unsecured floating interest rate 7 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 85 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	5.89%	06/11	-	50,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				178,000	231,000
Less current maturities of long-term debt				(3,000)	(53,000)
Long-term debt, excluding current maturities				$175,000	$178,000

(1)  Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates.  Additional information regarding the swap is provided in Note (12) to these consolidated financial statements.

The fair market value of the fixed rate debt at February 29, 2012 computed using a discounted cash flow analysis was $104.45 million compared to the $103.00 million book value and represents a Level 2 liability.  All other long-term debt has floating interest rates, and its book value approximates its fair value at February 29, 2012.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of financial covenants, including a maximum leverage ratio (as that term is defined in the various agreements), a minimum interest coverage ratio (as defined in the various agreements) and a minimum consolidated net worth (as defined in the various agreements).  Additionally, our debt agreements contain other customary covenants, including, among other things, covenants restricting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on any of its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) limit our ability to repurchase shares of our common stock and pay dividends.

As of February 29, 2012, our debt agreements effectively limited our ability to incur more than $254.40 million of additional debt from all sources, including the 2010 RCA. We were in compliance with the terms of these agreements as of February 29, 2012.

NOTE 9 - LONG-TERM DEBT, CONTINUED

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Interest and commitment fees	$7,670	$3,268	$3,468
Deferred finance costs	823	428	332
Interest rate swap settlements, net	4,424	5,997	6,510
Total interest expense	$12,917	$9,693	$10,310

The line entitled “Deferred finance costs” includes the fiscal 2011 write-off of $0.09 million of unamortized deferred finance fees associated with the termination of a prior credit agreement.

NOTE 10 - INCOME TAXES

Our components of income before income tax expense are as follows:

COMPONENTS OF INCOME BEFORE TAXES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	(in thousands)
	2012	2011	2010

U.S.	$26,445	$17,189	$14,529
Non-U.S.	99,647	85,439	65,576
Total	$126,092	$102,628	$80,105

Our components of income tax expense (benefit) are as follows:

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

(in thousands)

	Fiscal Years Ended the Last Day of February,
	(in thousands)
	2012	2011	2010

U.S.
Current	$5,342	$5,373	$3,924
Deferred	4,630	2,381	2,637
	9,972	7,754	6,561

Non-U.S.
Current	5,204	1,609	963
Deferred	542	(40)	764
	5,746	1,569	1,727
Total	$15,718	$9,323	$8,288

NOTE 10 - INCOME TAXES, CONTINUED

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to income before income taxes. A summary of these differences are as follows:

INCOME TAX RATE RECONCILIATION

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Expected effective income tax rate at the U.S. statutory rate of 35 percent	35.0%	35.0%	35.0%

Impact of U.S. state income taxes	1.5%	1.7%	1.8%

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	-13.6%	-17.4%	-9.8%

Effect of zero tax rate in Macau	-9.5%	-10.2%	-17.1%

Decrease in income taxes resulting from tax audit settlements	-0.9%	0.0%	0.0%

Effect of asset impairment charges, most of which are non-deductible	0.0%	0.0%	0.4%
Effective income tax rate	12.5%	9.1%	10.3%

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.  The acquisitions of Kaz and PUR are increasing the proportion of U.S. taxable income relative to total taxable income, which is resulting in higher effective income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2012 and 2011 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(in thousands)

	Last Day of February,
	(in thousands)
	2012	2011

Deferred tax assets, gross:
Operating loss carryforwards	$26,876	$30,881
Accounts receivable	3,632	720
Inventories	8,256	7,760
Accrued expenses and other	11,534	14,099
Foreign currency contracts, interest rate swaps, and deferred exchange gains	2,656	3,314
Total gross deferred tax assets	52,954	56,774

Valuation allowance	(24,644)	(26,346)
Deferred tax liabilities:
Depreciation and amortization	(73,250)	(34,801)
Total deferred tax assets (liabilities), net	$(44,940)	$(4,373)

NOTE 10 - INCOME TAXES, CONTINUED

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment.  In fiscal 2012, the net decrease in our valuation allowance was $1.70 million, principally due to utilization of operating loss carryforwards previously reserved with a valuation allowance and changes in estimates regarding the value of operating loss carryforwards to be used in the future.  The schedule below shows the composition of our net operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

SUMMARY OF OPERATING LOSS CARRYFORWARDS

(in thousands)

	At February 29, 2012
	(in thousands)
	Expiration	Gross	Required
	Date Range	Deferred Tax	Future Taxable
	(Where Applicable)	Assets	Income

U.S. operating loss carryforwards	2015 - 2031	$4,621	$47,952
Non-U.S. operating loss carryforwards with definite
carryover periods	2012 - 2027	12,037	67,629
Non-U.S. operating loss carryforwards with indefinite
carryover periods	Indefinite	10,218	33,233
Subtotals		26,876	148,814

Less portion of valuation allowance established for
operating loss carryforwards		(24,092)	(133,632)
Total		$2,784	$15,182

As of February 29, 2012, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the net benefits of these deductible differences.  Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

United States Income Taxes - In April 2010, the IRS concluded its audits of the 2007 and 2008 consolidated U.S. federal tax returns for Helen of Troy Texas Corporation. No adjustments were made to either year’s tax returns. The U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2003, 2004, 2006, 2007, and 2008 were under examination as of February 29, 2012. In February 2012, the Company and the IRS reached a tentative settlement agreement with respect to tax years 2004 and 2006 that was finalized in March 2012, resulting in a decrease to tax expense of $1.13 million.

During fiscal 2012, the Company received notices of proposed adjustments related to Kaz’s 2007 and 2008 tax years. The Company is protesting the adjustments, and does not expect them to have a material impact on our results of operations or financial position. The IRS has not proposed any other adjustments for the other tax years under examination.

Income Tax Provisions - We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  We

NOTE 10 - INCOME TAXES, CONTINUED

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

Uncertainty in Income Taxes – The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. When there is uncertainty in a tax position taken or expected to be taken in a tax return, a liability is recorded for the amount of the position that could be challenged and overturned through any combination of audit, appeals or litigation processes.  This amount is determined through criteria and a methodology prescribed by GAAP and is referred to as an “unrecognized tax benefit.”  In the period these liabilities are established, we record an associated charge to our provision for taxes.   If based on new information in a later period, we determine that payment of these amounts are not probable, or that the recorded tax liability differs from what we expect the ultimate assessment to be, we adjust the liability accordingly and recognize a related tax benefit or expense.

During fiscal 2012 and 2011, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

	Fiscal Years Ended
	2012	2011

Unrecognized tax benefits, beginning balance	$2,481	$2,562
Tax positions taken during the current period	486	-
Changes in tax positions taken during a prior period	2,750	94
Changes due to lapse in statute of limitations	(585)	(912)
Impact of foreign currency remeasurement on unrecognized tax benefits in the current period	(7)	35
Additions due to acquisitions	8,088	1,453
Changes resulting from settlements with taxing authorities	-	(751)
Unrecognized tax benefits, ending balance	$13,213	$2,481

During fiscal 2012, in connection with its ongoing evaluation of its tax positions, the company recorded increases in unrecognized tax benefits totaling $8.09 million, the majority of which were recorded as an adjustment to goodwill as they related to certain Kaz pre-acquisition tax positions.

We do not expect any material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense.  As of February 29, 2012 and February 28, 2011, the liability for tax-related interest expense and penalties included in unrecognized tax benefits was $1.95 and $0.19 million for interest expense and $0.90 and $0.26 million for penalties, respectively.  Additionally, the 2012, 2011 and 2010 provisions for income tax include combined tax-related interest and penalties expense of $1.25, $0.10 and $0.18 million, respectively.

NOTE 10 - INCOME TAXES, CONTINUED

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of February 29, 2012, tax years under examination or still subject to examination by major tax jurisdictions that are material are as follows:

Jurisdiction	Examinations in Process	Open Years

Mexico	- None -	2006 - 2011

United Kingdom	- None -	2010 - 2012

United States *	2003, 2004, 2006 - 2008	2003, 2004, 2006 - 2012

Switzerland	- None -	2007 - 2012

Hong Kong	- None -	2006 - 2012

France	2007 - 2010	2007 - 2012

Hungary	2005 - 2010	2005 - 2012

* Kaz, Inc. and its subsidiaries are currently under examination.

NOTE 11 – FAIR VALUE

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of the last day of February 2012 and 2011:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	February 29, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$801	$801	$-	$-
Note receivable (1)	737	-	737	-
Total assets	$1,538	$801	$737	$-

Liabilities:
Long-term debt - fixed rate (1)	$104,450	$-	$104,450	$-
Long-term debt - floating rate	75,000	-	75,000	-
Interest rate swaps	8,553	-	8,553	-
Foreign currency contracts	163	-	163	-
Total liabilities	$188,166	$-	$188,166	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair Values at	for Identical Assets	Market Inputs	Inputs
Description	February 28, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market accounts	$6,435	$6,435	$-	$-
Commercial paper	1,560	1,560	-	-
Mutual funds	1,233	1,233	-	-
Auction rate securities	20,711	-	-	20,711
Total assets	$29,939	$9,228	$-	$20,711

Liabilities:
Long-term debt - fixed rate (1)	$104,650	$-	$104,650	$-
Long-term debt - floating rate	125,000	-	125,000	-
Interest rate swaps	9,625	-	9,625	-
Foreign currency contracts	970	-	970	-
Total liabilities	$240,245	$-	$240,245	$-

(1)  Note receivable and debt values are reported at estimated fair value in this table, but are recorded in the accompanying consolidated balance sheets at the undiscounted value of remaining principal payments due.

Money market accounts and commercial paper are included in cash and cash equivalents in the accompanying consolidated balance sheets and are classified as Level 1 assets.  Mutual funds are classified as Level 1 assets and were stated in the February 28, 2011 consolidated balance sheet at market value, as determined by the most recent trading price of each fund as of the balance sheet date.

NOTE 11 – FAIR VALUE

At February 28, 2011, we recorded auction rate securities (“ARS”) at their estimated fair values.  ARS were classified as Level 3 assets because we determined their estimated fair values with discounted cash flow models.  Some of the inputs factored into the discounted cash flow models we used are unobservable in the market and have a significant effect on valuation.  The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures.  We believe implied forward rates inherently account for a lack of liquidity.  In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term was based on a weighted probability-based estimate of the timing of principal receipts. In November 2011, we settled the sale of the then remaining portfolio of $18.80 million par value ARS for approximately 96 percent of par, or $18.05 million.

We classify our note receivable, fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the note receivable was computed using a discounted cash flow analysis and a discount rate of 6.95 percent at February 29, 2012.  The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates, ranging from 0.54 to 3.54 percent at February 29, 2012 and 1.86 to 4.36 percent at February 28, 2011, depending on the term of the loan. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes (1) and (12) to these consolidated financial statements for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis and other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the fiscal years 2012 and 2011:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
(in thousands)

	Fiscal Years Ended
	2012		2011
		Other		Other
		Non-Financial		Non-Financial
	ARS	Assets	ARS	Assets

Beginning balances	$20,711	$660,947	$20,534	$363,061
Total gains (losses):
Included in net income - realized	(626)	(20,069)	-	(11,858)
Included in other comprehensive income - unrealized	1,213	-	527	-
Acquired during the period	-	178,676	-	309,984
Acquisition adjustments during the period	-	9,946	-	(240)
Sales at par	(3,250)	-	(350)	-
Sales at fair value	(18,048)	-	-	-
Ending balances	$-	$829,500	$20,711	$660,947

Cumulative unrealized losses relating to assets still held at each reporting date, net of taxes	$-		$(884)

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2012, 2011 and 2010, 18.2, 14.1 and 14.8 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.    We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.67), $1.82 and $1.73 million in SG&A and $0.04, ($0.02) and $0.05 million in income tax expense during fiscal years 2012, 2011 and 2010, respectively.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  During fiscal 2010, the Chinese Renminbi remained relatively stable against the U.S. Dollar.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve.  Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest Rate Risk – Interest on our outstanding debt as of February 29, 2012 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $171.10 million in advances against our 2010 RCA and $75.00 million of Senior Notes due 2015.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA.  The floating rate Senior Notes due 2015 reset as described in Note (9), and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

We manage our floating rate term debt using an interest rate swap (the “swap”).  As of February 29, 2012, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our Senior Notes due 2015 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due 2015, while simultaneously receiving floating rate interest payments set at 0.58 percent as of February 29, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

NOTE 12 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2012 and 2011:

FAIR VALUES OF DERIVATIVE INSTRUMENTS IN THE CONSOLIDATED BALANCE SHEETS
(in thousands)

February 29, 2012

				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$163	-
Interest rate swap	Cash flow	6/2014	$75,000	3,531	5,022
Total fair value				$3,694	$5,022

February 28, 2011

				Accrued
				Expenses
		Final		and Other	Derivative
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Pounds	Cash flow	2/2012	£7,000	$197	$-
Foreign currency contracts - sell Canadian	Cash flow	12/2012	$13,000	208	191
Foreign currency contracts - sell Euros	Cash flow	2/2012	€5,000	374	-
Subtotal				779	191

Interest rate swaps	Cash flow	6/2014	$125,000	3,785	5,840
Total fair value				$4,564	$6,031

The pre-tax effect of derivative instruments for the fiscal years 2012 and 2011 is as follows:

PRE TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)

	Fiscal Years Ended
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2012	2011	Location	2012	2011	Location	2012	2011

Currency contracts - ordinary and cash flow hedges	$563	$(1,556)	SG&A	$(244)	$209	SG&A	$(63)	$(16)
Interest rate swaps - cash flow hedges	(3,353)	(3,600)	Interest expense	(4,424)	(5,997)		-	-
Total	$(2,790)	$(5,156)		$(4,668)	$(5,788)		$(63)	$(16)

(1)  The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

NOTE 12 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

We expect losses of $0.16 million associated with foreign currency contracts that are currently reported in accumulated other comprehensive loss to be reclassified into income over the next year.  The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle. See Notes (1) and (11) to these consolidated financial statements for more information on our hedging activities.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance.  We manage our exposure to counterparty credit risk by dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks Inherent in Cash, Cash Equivalents and Investment Holdings – Our cash, cash equivalents and investments are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts.  Cash equivalents consist of commercial paper and money market investment accounts.  Investments at February 28, 2011 consisted of AAA rated ARS that we normally seek to dispose of within 35 or fewer days and mutual funds. The following table summarizes our cash, cash equivalents and investments at the end of fiscal 2012 and 2011:

CASH, CASH EQUIVALENTS AND INVESTMENTS (in thousands)

	February 29, 2012		February 28, 2011
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non-interest-bearing accounts - unrestricted	$18,375	0.00 to 1.70%	$16,587	0.00 to 1.60%
Cash, interest and non-interest-bearing accounts - restricted	2,670	0.00 to 1.25%	2,611	0.00 to 1.25%
Commercial paper	-	-	1,560	0.13%
Money market funds	801	0.53 to 4.32%	6,435	0.03 to 3.27%
Total cash and cash equivalents	$21,846		$27,193

Investments:
Auction rate securities	$-		$20,711	1.76 to 8.47%
Mutual funds, principally equity based	-		1,233
Total investments	$-		$21,944

Our cash balances at the end of fiscal 2012 and 2011 include restricted cash of $2.67 and $2.61 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

Most of our cash equivalents and investments are or were in commercial paper, money market accounts and ARS with frequent rate resets; therefore, we believe there is no material interest rate risk.

At February 28, 2011, we held investments in ARS collateralized by student loans (with underlying maturities from 18 to 35 years). Substantially all of the collateral was guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities was normally dependent on an auction process that reset the applicable interest rate at predetermined intervals, ranging from 7 to 35 days. Beginning in February 2008, the auctions for the ARS held by us and others were unsuccessful, requiring us to hold them beyond their typical auction reset dates. Auctions fail when there is insufficient demand, but these failures did not represent a default by the issuer of the security. Upon

NOTE 12 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

an auction’s failure, the interest rates were reset based on a formula contained in the security. The securities continued to accrue interest and to be auctioned until the issuer called or we otherwise sold the securities.

At February 28, 2011, we had cumulative pre-tax unrealized losses on our ARS of $1.34 million, reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheet, net of related tax effects of $0.46 million. The recording of this unrealized loss was not a result of the quality of the underlying collateral but rather a markdown reflecting a lack of liquidity and other market conditions at that time.

On September 15, 2011, the Company entered into an agreement to sell its then remaining portfolio of $18.80 million par value ARS for approximately 96 percent of par, or $18.05 million. The transaction settled in the fiscal quarter ended November 30, 2011. As a result of the agreement, a temporary impairment loss was reversed through other comprehensive income and an other-than-temporary, nonoperating pre-tax realized loss of $0.75 million, net of related tax effects of $0.26 million, was recognized in our consolidated statement of income for fiscal 2012.  For the fiscal years ended February 2012 and 2011, in addition to the transaction just described, we liquidated $3.25 and $0.35 million, respectively, of these securities at par.

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES

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

Employment Contracts – As a result of the Kaz acquisition, on February 14, 2011, the Company’s Compensation Committee adopted an amendment to the method in which the Chief Executive Officer’s bonus under the 1997 Cash Bonus Performance Plan is calculated.  As a result of the amendment, for fiscal 2012, $10.00 million of earnings attributable to Kaz is excluded from the bonus calculation under the provisions of the plan.

On September 13, 2011, we entered into an Amended and Restated Employment Agreement with Gerald J. Rubin, our Chief Executive Officer and President (the “Revised Employment Agreement”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”).  The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting of Shareholders held on October 11, 2011.  The base and incentive compensation provisions of the Revised Employment Agreement are effective for fiscal years beginning after February 29, 2012. The Revised Employment Agreement will continue until February 28, 2015, subject to earlier termination by either party.  Substantially all of Mr. Rubin’s compensation pursuant to the Revised Employment Agreement is performance-based and contingent upon our achievement of specified performance targets.  Specifically, Mr. Rubin was granted performance-based restricted stock units for 700,000 shares of common stock, the vesting of which are contingent on our achievement of certain performance targets.  Mr. Rubin is also eligible to receive an annual bonus payable in cash and restricted stock, subject to the achievement of specified performance targets as outlined in the 2011 Bonus Plan.  The annual bonus is payable in cash and restricted stock with the restricted stock vesting over various terms through February 28, 2015.

We have entered into employment contracts with certain of our other officers. These agreements provide for minimum salary levels and potential incentive bonuses. These agreements also specify varying levels of salary continuation and/or severance compensation dependant on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control.  The expiration dates for these agreements are indefinite, unless terminated by either party.

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

At February 29, 2012, the maximum aggregate commitment for future compensation and/or severance pursuant to all employment contracts discussed above, excluding incentive compensation already accrued, was approximately $38.1 million, payable over varying terms for the next three years.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest.  In recent years, increasing labor costs, regional labor dislocations as a result of new government social policies, growing local inflation, changes in available ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and the appreciation of the Chinese Renminbi against the U.S. Dollar have resulted in fluctuations in our cost of goods sold.  Certain of our suppliers in China have closed operations due to economic conditions that put rapid upward pressure on their operating costs. This caused and may continue to cause periodic disruptions in delivery of certain items that can affect our sales.  Although we have multiple sourcing partners for many of our products, from time to time we are unable to source certain items on a timely basis due to the rapid changes occurring with our Chinese suppliers.  We believe that the contraction in suppliers continues to be a widespread trend in our industry. Additionally, we believe that we could obtain similar products from facilities in other countries, if necessary, and we continuously explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives - We regularly enter into arrangements with customers whereby we offer those customers incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included on the consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note (7) included in the lines entitled “Accrued sales returns, discounts and allowances” and “Accrued advertising” and are based on incentives applicable to sales occurring up to the respective balance sheet dates.

Other Matters - We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments, as of February 29, 2012, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:
(in thousands)

		2013	2014	2015	2016	2017	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$103,000	$3,000	$20,000	$20,000	$20,000	$20,000	$20,000
Term debt - floating rate (1)	75,000	-	-	75,000	-	-	-
Long-term incentive plan payouts	6,744	3,193	2,368	1,183	-	-	-
Interest on fixed rate debt	15,165	3,981	3,796	3,016	2,236	1,460	676
Interest on floating rate debt (1)	10,655	4,570	4,570	1,515	-	-	-
Open purchase orders	153,838	153,838	-	-	-	-	-
Minimum royalty payments	90,724	15,222	13,540	11,564	9,031	5,539	35,828
Advertising and promotional	65,463	6,712	5,494	5,251	5,435	5,625	36,946
Operating leases	19,063	4,520	3,891	3,917	3,144	1,538	2,053
Capital spending commitments	809	809	-	-	-	-	-
Total contractual obligations (2)	$540,461	$195,845	$53,659	$121,446	$39,846	$34,162	$95,503

(1)      The Company uses an interest rate hedge agreement, or swap, in conjunction with its unsecured floating interest rate $75.00 million, Senior Notes due 2015.  The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swap effectively fixes the interest rates on the Senior Notes due 2015 at 6.01 percent.   Accordingly, the future interest obligations related to this debt have been estimated using this rate.

(2)       In addition to the contractual obligations and commercial commitments in the table above, as of February 29, 2012, we have recorded a provision for uncertain tax positions of $13.21 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

NOTE 14 – REPURCHASE OF HELEN OF TROY COMMON STOCK

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then existing shares of common stock authorized for repurchase in open market or through private transactions. On October 31, 2011, our Board of Directors approved a resolution to extend our existing repurchase program through October 31, 2014. Under this program, as of February 29, 2012, we are authorized to purchase up to 3,068,354 shares of common stock in the open market or through private transactions.  We did not repurchase any shares on the open market during fiscal 2012.  For fiscal years 2011 and 2010, we repurchased and retired 80,000 and 47,648 shares of common stock at a total purchase price of $1.80 and $0.42 million, and an average purchase price of $22.49 and $8.80 per share, respectively.

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

For the fiscal years ended 2012 and 2011, employees and certain members of our Board of Directors tendered 108,336 and 7,733 shares of common stock having an aggregate market value of $3.53 and $0.23 million, or an average of $32.62 and $29.22 per share, respectively, as payment for the exercise price arising from the exercise of options.

NOTE 14 – REPURCHASE OF HELEN OF TROY COMMON STOCK, CONTINUED

In addition to the activity above, during fiscal 2012, our Chief Executive Officer tendered 1,016,227 shares of common stock having a market value of $36.52 million, or $35.93 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  During fiscal 2010, our Chief Executive Officer tendered a combined total of 1,438,109 shares of common stock having a market value of $30.15 million, or $20.97 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of options to purchase 2,000,000 shares of common stock. We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for each month during the three months ended February 29, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2011	1,919	$29.82	1,919	3,118,120
January 1 through January 31, 2012	5,257	31.69	5,257	3,112,863
February 1 through February 29, 2012	44,509	32.75	44,509	3,068,354
Total	51,685	$32.53	51,685

NOTE 15 – SHARE-BASED COMPENSATION PLANS

We have equity awards outstanding under two expired share-based compensation plans.  The expired plans consist of an employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”) and a non-employee director stock option plan adopted in 1995 (the “1995 Directors’ Plan”).

We also have equity awards outstanding under three active share-based compensation plans.  The plans consist of the Helen of Troy Limited 2008 Stock Incentive Plan, an employee stock option and restricted stock plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan, a non-employee director restricted stock plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 Stock Purchase Plan”).  These plans are described below.  The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the NASDAQ Stock Market listing standards.

Expired Plans

The 1998 Plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008.  As of February 29, 2012, 305,950 shares of common stock subject to options were outstanding under the plan.

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The 1995 Directors’ Plan covered a total of 980,000 shares of common stock for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005.  As of February 29, 2012, options to purchase 32,000 shares of common stock were outstanding under the plan.

Active Plans

The 2008 Stock Incentive Plan originally covered a total of 750,000 shares of common stock for issuance to key officers, employees and consultants of the Company. At the Company’s Annual General Meeting held on October 11, 2011, the Company’s shareholders approved certain amendments, the most significant of which increased the number of shares of common stock available for grant as stock options, unrestricted shares, restricted stock, restricted stock units, or any other type of stock-based awards under the plan from 750,000 shares to 3,750,000 shares;  permitted Gerald J. Rubin, the Company’s Chief Executive Officer and President, to participate in the plan; and increased the maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant from 250,000  to 1,000,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. The plan will expire by its terms on August 19, 2018.  As of February 29, 2012, 533,233 shares of common stock subject to options were outstanding and 3,171,210 shares remained available for future issue under the plan.

The 2008 Directors’ Plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of our Board of Directors.  Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. The plan will expire by its terms on August 19, 2018.  As of February 29, 2012, 37,600 shares of restricted stock have been granted and 137,400 shares remained available for future issue under the plan.   Under the 2008 Directors’ Plan, for the fiscal years ended 2012, 2011 and 2010, the Company granted 18,000, 11,600 and 8,000 shares of restricted stock, respectively, to certain members of our Board of Directors having fair values at the date of grant of $29.48, $22.26 and $21.97 per share, respectively.  The restricted stock awards vested immediately, were valued at the fair value of the Company’s common stock at the date of the grant and accordingly, were expensed at the time of the grants.

The 2008 Stock Purchase Plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our shares of common stock.  The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018.  Shares of common stock purchased under the 2008 Stock Purchase Plan vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.  During the second and fourth quarters of fiscal 2012, plan participants acquired 21,386 and 20,482 shares of common stock, respectively at prices of $23.16 and $25.22 per share, respectively.  During fiscal 2011 and 2010, plan participants acquired a total of 24,601 and 28,782 shares of common stock at average prices of $19.45 and $12.04 per share, respectively.  As of February 29, 2012, 239,269 shares remained available for future issue under this plan.

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The Company recorded share-based compensation expense in SG&A for each of the fiscal years covered by our consolidated statements of income as follows:

SHARE-BASED PAYMENT EXPENSE
(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Stock options	$2,061	$1,603	$1,403
Restricted stock grants	531	258	176
Employee stock purchase plan	336	156	165
Share-based payment expense	2,928	2,017	1,744
Less income tax benefits	(99)	(99)	(87)
Share-based payment expense, net of income tax benefits	$2,829	$1,918	$1,657

Earnings per share impact of share based payment expense:
Basic	$0.09	$0.06	$0.05
Diluted	$0.09	$0.06	$0.05

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions for the fiscal years 2012, 2011 and 2010:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

Range of risk free interest rates used	0.6% - 1.5%	1.2% - 1.7%	1.7% - 2.0%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	52.5%	50.0%	50.6%
Range of expected volatility rates used	51.4% - 65.9%	49.4% - 53.0%	45.5% - 55.5%
Range of expected terms used (in years)	4.1 - 4.4	3.4	4.1 - 4.6

The following describes how certain assumptions affecting the estimated fair value of options or discounted employee share purchases (“share-based payments”) are determined.  The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share-based payments.  The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to do so at this time.  Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share- based payments.  The Company uses its historical experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination, and holding period behavior for fair value expensing purposes.

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF OPTION ACTIVITY
(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at February 28, 2011	2,510	$17.64	$6.40	3.05	$26,054
Grants	379	32.71	13.13
Exercises	(1,907)	(16.10)			36,912
Forfeitures / expirations	(111)	(27.91)
Outstanding at February 29, 2012	871	$26.26	$10.31	5.78	$5,570

Exercisable at February 29, 2012	254	$23.91	$8.66	3.59	$2,190

A summary of non-vested option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED OPTION ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at February 28, 2011	496	$8.42
Grants	379	13.13
Vested or forfeited	(258)	(9.19)
Outstanding at February 29, 2012	617	$10.99

A summary of our total unrecognized share-based compensation expense as of February 29, 2012 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE
(in thousands, except weighted average expense period data)

Weighted
Average
	Unrecognized	Period of
	Compensation	Recognition
	Expense	(in months)

Stock options	$4,385	35.0

NOTE 16 - DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees.  Total matching contributions made to these savings plans for the fiscal years ended 2012, 2011 and 2010 were $2.37, $0.90 and $0.31 million, respectively.

NOTE 17 – OTHER COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for each of the years covered by this report are as follows:

COMPONENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2012			2011			2010
	Before		Net of	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax

Cash flow hedge activity - interest rate swaps
Changes in fair market value	$(3,353)	$1,430	$(1,923)	$(3,600)	$1,224	$(2,376)	$(4,661)	$1,586	$(3,075)
Interest rate settlements reclassified to income	4,424	(1,709)	2,715	5,997	(2,039)	3,958	6,510	(2,215)	4,295
Subtotal	1,071	(279)	792	2,397	(815)	1,582	1,849	(629)	1,220

Cash flow hedge activity - foreign currency
Changes in fair market value	563	(188)	375	(1,556)	483	(1,073)	7	-	7
Ineffectiveness recorded in income	63	(19)	44	16	(5)	11	(12)	-	(12)
Settlement gains reclassified to income	244	(78)	166	(209)	65	(144)	(31)	1	(30)
Subtotal	870	(285)	585	(1,749)	543	(1,206)	(36)	1	(35)

Auction rate security activity, net of tax
Changes in fair market value	1,465	(520)	945	562	(191)	371	852	(289)	563
Settlement gains reclassified to income	(126)	65	(61)	(35)	12	(23)	(42)	14	(28)
Subtotal	1,339	(455)	884	527	(179)	348	810	(275)	535
Other comprehensive income	$3,280	$(1,019)	$2,261	$1,175	$(451)	$724	$2,623	$(903)	$1,720

The components of accumulated other comprehensive loss, net of tax at the end of fiscal 2012 and 2011 are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	February 29,	February 28,
	2012	2011

Unrealized holding losses on cash flow hedges - interest rate swaps, net of tax (1)	$(5,559)	$(6,352)
Unrealized holding losses on cash flow hedges - foreign currency, net of tax (2)	(30)	(614)
Temporary impairment loss on auction rate securities, net of tax (3)	-	(884)
Total accumulated other comprehensive loss	$(5,589)	$(7,850)

(1)

The unrealized holding losses on interest rate swap cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefits of $2.99 and $3.27 million at the end of fiscal 2012 and 2011, respectively.

(2)

The unrealized holding losses on foreign currency cash flow hedges included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.02 and $0.30 million at the end of fiscal 2012 and 2011, respectively.

(3)	The temporary impairment loss on auction rate securities included in accumulated other comprehensive loss, includes net deferred tax benefits of $0.46 million at the end of fiscal 2011.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	May	August	November	February	Total

Fiscal 2012:

Sales revenue, net	$271,467	$277,420	$338,785	$294,004	$1,181,676

Gross profit	109,913	112,282	133,182	123,107	478,484

Net income	24,605	23,593	32,879	29,297	110,374

Earnings per share (1)
Basic	0.80	0.75	1.04	0.93	3.52
Diluted	0.78	0.74	1.04	0.92	3.48

Fiscal 2011:

Sales revenue, net	$160,153	$174,823	$205,001	$237,066	$777,043

Gross profit	72,427	80,276	92,745	103,798	349,246

Asset impairment charges	501	-	-	1,660	2,161

Net income	18,387	23,473	27,063	24,382	93,305

Earnings per share (1)
Basic	0.60	0.77	0.88	0.79	3.04
Diluted	0.59	0.75	0.86	0.77	2.98

(1)

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 19 - FOURTH QUARTER CHARGES/TRANSACTIONS

Fiscal 2012 – Our results for the fourth quarter of fiscal 2012 included the acquisition of PUR business from P&G and related financing transactions as further discussed in Notes (4), (5)  and (6) to these consolidated financial statements.

Fiscal 2011 – Our results for the fourth quarter of fiscal 2011 included $1.66 million of asset impairments as further discussed in Note (4) to these consolidated financial statements and the acquisition of Kaz and related financing transactions as further discussed in Notes (4) and  (5) to these consolidated financial statements.

Fiscal 2010 – Our results for the fourth quarter of fiscal 2010 included a $1.26 million impact of a devaluation of Venezuelan currency recorded in SG&A.

NOTE 20 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2012, 2011 AND 2010

(in thousands)

2012	Personal Care	Housewares	Healthcare / Home Environment	Total

Sales revenue, net	$496,605	$237,376	$447,695	$1,181,676
Operating income	62,152	44,884	32,350	139,386
Identifiable assets	454,309	362,045	619,369	1,435,723
Capital, license, trademark and other intangible expenditures	10,228	1,781	4,042	16,051
Depreciation and amortization	11,004	6,672	12,502	30,178

	Personal		Healthcare /
2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$491,215	$216,681	$69,147	$777,043
Operating income before impairments	63,368	46,017	4,520	113,905
Asset impairment charges	1,414	747	–	2,161
Operating income	61,954	45,270	4,520	111,744
Identifiable assets	474,344	363,128	403,052	1,240,524
Capital, license, trademark and other intangible expenditures	1,741	2,225	663	4,629
Depreciation and amortization	10,634	5,968	1,900	18,502

	Personal		Healthcare /
2010	Care	Housewares	Home Environment	Total

Sales revenue, net	$449,151	$198,475	$-	$647,626
Operating income before impairments	46,515	43,754	-	90,269
Asset impairment charges	900	-	-	900
Operating income	45,615	43,754	-	89,369
Identifiable assets	483,106	351,627	-	834,733
Capital, license, trademark and other intangible expenditures	4,622	3,093	-	7,715
Depreciation and amortization	9,424	5,837	-	15,261

We compute operating income for each segment based on net sales revenue, less cost of goods sold, SG&A and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage.  The two months operations of the Healthcare / Home Environment segment’s operations included in our fiscal 2011 consolidated statement of income did not include any allocation of corporate overhead.  Beginning in fiscal 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment. For fiscal 2012, this allocation totaled $6.02 million. As we gain operating experience with the new segment and continue to integrate the operations of the Healthcare / Home Environment segment, we expect to allocate the costs of certain operating functions to be shared between segments. As we decide such operating cost allocations are appropriate, there may be some additional reduction in the operating results of the Healthcare / Home Environment segment offset by increases in operating income of the Personal Care and Housewares segments. The extent of this operating income impact between the segments has not yet been determined. We do not allocate other items of income and expense, including income taxes to operating segments.

NOTE 20 - SEGMENT INFORMATION, CONTINUED

Our domestic and international net sales revenue and long-lived assets for the years ended the last day of February are as follows:

	Fiscal Years Ended the Last Day of February,
	2012	2011	2010

SALES REVENUE, NET:
United States	$906,864	$619,378	$511,027
International	274,812	157,665	136,599
Total	$1,181,676	$777,043	$647,626

LONG-LIVED ASSETS:
United States	$525,537	$358,903	$109,435
International:
Barbados	406,213	416,180	362,162
Other international	15,437	4,990	3,782
Subtotal	421,650	421,170	365,944
Total	$947,187	$780,073	$475,379

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 20, 17 and 18 percent of our net sales revenue in fiscal 2012, 2011 and 2010, respectively.  Of these sales, approximately 93, 91 and 84 percent were within the U.S. during fiscal 2012, 2011 and 2010, respectively.

Sales to our second largest customer, all within the United States, accounted for approximately 11, 10 and 9 percent of our net sales revenue in fiscal 2012, 2011 and 2010, respectively.

Sales to our third largest customer, all within the United States, accounted for approximately 6, 8 and 10 percent of our net sales revenue in fiscal 2012, 2011 and 2010.  No other customers accounted for ten percent or more of net sales revenue during those fiscal years.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
		Charged to
	Beginning	cost and	Net charge to		Ending
Description	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance

Year ended February 29, 2012
Allowances for doubtful accounts	$2,108	$548	$-	$845	$1,811
Allowances for back-to-stock returns	2,040	-	1,690	-	$3,730

Year ended February 28, 2011
Allowances for doubtful accounts	$1,390	$865	$-	$147	$2,108
Allowances for back-to-stock returns	1,956	-	84	-	$2,040

Year ended February 28, 2010
Allowances for doubtful accounts	$1,916	$448	$-	$974	$1,390
Allowances for back-to-stock returns	1,840	-	116	-	$1,956

(1)	Represents periodic charges to the provision for doubtful accounts.

(2)	Represents net charges during the period to sales returns and allowances.

(3)	Represents write-offs of doubtful accounts net of recoveries of previously reserved amounts.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND      FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 29, 2012. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on pages 56 through 57, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2012 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

•                  Information about our Directors who are standing for re-election is set forth under “Election of Directors”;

•                  Information about our executive officers is set forth under “Executive Officers”;

•                  Information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Corporate Governance” and “Board Committees and Meetings”; and

•                  Information about Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.   EXECUTIVE COMPENSATION

Information set forth under the captions “Director Compensation”; “Executive Compensation”; “Compensation Discussion and Analysis”; “Compensation Committee Interlocks and Insider Participation”; and “Report of the Compensation Committee” in our Proxy Statement is incorporated by reference in response to this Item 11.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth under the captions “Certain Relationships - Related Person Transactions”; “Corporate Governance”; and “Board Committees and Meetings” in our Proxy Statement is incorporated by reference in response to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the caption “Audit and Other Fees Paid to our Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 55 of this report

	2.	Financial Statement Schedule: See “Schedule II” on page 104 of this report

	3.	Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  The exhibit numbers succeeded by an asterisk (**) indicate exhibits filed with this Form 10-K pursuant to Rule 406T of Regulation S-T, which are interactive data files that are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

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

3.2

Bye-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ending August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007).

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

10.10†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.11†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).
10.12†

Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.13

Note Purchase Agreement, dated June 29, 2004, by and among the Company, Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2004).

10.14†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.15†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, filed with the Securities and Exchange Commission on May 13, 2008 (the “2008 10-K”).

10.16†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 of the 2008 10-K).
10.17†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.18†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.19†	Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the 2008 Proxy Statement).
10.20†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

10.21

Credit Agreement dated December 30, 2010, by and among Helen of Troy, L.P., the Company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.22

Guaranty, dated December 31, 2010, made by the Company, Helen of Troy Limited, a Barbados company, HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.23

Term Loan Credit Agreement, dated December 30, 2010, by and among Helen of Troy, L.P., Helen of Troy Limited, a Bermuda company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.24

Guaranty, dated December 31, 2010, made by the Company, Helen of Troy Limited, a Barbados company, HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Term Loan Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.25

Note Purchase Agreement, dated January 12, 2011, by and among Helen of Troy, L.P., the Company, Helen of Troy Limited, a Barbados company, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.26

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., the Company,  Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.27†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.28†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, the Company and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011).

10.29†

Helen of Troy Limited 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.30†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.31

Second Amendment to Credit Agreement, dated December 15, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2011).

10.32†*	Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Gerald J. Rubin
Gerald J. Rubin, Chairman,
Chief Executive Officer and Director
April 30, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer April 30, 2012
April 30, 2012

/s/ Richard J. Oppenheim	/s/ Gary B. Abromovitz
Richard J. Oppenheim	Gary B. Abromovitz
Financial Controller and Principal Accounting Officer	Director, Deputy Chairman of the Board
April 30, 2012	April 30, 2012

/s/ John B. Butterworth	/s/ Timothy F. Meeker
John B. Butterworth	Timothy F. Meeker
Director	Director
April 30, 2012	April 30, 2012

/s/ William F. Susetka	/s/ Adolpho R. Telles
William F. Susetka	Adolpho R. Telles
Director	Director
April 30, 2012	April 30, 2012

/s/ Darren G. Woody
Darren G. Woody
Director
April 30, 2012

INDEX TO EXHIBITS

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  The exhibit numbers succeeded by an asterisk (**) indicate exhibits filed with this Form 10-K pursuant to Rule 406T of Regulation S-T, which are interactive data files that are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

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

3.2

Bye-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ending August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007).

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
10.10†

Helen of Troy Limited 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File Number 333-67369, filed with the Securities and Exchange Commission on November 17, 1998).

10.11†	Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the August 1999 10-Q).
10.12†

Amended and Restated Helen of Troy 1997 Cash Bonus Performance Plan, as amended (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.13

Note Purchase Agreement, dated June 29, 2004, by and among the Company, Helen of Troy L.P., Helen of Troy Limited (Barbados) and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2004).

10.14†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.15†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, filed with the Securities and Exchange Commission on May 13, 2008 (the “2008 10-K”).

10.16†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.24 of the 2008 10-K).
10.17†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.18†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.19†	Helen of Troy Limited 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the 2008 Proxy Statement).
10.20†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

10.21

Credit Agreement dated December 30, 2010, by and among Helen of Troy, L.P., the Company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.22

Guaranty, dated December 31, 2010, made by the Company, Helen of Troy Limited, a Barbados company, HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.23

Term Loan Credit Agreement, dated December 30, 2010, by and among Helen of Troy, L.P., Helen of Troy Limited, a Bermuda company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.24

Guaranty, dated December 31, 2010, made by the Company, Helen of Troy Limited, a Barbados company, HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., and Kaz Canada, Inc., in favor of Bank of America, N.A. and other lenders, pursuant to the Term Loan Credit Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.25

Note Purchase Agreement, dated January 12, 2011, by and among Helen of Troy, L.P., the Company, Helen of Troy Limited, a Barbados company, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.26

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., the Company,  Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.27†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.28†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, the Company and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011).

10.29†

Helen of Troy Limited 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.30†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.31

Second Amendment to Credit Agreement, dated December 15, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2011).

10.32†*	Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase