Form 10-Q
period 2012-05-31
HELEN OF TROY LTD
filed 2012-07-10
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2012
Common Shares, $0.10 par value, per share	31,736,452 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	May 31,	February 29,
	2012	2012

Assets
Assets, current:
Cash and cash equivalents	$20,880	$21,846
Receivables - principally trade, less allowances of $5,153 and $5,541	188,264	195,283
Inventory, net	259,989	246,142
Prepaid expenses and other current assets	8,093	7,645
Deferred tax assets, net	14,724	17,620
Total assets, current	491,950	488,536

Property and equipment, net of accumulated depreciation of $67,498 and $62,550	100,830	100,690
Goodwill	452,285	452,350
Other intangible assets, net of accumulated amortization of $57,800 and $52,268	371,709	377,150
Deferred tax assets, net	627	976
Other assets, net of accumulated amortization of $4,377 and $3,938	15,877	16,021
Total assets	$1,433,278	$1,435,723

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$158,000	$171,100
Accounts payable, principally trade	72,911	69,845
Accrued expenses and other current liabilities	113,451	131,632
Income taxes payable	498	352
Deferred tax liabilities, net	887	2,960
Long-term debt, current maturities	3,000	3,000
Total liabilities, current	348,747	378,889

Long-term debt, excluding current maturities	175,000	175,000
Deferred tax liabilities, net	58,261	60,576
Other liabilities, noncurrent	23,800	24,529
Total liabilities	605,808	638,994

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,732,256 and 31,681,067 shares issued and outstanding	3,173	3,168
Additional paid in capital	157,615	151,006
Accumulated other comprehensive loss	(4,464)	(5,589)
Retained earnings	671,146	648,144
Total stockholders’ equity	827,470	796,729
Total liabilities and stockholders’ equity	$1,433,278	$1,435,723

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2012	2011

Sales revenue, net	$300,211	$271,467
Cost of goods sold	179,063	161,554
Gross profit	121,148	109,913

Selling, general and administrative expense	90,000	79,259
Operating income	31,148	30,654

Nonoperating income (expense), net	23	143
Interest expense	(3,312)	(3,429)
Income before income taxes	27,859	27,368

Income tax expense:
Current	5,901	1,390
Deferred	(1,514)	1,373
Net income	$23,472	$24,605

Earnings per share:
Basic	$0.74	$0.80
Diluted	$0.74	$0.78

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,699	30,857
Diluted	31,840	31,660

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended May 31,
	2012			2011
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Net income	$27,859	$(4,387)	$23,472	$27,368	$(2,763)	$24,605

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	(44)	15	(29)	(2,442)	1,111	(1,331)
Interest rate settlements reclassified to income	926	(324)	602	1,526	(695)	831
Subtotal	882	(309)	573	(916)	416	(500)

Cash flow hedge activity - foreign currency
Changes in fair market value	910	(318)	592	(487)	156	(331)
Ineffectiveness recorded in income	(35)	12	(23)	63	(20)	43
Settlements reclassified to income	(26)	9	(17)	144	(46)	98
Subtotal	849	(297)	552	(280)	90	(190)

Auction rate security activity
Changes in fair market value	-	-	-	42	(22)	20
Settlements reclassified to income	-	-	-	(120)	63	(57)
Subtotal	-	-	-	(78)	41	(37)

Total other comprehensive income	1,731	(606)	1,125	(1,274)	547	(727)
Comprehensive income	$29,590	$(4,993)	$24,597	$26,094	$(2,216)	$23,878

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated  Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2012	2011
Cash provided (used) by operating activities:
Net income	$23,472	$24,605
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,100	7,094
Provision for doubtful receivables	(168)	227
Share-based compensation	1,602	466
Gain on the sale of property and equipment	(4)	(24)
Realized and unrealized loss on investments	-	56
Deferred income taxes and tax credits	(1,804)	1,373
Changes in operating capital:
Receivables	7,187	(8,634)
Inventories	(13,742)	(11,004)
Prepaid expenses and other current assets	(675)	(2,862)
Other assets and liabilities, net	(779)	(543)
Accounts payable	3,066	4,224
Accrued expenses and other current liabilities	(18,206)	(11,002)
Accrued income taxes	(28)	447
Net cash provided by operating activities	9,021	4,423

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(3,368)	(2,036)
Proceeds from the sale of property and equipment	7	24
Proceeds from note receivable related to land sale	737	-
Proceeds from sale of investments	-	3,050
Net cash provided (used) by investing activities	(2,624)	1,038

Cash provided (used) by financing activities:
Proceeds from line of credit	59,950	142,700
Repayment of line of credit	(73,050)	(160,500)
Payments of financing costs	(28)	(24)
Proceeds from exercise of stock options and employee stock purchases, including tax benefits	5,537	1,182
Directors’ stock repurchased	(37)	-
Share-based compensation tax benefit	265	25
Net cash used by financing activities	(7,363)	(16,617)

Net decrease in cash and cash equivalents	(966)	(11,156)
Cash and cash equivalents, beginning balance	21,846	27,193
Cash and cash equivalents, ending balance	$20,880	$16,037

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

May 31, 2012

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2012 and February 29, 2012, and the results of our consolidated operations for the three month periods ended May 31, 2012 and 2011. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2012, and our other reports on file with the Securities and Exchange Commission (“SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us,” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries.  References to “PUR” refer to the PUR brand of water filtration products that we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates on December 30, 2011. Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment.  References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks, and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their owners.  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have three segments: Personal Care, Housewares and Healthcare / Home Environment. Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, blood pressure monitors, humidifiers, and heating pads; water filtration systems; and small home appliances such as air purifiers, portable heaters, fans, and bug zappers. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Our consolidated condensed financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.  We have reclassified, combined or separately disclosed certain amounts in the prior period’s consolidated condensed financial statements and accompanying footnotes to conform to the current period’s presentation.

Note 2 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt according to the various timetables the FASB specifies.  Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

Note 3 – Commitments and Contingencies

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Notes (7), (9), (10), (11), and (14) provide additional information regarding certain of our significant long-term commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability.  The following table summarizes the activity in our warranty accrual for the periods covered in the accompanying consolidated condensed statements of income:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended May 31,
	2012	2011

Beginning balance	$26,665	$24,021
Additions to the accrual	6,874	7,110
Reductions of the accrual - payments and credits issued	(10,226)	(6,762)
Ending balance	$23,313	$24,369

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period and diluted earnings per share using basic earnings per share plus the effect of dilutive securities.  Our securities that can have dilutive effects consist of outstanding options to purchase common stock and restricted share units.  “In-the-money” options to purchase common stock are dilutive because they have exercise prices that are less than the average market price of our common stock during the period reported.  “Out-of-the-money” options to purchase common stock are antidilutive and are excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common stock during the period reported.  For the periods covered in the accompanying consolidated condensed statements of income, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended May 31,
	2012	2011

Weighted average shares outstanding, basic	31,699	30,857
Incremental shares of common stock attributable to share-based payment arrangements	141	803
Weighted average shares outstanding, diluted	31,840	31,660

Dilutive securities, as a result of in-the-money options	423	2,338
Antidilutive securities, as a result of out-of-the-money options	625	407

Note 5 – Segment Information

The following tables contain segment information for the periods covered in the accompanying consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2012 AND 2011

(in thousands)

	Personal		Healthcare / Home
May 31, 2012	Care	Housewares	Environment	Total

Sales revenue, net	$117,552	$60,249	$122,410	$300,211
Operating income	11,880	11,277	7,991	31,148
Capital and intangible asset expenditures	2,255	191	922	3,368
Depreciation and amortization	3,267	1,298	4,535	9,100

	Personal		Healthcare / Home
May 31, 2011	Care	Housewares	Environment	Total

Sales revenue, net	$122,718	$52,946	$95,803	$271,467
Operating income (loss)	19,852	10,865	(63)	30,654
Capital and intangible asset expenditures	897	580	559	2,036
Depreciation and amortization	2,661	1,441	2,992	7,094

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any impairment charges associated with the segment. SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  In fiscal 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal 2012.  These allocations are costs of corporate and operating functions that are shared by our segments.   We made this change because we now have a complete fiscal year’s operating experience with the Healthcare / Home Environment segment.  In the past year we have integrated certain of the segment’s corporate and operating functions that were redundant. For the three month period ended May 31, 2012, the allocation totaled $4.12 million compared to $1.50 million for the same period last year.  We do not allocate nonoperating income and expense, interest or income taxes to operating segments.

Note 6 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	May 31,	February 29,
	2012	2012

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(4,986)	$(5,559)
Unrealized holding gains (losses) on cash flow hedges - foreign currency, net of tax (2)	522	(30)
Total accumulated other comprehensive loss	$(4,464)	$(5,589)

(1) Includes net deferred tax benefits of $2.68 and $2.99 million at May 31, 2012 and February 29, 2012, respectively.

(2) Includes net deferred tax benefits (liabilities) of ($0.28) and $0.02 million at May 31, 2012 and February 29, 2012, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	May 31,	February 29,
	(Years)	2012	2012

Land	-	$8,767	$8,767
Building and improvements	3 - 40	66,953	66,580
Computer, furniture and other equipment	3 - 15	57,475	56,162
Tools, molds and other production equipment	1 - 10	30,165	25,617
Construction in progress	-	4,968	6,114
Property and equipment, gross		168,328	163,240
Less accumulated depreciation		(67,498)	(62,550)
Property and equipment, net		$100,830	$100,690

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 29,
	2012	2012

Accrued sales returns, discounts and allowances	$27,885	$29,481
Accrued warranty returns	23,313	26,665
Accrued compensation, benefits and payroll taxes	16,673	31,754
Accrued advertising	9,865	7,849
Accrued royalties	6,059	6,990
Accrued property, sales and other taxes	6,012	5,745
Accrued legal expenses and professional fees	5,482	5,364
Derivative liabilities	3,464	3,694
Other	14,698	14,090
Total accrued expenses and other current liabilities	$113,451	$131,632

OTHER LIABILITIES, NONCURRENT

(in thousands)

	May 31,	February 29,
	2012	2012

Deferred compensation liability	$4,648	$4,478
Liability for uncertain tax positions	13,284	13,213
Derivative liabilities	4,207	5,022
Other liabilites	1,661	1,816
Total other liabilities, noncurrent	$23,800	$24,529

Note 8 – Goodwill and Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal 2013 and 2012 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2013 and 2012.   As a result, we concluded no impairment charges were required during either period.  For both periods, the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	May 31, 2012				February 29, 2012
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,842	$(46,490)	$-	$35,352	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite	75,303	-	-	75,303	75,303	-	-	75,303
Trademarks - finite	150	-	(68)	82	150	-	(67)	83
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	19,564	-	(16,097)	3,467	19,564	-	(15,967)	3,597
Other intangibles - finite	49,437	-	(16,505)	32,932	49,437	-	(15,012)	34,425
Total Personal Care	236,596	(46,490)	(32,670)	157,436	236,596	(46,490)	(31,046)	159,060

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,765	-	(9,289)	6,476	15,774	-	(9,000)	6,774
Total Housewares	257,096	-	(9,289)	247,807	257,105	-	(9,000)	248,105

Healthcare / Home Environment:
Goodwill	250,802	-	-	250,802	250,867	-	-	250,867
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(1,234)	14,066	14,900	-	(481)	14,419
Other Intangibles - finite	114,490	-	(14,607)	99,883	114,790	-	(11,741)	103,049
Total Healthcare / Home Environment	434,592	-	(15,841)	418,751	434,557	-	(12,222)	422,335

Total	$928,284	$(46,490)	$(57,800)	$823,994	$928,258	$(46,490)	$(52,268)	$829,500

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in the accompanying consolidated condensed statements of income, as well as our estimated amortization expense for the fiscal years 2013 through 2018.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the three months ended

May 31, 2012	$5,636
May 31, 2011	$4,557

Estimated Amortization Expense
For the fiscal years ended

February 2013	$22,190
February 2014	$21,509
February 2015	$20,945
February 2016	$20,761
February 2017	$20,423
February 2018	$16,599

NOTE 9 - Acquisitions

PUR Acquisition - On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of $160 million, subject to future adjustments.  The acquisition was funded entirely with short-term debt.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business.  PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters.  We are operating the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S.  Goodwill arising from the acquisition consists largely of the distribution network, marketing synergies and economies of scale that are anticipated from the addition of the new product line.

In connection with this acquisition, we entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for, and supply certain products to, the Company in exchange for specified fees. When we finish using certain of these services in the second quarter of fiscal 2013, we will acquire any remaining PUR inventory on-hand from P&G.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. We completed our preliminary estimate of the economic lives of all the assets acquired and a preliminary allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and are amortizing the customer list,  patents, trademarks and technology license agreements, and covenant not to compete over expected weighted average lives of approximately 15.0,  12.4,  5.2 and 2.0  years, respectively.  For the customer list, we used historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty-free license we acquired for the use of patented designs in certain PUR products. The trademarks acquired have indefinite lives that are not subject to amortization.

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

We estimated the fair values of the PUR assets acquired by applying income and market approaches. The fair value measurement of the intangible assets is based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.  Key assumptions included various discount rates based upon a 15.20 percent weighted average cost of capital, a royalty rate of 7.0 percent used to determine the trademark fair value, royalty rates of 0.50 to 1.00 percent used to determine patent estate values, and customer attrition rates of 5.00 percent per year used to determine customer list value.

Note 10 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the 2010 RCA.  We also incur loan commitment fees and letter of credit fees under the 2010 RCA.  Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis.  As of May 31, 2012, the outstanding revolving loan principal balance was $158.00 million and there were $0.35 million of open letters of credit outstanding against the 2010 RCA. For the three months ended May 31, 2012 and May 31, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.61 to 4.00 percent and 1.95 to 4.00 percent, respectively. As of May 31, 2012, the amount available for borrowings under the 2010 RCA was $91.65 million.

Long-Term Debt – A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)
	Original
	Date	Interest		May 31,	February 29,
	Borrowed	Rates	Matures	2012	2012

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008.	07/97	7.24%	07/12	$3,000	$3,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				178,000	178,000
Less current maturities of long-term debt				(3,000)	(3,000)
Long-term debt, excluding current maturities				$175,000	$175,000

(1)       Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates. Additional information regarding the swap is provided in Note (12) to these consolidated condensed financial statements.

The fair market value of the fixed rate debt at May 31, 2012 computed using a discounted cash flow analysis was $104.43 million compared to the $103.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2012.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements).  Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends.

As of May 31, 2012, our debt agreements effectively limited our ability to incur more than $251.80 million of additional debt from all sources, including draws on the 2010 RCA. As of May 31, 2012, we were in compliance with the terms of all of our debt agreements.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)
		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	May 31, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,431	$1,431	$-
Foreign currency contracts	382	-	382
Total assets	$1,813	$1,431	$382

Liabilities:
Long-term debt - fixed rate (1)	$104,430	$-	$104,430
Long-term debt - floating rate	75,000	-	75,000
Interest rate swap	7,671	-	7,671
Total liabilities	$187,101	$-	$187,101

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 29, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$801	$801	$-
Note receivable (1)	737	-	737
Total assets	$1,538	$801	$737

Liabilities:
Long-term debt - fixed rate (1)	$104,450	$-	$104,450
Long-term debt - floating rate	75,000	-	75,000
Interest rate swap	8,553	-	8,553
Foreign currency contracts	163	-	163
Total liabilities	$188,166	$-	$188,166

(1)       Note receivable and debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these items.

Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.

We classify our note receivable, fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the note receivable was computed using a discounted cash flow analysis and a discount rate of 6.95 percent at February 29, 2012. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates, ranging from 0.29 to 3.50 percent at May 31, 2012 and

0.54 to 3.54 percent at February 29, 2012, depending on the term of the loan. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and an interest rate swap. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require.

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2012 and 2011, approximately 17 and 20 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.  For the three month periods ended May 31, 2012 and 2011, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.94) and ($0.15) million, respectively, in SG&A and $0.19 and ($0.04) million, respectively, in income tax expense.

We have historically hedged against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest Rate Risk – Interest on our outstanding debt as of May 31, 2012 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $158.00 million in advances against our 2010 RCA and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes due June 2014 reset as described in Note 10, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate debt using an interest rate swap.  As of May 31, 2012, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.47 percent as of May 31, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

May 31, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$120	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2013	£5,750	262	-	-
Subtotal				382	-	-

Interest rate swap	Cash flow	6/2014	$75,000	-	3,464	4,207
Total fair value				$382	$3,464	$4,207

February 29, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,531	5,022
Total fair value				$-	$3,694	$5,022

The pre-tax effect of derivative instruments for the periods covered in the accompanying consolidated condensed financial statements are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)
	Three Months Ended May 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2012	2011	Location	2012	2011	Location	2012	2011

Currency contracts - ordinary and cash flow hedges	$910	$(487)	SG&A	$26	$(144)	SG&A	$35	$(63)
Interest rate swaps - cash flow hedges	(44)	(2,442)	Interest expense	(926)	(1,526)		-	-
Total	$866	$(2,929)		$(900)	$(1,670)		$35	$(63)

(1) The amounts shown represent the ineffective portion of the change in fair value of a cash flow hedge.

We expect gains of $0.38 million associated with foreign currency contracts and losses of $3.46 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance.  We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Note 13 – Repurchase of Helen of Troy Common Stock

As of May 31, 2012, we are authorized by our Board of Directors to purchase up to 3,022,788 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “cashless exercise” of stock options by all plan participants. In a cashless exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Cashless exercises are accounted for by the Company as a purchase and retirement of shares.

For the periods covered in the accompanying consolidated condensed financial statements, there was no open market repurchase activity, however common stock option exercise and director stock compensation activity resulted in the following share repurchases:

SHARE REPURCHASES

	Three Months Ended May 31,
	2012	2011

Value of common stock received as exercise price of options
Number of shares	44,444	26,183
Aggregate market value of shares (in thousands)	$1,476	$837
Average price per share	$33.20	$31.98

Value of common stock received from director stock compensation activity
Number of shares	1,122	-
Aggregate market value of shares (in thousands)	$37	$-
Average price per share	$32.88	$-

Note 14 – Share-Based Compensation Plans

We have options outstanding under two expired and three active share-based compensation plans.

During the fiscal quarter ended May 31, 2012, the Company granted options to purchase 301,000 shares of common stock at exercise prices ranging from $32.52 to $34.72 per share to certain of our officers, employees and new hires.  The fair value of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $13.16 to $14.57 for grants with terms of four and five years.  The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk free interest rates ranging from  0.61 to 0.86  percent; zero dividend yield; and expected volatilities ranging from 50.95 to 52.48 percent.

On March 1, 2012, the Company granted 3,750 shares of restricted stock to certain board members, having fair values at the date of grant of $32.88 per share for a total value granted of $0.12 million. The restricted stock awards vested immediately and were valued at the fair value of the Company’s common stock at the date of the grant.

On March 1, 2012, under the terms of his employment agreement, our Chief Executive Officer and President was granted 700,000 restricted stock units (the “Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015.  Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively.  Up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for fiscal years 2013 through 2015.  The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of  $23.02 million.  Compensation expense associated with

Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period.  Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods.

During the fiscal quarter ended May 31, 2012, employees exercised stock options to purchase 93,005 shares of common stock.

We recorded share-based compensation expense in SG&A for the periods covered in the accompanying consolidated condensed financial statements as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2012	2011

Stock options	$547	$466
Directors stock compensation	123	-
Performance based restricted stock awards and units	932	-
Share-based payment expense	1,602	466
Less income tax benefits	(265)	(25)
Share-based payment expense, net of income tax benefits	$1,337	$441

Earnings per share impact of share based payment expense:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

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

OVERVIEW OF THE QUARTER’S RESULTS:

U.S. and global macroeconomic conditions continue to fuel consumer uncertainty.  Over our latest fiscal quarter, domestic and global economic indicators have signaled a slowing of the domestic economic recovery, parts of the Euro zone slipping back into recession and weakening overall world economic growth.  While gasoline prices have declined off recent highs and housing markets have stopped their downward trend in most major domestic markets, consumers are pulling back on discretionary purchases as evidenced by a decline in reported U.S. retail sales in April and May (after adjusting for declining gasoline prices).  Industrial production, exports and consumer confidence have declined in recent months as a result of daily coverage of European sovereign debt issues, weak employment reports and the potential U.S. fiscal impact of tax increases and spending cuts.  With demand for our products highly correlated to consumer sentiment, our ability to achieve our business plans is constrained by current economic conditions.  With the prospect of weak consumer demand, our competitors and customers across many businesses are beginning to push highly promotional pricing to keep shelf space and help entice consumers.  This pressure on our top line revenues, combined with cost pressures from our suppliers and the general economic uncertainties discussed above, continue to keep us cautious regarding our outlook for the remainder of fiscal 2013.

Consolidated net sales revenue for the three month period ended May 31, 2012 increased 10.6 percent to $300.21 million, compared to $271.47 million for the same period last year.  Net sales revenue in our Personal Care segment was down $5.17 million, or 4.2 percent, for the three month period ended May 31, 2012, when compared to the same period last year.  Net sales revenue in our Housewares segment was up $7.3 million, or 13.8 percent, for the three month period ended May 31, 2012, when compared to the same period last year.  Net sales revenue in our Healthcare / Home Environment segment was up $26.61 million, or 27.8 percent, for the three month period ended May 31, 2012, when compared to the same period last year.  The Healthcare / Home Environment segment’s results include $24.29 million of incremental net sales revenue from our PUR water filtration business, which was acquired from The Procter & Gamble Company and certain of its affiliates on December 30, 2011.  In addition to our net sales revenue performance discussed above, key results for the three month period ended May 31, 2012 include the following:

•     Consolidated gross profit margin as a percentage of net sales revenue decreased 0.1 percentage point to 40.4 percent for the three month period ended May 31, 2012 compared to 40.5 percent for the same period last year.

•     SG&A as a percentage of net sales revenue increased by 0.8 percentage points to 30.0 percent for the three month period ended May 31, 2012, compared to 29.2 percent for the same period last year.

•     Operating income was $31.15 million for the three month period ended May 31, 2012, compared to $30.65 million for the same period last year.

•     For the three month period ended May 31, 2012, our net income was $23.47 million compared to $24.61 million for the same period last year.  Our diluted earnings per share was $0.74 for the three month period ended May 31, 2012, compared to $0.78 for the same period last year.

RESULTS OF OPERATIONS

Comparison of the three month period ended May 31, 2012 to the three month period ended May 31, 2011

The following table sets forth, for the periods indicated, our selected operating data in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Sales revenue, net
Personal Care	$117,552	$122,718	$(5,166)	-4.2%	39.2%	45.2%
Housewares	60,249	52,946	7,303	13.8%	20.1%	19.5%
Healthcare / Home Environment *	122,410	95,803	26,607	27.8%	40.8%	35.3%
Total sales revenue, net	300,211	271,467	28,744	10.6%	100.0%	100.0%
Cost of goods sold	179,063	161,554	17,509	10.8%	59.6%	59.5%
Gross profit	121,148	109,913	11,235	10.2%	40.4%	40.5%

Selling, general and administrative expense	90,000	79,259	10,741	13.6%	30.0%	29.2%
Operating income	31,148	30,654	494	1.6%	10.4%	11.3%

Nonoperating income (expense), net	23	143	(120)	-83.9%	0.0%	0.1%
Interest expense	(3,312)	(3,429)	117	-3.4%	-1.1%	-1.3%
Total other income (expense)	(3,289)	(3,286)	(3)	0.1%	-1.1%	-1.2%

Income before income taxes	27,859	27,368	491	1.8%	9.3%	10.1%

Income tax expense	4,387	2,763	1,624	58.8%	1.5%	1.0%
Net income	$23,472	$24,605	$(1,133)	-4.6%	7.8%	9.1%

   *  Includes three months of PUR net sales revenue in fiscal 2013 of $24.29 million

Consolidated net sales revenue:

Consolidated net sales revenue for the three month period ended May 31, 2012 increased 10.6 percent to $300.21 million, compared to $271.47 million for the same period last year.   Our Personal Care segment’s net sales revenue declined $5.17 million, or 4.2 percent, for the three month period ended May 31, 2012, when compared to the same period last year. Our Housewares segment’s net sales revenue increased $7.30 million, or 13.8 percent, for the three month period ended May 31, 2012, when compared to the same period last year. Our Healthcare / Home Environment segment’s net sales revenue increased $26.61 million, or 27.8 percent, for the three month period ended May 31, 2012, when compared to the same period last year.  The Healthcare / Home Environment segment’s results included incremental net sales revenue of $24.29 million from our recent acquisition of the PUR water filtration business on December 30, 2011.

Impact of acquisitions on net sales revenue:

Net sales revenue from the PUR acquisition contributed 8.9 percentage points, or $24.29 million, to our consolidated net sales revenue growth for the three month period ended May 31, 2012.  The PUR business operates as part of the Healthcare / Home Environment segment.  Organic growth from our core business (business owned and operated over the same fiscal period last year) contributed 1.6 percentage points, or $4.45 million, of consolidated net sales revenue growth for the three month period ended May 31, 2012, when compared to the same period last year.

The following table sets forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended May 31,
	2012	2011

Prior year’s sales revenue, net	$271,467	$160,153

Components of net sales revenue change
Core business	4,453	8,998
Incremental net sales revenue from acquisitions:
Pert Plus & Sure (one month in fiscal 2012)	-	6,513
Kaz (three months in fiscal 2012)	-	95,803
PUR (three months in fiscal 2013)	24,291	-
Change in sales revenue, net	28,744	111,314
Sales revenue, net	$300,211	$271,467

Total net sales revenue growth	10.6%	69.5%
Core business	1.6%	5.6%
Acquisitions	8.9%	63.9%

In the above table, core business is net sales revenue associated with product lines or brands after the first twelve months from the date a business, product line or brand was acquired. Net sales revenue from internally developed brands or product lines are always considered core business. Net sales revenue from acquisitions is net sales revenues associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Impact of foreign currencies on net sales revenue:

During the three month periods ended May 31, 2012 and 2011, we transacted approximately 17 and 20 percent, respectively, of our net sales revenues in foreign currencies. These were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three month period ended May 31, 2012, the impact of net foreign currency exchange rates decreased our reported international net sales revenue by approximately $2.65 million.  Most of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

Segment net sales revenue:

We operate our business under three segments: Personal Care, Housewares and Healthcare / Home Environment. Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, blood pressure monitors, humidifiers, and heating pads; water filtration systems; and small home appliances such as air purifiers, portable heaters, fans, and bug zappers.

Personal Care Segment - Net sales revenue in the Personal Care segment for the three month period ended May 31, 2012 decreased $5.17 million, or 4.2 percent, to $117.55 million compared with $122.72 million for the same period last year.  Modest overall net sales revenue gains in appliance and accessories categories were offset by declines in our grooming, skin care and hair care solutions product categories.   Personal Care net sales revenue was negatively impacted by the following factors:

•                  A difficult U.S. retail sales environment reflected in recent year-over-year sales declines reported by some of the major retailers;

•                  Challenging macroeconomic conditions in Europe and Latin America;

•                  Increases in competitive trade promotional activities, including a major hair category launch by a significant competitor;

•                  Product availability issues due primarily to the closure of a third-party supplier in the Far East; and

•                  The impact of foreign currency fluctuations on U.S. Dollar reported net sales.

We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on the direction of consumer sentiment, which requires continued improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment – Net sales revenue in the Housewares segment for the three month period ended May 31, 2012 increased $7.30 million, or 13.8 percent, to $60.25 million compared with $52.95 million for the same period last year.  A portion of the Housewares segment’s growth came from aggressive seasonal closeout sales to improve the segment’s inventory position.  The remainder of the Housewares segment’s growth was fueled by price increases, new item sales and expanded distribution in the OXO tot baby and toddler category, shipments of new OXO POP container lines, and expanded international distribution.  As a result of the closeout sales activity, we believe that some level of sales have been concentrated in the three month period ended May 31, 2012 that might otherwise normally occur over the remainder of the fiscal year.  As such, we believe that the year-over-year growth achieved in the three month period ended May 31, 2012 will not be indicative of year-over-year growth for the full fiscal year 2013.  We currently believe net sales revenue annual growth rates for the segment will normalize around mid to high single digits over the remainder of fiscal 2013.

Healthcare / Home Environment – Net sales revenue in the Healthcare / Home Environment segment for the three month period ended May 31, 2012 increased $26.61 million, or 27.8 percent, to $122.41 million compared with $95.80 million for the same period last year.  The Healthcare / Home Environment segment’s results included incremental net sales revenue of $24.29 million from our recent acquisition of the PUR water filtration business on December 30, 2011.  Organic growth accounted for $2.32 million, or 2.4 percent, of the sales growth when compared to the same period last year, which was driven by increases in thermometer and fan shipments.  Sales gains were partially offset by the impact of high inventory levels at retail due to the warm winter and mild cold and flu season.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended May 31, 2012 decreased 0.1 percentage point to 40.4 percent compared to 40.5 percent for the same period last year.  Our consolidated gross profit margin was unfavorably impacted by the combined effects of foreign currency exchange rates on net sales, increased air freight costs incurred in the Personal Care segment to mitigate product availability issues due primarily to the closure of a supplier, higher closeout sales in the Housewares segment, and general product cost increases across all segments.  These unfavorable impacts were mostly offset by the PUR water filtration acquisition, which had a favorable impact of 1.9 percentage points on consolidated gross profit margin.

Our product sourcing mix is heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. dollar. As a result, we believe China’s currency will continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time.  Furthermore, if increases in the underlying costs of labor and commodities in China occur, we expect that they would also result in future increases in our product costs.

Selling, general and administrative expense:

SG&A increased 0.8 percentage points, or $10.74 million, to 30.0 percent of net sales revenue for the three month period ended May 31, 2012, compared to 29.2 percent for the same period last year. The year-over-year increase in SG&A as a percentage of net sales revenue is primarily due to:

•                  Higher media advertising costs to support the grooming, skin care and hair care solutions product categories and the PUR water filtration business;

•                  Transition service fees incurred during the fiscal quarter ended May 31, 2012 in connection with the acquisition of the PUR business, which we did not incur during the same fiscal quarter last year;

•                  Higher incentive compensation expense associated with a new performance bonus plan for our Chief Executive Officer;

•                  Higher depreciation as a result of an upgrade of our Enterprise Resource Planning system;

•                  Higher amortization of intangible assets as a result of the PUR acquisition; and

•                  The impact of revaluation losses from foreign currency exchange rate fluctuations.

Operating income (loss) by segment:

The following table sets forth, for the periods indicated, our operating income (loss) by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME (LOSS) BY SEGMENT

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Personal Care	$11,880	$19,852	$(7,972)	-40.2%	10.1%	16.2%
Housewares	11,277	10,865	412	3.8%	18.7%	20.5%
Healthcare / Home Environment **	7,991	(63)	8,054	*	6.5%	-0.1%
Total operating income	$31,148	$30,654	$494	1.6%	10.4%	11.3%

*              Calculation is not meaningful

**        Includes three months of PUR operating income in fiscal 2013

We compute operating income for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  In fiscal 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal 2012.  These allocations are costs of corporate and operating functions that are shared by the segments.   We made this change because we now have a complete fiscal year’s operating experience with the Healthcare / Home Environment segment.  In the past year we have integrated certain of the segment’s corporate and operating functions that were redundant. For the three month period ended May 31, 2012, the allocation totaled $4.12 million compared to $1.50 million for the same period last year.

The Personal Care segment’s operating income decreased $7.97 million, or 40.2 percent, for the three month period ended May 31, 2012 compared to the same period last year.  The decline was principally due to:

•                  A difficult U.S. retail sales environment reflected in recent year-over-year sales declines reported by some of the major retailers;

•                  Challenging macroeconomic conditions in Europe and Latin America;

•                  Increases in competitive trade promotional activities, including a major hair category launch by a significant competitor;

•                  The impact of foreign currency fluctuations on U.S. Dollar reported net sales;

•                  Increased air freight costs incurred to mitigate the impact of product availability issues due primarily to the closure of a supplier;

•                  Product cost increases across most product categories;

•                  Higher media advertising;

•                  Higher depreciation as a result of an upgrade of our Enterprise Resource Planning system; and

•                  The impact of revaluation losses from foreign currency exchange rate fluctuations.

The Housewares segment’s operating income increased $0.42 million, or 3.8 percent, for the three month period ended May 31, 2012, when compared to the same period last year. The increase in operating income is principally due to an increase in net sales revenue partially offset by higher cost of goods sold as a result of costs increases and lower margin closeout sales.

The Healthcare / Home Environment segment’s operating income increased $8.05 million for the three month period ended May 31, 2012, when compared to the same period last year.  The increase in operating income was primarily due to the incremental impact of the PUR acquisition.  In addition, the segment’s core business experienced organic sales growth, gross margin improvement and a reduction in SG&A as a percentage of sales, which contributed to the segment’s increase in operating income.

Interest expense:

Interest expense for the three month period ended May 31, 2012 was $3.31 million compared to $3.43 million for the same period last year.  Interest expense was lower when compared to the same period last year despite higher levels of debt due to lower interest rates on short-term debt.

Income tax expense:

Income tax expense for the three month period ended May 31, 2012 was 15.7 percent of income before income taxes compared to 10.1 percent for the same period last year.  Over the past two fiscal years, our effective tax rates have been trending up primarily due to the acquisitions of Kaz and PUR, which increased the proportion of taxable income in higher tax rate jurisdictions relative to total taxable income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the three month periods ended May 31, 2012 and 2011 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Three Months Ended May 31,
	2012	2011

Accounts Receivable Turnover (Days) (1)	61.0	63.8
Inventory Turnover (Times) (1)	2.9	2.8
Working Capital (in thousands)	$143,203	$150,212
Current Ratio	1.4 : 1	1.5 : 1
Debt to Equity Ratio (2)	40.6%	40.0%
Return on Average Equity (1)	14.3%	15.1%

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

(2)  Debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit,” “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”

Operating activities:

Operating activities provided $9.02 million of cash during the first three months of fiscal 2012, compared to $4.42 million of cash provided during the same period in fiscal 2011.  The increase in operating cash flow was primarily due to the timing of fluctuations in working capital components, when compared to the same period last year.

Accounts receivable decreased $7.02 million to $188.26 million as of May 31, 2012, compared to $195.28 million at the end of fiscal 2012.  Accounts receivable turnover improved to 61.0 days at May 31, 2012 from 63.8 days at May 31, 2011.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $13.85 million to $259.99 million as of May 31, 2012, compared to $246.14 million at the end of fiscal 2012.  Inventory turnover was 2.9 times at May 31, 2012 compared to 2.8 times at May 31, 2011. Inventories as of May 31, 2012 increased $31.75 million, when compared to May 31, 2011.  The increase is primarily due to the warm winter and mild cold and flu season’s negative impact on our Healthcare / Home Environment segment shipments.

Working capital was $143.20 million at May 31, 2012, compared to $150.21 million at May 31, 2011.  Our current ratio decreased to 1.4:1 at May 31, 2012, compared to 1.5:1 at May 31, 2011.

Investing activities:

Investing activities used $2.62 million of cash during the three month period ended May 31, 2012. Highlights of those activities follow:

•                  We spent $0.94 million on molds and tooling, $2.15 million on information technology infrastructure, $0.10 million on the development of new patents, and $0.18 million on other capital asset additions; and

•                  We received proceeds of $0.74 million on a note receivable associated with the fiscal 2012 sale of a land parcel in El Paso, Texas.

Financing activities:

Financing activities used $7.36 million of cash during the three month period ended May 31, 2012.  Highlights of those activities follow:

•                  We had draws of $59.95 million against our revolving credit agreement;

•                  We repaid $73.05 million drawn against our revolving credit agreement;

•                  Employees exercised options to purchase 93,005 shares of common stock, providing $0.67 million of cash; and

•                  Tax benefits associated with the exercise of options provided $4.87 million of cash.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a Credit Agreement (the “2010 RCA”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the 2010 RCA terminates on December 30, 2015.  Borrowings under the 2010 RCA accrue interest at a “Base Rate” plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the 2010 RCA) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the 2010 RCA) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the 2010 RCA.  Outstanding letters of credit reduce the borrowing availability under the 2010 RCA on a dollar-for-dollar basis.  As of May 31, 2012, the revolving loan principal balance was $158.00 million and there were $0.35 million of open letters of credit outstanding against the 2010 RCA. For the three months ended May 31, 2012 and May 31, 2011, borrowings under the 2010 RCA incurred interest charges at rates ranging from 1.61to 4.00 percent and 1.95 to 4.00 percent, respectively. As of May 31, 2012, the amount available for borrowings under the 2010 RCA was $91.65 million.

In addition to the 2010 RCA, at May 31, 2012, we had an aggregate principal balance of $178.00 million of  Senior Notes from prior year’s financings with varying maturities due between June 2012 and January 2018 and interest rates ranging from 3.90 to 7.24 percent. Up to $75.00 million of the debt can be prepaid without penalty while $103.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms are defined in the various agreements).  Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt. Under the terms of our 2010 RCA, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

The table below provides the formulas for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	2010 RCA	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes and $3 Million 7.24% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	$530 Million + 100% of Increase in Equity Due to Sale of Equity Interests After August 31, 2010 + 40% of Fiscal Quarter Net Earnings After August 31, 2010 (1)	$260 Million + 25% of Fiscal Quarter Net Earnings After February 29, 2004 (1)	$500 Million + 25% of Fiscal Quarter Net Earnings After August 31, 2010 (1)
Interest Coverage Ratio	EBIT (2) ÷ Interest Expense (2)	None	EBIT (2) ÷ Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3) ÷ [EBITDA (2) + Pro Forma Effect of Acquisitions]	Total Current and Long Term Debt (3) ÷ Total Capitalization (3)	Total Current and Long Term Debt (3) ÷ [ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:
(1) Excluding any fiscal quarter net losses.
(2) Computed using totals for the latest reported four consecutive fiscal quarters.
(3) Computed using the ending balances as of the latest reported fiscal quarter.

As of May 31, 2012, all our debt agreements effectively limited our ability to incur more than an estimated $251.80 million of additional debt from all sources, including draws on the 2010 RCA. We are currently in compliance with the terms of our debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at May 31, 2012, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2013	2014	2015	2016	2017	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$103,000	$3,000	$20,000	$20,000	$20,000	$20,000	$20,000
Term debt - floating rate (1)	75,000	-	-	75,000	-	-	-
Long-term incentive plan payouts	5,391	2,763	1,481	971	176	-	-
Interest on fixed rate debt	14,132	3,927	3,601	2,821	2,041	1,261	481
Interest on floating rate debt (1)	9,374	4,508	4,508	358	-	-	-
Open purchase orders	207,477	207,477	-	-	-	-	-
Minimum royalty payments	100,515	15,030	13,448	13,005	11,924	10,273	36,835
Advertising and promotional	81,204	16,178	6,208	6,096	6,282	6,474	39,966
Operating leases	20,111	5,145	4,402	4,477	2,909	1,423	1,755
Capital spending commitments	3,695	3,695	-	-	-	-	-
Total contractual obligations (2)	$619,899	$261,723	$53,648	$122,728	$43,332	$39,431	$99,037

(1)

The Company uses an interest rate hedge agreement (the “swap”), in conjunction with its unsecured, floating interest rate, $75.00 million Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2012, we have recorded a provision for our uncertain tax positions of $13.28 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

During fiscal 2012, we entered into an Amended and Restated Employment Agreement with Gerald J. Rubin, our Chief Executive Officer and President (the “Revised Employment Agreement”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”). The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting held on October 11, 2011. The base and incentive compensation provisions of the Revised Employment Agreement are effective for fiscal years 2013 through 2015, subject to earlier termination by either party. Substantially all of Mr. Rubin’s compensation pursuant to the Revised Employment Agreement is performance-based and contingent upon our achievement of specified performance targets.  Pursuant to the Revised Employment Agreement, Mr. Rubin received a grant of 700,000 restricted stock units (the “Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015.  Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively. Up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three-year average performance goal for fiscal years 2013 through 2015.  The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of  $23.02 million.  Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period.  Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods.

Mr. Rubin is also eligible to receive an annual bonus, subject to the achievement of specified performance targets.  Any such bonus that is earned and payable will be paid two-thirds in the form of cash or cash equivalents up to a maximum of $10.00 million. The remainder will be paid in the form of restricted stock. Any restricted stock granted will vest, with respect to annual bonuses for fiscal years 2013 and 2014, on February 28, 2015, and with respect to annual bonus for fiscal year 2015, on the date the Company certifies that the performance goals have been achieved.  Additionally, under the Revised Employment Agreement, three life insurance policies and the obligation to pay the associated premiums will be transferred to Mr. Rubin over the term of the agreement subject to the Company meeting certain performance conditions.  The amount of the value of the transfer of each of the three life insurance policies (based on cash surrender values) is capped at $3.00, $4.00 and $7.00 million, respectively.

We currently expect Mr. Rubin to achieve certain performance targets for fiscal 2013 and the accompanying consolidated condensed financial statements include estimated accruals for his Performance RSU’s, annual bonus and life insurance bonus under the Revised Employment Agreement.  At this time we are unable to predict with a reasonable degree of certainty whether Mr. Rubin will achieve the performance targets for fiscal years 2014 and 2015. To the extent these performance targets are achieved (in full or in part), the resulting incentive compensation expense could have a significant impact upon future SG&A and net income.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

In addition to repurchases of shares associated with the net settlement of director and employee stock options, the Company may elect to repurchase additional common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 29, 2012. There have been no material changes to the Company’s critical accounting policies from the information provided in our annual report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – “New Accounting Pronouncements,” to the accompanying consolidated condensed financial statements of this report, for a discussion of the status and potential impact of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2012 and 2011, approximately 17 and 20 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

We have historically hedged against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract.  We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way, the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Interest rate risk:

Interest on our outstanding debt as of May 31, 2012 is both floating and fixed.  Fixed rates are in place on $103.00 million of Senior Notes at rates ranging from 3.90 to 7.24 percent and floating rates are in place on $158.00 million in advances against our 2010 RCA and $75.00 million of Senior Notes due June 2014.  If short-

term interest rates increase, we will incur higher interest rates on any outstanding balances under the 2010 RCA. The floating rate Senior Notes due June 2014 reset as described in Note 10 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of debt, certain additional draws against the 2010 RCA (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage our floating rate debt using an interest rate swap.  As of May 31, 2012, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.47 percent as of May 31, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

May 31, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$120	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2013	£5,750	262	-	-
Subtotal				382	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,464	4,207
Total fair value				$382	$3,464	$4,207

February 29, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,531	5,022
Total fair value				$-	$3,694	$5,022

Counterparty credit risk:

Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance.  We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments.  Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (“SEC”), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended February 29, 2012 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others:

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

•                  expectations regarding the acquisition of Kaz, PUR and any other future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2012.   Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2012, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our fiscal quarter ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 29, 2012.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then-existing shares of common stock authorized for repurchase in open market or through private transactions. On October 31, 2011, our Board of Directors approved a resolution to extend our existing repurchase program through October 31, 2014.  Under this program, as of May 31, 2012, we are authorized by our Board of Directors to purchase up to 3,022,788 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “cashless exercise” of stock options by all plan participants. In a cashless exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Cashless exercises are accounted for by the Company as a purchase and retirement of shares.

During the three month period ended May 31, 2012 there was no open market repurchase activity, however, employees tendered 44,444 shares of common stock having an aggregate market value of $1.48 million, or an average of $33.20 per share, as payment for the exercise price arising from the exercise of options. Also, during the three month period ended May 31, 2012, directors tendered 1,122 shares of common stock having an aggregate market value of $0.04 million, or an average of $32.88 per share, in exchange for cash in connection with certain director stock compensation activity.  We accounted for this activity as a purchase and retirement of the shares.  The following schedule sets forth the purchase activity for the three month period ended May 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2012	10,430	$34.61	10,430	3,057,924
April 1 through April 30, 2012	1,739	34.15	1,739	3,056,185
May 1 through May 31, 2012	33,397	32.70	33,397	3,022,788
Total	45,566	$33.19	45,566

ITEM 6.      EXHIBITS

(a)                             Exhibits

10.1†

Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission for the year ending February 29, 2012).

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

**

Furnished herewith. With respect to Exhibit 101, as provided by Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 10, 2012	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer, President, Director
and Principal Executive Officer

Date:	July 10, 2012	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date:	July 10, 2012	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1†

Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission for the year ending February 29, 2012).

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

**

Furnished herewith. With respect to Exhibit 101, as provided by Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.