Form 10-Q
period 2012-08-31
HELEN OF TROY LTD
filed 2012-10-10
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2012
Common Shares, $0.10 par value, per share	31,806,775 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	August 31,	February 29,
	2012	2012

Assets
Assets, current:
Cash and cash equivalents	$21,767	$21,846
Receivables - principally trade, less allowances of $5,487 and $5,541	208,284	195,283
Inventory, net	318,697	246,142
Prepaid expenses and other current assets	7,939	7,645
Deferred tax assets, net	17,462	17,620
Total assets, current	574,149	488,536

Property and equipment, net of accumulated depreciation of $70,545 and $62,550	99,615	100,690
Goodwill	452,253	452,350
Other intangible assets, net of accumulated amortization of $62,436 and $52,268	366,651	377,150
Deferred tax assets, net	734	976
Other assets, net of accumulated amortization of $4,824 and $3,938	15,660	16,021
Total assets	$1,509,062	$1,435,723

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$161,000	$171,100
Accounts payable, principally trade	106,475	69,845
Accrued expenses and other current liabilities	124,753	131,632
Income taxes payable	7,692	352
Deferred tax liabilities, net	1,168	2,960
Long-term debt, current maturities	-	3,000
Total liabilities, current	401,088	378,889

Long-term debt, excluding current maturities	175,000	175,000
Deferred tax liabilities, net	57,265	60,576
Other liabilities, noncurrent	23,349	24,529
Total liabilities	656,702	638,994

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,789,225 and 31,681,067 shares issued and outstanding	3,179	3,168
Additional paid in capital	159,879	151,006
Accumulated other comprehensive loss	(4,747)	(5,589)
Retained earnings	694,049	648,144
Total stockholders’ equity	852,360	796,729
Total liabilities and stockholders’ equity	$1,509,062	$1,435,723

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Sales revenue, net	$287,411	$277,420	$587,622	$548,887
Cost of goods sold	170,381	165,138	349,444	326,692
Gross profit	117,030	112,282	238,178	222,195

Selling, general and administrative expense	86,189	81,933	176,189	161,192
Operating income	30,841	30,349	61,989	61,003

Nonoperating income (expense), net	31	(658)	54	(515)
Interest expense	(3,130)	(3,265)	(6,442)	(6,694)
Income before income taxes	27,742	26,426	55,601	53,794

Income tax expense:
Current	8,487	1,044	14,388	2,434
Deferred	(3,713)	1,789	(5,227)	3,162
Net income	$22,968	$23,593	$46,440	$48,198

Earnings per share:
Basic	$0.72	$0.75	$1.46	$1.55
Diluted	$0.72	$0.74	$1.46	$1.52

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,743	31,292	31,721	31,074
Diluted	31,846	31,731	31,843	31,696

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended August 31,
	2012			2011
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Net income	$27,742	$(4,774)	$22,968	$26,426	$(2,833)	$23,593

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	(457)	160	(297)	(846)	296	(550)
Interest rate settlements reclassified to income	980	(343)	637	1,103	(386)	717
Subtotal	523	(183)	340	257	(90)	167

Cash flow hedge activity - foreign currency swaps and contracts
Changes in fair market value	(933)	327	(606)	499	(159)	340
Ineffectiveness recorded in income	(14)	5	(9)	115	(36)	79
Settlements reclassified to income	(11)	3	(8)	125	(40)	85
Subtotal	(958)	335	(623)	739	(235)	504

Auction rate security activity
Changes in fair market value	-	-	-	1,423	(498)	925
Settlements reclassified to income	-	-	-	(6)	2	(4)
Subtotal	-	-	-	1,417	(496)	921

Total other comprehensive income	(435)	152	(283)	2,413	(821)	1,592
Comprehensive income	$27,307	$(4,622)	$22,685	$28,839	$(3,654)	$25,185

	Six Months Ended August 31,
	2012			2011
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Net income	$55,601	$(9,161)	$46,440	$53,794	$(5,596)	$48,198

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	(501)	175	(326)	(3,288)	1,407	(1,881)
Interest rate settlements reclassified to income	1,906	(667)	1,239	2,629	(1,081)	1,548
Subtotal	1,405	(492)	913	(659)	326	(333)

Cash flow hedge activity - foreign currency swaps and contracts
Changes in fair market value	(23)	9	(14)	12	(3)	9
Ineffectiveness recorded in income	(49)	17	(32)	178	(56)	122
Settlements reclassified to income	(37)	12	(25)	269	(86)	183
Subtotal	(109)	38	(71)	459	(145)	314

Auction rate security activity
Changes in fair market value	-	-	-	1,465	(520)	945
Settlements reclassified to income	-	-	-	(126)	65	(61)
Subtotal	-	-	-	1,339	(455)	884

Total other comprehensive income	1,296	(454)	842	1,139	(274)	865
Comprehensive income	$56,897	$(9,615)	$47,282	$54,933	$(5,870)	$49,063

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2012	2011
Cash provided (used) by operating activities:
Net income	$46,440	$48,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,795	13,691
Provision for doubtful receivables	(54)	225
Share-based compensation	3,129	1,163
Gain on the sale of property and equipment	(15)	(84)
Unrealized loss on investments	-	756
Deferred income taxes and tax credits	(5,231)	3,114
Changes in operating capital:
Receivables	(12,947)	(12,411)
Inventories	(72,450)	(40,380)
Prepaid expenses and other current assets	(674)	(3,382)
Other assets and liabilities, net	(390)	(796)
Accounts payable	36,611	31,394
Accrued expenses and other current liabilities	(8,544)	(13,994)
Accrued income taxes	7,083	1,792
Net cash provided by operating activities	10,753	29,286

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(5,760)	(6,979)
Proceeds from the sale of property and equipment	20	1,438
Proceeds from note receivable related to land sale	737	-
Proceeds from sale of investments	-	3,100
Net cash used by investing activities	(5,003)	(2,441)

Cash provided (used) by financing activities:
Proceeds from line of credit	114,950	485,500
Repayment of line of credit	(125,050)	(451,500)
Repayments of long-term debt	(3,000)	(53,000)
Payments of financing costs	(28)	(25)
Proceeds from exercise of stock options and employee stock purchases, including tax benefits	6,913	2,619
Directors’ stock repurchased	(72)	-
Payment of tax obligations resulting from cashless option exercise	-	(12,546)
Share-based compensation tax benefit	458	52
Net cash used by financing activities	(5,829)	(28,900)

Net decrease in cash and cash equivalents	(79)	(2,055)
Cash and cash equivalents, beginning balance	21,846	27,193
Cash and cash equivalents, ending balance	$21,767	$25,138

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

August 31, 2012

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2012 and February 29, 2012, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2012 and 2011. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2012, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Beginning balance	$23,313	$24,369	$26,665	$24,021
Additions to the accrual	7,899	9,386	14,773	16,496
Reductions of the accrual - payments and credits issued	(9,352)	(9,303)	(19,578)	(16,065)
Ending balance	$21,860	$24,452	$21,860	$24,452

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period and diluted earnings per share using basic earnings per share plus the effect of dilutive securities.  Our securities that can have dilutive effects consist of outstanding options to purchase common stock.  “In-the-money” options to purchase common stock are dilutive because they have exercise prices that are less than the average market price of our common stock during the period reported.  “Out-of-the-money” options to purchase common stock are antidilutive and are excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of our common stock during the period reported.  For the periods covered in the accompanying consolidated condensed statements of income, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Weighted average shares outstanding, basic	31,743	31,292	31,721	31,074
Incremental shares from share-based payment arrangements	103	439	122	622
Weighted average shares outstanding, diluted	31,846	31,731	31,843	31,696

Dilutive securities, as a result of in-the-money options	380	665	376	644
Antidilutive securities, as a result of out-of-the-money options	617	365	621	386

Note 5 – Segment Information

The following tables contain segment information for the periods covered in the accompanying consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

(in thousands)

	Personal		Healthcare / Home
August 31, 2012	Care	Housewares	Environment	Total

Sales revenue, net	$112,364	$64,570	$110,477	$287,411
Operating income	11,880	12,078	6,883	30,841
Capital and intangible asset expenditures	864	326	1,202	2,392
Depreciation and amortization	3,242	1,278	4,175	8,695

	Personal		Healthcare / Home
August 31, 2011	Care	Housewares	Environment	Total

Sales revenue, net	$115,296	$63,848	$98,276	$277,420
Operating income	11,155	11,973	7,221	30,349
Capital and intangible asset expenditures	3,736	385	822	4,943
Depreciation and amortization	2,582	1,398	2,617	6,597

SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

(in thousands)

	Personal		Healthcare / Home
August 31, 2012	Care	Housewares	Environment	Total

Sales revenue, net	$229,916	$124,819	$232,887	$587,622
Operating income	23,760	23,355	14,874	61,989
Capital and intangible asset expenditures	3,119	517	2,124	5,760
Depreciation and amortization	6,509	2,576	8,710	17,795

	Personal		Healthcare / Home
August 31, 2011	Care	Housewares	Environment	Total

Sales revenue, net	$238,014	$116,794	$194,079	$548,887
Operating income	31,007	22,838	7,158	61,003
Capital and intangible asset expenditures	4,633	965	1,381	6,979
Depreciation and amortization	5,243	2,839	5,609	13,691

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any impairment charges associated with the segment. SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  In fiscal 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal 2012.  These allocations are costs of corporate and operating functions that are shared by our segments.  We made this change because we now have a complete fiscal year’s operating experience with the Healthcare / Home Environment segment.  In the past year, we have integrated certain of the segment’s corporate and operating functions into consolidated corporate and shared operating functions. For the three- and six-month periods ended August 31, 2012, the allocation totaled $4.10 and $8.22 million, respectively, compared to $1.51 and $3.01 million, respectively, for the same periods last year.  We do not allocate nonoperating income and expense, interest or income taxes to operating segments.

Note 6 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	August 31,	February 29,
	2012	2012

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(4,647)	$(5,559)
Unrealized holding losses on cash flow hedges - foreign currency swaps and contracts, net of tax (2)	(100)	(30)
Total accumulated other comprehensive loss	$(4,747)	$(5,589)

(1) Includes net deferred tax benefits of $2.50 and $2.99 million at August 31, 2012 and February 29, 2012, respectively.

(2) Includes net deferred tax benefits of $0.05 and $0.02 million at August 31, 2012 and February 29, 2012, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 29,
	(Years)	2012	2012

Land	-	$8,767	$8,767
Building and improvements	3 - 40	66,953	66,580
Computer, furniture and other equipment	3 - 15	57,711	56,162
Tools, molds and other production equipment	1 - 10	30,818	25,617
Construction in progress	-	5,911	6,114
Property and equipment, gross		170,160	163,240
Less accumulated depreciation		(70,545)	(62,550)
Property and equipment, net		$99,615	$100,690

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 29,
	2012	2012

Accrued sales returns, discounts and allowances	$33,860	$29,481
Accrued warranty returns	21,860	26,665
Accrued compensation, benefits and payroll taxes	22,331	31,754
Accrued advertising	9,514	7,849
Accrued royalties	7,782	6,990
Accrued property, sales and other taxes	5,781	5,745
Accrued legal expenses and professional fees	5,316	5,364
Derivative liabilities	3,896	3,694
Other	14,413	14,090
Total accrued expenses and other current liabilities	$124,753	$131,632

OTHER LIABILITIES, NONCURRENT

(in thousands)

	August 31,	February 29,
	2012	2012

Deferred compensation liability	$4,727	$4,478
Liability for uncertain tax positions	13,375	13,213
Derivative liabilities	3,574	5,022
Other liabilites	1,673	1,816
Total other liabilities, noncurrent	$23,349	$24,529

Note 8 – Goodwill and Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal 2013 and 2012 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarters of fiscal 2013 and 2012.  As a result, we concluded no impairment charges were required during either period.  For both periods, the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	August 31, 2012				February 29, 2012
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,842	$(46,490)	$-	$35,352	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite	75,803	-	-	75,803	75,303	-	-	75,303
Trademarks - finite	150	-	(70)	80	150	-	(67)	83
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(15,344)	3,339	19,564	-	(15,967)	3,597
Other intangibles - finite	49,437	-	(17,998)	31,439	49,437	-	(15,012)	34,425
Total Personal Care	236,215	(46,490)	(33,412)	156,313	236,596	(46,490)	(31,046)	159,060

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,724	-	(9,572)	6,152	15,774	-	(9,000)	6,774
Total Housewares	257,055	-	(9,572)	247,483	257,105	-	(9,000)	248,105

Healthcare / Home Environment:
Goodwill	250,770	-	-	250,770	250,867	-	-	250,867
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(1,974)	13,326	14,900	-	(481)	14,419
Other Intangibles - finite	114,490	-	(17,478)	97,012	114,790	-	(11,741)	103,049
Total Healthcare / Home Environment	434,560	-	(19,452)	415,108	434,557	-	(12,222)	422,335

Total	$927,830	$(46,490)	$(62,436)	$818,904	$928,258	$(46,490)	$(52,268)	$829,500

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in the accompanying consolidated condensed statements of income, as well as our estimated amortization expense for the fiscal years 2013 through 2018.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the three months ended

August 31, 2012	$5,626
August 31, 2011	$4,492

Aggregate Amortization Expense
For the six months ended

August 31, 2012	$11,262
August 31, 2011	$9,049

Estimated Amortization Expense
For the fiscal years ended

February 2013	$22,326
February 2014	$21,583
February 2015	$21,019
February 2016	$20,835
February 2017	$20,500
February 2018	$16,677

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

In connection with this acquisition, we entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for, and supply certain products to the Company in exchange for specified fees. We finished using certain of these services in the second quarter of fiscal 2013 and acquired the remaining PUR inventory on-hand from P&G.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. We completed our preliminary estimate of the economic lives of all the assets acquired and a preliminary allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and are amortizing the customer list,  patents, trademarks and technology license agreements, and covenant not to compete over expected weighted average lives of approximately 15.0,  12.4,  5.2, and 2.0  years, respectively.  For the customer list, we used historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty-free license we acquired for the use of patented designs in certain PUR products.

The following schedule presents the acquisition date fair value of the net assets of PUR:

PUR - NET ASSETS ACQUIRED ON DECEMBER 30, 2011

(in thousands)

Supplier tooling advances	$1,432
Tools, dies, molds and other production equipment	12,495
Goodwill	86,162
Trademarks	54,000
Trademark and technology licensing agreements	14,900
Patents	4,140
Customer relationships	18,600
Covenant not to compete	200
Total assets acquired	191,929
Less: Deferred tax liabilities recorded at acquisition	(31,929)
Net assets acquired	$160,000

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

Note 10 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of August 31, 2012, the outstanding revolving loan principal balance was $161.00 million and there were $0.62 million of open letters of credit outstanding against the Credit Agreement. For the three- and six-month periods ended August 31, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.61 to 3.63 percent and 1.61 to 4.00 percent, respectively.  As of August 31, 2012, the amount available for borrowings under the Credit Agreement was $88.38 million.

Long-Term Debt – A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)
	Original
	Date	Interest		August 31,	February 29,
	Borrowed	Rates	Matures	2012	2012

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008. Paid in July 2012.	07/97	7.24%	07/12	$-	$3,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				175,000	178,000
Less current maturities of long-term debt				-	(3,000)
Long-term debt, excluding current maturities				$175,000	$175,000

(1)          Floating interest rates have been hedged with an interest rate swap (the “Swap”) to effectively fix interest rates. Additional information regarding the swap is provided in Note 12 to these consolidated condensed financial statements.

The fair market value of the fixed rate debt at August 31, 2012 computed using a discounted cash flow analysis was $104.56 million compared to the $100.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2012.

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

As of August 31, 2012, our debt agreements effectively limited our ability to incur more than $237.60 million of additional debt from all sources, including draws on the Credit Agreement. As of August 31, 2012, we were in compliance with the terms of all of our debt agreements.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)
		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	August 31, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,119	$1,119	$-
Foreign currency contracts and currency swaps	36	-	36
Total assets	$1,155	$1,119	$36

Liabilities:
Long-term debt - fixed rate (1)	$104,559	$-	$104,559
Long-term debt - floating rate	75,000	-	75,000
Interest rate swap	7,148	-	7,148
Foreign currency contracts	322	-	322
Total liabilities	$187,029	$-	$187,029

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 29, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$801	$801	$-
Note receivable (1)	737	-	737
Total assets	$1,538	$801	$737

Liabilities:
Long-term debt - fixed rate (1)	$104,450	$-	$104,450
Long-term debt - floating rate	75,000	-	75,000
Interest rate swap	8,553	-	8,553
Foreign currency contracts	163	-	163
Total liabilities	$188,166	$-	$188,166

(1)          Note receivable and debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items.

Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.

We classify our note receivable as a Level 2 asset and our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial assets and liabilities requires the use of discount rates based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the note receivable was computed using a discounted cash flow analysis and a discount rate of 6.95 percent at February 29, 2012. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rate of 2.48 percent at August 31, 2012 (one Senior Note) and rates ranging from 0.54 to 3.54 percent at February 29, 2012 (multiple Senior Notes), depending on the term of the loan. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts, a foreign currency swap and an interest rate swap. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require.

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and six-month periods ended August 31, 2012, approximately 16 percent of our net sales revenue was in foreign currencies.  During the three- and six-month periods ended August 31, 2011, approximately 17 and 19 percent, respectively, of our net sales revenue was in foreign currencies.  In each of the periods, sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.  For the three- and six-month periods ended August 31, 2012, we recorded net foreign exchange gains (losses), including the impact of currency hedges and currency swaps, of $0.77 and ($0.17) million, respectively, in SG&A and ($0.03) and $0.16 million, respectively, in income tax expense.  For the three- and six-month periods ended August 31, 2011, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.05) and ($0.20) million, respectively, in SG&A and ($0.04) and ($0.08) million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our outstanding debt as of August 31, 2012 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes due January 2018 at 3.90 percent and floating rates are in place on $161.00 million in advances against our Credit Agreement and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due June 2014 reset as described in Note 10, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

We manage our floating rate debt using an interest rate swap.  As of August, 31, 2012, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.46 percent as of August 31, 2012 on the same notional amounts. The fixed rate side of the swap will not change over its life. The floating rate payments are reset quarterly based on three-month LIBOR. The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide if not managed with a swap. The swap is considered 100 percent effective.

In addition, during August 2012, we entered into two foreign currency swaps maturing October 2012, which we accounted for as cash flow hedges.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)
August 31, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$209	$-
Foreign currency contracts - sell Euro	Cash flow	2/2013	€10,000	-	104	-
Foreign currency contracts - sell Pounds	Cash flow	2/2013	£4,500	-	9	-
Foreign currency swaps - buy Canadian	Cash flow	10/2012	$2,400	36	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,574	3,574
Total fair value				$36	$3,896	$3,574

February 29, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,531	5,022
Total fair value				$-	$3,694	$5,022

The pre-tax effect of derivative instruments for the periods covered in the accompanying consolidated condensed financial statements are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2012	2011	Location	2012	2011	Location	2012	2011

Currency contracts - ordinary and cash flow hedges	$(933)	$499	SG&A	$11	$(125)	SG&A	$14	$(115)
Interest rate swaps - cash flow hedges	(457)	(846)	Interest expense	(980)	(1,103)		-	-
Total	$(1,390)	$(347)		$(969)	$(1,228)		$14	$(115)

	Six Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2012	2011	Location	2012	2011	Location	2012	2011

Currency contracts - ordinary and cash flow hedges	$(23)	$12	SG&A	$37	$(269)	SG&A	$49	$(178)
Interest rate swaps - cash flow hedges	(501)	(3,288)	Interest expense	(1,906)	(2,629)		-	-
Total	$(524)	$(3,276)		$(1,869)	$(2,898)		$49	$(178)

(1)  The amounts shown represent the ineffective portion of the change in fair value of cash flow hedges.

We expect net losses of $0.29 million associated with foreign currency contracts and a foreign currency swap, and a loss of $3.57 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts, foreign currency swaps and interest rate swaps, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then- estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Note 13 – Repurchase of Helen of Troy Common Stock

As of August 31, 2012, we are authorized by our Board of Directors to purchase up to 3,019,071 shares of common stock in the open market or through private transactions. Our current equity compensation plans include provisions that allow for the “cashless exercise” of stock options by all plan participants. In a cashless exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Cashless exercises are accounted for by the Company as a purchase and retirement of shares.

For the periods covered in the accompanying consolidated condensed financial statements, there was no open market repurchase activity; however, common stock option exercises and director stock compensation resulted in the following share repurchases:

SHARE REPURCHASES

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Common stock received from stock option exercises
Number of shares	2,595	1,040,079	47,039	1,066,262
Aggregate market value of shares (in thousands)	$82	$37,345	$1,558	$38,182
Average price per share	$31.46	$35.91	$33.11	$35.81

Common stock received from director stock compensation
Number of shares	1,122	-	2,244	-
Aggregate market value of shares (in thousands)	$34	$-	$72	$-
Average price per share	$30.30	$-	$32.04	$-

Note 14 – Share-Based Compensation Plans

We have options and restricted shares outstanding under two expired and three active share-based compensation plans.

During the three- and six-month periods ended August 31, 2012, the Company granted options to purchase 7,000 and 308,000 shares of common stock, respectively. For the fiscal year to date, these options were granted at exercise prices ranging from $31.68 to $34.72 per share to certain of our officers, employees and new hires. The fair value of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $10.17 to $14.57 for grants with terms of four and five years. The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk free interest rates ranging from 0.55 to 0.86 percent; zero dividend yield; and expected volatilities ranging from 45.11 to 52.48 percent.

During the three- and six-month periods ended August 31, 2012, the Company granted 3,750 and 7,500 shares of restricted stock, respectively, to certain board members having fair values at the date of grant ranging from $30.30 to $32.88 per share and a total value granted of $0.12 and $0.24 million, respectively. The restricted stock awards vested immediately and were valued at the fair value of the Company’s common stock at the date of the grant.

A significant portion of our Chief Executive Officer’s current and long-term incentive compensation will be settled in restricted stock, as described below. The expense impact of this compensation for the three- and six-month periods ended August 31, 2012 has been included in the following table.

On March 1, 2012, under the terms of his employment agreement, our Chief Executive Officer and President was granted 700,000 restricted stock units (the “Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015. Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively. Up to 700,000 Performance RSUs (less the number of Performance

RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goals for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million. Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period. Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods.

Our Chief Executive Officer and President is also eligible to receive an annual bonus, subject to the achievement of specified performance goals. Any such bonus that is earned and payable will be paid two-thirds in the form of cash or cash equivalents up to a maximum of $10.00 million. The remainder will be paid in the form of restricted stock. Any restricted stock granted will vest, with respect to annual bonuses for fiscal years 2013 and 2014, on February 28, 2015, and with respect to annual bonus for fiscal year 2015, on the date the Company certifies that the performance goals have been achieved. These restricted stock grants are accrued during the period they can be expected to vest.

Accruals for Performance RSU’s and restricted stock grants are shown in the line below entitled “Performance based restricted stock awards and units.”

During the three- and six-month periods ended August 31, 2012, employees exercised stock options to purchase 37,901 and 130,906 shares of common stock, respectively.

We recorded share-based compensation expense in SG&A for the periods covered in the accompanying consolidated condensed financial statements as follows:

SHARE-BASED PAYMENT EXPENSE
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Stock options	$612	$538	$1,159	$1,004
Directors stock compensation	114	-	237	-
Performance based restricted stock awards and units	663	-	1,595	-
Employee stock purchase plan	138	159	138	159
Share-based payment expense	1,527	697	3,129	1,163
Less income tax benefits	(193)	(27)	(458)	(52)
Share-based payment expense, net of income tax benefits	$1,334	$670	$2,671	$1,111

Earnings per share impact of share-based payment expense:
Basic	$0.04	$0.02	$0.08	$0.04
Diluted	$0.04	$0.02	$0.08	$0.04

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

OVERVIEW OF THE QUARTER’S RESULTS:

Retail sales in the U.S. began to strengthen in July, and overall retail sales in August showed growth in comparison to the prior year. Housing starts and new mortgage applications, a strong leading indicator for many of our product lines, appear to be trending modestly upward. However, recent moves in the Consumer Confidence Index are mixed, which we believe is due in large part to coverage of economic conditions, weak job growth and the uncertainty created by future potential tax increases and government spending cuts. The impact of these issues could put a damper on holiday spending.

U.S. macroeconomic conditions marginally improved over the fiscal quarter. However, global macroeconomic conditions, including a pullback in the Chinese economy, recession in parts of Europe and Latin America and continued uncertainty surrounding European sovereign debt issues, continue to signal caution for the remainder of the year.

In our second fiscal quarter, we continued to be constrained by the current economic conditions. We believe the increases in consumer spending are concentrated in non-discretionary purchases. Consumers continue to be thrifty and promotion oriented, which has reduced consumption and impacted sales mix in many of our product categories. Against this backdrop, our top-line performance did not meet our expectations for the quarter in many of our product categories. Promotional pressure, soft takeaway at retail, shelf placement challenges, cost pressures from our suppliers, and the general economic uncertainties discussed above continue to keep us cautious regarding our outlook for the remainder of fiscal 2013.

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2012 increased $9.99 and $38.74 million to $287.41 and $587.62 million, respectively, compared to $277.42 and $548.89 million, respectively, for the same periods last year. Net sales revenue in our Personal Care segment decreased $2.93 million, or 2.5 percent, for the three month period ended August 31, 2012, and decreased $8.10 million, or 3.4 percent, for the six month period ended August 31, 2012, when compared to the same periods last year. Net sales revenue in our Housewares segment increased $0.72 million, or 1.1 percent, for the three month period ended August 31, 2012, and increased $8.03 million, or 6.9 percent, for the six month period ended August 31, 2012, when compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment increased $12.20 million, or 12.4 percent, for the three month period ended August 31, 2012, and increased $38.81 million, or 20.0 percent, for the six month period ended August 31, 2012, when compared to the same periods last year. The Healthcare / Home Environment segment’s results for the three- and six-month periods ended August 31, 2012 include $26.25 and $50.54 million, respectively, of incremental net sales revenue from our PUR water filtration business, which was acquired on December 30, 2011. In addition to our net sales revenue performance discussed above, key results for the three- and six-month periods ended August 31, 2012 include the following:

•                  Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended August 31, 2012 increased 0.2 percentage points to 40.7 percent compared to 40.5 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales for the six month period ended August 31, 2012 of 40.5 percent was flat compared to the same period last year.

•                  Selling, general and administrative expense (“SG&A”) as a percentage of net sales increased 0.5 percentage points to 30.0 percent for the three months ended August 31, 2012 compared to 29.5 percent for the same period last year. SG&A as a percentage of net sales for the six months ended August 31, 2012 increased 0.6 percentage points to 30.0 percent compared to 29.4 percent for the same period last year.

•                  For the three- and six- month periods ended August 31, 2012, operating income increased to $30.84 and $61.99 million compared to $30.35 and $61.00 million, respectively, for the same periods last year. For the three- and six-month periods ended August 31, 2012, this represents a year-over-year increase of 1.6 percent for each period.

•                  For the three- and six-month periods ended August 31, 2012, our net income was $22.97 and $46.44 million, respectively, compared to $23.59 and $48.20 million, respectively, for the same periods last year, a decrease of 2.6 and 3.6 percent, respectively. For the three- and six-month periods ended August 31, 2012, our diluted earnings per share was $0.72 and $1.46 compared to $0.74 and $1.52, respectively, for the same periods last year.

RESULTS OF OPERATIONS

Comparison of the three- and six-month periods ended August 31, 2012 to the same periods ended August 31, 2011

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Sales revenue, net
Personal Care	$112,364	$115,296	$(2,932)	-2.5%	39.1%	41.6%
Housewares	64,570	63,848	722	1.1%	22.5%	23.0%
Healthcare / Home Environment **	110,477	98,276	12,201	12.4%	38.4%	35.4%
Total sales revenue, net	287,411	277,420	9,991	3.6%	100.0%	100.0%
Cost of goods sold	170,381	165,138	5,243	3.2%	59.3%	59.5%
Gross profit	117,030	112,282	4,748	4.2%	40.7%	40.5%

Selling, general, and administrative expense	86,189	81,933	4,256	5.2%	30.0%	29.5%
Operating income	30,841	30,349	492	1.6%	10.7%	10.9%

Nonoperating income (expense), net	31	(658)	689	*	0.0%	-0.2%
Interest expense	(3,130)	(3,265)	135	-4.1%	-1.1%	-1.2%
Total other income (expense)	(3,099)	(3,923)	824	-21.0%	-1.1%	-1.4%

Income before income taxes	27,742	26,426	1,316	5.0%	9.7%	9.5%

Income tax expense	4,774	2,833	1,941	68.5%	1.7%	1.0%
Net income	$22,968	$23,593	$(625)	-2.6%	8.0%	8.5%

	Six Months Ended August 31,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Sales revenue, net
Personal Care	$229,916	$238,014	$(8,098)	-3.4%	39.1%	43.4%
Housewares	124,819	116,794	8,025	6.9%	21.3%	21.3%
Healthcare / Home Environment **	232,887	194,079	38,808	20.0%	39.6%	35.3%
Total sales revenue, net	587,622	548,887	38,735	7.1%	100.0%	100.0%
Cost of goods sold	349,444	326,692	22,752	7.0%	59.5%	59.5%
Gross profit	238,178	222,195	15,983	7.2%	40.5%	40.5%

Selling, general, and administrative expense	176,189	161,192	14,997	9.3%	30.0%	29.4%
Operating income	61,989	61,003	986	1.6%	10.5%	11.1%

Nonoperating income (expense), net	54	(515)	569	*	0.0%	-0.1%
Interest expense	(6,442)	(6,694)	252	-3.8%	-1.1%	-1.2%
Total other income (expense)	(6,388)	(7,209)	821	-11.4%	-1.1%	-1.3%

Income before income taxes	55,601	53,794	1,807	3.4%	9.5%	9.8%

Income tax expense	9,161	5,596	3,565	63.7%	1.6%	1.0%
Net income	$46,440	$48,198	$(1,758)	-3.6%	7.9%	8.8%

*                           Calculation is not meaningful

**                     Includes PUR net sales revenues for the three- and six-month periods ended August 31, 2012 of $26.25 and $50.54 million, respectively.

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2012 increased $9.99 and $38.74 million to $287.41 and $587.62 million, respectively, compared to $277.42 and $548.89 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment decreased $2.93 million, or 2.5 percent, for the three month period ended August 31, 2012, and decreased $8.10 million, or 3.4 percent, for the six month period ended August 31, 2012, when compared to the same periods last year.  Net sales revenue in our Housewares segment increased $0.72 million, or 1.1 percent, for the three month period ended August 31, 2012, and increased $8.03 million, or 6.9 percent, for the six month period ended August 31, 2012, when compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment increased $12.20 million, or 12.4 percent, for the three month period ended August 31, 2012, and increased $38.81 million, or 20.0 percent, for the six month period ended August 31, 2012, when compared to the same periods last year.  The Healthcare / Home Environment segment’s results for the three- and six-month periods ended August 31, 2012 include $26.25 and $50.54 million, respectively, of incremental net sales revenue from our PUR water filtration business, which was acquired on December 30, 2011.

Impact of acquisitions on net sales revenue:

Net sales revenue from the PUR acquisition contributed 9.5 and 9.2 percentage points, respectively, or $26.25 and $50.54 million, respectively to our consolidated net sales revenue growth for the three- and six-month periods ended August 31, 2012.  The PUR business operates as part of the Healthcare / Home Environment segment.  Organic growth in our Housewares segment was offset by declines in our Personal Care and Healthcare / Home Environment segments’ core businesses.  The following tables set forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended August 31,
	2012	2011

Prior year’s sales revenue, net	$277,420	$174,823

Components of net sales revenue change
Core business	(16,261)	4,321
Incremental net sales revenue from acquisitions:
Kaz (three months in fiscal 2012)	-	98,276
PUR (three months in fiscal 2013)	26,252	-
Change in sales revenue, net	9,991	102,597
Sales revenue, net	$287,411	$277,420

Total net sales revenue growth	3.6%	58.7%
Core business	-5.9%	2.5%
Acquisitions	9.5%	56.2%

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Six Months Ended August 31,
	2012	2011

Prior year’s sales revenue, net	$548,887	$334,976

Components of net sales revenue change
Core business	(11,808)	13,319
Incremental net sales revenue from acquisitions:
Pert Plus & Sure (one month in fiscal 2012)	-	6,513
Kaz (six months in fiscal 2012)	-	194,079
PUR (six months in fiscal 2013)	50,543	-
Change in sales revenue, net	38,735	213,911
Sales revenue, net	$587,622	$548,887

Total net sales revenue growth	7.1%	63.9%
Core business	-2.2%	4.0%
Acquisitions	9.2%	59.9%

In the above tables, core business is net sales revenue associated with product lines or brands after the first twelve months from the date a business, product line or brand was acquired. Net sales revenue from internally developed brands or product lines are always considered core business. Net sales revenue from acquisitions is net sales revenues associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Impact of foreign currencies on net sales revenue:

During each of the three- and six-month periods ended August 31, 2012, we transacted approximately 16 percent of our net sales revenues in foreign currencies.  During the three- and six-month periods ended August 31, 2011, we transacted approximately 17 and 19 percent, respectively, of our net sales revenues in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. For the three- and six-month periods ended August 31, 2012, the impact of net foreign currency exchange rates decreased our international net sales revenue by approximately $3.28 and $5.93 million, respectively.  Most of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

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

Personal Care Segment - Net sales revenue in the Personal Care segment for the three month period ended August 31, 2012 decreased $2.93 million, or 2.5 percent, to $112.36 million compared with $115.30 million for the same period last year.  Net sales revenue in the Personal Care segment for the six month period ended August 31, 2012 decreased $8.10 million, or 3.4 percent, to $229.92 million compared with $238.01 million for the same period last year.

Personal Care net sales revenue continues to be negatively impacted by the following factors:

•                 A difficult U.S. retail sales environment, resulting in soft consumer spending;

•                 Challenging macroeconomic conditions in Europe and Latin America;

•                 Increases in competitive trade promotional activities, including a major hair category launch by a significant competitor;

•                 The impact of inventory reductions and shifts in category emphasis by certain retailers;

•                 A difficult year-over-year comparison due to new product distribution fill-in with a key customer during the same period last year, compared with reorder activity for the same product in the current year;

•                 Unforecasted demand and product availability issues with certain suppliers; and

•                 The impact of foreign currency fluctuations on U.S. Dollar reported net sales.

We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on the direction of consumer sentiment, which requires continued improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment – Segment net sales revenue for the three months ended August 31, 2012 increased $0.72 million, or 1.1 percent, to $64.57 million compared with $63.85 million for the same period last year.  Segment net sales revenue for the six months ended August 31, 2012 increased $8.03 million, or 6.9 percent, to $124.82 million compared with $116.79 million for the same period last year.  Modest net sales revenue growth in the second fiscal quarter was the result of:

•                 A difficult retail sales environment, resulting in soft consumer spending;

•                 Increased competition from competitors who are offering heavy promotional price discounts to capture market share;

•                 Loss of distribution volume due to pricing, and

•                 The impact of our first quarter aggressive seasonal closeout sales.

As we reported last quarter, some level of sales were concentrated in the first fiscal quarter of this fiscal year that might otherwise normally occur over the remainder of the fiscal year. We believe that most of the unfavorable impact of this closeout acceleration was experienced in the second fiscal quarter of this fiscal year.  The segment continues to experience growth in its food preparation, bath, cleaning, and baby and toddler categories.

Healthcare / Home Environment – Segment net sales revenue for the three months ended August 31, 2012 increased $12.20 million, or 12.4 percent, to $110.48 million compared with $98.28 million for the same period last year.  Segment net sales revenue for the six months ended August 31, 2012 increased $38.81 million, or 20.0 percent, to $232.89 million compared with $194.08 million for the same period last year.  The Healthcare / Home Environment segment’s results for the three- and six-month periods ended August 31, 2012 include $26.25 and $50.54  million, respectively, of incremental net sales revenue from our PUR water filtration business, which was acquired on December 30, 2011. The core business categories in the segment experienced sales declines of $14.05 million, or 14.3 percent and $11.74 million, or 6.0 percent, respectively for the three- and six-month periods ended August 31, 2012 compared to the same periods last year. Healthcare / Home Environment net sales revenue over both periods was negatively impacted by the following factors:

•                 Difficult U.S. and European retail sales environments;

•                 The impact of high seasonal inventory levels at retail due to the previous warm winter and mild cold and flu season.  This will also impact the coming cold and flu seasons early orders as prior year inventory stocks at retailers are sold off before replenishment orders are placed;

•                 Lost shelf placement on certain key products due to competitive pricing pressures; and

•                 The impact of foreign currency fluctuations on U.S. Dollar reported net sales.

Strong summer season fan sales and early season thermometer sales helped to offset some of the core business category declines.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended August 31, 2012 increased 0.2 percentage points to 40.7 percent compared to 40.5 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales revenue for the six months ended August 31, 2012 of 40.5 percent was flat compared to same period last year.  In the second fiscal quarter and for the fiscal year-to-date, our consolidated gross profit margin continued to be unfavorably impacted by the combined effects of foreign currency exchange rates on net sales and general product cost increases across all segments.  These unfavorable impacts were offset by the PUR water filtration acquisition, which has favorably impacted consolidated gross profit margins.

Our product sourcing mix is heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. dollar. As a result, we believe China’s currency may continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time.  Furthermore, if increases in the underlying costs of labor and commodities in China continue, we expect that they would also result in future increases in our product costs.

Selling, general and administrative expense:

SG&A increased 0.5 percentage points, or $4.26 million in dollar terms, to 30.0 percent of net sales revenue for the three month period ended August 31, 2012, compared to 29.5 percent for the same period last year.  SG&A increased 0.6 percentage points, or $15.00 million in dollar terms, to 30.0 percent of net sales revenue for the six month period ended August 31, 2012, compared to 29.4 percent for the same period last year. The year-over-year increases in SG&A as a percentage of net sales revenue are primarily due to:

•                 Higher overall media advertising costs;

•                 Transition service fees incurred through June 2012 in connection with the acquisition of the PUR business, which we did not incur during the first two fiscal quarters last year;

•                 Higher incentive compensation expense associated with a new performance bonus plan for our Chief Executive Officer;

•                 Higher depreciation as a result of an upgrade of our Enterprise Resource Planning system; and

•                 Higher amortization of intangible assets as a result of the PUR acquisition.

Operating income by segment:

The following table sets forth, for the periods indicated, our operating income by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Personal Care	$11,880	$11,155	$725	6.5%	10.6%	9.7%
Housewares	12,078	11,973	105	0.9%	18.7%	18.8%

Healthcare / Home Environment *	6,883	7,221	(338)	-4.7%	6.2%	7.3%
Total operating income	$30,841	$30,349	$492	1.6%	10.7%	10.9%

	Six Months Ended August 31,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Personal Care	$23,760	$31,007	$(7,247)	-23.4%	10.3%	13.0%

Housewares	23,355	22,838	517	2.3%	18.7%	19.6%

Healthcare / Home Environment *	14,874	7,158	7,716	107.8%	6.4%	3.7%
Total operating income	$61,989	$61,003	$986	1.6%	10.5%	11.1%

*  Includes three- and six-months of PUR operating income in fiscal 2012

We compute operating income for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  In fiscal 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal 2012.  These allocations are costs of corporate and operating functions that are shared by the segments.   We made this change because we now have a complete fiscal year’s operating experience with the Healthcare / Home Environment segment.  In the past year, we have integrated certain of the segment’s corporate and operating functions into consolidated corporate and shared operating functions. For the three- and six-month periods ended August 31, 2012, the allocation totaled $4.10 and $8.22 million, respectively, compared to $1.51 and $3.01 million, respectively, for the same periods last year.

The Personal Care segment’s operating income increased $0.73 million, or 6.5 percent, for the three month period ended August 31, 2012 compared to the same period last year.  The Personal Care segment’s operating income decreased $7.25 million, or 23.4 percent, for the six month period ended August 31, 2012 compared to the same period last year.  The fiscal year-to-date decline is principally due to:

•                  A difficult U.S. retail sales environment;

•                  Challenging macroeconomic conditions in Europe and Latin America;

•                  Increases in competitive trade promotional activities, including a major hair category launch by a significant competitor;

•                  Increased competition from competitors who are offering heavy promotional price discounts to capture market share;

•                  The impact of foreign currency fluctuations on U.S. Dollar reported net sales;

•                  Increased air freight costs incurred to mitigate the impact of product availability issues due primarily to the closure of a supplier;

•                  Product cost increases across most product categories; and

•                  Higher depreciation as a result of an upgrade of our Enterprise Resource Planning system.

The Housewares segment’s operating income increased $0.11 million, or 0.9 percent, for the three month period ended August 31, 2012 compared to the same period last year.  The Housewares segment’s operating income increased $0.52 million, or 2.3 percent, for the six month period ended August 31, 2012 compared to the same period last year.  Increases in operating income for the three- and six-month periods were due to increases in net sales revenue partially offset by overall cost of goods sold increases.

The Healthcare / Home Environment segment’s operating income decreased $0.34 million, or 4.7 percent, for the three month period ended August 31, 2012 compared to the same period last year.  The decrease in operating income is due to a reduction in sales in the core business partially offset by the incremental impact of the PUR acquisition.  The Healthcare / Home Environment segment’s operating income increased $7.72 million, or 107.8 percent, for the six month period ended August 31, 2012 compared to the same period last year.  The increase in operating income was the  result of the incremental impact of the PUR acquisition.

Interest expense:

Interest expense for the three- and six-month periods ended August 31, 2012 was $3.13 and $6.44 million, respectively, compared to $3.27 and $6.69 million, respectively, for the same periods last year.  Interest expense was slightly lower when compared to the same period last year despite higher levels of debt due to lower interest rates on short-term debt.

Income tax expense:

Income tax expense as a percentage of income before taxes for the three- and six-month periods ended August 31, 2012 was 17.2 and 16.5 percent, respectively, compared to 10.7 and 10.4 percent, respectively, for the same periods last year.   During fiscal years 2012 and 2013, our effective tax rates have been trending up primarily due to the acquisitions of Kaz and PUR, which increased the proportion of taxable income in higher tax rate jurisdictions relative to total taxable income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the six month periods ended August 31, 2012 and 2011 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Six Months Ended August 31,
	2012	2011

Accounts Receivable Turnover (Days) (1)	61.1	63.5
Inventory Turnover (Times) (1)	2.7	2.8
Working Capital (in thousands)	$173,061	$186,677
Current Ratio	1.4 : 1	1.5 : 1
Debt to Equity Ratio (2)	39.4%	39.0%
Return on Average Equity (1)	13.7%	14.6%

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

Operating activities:

Operating activities provided $10.75 million of cash during the first six months of fiscal 2012, compared to $29.29 million of cash provided during the same period in fiscal 2011.  The decrease in operating cash flow was primarily due to the timing of fluctuations in working capital components, when compared to the same period last year, as well as the purchase of PUR inventory from Procter & Gamble upon termination of a transition services agreement.

Accounts receivable increased $13.00 million to $208.28 million as of August 31, 2012, compared to $195.28 million at the end of fiscal 2012.  Accounts receivable turnover improved slightly to 61.1 days at August 31, 2012 from 63.5 days at August 31, 2011.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $72.56 million to $318.70 million as of August 31, 2012, compared to $246.14 million at the end of fiscal 2012.  Inventory turnover was 2.7 times at August 31, 2012, compared to 2.8 times at August 31, 2011. Inventories as of August 31, 2012 increased $61.09 million, when compared to August 31, 2011.  The increase is primarily due to the prior warm winter and mild cold and flu season’s negative impacts on our Healthcare / Home Environment segment shipments, the purchase of PUR inventories during the second fiscal quarter and the early ordering and holding of inventory to mitigate the impact that Chinese New Year extended factory holidays tend to have on fourth fiscal quarter deliveries.

Working capital was $173.06 million at August 31, 2012, compared to $186.68 million at August 31, 2011.  Our current ratio decreased to 1.4:1 at August 31, 2012, compared to 1.5:1 at August 31, 2011.

Investing activities:

Investing activities used $5.00 million of cash during the six month period ended August 31, 2012. Highlights of those activities follow:

•                  We spent $2.06 million on molds, tooling and other production equipment, $2.19 million on information technology infrastructure, $0.50 million to acquire a new trademark, $0.16 million on the development of new patents, and $0.85 million on other capital asset additions; and

•                  We received proceeds of $0.74 million on a note receivable associated with the fiscal 2012 sale of a land parcel in El Paso, Texas.

Financing activities:

Financing activities used $5.83 million of cash during the six month period ended August 31, 2012.  Highlights of those activities follow:

•                  We had draws of $114.95 million against our revolving credit agreement;

•                  We repaid $125.05 million drawn against our revolving credit agreement;

•                  We repaid $3.0 million of long-term debt;

•                  Employees exercised options to purchase 130,906 shares of common stock, providing $1.42 million of cash;

•                  Purchases of common stock through our employee stock purchase plan provided $0.51 million of cash; and

•                  Tax benefits associated with the exercise of options provided $4.98 million of cash.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings under the Credit Agreement accrue interest at a “Base Rate” plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the Credit Agreement) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of August 31, 2012, the revolving loan principal balance was $161.00 million and there were $0.62 million of open letters of credit outstanding against the Credit Agreement. For the three- and six-month periods ended August 31, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.61 to 3.63  percent and 1.61 to 4.00 percent, respectively.  As of August 31, 2012, the amount available for borrowings under the Credit Agreement was $88.38 million.

In addition to the Credit Agreement, at August 31, 2012, we had an aggregate principal balance of $175.00 million of Senior Notes from prior year’s financings with varying maturities due between January 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. Up to $75.00 million of the debt can be prepaid without penalty while $100.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms are defined in the various agreements).  Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt. Under the terms of our Credit Agreement, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

The table below provides the formulas for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	Credit Agreement	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	$530 Million + 100% of Increase in Equity Due to Sale of Equity Interests After August 31, 2010 + 40% of Fiscal Quarter Net Earnings After August 31, 2010 (1)	$260 Million + 25% of Fiscal Quarter Net Earnings After February 29, 2004 (1)	$500 Million + 25% of Fiscal Quarter Net Earnings After August 31, 2010 (1)
Interest Coverage Ratio	EBIT (2) ÷ Interest Expense (2)	None	EBIT (2) ÷ Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3) ÷ [EBITDA (2) + Pro Forma Effect of Acquisitions]	Total Current and Long Term Debt (3) ÷ Total Capitalization (3)	Total Current and Long Term Debt (3) ÷ [ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

As of August 31, 2012, all our debt agreements effectively limited our ability to incur more than an estimated $237.60  million of additional debt from all sources, including draws on the Credit Agreement. We are currently in compliance with the terms of our debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at August 31, 2012, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2013	2014	2015	2016	2017	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$-	$20,000	$20,000	$20,000	$20,000	$20,000

Term debt - floating rate (1)	75,000	-	75,000	-	-	-	-

Long-term incentive plan payouts	6,686	3,308	2,514	864	-	-	-

Interest on fixed rate debt	13,130	3,900	3,406	2,626	1,846	1,066	286

Interest on floating rate debt (1)	8,351	4,570	3,781	-	-	-	-

Open purchase orders	208,679	208,679	-	-	-	-	-

Minimum royalty payments	94,597	14,682	13,119	12,947	10,917	9,856	33,076

Advertising and promotional	70,004	12,629	5,927	5,942	5,729	5,723	34,054

Operating leases	23,028	6,501	5,518	5,386	2,681	1,366	1,576

Capital spending commitments	3,710	3,710	-	-	-	-	-
Total contractual obligations (2)	$603,185	$257,979	$129,265	$47,765	$41,173	$38,011	$88,992

(1)   The Company uses an interest rate hedge agreement (the “swap”),  in conjunction with its unsecured, floating interest rate, $75.00 million Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)   In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2012, we have recorded a provision for our uncertain tax positions of $13.38 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions.  Therefore, we have excluded these tax liabilities from the table above.

During fiscal 2012, we entered into an Amended and Restated Employment Agreement with Gerald J. Rubin, our Chief Executive Officer and President (the “Revised Employment Agreement”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”). The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting held on October 11, 2011. The base and incentive compensation provisions of the Revised Employment Agreement are effective for fiscal years 2013 through 2015, subject to earlier termination by either party. Substantially all of Mr. Rubin’s compensation pursuant to the Revised Employment Agreement is performance-based and contingent upon our achievement of specified performance goals.  Pursuant to the Revised Employment Agreement, Mr. Rubin received a grant of 700,000 restricted stock units (the “Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015.  Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively. Up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goals for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015.  The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of  $23.02 million.  Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period.  Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods.

Mr. Rubin is also eligible to receive an annual bonus, subject to the achievement of specified performance goals.  Any such bonus that is earned and payable will be paid two-thirds in the form of cash or cash equivalents up to a maximum of $10.00 million. The remainder will be paid in the form of restricted stock. Any restricted stock granted will vest, with respect to annual bonuses for fiscal years 2013 and 2014, on February 28, 2015, and with respect to annual bonus for fiscal year 2015, on the date the Company certifies that the performance goals have been achieved.  Additionally, under the Revised Employment Agreement, three life insurance policies and the obligation to pay the associated premiums will be transferred to Mr. Rubin over the term of the agreement subject to the Company meeting certain performance conditions.  The amount of the value of the transfer of each of the three life insurance policies (based on cash surrender values) is capped at $3.00, $4.00 and $7.00 million, respectively.

We currently expect Mr. Rubin to achieve certain performance goals for fiscal 2013 and the accompanying consolidated condensed financial statements include estimated accruals for his annual bonus, life insurance bonus and Performance RSU’s,  under the revised agreements.  Accordingly, through the six months ended August 31, 2012, we have accrued $5.00 million in cash and $1.05 million in restricted shares for the annual bonus, $1.06 million in life insurance bonus and $0.55 million for Performance RSUs.

At this time we are unable to predict with a reasonable degree of certainty whether Mr. Rubin will achieve the performance goals for fiscal years 2014 and 2015. To the extent these performance goals are achieved (in full or in part), the resulting incentive compensation expense could have a significant impact upon future SG&A and net income.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and six-month periods ended August 31, 2012 approximately 16 percent of our net sales revenue was in foreign currencies.  During the three- and six-month periods ended August 31, 2011, approximately 17 and 19 percent, respectively, of our net sales revenue was in foreign currencies.  In each of the periods, sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period. For the current fiscal year-to-date, the Renminbi’s value against the U.S. Dollar has remained relatively stable.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve. Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest rate risk:

Interest on our outstanding debt as of August 31, 2012 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes due January 2018 at 3.90 percent and floating rates are in place on $161.00 million in advances against our Credit Agreement and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due June 2014 reset as described in Note 10 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of debt, certain additional draws against the Credit Agreement (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile. We manage our floating rate debt using an interest rate swap.  As of August 31, 2012, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.46 percent as of August 31, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide if not managed with a swap. The swap is considered 100 percent effective.

In addition, during August 2012, we entered into two foreign currency swaps maturing October 2012, which we accounted for as cash flow hedges.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

August 31, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$209	$-
Foreign currency contracts - sell Euro	Cash flow	2/2013	€10,000	-	104	-
Foreign currency contracts - sell Pounds	Cash flow	2/2013	£4,500	-	9	-
Foreign currency swaps - buy Canadian	Cash flow	10/2012	$2,400	36	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,574	3,574
Total fair value				$36	$3,896	$3,574

February 29, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,531	5,022
Total fair value				$-	$3,694	$5,022

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

•                  disruptions in U.S., European and other international credit markets;

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2012.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2012, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then-existing shares of common stock authorized for repurchase in open market or through private transactions. On October 31, 2011, our Board of Directors approved a resolution to extend our existing repurchase program through October 31, 2014. Under this program, as of August 31, 2012, we are authorized by our Board of Directors to purchase up to 3,019,071 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “cashless exercise” of stock options by all plan participants. In a cashless exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Cashless exercises are accounted for by the Company as a purchase and retirement of shares.

During the three month period ended August 31, 2012 there was no open market repurchase activity, however, employees tendered 2,595 shares of common stock having an aggregate market value of $0.08 million, or an average of $31.46 per share, as payment for the exercise price arising from the exercise of options. Also, during the three month period ended August 31, 2012, directors tendered 1,122 shares of common stock having an aggregate market value of $0.03 million, or an average of $30.30 per share, in exchange for cash in connection with certain stock compensation. We accounted for this as a purchase and retirement of the shares. The following schedule sets forth the purchase activity for the three month period ended August 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 through June 30, 2012	2,801	$31.02	2,801	3,019,987
July 1 through July 31, 2012	349	32.23	349	3,019,638
August 1 through August 31, 2012	567	30.86	567	3,019,071
Total	3,717	$31.11	3,717

ITEM 6.      EXHIBITS

(a)	Exhibits

	31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document
	101.SCH**	XBRL Taxonomy Extension Schema
	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF**	XBRL Taxonomy Extension Definition Linkbase
	101.LAB**	XBRL Taxonomy Extension Label Linkbase
	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed herewith.

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

HELEN OF TROY LIMITED
(Registrant)

Date: October 10, 2012	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer

Date: October 10, 2012	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date: October 10, 2012	/s/ Richard J. Oppenheim
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