Form 10-Q
period 2012-11-30
HELEN OF TROY LTD
filed 2013-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2013
Common Shares, $0.10 par value, per share	31,779,650 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

(in thousands, except shares and par value)

	November 30,	February 29,
	2012	2012

Assets
Assets, current:
Cash and cash equivalents	$16,122	$21,846
Receivables - principally trade, less allowances of $5,323 and $5,541	258,124	195,283
Inventory, net	306,290	246,142
Prepaid expenses and other current assets	7,777	7,645
Deferred tax assets, net	17,347	17,620
Total assets, current	605,660	488,536

Property and equipment, net of accumulated depreciation of $72,344 and $62,550	97,117	100,690
Goodwill	452,253	452,350
Other intangible assets, net of accumulated amortization of $67,974 and $52,268	361,153	377,150
Deferred tax assets, net	2,652	976
Other assets, net of accumulated amortization of $5,145 and $3,938	15,512	16,021
Total assets	$1,534,347	$1,435,723

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$143,400	$171,100
Accounts payable, principally trade	86,262	69,845
Accrued expenses and other current liabilities	152,758	131,632
Income taxes payable	4,918	352
Deferred tax liabilities, net	1,289	2,960
Long-term debt, current maturities	-	3,000
Total liabilities, current	388,627	378,889

Long-term debt, excluding current maturities	175,000	175,000
Deferred tax liabilities, net	53,805	60,576
Other liabilities, noncurrent	26,648	24,529
Total liabilities	644,080	638,994

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,753,992 and 31,681,067 shares issued and outstanding	3,175	3,168
Additional paid in capital	160,844	151,006
Accumulated other comprehensive loss	(3,962)	(5,589)
Retained earnings	730,210	648,144
Total stockholders’ equity	890,267	796,729
Total liabilities and stockholders’ equity	$1,534,347	$1,435,723

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

Sales revenue, net	$374,599	$338,785	$962,221	$887,672
Cost of goods sold	226,146	205,603	575,590	532,295
Gross profit	148,453	133,182	386,631	355,377

Selling, general and administrative expense	101,401	91,354	277,590	252,546
Operating income	47,052	41,828	109,041	102,831

Nonoperating income (expense), net	(16)	190	38	(325)
Interest expense	(3,232)	(2,958)	(9,674)	(9,652)
Income before income taxes	43,804	39,060	99,405	92,854

Income tax expense:
Current	11,705	4,222	26,093	6,656
Deferred	(5,620)	1,959	(10,847)	5,121
Net income	$37,719	$32,879	$84,159	$81,077

Earnings per share:
Basic	$1.19	$1.04	$2.65	$2.59
Diluted	$1.18	$1.04	$2.64	$2.56

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,775	31,592	31,739	31,246
Diluted	31,970	31,666	31,885	31,685

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended November 30,
	2012			2011
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Net income	$43,804	$(6,085)	$37,719	$39,060	$(6,181)	$32,879

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	452	(158)	294	187	(65)	122
Interest rate settlements reclassified to income	1,000	(350)	650	922	(323)	599
Subtotal	1,452	(508)	944	1,109	(388)	721

Cash flow hedge activity - foreign currency swaps and contracts
Changes in fair market value	(596)	64	(532)	682	(228)	454
Ineffectiveness recorded in income	93	(15)	78	(40)	13	(27)
Settlements reclassified to income	350	(55)	295	75	(25)	50
Subtotal	(153)	(6)	(159)	717	(240)	477

Total other comprehensive income	1,299	(514)	785	1,826	(628)	1,198
Comprehensive income	$45,103	$(6,599)	$38,504	$40,886	$(6,809)	$34,077

	Nine Months Ended November 30,
	2012				2011
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Net income	$99,405	$(15,246)	$84,159	$92,854	$(11,777)	$81,077

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	(49)	17	(32)	(3,101)	1,342	(1,759)
Interest rate settlements reclassified to income	2,906	(1,017)	1,889	3,551	(1,404)	2,147
Subtotal	2,857	(1,000)	1,857	450	(62)	388

Cash flow hedge activity - foreign currency swaps and contracts
Changes in fair market value	(619)	73	(546)	694	(231)	463
Ineffectiveness recorded in income	44	2	46	138	(43)	95
Settlements reclassified to income	313	(43)	270	344	(111)	233
Subtotal	(262)	32	(230)	1,176	(385)	791

Auction rate security activity
Changes in fair market value	-	-	-	1,465	(520)	945
Settlements reclassified to income	-	-	-	(126)	65	(61)
Subtotal	-	-	-	1,339	(455)	884

Total other comprehensive income	2,595	(968)	1,627	2,965	(902)	2,063
Comprehensive income	$102,000	$(16,214)	$85,786	$95,819	$(12,679)	$83,140

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated  Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2012	2011

Cash provided (used) by operating activities:
Net income	$84,159	$81,077
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,591	21,066
Provision for doubtful receivables	114	605
Share-based compensation	4,417	2,231
(Gain) loss on the sale of property and equipment	43	(95)
Realized loss on investments	-	697
Deferred income taxes and tax credits	(10,906)	5,041
Changes in operating capital:
Receivables	(62,955)	(41,363)
Inventories	(60,052)	(34,530)
Prepaid expenses and other current assets	(512)	(1,071)
Other assets and liabilities, net	(469)	128
Accounts payable	16,414	23,327
Accrued expenses and other current liabilities	20,574	(1,488)
Accrued income taxes	6,909	548
Net cash provided by operating activities	24,327	56,173

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(6,405)	(11,238)
Proceeds from the sale of property and equipment	26	1,534
Proceeds from note receivable related to land sale	737	-
Proceeds from sale of investments	-	22,421
Net cash provided (used) by investing activities	(5,642)	12,717

Cash provided (used) by financing activities:
Proceeds from line of credit	184,950	809,450
Repayment of line of credit	(212,650)	(810,450)
Repayments of long-term debt	(3,000)	(53,000)
Payments of financing costs	(28)	(25)
Proceeds from share issuances under share-based compensation plans, including tax benefits	7,417	5,831
Common shares repurchased on the open market	(1,759)	-
Payment of tax obligations resulting from cashless option exercise	-	(12,546)
Share-based compensation tax benefit	661	76
Net cash used by financing activities	(24,409)	(60,664)

Net increase in cash and cash equivalents	(5,724)	8,226
Cash and cash equivalents, beginning balance	21,846	27,193
Cash and cash equivalents, ending balance	$16,122	$35,419

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

November 30, 2012

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2012 and February 29, 2012, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2012 and 2011. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2012, and our other reports on file with the Securities and Exchange Commission (“SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company,” “our Company,” “Helen of Troy,” “we,” “us,” or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries.  References to “PUR” refer to the PUR brand of water filtration products that we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates on December 30, 2011. Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment.  Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, service marks, and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their owners.  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

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

Notes 7, 9, 10, 11, 12, 14, and 15 provide additional information regarding certain of our significant long-term commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

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

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

Beginning balance	$21,860	$24,452	$26,665	$24,021
Additions to the accrual	11,027	8,124	25,800	24,620
Reductions of the accrual - payments and credits issued	(7,496)	(8,377)	(27,074)	(24,442)
Ending balance	$25,391	$24,199	$25,391	$24,199

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period and diluted earnings per share using basic earnings per share plus the effect of dilutive securities.   Our securities that can have dilutive effects consist of outstanding options to purchase common stock and contingently issuable unvested restricted share units and awards.

For the periods covered in the accompanying consolidated condensed statements of income, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

Weighted average shares outstanding, basic	31,775	31,592	31,739	31,246
Incremental shares from share-based payment arrangements	195	74	146	439
Weighted average shares outstanding, diluted	31,970	31,666	31,885	31,685

Dilutive securities, in-the-money options	354	507	348	576
Dilutive securities, restricted share units and awards	143	-	143	-
Antidilutive securities, as a result of out-of-the-money options	612	490	618	421

Note 5 – Segment Information

The following tables contain segment information for the periods covered in the accompanying consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

(in thousands)

	Personal		Healthcare / Home
November 30, 2012	Care	Housewares	Environment	Total

Sales revenue, net	$148,638	$67,787	$158,174	$374,599
Operating income	21,802	13,927	11,323	47,052
Capital and intangible asset expenditures	297	118	230	645
Depreciation and amortization	3,243	1,177	4,376	8,796

	Personal		Healthcare / Home
November 30, 2011	Care	Housewares	Environment	Total

Sales revenue, net	$148,984	$61,223	$128,578	$338,785
Operating income	17,292	11,016	13,520	41,828
Capital and intangible asset expenditures	1,876	521	1,862	4,259
Depreciation and amortization	2,640	1,765	2,970	7,375

NINE MONTHS ENDED NOVEMBER, 2012 AND 2011

(in thousands)

	Personal		Healthcare / Home
November 30, 2012	Care	Housewares	Environment	Total

Sales revenue, net	$378,554	$192,606	$391,061	$962,221
Operating income	45,562	37,282	26,197	109,041
Capital and intangible asset expenditures	3,416	635	2,354	6,405
Depreciation and amortization	9,752	3,753	13,086	26,591

	Personal		Healthcare / Home
November 30, 2011	Care	Housewares	Environment	Total

Sales revenue, net	$386,998	$178,017	$322,657	$887,672
Operating income	48,299	33,854	20,678	102,831
Capital and intangible asset expenditures	6,509	1,486	3,243	11,238
Depreciation and amortization	7,883	4,604	8,579	21,066

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any impairment charges associated with the segment. SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  In fiscal 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal 2012.  These additional allocations are costs of corporate and operating functions that are shared by our segments.  In the past year, we have integrated certain of the segment’s corporate and operating functions into consolidated corporate and shared operating functions.  In fiscal 2012, the Healthcare / Home Environment segment did not utilize these corporate and shared operating functions as extensively as in fiscal 2013. For the three- and nine-month periods ended November 30, 2012, the allocation totaled $4.25 and $12.47 million, respectively, compared to $1.51 and $4.52 million, respectively, for the same periods last year.  We do not allocate nonoperating income and expense, interest or income taxes to operating segments.

Note 6 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	November 30,	February 29,
	2012	2012

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(3,703)	$(5,559)
Unrealized holding losses on cash flow hedges - foreign currency swaps and contracts, net of tax (2)	(259)	(30)
Total accumulated other comprehensive loss	$(3,962)	$(5,589)

(1) Includes net deferred tax benefits of $1.99 and $2.99 million at November 30, 2012 and February 29, 2012, respectively.

(2) Includes net deferred tax benefits of $0.05 and $0.02 million at November 30, 2012 and February 29, 2012, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 29,
	(Years)	2012	2012

Land	-	$8,767	$8,767
Building and improvements	3 - 40	66,948	66,580
Computer, furniture and other equipment	3 - 15	57,979	56,162
Tools, molds and other production equipment	1 - 10	29,849	25,617
Construction in progress	-	5,918	6,114
Property and equipment, gross		169,461	163,240
Less accumulated depreciation		(72,344)	(62,550)
Property and equipment, net		$97,117	$100,690

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 29,
	2012	2012

Accrued sales returns, discounts and allowances	$37,870	$29,481
Accrued warranty returns	25,391	26,665
Accrued compensation, benefits and payroll taxes	30,062	31,754
Accrued advertising	12,110	7,849
Accrued royalties	9,411	6,990
Accrued property, sales and other taxes	8,654	5,745
Accrued legal expenses and professional fees	9,582	5,364
Derivative liabilities	3,404	3,694
Other	16,274	14,090
Total accrued expenses and other current liabilities	$152,758	$131,632

OTHER LIABILITIES, NONCURRENT

(in thousands)

	November 30,	February 29,
	2012	2012

Deferred compensation liability	$5,940	$4,478
Liability for uncertain tax positions	16,159	13,213
Derivative liabilities	2,673	5,022
Other liabilites	1,876	1,816
Total other liabilities, noncurrent	$26,648	$24,529

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2012				February 29, 2012
	Gross	Cumulative			Gross	Cumulative

	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book

Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,842	$(46,490)	$-	$35,352	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite	75,803	-	-	75,803	75,303	-	-	75,303
Trademarks - finite	150	-	(71)	79	150	-	(67)	83
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(15,473)	3,210	19,564	-	(15,967)	3,597
Other intangibles - finite	49,437	-	(19,489)	29,948	49,437	-	(15,012)	34,425
Total Personal Care	236,215	(46,490)	(35,033)	154,692	236,596	(46,490)	(31,046)	159,060

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,764	-	(9,877)	5,887	15,774	-	(9,000)	6,774
Total Housewares	257,095	-	(9,877)	247,218	257,105	-	(9,000)	248,105

Healthcare / Home Environment:
Goodwill	250,770	-	-	250,770	250,867	-	-	250,867
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(2,715)	12,585	14,900	-	(481)	14,419
Other Intangibles - finite	114,490	-	(20,349)	94,141	114,790	-	(11,741)	103,049
Total Healthcare / Home Environment	434,560	-	(23,064)	411,496	434,557	-	(12,222)	422,335

Total	$927,870	$(46,490)	$(67,974)	$813,406	$928,258	$(46,490)	$(52,268)	$829,500

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in the accompanying consolidated condensed statements of income, as well as our estimated amortization expense for the fiscal years 2013 through 2018.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

November 30, 2012	$5,538
November 30, 2011	$4,952

Aggregate Amortization Expense
For the nine months ended

November 30, 2012	$16,800
November 30, 2011	$14,001

Estimated Amortization Expense
For the fiscal years ended

February 2013	$22,314
February 2014	$21,588
February 2015	$21,019
February 2016	$20,835
February 2017	$20,500
February 2018	$16,677

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

In connection with this acquisition, we entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for, and supply certain products to the Company in exchange for specified fees. In the second quarter of fiscal 2013, we finished using certain of these services and acquired the remaining PUR inventory on-hand from P&G. The remaining transitional agreements are supply agreements that we expect to phase out during fiscal 2014.

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

We estimated the fair values of the PUR assets acquired by applying income and market approaches. The fair value measurement of the intangible assets is based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.  Key assumptions included various discount rates based upon a 15.2 percent weighted average cost of capital, a royalty rate of 7.0 percent used to determine the trademark fair value, royalty rates of 0.5 to 1.0 percent used to determine patent estate values, and customer attrition rates of 5.0 percent per year used to determine customer list value.

Note 10 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2012, the outstanding revolving loan principal balance was $143.40 million and there were $0.43 million of open letters of credit outstanding against the Credit Agreement. For the three- and nine-month periods ended November 30, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.59 to 4.00 percent during both periods, respectively.  As of November 30, 2012, the amount available for borrowings under the Credit Agreement was $106.17 million.

Long-Term Debt – A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)
	Original
	Date	Interest		November 30,	February 29,
	Borrowed	Rates	Matures	2012	2012

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008. Paid in July 2012.	07/97	7.24%	07/12	$-	$3,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				175,000	178,000
Less current maturities of long-term debt				-	(3,000)
Long-term debt, excluding current maturities				$175,000	$175,000

(1)        Floating interest rates have been hedged with an interest rate swap (the “Swap”) to effectively fix interest rates. Additional information regarding the swap is provided in Note 12 to these consolidated condensed financial statements.

The fair market value of the fixed rate debt at November 30, 2012, computed using a discounted cash flow analysis, was $105.49 million compared to the $100.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2012.

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

As of November 30, 2012, our debt agreements effectively limited our ability to incur more than $249.12 million of additional debt from all sources, including draws on the Credit Agreement. As of November 30, 2012, we were in compliance with the terms of all of our debt agreements.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)
		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	November 30, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$850	$850	$-

Liabilities:
Long-term debt - fixed rate (1)	$105,492	$-	$105,492
Long-term debt - floating rate	75,000	-	75,000
Interest rate swap	5,696	-	5,696
Foreign currency contracts and swaps	381	-	381
Total liabilities	$186,569	$-	$186,569

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 29, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$801	$801	$-
Note receivable (1)	737	-	737
Total assets	$1,538	$801	$737

Liabilities:
Long-term debt - fixed rate (1)	$104,450	$-	$104,450
Long-term debt - floating rate	75,000	-	75,000
Interest rate swap	8,553	-	8,553
Foreign currency contracts	163	-	163
Total liabilities	$188,166	$-	$188,166

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

We classify our note receivable as a Level 2 asset and our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial assets and liabilities requires the use of discount rates based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the note receivable was computed using a discounted cash flow analysis and a discount rate of 6.95 percent at February 29, 2012. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rate of 2.07 percent at November 30, 2012 (one Senior Note) and rates ranging from 0.54 to 3.54 percent at February 29, 2012 (multiple Senior Notes), depending on the term of the loan. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2012, approximately 18 and 17 percent, respectively, of our net sales revenue was in foreign currencies.  During the three- and nine-month periods ended November 30, 2011, approximately 20 and 19 percent, respectively, of our net sales revenue was in foreign currencies.  In each of the periods, sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax expense lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.  For the three- and nine-month periods ended November 30, 2012, we recorded net foreign exchange gains (losses), including the impact of currency hedges and currency swaps, of ($0.06) and ($0.23) million, respectively, in SG&A and ($0.07) and $0.10 million, respectively, in income tax expense.  For the three- and nine-month periods ended November 30, 2011, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($1.44) and ($1.64) million, respectively, in SG&A and $0.14 and $0.06 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our outstanding debt as of November 30, 2012 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes due January 2018 at 3.90 percent and floating rates are in place on $143.40 million in advances against our Credit Agreement and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due June 2014 reset as described in Note 10, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

We manage our floating rate debt using an interest rate swap.  As of November 30, 2012, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of

5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.36 percent as of November 30, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide if not managed with a swap. The swap is considered 100 percent effective.

In addition, beginning in August 2012, we entered into a series of foreign currency swaps.  The currently outstanding foreign currency swaps mature in December 2012.  The foreign currency swaps are accounted for as cash flow hedges.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)
November 30, 2012
				Accrued
				Expenses
		Final		and Other	Other
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$3,000	$75	$-
Foreign currency contracts - sell Euro	Cash flow	2/2013	€4,500	232	-
Foreign currency contracts - sell Pounds	Cash flow	2/2013	£3,000	51	-
Foreign currency swaps - buy Canadian	Cash flow	12/2012	$1,500	23	-
Interest rate swap	Cash flow	6/2014	$75,000	3,023	2,673
Total fair value				$3,404	$2,673

February 29, 2012
				Accrued
				Expenses
		Final		and Other	Other
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	3,531	5,022
Total fair value				$3,694	$5,022

The pre-tax effect of derivative instruments for the periods covered in the accompanying consolidated condensed financial statements are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)
	Three Months Ended November 30,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2012	2011	Location	2012	2011	Location	2012	2011

Currency contracts and swaps - cash flow hedges	$(596)	$682	SG&A	$(350)	$(75)	SG&A	$(93)	$40
Interest rate swaps - cash flow hedges	452	187	Interest expense	(1,000)	(922)		-	-
Total	$(144)	$869		$(1,350)	$(997)		$(93)	$40

	Nine Months Ended November 30,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2012	2011	Location	2012	2011	Location	2012	2011

Currency contracts and swaps - cash flow hedges	$(619)	$694	SG&A	$(313)	$(344)	SG&A	$(44)	$(138)
Interest rate swaps - cash flow hedges	(49)	(3,101)	Interest expense	(2,906)	(3,551)		-	-
Total	$(668)	$(2,407)		$(3,219)	$(3,895)		$(44)	$(138)

(1)  The amounts shown represent the ineffective portion of the change in fair value of cash flow hedges.

We expect net losses of $0.38 million associated with foreign currency contracts and a foreign currency swap, and a loss of $3.02 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

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

Note 13 – Repurchase of Helen of Troy Common Stock

As of November 30, 2012, we are authorized by our Board of Directors to purchase up to 2,958,137 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

For the periods covered in the accompanying consolidated condensed financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

Common stock repurchased on the open market Number of shares	61,426	-	61,426	-
Aggregate market value of shares (in thousands)	$1,759	$-	$1,759	$-
Average price per share	$28.64	$-	$28.64	$-

Common stock received from stock option exercises Number of shares	1,752	6,616	48,791	1,072,878
Aggregate market value of shares (in thousands)	$58	$187	$1,615	$38,368
Average price per share	$33.18	$28.23	$33.11	$35.76

Note 14 – Share-Based Compensation Plans

We have options and restricted shares outstanding under two expired and three active share-based compensation plans.

During the three- and nine-month periods ended November 30, 2012, the Company granted options to purchase 1,500 and 309,500 shares of common stock, respectively.  For the fiscal year to date, these options were granted at exercise prices ranging from $29.29 to $34.72 per share to certain of our officers, employees and new hires.  The fair value of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $10.17 to $14.57 for grants with terms of four and five years.  The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk free interest rates ranging from 0.55 to 0.86 percent; zero dividend yield; and expected volatilities ranging from 45.11 to 52.48 percent.

During the three- and nine-month periods ended November 30, 2012, the Company granted 2,628 and 7,884 shares of restricted stock, respectively, to certain board members having fair values at the date of grant ranging from $30.30 to $32.88 per share and a total value granted of $0.08 and $0.25 million, respectively. The restricted stock awards vested immediately and were valued at the fair value of the Company’s common stock at the date of the grant.

A significant portion of our Chief Executive Officer’s current and long-term incentive compensation will be settled in restricted stock, as described below.  The expense impact of this compensation for the three- and nine-month periods ended November 30, 2012 has been included in the following table.

On March 1, 2012, under the terms of his employment agreement, our Chief Executive Officer and President was granted 700,000 restricted stock units (the “Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015.  Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively.  With respect to fiscal year 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015.  A portion of any Performance RSUs earned in fiscal 2013 and 2014 will be subject to annual vesting requirements through fiscal 2015.  The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million.  Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period.  Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods.

Our Chief Executive Officer and President is also eligible to receive an annual bonus, subject to the achievement of specified performance goals.  Any such bonus that is earned and payable will be paid two-thirds in the form of cash or cash equivalents up to a maximum of $10.00 million. The remainder will be paid in the form of restricted stock. Any restricted stock granted will vest, with respect to annual bonuses for fiscal years 2013 and 2014, on February 28, 2015, and with respect to annual bonus for fiscal year 2015, on the date the Company certifies that the performance goals have been achieved.  These restricted stock grants are accrued throughout the period they are expected to vest.

Accruals for Performance RSUs and restricted stock grants are shown in the line below entitled “Performance based restricted stock awards and units.”

During the three- and nine-month periods ended November 30, 2012, employees exercised stock options to purchase 25,050 and 155,956 shares of common stock, respectively.

We recorded share-based compensation expense in SG&A for the periods covered in the accompanying consolidated condensed financial statements as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

Stock options	$572	$537	$1,731	$1,541
Directors stock compensation	120	531	357	531
Performance based restricted stock awards and units	701	-	2,296	-
Employee stock purchase plan	2	-	140	159
Share-based payment expense	1,395	1,068	4,524	2,231
Less income tax benefits	(203)	(24)	(661)	(76)
Share-based payment expense, net of income tax benefits	$1,192	$1,044	$3,863	$2,155

Earnings per share impact of share-based payment expense:
Basic	$0.04	$0.03	$0.12	$0.07
Diluted	$0.04	$0.03	$0.12	$0.07

Note 15 – Subsequent Events

Distribution Facility Construction Agreements - In December 2012, the Company entered into a series of agreements with various parties for the acquisition and construction of a new 1.3 million square foot distribution facility to be built to our specifications on approximately 84 acres of land in Olive Branch, Mississippi. The total cost of the project after certain incentives and sales tax exemptions is approximately $37.00 million, including distribution equipment and IT infrastructure.  These costs are subject to usual and customary adjustments. The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses.  This will allow for continued expansion of our U.S. based Housewares and Personal Care liquid, solid- and powder-based personal care and grooming products within our existing 1.2 million square foot distribution facility in Southaven, Mississippi.  We expect to fund the project out of a combination of cash from operations, our existing revolving line of credit and new long-term debt. The new facility is expected to become operational during the third quarter of fiscal year 2014. At that time, we will vacate an existing leased facility in Memphis, Tennessee.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (“SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this report.

RECENT DEVELOPMENTS:

In December 2012, the Company entered into a series of agreements with various parties for the acquisition and construction of a new 1.3 million square foot distribution facility to be built to our specifications on approximately 84 acres of land in Olive Branch, Mississippi. The total cost of the project after certain incentives and sales tax exemptions is approximately $37.00 million, including distribution equipment and IT infrastructure.  These costs are subject to usual and customary adjustments. The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses.  This will allow for continued expansion of our U.S. based Housewares and Personal Care liquid, solid- and powder-based personal care and grooming products within our existing 1.2 million square foot distribution facility in Southaven, Mississippi.  We expect to fund the project out of a combination of cash from operations, our existing revolving line of credit and new long-term debt. The new facility is expected to become operational during the third quarter of fiscal year 2014. At that time, we will vacate an existing leased facility in Memphis, Tennessee.

OVERVIEW OF THE QUARTER’S RESULTS:

Our business is dependent on discretionary consumer demand for most of our products.  Consumer demand is sensitive to a number of factors that influence consumer spending including general economic conditions, disposable income, fluctuating food, fuel and energy costs, recession and the possibility of recession, unemployment, housing market activity, and the uncertainty surrounding the U.S. “Fiscal Cliff” negotiations along with widespread skepticism about the related implementation of any resulting agreements.  We have now been operating under a protracted environment of economic challenges driving consumer uncertainty since the 2008-2009 economic downturn. In the U.S., the economic recovery remains sluggish and holiday retail sales are reported to be lower than expected, although marginally improved over last year.  Most longer-term economic forecasts suggest moderate domestic growth the rest of this decade.  With respect to our international businesses, the recession in Europe continues to impact major markets, while in Latin America modest growth has begun in countries such as Mexico, Chile and Peru.

In our third fiscal quarter, we continued to be constrained by the current economic conditions.  We continue to believe that increases in consumer spending are concentrated in non-discretionary categories.  Consumers are cautious, thrifty and promotion oriented, which has reduced consumption and impacted sales mix in many of our product categories.  During the latest quarter, our top-line performance was primarily driven by solid growth in our Housewares segment, the impact of our recent PUR acquisition, and modestly improved sales in the remaining core of our Healthcare / Home Environment segment.  Net sales revenue in our Personal Care segment was essentially flat in comparison to the same period last year, which is an improvement in the segment’s recent year-over-year trend.  Promotional pressure, soft takeaway at retail, shelf placement challenges, cost pressures from our suppliers, and the general economic uncertainties discussed above continue to keep us cautious regarding our outlook for the remainder of fiscal 2013.

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2012 increased $35.81 and $74.55 million to $374.60 and $962.22 million, respectively, compared to $338.79 and $887.67 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment decreased $0.35 million, or 0.2 percent, for the three month period ended November 30, 2012, and decreased $8.44 million, or 2.2 percent, for the nine month period ended November 30, 2012, when compared to the same periods last year.  Net sales revenue in our Housewares segment increased $6.56 million, or 10.7 percent, for the three month period ended November 30, 2012, and increased $14.59 million, or 8.2 percent, for the nine month period ended November 30, 2012, when compared to the same periods last year.  Net sales revenue in our Healthcare / Home Environment segment increased $29.60 million, or 23.0 percent, for the three month period ended November 30, 2012, and increased $68.40 million, or 21.2 percent, for the nine month period ended November 30, 2012, when compared to the same periods last year.  The Healthcare / Home Environment segment’s results for the three- and nine-month periods ended November 30, 2012 include $28.08 and $78.62 million, respectively, of incremental net sales revenue from our PUR water filtration business, which was acquired on December 30, 2011.  In addition to our net sales revenue performance discussed above, key results for the three- and nine-month periods ended November 30, 2012 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended November 30, 2012 increased 0.3 percentage points to 39.6 percent compared to 39.3 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales revenue for the nine month period ended November 30, 2012 increased 0.2 percentage points to 40.2 percent compared to 40.0 percent for the same period last year.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue increased 0.1 percentage points to 27.1 percent for the three months ended November 30, 2012 compared to 27.0 percent for the same period last year. SG&A as a percentage of net sales revenue for the nine months ended November 30, 2012 increased 0.3 percentage points to 28.8 percent compared to 28.5 percent for the same period last year.

•                 For the three- and nine- month periods ended November 30, 2012, operating income increased to $47.05 and $109.04 million compared to $41.83 and $102.83 million, respectively, for the same periods last year. For the three- and nine-month periods ended November 30, 2012, this represents a year-over-year increase of 12.5 and 6.0 percent for each period, respectively.

•                 For the three- and nine-month periods ended November 30, 2012, our net income was $37.72 and $84.16 million, respectively, compared to $32.88 and $81.08 million, respectively, for the same periods last year, a increase of 14.7 and 3.8 percent, respectively.  For the three- and nine-month periods ended November 30, 2012, our diluted earnings per share was $1.18 and $2.64 compared to $1.04 and $2.56, respectively, for the same periods last year.

RESULTS OF OPERATIONS

Comparison of the three- and nine-month periods ended November 30, 2012 to the same periods ended November 30, 2011

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Sales revenue, net
Personal Care	$148,638	$148,984	$(346)	-0.2%	39.7%	44.0%
Housewares	67,787	61,223	6,564	10.7%	18.1%	18.1%
Healthcare / Home Environment **	158,174	128,578	29,596	23.0%	42.2%	37.9%
Total sales revenue, net	374,599	338,785	35,814	10.6%	100.0%	100.0%
Cost of goods sold	226,146	205,603	20,543	10.0%	60.4%	60.7%
Gross profit	148,453	133,182	15,271	11.5%	39.6%	39.3%

Selling, general, and administrative expense	101,401	91,354	10,047	11.0%	27.1%	27.0%
Operating income	47,052	41,828	5,224	12.5%	12.6%	12.3%

Nonoperating income (expense), net	(16)	190	(206)	*	0.0%	0.1%
Interest expense	(3,232)	(2,958)	(274)	9.3%	-0.9%	-0.9%
Total other income (expense)	(3,248)	(2,768)	(480)	17.3%	-0.9%	-0.8%

Income before income taxes	43,804	39,060	4,744	12.1%	11.7%	11.5%

Income tax expense	6,085	6,181	(96)	-1.6%	1.6%	1.8%
Net income	$37,719	$32,879	$4,840	14.7%	10.1%	9.7%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Sales revenue, net
Personal Care	$378,554	$386,998	$(8,444)	-2.2%	39.3%	43.6%
Housewares	192,606	178,017	14,589	8.2%	20.0%	20.1%
Healthcare / Home Environment **	391,061	322,657	68,404	21.2%	40.6%	36.3%
Total sales revenue, net	962,221	887,672	74,549	8.4%	100.0%	100.0%
Cost of goods sold	575,590	532,295	43,295	8.1%	59.8%	60.0%
Gross profit	386,631	355,377	31,254	8.8%	40.2%	40.0%

Selling, general, and administrative expense	277,590	252,546	25,044	9.9%	28.8%	28.5%
Operating income	109,041	102,831	6,210	6.0%	11.3%	11.6%

Nonoperating income (expense), net	38	(325)	363	*	0.0%	0.0%
Interest expense	(9,674)	(9,652)	(22)	0.2%	-1.0%	-1.1%
Total other income (expense)	(9,636)	(9,977)	341	-3.4%	-1.0%	-1.1%

Income before income taxes	99,405	92,854	6,551	7.1%	10.3%	10.5%

Income tax expense	15,246	11,777	3,469	29.5%	1.6%	1.3%
Net income	$84,159	$81,077	$3,082	3.8%	8.7%	9.1%

*                  Calculation is not meaningful

**            Includes PUR net sales revenues for the three- and nine-month periods ended November 30, 2012 of $28.08 and $78.62 million, respectively.

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2012 increased $35.81 and $74.55 million to $374.60 and $962.22 million, respectively, compared to $338.79 and $887.67 million, respectively, for the same periods last year.  Net sales revenue in our Personal Care segment decreased $0.35 million, or 0.2 percent, for the three month period ended November 30, 2012, and decreased $8.44 million, or 2.2 percent, for the nine month period ended November 30, 2012, when compared to the same periods last year.  Net sales revenue in our Housewares segment increased $6.56 million, or 10.7 percent, for the three month period ended November 30, 2012, and increased $14.59 million, or 8.2 percent, for the nine month period ended November 30, 2012, when compared to the same periods last year.  Net sales revenue in our Healthcare / Home Environment segment increased $29.60 million, or 23.0 percent, for the three month period ended November 30, 2012, and increased $68.40 million, or 21.2 percent, for the nine month period ended November 30, 2012, when compared to the same periods last year.  The Healthcare / Home Environment segment’s results for the three- and nine-month periods ended November 30, 2012 include $28.08 and $78.62 million, respectively, of incremental net sales revenue from our PUR water filtration business, which was acquired on December 30, 2011.

Impact of acquisitions on net sales revenue:

Net sales revenue from the PUR acquisition contributed 8.3 and 8.9 percentage points, respectively, or $28.08 and $78.62 million, respectively, to our consolidated net sales revenue growth for the three- and nine-month periods ended November 30, 2012.  The PUR business operates as part of the Healthcare / Home Environment segment.  For the three months ended November 30, 2012, there was organic growth in our Housewares and Healthcare / Home Environment segments, and our Personal Care segment’s core business was essentially flat.  For the nine month period ended November 30, 2012, organic growth in our Housewares segment was offset by declines in our Personal Care and Healthcare / Home Environment segments’ core businesses.  The following tables set forth the impact acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended November 30,

	2012	2011

Prior year’s sales revenue, net	$338,785	$205,001

Components of net sales revenue change
Core business	7,738	5,206
Incremental net sales revenue from acquisitions:
Kaz (three months in fiscal 2012)	-	128,578
PUR (three months in fiscal 2013)	28,076	-
Change in sales revenue, net	35,814	133,784
Sales revenue, net	$374,599	$338,785

Total net sales revenue growth	10.6%	65.3%
Core business	2.3%	2.5%
Acquisitions	8.3%	62.7%

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,

	2012	2011

Prior year’s sales revenue, net	$887,672	$539,977

Components of net sales revenue change
Core business	(4,070)	18,525
Incremental net sales revenue from acquisitions:
Pert Plus & Sure (one month in fiscal 2012)	-	6,513
Kaz (nine months in fiscal 2012)	-	322,657
PUR (nine months in fiscal 2013)	78,619	-
Change in sales revenue, net	74,549	347,695
Sales revenue, net	$962,221	$887,672

Total net sales revenue growth	8.4%	64.4%
Core business	-0.5%	3.4%
Acquisitions	8.9%	61.0%

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

Impact of foreign currencies on net sales revenue:

During the three- and nine-month periods ended November 30, 2012, we transacted approximately 18 and 17 percent, respectively, of our net sales revenues in foreign currencies.  During the three- and nine-month periods ended November 30, 2011, we transacted approximately 20 and 19 percent, respectively, of our net sales revenues in foreign currencies.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. For the three- and nine-month periods ended November 30, 2012, the impact of net foreign currency exchange rates decreased our international net sales revenue by approximately $0.41 and $6.34 million, respectively.  Most of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

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

Personal Care Segment - Net sales revenue in the Personal Care segment for the three month period ended November 30, 2012 decreased $0.35 million, or 0.2 percent, to $148.64 million compared with $148.98 million for the same period last year.  Net sales revenue in the Personal Care segment for the nine month period ended November 30, 2012 decreased $8.44 million, or 2.2 percent, to $378.55 million compared with $387.00 million for the same period last year.

For the three- and nine-month periods ended November 30, 2012, Personal Care net sales revenue was negatively impacted by the following factors:

•                 A difficult worldwide retail sales environment, resulting in soft consumer spending;

•                 Challenging macroeconomic conditions in Europe and Latin America;

•                 Increases in competitive trade promotional activities, including a major hair category launch by a significant competitor;

•                 The impact of product rationalization, inventory reduction and shifts in category emphasis by certain retailers; and

•                 The impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue.

For the nine month period ended November 30, 2012, Personal Care net sales revenue was negatively impacted by the following factors, in addition to the factors listed above:

•                 A difficult year-over-year comparison due to new product roll-out with a key customer during the same period last year, compared with reorder activity for the same product in the current year; and

•                 Unforecasted demand and product availability issues with certain suppliers.

We continue to expect that net sales revenue performance in our Personal Care segment will be heavily dependent on the direction of consumer sentiment, which requires continued improvements in employment, housing markets and consumers’ personal finances.

Housewares Segment – Segment net sales revenue for the three months ended November 30, 2012 increased $6.56 million, or 10.7 percent, to $67.79 million compared with $61.22 million for the same period last year.  Segment net sales revenue for the nine months ended November 30, 2012 increased $14.59 million, or 8.2 percent, to $192.61 million compared with $178.02 million for the same period last year.  The segment continues to experience growth in its food preparation, bath, cleaning, and baby and toddler categories.

Healthcare / Home Environment – Segment net sales revenue for the three months ended November 30, 2012 increased $29.60 million, or 23.0 percent, to $158.17 million compared with $128.58 million for the same period last year.  Segment net sales revenue for the nine months ended November 30, 2012 increased $68.40 million, or 21.2 percent, to $391.06 million compared with $322.66 million for the same period last year.  The Healthcare / Home Environment segment’s results for the three- and nine-month periods ended November 30, 2012 include $28.08 and $78.62 million, respectively, of incremental net sales revenue from our PUR water filtration business, which was acquired on December 30, 2011. The core business categories in the segment experienced a net sales revenue increase of $1.52 million, or 1.2 percent and a net sales revenue decline of $10.22 million, or 3.2 percent, respectively for the three- and nine-month periods ended November 30, 2012 compared to the same periods last year.  While the Healthcare / Home Environment fiscal 2013 net sales revenue has benefited from strong Braun thermometry sales and strong summer season fan sales, net sales revenue over the three- and nine-month periods continued to be negatively impacted by the following factors:

•                 A difficult worldwide retail sales environment;

•                 The impact of high seasonal inventory levels at retail due to the previous warm winter and mild cold and flu season last year, which continues to impact early orders for the upcoming winter and cold and flu seasons;

•                 Lost shelf placement on certain key products due to competitive pricing pressures; and

•                 The impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended November 30, 2012 increased 0.3 percentage points to 39.6 percent compared to 39.3 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales revenue for the nine months ended November 30, 2012 increased 0.2 percentage points to 40.2 percent compared to 40.0 percent for the same period last year.  In the third fiscal quarter and for the fiscal year-to-date, our consolidated gross profit margin continued to be unfavorably impacted by the combined effects of foreign currency exchange rates on net sales revenue and general product cost increases across all segments.  These unfavorable impacts were offset by the PUR water filtration acquisition, which has favorably impacted consolidated gross profit margins.

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

Selling, general and administrative expense:

SG&A increased 0.1 percentage point to 27.1 percent of net sales revenue for the three month period ended November 30, 2012, compared to 27.0 percent for the same period last year.  SG&A increased 0.3 percentage points to 28.8 percent of net sales revenue for the nine month period ended November 30, 2012, compared to 28.5 percent for the same period last year.

The year-over-year increase in SG&A as a percentage of net sales revenue for the third fiscal quarter is primarily due to:

•                 Higher overall media advertising costs;

•                 Higher depreciation as a result of an upgrade of our Enterprise Resource Planning system;

•                 Higher amortization of intangible assets as a result of the PUR acquisition; and

•                 A product packaging litigation expense in our Healthcare / Home Environment segment.

The fiscal year-to-date increase in SG&A as a percentage of net sales revenue is primarily due to the factors listed above and the following:

•                 Transition service fees incurred through June 2012 in connection with the acquisition of the PUR business, which we did not incur last year; and

•                 Higher incentive compensation expense associated with a new performance bonus plan for our Chief Executive Officer.

Operating income by segment:

The following table sets forth, for the periods indicated, our operating income by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Personal Care	$21,802	$17,292	$ 4,510	26.1%	14.7%	11.6%
Housewares	13,927	11,016	2,911	26.4%	20.5%	18.0%
Healthcare / Home Environment *	11,323	13,520	(2,197)	-16.3%	7.2%	10.5%
Total operating income	$47,052	$41,828	$ 5,224	12.5%	12.6%	12.3%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2012	2011	$ Change	% Change	2012	2011

Personal Care	$45,562	$48,299	$ (2,737)	-5.7%	12.0%	12.5%
Housewares	37,282	33,854	3,428	10.1%	19.4%	19.0%
Healthcare / Home Environment *	26,197	20,678	5,519	26.7%	6.7%	6.4%
Total operating income	$109,041	$102,831	$ 6,210	6.0%	11.3%	11.6%

*  Includes three- and nine-months of PUR operating income in fiscal 2013

We compute operating income for each segment based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facilities square footage.  In fiscal 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal 2012.  These additional allocations are costs of corporate and operating functions that are shared by the segments.  In the past year, we have integrated certain of the segment’s corporate and operating functions into consolidated corporate and shared operating functions. In fiscal 2012, the Healthcare / Home Environment segment did not utilize these corporate and shared operating functions as extensively as in fiscal 2013. For the three- and nine-month periods ended November 30, 2012, the allocation totaled $4.25 and $12.47 million, respectively, compared to $1.51 and $4.52 million, respectively, for the same periods last year.

The Personal Care segment’s operating income increased $4.51 million, or 26.1 percent, for the three month period ended November 30, 2012 compared to the same period last year.  The Personal Care segment’s operating income decreased $2.74 million, or 5.7 percent, for the nine month period ended November 30, 2012 compared to the same period last year.

The increase for the third fiscal quarter is principally due to:

•                 Reduced media advertising expenditures;

•                 Reduced warehousing and distribution expenditures; and

•                 Favorable net foreign exchange gains, when compared with the same period last year.

The fiscal year-to-date decrease is principally due to:

•                 A difficult worldwide retail sales environment;

•                 Challenging macroeconomic conditions in Europe and Latin America;

•                 Increases in competitive trade promotional activities, including a major hair category launch by a significant competitor;

•                 Increased competition from competitors who are offering heavy promotional price discounts to capture market share;

•                 The impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue;

•                 Increased air freight costs incurred early in the fiscal year to mitigate the impact of product availability issues due primarily to the closure of a supplier;

•                 Product cost increases across most product categories; and

•                 Higher depreciation as a result of an upgrade of our Enterprise Resource Planning system.

The Housewares segment’s operating income increased $2.91 million, or 26.4 percent, for the three month period ended November 30, 2012 compared to the same period last year.  The Housewares segment’s operating income increased $3.43 million, or 10.1 percent, for the nine month period ended November 30, 2012 compared to the same period last year.  Increases in operating income for the three- and nine-month periods were due to increases in net sales revenue as a result of higher volume, better sales mix and price increases, partially offset by overall cost of goods sold increases.

The Healthcare / Home Environment segment’s operating income decreased $2.20 million, or 16.3 percent, for the three month period ended November 30, 2012 compared to the same period last year.  The decrease in operating income is due to product packaging litigation costs and higher corporate and shared operating function cost allocations, partially offset by the incremental impact of the PUR acquisition.  The Healthcare / Home Environment segment’s operating income increased $5.52 million, or 26.7 percent, for the nine month period ended November 30, 2012 compared to the same period last year.  The increase in operating income for the fiscal year-to-date was principally the result of the incremental impact of the PUR acquisition. This increase was partially offset by a reduction in net sales revenues in the core business due to lost shelf placement on certain key products as a result of competitive pricing pressures, and higher corporate and shared operating function cost allocations.

Interest expense:

Interest expense for the three- and nine-month periods ended November 30, 2012 was $3.23 and $9.67 million, respectively, compared to $2.96 and $9.65 million, respectively, for the same periods last year.  Interest expense was slightly higher when compared to the same periods last year due to higher levels of short-term debt.

Income tax expense:

Income tax expense as a percentage of income before taxes for the three- and nine-month periods ended November 30, 2012 was 13.9 and 15.3 percent, respectively, compared to 15.8 and 12.7 percent, respectively, for the same periods last year.   During fiscal years 2012 and 2013, our effective tax rates have been trending up primarily due to the acquisitions of Kaz and PUR, which increased the proportion of taxable income in higher tax rate jurisdictions relative to total taxable income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the nine month periods ended November 30, 2012 and 2011 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Nine Months Ended November 30,
	2012	2011

Accounts Receivable Turnover (Days) (1)	62.7	62.9
Inventory Turnover (Times) (1)	2.7	3.0
Working Capital (in thousands)	$217,033	$229,298
Current Ratio	1.6 : 1	1.7 : 1
Debt to Equity Ratio (2)	35.8%	32.5%
Return on Average Equity (1)	13.7%	14.9%

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

Operating activities:

Operating activities provided $24.33 million of cash during the first nine months of fiscal 2013, compared to $56.17 million of cash provided during the same period in fiscal 2012.  The decrease in operating cash flow was primarily due to higher levels of receivables and inventory, when compared to the same period last year.

Accounts receivable increased $62.84 million to $258.12 million as of November 30, 2012, compared to $195.28 million at the end of fiscal 2012.  Accounts receivable turnover improved slightly to 62.7 days at November 30, 2012 from 62.9 days at November 30, 2011.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $60.15 million to $306.29 million as of November 30, 2012, compared to $246.14 million at the end of fiscal 2012.  Inventory turnover was 2.7 times at November 30, 2012, compared to 3.0 times at November 30, 2011. Inventories as of November 30, 2012 increased $54.53 million, when compared to November 30, 2011.  The increase is primarily due to the prior warm winter and mild cold and flu season’s negative impacts on our Healthcare / Home Environment segment shipments, the purchase of PUR inventories during the second fiscal quarter and the early ordering and holding of inventory to help mitigate the potential impact on fourth fiscal quarter deliveries due to the Chinese New Year extended factory holidays.

Working capital was $217.03 million at November 30, 2012, compared to $229.30 million at November 30, 2011.  Our current ratio decreased to 1.6:1 at November 30, 2012, compared to 1.7:1 at November 30, 2011.

Investing activities:

Investing activities used $5.64 million of cash during the nine month period ended November 30, 2012. Highlights of those activities follow:

•                 We spent $2.43 million on molds, tooling and other production equipment, $3.20 million on information technology infrastructure, $0.50 million to acquire a new trademark, $0.20 million on the development of new patents, and $0.08 million on other capital asset additions; and

•                 We received proceeds of $0.74 million on a note receivable associated with the fiscal 2012 sale of a land parcel in El Paso, Texas.

Financing activities:

Financing activities used $24.41 million of cash during the nine month period ended November 30, 2012.  Highlights of those activities follow:

•                 We had draws of $184.95 million against our revolving credit agreement;

•                 We repaid $212.65 million drawn against our revolving credit agreement;

•                 We repaid $3.00 million of long-term debt;

•                 Employees exercised options to purchase 155,956 shares of common stock and purchased 19,302 shares of common stock through our employee stock purchase plan, providing $2.44 million of cash;

•                 We purchased and retired a total of 61,426 common shares on the open market at a total purchase price of $1.76 million; and

•                 Tax benefits associated with the exercise of options provided $4.97 million of cash.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings under the Credit Agreement accrue interest at a “Base Rate” plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the Credit Agreement) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective 1-, 2-, 3-, or 6-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2012, the revolving loan principal balance was $143.40 million and there were $0.43 million of open letters of credit outstanding against the Credit Agreement. For the three- and nine-month periods ended November 30, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.59 to 4.00 percent during both periods, respectively.  As of November 30, 2012, the amount available for borrowings under the Credit Agreement was $106.17 million.

In addition to the Credit Agreement, at November 30, 2012, we had an aggregate principal balance of $175.00 million of Senior Notes with varying maturities due between January 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. Up to $75.00 million of the debt can be prepaid without penalty while $100.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

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

As of November 30, 2012, all our debt agreements effectively limited our ability to incur more than an estimated $249.12 million of additional debt from all sources, including draws on the Credit Agreement. We are currently in compliance with the terms of our debt agreements.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at November 30, 2012, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2013	2014	2015	2016	2017	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$-	$20,000	$20,000	$20,000	$20,000	$20,000
Term debt - floating rate (1)	75,000	-	75,000	-	-	-	-
Long-term incentive plan payouts	7,945	3,327	2,141	1,938	539	-	-
Interest on fixed rate debt	12,155	3,900	3,211	2,431	1,651	871	91
Interest on floating rate debt (1)	7,212	4,570	2,642	-	-	-	-
Open purchase orders	190,767	190,767	-	-	-	-	-
Minimum royalty payments	91,888	14,485	12,890	12,989	10,135	9,831	31,558
Advertising and promotional	66,118	10,269	5,847	5,988	5,626	5,772	32,616
Operating leases	21,670	6,328	5,637	5,125	2,028	1,253	1,299
Capital spending commitments	1,172	1,172	-	-	-	-	-
Total contractual obligations (2)	$573,927	$234,818	$127,368	$48,471	$39,979	$37,727	$85,564

(1)   The Company uses an interest rate hedge agreement (the “swap”), in conjunction with its unsecured, floating interest rate, $75.00 million Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)   In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2012, we have recorded a provision for our uncertain tax positions of $16.16 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions.  Therefore, we have excluded these tax liabilities from the table above.

During fiscal 2012, we entered into an Amended and Restated Employment Agreement with Gerald J. Rubin, our Chief Executive Officer and President (the “Revised Employment Agreement”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”). The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting held on October 11, 2011. The base and incentive compensation provisions of the Revised Employment Agreement are effective for fiscal years 2013 through 2015, subject to earlier termination by either party. Substantially all of Mr. Rubin’s compensation pursuant to the Revised Employment Agreement is performance-based and contingent upon our achievement of specified performance goals.  Pursuant to the Revised Employment Agreement, Mr. Rubin received a grant of 700,000 restricted stock units (the “Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015.  Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively. With respect to fiscal 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. A portion of any Performance RSUs earned in fiscal 2013 and 2014 will be subject to annual vesting requirements through fiscal 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million.  Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period.  Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods.

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

We currently expect Mr. Rubin to achieve certain performance goals for fiscal 2013 and the accompanying consolidated condensed financial statements include estimated accruals for his annual bonus, life insurance bonus and Performance RSUs,  under the revised agreements.  Accordingly, through the nine months ended November 30, 2012, we have accrued $11.41 million of expense to be settled as follows: $7.50 million in cash and $1.47 million of restricted stock for the annual bonus, $1.62 million in life insurance policy value and $0.82 million of Performance RSUs.

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

Foreign currency risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2012 approximately 18 and 17 percent, respectively, of our net sales revenue was in foreign currencies.  During the three- and nine-month periods ended November 30, 2011, approximately 20 and 19 percent, respectively, of our net sales revenue was in foreign currencies.  In each of the periods, sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax expense lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

Interest rate risk:

Interest on our outstanding debt as of November 30, 2012 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes due January 2018 at 3.90 percent and floating rates are in place on $143.40 million in advances against our Credit Agreement and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due June 2014 reset as described in Note 10 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of debt, certain additional draws against the Credit Agreement (whose interest rates can vary with the term of each draw) and the uncertainty regarding the level of future interest rates increase our risk profile. We manage our floating rate debt using an interest rate swap.  As of November 30, 2012, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.36 percent as of November 30, 2012 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide if not managed with a swap. The swap is considered 100 percent effective.

In addition, beginning in August 2012, we entered into a series of foreign currency swaps.  The currently outstanding foreign currency swaps mature in December 2012.  The foreign currency swaps are accounted for as cash flow hedges.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

November 30, 2012
				Accrued
				Expenses
		Final		and Other	Other
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$3,000	$75	$-
Foreign currency contracts - sell Euro	Cash flow	2/2013	€4,500	232	-
Foreign currency contracts - sell Pounds	Cash flow	2/2013	£3,000	51	-
Foreign currency swaps - buy Canadian	Cash flow	12/2012	$1,500	23	-
Interest rate swap	Cash flow	6/2014	$75,000	3,023	2,673
Total fair value				$3,404	$2,673

February 29, 2012
				Accrued
				Expenses
		Final		and Other	Other
		Settlement	Notional	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	3,531	5,022
Total fair value				$3,694	$5,022

Counterparty credit risk:

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2012.   Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2012, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2011, our Board of Directors approved a resolution to add 3,000,000 shares to the then-existing shares of common stock authorized for repurchase in open market or through private transactions. On October 31, 2011, our Board of Directors approved a resolution to extend our existing repurchase program through October 31, 2014.  Under this program, as of November 30, 2012, we are authorized by our Board of Directors to purchase up to 2,958,137 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

During the three month period ended November 30, 2012, we repurchased and retired a total of 61,426 common shares on the open market at a total purchase price of $1.76 million and an average purchase price of $28.64.  Also during this period, employees tendered 1,752 shares of common stock having an aggregate market value of $0.06 million, or an average of $33.18 per share, as payment for the exercise price arising from the exercise of options. We accounted for these tenders as a purchase and retirement of the shares. The following schedule sets forth the combined purchase activity from these transactions for the three month period ended November 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 through September 30, 2012	1,752	$33.18	1,752	3,019,563
October 1 through October 31, 2012	61,426	28.64	61,426	2,958,137
November 1 through November 30, 2012	-	-	-	2,958,137
Total	63,178	$28.77	63,178

ITEM 6.	EXHIBITS

(a)	Exhibits

	31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document
	101.SCH**	XBRL Taxonomy Extension Schema
	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF**	XBRL Taxonomy Extension Definition Linkbase
	101.LAB**	XBRL Taxonomy Extension Label Linkbase
	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed herewith.

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

HELEN OF TROY LIMITED
(Registrant)

Date: January 9, 2013	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive
Officer, President, Director
and Principal Executive Officer

Date: January 9, 2013	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date: January 9, 2013	/s/ Richard J. Oppenheim
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