Form 10-K
period 2013-02-28
HELEN OF TROY LTD
filed 2013-04-29
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number 001-14669

HELEN OF TROY LIMITED

(Exact name of the registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarenden House Church Street Hamilton, Bermuda
(Address of principal executive offices)

1 Helen of Troy Plaza
El Paso, Texas	79912
(Registrant’s United States Mailing Address )	(Zip Code)

Registrant’s telephone number, including area code: (915) 225-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.10 par value per share	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2012, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $947,113,000.

As of April 22, 2013 there were 31,902,030 common shares, $.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2013 Annual General Meeting of Shareholders.

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

•                 our geographic concentration of certain U.S. distribution facilities, which at certain times operate at or near capacity, and current plans to expand our U.S. distribution capacity, and which increases our exposure to significant shipping disruptions and added shipping and storage costs;

•                  delays in construction of our new distribution facility or difficulties encountered during the transition to the new facility could interrupt our logistical systems and cause shipping disruptions;

•                 our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•                 expectations regarding our recent and future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

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

•                 our debt leverage and the constraints it may impose on our cash resources and ability to operate our business;

•                 the costs, complexity and challenges of upgrading and managing our global information systems;

•                 the risks associated with information security breaches;

•                 the risks associated with tax audits and related disputes with taxing authorities;

•                 the risks of potential changes in laws, including tax laws, health insurance laws and new regulations related to conflict minerals along with the costs and complexities of compliance with such laws; and

•                 our ability to continue to avoid classification as a controlled foreign corporation.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global designer, developer, importer, and distributor of an expanding portfolio of brand-name consumer products.  We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994.  We have three segments: Personal Care, Housewares and Healthcare / Home Environment.  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices, such as thermometers, blood pressure monitors, humidifiers and heating pads; water filtration systems; and small home appliances, such as air purifiers, portable heaters, fans, and bug zappers. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, e-commerce retailers, grocery stores, and specialty stores.  In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and others through home improvement stores.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

As discussed below, one of our core initiatives in our efforts to grow our business and increase shareholder value is to broaden our growth opportunities through acquisitions of companies, brands and product categories. Although no acquisitions were completed in fiscal year 2013, growth through acquisition will remain as one of our core initiatives, and we continue to evaluate possible transactions.  We have completed the following material acquisitions since the beginning of fiscal year 2011:

•                 On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of approximately $160 million.  The acquisition was funded entirely with short-term debt.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business.  PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters.  We are operating the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S.  We continue to streamline and integrate PUR into our operating structure.

•                 On December 31, 2010, we completed our merger with Kaz, a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment.  Pursuant to the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain adjustments.  The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, SmartTemp, SoftHeat, Honeywell, Duracraft, Protec, Stinger, and Nosquito.  We continue to streamline and integrate Kaz into our operating structure.

•                 On March 31, 2010, we completed the acquisition of certain assets and liabilities of the Pert Plus hair care and Sure antiperspirant and deodorant businesses from Innovative Brands, LLC for a net cash purchase price of $69.00 million, which we paid with cash on hand. Pert Plus enjoys a long history as a leading brand in the $2 billion U.S. shampoo category through its pioneering development of the 2-in-1 shampoo and conditioner combination technology.  Sure is a leading brand in the U.S. antiperspirant and deodorant category, well known for its product efficacy and value to both women and men. We market Pert Plus and Sure products primarily into retail trade channels.  We completed the integration of this acquisition into our operations in fiscal year 2011.

The acquisitions during the past three fiscal years have significantly increased the reach and depth of our relationships with our key retail partners and provide new opportunities to scale and leverage our sourcing and distribution platforms.

Fiscal Year 2014 Operating Initiatives

In fiscal year 2013, we began a number of key initiatives to further improve our execution with our trading partners and streamline our operations. We expect to complete the following efforts in fiscal year 2014 and realize their benefits in fiscal year 2015 and beyond:

•                 We have begun the construction of a new $38 million, 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi to house the distribution operations of both our Personal Care and Healthcare / Home Environment appliance businesses.  The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses. This will allow for continued expansion of our U.S. based Housewares and Personal Care Grooming, Skincare and Hair Care products within our existing 1.2 million square foot distribution facility in Southaven, Mississippi. We expect to finance the costs of the project out of proceeds received pursuant to a loan agreement entered into after fiscal year end 2013 between Kaz USA, Inc., our wholly-owned subsidiary, and the Mississippi Business Finance Corporation  (“MBFC”) in connection with the issuance of taxable industrial revenue bonds by the MBFC. We expect the new facility to become operational for the Healthcare / Home Environment segment of the business during the third quarter of fiscal year 2014.  At that time, we will vacate an existing leased facility in Memphis, Tennessee.  We plan to complete a move of our Personal Care appliance distribution operations to the new facility early in fiscal year 2015.

•                 We continue to plan for the move of our Healthcare / Home Environment segment onto our Global Enterprise Resource Planning (“ERP”) system, which underwent a substantial update to the latest software version in fiscal year 2012.  The migration effort is underway and expected to be complete in the latter half of fiscal year 2014 in conjunction with the opening of the new distribution facility.  This migration should eliminate a number of costs associated with managing two ERP systems and improve uniformity of execution throughout our organization.

•                 We continue to restructure and integrate the Healthcare / Home Environment’s operations to leverage supply chain and sourcing competencies, realize economies of scale, eliminate redundancies and achieve other operational efficiencies in order to continue to lower our overall cost of service.   We believe that the migration onto a single ERP system operated through an integrated organization will provide a sustainable and scalable platform for the segment’s future growth.

In each of our segments, we strive to be the first to market with a broad line of competitively priced innovative products.  We believe this strategy is one of our most important growth drivers.  We aim to “Invent or Improve” so as to provide consumers with unique features, better functionality and higher performance at competitive price points.  We strive to create products that make everyday living better and easier.  We believe this strategy will allow us to sustain, and in many categories to strengthen, our market position in many of our product lines over the long-term.  As we extend our product lines and enter new product categories, we intend to expand our business in our existing customer base and attract new customers.

As part of our overarching objective to grow our business and increase shareholder value, we have five core initiatives on which we continually focus. These initiatives and their key elements are outlined below, along with our thoughts on how activities of the past fiscal year supported these initiatives:

•                 Maximize high growth potential branded products.  We seek to maximize high growth products by selectively investing in consumer marketing propositions that we believe offer the best opportunities to capture market share and increase growth.   For example, our acquisition of PUR added $86.70 million in incremental net sales revenue in fiscal year 2013 that was accretive to earnings.  The first half of fiscal year 2013 was devoted to staffing key positions, developing promotion and marketing strategies, integrating the new acquisition into our operating system and assuring a stable transition for existing PUR customers.  In fiscal year 2014, we expect to extend our water filtration product line in order to increase the brand’s market share.  In fiscal year 2013, a combination of expanded distribution and intensive point of sale activities during the cough/cold/flu season helped to drive our Braun and Vicks branded thermometry and humidifier products to record sales. We also leveraged the strength of our Healthcare / Home Environment marketing organization in Europe to begin shipping new Scholl branded foot care products in the region.  As discussed below, in fiscal year 2013, we renewed efforts to expand our U.S. distribution of Bed Head hair care appliances at retail.  Bed Head is a trusted U.S. brand that offers professional grade products to retail customers.

•                 Accelerate our new product pipeline.  We strive to reduce the time required to develop and introduce new products to meet changing consumer preferences and take advantage of opportunities sooner.  A majority of our products are produced in China, where long production lead times are normal.  We continuously work with our manufacturers to simplify and shorten the length of our supply chain for new products.  Since acquiring Kaz, we have consolidated and simplified our supplier base.  By giving our best suppliers the opportunity to provide products across multiple product groups, we have reduced the number of product suppliers corporate wide, gaining sourcing efficiencies while maintaining a diversified sourcing base.

•                 Leverage innovation.  We constantly seek ways to foster our culture of innovation and new product development.  We intend to enhance and extend our existing product categories and develop new allied product categories to grow our business.  We believe new innovative products drive higher sales prices and margins for us and the customers we serve, and increase the value of our brand base.  The following are examples of new products in each of our segments that include innovative new features:

Personal Care: We released our Bed Head Rock-n-Roller hair styling wand that can produce two styles from one tool: the latest spiral curls or tousled waves.  We also introduced the Bed Head Curlipops reverse conical wand that easily creates tight curls at the roots and looser curls towards the ends.  We introduced our new Revlon Pro Quiet Dryer, the highest performing quiet dryer in the market.  In styling brushes, our new Vidal Sassoon Keratin collection contains keratin protein infused nylon bristles, which eliminate static and add shine to hair.

Housewares:  Our OXO twisting Tea Ball won industry design awards with its long stainless steel neck that, with a simple twist of a non-slip grip, converts from a tea scoop to a tea ball infuser accommodating all sizes of mugs and pots.  We introduced our OXO adjustable dishwasher safe measuring cup, which is designed to better measure peanut butter, honey and other sticky ingredients.  A turn of a knob adjusts the capacity of the cup and a built in plunger/squeegee assures that the desired amount of the ingredient ends up in a mixing bowl.

Healthcare / Home Environment:  We introduced new Honeywell Febreze Freshness oscillating cooling tower fans to cool, freshen and eliminate bad odors from the air.  The fans allow a user to adjust the amount of odor elimination using long-lasting Febreze advanced odor eliminating cartridges.  We also launched a new line of Honeywell Air Genius air purifiers, which combine intuitive easy to use controls, outstanding performance, high Energy Star ratings, and easy cleaning and maintenance in order to further upgrade our iconic line of true HEPA products.

•                 Broaden our growth opportunities.  We plan to continue to seek opportunities to acquire companies, brands and product categories to fuel growth.  When acquisition is not possible, we look for licensed brands that have developed substantial brand equity in product categories that will create synergies with our existing products.  We also look to develop brands, categories and new products internally, as demonstrated with OXO’s fiscal year 2012 launch of its Tot baby and toddler products line and fiscal year 2013 launch of OXO Good Grips branded hydration products.

•                 Reduce cost and increase productivity.  We seek to control our expenses and strengthen operating margins by eliminating unnecessary spending, co-innovating with our manufacturers to eliminate costs, leveraging technology, and making productivity a key focus throughout our Company.  In fiscal year 2013, as a result of its growth and scale, OXO started to build a more substantial in-house design group to better integrate their design and sourcing functions while increasing design capacity and flexibility.  Over time, we believe this will contribute to lower development costs. Nevertheless, outside design will continue to be a source of our new product innovation.

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

TRADEMARKS, PATENTS AND PRODUCTS

We sell certain of our products under trademarks licensed from third parties.  We also market products under a number of trademarks that we own.  The following are a representative, but not all-inclusive, listing of some of the more important trademarks by segment and major product category:

SEGMENT	PRODUCT CATEGORY	OWNED TRADEMARKS	LICENSED TRADEMARKS

Personal Care	Retail and Professional Appliances and Accessories	PRO Beauty Tools®, Karina®, HOT Tools®, Gold ‘N Hot®, Carel®, Comare®, Shear Technology®, DCNL®	Revlon ® (1), Vidal Sassoon®, Dr. Scholls®, Scholl®, Toni&Guy®, Bed Head®
	Grooming, Skin Care and Hair Care Solutions	Brut®, Infusium 23®, Pert Plus®, Sure®, Ammens®, Ogilvie®, Final Net®	Sea Breeze®
Housewares		OXO®, Good Grips®, SoftWorks®, OXO SteeL®, OXO tot®
Healthcare / HomeEnvironment	Healthcare	SoftHeat®, Protec®, SmartTemp®	Braun®, Vicks®
	Water Filtration	PUR®
	Home Environment	Duracraft®, Stinger®, Nosquito®	Honeywell®, Febreze®

(1)      The remaining duration of the Revlon license agreements, including renewal terms, is approximately 50 years.

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

Patents, Other Intellectual Property and Infringement Considerations

Helen of Troy maintains over 900 design and utility patents in the United States and several foreign countries.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

We monitor and protect our brands against infringement, as we deem practical and appropriate; however, our ability to enforce patents, copyrights, licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of various intellectual property rights in various jurisdictions.

Products

We market and sell Personal Care, Housewares and Healthcare / Home Environment products that we acquire, design and develop. The following table summarizes the types of products we sell by business segment:

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

Innovation is a core strategy of the Company. We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our market positions.  Overall, in fiscal year 2013, we shipped 293 new products across all of our categories.  Currently, approximately 300 additional new products are in our product development pipeline for expected introduction in fiscal year 2014.

SALES AND MARKETING

We now market our products in approximately 80 countries throughout the world.  Sales within the United States comprised 79, 77 and 80 percent of total net sales revenue in fiscal years 2013, 2012 and 2011, respectively.  We sell our products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, catalogs, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly online to end user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

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

Regional sales and business unit managers work with our inside and outside sales representatives.  Our sales managers are organized by product group and geographic area and, in some cases, key customers.  Our regional managers are responsible for customer relations management, pricing programs, distribution strategies, and sales generation.

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

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in China, to manufacture a significant portion of our products in the Personal Care appliance and accessories, Housewares, Healthcare, Water Filtration and Home Environment product categories.  Our mix of Far East manufacturing has declined since fiscal year 2011 as the Healthcare / Home Environment segment has become a larger part of our business.  This segment sources a higher proportion of its products in both the U.S. and Mexico.  For a discussion regarding our dependency on third-party manufacturers, see Item 1A., “Risk Factors.”  For fiscal years 2013, 2012 and 2011, cost of goods sold manufactured by vendors in the Far East comprised approximately 66, 78 and 80 percent, respectively, of consolidated cost of goods sold.

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

In total, we occupy approximately 2,843,000 square feet of distribution space in various locations to support our operations, which includes a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 700,000 square foot distribution center in Memphis, Tennessee, used to support a significant portion of our domestic distribution.  Approximately 67 percent of our consolidated gross sales volume shipped from these two facilities in fiscal year 2013.   For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”

As previously discussed, we have begun the construction of a 1.3 million square foot distribution facility in Olive Branch, Mississippi to house the distribution operations of both our Personal Care and Healthcare / Home Environment appliance businesses.  We expect the new facility to become operational for the Healthcare / Home Environment segment of the business during the third quarter of fiscal year 2014.  At that time, we will vacate the existing leased facility in Memphis, Tennessee.  We plan to complete a move of our Personal Care appliance distribution operations to the new facility commencing late in fiscal year 2014.

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its worldwide affiliates) accounted for approximately 19, 20 and 17 percent of our consolidated net sales revenue in fiscal years 2013, 2012 and 2011, respectively.  Sales to our second largest customer, Target Corporation, primarily within the United States, accounted for approximately 11, 11 and 10 percent of our consolidated net sales revenue in fiscal years 2013, 2012 and 2011, respectively.  No other customers accounted for 10 percent or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 42, 44 and 44 percent of our consolidated net sales revenue in fiscal years 2013, 2012 and 2011, respectively.

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

Conair, Farouk Systems Inc. (CHI), T3 Micro, Inc., International Consulting Associates (InfraShine), FHI Heat, Inc., Jamella Limited (GHD), Turbo Ion, Inc. (Croc Hair Products), Spectrum Brands, Inc. (Remington), Goody Products, Inc. a division of Newell Rubbermaid, Inc., Wahl Clipper Corporation, BaByliss S.A., AST Systems, LLC (SalonTech), John Paul Mitchell Systems, Inc. and Homedics-U.S.A., Inc.

	Grooming, Skin Care and Hair Care Solutions	The Procter & Gamble Company, L'Oréal Group, Unilever N.V., Colgate- Palmolive Company, Beirsdorf AG, Coty Inc. and KAO Brands Company

Housewares

Lifetime Brands, Inc. (KitchenAid), Zyliss AG, Wilton Industries, Inc. (Copco), Simplehuman LLC, Casabella Holdings LLC, Interdesign, Inc., Boon Inc., Ignite USA, LLC (Contigo), PMI (Aladdin), Munchkin, Inc., Skip Hop, Inc. and Stokke AS.

Healthcare / Home Environment	Healthcare	Phillips Electronics N.V., Microlife AG Swiss Corporation, Omron Corporation, Medisana AG, Beurer GmbH, Exergen Corporation, Paul Hartmann AG, and Visiomed Group SA (Thermoflash)
	Water Filtration	The Clorox Company (Brita), 3M Company (Filtrete)
	Home Environment	Panasonic Corporation, Sharp Corporation, Jarden Corporation (Sunbeam, Bionair and Holmes), Lasko Products, Inc., and De' Longhi S.p.A.

Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

Our business is somewhat seasonal. With the number of acquisitions we have made over the last five years, our seasonality has been changing.  The following table shows our seasonality over the latest three fiscal years.

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE
	Fiscal Years Ended
Fiscal Quarter Ended	2013	2012	2011

May	23.3%	23.0%	20.6%
August	22.3%	23.5%	22.5%
November	29.1%	28.7%	26.4%
February	25.3%	24.9%	30.5%

The third fiscal quarter normally produces the highest net sales revenue during the fiscal year.  Seasonality in fiscal year 2011 was skewed toward the fourth fiscal quarter by the inclusion of two months of net sales revenue from Kaz following its acquisition on December 31, 2010. Seasonality in fiscal year 2012 was impacted by the inclusion of two months of net sales revenue from PUR following its acquisition on December 30, 2011.  Because of the impact of the seasonality of our net sales revenues, our working capital needs fluctuate during the year.

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

EMPLOYEES

As of February 28, 2013, we employed 1,458 full-time employees world-wide.  We also use temporary, part-time and seasonal employees as needed.  None of our U.S. employees are covered by a collective bargaining agreement.  Certain of our employees in Europe are covered by collective arrangements in accordance with local practice.  We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.

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

We rely on our Chief Executive Officer and a small number of other key senior officers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

The loss of our Chief Executive Officer or any of our key senior officers could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to hire or relocate and integrate suitable replacements on a timely basis or at all.  Further, in order to continue to grow our business, we will need to expand our senior management team.  We may be unable to attract or retain these persons.  This could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

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

To make our distribution operations more efficient, we have consolidated many of our U.S. distribution, receiving and storage functions into our Southaven, Mississippi and Memphis, Tennessee distribution facilities.  Approximately 67 percent of our consolidated gross sales volume shipped from these two facilities in fiscal year 2013.  For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely effect our business and operating results.

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

Delays in construction of our new distribution facility in Olive Branch, Mississippi, or difficulties encountered during the transition of our inventories and staffing from our former facility to the new facility, could interrupt our logistical systems and could have a material adverse impact on our business.

As previously discussed in further detail under Item 1. Business, “Manufacturing and Distribution”, we have begun construction of a 1.3 million square foot distribution facility in Olive Branch, Mississippi to help mitigate certain of these risks associated with capacity constraints.  The transition to the new facility will begin during the third quarter of fiscal year 2014 for the U.S. Healthcare / Home Environment operations and late in the fourth fiscal quarter of fiscal year

2014 for our U.S. Personal Care appliance operations.  During these transitions, there is a risk for warehouse order processing and shipment delays as a result of the impacts of new software installations, adapting to new equipment and processes, and the training of new employees.  Any resulting interruption in our logistical systems could impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. These and other factors described above could have a material and adverse affect on our business, financial condition and results of operations.

Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary in a material amount from our projections.

From time to time, we may provide projections to our shareholders, lenders, investment community, and other stakeholders of our future sales and net income.  Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future sales and related net income.  Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant.  These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report. Additionally, changes in retailer inventory management strategies could make our inventory management more difficult. Because our ability to forecast product demand and the timing of related sales includes significant subjective input, our future sales and net income could vary materially from our projections.

Expectations regarding recent acquisitions, and any future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses, may adversely affect the price of our common stock.

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

A few customers account for a substantial percentage of our net sales revenue.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to any one of these customers.  In particular, sales to our first and second largest customers accounted for approximately 19 and 11 percent, respectively, of our consolidated net sales revenue in fiscal year 2013.  While only two customers individually accounted for 10 percent or more of our consolidated net sales revenue in fiscal year 2013, sales to our top five customers accounted for approximately 42 percent of fiscal year 2013 consolidated net sales revenue.  We expect that a small group of customers will continue to account for a significant portion of our net sales revenue.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which includes super centers and warehouse club stores.  This trend has resulted in the increased size and influence of these mass merchandisers. Additionally, these mass merchandisers source and sell products under their own private label brands that compete with our products.  As mass merchandisers grow larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship.  If we do not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from us.  A reduction in the demand for our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America, Europe and other countries.  China has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the cost of products manufactured in China.  Many of our suppliers in China continue to experience labor shortages, which could result in future supply delays and disruptions and have resulted in a substantial increase in labor costs over the last two fiscal years.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During fiscal years 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each year. To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of goods sold and certain operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes.  Changes in the cost of fuel as a result of Middle East tensions and related political instabilities may continue to drive up fuel prices resulting in higher transportation prices and product costs in fiscal year 2014.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses.  Our results of operations could be adversely affected by future increases in these costs.  We have had some success in implementing price increases to our customers or passing on product cost increases by moving customers to newer product models with enhancements that justify higher prices, and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record impairment charges, which may be significant.

A significant portion of our long-term assets continues to consist of goodwill and other indefinite-lived intangible assets recorded as a result of past acquisitions.  We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The steps required by GAAP entail significant amounts of judgment and subjectivity.

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

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Asia and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices and consumer confidence, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of a prolonged recovery from the global recession, many consumers have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit, recent increases in U.S. payroll and income taxes,  and slow-to-recover housing prices, among other things.  The modest and fragile recovery from the recession in the United States, the United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may continue to cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, financial condition and results of operations.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly elsewhere, has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  A deterioration of any of our key retail economies, could have a material adverse effect on our business, financial condition and results of operations.

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

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States.  The Company transacts a significant portion of its business in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes.  Additionally, we purchase a substantial amount of our products from Chinese manufacturers.  During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During fiscal years 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  Although our purchases from China are in U.S. Dollars, if the Chinese Renminbi should resume its rise against the U.S. Dollar, the costs of our products will likely rise over time because of the impact the fluctuations will have on our suppliers, and we may not be able to pass on any or all of these price increases to our customers.

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

The economies of foreign countries important to our operations, including countries in Asia, Europe and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, Europe and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

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

•                 increases in duties and taxation;

•                 restrictions on transfer of funds or exchange of currencies;

•                 currency devaluations;

•                 expropriation of assets; and

•                 other adverse changes in policies, including monetary, tax or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these events occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, financial condition and results of operations.

We incurred significant debt to fund recent acquisitions, have recently committed to incur additional debt to fund a new distribution facility and may incur additional debt to fund future acquisitions and capital expenditures, which could have an adverse impact on our business and profitability.

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

We conduct most of our businesses under two ERP systems.  Our operations are largely dependent on these systems. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems.  In fiscal years 2011 and 2012, we converted our ERP systems to a more updated version of our software provider’s system. As a result, all significant operating units within the Personal Care and Housewares segments are now running under the updated system.  During fiscal year 2014, we plan to migrate our Healthcare / Home Environment segment to the new version and plan to activate several new subsystems within the organization.  These upgrades have been, and will continue to be, a significant undertaking, which we expect to continue throughout much of fiscal year 2014. Testing the new conversions and subsystems before active deployment will continue to require significant additional effort across much of our organization. Complications or delays in completing these projects could cause considerable disruptions to our business and may result in higher implementation costs than planned, along with a concurrent reallocation of human resources.

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

The impact of future legislation in the U.S. or abroad, including such things as employment and health insurance laws, climate change related legislation, tax legislation, regulations or treaties, including any that would affect the companies or subsidiaries that comprise our consolidated group, is always uncertain. The U.S. Congress continues to consider certain proposed changes in the tax laws, and new energy and environmental legislation that, if enacted, may increase our costs of doing business.

In addition, changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosures related to the use of conflict minerals, may force us to incur additional expenses and may make our supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals in their products known as conflict minerals.  These minerals are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will require us to commence due diligence efforts in calendar year 2013, with initial disclosure requirements beginning in calendar year 2014. We anticipate there will be significant costs associated with complying with these disclosure requirements, including costs for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.  Our ability to respond to such changes, the cost and complexity of compliance with new law changes, their impact on our ability to operate economically and effectively in jurisdictions, and potential reputational damage if we are unable to report that our products are conflict minerals free, could negatively affect our business, financial condition and results of operations.

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

A non-U.S. corporation, such as ours, will constitute a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes if its largest U.S. shareholders (i.e., those owning 10 percent or more of its shares) together own more than 50 percent of the stock outstanding.  If the IRS or a court determined that we were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10 percent or more of the total combined voting power of all classes of our stock on the last day of our taxable year would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our “subpart F income” (and the subpart F income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, any gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we are a CFC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases or otherwise utilizes through third-party management service agreements, a total of 43 facilities, which include selling, procurement, research and development, administrative, and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Summarized information regarding the location, number, type and use, segment, ownership and approximate size of our principal and other facilities as of February 28, 2013 is provided in the table below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet / Acres)

Owned Facilities

El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land - Held for Future Expansion	All Segments	4 Acres
Southaven, Mississippi, USA	Land - Held for Future Expansion	All Segments	31 Acres
Olive Branch, Mississippi USA	Land - For Distribution Facility Under Construction	Personal Care & Healthcare /	84 Acres
		Home Environment
El Paso, Texas, USA	Land & Building - Distribution Facility	All Segments	408,000
Sheffield, England	Land & Building - Office Space	All Segments	10,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	1,200,000
Mexico City, Mexico	Office Space - Latin American Headquarters	Personal Care & Healthcare /	3,900
		Home Environment

Leased Facilities

3 - Facilities in China	Office Space - Primarily Supply Chain Operations	All Segments	32,150
7 - Facilities Worldwide	Office Space	Personal Care	29,000
9 - Facilities Worldwide	Distribution Facilities	Personal Care	229,150
3 - Facilities Worldwide	Office Space	Housewares	29,950
1 - Facility, Hong Kong, China	Distribution Facility	Housewares	3,500
1 - Facility, Darwen, England	Distribution Facility	Personal Care & Housewares	75,000
10 - Facilities Worldwide	Office Space	Healthcare / Home Environment	74,800
4 - Facilities Worldwide	Distribution Facilities	Healthcare / Home Environment	927,600

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

	High	Low

FISCAL 2013
First quarter	$35.35	$30.63
Second quarter	35.00	29.20
Third quarter	34.45	28.02
Fourth quarter	37.55	30.65

FISCAL 2012
First quarter	$33.63	$26.82
Second quarter	36.75	26.89
Third quarter	30.62	23.83
Fourth quarter	34.22	28.34

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common stock is our only class of equity security outstanding at February 28, 2013.  As of April 19, 2013, there were approximately 220 holders of record of the Company’s common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business and for potential acquisitions.  We have not paid any cash dividends on our common stock since inception.  Our current intention is to pay no cash dividends in fiscal year 2014.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.  Generally, our revolving credit facility limits our ability to declare or pay cash dividends to our shareholders to an amount (when combined with the amount of any stock repurchases) equal to 35% of our Consolidated Net Earnings (as defined in our revolving credit facility agreement) for the previous fiscal year.

ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2013, we are authorized by our Board of Directors to purchase up to 2,957,802 shares of common stock in the open market or through private transactions. Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  Net exercises are accounted for by the Company as a purchase and retirement of shares.  For the periods covered in the accompanying consolidated financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES
	Fiscal Years Ended
	2013	2012	2011

Common stock repurchased on the open market
Number of shares	61,426	-	80,000
Aggregate market value of shares (in thousands)	$1,759	$-	$1,799
Average price per share	$28.64	$-	$22.49

Common stock received from stock option exercises
Number of shares	49,126	1,124,563	7,733
Aggregate market value of shares (in thousands)	$1,627	$40,047	$226
Average price per share	$33.12	$35.61	$29.22

The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2012	-	$-	-	2,958,137
January 1 through January 31, 2013	335	35.23	335	2,957,802
February 1 through February 28, 2013	-	-	-	2,957,802
Total	335	$35.23	335

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer group index, assuming $100 was invested on March 1, 2008. The Peer Group Index is the Dow Jones—U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of income and cash flow data for the years ended on the last day of February 2013, 2012 and 2011, and the selected consolidated balance sheet data as of the last day of February 2013 and 2012, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of  income (loss) and cash flow data for the years ended on the last day of February 2010 and 2009, and the selected consolidated balance sheet data as of the last day of February 2011, 2010 and 2009, have been derived from our audited consolidated financial statements which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended the Last Day of February, (in thousands, except per share data)
	2013 (1)	2012 (1)(2)(3)	2011 (2)(3)(4)	2010 (4)	2009

Sales revenue, net	$1,288,263	$1,181,676	$777,043	$647,626	$622,745
Gross profit	518,211	478,484	349,246	279,156	255,402
Asset impairment charges	-	-	2,161	900	107,274
Operating income (loss)	148,773	139,386	111,744	89,369	(40,216)
Interest expense	13,345	12,917	9,693	10,310	13,687
Income tax expense	19,848	15,718	9,323	8,288	5,328
Net income (loss)	115,666	110,374	93,305	71,817	(56,793)

Earnings per share - basic	$3.64	$3.52	$3.04	$2.38	$(1.88)
Earnings per share - diluted	$3.62	$3.48	$2.98	$2.32	$(1.88)
Weighted average shares outstanding - basic	31,754	31,340	30,669	30,217	30,173
Weighted average shares outstanding - diluted	31,936	31,705	31,355	30,921	30,173

Depreciation and amortization	$35,328	$30,178	$18,502	$15,261	$14,185
Net cash provided by operating activities	87,558	103,880	87,430	152,099	21,927
Capital and intangible asset expenditures	14,688	16,051	4,629	7,715	5,859
Payments to acquire businesses, net of cash received	-	160,000	336,240	60,000	4,765
Net amounts borrowed (repaid)	(92,100)	47,100	168,000	(78,000)	(3,000)

Last Day of February, (in thousands)
	2013	2012 (1)	2011 (2)(3)	2010 (4)	2009

Balance Sheet Data:
Working capital	$236,540	$109,647	$121,510	$254,060	$233,218
Goodwill and other intangible assets	808,869	829,500	660,947	363,061	309,791
Total assets	1,474,004	1,435,723	1,240,524	834,733	822,126
Long-term debt	155,000	175,000	178,000	131,000	134,000
Stockholders’ equity (5)	926,606	796,729	685,549	583,772	508,693
Cash dividends	-	-	-	-	-

(1)      Fiscal year 2012 includes two months of operating results from PUR and fiscal year 2013 includes a full year’s operating results.  We acquired PUR on December 30, 2011 for a net cash purchase price of $160.00 million.  The acquisition of PUR was funded with $160.00 million in short-term debt.  In connection with the acquisition, we initially recorded $12.50 million of property and equipment, $1.43 million in supplier advances, $178.00 million of goodwill and other intangible assets, and $31.93 million of deferred tax liabilities.  See Notes (4), (5), (10) and (19) to our accompanying consolidated financial statements for more information regarding the PUR acquisition.

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

(2)      Fiscal year 2011 includes two months of operating results from Kaz and fiscal year 2012 and thereafter includes a full year’s operating results.  We acquired Kaz on December 31, 2010 for a net cash purchase price of $271.50 million subject to certain later adjustments.  The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt.  In connection with the acquisition, we initially recorded $31.45 million of net working capital, $4.08 million of property and equipment, $246.25 million of goodwill and other intangible assets, $12.38 million in deferred tax assets, $3.10 million in other assets, $24.30 million in deferred tax liabilities, and $1.45 million in liabilities for uncertain tax positions.  See Notes (4), (5), (10), and (19) to our accompanying consolidated financial statements for more information regarding the Kaz acquisition.

(3)      Fiscal year 2011 includes eleven months of operating results from the Pert Plus hair care and Sure antiperspirant and deodorant brands and fiscal year 2012 and thereafter includes a full year’s operating results.  We acquired Pert Plus and Sure on March 31, 2010 for a net cash purchase price of $69.00 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $4.90 million of net working capital, $0.73 million of fixed assets, and $63.37 million of goodwill, trademarks and other intangible assets.

(4)      Fiscal year 2010 includes eleven months of operating results from the Infusium business and fiscal year 2011 and thereafter include a full year’s operating results.  We acquired Infusium on March 31, 2009 for a cash purchase price of $60.00 million.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $19.70 million of goodwill, $18.70 million of trademarks, $21.00 million for a customer list, and $0.6 million of patent rights.

(5)      For the fiscal years ended 2013, 2012, 2011, 2010, and 2009, we repurchased and retired 110,552, 1,124,563,  87,733, 1,485,757, and 574,365 shares of common stock at a total purchase price of $3.39, $40.05, $2.03, $30.57, and $7.42 million, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business”;  Part II, Item 6., “Selected Financial Data”; and Part II, Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed on page 3 of this report in the section entitled  “Information Regarding Forward-Looking Statements,” in Item 1A., “Risk Factors,” and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

OVERVIEW

Our business is dependent upon discretionary consumer demand for most of our products. While broad domestic and global macroeconomic conditions continued to improve in fiscal year 2013, in general, we believe consumers remain guarded with their disposable personal income. Much of the underlying dynamics that kept consumers unsettled in fiscal year 2012 still remains: Middle East tensions and related political instabilities, U.S. government budget issues, the emergence of new Euro zone debt default issues, cost variability, and frequent capacity issues within supply chains. Additionally, new circumstances continue to fuel consumer uncertainty: the recent North Korean political tensions, the uncertainty in the U.S. over the impact of  federal budgetary sequestration, the emerging impact of healthcare legislation on U.S. business’s cost structures, income and payroll tax increases, and stalled economic recoveries in many of our international retail markets, particularly those in Europe.  However, there are some domestic economic indicators, such as a robust stock market, consumers who have adapted to the current level of fuel prices, modestly positive employment figures, greater North American energy development enabled by improved recovery technologies, and stronger than expected signals from domestic housing markets, that we believe suggest consumer demand may continue its modest improvement in the near-term.

Significant Developments During Fiscal Year 2013

•                 We have begun the construction of a new $38 million, 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi. The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses. This will allow for continued expansion of our U.S. based Housewares and Personal Care Grooming, Skincare and Hair Care products within our existing 1.2 million square foot distribution facility in Southaven, Mississippi. We expect to finance the costs of the project out of proceeds received pursuant to a loan agreement entered into after fiscal year end 2013 between Kaz USA, Inc., our wholly-owned subsidiary, and the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance of taxable industrial revenue bonds by the MBFC. We expect the new facility to become operational for the Healthcare / Home Environment segment of the business during the third quarter of fiscal year 2014.  At that time, we will vacate an existing leased facility in Memphis, Tennessee.  We plan to complete a move of our Personal Care appliance distribution operations to the new facility early in fiscal year 2015.

•                 We continued to plan for the move of our Healthcare / Home Environment segment onto our Global Enterprise Resource Planning (“ERP”) system, which underwent a substantial update to the latest software version in fiscal year 2012.  The migration effort is underway and expected to be complete in the latter half of fiscal year 2014 in conjunction with the opening of the new distribution facility in Mississippi.  This migration will eliminate a number of costs associated with managing two ERP systems and improve uniformity of execution throughout our organization.

•                 We continue to restructure and integrate the Healthcare / Home Environment’s operations to leverage supply chain and sourcing competencies, realize economies of scale, eliminate redundancies and achieve other operational efficiencies in order to continue to lower our overall cost of service.   We believe that the migration onto a single ERP system operated through an integrated organization, will provide a sustainable and scalable platform for the segment’s future growth.

Financial Recap of Fiscal Year 2013

•                 Consolidated net sales revenue increased 9.0 percent, or $106.59 million, to $1,288.26 million in fiscal year 2013 compared to $1,181.68 million in fiscal year 2012.  The PUR acquisition accounted for $86.70 million, or 7.3 percentage points, of our consolidated net sales revenue growth.  Core business net sales revenue accounted for fiscal year 2013 consolidated net sales revenue growth of $19.89 million, or 1.7 percentage points.  Personal Care segment net sales revenue decreased 1.2 percent in fiscal year 2013 when compared to fiscal year 2012.  Housewares segment net sales revenue increased 9.1 percent in fiscal year 2013 when compared to fiscal year 2012.  Healthcare / Home Environment net sales revenue increased 20.3 percent in fiscal 2013 when compared to fiscal 2012.  Our fiscal year 2013 net sales revenue includes an unfavorable impact of net foreign exchange fluctuations of $5.48 million compared to fiscal year 2012, most of which impacted the Personal Care and Healthcare / Home Environment segments.

•                 Consolidated gross profit margin as a percentage of net sales revenue decreased 0.3 percentage points to 40.2 percent in fiscal year 2013 compared to 40.5 percent in fiscal year 2012.

•                 SG&A as a percentage of net sales revenue remained flat year-over-year at 28.7 percent in both fiscal year  2013 and  fiscal year 2012.

•                 Operating income as a percentage of net sales decreased 0.3 percentage points to 11.5 percent in fiscal year  2013 compared to 11.8 percent in fiscal year 2012.

•                 Income tax expense was $19.85 million, or 14.6 percent of income before taxes in fiscal year 2013 compared to $15.72 million, or 12.5 percent of income before taxes in fiscal year 2012.

•                 Our net income was $115.67 million in fiscal year 2013 compared to net income of $110.37 million in fiscal year 2012.  Diluted earnings per share was $3.62 in fiscal year 2013 compared to $3.48 in fiscal year 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2013	2012	2011	2013	2012	2011	13/12	12/11

Sales revenue by segment, net
Personal Care	$490,555	$496,605	$491,215	38.1%	42.0%	63.2%	-1.2%	1.1%
Housewares	259,042	237,376	216,681	20.1%	20.1%	27.9%	9.1%	9.6%
Healthcare / Home Environment **	538,666	447,695	69,147	41.8%	37.9%	8.9%	20.3%	*
Total sales revenue, net	1,288,263	1,181,676	777,043	100.0%	100.0%	100.0%	9.0%	52.1%

Cost of goods sold	770,052	703,192	427,797	59.8%	59.5%	55.1%	9.5%	64.4%
Gross profit	518,211	478,484	349,246	40.2%	40.5%	44.9%	8.3%	37.0%

Selling, general and administrative expense	369,438	339,098	235,341	28.7%	28.7%	30.3%	8.9%	44.1%
Operating income before impairments	148,773	139,386	113,905	11.5%	11.8%	14.7%	6.7%	22.4%

Asset impairment charges	-	-	2,161	0.0%	0.0%	0.3%	*	*
Operating income	148,773	139,386	111,744	11.5%	11.8%	14.4%	6.7%	24.7%

Nonoperating income (expense), net	86	(377)	577	0.0%	0.0%	0.1%	-122.8%	-165.3%
Interest expense	(13,345)	(12,917)	(9,693)	-1.0%	-1.1%	-1.2%	3.3%	33.3%
Total other income (expense)	(13,259)	(13,294)	(9,116)	-1.0%	-1.1%	-1.2%	-0.3%	45.8%

Income before income taxes	135,514	126,092	102,628	10.5%	10.7%	13.2%	7.5%	22.9%

Income tax expense	19,848	15,718	9,323	1.5%	1.3%	1.2%	26.3%	68.6%

Net income	$115,666	$110,374	$93,305	9.0%	9.3%	12.0%	4.8%	18.3%

  *           Calculation is not meaningful

**          Reflects two months of Kaz net sales revenue in fiscal 2011 and a full year in fiscal years 2012 and 2013.  Also reflects two months of PUR net sales revenue in fiscal 2012 and a full year in fiscal 2013.

(1)        Sales revenue percentages by segment are computed as a percentage of the related segment’s sales revenue, net to total sales revenue, net.  All other percentages are computed as a percentage of total sales revenue, net.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $106.59 million, or 9.0 percentage points, in fiscal year 2013 compared to fiscal year 2012.  Fiscal year 2013 was the first full fiscal year of operations for PUR, which we acquired on December 30, 2011.  The PUR acquisition accounted for $86.70 million, or 7.3 percentage points, of our consolidated net sales revenue growth.  Core business net sales revenue accounted for fiscal year 2013 consolidated net sales revenue growth of $19.89 million, or 1.7 percentage points.  Our fiscal year 2013 net sales revenue includes the unfavorable impact of net foreign exchange fluctuations of $5.48 million compared to fiscal year 2012.  Net sales revenue in our Personal Care segment declined $6.05 million, or 1.2 percentage points in fiscal year 2013 compared to fiscal year 2012.   Within the segment, year-over-year volume declines had a negative 4.8 percentage point impact on net sales revenue that was partially offset by a favorable 3.6 percentage point impact due to an increase in the average unit selling price, primarily the result of general price increases taken.  Net sales revenue in our Housewares segment increased $21.67 million, or 9.1 percentage points in fiscal year 2013 compared to fiscal year 2012.  Within the segment, year-over-year volume and average unit selling price increases contributed 1.2  and 8.0 percentage points, respectively to net sales revenue growth.  The increase in the average unit selling price was the result of both general price increases and an improvement in product mix.   Net sales revenue in our Healthcare / Home Environment increased $90.97 million, or 20.3 percentage points in fiscal year 2013 compared to fiscal year 2012.  The PUR acquisition accounted for $86.70 million, or 19.3 percentage points, of the net sales revenue increase within the Healthcare / Home Environment segment.

Consolidated net sales revenue increased $404.63 million, or 52.1 percentage points, in fiscal year 2012 compared to fiscal year 2011.  Acquisitions accounted for $385.73 million, or 49.6 percentage points of the increase in consolidated net sales revenue in fiscal year 2012.  Net sales revenue from acquisitions in fiscal year 2012 includes one month of incremental net sales revenue from our Pert Plus & Sure acquisition, ten months of incremental net sales revenue from our Kaz acquisition and two months of incremental net sales revenue from our PUR acquisition. Core business net sales revenue accounted for a fiscal year 2012 increase of $18.90 million, or 2.4 percentage points.  Our fiscal year 2012 net sales revenue includes a favorable impact of net foreign exchange fluctuations of $7.21 million compared to fiscal year 2011, most of which impacted the Personal Care and Healthcare / Home Environment segments.  Net sales revenue in our Personal Care segment increased $5.39 million, or 1.1 percentage points, in fiscal year 2012 compared to fiscal year 2011.   Within the segment, year-over-year volume and average unit selling price increases contributed 0.1 and 1.0 percentage points, respectively, to net sales revenue growth.  Net sales revenue in our Housewares segment increased $20.70 million, or 9.6 percentage points, in fiscal year 2012 compared to fiscal year 2011.  Within the segment, year-over-year volume and average unit selling price increases contributed 9.0  and 0.5 percentage points, respectively, to net sales revenue growth.  The increase in the average unit selling price was primarily due to a change in product mix.  Net sales revenue in our Healthcare / Home Environment increased $378.55 million in fiscal year 2012 compared to fiscal year 2011.  Total sales for the segment were $447.70 million, including $21.45 million of PUR incremental net sales revenue.  PUR was acquired on December 30, 2011 and two full months of its operations are included in the Healthcare / Home Environment segment’s results for fiscal year 2012.  Fiscal year 2012 was the Healthcare / Home Environment segment’s first full fiscal year of operations since the acquisition of Kaz on December 31, 2010.

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Fiscal Years Ended
	2013	2012	2011

Prior year’s sales revenue, net	$1,181,676	$ 777,043	$ 647,626

Components of sales revenue change, net
Core business	19,887	18,900	(6,227)
Incremental net sales revenue from acquisitions:
Infusium (one month in fiscal 2011)	-	-	2,367
Pert Plus & Sure (one and eleven months in fiscal 2012 and 2011, respectively)	-	6,513	64,130
Kaz (ten and two months in fiscal 2012 and 2011, respectively)	-	357,773	69,147
PUR (ten and two months in fiscal 2013 and 2012, respectively)	86,700	21,447	-
Change in sales revenue, net	106,587	404,633	129,417
Sales revenue, net	$1,288,263	$ 1,181,676	$ 777,043

Total net sales revenue growth	9.0%	52.1%	20.0%
Core business	1.7%	2.4%	-0.9%
Acquisitions	7.3%	49.6%	20.9%

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

Segment Net Sales Revenue

Personal Care

Our Personal Care segment currently offers products in three categories: appliances; grooming, skin care and hair care solutions; and brushes, combs and accessories.

Fiscal Year 2013 Net Sales Revenue Compared to Fiscal Year 2012:

Net sales in our Personal Care segment decreased 1.2 percent, or $6.05 million, to $490.56 million in fiscal year 2013 compared to $496.61 million in fiscal year 2012.  All net sales revenue was attributed to core business.  The decline in net sales revenue was primarily attributed to the following factors:

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

•                 The impact of product rationalization, inventory reduction and shifts in category emphasis by certain retailers; and

•                 The impact of unfavorable foreign currency fluctuations on U.S. Dollar reported net sales revenue.

As with the prior year, we believe that in many of our categories consumers continue to trade down to value- priced and heavily-promoted merchandise, which negatively impacts our sales.  We continue to believe that sales revenue performance in our Personal Care segment’s product lines will be heavily dependent on improvements in domestic and international employment, housing markets and consumers’ personal finances.

Fiscal Year 2012 Net Sales Revenue Compared to Fiscal Year 2011:

Net sales revenue  in our Personal Care segment increased 1.1 percent, or $5.39 million, to $496.61 million in fiscal year 2012 compared to $491.22 million in fiscal year 2011.  Net sales revenue from new product acquisitions included $6.51 million of net sales revenue from our Pert Plus and Sure acquisition, which represented one month of fiscal year 2012 net sales revenue through the first anniversary of its acquisition.  Core business net sales revenue for fiscal year 2012 decreased 0.2 percent, or $1.12 million.  The segment experienced unit volume growth increases of 0.1 percent and average unit selling price increases of 1.0 percent. Significant increases in professional distribution and mix were offset by lower demand in retail distribution channels.  We believe that throughout the year, consumers were trading down to value priced and heavily promoted merchandise, which negatively impacted sales.  The Personal Care segment’s fiscal year 2012 net sales revenue benefited from the favorable impact of net foreign exchange fluctuations of $3.11 million compared to fiscal year 2011.

Housewares

Our Housewares segment reports the operations of OXO, whose most significant product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products.

Fiscal Year 2013 Net Sales Revenue Compared to Fiscal Year 2012:

Net sales revenue in our Housewares segment increased 9.1 percent, or $21.67 million, to $259.04 million in fiscal year 2013 compared to $237.38 million in fiscal year 2012.  The segment experienced high single digit growth both domestically and internationally, with a disproportionate amount of the dollar growth continuing to occur domestically.  Key drivers of this growth include increases in the dry food storage, bathroom accessories, salad preparation, and infant and toddler categories.  A contributing factor to the segment’s growth was an expansion of business in the warehouse club channel with growth in two key accounts contributing $6.49 million in year over year net sales revenue growth.

Future net sales revenue growth in this segment of our business continues to be dependent on new product innovation, continued product line expansion, new sources of distribution, and geographic expansion.  The growth rate in the Housewares segment has begun to slow over the last three fiscal years when compared to years prior due to the continued maturation of its domestic markets.  While we believe in the segment’s ability to sustain organic growth, we expect the segment’s net sales revenue growth to be in the mid single digits for fiscal year 2014.

Fiscal Year 2012 Net Sales Revenue Compared to Fiscal Year 2011:

Net sales revenue in our Housewares segment increased 9.6 percent, or $20.70 million, to $237.38 million in fiscal year 2012 compared to $216.68 million in fiscal year 2011.  Increased unit net sales volume contributed 9.0 percent to net sales revenue growth and higher average unit selling prices due to changes in sales mix contributed 0.5 percent to net sales revenue growth.  We experienced growth both internationally and domestically with a disproportionate amount of the dollar growth continuing to occur domestically.  Key drivers of this growth include increases in the food preparation and storage and organization categories, contributing $12.51 and $5.84 million in net sales revenue growth, respectively, when compared to the prior year.  The largest growth in any one brand came from OXO tot, baby and toddler care products, which across several product categories contributed $7.19 million of net sales revenue growth, when compared to the prior year.

Healthcare / Home Environment

The Healthcare / Home Environment segment sells products in the following categories:  health care devices, such as thermometers, blood pressure monitors, humidifiers, and heating pads; water filtration systems; and small home appliances, such as air purifiers, portable heaters, fans, and bug zappers.

Fiscal Year 2013 Net Sales Revenue Compared to Fiscal Year 2012:

Net sales revenue in our Healthcare / Home Environment segment increased 20.3 percent, or $90.97 million, to $538.67 million in fiscal year 2013 compared to $447.70 million in fiscal year 2012.  Fiscal year 2013 was the first full fiscal year of operations for PUR, which we acquired on December 30, 2011.  The PUR acquisition accounted for $86.70 million, or 19.3 percentage points of the net sales revenue increase within the segment. Core business contributed $4.27 million, or 1.0 percentage point, of net sales revenue increase within the segment.  Our core thermometer and pharmacy humidifier product categories experienced greater demand driven by a strong spike in illness levels midway through the cough/cold/flu season. As a result, both the Vicks and Braun brands achieved mid-to-high single digit year-over-year net sales revenue growth.  The following factors limited the segment’s net sales revenue growth:

•                 A difficult worldwide retail sales environment;

•                 The impact of high seasonal heating and fan inventory levels at retail due to the previous warm winter and mild cold and flu season last year, which continued to impact orders for the current fiscal year;

•                 Lost shelf placement on certain key products due to competitive pricing pressures; and

•                 The negative impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue.

Fiscal Year 2012 Net Sales Revenue Compared to Fiscal Year 2011:

Healthcare / Home Environment net sales revenues for fiscal year 2012 totaled $447.70 million compared to $69.15 million in fiscal year 2011.  Fiscal year 2011 net sales revenue included only two months of operations following the Kaz acquisition.  Fiscal year 2012 also includes $21.45 million in net sales revenue representing two months of operations from the acquisition of the PUR water filtration business from P&G on December 30, 2011.  The segment experienced expanded shelf space with key retail accounts and demand for new higher end thermometry and humidification products.  Sales were constrained during the first half of the fiscal year by product sourcing and customer order delays, and in the second half of the fiscal year by an unusually warm fall and winter in both the U.S. and Europe and by a mild cold and flu season.  Warm fall and winter weather tends to slow down the sales of heating units and a mild cold and flu season typically has a negative impact on demand for thermometry and humidification appliances. The Healthcare / Home Environment segment’s fiscal year 2012 net sales revenue benefited from the favorable impact of net foreign exchange fluctuations of $4.10 million compared to fiscal year 2011.

Geographic Net Sales Revenue

The following table sets forth, for the periods indicated, our net sales revenue by geographic region, in U.S. Dollars, as a percentage of net sales revenue, and the year-over-year percentage change in each region.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2013	2012	2011	2013	2012	2011	13/12	12/11

Sales revenue, net by geographic region
United States	$1,014,354	$ 906,864	$ 619,378	78.7%	76.7%	79.7%	11.9%	46.4%
Canada	71,312	69,406	40,714	5.6%	5.9%	5.3%	2.7%	70.5%
Europe and other	153,707	155,616	78,720	11.9%	13.2%	10.1%	-1.2%	97.7%
Latin America	48,890	49,790	38,231	3.8%	4.2%	4.9%	-1.8%	30.2%
Total sales revenue, net	$1,288,263	$ 1,181,676	$ 777,043	100.0%	100.0%	100.0%	9.0%	52.1%

(1)      Percentages of net sales revenue by geographic region are computed as a percentage of the geographic region’s net sales revenue to consolidated total net sales revenue.

In fiscal year 2013, Canada, Europe and other, and Latin American regions accounted for approximately 26, 56 and 18 percent of international net sales revenue, respectively. The U.S. contributed 9.1 percentage points to consolidated net sales revenue growth or $107.49 million.  International (Canada, Europe and other, and Latin America) operations slightly offset net sales revenue growth with a 0.1 percentage point net decrease, or $0.90 million.  Canadian operations accounted for a 0.2 percentage point increase in our consolidated net sales revenue, or $1.91 million.  Europe and other country operations accounted for a 0.2 percentage point decrease in our consolidated net sales revenue, or $1.91 million.  Latin American operations accounted for a 0.1 percentage point decrease in our consolidated net sales revenue, or $0.90 million. Our growth in the U.S. is primarily attributed to the impact of the acquisition of PUR, which we acquired on December 30, 2011 and currently has net sales revenue only in the U.S. and Canada.   Our international net sales revenue performance was hurt by the net impact of unfavorable exchange rate fluctuations, which decreased our reported international net sales by $5.48 million in fiscal year 2013.

In fiscal year 2012, Canada, Europe and other, and Latin American regions accounted for approximately 25, 57 and 18 percent of international net sales revenue, respectively.  The U.S. contributed 37.0 percentage points to consolidated net sales revenue growth or $287.49 million.  International (Canada, Europe and other, and Latin America) operations contributed 15.1 percentage points to our consolidated net sales revenue growth, or $117.15 million.  Canadian operations accounted for a 3.7 percentage point increase in our consolidated net sales revenue, or $28.69 million.  Europe and other country operations accounted for a 9.9 percentage point increase in our consolidated net sales revenue, or $76.90 million.  Latin American operations accounted for a 1.5 percentage point increase in our consolidated net sales revenue, or $11.56 million. Our growth in each region is primarily attributed to the impact of the acquisition of Kaz, which is a part of the Healthcare / Home Environment segment, and was operated by the Company for a full twelve months in fiscal year 2012 compared to only two months in fiscal year 2011.  Also, fiscal year 2012 net sales revenue for the segment includes two months of operations of the PUR water filtration business.  PUR was acquired on December 30, 2011 and currently has net sales revenues in the U.S. and Canada only.  Our international net sales revenue performance benefited by an overall change in direction in foreign exchange rates.  The net impact of exchange rate changes contributed $7.21 million to our consolidated net sales revenue in fiscal year 2012, principally due to the weakening of the dollar against most foreign currencies, with the exception of the Mexican Peso.

Gross Profit Margin

Gross profit, as a percentage of net sales revenue, decreased to 40.2 percent in fiscal year 2013 from 40.5 percent in fiscal year 2012.  In fiscal year 2013 our consolidated gross profit margin continued to be unfavorably impacted by the combined effects of fluctuations in foreign currency exchange rates on net sales revenue and general product cost increases across all segments. These unfavorable impacts have been partially offset by the PUR water filtration acquisition and customer price increases taken, which have favorably impacted consolidated gross profit margins.

Our product sourcing mix is heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. dollar. As a result, if China’s currency appreciates against the U.S. Dollar in the short-to-intermediate-term, it would likely result in increased product costs over time. In addition, there continues to be variability across all segments in raw materials, fuel and associated inbound transportation costs.  Accordingly, we remain cautious about our ability to improve our gross profit margin in fiscal year 2014.

Gross profit, as a percentage of net sales revenue, decreased to 40.5 percent in fiscal year 2012 from 44.9 percent in fiscal year  2011.  The decline in our margin was primarily due to the dilutive impact of the Kaz acquisition, whose overall gross profit margin is below the margins of our other two segments, and the broad impact across most of our businesses of product cost increases in the second half of fiscal year 2012.

Selling, General and Administrative Expense (“SG&A”)

SG&A as a percent of net sales revenue for fiscal year 2013 remained flat when compared to fiscal year 2012 at 28.7 percent. We continue to strive to improve our operations and processes, which we believe will ultimately help drive down costs.  We were able to hold SG&A constant as a percentage of net sales revenue for fiscal year 2013, but we are cautious about our ability to maintain this level of expenditure in fiscal year 2014, for the reasons described below.

We believe our competitive position and the long-term health of our business depends on fulfillment and transportation excellence.  Our operations have become increasingly intertwined with our retailers, especially large retailers. The breadth and complexity of the packaging, handling and shipping services continue to escalate in order for us to keep our current customers and to pursue opportunities to increase market share.  Consequently, it continues to be increasingly more expensive to do business with many of our customers.  We expect to incur some excess capacity and duplicative costs in distribution expense in fiscal year 2014 as we transition to a new 1.3 million square foot distribution center in Olive Branch, Mississippi.  We plan to move our U.S. based Healthcare / Home Environment segment’s business into the facility in the third quarter of fiscal year 2014.  We plan to complete a move of our Personal Care appliance distribution operations to the new facility early in fiscal year 2015.

For fiscal year 2013,  we expensed $15.25 million of performance-based compensation in connection  with our employment arrangements for Gerald Rubin, our chief executive officer and president (the “CEO”).  As a result of our employment arrangements with the CEO, we expect to record substantially higher levels of performance-based compensation expense over the next two fiscal years.  See “Contractual Obligations” beginning on page 49 for a further explanation of the details of these employment arrangements and the performance-based compensation expensed for fiscal year 2013 and an illustrative pro forma expense for fiscal years 2014 and 2015.

SG&A decreased to 28.7 percent of net sales revenue in fiscal year 2012 from 30.3 percent in fiscal year 2011.  The year-over-year decrease in SG&A as a percentage of net sales revenue is primarily due to the impact of Kaz, which operated on lower overall SG&A as a percentage of net sales revenue than the Company’s consolidated SG&A as a percentage of net sales revenue for the same period last year.  The overall impact of Kaz was partially offset by the impact of the PUR acquisition, which operated on higher SG&A as a percentage of sales due primarily to higher advertising and amortization expenses, and by the unfavorable impact of net foreign exchange gains/losses year-over-year.

Operating Income by Segment

Operating income by segment for fiscal years 2013, 2012 and 2011 was as follows:

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2013	2012	2011	2013	2012	2011	13/12	12/11

Personal Care	$61,389	$62,152	$63,368	12.5%	12.5%	12.9%	-1.2%	-1.9%
Housewares	49,612	44,884	46,017	19.2%	18.9%	21.2%	10.5%	-2.5%
Healthcare / Home Environment (two months in 2011)	37,772	32,350	4,520	7.0%	7.2%	6.5%	16.8%	*
Total operating income	$148,773	$139,386	$113,905	11.5%	11.8%	14.7%	6.7%	22.4%

*    Calculation is not meaningful

(1) Percentages by segment are computed as a percentage of the segments’ net sales revenue.

Operating income for each operating segment is computed based on net sales revenue, less cost of goods sold and any SG&A associated with the segment. The SG&A used to compute each segment’s operating profit is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the operating segment.  We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage. In fiscal year 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal year 2012.  These additional allocations are costs of corporate and operating functions that are shared by the segments. In the past year, we have integrated certain of the segment’s corporate and operating functions into consolidated corporate and shared operating functions. In fiscal year 2012, the Healthcare / Home Environment segment did not utilize these corporate and shared operating functions as extensively as in fiscal year 2013.  For fiscal years 2013 and 2012, these allocations totaled $16.69  and $6.02 million, respectively.  The two months of operations of the Healthcare / Home Environment segment included in our fiscal year 2011 consolidated statement of income did not include any allocation of corporate overhead.

Personal Care

The Personal Care segment’s operating income decreased $0.76 million, or 1.2 percent, for fiscal year 2013 compared to fiscal year 2012.  The year-over-year decrease was primarily due to net sales revenue decreases in our grooming, skincare and hair care product group and our Europe and other geographic region, and higher cost of goods sold across all Personal Care product groups, partially offset by net sales revenue increases in the segment’s other product groups and reduced total SG&A expense within the segment.

The Personal Care segment’s operating income decreased $1.22 million, or 1.9 percent, for fiscal year 2012 compared to fiscal year 2011.   The decrease in fiscal year 2012 when compared to fiscal year 2011 was primarily due to the combined impacts of increased promotional allowances granted to customers and higher cost of goods sold.

Housewares

The Housewares segment’s operating income increased $4.73 million, or 10.5 percent, for fiscal year 2013 compared to fiscal year 2012.  The increase in fiscal year 2013 when compared to fiscal year 2012, was primarily due to the effect of  higher unit sales volumes from increases in the dry food storage, bathroom accessories, salad preparation, and infant and toddler categories, an expansion of business in the warehouse club channel, and customer price increases.  These gains were partially offset by increases in cost of goods sold.

The Housewares segment’s operating income decreased $1.13 million, or 2.5 percent, for fiscal year 2012 compared to fiscal year 2011.  The decrease in fiscal year 2012 when compared to fiscal year 2011, was primarily due to higher cost of goods sold.

Healthcare / Home Environment

The Healthcare / Home Environment segment’s operating income increased $5.42 million, or 16.8 percent, for fiscal year 2013 compared to fiscal year 2012. The increase in fiscal year 2013 when compared to fiscal year 2012, was primarily due to the incremental impact of the PUR acquisition combined with core net sales revenue growth. This increase was partially offset by product packaging litigation costs and higher corporate and shared operating function cost allocations.

The Healthcare / Home Environment segment’s operating income increased $27.83 million for fiscal year 2012 compared to fiscal year 2011.  Fiscal year 2012 was the segment’s first full fiscal year of operations under the Company’s ownership.  During fiscal year 2011, the Healthcare / Home Environment segment reported two months of operating results from Kaz, which we acquired on December 31, 2010.  The segment’s fiscal year 2012 operating results also include two months of operations from the acquisition of the PUR water filtration business from P&G on December 30, 2011.  The segment operates on lower overall gross margins than the Personal Care and Housewares segments, which is the principal reason for its lower overall operating profit.

During fiscal year 2012, the segment continued to benefit from the combined impact of better sales mix and synergy initiatives.  However, overall operating results for the second half of the year were negatively impacted by a drop in sales volume due to an unusually warm fall and winter in both the U.S. and Europe and a mild cough/cold/flu season. Warm fall and winter weather tends to slow down the sales of heating units and a mild cold and flu season typically has a negative impact on demand for thermometry and humidification appliances.

Asset Impairment Charges

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate a more frequent evaluation is necessary.

Annual Impairment Testing in the First Quarter of Fiscal Year 2013 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2013. As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

Annual Impairment Testing in the First Quarter of Fiscal Year 2012 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2012. As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

Impairments in the Fourth Quarter of Fiscal Year 2011 - In the Housewares segment, as a result of continued net sales revenue declines associated with rechargeable lighting products, management performed a reassessment of the category’s long-term earnings prospects and decided to exit the category.  As a result, the Company wrote down the carrying value of the associated inventory, and wrote off all related trademark and patent costs. The various adjustments were recorded as a non-cash impairment charge of $0.75 million ($0.70 million after tax). In the Personal Care segment, based upon continued net sales revenue declines and the future market growth prospects for certain professional product trademarks, the Company performed interim impairment testing using a revised outlook for the brands.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.91 million ($0.89 million after tax).  The charge was related to trademarks, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal Year 2011 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2011.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).

The charge was related to trademarks in our Personal Care segment that were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Interest Expense

Interest expense increased to $13.35 million in fiscal year 2013 compared to $12.92 million in fiscal year 2012.  Interest expense was higher when compared to the prior fiscal year primarily due to higher average levels of short-term debt as a result of the PUR acquisition.

Interest expense increased to $12.92 million in fiscal year 2012 compared to $9.69 million in fiscal year 2011.  Interest expense was higher when compared to the prior fiscal year primarily due to the increase in short-term and long-term debt outstanding, which was used to finance both the Kaz and PUR acquisitions.

Income Tax Expense

Our fiscal years 2013, 2012 and 2011 income tax expense was $19.85, $15.72 and $9.32 million, respectively, and our effective tax rates were 14.6, 12.5 and 9.1 percent, respectively.  The increase in our effective tax rate over the last two fiscal years is due primarily to the acquisitions of Kaz and PUR, which increased the proportion of U.S. taxable income relative to taxable income in lower tax rate jurisdictions.  In any given year, there may be significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions, the trend in our effective tax rates would follow a more normalized pattern.

Net Income

Our net income was $115.67 million for fiscal year 2013 compared to $110.37 million for fiscal year 2012, an increase of 4.8 percent.  Our diluted earnings per share increased $0.14 to $3.62 for fiscal year 2013 compared to $3.48 for fiscal year 2012, an increase of 4.0 percent.

Our net income was $110.37 million for fiscal year 2012 compared to $93.31 million for fiscal year 2011, an increase of 18.3 percent.  Our diluted earnings per share increased $0.50 to $3.48 for fiscal year 2012 compared to $2.98 for fiscal year 2011, an increase of 16.8 percent.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Selected measures of our liquidity and capital utilization for fiscal years 2013 and 2012 are shown below:

	Fiscal Years Ended
	2013	2012

Accounts Receivable Turnover (Days) (1)	60.6	62.5
Inventory Turnover (Times) (1)	2.7	2.9
Working Capital (in thousands)	$236,540	$109,647
Current Ratio	1.8 : 1	1.3 : 1
Ending Debt to Ending Equity Ratio (2)	27.7%	43.8%
Return on Average Equity (1)	13.5%	15.0%

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

(2)      Debt is defined as all debt outstanding at the balance sheet date.  This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit”, “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.”  For further information regarding our financing, see Notes (5), (6), (9), (11), (12), (13) and (21) to our accompanying consolidated financial statements and our discussion below under “Financing Activities.”

Operating Activities

Fiscal Year 2013 Compared to Fiscal Year 2012:

Operating activities provided $87.56 million of cash during fiscal year 2013 compared with $103.88 million in fiscal year 2012.  The decrease in operating cash flow was principally due to higher levels of receivables and inventory, when compared year-over-year.

Our accounts receivable increased $24.44 million to $219.72 million at the end of fiscal year 2013, while our accounts receivable turnover improved to 60.6 days from 62.5 days in fiscal year 2012.

Inventory increased $34.73 million to $280.87 million at the end of fiscal year 2013, while our inventory turnover declined to 2.7 times per year from 2.9 times per year in fiscal year 2012.  The increase in inventory was primarily due to the following factors:

•                 the purchase of PUR inventories during the second fiscal quarter;

•                 the build-up of PUR inventory in the second half of the fiscal year in anticipation of a change in a third party manufacturer of  water filters in fiscal year 2014; and

•                 a pre-season buildup of certain appliance inventories in the second half of the fiscal year to help mitigate the potential impact of fourth fiscal quarter 2013 and first fiscal quarter 2014 deliveries due to the Chinese New Year extended factory holidays.

Working capital increased to $236.54 million at the end of fiscal year 2013, compared to $109.65 million at the end of fiscal year 2012.  Our current ratio increased to 1.8:1 at the end of fiscal year 2013, compared to 1.3:1 at the end of fiscal year  2012. The increase in our working capital and current ratio was primarily due to the increase in receivables and inventory discussed above, combined with a net reduction of our overall short-term debt obligations from repayments using cash generated from operations.

Fiscal Year 2012 Compared to Fiscal Year 2011:

Operating activities provided $103.88 million of cash during fiscal year 2012 compared with $87.43 million in fiscal year 2011.  The increase in operating cash flow was principally due to the timing of fluctuations in working capital components, in addition to an increase in net income of $17.07 million and an increase in depreciation and amortization of $11.68 million, when compared year-over-year.

Our accounts receivable increased $6.88 million to $195.28 million at the end of fiscal year 2012, while our accounts receivable turnover improved to 62.5 days from 64.7 days in fiscal year 2011.

Inventory increased $28.91 million to $246.14 million at the end of fiscal year 2012, while our inventory turnover improved to 2.9 times per year from 2.7 times per year in fiscal year 2011.  The increase in inventory was due to the following factors:

•                 a planned inventory build-up in the Personal Care and Housewares segments in advance of the implementation of  a significant upgrade of our ERP system, which took place at the end of December 2011, and

•                 weaker than expected fourth quarter shipments, particularly in our Healthcare / Home Environment segment, which experienced a drop in sales volume due to an unusually warm fall and winter in both the U.S. and Europe and a mild cough/cold/flu season.

Working capital decreased to $109.65 million at the end of fiscal year 2012, compared to $121.51 million at the end of fiscal year 2011.  Our current ratio decreased to 1.3:1 at the end of fiscal year 2012, compared to 1.4:1 at the end of fiscal year 2011. The decrease in our working capital and current ratio was primarily due to a net decrease in cash and increase in overall short-term debt obligations as a result of the use of our revolving credit facility to fund the PUR acquisition.

Investing Activities

In fiscal year 2013, investing activities used $13.93 million of cash compared with $152.02 and $340.44 million used in fiscal years 2012 and 2011, respectively.

Significant highlights of our fiscal year 2013 investing activities

•                 We spent $2.79 million on molds, tooling and other production equipment, $4.03 million on land for our new Olive Branch, Mississippi distribution center, $2.04 million on facility improvements, $4.75 million on information technology infrastructure and other office furniture and equipment, $0.28 million on the development of new patents, and $0.80 million on other intangible asset additions.

•                 We received proceeds of $0.74 million on a note receivable associated with the fiscal year 2012 sale of a land parcel in El Paso, Texas.

Significant highlights of our fiscal year 2012 investing activities

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

Significant highlights of our fiscal year 2011 investing activities

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

Financing Activities

During fiscal year 2013, financing activities used $82.64 million of cash compared to $42.80 and $170.00 million of cash provided in fiscal years 2012 and 2011, respectively.

Significant highlights of our fiscal year 2013 financing activities

•                 We had draws of $234.65 million against our revolving credit facility.

•                 We repaid $323.75 million drawn against our revolving credit facility.

•                 We repaid $3.00 million of long-term debt.

•                 Employees and certain members of our Board of Directors exercised options to purchase 247,661 shares of common stock, providing $9.33 million of cash, including related tax benefits.

•                 Purchases of common stock through our employee stock purchase plan provided $1.06 million of cash.

•                 We repurchased and retired 61,426 shares of common stock at a total purchase price of $1.76 million, for a $28.64 per share average price.

Significant highlights of our fiscal year 2012 financing activities

•                 We had draws of $1,369.85 million against our revolving credit facility.

•                 We repaid $1,269.75 million drawn against our revolving credit facility.

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

Significant highlights of our fiscal year 2011 financing activities

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

Revolving Credit Agreement and Other Debt Agreements

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  With each borrowing, we can elect the interest rate method based on our funding needs at the time. Borrowings under the Credit Agreement accrue interest at a base rate plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the Credit Agreement) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective one, two, three or six-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of February 28, 2013, the revolving loan principal balance was $82.00 million and there were $0.30 million of open letters of credit outstanding against the Credit Agreement. As of February 28, 2013, the amount available for borrowings under the Credit Agreement was $167.70 million.

In addition to the Credit Agreement, at February 28, 2013, we had an aggregate principal balance of $175.00 million of Senior Notes with varying maturities due between January 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. Up to $75.00 million of the debt can be prepaid without penalty while $100.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

On March 20, 2013, Kaz USA, Inc. (“Kaz USA”), a wholly-owned subsidiary of Helen of Troy Limited (the “Company”), entered  into a loan agreement, dated as of March 1, 2013 with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by MBFC of up to $38.00 million of taxable industrial development revenue bonds (the “Bonds”). The proceeds of the Bonds will be loaned by MBFC to Kaz USA for the purposes of financing the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi.

The Bonds are issued under a Trust Indenture, dated as of March 1, 2013 (the “Indenture”), between MBFC and Deutsche Bank National Trust Company, as trustee (the “Trustee”), and are payable from payments made by Kaz USA under the loan agreement with MBFC. Kaz USA is obligated to make payments in such amounts and at such times as will be sufficient to pay, when due, the principal of and interest on the Bonds. Interim draws, accumulating up to a $38.00 million aggregate maximum, may be made through March 20, 2014.

The Bonds and the related loans to Kaz USA will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent depending upon the leverage ratio at the time of the borrowing or (b) the respective one, two, three, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage ratio at the time of the borrowing.  The Base Rate is equal to the highest of  (i) the federal funds rate for the day, plus 0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one, two, three, or six-month LIBOR rate plus 1.00 percent.  Assuming the $38.00 million aggregate maximum is borrowed, outstanding principal of the Bonds will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021 and 2022, $3.80 million on March 1, 2016, $5.70 million on March 1, 2017, and $15.20 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon the maturity of the Bonds on March 1, 2023. The Bonds may be prepaid in whole or part without penalty following the earlier of March 20, 2014 or the date six months following completion of the Olive Branch distribution facility. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the Bonds to be prepaid in full on March 1, 2018 by providing notice of such election to MBFC, Kaz USA, and the Trustee by August 31, 2017. Following March 1, 2018, Bank of America, N.A. may elect for the Bonds to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days’ notice. In lieu of any prepayment, the Bonds may be purchased by a transferee as permitted under the Indenture.

The Credit Agreement and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms are defined in the various agreements). The Credit Agreement and the Senior Notes also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt. Under the terms of our Credit Agreement, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the revolving credit facility.

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

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of the end of fiscal year 2013 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)

		2014	2015	2016	2017	2018	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$20,000	$20,000	$20,000	$20,000	$20,000	$-
Term debt - floating rate (1)	75,000	-	75,000	-	-	-	-
Long-term incentive plan payouts	9,376	4,138	3,352	1,886	-	-	-
Interest on fixed rate debt	11,180	3,796	3,016	2,236	1,456	676	-
Interest on floating rate debt (1)	6,085	4,570	1,515	-	-	-	-
Open purchase orders	183,273	183,273	-	-	-	-	-
Long-term purchase commitments	3,030	303	606	606	606	606	303
Minimum royalty payments	84,884	13,453	12,689	12,731	9,795	9,424	26,792
Advertising and promotional	58,284	8,842	5,659	5,660	5,263	5,368	27,492
Operating leases	20,146	5,971	5,863	4,556	1,599	1,133	1,024
Capital spending commitments	36,085	36,085	-	-	-	-	-
Total contractual obligations (2)	$587,343	$280,431	$127,700	$47,675	$38,719	$37,207	$55,611

(1)     The Company uses an interest rate hedge agreement (the “swap”), in conjunction with its unsecured floating interest rate $75.00 million, Senior Notes due June 2014.  The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)      In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2013, we have recorded a provision for uncertain tax positions of $15.76 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

During fiscal year 2012, we entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Gerald Rubin, our Chief Executive Officer and President (the “CEO”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”). The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting held on October 11, 2011. The base and incentive compensation provisions of the Employment Agreement are effective for fiscal years 2013 through 2015, subject to earlier termination by either party. Substantially all of the CEO’s compensation pursuant to the  Employment Agreement is performance-based and contingent upon our achievement of specified performance goals. The performance-based compensation is made up of the following three components:

•                 Restricted Stock Units - Under the Employment Agreement, the CEO received a grant of 700,000 performance-based restricted stock units (“Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015. Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively. With respect to fiscal year 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. A portion of any Performance RSUs earned in fiscal years 2013 and 2014 will be subject to annual vesting requirements through fiscal year 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million. Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of

Performance RSUs vesting during any given period. Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods in SG&A.

•                 Annual Bonus - The CEO is also eligible to receive an annual bonus of up to $25.00 million in cash and stock, subject to the achievement of specified performance goals. Any such bonus that is earned and payable will be paid two-thirds in the form of cash or cash equivalents up to a maximum of $10.00 million. The remainder will be paid in the form of restricted stock. Any restricted stock granted will vest, with respect to annual bonuses for fiscal years 2013 and 2014, on February 28, 2015, and with respect to annual bonus for fiscal year 2015, on the date the Compensation Committee of the Company’s Board of Directors certifies that the performance goals have been achieved.

•                 Life Insurance Bonuses - Under the Employment Agreement, three split-dollar life insurance policies and the obligation to pay the associated premiums will be transferred to the CEO over the term of the agreement subject to the satisfaction of certain service and performance conditions. The amount of the value of the transfer of each of the three split-dollar life insurance policies (based on cash surrender values) is capped at $3.00, $4.00 and $7.00 million, respectively.

The following table shows the actual CEO performance-based compensation expensed for fiscal year 2013 and illustrative pro forma  amounts to be expensed for fiscal years 2014 and 2015.  This compensation expense is and will be reflected in SG&A.  Pro forma amounts were computed assuming, among other things, that the only source of operating income comes from current business holdings, with operating income performance levels in fiscal years 2014 and 2015 remaining the same as fiscal year 2013.

CEO PERFORMANCE-BASED COMPENSATION

(in thousands)

		Life	Restricted Stock	Performance
	Cash	Insurance	Bonus (3)	RSUs (4)
Fiscal Year	Bonus (1)	Bonus (2)	(Subject to Vesting)		Total

2013 - Actual	$10,000	$2,261	$1,892	$1,098	$15,251
2014 - Pro forma (5)	10,000	2,900	4,730	5,481	23,111
2015 - Pro forma (5)	10,000	6,120	10,406	16,437	42,963
Totals	$30,000	$11,281	$17,028	$23,016	$81,325

(1)      Actual cash bonus expensed for fiscal year 2013 and pro forma cash bonuses to be expensed for fiscal years 2014 and 2015. Bonuses are paid within 75 days of fiscal year end.

(2)      Actual cash value of the split-dollar life insurance policy bonus expensed in fiscal year 2013 and the estimated cash values of the split-dollar life insurance policy bonuses to be expensed for fiscal years 2014 and 2015.

(3)      Actual restricted stock expensed for fiscal year 2013 and the pro forma value of restricted stock to be expensed for fiscal years 2014 and 2015. Each restricted stock award under the CEO’s bonus agreement vests on February 28, 2015 and is expensed over its vesting term.

(4)      Actual value of the Performance RSUs expensed for fiscal year 2013 and the pro forma value of Performance RSUs to be expensed for fiscal years 2014 and 2015. Expense is recognized based upon a grant date fair value of $32.88 per share over the related vesting amounts and periods for each Performance RSU tranche.

(5)      Pro forma amounts were computed assuming, among other things, the only source of operating income comes from current business holdings, with operating income performance levels in fiscal years 2014 and 2015 remaining the same as fiscal year 2013.  Historical levels of split-dollar life insurance cash value accumulation was assumed for each of the policies subject to transfer in fiscal years 2014 and 2015.

The expense we will actually record in fiscal years 2014 and 2015 will depend on the actual operating income achieved each year, as well as other factors that are components to the relevant performance targets underlyling the compensation.  The pro forma amounts are based on a number of assumptions and estimates, including, among other things, that operating income, total assets and the other components to the relevant performance targets underlyling the compensation remain constant each year, the CEO continues employment through the performance periods, and no event occurs that would accelerate the vesting, settlement or payment of compensation.  Unanticipated events and circumstances may occur that could impact the timing of the accrual of the expense and the amount of incentive compensation expense recorded.  As a result, the timing and actual amount expensed as compensation during fiscal years 2014 and 2015 will vary from pro forma amounts, and the variations might be material.  Accordingly, the pro forma amounts and table above are for illustrative purposes only.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements, including payments of $20.00 million annual principal installments on long-term debt beginning in January 2014, and the payment of $75.00 million of  long-term debt scheduled to mature in June 2014.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Valuation of inventory - We record inventory on our balance sheet at the average or standard cost, or net realizable value, if it is below our recorded cost.  Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its recorded cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

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

Economic useful life of intangible assets - We amortize intangible assets, such as licenses, trademarks, customer lists and distribution rights over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset’s history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We complete our analysis of the remaining useful economic lives of our intangible assets during the first quarter of each fiscal year.

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

NEW ACCOUNTING GUIDANCE

Refer to Note (1) in the accompanying consolidated financial statements for a discussion of any new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates, interest rates and the liquidity of our investments are our primary financial market risks.

Foreign Currency Risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2013, 2012 and 2011, 17.0, 18.2 and 14.1 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During fiscal years 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve.  Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent and floating rates are in place on $82.00 million of borrowings under our Credit Agreement and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due June 2014 reset as described in Note (9) to the accompanying consolidated financial statements, and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

Our levels of floating rate debt and the uncertainty regarding the level of future interest rates increase our risk profile.  We manage our floating rate term debt using an interest rate swap (the “swap”).  As of February 28, 2013, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our Senior Notes due 2015 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due 2015, while simultaneously receiving floating rate interest payments set at 0.31 percent as of February 28, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets occur at the same time as the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal years 2013 and 2012:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

February 29, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,531	5,022
Total fair value				$-	$3,694	$5,022

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

Rate Sensitive Financial Instruments

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our rate sensitive financial instruments as of February 28, 2013 and February 29, 2012.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)

	February 28, 2013
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$100,000	$(100,000)	$(105,725)	$(526)
Interest Rate Swaps (2)	$75,000	$(4,824)	$(4,824)	$(35)
Foreign Currency Exchange Contracts - Pounds (3)	£3,000	$257	$257	$(455)
Foreign Currency Exchange Contracts - Euros (3)	€7,050	$239	$239	$(921)

	February 29, 2012
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Notes Receivable (4)	$733	$733	$737	$(6)
Fixed Rate Long-Term Debt (1)	$103,000	$(103,000)	$(104,450)	$(1,231)
Interest Rate Swap (2)	$75,000	$(8,553)	$(8,553)	$(110)
Foreign Currency Exchange Contracts - Canadian Dollars (3)	$7,000	$(163)	$(163)	$(703)

(1)      The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)     The underlying interest rates are based on current and future projections over the related lives of the underlying swap contracts of expected three-month LIBOR rates.

(3)      Appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

(4)      The underlying interest rates used as a basis for these estimates are the twelve-month LIBOR rates and an implied 5.89 percent credit spread.

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

Risks Inherent in Cash and Cash Equivalents

Our cash and cash equivalents are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts.  Cash equivalents consist of money market investment accounts.  The following table summarizes our cash, cash equivalents and investments at the end of fiscal years 2013 and 2012:

CASH AND CASH EQUIVALENTS

(in thousands)

	February 28, 2013		February 29, 2012
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non-interest-bearing accounts - unrestricted	$9,568	0.00 to 1.30%	$18,375	0.00 to 1.70%
Cash, interest and non-interest-bearing accounts - restricted	2,183	0.00 to 0.75%	2,670	0.00 to 1.25%
Money market funds	1,091	0.35 to 0.37%	801	0.53 to 4.32%
Total cash and cash equivalents	$12,842		$21,846

Our cash balances at the end of fiscal years 2013 and 2012 include restricted cash of $2.18 and $2.67 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

In February 2013, the Venezuelan government devalued its currency from 4.30 per dollar to 6.30 per dollar.  As a result of this devaluation, we recorded a $1.41 million unfavorable exchange rate impact in SG&A for the fourth quarter of fiscal year 2013.

At fiscal years ending 2013 and 2012, our cash equivalents were  in money market accounts; therefore, we believe there was no material interest rate risk associated with these holdings.

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

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected.  Furthermore, the effectiveness of internal controls may become inadequate because of future changes in conditions or variations in the degree of compliance with our policies or procedures.

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2013.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the internal control over financial reporting of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2013,  and our report dated April 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of income, comprehensive income,  stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 28, 2013 and February 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 29, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 29, 2013

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except shares and par value)

	February 28,	February 29,
	2013	2012

Assets
Assets, current:
Cash and cash equivalents	$12,842	$21,846
Receivables - principally trade, less allowances of $5,031 and $5,541	219,719	195,283
Inventory, net	280,872	246,142
Prepaid expenses and other current assets	8,442	7,645
Income taxes receivable	1,800	-
Deferred tax assets, net	21,530	17,620
Total assets, current	545,205	488,536

Property and equipment, net of accumulated depreciation of $74,775 and $62,550	101,716	100,690
Goodwill	453,241	452,350
Other intangible assets, net of accumulated amortization of $73,344 and $52,268	355,628	377,150
Deferred tax assets, net	2,401	976
Other assets, net of accumulated amortization of $5,403 and $3,938	15,813	16,021
Total assets	$1,474,004	$1,435,723

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$82,000	$171,100
Accounts payable, principally trade	72,263	69,845
Accrued expenses and other current liabilities	134,063	131,632
Income taxes payable	-	352
Deferred tax liabilities, net	339	2,960
Long-term debt, current maturities	20,000	3,000
Total liabilities, current	308,665	378,889

Long-term debt, excluding current maturities	155,000	175,000
Deferred tax liabilities, net	57,991	60,576
Other liabilities, non-current	25,742	24,529
Total liabilities	547,398	638,994

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,868,416 and 31,681,067 shares issued and outstanding	3,187	3,168
Additional paid in capital	164,471	151,006
Accumulated other comprehensive loss	(2,729)	(5,589)
Retained earnings	761,677	648,144
Total stockholders’ equity	926,606	796,729
Total liabilities and stockholders’ equity	$1,474,004	$1,435,723

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Sales revenue, net	$1,288,263	$1,181,676	$777,043
Cost of goods sold	770,052	703,192	427,797
Gross profit	518,211	478,484	349,246

Selling, general and administrative expense	369,438	339,098	235,341
Operating income before impairments	148,773	139,386	113,905

Asset impairment charges	-	-	2,161
Operating income	148,773	139,386	111,744

Nonoperating income (expense), net	86	(377)	577
Interest expense	(13,345)	(12,917)	(9,693)
Income before income taxes	135,514	126,092	102,628

Income tax expense	19,848	15,718	9,323
Net income	$115,666	$110,374	$93,305

Earnings per share:
Basic	$3.64	$3.52	$3.04
Diluted	$3.62	$3.48	$2.98

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,754	31,340	30,669
Diluted	31,936	31,705	31,355

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013			2012			2011
	Before		Net of	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax

Income	$135,514	$(19,848)	$115,666	$126,092	$(15,718)	$110,374	$102,628	$(9,323)	$93,305

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	(103)	36	(67)	(3,353)	1,430	(1,923)	(3,600)	1,224	(2,376)
Interest rate settlements reclassified to income	3,833	(1,342)	2,491	4,424	(1,709)	2,715	5,997	(2,039)	3,958
Subtotal	3,730	(1,306)	2,424	1,071	(279)	792	2,397	(815)	1,582

Cash flow hedge activity - foreign currency swaps and contracts
Changes in fair market value	(132)	(17)	(149)	563	(188)	375	(1,556)	483	(1,073)
Ineffectiveness recorded in income	44	2	46	63	(19)	44	16	(5)	11
Settlements reclassified to income	629	(90)	539	244	(78)	166	(209)	65	(144)
Subtotal	541	(105)	436	870	(285)	585	(1,749)	543	(1,206)

Auction rate security activity
Changes in fair market value	-	-	-	1,465	(520)	945	562	(191)	371
Settlements reclassified to income	-	-	-	(126)	65	(61)	(35)	12	(23)
Subtotal	-	-	-	1,339	(455)	884	527	(179)	348

Total other comprehensive income	4,271	(1,411)	2,860	3,280	(1,019)	2,261	1,175	(451)	724
Comprehensive income	$139,785	$(21,259)	$118,526	$129,372	$(16,737)	$112,635	$103,803	$(9,774)	$94,029

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Common stock shares
Balances, beginning of period	31,681	30,839	30,572
Exercise of stock options	248	1,907	318
Issuance of restricted stock	11	18	12
Issuance of common stock in connection with employee stock purchase plan	39	42	25
Common stock repurchased and retired	(111)	(1,125)	(88)
Balances, end of period	31,868	31,681	30,839

Common stock
Balances, beginning of period	$3,168	$3,084	$3,057
Exercise of stock options	25	191	32
Issuance of restricted stock	1	2	1
Issuance of common stock in connection with employee stock purchase plan	4	4	3
Common stock repurchased and retired	(11)	(113)	(9)
Balances, end of period	$3,187	$3,168	$3,084

Paid in capital
Balances, beginning of period	$151,006	$130,015	$120,761
Adjustments to paid in capital for changes in uncertain tax positions	-	(482)	162
Share-based compensation, net of tax benefits of $74, $99 and $99	2,993	2,829	1,918
Exercise of stock options, including tax benefits of $5,015, $4,483 and $551	10,804	35,066	7,183
Issuance of restricted stock	(1)	(2)	(1)
Issuance of common stock in connection with employee stock purchase plan	1,056	1,008	475
Common stock repurchased and retired	(1,387)	(17,428)	(483)
Balances, end of period	$164,471	$151,006	$130,015

Accumulated other comprehensive loss
Balances, beginning of period	$(5,589)	$(7,850)	$(8,574)
Cash flow hedge activity - interest rate swaps, net of tax	2,424	792	1,582
Cash flow hedge activity - foreign currency, net of tax	436	585	(1,206)
Auction rate security activity, net of tax	-	884	348
Balances, end of period	$(2,729)	$(5,589)	$(7,850)

Retained earnings
Balances, beginning of period	$648,144	$560,300	$468,528
Net Income	115,666	110,374	93,305
Common stock repurchased and retired	(2,133)	(22,530)	(1,533)
Balances, end of period	$761,677	$648,144	$560,300
Total stockholders’ equity	$926,606	$796,729	$685,549

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Cash provided (used) by operating activities:
Net income	$115,666	$110,374	$93,305
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,328	30,178	18,502
Provision for doubtful receivables	188	548	865
Non-cash share-based compensation	5,913	2,928	2,017
Intangible asset impairment charges	-	-	2,161
(Gain) loss on the sale of property and equipment	175	(537)	22
Realized and unrealized loss on investments	-	697	-
Write off of deferred finance costs due to early extinguishment of debt	-	-	92
Deferred income taxes and tax credits	(12,061)	5,070	2,219
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(24,624)	(7,368)	(166)
Inventories	(34,625)	(28,912)	(26,049)
Prepaid expenses and other current assets	(1,545)	(1,927)	(75)
Other assets and liabilities, net	(326)	189	(917)
Accounts payable	2,507	(3,476)	(8,130)
Accrued expenses and other current liabilities	1,360	(4,874)	8,479
Accrued income taxes	(398)	990	(4,895)
Net cash provided by operating activities	87,558	103,880	87,430

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(14,688)	(16,051)	(4,629)
Proceeds from the sale of property and equipment	26	2,339	78
Note receivable from land sale	737	(733)	-
Proceeds from sale of investments	-	22,421	350
Payments to acquire businesses, net of cash received	-	(160,000)	(336,240)
Net cash used by investing activities	(13,925)	(152,024)	(340,441)

Cash provided (used) by financing activities:
Proceeds from line of credit	234,650	1,369,850	94,000
Repayment of line of credit	(323,750)	(1,269,750)	(23,000)
Proceeds from issuance of long-term debt	-	-	100,000
Repayments of long-term debt	(3,000)	(53,000)	(3,000)
Payments of financing costs	(28)	(499)	(3,898)
Proceeds from exercise of stock options and employee stock purchases, including tax benefits	10,392	8,688	7,594
Payment of tax obligations resulting from cashless option exercises	-	(12,591)	-
Payments for repurchases of common stock	(1,759)	-	(1,799)
Share-based compensation tax benefit	858	99	99
Net cash provided (used) by financing activities	(82,637)	42,797	169,996

Net decrease in cash and cash equivalents	(9,004)	(5,347)	(83,015)
Cash and cash equivalents, beginning balance	21,846	27,193	110,208
Cash and cash equivalents, ending balance	$12,842	$21,846	$27,193

Supplemental cash flow information:
Interest paid	$11,681	$12,719	$8,632
Income taxes paid, net of refunds	$26,449	$(797)	$11,226
Value of common stock received as exercise price of options	$1,627	$27,482	$226
Transfer of auction rate securities from non-current assets to investments	$-	$18,950	$-

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General

When used in these notes, the terms “Helen of Troy”, “the Company”, “we”, “our”, or “us” means Helen of Troy Limited, a Bermuda company, and its subsidiaries.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which we acquired in a merger on December 31, 2010.  References to “PUR” refer to the PUR brand of water filtration products we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates on December 30, 2011.  Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment. References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise the Housewares segment of the Company’s business. We mention product and service names in this report for identification purposes only.  Any product and service names mentioned may be protected by trademarks, trade names, services marks, and other intellectual property rights.  These intellectual property rights may be owned by the Company or other parties in the United States and other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

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

Our financial statements are prepared in U.S. Dollars and in accordance with GAAP.  GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates. We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform to the current year’s presentation.

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

We consider commercial paper and money market investment accounts to be cash equivalents.  Cash equivalents comprised $1.09 and $0.80 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at February 28, 2013 and February 29, 2012, respectively.  Notes (11) and (12) contain additional information regarding our cash and cash equivalents.

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

All realized and unrealized gains and losses attributable to both trading and long-term marketable securities are included in “Nonoperating income (expense), net” in the consolidated statements of income.  The sum of realized and unrealized net losses attributable to trading and long-term marketable security investments totaled $0.70 million in fiscal year 2012.  Notes (11) and (12) contain additional information regarding our long-term marketable securities.

(e)  Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns.

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known troubled accounts. Our policy is to charge off receivables when we have determined they will no longer be collectible. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous charge offs are netted against bad debt expense in the period recovered.   At February 28, 2013 and February 29, 2012, the allowance for doubtful receivables was $1.76 and $1.81 million, respectively.

Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.  At February 28, 2013 and February 29, 2012, the allowance for back-to-stock returns was $3.27 and $3.73 million, respectively.

The Company has significant concentrations of credit risk with two major customers, representing 17 and 11 percent of gross trade receivables, respectively.  In addition, as of February 28, 2013 and February 29, 2012, approximately 42 and 37 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(f)  Inventory, net and cost of goods sold

Our inventory consists almost entirely of finished goods. We record inventory on our balance sheet at the average or standard cost, or net realizable value, if it is below our recorded cost.  Average and standard costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities, expenses incurred for production monitoring, and expenses incurred for product design, engineering and packaging. We charged $30.28, $18.74 and $10.68 million of such general and administrative expenses to inventory during fiscal years 2013, 2012 and 2011, respectively. We estimate that $9.64 and $6.91 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2013 and February 29, 2012, respectively.

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

For fiscal years 2013, 2012 and 2011, cost of goods sold manufactured by vendors in the Far East comprised approximately 66, 78 and 80 percent, respectively, of consolidated cost of goods sold.  Our mix of Far East manufacturing has declined since fiscal year 2011 as the Healthcare / Home Environment segment has become a larger part of our business.  This segment sources a significant portion of their products in both the U.S. and Mexico.  We have sourcing relationships with close to 225 third-party manufacturers.  During fiscal year 2013, one vendor fulfilled approximately 10 percent of our product requirements while the top two manufacturers combined fulfilled approximately 19 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 33 percent of our product requirements.

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

(h)  License agreements, trademarks, patents, and other intangible assets

A significant portion of our consolidated sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest.  Many licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal.  The Company capitalizes costs incurred to renew or extend the term of a license agreement and amortizes such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the line entitled “Selling, general and administrative expense” (“SG&A”). Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 44, 45 and 33 percent of consolidated net sales revenue for fiscal years 2013, 2012 and 2011, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

As further discussed in Note (4) to these consolidated financial statements, we recorded non-cash impairment charges totaling $2.16 million ($2.10 million after tax) for fiscal year 2011, in order to reflect the carrying value of certain trademarks in our Housewares and Personal Care segments at estimates of their fair value.

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists, distribution rights, patents, patent licenses, and non-compete agreements.  Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes.  Effectively, none of our goodwill is deductible for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from 2 to 30 years. We recorded intangible asset amortization totaling $22.40, $20.07 and $9.89 million during fiscal years 2013, 2012 and 2011, respectively. See Notes (4) and (5) to these consolidated financial statements for more information about our intangible assets.

(k)  Auction rate securities

Prior to fiscal year 2009, we made investments of excess cash on hand in AAA auction rate notes, AAA variable rate demand bonds and similar investments that we normally sought to dispose of within 35 or fewer days (“auction rate securities” or “ARS”).  After fiscal year 2009, these ARS were subject to failed auctions that affected their liquidity, but these failures did not represent a default by the issuer of the security. Upon an auction failure, the interest rates reset based on a formula contained in the security.  The securities continued to accrue interest and to be auctioned until one of the following occurred: the auction succeeded, the issuer called the securities or the securities matured.

On September 15, 2011, the Company entered into an agreement to sell its then-remaining portfolio of $18.80 million par value ARS for approximately 96 percent of par, or $18.05 million. The transaction settled in the fiscal quarter ended November 30, 2011. For fiscal years 2012 and 2011, in addition to the transaction just described, we liquidated $3.25 and $0.35 million, respectively, of these securities at par.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(m)  Warranties

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in the Company’s accrual for the past two fiscal years:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Last Day of February,
	2013	2012

Beginning balance	$26,665	$24,021
Additions to the accrual	35,723	28,529
Reductions of the accrual - payments and credits issued	(37,127)	(25,885)
Ending balance	$25,261	$26,665

(n)  Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity of these items. See Note (9) to these consolidated financial statements for our assessment of the fair value of our Senior Notes and other long-term debt.

We use interest rate swaps (the “swaps”) to protect our funding costs against rising interest rates.  The interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates.  Under our swaps, we agree with another party to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that match the amount of our underlying debt.  Under these swap agreements, we pay the fixed rates and receive the floating rates.  The swaps settle quarterly and terminate upon maturity of the related debt.  We hedge a portion of our foreign exchange rate risk by entering into forward contracts and foreign currency swaps to exchange foreign currencies for U.S. Dollars at specified rates.  Our foreign exchange contracts, foreign currency swaps and interest rate swaps are considered highly effective and are accounted for as cash flow hedges.  See Notes (11), (12) and (17) to these consolidated financial statements for more information on our hedging activities.

(o)  Income taxes and uncertain tax positions

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of applicable assets and liabilities. Generally, deferred tax assets represent future income tax reductions while deferred tax liabilities represent income taxes that we expect to pay in the future. We measure deferred tax assets and liabilities using enacted tax rates for the years in which we expect temporary differences to be reversed or be settled. Changes in tax rates affect the carrying values of our deferred tax assets and liabilities, and the effects of any tax rate changes are recognized in the periods when they are enacted.  The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

(q)  Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and similar other arrangements.  In instances where the customer provides us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statements of income in SG&A.  Customer incentives included in SG&A were $14.25, $13.76 and $12.71 million for the fiscal years 2013, 2012 and 2011, respectively.

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales revenue.  Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales revenue.

(r)  Advertising

Advertising costs, including cooperative advertising discussed in (q) above, are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $51.08, $42.87 and $34.99 million during fiscal years 2013, 2012 and 2011, respectively.

(s)  Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third-party logistics costs and outbound transportation costs.  Our expenses for shipping and handling totaled $83.81, $74.42 and $54.05 million during fiscal years 2013, 2012 and 2011, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(t)  Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all its foreign subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss).  All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($2.36), ($0.67) and $1.82 million in SG&A and ($0.04), $0.04 and ($0.02) million in income tax expense during fiscal years 2013, 2012 and 2011, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts and foreign currency swaps to exchange foreign currencies for U.S. Dollars at specified rates. We account for these transactions as cash flow hedges, which requires these derivatives to be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of the hedges. All our current contracts are cash flow hedges and are adjusted to their fair market values at the end of each fiscal quarter.  We evaluate all hedging transactions each quarter to determine that they are effective. Any ineffectiveness is recorded as part of SG&A in our consolidated statements of income.  See Notes (11), (12) and (17) to these consolidated financial statements for a further discussion of our hedging activities.

(u)  Share-based compensation plans

Stock options are recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  We estimate forfeitures for option awards at the dates of grant based on historical experience and revise as necessary if actual forfeitures significantly differ from these estimates.   Share-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.   Restricted share-based compensation is recognized in the financial statements based on quoted fair values of the shares at the date of grant.  See Note (15) to these consolidated financial statements for more information on our share-based compensation plans.

(v)  Interest income

Interest income is included in “Nonoperating income (expense), net” on the consolidated statements of income.  Interest income totaled $0.07, $0.30 and $0.53 million in fiscal years 2013, 2012 and 2011, respectively.  Interest income is normally earned on cash invested in short-term accounts, cash equivalents, and temporary and long-term investments.

(w)  Earnings per share

We compute basic earnings per share based upon the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based upon the weighted average number of shares of common stock plus the effects of potentially dilutive securities. In fiscal years 2012 and 2011, our dilutive securities consisted entirely of outstanding options for common stock.   Beginning in fiscal year 2013, dilutive securities also include certain unvested restricted shares that will be issued in connection with certain employment agreements. See Notes (13) and (15) to these consolidated financial statements for more information regarding these restricted shares.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For fiscal years 2013, 2012 and 2011, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Weighted average shares outstanding, basic	31,754	31,340	30,669
Incremental shares of common stock attributable to share-based payment arrangements	182	365	686
Weighted average shares outstanding, diluted	31,936	31,705	31,355

Dilutive securities, as a result of in-the-money options	278	522	2,337
Dilutive securities, as a result of unvested restricted shares	252	-	-
Antidilutive securities, as a result of out-of-the-money options	586	349	173

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Beginning in June 2011, the FASB issued and subsequently amended certain guidance to increase the prominence of items reported in other comprehensive income. These amendments eliminated the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, the amended guidance requires the presentation of either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In addition, the new guidance required numerous, yet less significant changes in the details of the presentation of additional information regarding other comprehensive income on the face of the new statements and in the accompanying footnotes.  As permitted, we elected early adoption of these standards for fiscal year 2012, and applied subsequent amendments to all affected disclosures accompanying these financial statements.  While these amended standards affect the presentation of other comprehensive income and certain detailed disclosures, they did not impact our financial position or results of operations.

In February 2013, the FASB issued additional guidance dealing with how to report amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance becomes effective for us for interim and annual financial reports beginning in fiscal year 2014.  Under the new guidance, we expect to present additional details about our reclassifications in a new tabular disclosure in the footnotes to our financial statements.  Principally, the new disclosures will indicate by key component of AOCI the nature of the reclassifications and the income statement line items affected. While the new guidance will affect future presentation supporting AOCI and result in additional detailed disclosures, it will not impact our financial position or results of operations.

Unless otherwise discussed above, the Company’s management believes that the impact of other recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	February 28,	February 29,
	(Years)	2013	2012

Land	-	$12,800	$8,767
Building and improvements	3 - 40	66,994	66,580
Computer, furniture and other equipment	3 - 15	58,284	56,162
Tools, molds and other production equipment	1 - 10	29,264	25,617
Construction in progress	-	9,149	6,114
Property and equipment, gross		176,491	163,240
Less accumulated depreciation		(74,775)	(62,550)
Property and equipment, net		$101,716	$100,690

We recorded $12.03, $9.14 and $8.28 million of depreciation expense for fiscal years 2013, 2012 and 2011, respectively.  Capital expenditures for property and equipment totaled $13.61, $15.38 and $4.27 million in fiscal years 2013, 2012 and 2011, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal year 2019.  Certain of the leases contain escalation clauses and renewal or purchase options.  Rent expense related to our operating leases was $6.39, $5.59 and $3.16 million for fiscal years 2013, 2012 and 2011, respectively.

In December 2012, the Company entered into a series of agreements with various parties for the acquisition and construction of a new 1.3 million square foot distribution facility to be built to our specifications on approximately 84 acres of land in Olive Branch, Mississippi. The total cost of the project after certain incentives and sales tax exemptions is approximately $38.00 million, including distribution equipment and IT infrastructure. These costs are subject to usual and

NOTE 3 - PROPERTY AND EQUIPMENT, CONTINUED

customary adjustments. The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses. This will allow for continued expansion of our U.S. based Housewares and Personal Care liquid, solid- and powder-based personal care and grooming products within our existing 1.2 million square foot distribution facility in Southaven, Mississippi. We expect to finance the costs of the project out of proceeds received pursuant to a loan agreement entered into after fiscal year end 2013 between Kaz USA, Inc. and the Mississippi Business Finance Corporation ( “MBFC”) in connection with the issuance of taxable industrial revenue bonds by the MBFC. For further information regarding the loan agreement, see Note (21) to these consolidated financial statements. We expect the new facility to become operational during the third quarter of fiscal year 2014. At that time, we will vacate an existing leased facility in Memphis, Tennessee.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

We do not record amortization expense on goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We perform an annual impairment review of goodwill and other intangible assets during the first quarter of each fiscal year. We also perform interim testing, if necessary, as required by GAAP.  We write down any asset deemed to be impaired to its fair value.

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

Annual Impairment Testing in the First Quarter of Fiscal Years 2013 and 2012 - The Company performed its annual evaluations of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal years 2013 and 2012. As a result of its testing, the Company concluded no impairment charges were required in either fiscal year as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the dates of each evaluation.

Impairments in the Fourth Quarter of Fiscal Year 2011 - In the Housewares segment, as a result of continued net sales revenue declines associated with rechargeable lighting products, management performed a reassessment of the category’s long-term earnings prospects and decided to exit the category.  As a result, the Company wrote down the carrying value of the associated inventory, and wrote off all related trademark and patent costs. The various adjustments were recorded as a non-cash impairment charge of $0.75 million ($0.70 million after tax). In the Personal Care segment, based upon continued net sales revenue declines and the future market growth prospects for certain professional product trademarks, the Company performed interim impairment testing using a revised outlook for the brands.  As a result of its testing, the Company recorded a non-cash impairment charge of $0.91 million ($0.89 million after tax).  The charge was related to trademarks, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal Year 2011 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2011.  As a result of its

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

testing, the Company recorded a non-cash impairment charge of $0.50 million ($0.49 million after tax).  The charge was related to trademarks in our Personal Care segment that were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

The following tables summarize by operating segment the changes in our goodwill and intangible assets for fiscal years 2013 and 2012:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 29, 2012		Year Ended February 28, 2013			February 28, 2013
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill		$81,842	$(46,490)	$-	$-	$-	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite		75,303	-	-	-	-	75,303	-	-	75,303
Trademarks - finite	15.6	150	-	-	-	-	150	-	(72)	78
Licenses - indefinite		10,300	-	500	-	-	10,800	-	-	10,800
Licenses - finite	7.2	19,564	-	-	-	(881)	18,683	-	(15,570)	3,113
Other Intangibles - finite	5.0	49,437	-	-	-	-	49,437	-	(20,955)	28,482
Total Personal Care		236,596	(46,490)	500	-	(881)	236,215	(46,490)	(36,597)	153,128

Housewares:
Goodwill		166,131	-	-	-	-	166,131	-	-	166,131
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other Intangibles - finite	3.7	15,774	-	278	-	(443)	15,609	-	(10,070)	5,539
Total Housewares		257,105	-	278	-	(443)	256,940	-	(10,070)	246,870

Healthcare / Home Environment:
Goodwill		250,867	-	-	-	891	251,758	-	-	251,758
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite	4.0	14,900	-	-	-	400	15,300	-	(3,455)	11,845
Other Intangibles - finite	8.6	114,790	-	-	-	(300)	114,490	-	(23,222)	91,268
Total Healthcare / Home Environment		434,557	-	-	-	991	435,548	-	(26,677)	408,871

Total		$928,258	$(46,490)	$778	$-	$(333)	$928,703	$(46,490)	$(73,344)	$808,869

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 28, 2011		Year Ended February 29, 2012			February 29, 2012
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill		$81,901	$(46,490)	$-	$-	$(59)	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite		75,303	-	-	-	-	75,303	-	-	75,303
Trademarks - finite	16.6	150	-	-	-	-	150	-	(67)	83
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	7.8	19,564	-	-	-	-	19,564	-	(15,967)	3,597
Other Intangibles - finite	6.0	49,401	-	36	-	-	49,437	-	(15,012)	34,425
Total Personal Care		236,619	(46,490)	36	-	(59)	236,596	(46,490)	(31,046)	159,060

Housewares:
Goodwill		166,131	-	-	-	-	166,131	-	-	166,131
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other Intangibles - finite	4.7	19,320	-	338	-	(3,884)	15,774	-	(9,000)	6,774
Total Housewares		260,651	-	338	-	(3,884)	257,105	-	(9,000)	248,105

Healthcare / Home Environment:
Goodwill		154,700	-	86,162	-	10,005	250,867	-	-	250,867
Trademarks - indefinite		-	-	54,000	-	-	54,000	-	-	54,000
Licenses - finite	5.0	-	-	14,900	-	-	14,900	-	(481)	14,419
Other Intangibles - finite	9.6	91,550	-	23,240	-	-	114,790	-	(11,741)	103,049
Total Healthcare / Home Environment		246,250	-	178,302	-	10,005	434,557	-	(12,222)	422,335

Total		$743,520	$(46,490)	$178,676	$-	$6,062	$928,258	$(46,490)	$(52,268)	$829,500

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, CONTINUED

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2013, 2012 and 2011, as well as estimated amortization expense for the fiscal years 2014 through 2018:

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)
Aggregate Amortization Expense
For the fiscal years ended

February 2013	$22,400
February 2012	$20,069
February 2011	$9,888

Estimated Amortization Expense
For the fiscal years ended

February 2014	$21,506
February 2015	$21,008
February 2016	$20,825
February 2017	$20,498
February 2018	$16,292

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties and make minimum levels of advertising expenditures.  For fiscal year 2014, estimated minimum royalties due and minimum advertising expenditures under these license agreements total $13.45 and $5.97 million, respectively.

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

In connection with this acquisition, we entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for, and supply certain products to the Company in exchange for specified fees. In the second quarter of fiscal year 2013, we finished using certain of these services and acquired the remaining PUR inventory on-hand from P&G. The remaining transitional agreements are supply agreements that we expect to phase out during fiscal year 2014.

We have accounted for the acquisition as the purchase of a business and have recorded the excess purchase price as goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. As of December 31, 2012, we completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and are amortizing the customer list,  patents, trademarks and technology license agreements, and covenant not to compete over expected weighted average lives of approximately 15.0,  12.4,  5.2, and 2.0  years, respectively.  For the customer list, we used historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a

NOTE 5 – ACQUISITIONS, CONTINUED

royalty-free license we acquired for the use of patented designs in certain PUR products.  Since the trademarks acquired are considered to have indefinite lives, they are not subject to amortization.

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

Kaz, Inc. Acquisition – On December 31, 2010, we completed the merger of Kaz under the terms of an Agreement and Plan of Merger dated December 8, 2010, among us, Helen of Troy Texas Corporation, our wholly-owned subsidiary, KI Acquisition Corp., our indirect wholly-owned subsidiary, Kaz, and certain shareholders of Kaz. Under the terms of the merger agreement, all of the shares of capital stock of Kaz were cancelled and converted into a total cash purchase price of $271.50 million, subject to certain future adjustments. The acquisition was funded with $77.50 million of cash and $194.00 million in short- and long-term debt. Based in Southborough, Massachusetts, Kaz is a world leader in providing a broad range of consumer products in two primary product categories consisting of healthcare and home environment. Kaz sources, markets and distributes a number of well-recognized brands including: Vicks, Braun, Kaz, SmartTemp, SoftHeat, Honeywell, Duracraft, Protec, Stinger, and Nosquito. The acquisition has broadened the Company’s geographic footprint, increased our mutual significance with common customers and vendors, and expanded our customer base worldwide.

NOTE 5 – ACQUISITIONS, CONTINUED

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 10.25 percent weighted average cost of capital, royalty rates ranging from 2.00 to 3.50 percent used in the determination of patent estate values, and customer attrition rates of 10.0 percent per year used in the determination of customer list values.

Gross receivables of $77.49 million were recorded in the transaction.  We estimated that $6.70 million of gross receivables would not be collected and recorded the acquired receivables at their estimated fair value of $70.79 million. Since these receivables were recorded at a fair value, which contemplated their ultimate collectability, no additional allowances for collectability needed to be recorded against acquired receivables while they remained on our balance sheets.  No pre-acquisition receivables remain recorded in the accompanying consolidated balance sheet at February 28, 2013.

The goodwill of $154.70 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Kaz.  All of the goodwill was assigned to the Company’s Healthcare / Home Environment segment.  None of the goodwill recognized is deductible for income tax purposes.

During fiscal year 2012, the Company made certain post-acquisition adjustments resulting in a net increase to Kaz’s goodwill of $10.01 million.  The majority of these adjustments were due to increases to unrecognized tax benefits related to certain Kaz pre-acquisition tax positions, as further discussed under Note (10) to these consolidated financial statements.

NOTE 5 – ACQUISITIONS, CONTINUED

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. All of the goodwill is held in jurisdictions that do not allow deductions for tax purposes. We assigned the acquired trademarks indefinite economic lives and will amortize the customer list and patent rights over expected average lives of approximately 8.2 and 7.5 years, respectively.  For the customer list, we used our historical attrition rates to assign an expected life.  For patent rights, we used the underlying non-renewable term of a royalty-free license we acquired for the use of patented formulas in certain Pert Plus and Sure products. The trademarks acquired are considered to have indefinite lives that are not subject to amortization.  The goodwill of $15.85 million arising from the Pert Plus and Sure acquisition consists largely of the distribution network, marketing synergies and economies of scale expected to occur from the addition of the new product line.

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

The fair values of the intangible assets acquired were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.  Key assumptions included various discount rates based upon a 15.80 percent weighted average cost of capital, royalty rates of 5.00 percent used in the determination of trademark values, and customer attrition rates of 11.50 percent per year used in the determination of customer list values.

NOTE 6 – SHORT-TERM DEBT

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million, subject to certain terms and limitations as described below. The commitment under the Credit Agreement terminates on December 30, 2015. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. The Credit Agreement and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of February 28, 2013, the revolving loan principal balance was $82.00 million and there were $0.30 million of open letters of credit outstanding against the Credit Agreement. As of February 28, 2013, the amount available for borrowings under the Credit Agreement was $167.70 million.

The Credit Agreement and our other debt agreements require the maintenance of maximum debt leverage and minimum interest coverage ratios, specify minimum consolidated net worth levels and contain other customary covenants, which restrict us from incurring liens on any of our properties, except under certain conditions, and limit our ability to pay dividends and repurchase shares of our common stock, among other things.

The following table contains information about interest rates on short-term debt and weighted average short-term debt outstanding for the periods covered by our consolidated statements of income:

INTEREST RATES ON SHORT-TERM DEBT

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Average short-term debt (1)	$143,100	$94,060	$14,200
Average interest rate on short-term debt during each year (2)	1.7%	2.2%	2.1%
Interest rate range during each year	1.6% - 4.0%	2.0% - 4.0%	2.0% - 4.0%
Weighted average interest rate on short-term debt outstanding at year end	1.6%	2.1%	2.0%

(1)      Average short-term debt is computed as the average of the current and four prior quarters ending balances of our revolving credit facility.

(2)      The average interest rate on short-term debt during each year is computed by dividing the total interest expense associated with our revolving credit facility for a fiscal year by the average short-term debt outstanding for the same fiscal year.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	February 28,	February 29,
	2013	2012

Accrued compensation, benefits and payroll taxes	$34,265	$31,754
Accrued sales returns, discounts and allowances	28,461	29,481
Accrued warranty returns	25,261	26,665
Accrued legal expenses and professional fees	9,061	5,364
Accrued royalties	7,731	6,990
Accrued advertising	6,778	7,849
Accrued property, sales and other taxes	5,729	5,745
Derivative liabilities, current	3,044	3,694
Other	13,733	14,090
Total accrued expenses and other current liabilities	$134,063	$131,632

NOTE 8 – OTHER LIABILITIES, NONCURRENT

A summary of other noncurrent liabilities is as follows:

OTHER LIABILITIES, NONCURRENT

(in thousands)

	February 28,	February 29,
	2013	2012

Deferred compensation liability	$6,443	$4,478
Liability for uncertain tax positions	15,759	13,213
Derivative liabilities	1,780	5,022
Other liabilites	1,760	1,816
Total other liabilities, noncurrent	$25,742	$24,529

NOTE 9 - LONG-TERM DEBT

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		February 28,	February 29,
	Borrowed	Rates	Matures	2013	2012

$15 million unsecured Senior Note payable at a fixed interest rate of 7.24%. Interest payable quarterly. Annual principal payments of $3 million began in July 2008. Paid in full in July 2012.	07/97	7.24%	07/12	$-	$3,000

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				175,000	178,000
Less current maturities of long-term debt				(20,000)	(3,000)
Long-term debt, excluding current maturities				$155,000	$175,000

(1)      Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates.  Additional information regarding the swap is provided in Note (12) to these consolidated financial statements.

The fair market value of the fixed rate debt at February 28, 2013 computed using a discounted cash flow analysis was $105.73 million compared to the $100.00 million book value.  All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2013.

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

As of February 28, 2013, our debt agreements effectively limited our ability to incur more than $313.00 million of additional debt from all sources, including our Credit Agreement. We were in compliance with the terms of these agreements as of February 28, 2013.

NOTE 9 - LONG-TERM DEBT, CONTINUED

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Interest and commitment fees	$8,858	$7,670	$3,268
Deferred finance costs	903	823	428
Interest rate swap settlements, net	3,584	4,424	5,997
Total interest expense	$13,345	$12,917	$9,693

The line entitled “Deferred finance costs” includes the fiscal year 2011 write-off of $0.09 million of unamortized deferred finance fees associated with the termination of a prior credit agreement.

See Note (21) to these consolidated financial statements for information regarding a loan agreement between Kaz USA, Inc. and the MBFC in connection with the issuance of taxable industrial revenue bonds by the MBFC that was entered into after fiscal year end 2013.

NOTE 10 - INCOME TAXES

Our components of income before income tax expense are as follows:

COMPONENTS OF INCOME BEFORE TAXES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

U.S.	$50,834	$26,445	$17,189
Non-U.S.	84,680	99,647	85,439
Total	$135,514	$126,092	$102,628

Our components of income tax expense (benefit) are as follows:

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

U.S.
Current	$26,369	$5,342	$5,373
Deferred	(8,776)	4,630	2,381
	17,593	9,972	7,754

Non-U.S.
Current	5,464	5,204	1,609
Deferred	(3,209)	542	(40)
	2,255	5,746	1,569
Total	$19,848	$15,718	$9,323

NOTE 10 - INCOME TAXES, CONTINUED

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to income before income taxes. A summary of these differences are as follows:

INCOME TAX RATE RECONCILIATION

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Expected effective income tax rate at the U.S. statutory rate	35.0%	35.0%	35.0%

Impact of U.S. state income taxes and other	-0.2%	1.5%	1.7%

Decrease in income taxes resulting from income from non-U.S. operations subject to varying income tax rates	-11.4%	-13.6%	-17.4%

Effect of zero tax rate in Macau	-8.8%	-9.5%	-10.2%

Decrease in income taxes resulting from tax audit settlements	0.0%	-0.9%	0.0%
Effective income tax rate	14.6%	12.5%	9.1%

Each year there are significant transactions or events that are incidental to our core businesses and that, by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates.  Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.  The acquisitions of Kaz and PUR are increasing the proportion of U.S. taxable income relative to total taxable income, which is resulting in higher effective income tax rates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2013 and 2012 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(in thousands)

	Last Day of February,
	2013	2012

Deferred tax assets, gross:
Operating loss carryforwards	$21,385	$26,876
Accounts receivable	5,885	3,632
Inventories	8,648	8,256
Accrued expenses and other	10,600	11,534
Foreign currency contracts, interest rate swaps and deferred exchange gains	930	2,656
Total gross deferred tax assets	47,448	52,954

Valuation allowance	(19,040)	(24,644)
Deferred tax liabilities:
Depreciation and amortization	(62,807)	(73,250)
Total deferred tax assets (liabilities), net	$(34,399)	$(44,940)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment.  In fiscal year 2013, the net decrease in our valuation allowance was $5.60 million, principally due to the utilization of additional operating loss carryforwards previously reserved with a valuation allowance and changes in estimates regarding the value of operating loss carryforwards to be used in the future.

NOTE 10 - INCOME TAXES, CONTINUED

The schedule below shows the composition of our operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

SUMMARY OF OPERATING LOSS CARRYFORWARDS

(in thousands)

	At February 28, 2013
	Expiration	Gross	Required
	Date Range	Deferred Tax	Future Taxable
	(Where Applicable)	Assets	Income

U.S. operating loss carryforwards	2016 - 2032	$3,483	$30,610
Non-U.S. operating loss carryforwards with definite carryover periods	2013 - 2028	7,040	73,970
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	10,862	35,503
Subtotals		21,385	140,083

Less portion of valuation allowance established for operating loss carryforwards		(16,299)	(70,528)
Total		$5,086	$69,555

As of February 28, 2013, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the net benefits of these deferred tax assets.  Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

United States Income Taxes – In fiscal year 2012, the Company and the IRS reached an agreement with respect to the U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2004 and 2006 resulting in a decrease to fiscal year 2012 tax expense of $1.13 million.  The U.S. federal income tax returns of Kaz, Inc. and its U.S. subsidiaries for tax years 2003, 2007 and 2008 continue to be under examination as of February 28, 2013.

The Company received notices of proposed adjustments related to Kaz’s 2007 and 2008 tax years. The Company is protesting the adjustments and does not expect them to have a material impact on our results of operations or financial position.

During fiscal year 2013, the IRS did not propose any adjustments to the other open tax years under examination.

Hungary Income Taxes – The Company is currently under audit in Hungary with respect to the 2005, 2006 and 2009 tax years and has received notices of proposed adjustments for each year. We are currently challenging these adjustments through judicial proceedings and have recorded an unrecognized tax benefit of $3.64 million.

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

NOTE 10 - INCOME TAXES, CONTINUED

amounts are not probable, or that the recorded tax liability differs from what we expect the ultimate assessment to be, we adjust the liability accordingly and recognize a related tax benefit or expense.

During fiscal years 2013 and 2012, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

	Fiscal Years Ended
	2013	2012

Unrecognized tax benefits, beginning balance	$13,213	$2,481
Tax positions taken during the current period	-	486
Changes in tax positions taken during a prior period	3,194	2,750
Changes due to lapse in statute of limitations	(466)	(585)
Impact of foreign currency remeasurement on unrecognized tax benefits in the current period	(182)	(7)
Additions due to acquisitions	-	8,088
Unrecognized tax benefits, ending balance	$15,759	$13,213

During fiscal year 2013, in connection with its ongoing evaluation of its tax positions, the Company recorded net increases in unrecognized tax benefits totaling $3.19 million.  During fiscal year 2012, in connection with its ongoing evaluation of its tax positions, the company recorded increases in unrecognized tax benefits totaling $8.09 million, the majority of which were recorded as an adjustment to goodwill as they related to certain Kaz pre-acquisition tax positions. We do not expect any material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense.  As of February 28, 2013 and February 29, 2012, the liability for tax-related interest expense and penalties included in unrecognized tax benefits was $2.45 and $1.95 million for interest expense and $1.43 and $0.90 million for penalties, respectively.  Additionally, the 2013, 2012 and 2011 provisions for income tax include combined tax-related interest and penalties expense of $1.03, $1.25 and $0.10 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of February 28, 2013, tax years under examination or still subject to examination by major tax jurisdictions that are material are as follows:

Jurisdiction	Examinations in Process	Open Years
Mexico	- None -	2007 - 2012

United Kingdom	- None -	2011 - 2013

United States *	2003, 2007, 2008	2003, 2007 - 2013

Switzerland	- None -	2008 - 2013

Hong Kong	- None -	2006 - 2013

France	2007 - 2010	2007 - 2013

Hungary	2005, 2006, 2009	2005 - 2013

* Kaz, Inc. and its U.S. subsidiaries are currently under examination.

NOTE 11 – FAIR VALUE

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of the last day of February 2013 and 2012:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2013	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,091	$1,091	$-
Foreign currency contracts	496	-	496
Total assets	$1,587	$1,091	$496

Liabilities:
Long-term debt - fixed rate (1)	$105,725	$-	$105,725
Long-term debt - floating rate	75,000	-	75,000
Interest rate swaps	4,824	-	4,824
Total liabilities	$185,549	$-	$185,549

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 29, 2012	(Level 1)	(Level 2)

Assets:
Money market accounts	$801	$801	$-
Note receivable (1)	737	-	737
Total assets	$1,538	$801	$737

Liabilities:
Long-term debt - fixed rate (1)	$104,450	$-	$104,450
Long-term debt - floating rate	75,000	-	75,000
Interest rate swaps	8,553	-	8,553
Foreign currency contracts	163	-	163
Total liabilities	$188,166	$-	$188,166

(1)  Note receivable and debt values are reported at estimated fair value in this table but are recorded in the accompanying consolidated balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items.  Money market accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets and are classified as Level 1 items.

We classify our note receivable, fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. The fair market value of the note receivable was computed using a discounted cash flow analysis and a discount rate of 6.95 percent at February 29, 2012.  The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and a discount rate of 1.83 percent at February 28, 2013 (one Senior Note) and discount rates ranging from 0.54 to 3.54 percent at February 29, 2012 (multiple Senior Notes). All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

NOTE 11 – FAIR VALUE, CONTINUED

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts, foreign currency swaps and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy.  See Notes (1), (12) and (17) to these consolidated financial statements for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items. These items are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. The table below presents a reconciliation of our ARS measured and recorded at fair value on a recurring basis in fiscal year 2012 and other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the fiscal years 2013 and 2012:

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Fiscal Years Ended
	2013	2012
	Other		Other
	Non-Financial		Non-Financial
	Assets	ARS	Assets

Beginning balances	$829,500	$20,711	$660,947
Total gains/income (losses/expense):
Included in net income - realized	(22,400)	(626)	(20,069)
Included in other comprehensive income - unrealized	-	1,213	-
Acquired during the period	778	-	178,676
Acquisition adjustments during the period	991	-	9,946
Sales at par	-	(3,250)	-
Sales at fair value	-	(18,048)	-
Ending balances	$808,869	$-	$829,500

Cumulative unrealized losses relating to assets still held at each reporting date, net of taxes		$-

On September 15, 2011, the Company entered into an agreement to sell its then-remaining portfolio of $18.80 million par value ARS for approximately 96 percent of par, or $18.05 million. The transaction settled in the fiscal quarter ended November 30, 2011. As a result of the agreement, a temporary impairment loss was reversed through other comprehensive income and an other-than-temporary, nonoperating pre-tax realized loss of $0.75 million, net of related tax effects of $0.26 million, was recognized in our consolidated statement of income for fiscal year 2012.  For the fiscal year ended February 2012, in addition to the transaction just described, we liquidated $3.25 million of these securities at par.

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For the fiscal years 2013, 2012 and 2011, 17.0, 18.2 and 14.1 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.    We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($2.36), ($0.67) and $1.82 million in SG&A and ($0.04), $0.04 and ($0.02) million in income tax expense during fiscal years 2013, 2012 and 2011, respectively.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During fiscal years 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period.  To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve.  Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest Rate Risk – Interest on our outstanding debt as of February 28, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent and floating rates are in place on $82.00 million of borrowings under our Credit Agreement and $75.00 million of Senior Notes due 2015.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due 2015 reset as described in Note (9), and have been effectively converted to fixed rate debt using an interest rate swap, as described below.

We manage our floating rate term debt using an interest rate swap (the “swap”).  As of February 28, 2013, we had a swap that converted an aggregate notional principal of $75.00 million from floating interest rate payments under our Senior Notes due 2015 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due 2015, while simultaneously receiving floating rate interest payments set at 0.31 percent as of February 28, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over the life of the swap.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets occur at the same time as the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

NOTE 12 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

The following table summarizes the fair values of our various derivative instruments at the end of fiscal years 2013 and 2012:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

February 29, 2012
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Canadian	Cash flow	12/2012	$7,000	$-	$163	$-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,531	5,022
Total fair value				$-	$3,694	$5,022

The pre-tax effect of derivative instruments for the fiscal years 2013 and 2012 is as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Fiscal Years Ended
	Gain \ (Loss)			Gain \ (Loss) Reclassified
	Recognized in OCI			from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)			Comprehensive Loss into Income			as Income (1)
	2013	2012	Location	2013	2012	Location	2013	2012

Currency contracts and swaps - cash flow hedges	$(132)	$563	SG&A	$(629)	$(244)	SG&A	$(44)	$(63)
Interest rate swaps - cash flow hedges	(103)	(3,353)	Interest expense	(3,833)	(4,424)		-	-
Total	$(235)	$(2,790)		$(4,462)	$(4,668)		$(44)	$(63)

(1)  The amounts shown represent the ineffective portion of the change in fair value of cash flow hedges.

We expect net gains of $0.50 million associated with foreign currency contracts, and a loss of $3.04 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss to be reclassified into income (expense) over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle. See Notes (1), (11) and (17) to these consolidated financial statements for more information on our hedging activities.

NOTE 12 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED

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

Risks Inherent in Cash and Cash Equivalents – Our cash and cash equivalents are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts.  Cash equivalents consist of money market investment accounts.  The following table summarizes our cash and cash equivalents at the end of fiscal years 2013 and 2012:

CASH AND CASH EQUIVALENTS

(in thousands)

	February 28, 2013		February 29, 2012
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non-interest-bearing accounts - unrestricted	$9,568	0.00 to 1.30%	$18,375	0.00 to 1.70%
Cash, interest and non-interest-bearing accounts - restricted	2,183	0.00 to 0.75%	2,670	0.00 to 1.25%
Money market funds	1,091	0.35 to 0.37%	801	0.53 to 4.32%
Total cash and cash equivalents	$12,842		$21,846

Our cash balances at the end of fiscal years 2013 and 2012 include restricted cash of $2.18 and $2.67 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

In February 2013, the Venezuelan government devalued its currency from 4.30 per dollar to 6.30 per dollar.  As a result of this devaluation, we recorded a $1.41 million unfavorable exchange rate impact in SG&A for the fourth quarter of fiscal year 2013.

At the end of fiscal years 2013 and 2012, our cash equivalents were  in money market accounts, therefore, we believe there was no material interest rate risk associated with these holdings.

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

Employment Contracts – During fiscal year 2012, we entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Gerald J. Rubin, our Chief Executive Officer and President (the “CEO”) and adopted the Helen of Troy Limited 2011 Annual Incentive Plan (the “2011 Bonus Plan”). The 2011 Bonus Plan was approved by our shareholders at our Annual General Meeting held on October 11, 2011. The base and incentive compensation provisions of the Employment Agreement are effective for fiscal years 2013 through 2015, subject to earlier termination by either party. Substantially all of the CEO’s compensation pursuant to the Employment Agreement is

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

performance-based and contingent upon our achievement of specified performance goals. The performance-based compensation is made up of the following three components:

•                 Restricted Stock Units - Under the Employment Agreement, the CEO received a grant of 700,000 performance-based restricted stock units (“Performance RSUs”), which may be earned in tranches based on  the Company’s achievement of specified performance goals for fiscal years 2013, 2014 and 2015. Any earned Performance RSUs are subject to additional time-based vesting requirements. Up to 100,000 and 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal years 2013 and 2014, respectively. With respect to fiscal year 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned, if any) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. A portion of any Performance RSUs earned in fiscal years 2013 and 2014 will be subject to annual vesting requirements through fiscal year 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million. Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period. Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related service periods in SG&A .

•                 Annual Bonus - The CEO is also eligible to receive an annual bonus of up to $25.00 million in cash and stock, subject to the achievement of specified performance goals. Any such bonus that is earned and payable will be paid two-thirds in the form of cash or cash equivalents up to a maximum of $10.00 million. The remainder will be paid in the form of restricted stock.  Any restricted stock granted will vest, with respect to annual bonuses for fiscal years 2013 and 2014, on February 28, 2015, and with respect to annual bonus for fiscal year 2015, on the date the Compensation Committee certifies that the performance goals have been achieved.

•                 Life Insurance Bonuses - Under the Employment Agreement, three split-dollar life insurance policies and the obligation to pay the associated premiums will be transferred to the CEO over the term of the agreement subject to the satisfaction of certain performance conditions. The amount of the value of the transfer of each of the three split-dollar life insurance policies (based on cash surrender values) is capped at $3.00, $4.00 and $7.00 million, respectively.

We have entered into employment contracts with certain other officers. These agreements provide for minimum salary levels and potential incentive bonuses. These agreements also specify varying levels of salary continuation and/or severance compensation dependant on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control.  The expiration dates for these agreements are indefinite, unless terminated by either party.

At February 28, 2013, the estimated aggregate commitment for future compensation and/or severance pursuant to all employment contracts discussed above, was approximately $69.00 million, payable over varying terms for the next two years.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. Due to the fact that most of our products are manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest.  In recent years, increasing labor costs, regional labor dislocations as a result of new government social policies, growing local inflation, changes in available ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and the appreciation of the Chinese Renminbi against the U.S. Dollar have resulted in fluctuations in our cost of goods sold.  Certain of our suppliers in China have closed operations due to economic conditions that put rapid upward pressure on their operating costs. This caused and may continue to cause periodic disruptions in delivery of certain items that can affect our sales.  Although we have multiple sourcing partners for many of our products, from time to time we are unable to source certain items on a timely basis due to the rapid changes

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES, CONTINUED

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

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments in effect as of the end of fiscal year 2013 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)

		2014	2015	2016	2017	2018	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$20,000	$20,000	$20,000	$20,000	$20,000	$-
Term debt - floating rate (1)	75,000	-	75,000	-	-	-	-
Long-term incentive plan payouts	9,376	4,138	3,352	1,886	-	-	-
Interest on fixed rate debt	11,180	3,796	3,016	2,236	1,456	676	-
Interest on floating rate debt (1)	6,085	4,570	1,515	-	-	-	-
Open purchase orders	183,273	183,273	-	-	-	-	-
Long-term purchase commitments	3,030	303	606	606	606	606	303
Minimum royalty payments	84,884	13,453	12,689	12,731	9,795	9,424	26,792
Advertising and promotional	58,284	8,842	5,659	5,660	5,263	5,368	27,492
Operating leases	20,146	5,971	5,863	4,556	1,599	1,133	1,024
Capital spending commitments	36,085	36,085	-	-	-	-	-
Total contractual obligations (2)	$587,343	$280,431	$127,700	$47,675	$38,719	$37,207	$55,611

(1) The Company uses an interest rate hedge agreement (the “swap”), in conjunction with its unsecured floating interest rate $75.00 million, Senior Notes due June 2014.  The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes.  The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2013, we have recorded a provision for uncertain tax positions of $15.76 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

NOTE 14 – REPURCHASE OF HELEN OF TROY COMMON STOCK

As of February 28, 2013, we are authorized by our Board of Directors to purchase up to 2,957,802 shares of common stock in the open market or through private transactions. Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  Net exercises are accounted for by the Company as a purchase and retirement of shares.

For the periods covered in the accompanying consolidated financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES

	Fiscal Years Ended
	2013	2012	2011

Common stock repurchased on the open market
Number of shares	61,426	-	80,000
Aggregate market value of shares (in thousands)	$1,759	$-	$1,799
Average price per share	$28.64	$-	$22.49

Common stock received from stock option exercises
Number of shares	49,126	1,124,563	7,733
Aggregate market value of shares (in thousands)	$1,627	$40,047	$226
Average price per share	$33.12	$35.61	$29.22

During fiscal year 2012, our CEO tendered 1,016,227 shares of common stock having a market value of $36.52 million, or $35.93 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock.  The shares tendered as part of this transaction are included as fiscal year 2012 common stock repurchase activity in the preceding table.

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

Expired Plans

The 1998 Plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008.  As of February 28, 2013, 119,849 shares of common stock subject to options were outstanding under the plan.

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The 1995 Directors’ Plan covered a total of 980,000 shares of common stock for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005.  As of February 28, 2013, options to purchase 28,000 shares of common stock were outstanding under the plan.

Active Plans

The 2008 Stock Incentive Plan originally covered a total of 750,000 shares of common stock for issuance to key officers, employees and consultants of the Company. At the Company’s Annual General Meeting held on October 11, 2011, the Company’s shareholders approved certain amendments, which, among other things,  increased the number of shares of common stock available for grant as stock options, unrestricted shares, restricted stock, restricted stock units, or any other type of stock-based awards under the plan from 750,000 shares to 3,750,000 shares;  permitted the CEO to participate in the plan; and increased the maximum number of shares with respect to which awards of any and all types may be granted during a calendar year to any participant from 250,000  to 1,000,000 shares. Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four- or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. The plan will expire by its terms on August 19, 2018.  On March 1, 2012,  the CEO was granted 700,000 Performance RSU’s with a fair value of $32.88 per share subject to performance and service conditions.  As of the end of fiscal year 2013, in connection with his annual bonus package, the CEO was also awarded 159,666 restricted shares having a fair value at the date of the award of $35.55 per share, vesting on February 28, 2015.  These shares were awarded on April 22, 2013.  Further information regarding the CEO’s Performance RSUs and restricted stock awards can be found in Note (13) under the subheading “Employment Contracts.” As of February 28, 2013, 716,193 shares of common stock subject to options were outstanding, 700,000 Performance RSUs had been granted and 2,244,643 shares remained available for future issue under the plan.

The 2008 Directors’ Plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of our Board of Directors.  Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. Currently, the Board’s stock ownership guidelines require restricted stock granted to directors to be held until their departure from the Board. The plan will expire by its terms on August 19, 2018.  As of February 28, 2013, 48,112 shares of restricted stock have been granted and 126,888 shares remained available for future issue under the plan.   Under the 2008 Directors’ Plan, for the fiscal years ended 2013, 2012 and 2011, the Company granted 10,512, 18,000 and 11,600 shares of restricted stock, respectively, to certain members of our Board of Directors having weighted average fair values at the date of grant of $31.54, $29.48 and $22.26 per share for each year, respectively.  The restricted stock awards vested immediately, were valued at the fair value of the Company’s common stock at the date of the grant and accordingly, were expensed at the time of the grants.

The 2008 Stock Purchase Plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our shares of common stock.  The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018.  Shares of common stock purchased under the 2008 Stock

Purchase Plan vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase.  During fiscal years 2013, 2012 and 2011, plan participants acquired a total of 39,728, 41,868 and 24,601 shares of common stock at average prices of $26.68, $24.17 and $19.45 per share, respectively.  As of February 28, 2013, 199,541 shares remained available for future issue under this plan.

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

The Company recorded share-based compensation expense in SG&A for each of the fiscal years covered by our consolidated statements of income as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Stock options	$2,298	$2,061	$1,603
Directors stock compensation	473	531	258
Performance based restricted stock awards and units	2,988	-	-
Employee stock purchase plan	296	336	156
Share-based payment expense	6,055	2,928	2,017
Less income tax benefits	(858)	(99)	(99)
Share-based payment expense, net of income tax benefits	$5,197	$2,829	$1,918

Earnings per share impact of share based payment expense:
Basic	$0.16	$0.09	$0.06
Diluted	$0.16	$0.09	$0.06

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions for the fiscal years 2013, 2012 and 2011:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

Range of risk free interest rates used	0.1% - 0.9%	0.6% - 1.5%	1.2% - 1.7%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	51.4%	52.5%	50.0%
Range of expected volatility rates used	45.7% - 55.3%	51.4% - 65.9%	49.4% - 53.0%
Range of expected terms used (in years)	4.1 - 4.4	4.1 - 4.4	3.4

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

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of stock option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at March 1, 2010	2,899	$18.13	$6.57	4.06	$18,742
Grants	7	23.70	8.82
Exercises	(318)	(20.93)			2,285
Forfeitures / expirations	(78)	(22.98)
Outstanding at February 28, 2011	2,510	17.64	6.40	3.05	26,054
Grants	379	32.71	13.13
Exercises	(1,907)	(16.10)			36,912
Forfeitures / expirations	(111)	(27.91)
Outstanding at February 29, 2012	871	26.26	10.31	5.78	5,570
Grants	309	34.57	14.09
Exercises	(248)	(22.88)			2,634
Forfeitures / expirations	(68)	(30.23)
Outstanding at February 28, 2013	864	$29.89	$11.98	6.26	$6,209

Exercisable at February 28, 2013	175	$25.03	$9.46	3.77	$2,106

A summary of non-vested stock option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at March 1, 2010	684	$8.40
Grants	7	8.82
Vested or forfeited	(195)	(8.36)
Outstanding at February 28, 2011	496	8.42
Grants	379	13.13
Vested or forfeited	(258)	(9.19)
Outstanding at February 29, 2012	617	10.99
Grants	309	14.09
Vested or forfeited	(237)	(10.29)
Outstanding at February 28, 2013	689	$12.62

NOTE 15 - SHARE-BASED COMPENSATION PLANS, CONTINUED

A summary of restricted stock unit activity and changes under the Company’s 2008 Stock Incentive plan follows:

SUMMARY OF RESTRICTED STOCK UNIT ACTIVITY

(in thousands, except per share data)

Weighted
Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
	Units	(per share)	Outstanding

Outstanding at February 29, 2012	-	$-	$-
Granted	700	32.88
Vested	-	-	-
Outstanding at February 28, 2013	700	$32.88	$25,956

A summary of restricted stock award activity under all the Company’s share-based compensation plans follows:

SUMMARY OF RESTRICTED STOCK AWARD ACTIVITY

(in thousands, except per share data)

Weighted
Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
	Awards	(per share)	Outstanding

Outstanding at February 29, 2012	-	$-	$-
Granted	160	35.55
Vested	-	-	-
Outstanding at February 28, 2013	160	$35.55	$5,920

A summary of our total unrecognized share-based compensation expense as of February 28, 2013 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
	Unrecognized	Period of
	Compensation	Recognition
	Expense	(in months)

Stock options	$5,910	36.9
Restricted Stock Units	21,918	24.0
Restricted Stock Awards	3,784	24.0
Totals	$31,612	26.4

NOTE 16 - DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees.  Total matching contributions made to these savings plans for the fiscal years ended 2013, 2012 and 2011 were $2.60, $2.37 and $0.90 million, respectively.

NOTE 17 – OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss, net of tax at the end of fiscal years 2013 and 2012 are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	February 28,	February 29,
	2013	2012

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(3,135)	$(5,559)
Unrealized holding gains (losses) on cash flow hedges - foreign currency contracts, net of tax (2)	406	(30)
Total accumulated other comprehensive loss	$(2,729)	$(5,589)

(1)  Includes net deferred tax benefits of $1.69 and $2.99 million at the end of fiscal years 2013 and 2012, respectively.

(2)  Includes net deferred tax benefits (expense) of ($0.09) and $0.02 million at the end of fiscal years 2013 and 2012, respectively.

See Notes (1), (11) and (12) to these consolidated financial statements for more information on our hedging activities.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	May	August	November	February	Total

Fiscal 2013:

Sales revenue, net	$300,211	$287,411	$374,599	$326,042	$1,288,263
		117030
Gross profit	121,148	117,030	148,453	131,580	518,211

Net income	23,472	22,968	37,719	31,507	115,666

Earnings per share (1)
Basic	0.74	0.72	1.19	0.99	3.64
Diluted	0.74	0.72	1.18	0.98	3.62

Fiscal 2012:

Sales revenue, net	$271,467	$277,420	$338,785	$294,004	$1,181,676

Gross profit	109,913	112,282	133,182	123,107	478,484

Net income	24,605	23,593	32,879	29,297	110,374

Earnings per share (1)
Basic	0.80	0.75	1.04	0.93	3.52
Diluted	0.78	0.74	1.04	0.92	3.48

(1)  Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for   each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 19 - FOURTH QUARTER CHARGES/TRANSACTIONS

Fiscal Year 2013 – Our results for the fourth quarter of fiscal year 2013 did not contain any transactions of a non-routine nature other than the $1.41 million foreign currency devaluation adjustment as further discussed in Note (12) to these consolidated financial statements.

Fiscal Year 2012 – Our results for the fourth quarter of fiscal year 2012 included the acquisition of PUR business from P&G and related financing transactions as further discussed in Notes (4) and (5) to these consolidated financial statements.

Fiscal Year 2011 – Our results for the fourth quarter of fiscal year 2011 included $1.66 million of asset impairments as further discussed in Note (4) to these consolidated financial statements and the acquisition of Kaz and related financing transactions as further discussed in Notes (4) and  (5) to these consolidated financial statements.

NOTE 20 - SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

FISCAL YEARS ENDED 2013, 2012 AND 2011

(in thousands)

	Personal		Healthcare /
2013	Care	Housewares	Home Environment	Total

Sales revenue, net	$490,555	$259,042	$538,666	$1,288,263
Operating income	61,389	49,612	37,772	148,773
Identifiable assets	466,040	362,378	645,586	1,474,004
Capital, license, trademark, and other intangible expenditures	5,624	1,269	7,795	14,688
Depreciation and amortization	13,008	4,903	17,417	35,328

	Personal		Healthcare /
2012	Care	Housewares	Home Environment	Total

Sales revenue, net	$496,605	$237,376	$447,695	$1,181,676
Operating income	62,152	44,884	32,350	139,386
Identifiable assets	454,309	362,045	619,369	1,435,723
Capital, license, trademark, and other intangible expenditures	10,228	1,781	4,042	16,051
Depreciation and amortization	11,004	6,672	12,502	30,178

	Personal		Healthcare /
2011	Care	Housewares	Home Environment	Total

Sales revenue, net	$491,215	$216,681	$69,147	$777,043
Operating income before impairments	63,368	46,017	4,520	113,905
Asset impairment charges	1,414	747	-	2,161
Operating income	61,954	45,270	4,520	111,744
Identifiable assets	474,344	363,128	403,052	1,240,524
Capital, license, trademark, and other intangible expenditures	1,741	2,225	663	4,629
Depreciation and amortization	10,634	5,968	1,900	18,502

We compute operating income for each segment based on net sales revenue, less cost of goods sold, SG&A and any impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is comprised of SG&A directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures,

NOTE 20 - SEGMENT INFORMATION, CONTINUED

headcount, and facility square footage.  The two months of the Healthcare / Home Environment segment’s operations included in our fiscal year 2011 consolidated statement of income did not include any allocation of corporate overhead.  In fiscal year 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment.  In fiscal year 2013, we began making certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal year 2012.  These additional allocations are costs of corporate and operating functions that are shared by our segments.  For fiscal years 2013 and 2012, these allocations totaled $16.69 and $6.02 million, respectively. We do not allocate other items of income and expense, including income taxes to operating segments.

Our domestic and international net sales revenue and long-lived assets for the years ended the last day of February are as follows:

GEOGRAPHIC INFORMATION

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2013	2012	2011

SALES REVENUE, NET:
United States	$1,014,354	$906,884	$619,378
International	273,909	274,812	157,665
Total	$1,288,263	$1,181,676	$777,043

LONG-LIVED ASSETS:
United States	$515,411	$525,537	$358,903
International:
Barbados	398,340	406,213	416,180
Other international	15,048	15,437	4,990
Subtotal	413,388	421,650	421,170
Total	$928,799	$947,187	$780,073

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 19, 20 and 17 percent of our net sales revenue in fiscal years 2013, 2012 and 2011, respectively.  Sales to this customer are made within the Personal Care and Healthcare / Home Environment segments. Of these sales, approximately 91, 93 and 91 percent were within the U.S. during fiscal year 2013, 2012 and 2011, respectively.

Sales to our second largest customer, all within the United States, accounted for approximately 11, 11 and 10 percent of our net sales revenue in fiscal year 2013, 2012 and 2011, respectively.  Sales to this customer are made across all segments. No other customers accounted for 10 percent or more of net sales revenue during those fiscal years.

NOTE 21 – SUBSEQUENT EVENT

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly-owned subsidiary of the Company, entered  into a loan agreement, dated as of March 1, 2013 with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by MBFC of up to $38.00 million of taxable industrial development revenue bonds (the “MBFC Bonds”). The proceeds of the Bonds will be loaned by MBFC to Kaz USA for the purposes of financing the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi (the “Facility”).  The MBFC Bonds are issued under a Trust Indenture (the “IRB Indenture”), between MBFC and Deutsche Bank National Trust Company, as trustee.  Interim draws, accumulating up to a $38.00 million aggregate maximum, may be made through March 20, 2014.  The MBFC Bonds and the related loans to Kaz USA will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent, depending upon the leverage ratio at the time of the borrowing or (b) the respective one, two, three, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage ratio at the time of the borrowing.  The Base Rate is equal to the highest of  (i) the federal funds rate for the day, plus 0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one, two, three, or six-month LIBOR rate plus 1.00 percent.

Assuming the $38.00 million aggregate maximum is borrowed, outstanding principal of the MBFC Bonds will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021, and 2022, $3.80 million on March 1, 2016, $5.70 million on March 1, 2017, and $15.20 million on March 1, 2023. Any  remaining outstanding principal and interest is due upon the maturity of the MBFC Bonds on March 1, 2023.  The MBFC Bonds may be prepaid in whole or part without penalty following the earlier of March 20, 2014 or the date six months following completion of the Facility. Additionally, Bank of America, N.A., the purchaser of the MBFC Bonds, may elect for the MBFC Bonds to be prepaid in full on March 1, 2018. Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Bonds to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days’ notice. In lieu of any prepayment, the MBFC Bonds may be purchased by a transferee as permitted under the IRB Indenture.  The MBFC Bonds have been guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  The guarantee provides for the maintenance of  financial covenants that are consistent with the covenants contained in the Credit Agreement.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
		Charged to
	Beginning	cost and	Net charge to		Ending
Description	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance

Year ended February 28, 2013
Allowances for doubtful accounts	$1,811	$188	$-	$235	$1,764
Allowances for back-to-stock returns	3,730	-	(463)	-	$3,267

Year ended February 29, 2012
Allowances for doubtful accounts	$2,108	$548	$-	$845	$1,811
Allowances for back-to-stock returns	2,040	-	1,690	-	$3,730

Year ended February 28, 2011
Allowances for doubtful accounts	$1,390	$865	$-	$147	$2,108
Allowances for back-to-stock returns	1,956	-	84	-	$2,040

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

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on pages 59 through 60, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

            In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2013 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 58 of this report

	2.	Financial Statement Schedule: See “Schedule II” on page 105 of this report

	3.	Exhibits

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

10.11†

Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending August 31, 1999).

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

10.20

Credit Agreement dated December 30, 2010, by and among Helen of Troy, L.P., the Company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.21

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

10.24

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.25†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.26†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, the Company and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011).

10.27†

Helen of Troy Limited 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.28†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.29

Second Amendment to Credit Agreement, dated December 15, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2011).

10.30†

Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

10.31

Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.32

Guaranty Agreement, dated as of March 1, 2013, by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.33

Trust Indenture, dated as of March 1, 2013 between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013) .

10.34†*	Form of Helen of Troy Limited Stock Option Agreement.
10.35†*	Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Gerald J. Rubin
Gerald J. Rubin, Chairman,
Chief Executive Officer and Director
April 29, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald J. Rubin	/s/ Thomas J. Benson
Gerald J. Rubin	Thomas J. Benson
Chairman of the Board, Chief Executive Officer, President, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer April 29, 2013
April 29, 2013

/s/ Richard J. Oppenheim	/s/ Gary B. Abromovitz
Richard J. Oppenheim	Gary B. Abromovitz
Financial Controller and Principal Accounting Officer	Director, Deputy Chairman of the Board
April 29, 2013	April 29, 2013

/s/ John B. Butterworth	/s/ Timothy F. Meeker
John B. Butterworth	Timothy F. Meeker
Director	Director
April 29, 2013	April 29, 2013

/s/ William F. Susetka	/s/ Adolpho R. Telles
William F. Susetka	Adolpho R. Telles
Director	Director
April 29, 2013	April 29, 2013

/s/ Darren G. Woody
Darren G. Woody
Director
April 29, 2013

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

10.11†

Amended and Restated Helen of Troy Limited 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending August 31, 1999).

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

10.20

Credit Agreement dated December 30, 2010, by and among Helen of Troy, L.P., the Company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2011).

10.21

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

10.24

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.25†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.26†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, the Company and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011).

10.27†

Helen of Troy Limited 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.28†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.29

Second Amendment to Credit Agreement, dated December 15, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2011).

10.30†

Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

10.31

Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.32

Guaranty Agreement, dated as of March 1, 2013, by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.33

Trust Indenture, dated as of March 1, 2013 between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013) .

10.34†*	Form of Helen of Troy Limited Stock Option Agreement.
10.35†*	Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase