Form 10-Q
period 2013-05-31
HELEN OF TROY LTD
filed 2013-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2013
Common Shares, $0.10 par value, per share	31,977,889 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	May 31,	February 28,
	2013	2013

Assets
Assets, current:
Cash and cash equivalents	$12,130	$12,842
Receivables - principally trade, less allowances of $3,757 and $5,031	206,021	219,719
Inventory, net	288,382	280,872
Prepaid expenses and other current assets	12,174	8,442
Income taxes receivable	187	1,800
Deferred tax assets, net	20,653	21,530
Total assets, current	539,547	545,205

Property and equipment, net of accumulated depreciation of $73,050 and $74,775	115,806	101,716
Goodwill	453,241	453,241
Other intangible assets, net of accumulated amortization of $78,692 and $73,344	338,230	355,628
Deferred tax assets, net	2,435	2,401
Other assets, net of accumulated amortization of $5,694 and $5,403	11,302	15,813
Total assets	$1,460,561	$1,474,004

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$38,000	$82,000
Accounts payable, principally trade	86,534	72,263
Accrued expenses and other current liabilities	124,066	134,063
Deferred tax liabilities, net	363	339
Long-term debt, current maturities	21,900	20,000
Total liabilities, current	270,863	308,665

Long-term debt, excluding current maturities	164,935	155,000
Deferred tax liabilities, net	56,900	57,991
Other liabilities, non-current	23,541	25,742
Total liabilities	516,239	547,398

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 31,965,701 and 31,868,416 shares issued and outstanding	3,196	3,187
Additional paid in capital	168,574	164,471
Accumulated other comprehensive loss	(2,284)	(2,729)
Retained earnings	774,836	761,677
Total stockholders’ equity	944,322	926,606
Total liabilities and stockholders’ equity	$1,460,561	$1,474,004

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2013	2012

Sales revenue, net	$304,516	$300,211
Cost of goods sold	184,351	179,063
Gross profit	120,165	121,148

Selling, general and administrative expense	87,490	90,000
Asset impairment charges	12,049	-
Operating income	20,626	31,148

Nonoperating income (expense), net	84	23
Interest expense	(2,942)	(3,312)
Income before income taxes	17,768	27,859

Income tax expense:
Current	3,896	5,901
Deferred	(520)	(1,514)
Net income	$14,392	$23,472

Earnings per share:
Basic	$0.45	$0.74
Diluted	$0.45	$0.74

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,908	31,699
Diluted	32,180	31,840

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended May 31,
	2013			2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$17,768	$(3,376)	$14,392	$27,859	$(4,387)	$23,472
Other comprehensive income
Cash flow hedge activity - interest rate swaps:
Changes in fair market value	(3)	1	(2)	(44)	15	(29)
Interest rate settlements reclassified to income	914	(320)	594	926	(324)	602
Subtotal	911	(319)	592	882	(309)	573

Cash flow hedge activity - foreign currency contracts:
Changes in fair market value	36	(7)	29	910	(318)	592
Ineffectiveness recorded in income	-	-	-	(35)	12	(23)
Settlements reclassified to income	(216)	40	(176)	(26)	9	(17)
Subtotal	(180)	33	(147)	849	(297)	552

Total other comprehensive income	731	(286)	445	1,731	(606)	1,125
Comprehensive income	$18,499	$(3,662)	$14,837	$29,590	$(4,993)	$24,597

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended May 31,
	2013	2012

Cash provided (used) by operating activities:
Net income	$14,392	$23,472
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,447	9,100
Provision for doubtful receivables	279	(168)
Non-cash share-based compensation	3,378	1,602
Intangible asset impairment charges	12,049	-
(Gain) loss on the sale of property and equipment	37	(4)
Deferred income taxes and tax credits	(509)	(1,804)
Changes in operating capital:
Receivables	13,419	7,187
Inventories	(7,510)	(13,742)
Prepaid expenses and other current assets	(3,302)	(675)
Other assets and liabilities, net	1,748	(779)
Accounts payable	14,275	3,066
Accrued expenses and other current liabilities	(11,389)	(18,206)
Accrued income taxes	1,519	(28)
Net cash provided by operating activities	46,833	9,021

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(17,000)	(3,368)
Proceeds from the sale or disposal of property and equipment	-	7
Note receivable from land sale	-	737
Net cash used by investing activities	(17,000)	(2,624)

Cash provided (used) by financing activities:
Proceeds from line of credit	28,400	59,950
Repayment of line of credit	(72,400)	(73,050)
Proceeds from issuance of long-term debt	11,835	-
Payments of financing costs	(157)	(28)
Proceeds from share issuances under share-based compensation plans, including tax benefits	2,758	5,537
Payment of tax obligations resulting from issuance of restricted shares	(393)	(37)
Payments for repurchases of common stock	(1,311)	-
Share-based compensation tax benefit	723	265
Net cash used by financing activities	(30,545)	(7,363)

Net decrease in cash and cash equivalents	(712)	(966)
Cash and cash equivalents, beginning balance	12,842	21,846
Cash and cash equivalents, ending balance	$12,130	$20,880

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

May 31, 2013

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2013 and February 28, 2013, and the results of our consolidated operations for the three month periods ended May 31, 2013 and 2012. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2013, and our other reports on file with the Securities and Exchange Commission (“SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries.  References to “PUR” refer to the PUR brand of water filtration products that we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates. Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment.  References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment.  Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks, and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their owners.  References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Housewares, Healthcare / Home Environment and Personal Care.  Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, blood pressure monitors, humidifiers and heating pads; water filtration systems; and small home appliances such as air purifiers, portable heaters, fans, and insect control devices (bug zappers).  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores.  In addition, the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores, and the Personal Care segment sells extensively through beauty supply retailers and wholesalers. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

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

Notes 7, 9, 11, 12, and 14 provide additional information regarding certain of our significant long-term commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

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

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended May 31,
	2013	2012

Beginning balance	$25,261	$26,665
Additions to the accrual	7,087	6,874
Reductions of the accrual - payments and credits issued	(11,566)	(10,226)
Ending balance	$20,782	$23,313

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period and diluted earnings per share using basic earnings per share plus the effect of dilutive securities.   Our securities that can have dilutive effects consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted share units and awards.  See Note 14 to these consolidated condensed financial statements for more information regarding these restricted share units and awards.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For the periods covered in the accompanying consolidated condensed statements of income, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended May 31,
	2013	2012

Weighted average shares outstanding, basic	31,908	31,699
Incremental shares of common stock attributable to share-based payment arrangements	272	141
Weighted average shares outstanding, diluted	32,180	31,840

Dilutive securities, as a result of in-the-money options	199	423
Dilutive securities, as a result of unvested restricted shares	234	-
Antidilutive securities, as a result of out-of-the-money options	797	625

Note 5 – Segment Information

The following tables contain segment information for the periods covered in the accompanying consolidated condensed statements of income:

THREE MONTHS ENDED MAY 31, 2013 AND 2012

(in thousands)

		Healthcare /	Personal
May 31, 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$63,530	$125,602	$115,384	$304,516
Asset impairment charges	-	-	12,049	12,049
Operating income	12,456	6,536	1,634	20,626
Capital and intangible asset expenditures	214	16,105	681	17,000
Depreciation and amortization	1,019	4,781	2,647	8,447

		Healthcare /	Personal
May 31, 2012	Housewares	Home Environment	Care	Total

Sales revenue, net	$60,249	$122,410	$117,552	$300,211
Operating income	11,277	7,991	11,880	31,148
Capital and intangible asset expenditures	191	922	2,255	3,368
Depreciation and amortization	1,298	4,535	3,267	9,100

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage.  We do not allocate non-operating income and expense, including interest or income taxes to operating segments.

Note 6 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	May 31,	February 28,
	2013	2013

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(2,543)	$(3,135)
Unrealized holding gains on cash flow hedges - foreign currency contracts, net of tax (2)	259	406
Total accumulated other comprehensive loss	$(2,284)	$(2,729)

(1) Includes net deferred tax benefits of $1.37 and $1.69 million at May 31, 2013 and February 28, 2013, respectively.

(2) Includes net deferred tax expense of $0.06 and $0.09 million at May 31, 2013 and February 28, 2013, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2013	2013

Land	-	$12,800	$12,800
Building and improvements	3 - 40	67,102	66,994
Computer, furniture and other equipment	3 - 15	55,109	58,284
Tools, molds and other production equipment	1 - 10	29,405	29,264
Construction in progress	-	24,440	9,149
Property and equipment, gross		188,856	176,491
Less accumulated depreciation		(73,050)	(74,775)
Property and equipment, net		$115,806	$101,716

Construction in progress includes expenditures of $16.34  million at May 31, 2013 for construction costs incurred in connection with our new 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi.  The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses.  We expect the new facility to become operational for the Healthcare / Home Environment segment of the business during the third quarter of fiscal year 2014.  See Note 9 to these consolidated condensed financial statements for related information regarding the debt incurred to fund the construction of the new distribution facility.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 28,
	2013	2013

Accrued compensation, benefits and payroll taxes	$22,622	$34,265
Accrued sales returns, discounts and allowances	31,595	28,461
Accrued warranty returns	20,782	25,261
Accrued legal expenses and professional fees	8,957	9,061
Accrued royalties	5,579	7,731
Accrued advertising	10,939	6,778
Accrued property, sales and other taxes	6,562	5,729
Derivative liabilities, current	3,038	3,044
Other	13,992	13,733
Total accrued expenses and other current liabilities	$124,066	$134,063

OTHER LIABILITIES, NON-CURRENT

(in thousands)

	May 31,	February 28,
	2013	2013

Deferred compensation liability	$5,296	$6,443
Liability for uncertain tax positions	15,665	15,759
Derivative liabilities	875	1,780
Other liabilites	1,705	1,760
Total other liabilities, non-current	$23,541	$25,742

Note 8 – Goodwill and Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal Year 2014 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2014.  As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $12.05 million ($12.03 million after tax).  The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal Year 2013 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2013.   As a result, we concluded no asset impairment charges were required.  For fiscal year 2013, the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets, and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	May 31, 2013				February 28, 2013
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Personal Care:
Goodwill	$81,842	$(46,490)	$-	$35,352	$81,842	$(46,490)	$-	$35,352
Trademarks - indefinite	63,254	-	-	63,254	75,303	-	-	75,303
Trademarks - finite	150	-	(73)	77	150	-	(72)	78
Licenses - indefinite	10,800	-	-	10,800	10,800	-	-	10,800
Licenses - finite	18,683	-	(15,649)	3,034	18,683	-	(15,570)	3,113
Other intangibles - finite	49,437	-	(22,359)	27,078	49,437	-	(20,955)	28,482
Total Personal Care	224,166	(46,490)	(38,081)	139,595	236,215	(46,490)	(36,597)	153,128

Housewares:
Goodwill	166,131	-	-	166,131	166,131	-	-	166,131
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,608	-	(10,325)	5,283	15,609	-	(10,070)	5,539
Total Housewares	256,939	-	(10,325)	246,614	256,940	-	(10,070)	246,870

Healthcare / Home Environment:
Goodwill	251,758	-	-	251,758	251,758	-	-	251,758
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(4,195)	11,105	15,300	-	(3,455)	11,845
Other Intangibles - finite	114,490	-	(26,091)	88,399	114,490	-	(23,222)	91,268
Total Healthcare / Home Environment	435,548	-	(30,286)	405,262	435,548	-	(26,677)	408,871

Total	$916,653	$(46,490)	$(78,692)	$791,471	$928,703	$(46,490)	$(73,344)	$808,869

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in the accompanying consolidated condensed statements of income, as well as our estimated amortization expense for the fiscal years 2014 through 2019.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the three months ended

May 31, 2013	$5,431
May 31, 2012	$5,636

Estimated Amortization Expense
For the fiscal years ended

February 2014	$21,545
February 2015	$21,010
February 2016	$20,830
February 2017	$20,506
February 2018	$16,691
February 2019	$11,880

Note 9 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of May 31, 2013, the outstanding revolving loan principal balance was $38.00 million and there were $0.31 million of open letters of credit outstanding against the Credit Agreement. For the three months ended May 31, 2013 and May 31, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.57 to 3.63 percent and 1.61 to 4.00 percent, respectively.  As of May 31, 2013, the amount available for borrowings under the Credit Agreement was $211.69 million.

Long-Term Debt – A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		May 31,	February 28,
	Borrowed	Rates	Matures	2013	2013

$38 million unsecured loan with a state industrial development corporation, interim draws, interest is set and payable quarterly at the Base Rate, as defined below, plus a margin of up to 1.125%, or applicable LIBOR plus a margin of up to 2.125%, as determined by the interest rate elected. Loan subject to holder’s call on or after March 1, 2018. Loan can be prepaid without penalty any time after the earlier of March 20, 2014 or 6 months after the Facility is ready for occupancy.	03/13	1.57%	03/23	$11,835	$-

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due at maturity. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				186,835	175,000
Less current maturities of long-term debt				(21,900)	(20,000)
Long-term debt, excluding current maturities				$164,935	$155,000

(1)      Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates. Additional information regarding the swap is provided in Note 12 to these consolidated condensed financial statements.

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly owned subsidiary of the Company, entered into a Loan Agreement, dated as of March 1, 2013, with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by MBFC of up to $38.00 million of taxable industrial development revenue bonds (the “Bonds”). The Bonds are issued under a Trust Indenture (the “IRB Indenture”), between MBFC and Deutsche Bank National Trust Company, as trustee.  Interim draws, accumulating up to a $38.00 million aggregate maximum, may be made through March 20, 2014.  The Bonds and the related loan to Kaz USA (the “MBFC Loan”) will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent, depending upon the leverage ratio at the time of the borrowing or (b) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage, ratio at the time of the borrowing.  The Base Rate is equal to the highest of  (i) the federal funds rate for the day, plus

0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 percent.  The proceeds of the MBFC Loan are being used by Kaz USA to finance the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi (the “Facility”).

Assuming the $38.00 million aggregate maximum is borrowed, outstanding principal of the MBFC Loan will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021 and 2022, $3.80 million on March 1, 2016, $5.70 million on March 1, 2017, and $15.20 million on March 1, 2023. Any remaining outstanding principal and interest is due upon the maturity on March 1, 2023.  The MBFC Loan may be prepaid in whole or part without penalty following the earlier of March 20, 2014 or the date six months following the date the Facility is ready for occupancy. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the MBFC Loan to be prepaid in full on March 1, 2018. Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Loan to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days notice. In lieu of any prepayment, the Bonds may be purchased by a transferee as permitted under the IRB Indenture.

The fair market value of the fixed rate debt at May 31, 2013, computed using a discounted cash flow analysis, was $105.18 million compared to the $100.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2013.

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

As of May 31, 2013, our debt agreements effectively limited our ability to incur more than $353.29 million of additional debt from all sources, including draws on the Credit Agreement. As of May 31, 2013, we were in compliance with the terms of all of our debt agreements.

Note 10 – Income Taxes

Income tax expense for the three month period ended May 31, 2013 was 19.0 percent of income before income taxes compared to 15.7 percent for the same period last year.  Our effective tax rate has been trending up primarily due to the acquisitions of Kaz and PUR, which continues to increase the proportion of taxable income in higher tax rate jurisdictions relative to total taxable income. Our effective tax rate for the three months ended May 31, 2013 was also impacted by the asset impairment charges of $12.05 million, for which the related tax benefit was only $0.02 million.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	May 31, 2013	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,390	$1,390	$-
Foreign currency contracts	315	-	315
Total assets	$1,705	$1,390	$315

Liabilities:
Long-term debt - fixed rate (1)	$105,177	$-	$105,177
Long-term debt - floating rate	86,835	-	86,835
Interest rate swaps	3,913	-	3,913
Total liabilities	$195,925	$-	$195,925

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2013	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,091	$1,091	$-
Foreign currency contracts	496	-	496
Total assets	$1,587	$1,091	$496

Liabilities:
Long-term debt - fixed rate (1)	$105,725	$-	$105,725
Long-term debt - floating rate	75,000	-	75,000
Interest rate swaps	4,824	-	4,824
Total liabilities	$185,549	$-	$185,549

(1)      Debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items.  Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 assets.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial liabilities requires the use of discount rates based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.85 and 1.83 percent at May 31, 2013 and February 28, 2013, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and an interest rate swap. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Note 12 to these consolidated condensed financial statements for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. As discussed in Note 8, in connection with our annual impairment testing during the fiscal quarter ended May 31, 2013, we recorded a non-cash asset impairment charge of $12.05 million ($12.03 million after tax).  The charge related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During each of the three month periods ended May 31, 2013 and 2012, approximately 17 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.  For the three month periods ended May 31, 2013 and 2012, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.12) and ($0.94) million, respectively, in SG&A and $0.05 and $0.19 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our outstanding debt as of May 31, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent and floating rates are in place on $38.00 million of borrowings under our Credit Agreement, $11.84 million of interim draws under our MBFC Loan and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement and MBFC Loan. The floating rate Senior Notes due June 2014 reset as described in Note 9, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate $75.00 million of Senior Notes due June 2014 using an interest rate swap.  As of May 31, 2013, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.28 percent as of May 31, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

May 31, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€3,250	$149	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£2,000	166	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,038	875
Total fair value				$315	$3,038	$875

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

The pre-tax effect of derivative instruments for the periods covered in the accompanying consolidated condensed financial statements are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2013	2012	Location	2013	2012	Location	2013	2012

Currency contracts - cash flow hedges	$36	$910	SG&A	$216	$26	SG&A	$-	$35
Interest rate swaps - cash flow hedges	(3)	(44)	Interest expense	(914)	(926)		-	-
Total	$33	$866		$(698)	$(900)		$-	$35

(1)  The amount shown represents the ineffective portion of the change in fair value of a cash flow hedge.

We expect gains of $0.32 million associated with foreign currency contracts and losses of $3.04 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

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

Note 13 – Repurchase of Helen of Troy Common Stock

As of May 31, 2013, we are authorized by our Board of Directors to purchase up to 2,911,123 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended May 31, 2013, our Chief Executive Officer and President (the “CEO”) tendered 9,898 shares of restricted common stock having a market value of $0.35 million as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted share units (“Performance RSUs”). We accounted for this activity as a purchase and retirement of the shares at a price of $35.55 per share.

For the periods covered in the accompanying consolidated condensed financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES

	Three Months Ended May 31,
	2013	2012

Common stock repurchased on the open market
Number of shares	33,862	-
Aggregate market value of shares (in thousands)	$1,311	$-
Average price per share	$38.71	$-

Common stock received in settlement of stock options and Performance RSUs
Number of shares	12,817	44,444
Aggregate market value of shares (in thousands)	$463	$1,476
Average price per share	$36.12	$33.20

Note 14 – Share-Based Compensation Plans

We have share-based awards outstanding under two expired and three active share-based compensation plans.

During the fiscal quarter ended May 31, 2013, the Company granted options to purchase 250,750 shares of common stock at exercise prices ranging from $36.03 to $38.14 per share to certain of our officers, employees and new hires.  The fair value of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $10.82 to $13.17 for grants with terms of four and five years.  The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk-free interest rates ranging from 0.55 to 0.63 percent; zero dividend yield; and expected volatilities ranging from 37.26 to 41.67 percent.

On March 1, 2013, the Company awarded a restricted stock grant with a total value $0.14 million to certain Board members based upon a fair value at the date of grant of $36.56 per share.  The grant was settled with 2,628 restricted shares and cash of $0.04 million.  The restricted stock awards vested immediately.

On April 22, 2013, under the terms of his employment agreement, bonus plan and relevant stock plans, our CEO earned and received the following equity awards as a component of his fiscal year 2013 performance-based incentive compensation:

•                 159,666 shares of restricted stock with a total grant date fair value of $5.68 million, or $35.55 per share, which vest on February 28, 2015, and

•                 100,000 Performance RSUs, originally granted on March 1, 2012 with an original grant date fair market value of $3.29 million, or $32.88 per share.  33,400 shares vested on April 22, 2013, with 33,300 shares vesting on February 28, 2014 and 33,300 shares vesting on February 28, 2015.

We are recording the expense for these awards in accordance with their vesting over their related service periods.

Accruals for the CEO’s remaining Performance RSUs and the CEO’s restricted stock awards associated with his annual bonus are subject to the achievement of specified performance goals for the fiscal year and are estimated until earned, subject to a probability assessment of achieving the associated performance criteria.  These accruals and the service period expense associated with the CEO’s fiscal year 2013 and 2014 awards are shown in the line below entitled “Performance-based restricted stock awards and units.”

During the fiscal quarter ended May 31, 2013, employees exercised stock options to purchase 107,936 shares of common stock.

We recorded share-based compensation expense in SG&A for the periods covered in the accompanying consolidated condensed financial statements as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2013	2012

Stock options	$589	$547
Directors stock compensation	137	123
Performance-based restricted stock awards and units	2,693	932
Share-based payment expense	3,419	1,602
Less income tax benefits	(723)	(265)
Share-based payment expense, net of income tax benefits	$2,696	$1,337

Earnings per share impact of share-based payment expense:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this report.

OVERVIEW OF THE QUARTER’S RESULTS:

Our business is dependent upon discretionary consumer demand for most of our products. While domestic consumer sentiment continues to improve, fueled by perceived wealth increases related to stock market performance and resurgent growth in housing prices, real personal income growth remains modest to stagnant for most consumers. We believe that with the exception of upper income households, who have again begun purchasing luxury items, most consumers continue to remain careful with their disposable personal income.  Much of the underlying global dynamics that have kept consumers and businesses unsettled over the last several years still remain: Middle East tensions and related political instabilities, U.S. government budget issues, uncertainty regarding tax policy, protracted Euro zone recessions, the emerging impact of healthcare legislation on U.S. business’s cost structures, cost variability, and frequent supplier instabilities. However, we believe there are some domestic economic indicators, such as a robust stock market, moderating fuel prices, modestly positive employment figures, greater North American energy development enabled by improved recovery technologies, and recovering domestic housing markets, that suggest consumer demand could improve in the near-term.

Consolidated net sales revenue for the three month period ended May 31, 2013 increased 1.4 percent to $304.52 million, compared to $300.21 million for the same period last year.  Net sales revenue in our Housewares segment was up $3.28 million, or 5.4 percent, for the three month period ended May 31, 2013, when compared to the same period last year.  Net sales revenue in our Healthcare / Home Environment segment was up $3.19 million, or 2.6 percent, for the three month period ended May 31, 2013, when compared to the same period last year.  Net sales revenue in our Personal Care segment was down $2.17 million, or 1.8 percent, for the three month period ended May 31, 2013, when compared to the same period last year.  In addition to our net sales revenue performance discussed above, key results for the three month period ended May 31, 2013 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue decreased 0.9 percentage points to 39.5 percent for the three month period ended May 31, 2013, compared to 40.4 percent for the same period last year.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue decreased by 1.3 percentage points to 28.7 percent for the three month period ended May 31, 2013, compared to 30.0 percent for the same period last year.

•                 Operating income was $20.63 million for the three month period ended May 31, 2013, compared to $31.15 million for the same period last year.   Operating income for the three month period ended May 31, 2013 includes a non-cash asset impairment charge of  $12.05 million.   We recorded no non-cash asset impairment charges during the same period last year.

•                 For the three month period ended May 31, 2013, our net income was $14.39 million compared to $23.47 million for the same period last year.  Our diluted earnings per share was $0.45 for the three month period ended May 31, 2013, compared to $0.74 for the same period last year.

•                 Income without impairments was $26.43 million for the three month period ended May 31, 2013, compared to $23.47 million for the same period last year.  Our diluted earnings per share without impairments was $0.82 for the three month period ended May 31, 2013, compared to $0.74 for the same period last year.  Income without impairments and diluted earnings per share without impairments are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measures, on page 25.

RESULTS OF OPERATIONS

Comparison of the three month period ended May 31, 2013 to the same period ended May 31, 2012

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Sales revenue by segment, net
Housewares	$63,530	$60,249	$3,281	5.4%	20.9%	20.1%
Healthcare / Home Environment	125,602	122,410	3,192	2.6%	41.2%	40.8%
Personal Care	115,384	117,552	(2,168)	-1.8%	37.9%	39.2%
Total sales revenue, net	304,516	300,211	4,305	1.4%	100.0%	100.0%
Cost of goods sold	184,351	179,063	5,288	3.0%	60.5%	59.6%
Gross profit	120,165	121,148	(983)	-0.8%	39.5%	40.4%

Selling, general, and administrative expense	87,490	90,000	(2,510)	-2.8%	28.7%	30.0%
Asset impairment charges	12,049	-	12,049	*	4.0%	0.0%
Operating income	20,626	31,148	(10,522)	-33.8%	6.8%	10.4%

Nonoperating income (expense), net	84	23	61	*	0.0%	0.0%
Interest expense	(2,942)	(3,312)	370	-11.2%	-1.0%	-1.1%
Total other income (expense)	(2,858)	(3,289)	431	-13.1%	-0.9%	-1.1%

Income before income taxes	17,768	27,859	(10,091)	-36.2%	5.8%	9.3%

Income tax expense	3,376	4,387	(1,011)	-23.0%	1.1%	1.5%
Net income	$14,392	$23,472	$(9,080)	-38.7%	4.7%	7.8%

*    Calculation is not meaningful

Consolidated net sales revenue:

Consolidated net sales revenue for the three month period ended May 31, 2013 increased 1.4 percent to $304.52 million, compared to $300.21 million for the same period last year.   Our Housewares segment’s net sales revenue increased $3.28 million, or 5.4 percent, for the three month period ended May 31, 2013, when compared to the same period last year. Our Healthcare / Home Environment segment’s net sales revenue increased $3.19 million, or 2.6 percent, for the three month period ended May 31, 2013, when compared to the same period last year.  Our Personal Care segment’s net sales revenue declined $2.17 million, or 1.8 percent, for the three month period ended May 31, 2013, when compared to the same period last year.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we typically provide analysis of our net sales revenues in terms of organic growth from our core business (business owned and operated over the same fiscal period last year) and growth from acquisitions (business that we have acquired and operated for less than twelve months during each period presented).  Our last acquisition occurred on December 30, 2011. Accordingly for the three month period ended May 31, 2013; all net sales revenue growth is organic growth from our core business, as shown in the table below.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended May 31,
	2013	2012

Prior year’s sales revenue, net	$300,211	$271,467

Components of net sales revenue change
Core business	4,305	4,453
Incremental net sales revenue from acquisitions:
PUR (three months in fiscal 2013)	-	24,291
Change in sales revenue, net	4,305	28,744
Sales revenue, net	$304,516	$300,211

Total net sales revenue growth	1.4%	10.6%
Core business	1.4%	1.6%
Acquisitions	-	8.9%

In the above table, core business is net sales revenue associated with product lines or brands after the first twelve months from the date a business, product line or brand was acquired. Net sales revenue from internally developed brands or product lines is always considered to be core business. Net sales revenue from acquisitions is net sales revenues associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Impact of foreign currencies on net sales revenue:

During the three month periods ended May 31, 2013 and 2012, we transacted approximately 17 percent of our net sales revenues in foreign currencies. These were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the three month period ended May 31, 2013, the impact of net foreign currency exchange rates decreased our reported international net sales revenue by approximately $1.19 million.  Approximately 90 percent of the impact of these fluctuations affected sales in our Personal Care and Healthcare / Home Environment segments.

Segment net sales revenue:

We operate our business under three segments: Housewares, Healthcare / Home Environment and Personal Care. Our Housewares segment reports the operations of OXO, whose product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment sells products in the following categories: health care devices, such as thermometers, blood pressure monitors, humidifiers, and heating pads; water filtration systems; and small home appliances, such as air purifiers, portable heaters, fans, and insect control devices (bug zappers).  Our Personal Care segment currently offers products in three categories: hair care, beauty care and wellness appliances; grooming, skin care and hair care solutions; and brushes, combs and accessories.

Housewares Segment – Net sales revenue in the Housewares segment for the three month period ended May 31, 2013 increased $3.28 million, or 5.4 percent, to $63.53 million compared with $60.25 million for the same period last year.  The Housewares segment’s net sales revenue growth was driven by the success of our new OXO cleaning utility line, expanded shelf space at several key retailers, and new customer distribution in the current fiscal year.

Healthcare / Home Environment Segment – Net sales revenue in the Healthcare / Home Environment segment for the three month period ended May 31, 2013 increased $3.19 million, or 2.6 percent, to $125.60 million compared with $122.41 million for the same period last year.  The segment experienced net sales revenue increases in the water filtration category as a result of advertising and promotional activity. This growth was partially offset by a sales decline in the insect control category, resulting from a cool spring in North America, and lower fan sales in the Latin American region.

Personal Care Segment - Net sales revenue in the Personal Care segment for the three month period ended May 31, 2013 decreased $2.17 million, or 1.8 percent, to $115.38 million compared with $117.55 million for the same period last year.  Net sales revenue gains in our professional appliances, brushes, combs and accessories categories and in international regions were offset by declines in our domestic retail appliance and grooming, skin care and hair care solutions product categories.  Our grooming, skin care and hair care solutions product category continues to encounter particularly difficult retail conditions including significant new competitive product launches in hair care,  inventory rationalization at large retailers, and changing customer order replenishment practices leading to elevated out-of-stock positions on retail shelves.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended May 31, 2013 decreased 0.9 percentage points to 39.5 percent compared to 40.4 percent for the same period last year.  Our consolidated gross profit margin was unfavorably impacted by the combined effects of increased promotional program costs, the effect of foreign currency exchange rates on net sales revenue and the continuing trend of general product cost increases across all segments.

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

Selling, general and administrative expense:

SG&A decreased 1.3 percentage points, or $2.51 million, to 28.7 percent of net sales revenue for the three month period ended May 31, 2013, compared to 30.0 percent for the same period last year.  The year-over-year decrease in SG&A as a percentage of net sales revenue is primarily due to: lower outbound freight costs; transition service fees incurred during the fiscal quarter ended May 31, 2012 in connection with the acquisition of the PUR business, which we did not incur during the current fiscal year; reduced advertising costs; a gain from a litigation settlement; and the favorable revaluation impact of foreign currency exchange rate fluctuations.  These expense reductions were partially offset by higher incentive compensation costs during the period ended May 31, 2013.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2014.   As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $12.05 million ($12.03 million after tax).  The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Operating income by segment:

The following table sets forth, for the periods indicated, our operating income by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Housewares	$12,456	$11,277	$1,179	10.5%	19.6%	18.7%
Healthcare / Home Environment	6,536	7,991	(1,455)	-18.2%	5.2%	6.5%
Personal Care	1,634	11,880	(10,246)	-86.2%	1.4%	10.1%
Total operating income	$20,626	$31,148	$(10,522)	-33.8%	6.8%	10.4%

We compute operating income for each segment based on net sales revenue, less cost of goods sold and SG&A associated with the segment.  The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage.  We do not allocate non-operating income and expense, interest or income taxes to operating segments.

Housewares Segment – Operating income increased $1.18 million, or 10.5 percent, for the three month period ended May 31, 2013, when compared to the same period last year. The increase in operating income is principally due to an increase in net sales revenue and an improvement in gross profit margin.

Healthcare / Home Environment Segment – Operating income decreased $1.46 million, or 18.2 percent, for the three month period ended May 31, 2013, when compared to the same period last year.  The decrease in operating income was principally due to higher product costs, higher incentive compensation costs and higher media advertising expense.  These cost increases were partially offset by net sales revenue growth.

Personal Care Segment - Operating income decreased $10.25 million, or 86.2 percent, for the three month period ended May 31, 2013 compared to the same period last year.  The decrease in operating income is principally due to a decline in net sales revenues, increased incentive compensation costs and a non-cash asset impairment charge (as further discussed above under “Asset impairment charges”).  These unfavorable factors were partially offset by lower media advertising costs, a gain from a litigation settlement, lower distribution costs, lower outbound freight costs, and the favorable revaluation impact of foreign currency exchange rate fluctuations.

Interest expense:

Interest expense for the three month period ended May 31, 2013 decreased to $2.94 million compared to $3.31 million for the same period last year.  Interest expense was lower when compared to the same period last year principally due to lower levels of debt outstanding.

Income tax expense:

Income tax expense for the three month period ended May 31, 2013 was 19.0 percent of income before income taxes compared to 15.7 percent for the same period last year.  Our effective tax rate has been trending up primarily due to the acquisitions of Kaz and PUR, which continues to increase the proportion of taxable income in higher tax rate jurisdictions relative to total taxable income. Our effective tax rate for the three months ended May 31, 2013 was also impacted by the asset impairment charges of $12.05 million, for which the related tax benefit was only $0.02 million. As a result, we now expect our effective tax rate for fiscal year 2014 to range between 18.0 and 20.0 percent.

Net Income:

Net income for the three months ended May 31, 2013 decreased by $9.08 million when compared to the same period last year.  The decline is due to the unfavorable impact of asset impairment charges of $12.03 million, net of tax, recorded during the first quarter of fiscal 2014 as a result of our annual evaluation of goodwill and indefinite-lived intangible assets.

Income without impairments for the three months ended May 31, 2013 increased by $2.95 million when compared to the same period last year.  The improvement in income without impairments was due to organic growth and a 1.3 percentage point decline in SG&A expense, partially offset by a higher effective tax rate.  The following table presents the comparative impact of the asset impairment charges on our net income, and basic and diluted earnings per share for the three months ended May 31, 2013 and 2012:

IMPACT OF ASSET IMPAIRMENT CHARGES ON NET INCOME AND EARNINGS PER SHARE

(dollars in thousands, except per share data)

	Three Months Ended May 31,		Basic Earnings per Share		Diluted Earnings per Share
	2013	2012	2013	2012	2013	2012
Net income, as reported	$14,392	$23,472	$0.45	$0.74	$0.45	$0.74
Asset impairment charges, net of tax	12,034	-	0.38	-	0.37	-
Income without impairments	$26,426	$23,472	$0.83	$0.74	$0.82	$0.74

The table shown above entitled “Impact of Asset Impairment Charges on Net Income and Earnings per Share” reports income and earnings per share which exclude asset impairment charges. Non-GAAP income without impairments and earnings per share without impairments, as discussed in the preceding table, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. The Company believes that its non-GAAP income without impairments and earnings per share without impairments measures  provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. The Company believes that these non-GAAP income without impairments and earnings per share without impairments measures, in combination with the Company’s financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of asset impairment charges on net income and earnings per share.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors. The Company further believes including the excluded asset impairment charges would not accurately reflect the underlying performance of its continuing operations for the period in which the impairments are incurred, even though asset impairment charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities. The Company’s non-GAAP income without impairments and earnings per share without impairments measures are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the three month periods ended May 31, 2013 and 2012 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Three Months Ended May 31,
	2013	2012

Accounts Receivable Turnover (Days) (1)	61.0	61.0
Inventory Turnover (Times) (1)	2.7	2.9
Working Capital (in thousands)	$268,684	$143,203
Current Ratio	2.0 : 1	1.4 : 1
Ending Debt to Ending Equity Ratio (2)	23.8%	40.6%
Return on Average Equity (1)(3)	12.0%	14.3%

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

(3) For the quarter ended May 31, 2013, a non-cash impairment charge of $12.05 million ($12.03 million after tax) had an unfavorable impact of 1.3 percentage points on return on average equity.

Operating activities:

Operating activities provided $46.83 million of cash during the first three months of fiscal year 2014, compared to $9.02 million of cash provided during the same period in fiscal year 2013.  The increase in operating cash flow was primarily due to the timing of fluctuations in working capital components, when compared to the same period last year.

Accounts receivable decreased $13.70 million to $206.02 million as of May 31, 2013, compared to $219.72 million at the end of fiscal year 2013.  Accounts receivable turnover was 61.0 days at May 31, 2013, which is flat with the same period last year.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $7.51 million to $288.38 million as of May 31, 2013, compared to $280.87 million at the end of fiscal year 2013.  Inventory turnover was 2.7 times at May 31, 2013 compared to 2.9 times at May 31, 2012. The inventory increase is primarily due to lower net sales revenue performance in the Personal Care segment’s hair care solutions product category and the Healthcare / Home Environment segment’s insect control and basic thermometry categories.

Working capital was $268.68 million at May 31, 2013, compared to $143.20 million at May 31, 2012.  The increase in working capital over the last twelve months is primarily due to the use of cash from operations to pay down $101.10 million of short-term debt.  As a result, our current ratio increased to 2.0:1 at May 31, 2013, compared to 1.4:1 at May 31, 2012.

Investing activities:

Investing activities used $17.00 million of cash during the three month period ended May 31, 2013. Highlights of those activities follow:

•                 We spent $14.54 million on building and improvements, primarily in connection with the construction of our new distribution facility in Olive Branch, Mississippi; and

•                 We spent $1.79 million on information technology infrastructure and other furniture and equipment, $0.08 million on the development of new patents, and $0.59 million on other capital asset additions.

Financing activities:

Financing activities used $30.55 million of cash during the three month period ended May 31, 2013.  Highlights of those activities follow:

•                 We had draws of $28.40 million against our revolving credit agreement;

•                 We repaid $72.40 million drawn against our revolving credit agreement;

•                 We had draws of $11.84 million against new long-term debt to finance the construction of our new distribution facility in Olive Branch, Mississippi;

•                 We incurred $0.16 million in debt acquisition costs in connection with new long-term debt;

•                 Employees and certain members of our Board of Directors exercised options to purchase 107,936 shares of common stock, providing $2.76 million of cash, including tax benefits;

•                 We paid $0.39 million in tax obligations in connection with the vesting of certain restricted stock grants to our Chief Executive Officer and members of our Board of Directors;

•                 We repurchased and retired 33,862 shares of common stock at an average price of $38.71 per share for a  total purchase price of $1.31 million; and

•                 Share-based compensation expenses provided $0.72 million in current tax benefits.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015. With each borrowing, we can elect the interest rate method based on our funding needs at the time. Borrowings under the Credit Agreement accrue interest at a base rate plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the Credit Agreement) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective one-, two-, three-, or six-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2013, the outstanding revolving loan principal balance was $38.00 million and there were $0.31 million of open letters of credit outstanding against the Credit Agreement. For the three months ended May 31, 2013 and May 31, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.57 to 3.63 percent and

1.61 to 4.00 percent, respectively.  As of May 31, 2013, the amount available for borrowings under the Credit Agreement was $211.69 million.

In addition to the Credit Agreement, at May 31, 2013, we had an aggregate principal balance of $175.00 million of Senior Notes with varying maturities due between January 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. $75.00 million of the debt can be prepaid without penalty and $100.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly owned subsidiary of the Company, entered into a Loan Agreement, dated as of March 1, 2013, with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by MBFC of up to $38.00 million of taxable industrial development revenue bonds (the “Bonds”). Interim draws, accumulating up to a $38.00 million aggregate maximum, may be made through March 20, 2014. The Bonds and the related loan to Kaz USA (the “MBFC Loan”) will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent depending upon the leverage ratio at the time of the borrowing or (b) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage ratio at the time of the borrowing. The Base Rate is equal to the highest of (i) the federal funds rate for the day, plus 0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 percent. The proceeds of the MBFC Loan are being used by Kaz USA to finance the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi (the “Facility”).

Assuming the $38.00 million aggregate maximum is borrowed, outstanding principal of the MBFC Loan will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021, and 2022, $3.80 million on March 1, 2016, $5.70 million on March 1, 2017, and $15.20 million on March 1, 2023. Any remaining outstanding principal and interest is due upon the maturity of the MBFC Loan on March 1, 2023.  The MBFC Loan may be prepaid in whole or part without penalty following the earlier of March 20, 2014 or the date six months following completion of the Facility. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the MBFC Loan to be prepaid in full on March 1, 2018.  Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Loan to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days notice. In lieu of any prepayment, the Bonds may be purchased by a transferee as permitted under the indenture pursuant to which the Bonds were issued.

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

The table below provides the formulas for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	$530 Million + 100% of Increase in Equity Due to Sale of Equity Interests After August 31, 2010 + 40% of Fiscal Quarter Net Earnings After August 31, 2010 (1)	$260 Million + 25% of Fiscal Quarter Net Earnings After February 29, 2004 (1)	$500 Million + 25% of Fiscal Quarter Net Earnings After August 31, 2010 (1)
Interest Coverage Ratio	EBIT (2) ÷ Interest Expense (2)	None	EBIT (2) ÷ Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3) ÷ [EBITDA (2) + Pro Forma Effect of Acquisitions]	Total Current and Long Term Debt (3) ÷ Total Capitalization (3)	Total Current and Long Term Debt (3) ÷ [ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at May 31, 2013, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED MAY 31:

(in thousands)

		2014	2015	2016	2017	2018	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$20,000	$20,000	$20,000	$20,000	$20,000	$-
Term debt - floating rate (1)	86,835	1,900	76,900	3,800	4,235	-	-
Long-term incentive plan payouts	6,860	2,780	2,092	1,523	302	163	-
Interest on fixed rate debt	10,205	3,601	2,821	2,041	1,261	481	-
Interest on floating rate debt (1)	5,421	4,748	512	111	50	-	-
Open purchase orders	237,011	237,011	-	-	-	-	-
Long-term purchase commitments	3,030	606	606	606	606	606	-
Minimum royalty payments	83,213	13,150	12,712	12,680	9,774	9,424	25,473
Advertising and promotional	55,509	8,428	5,084	5,186	5,289	5,395	26,127
Operating leases	13,401	4,974	3,170	1,918	1,494	1,097	748
Capital spending commitments	29,577	29,577	-	-	-	-	-
Total contractual obligations (2)	$631,062	$326,775	$123,897	$47,865	$43,011	$37,166	$52,348

(1)  The Company uses an interest rate hedge agreement (the “swap”) in conjunction with its unsecured, floating interest rate, $75.00 million Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2) In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2013, we have recorded a provision for our uncertain tax positions of $15.67 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions.  Therefore, we have excluded these tax liabilities from the table above.

During fiscal year 2012, we entered into certain employment and incentive compensation agreements with Gerald Rubin, our Chief Executive Officer and President (the “CEO”).  The base and incentive compensation provisions of these agreements remain effective for fiscal years 2014 and 2015. Substantially all of the CEO’s compensation pursuant to these agreements is performance-based and contingent upon our achievement of specified performance goals. The performance-based compensation is made up of the following three components:

•                 Restricted Stock Units - The CEO received a grant of 700,000 performance-based restricted stock units (“Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years ending 2013, 2014 and 2015. The CEO earned 100,000 of the performance-based RSUs for the fiscal year ending February 28, 2013.  All earned Performance RSUs are subject to additional time-based vesting requirements. Up to 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal year 2014. With respect to fiscal year 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. A portion of any Performance RSUs earned in fiscal years 2013 and 2014 are subject to annual vesting requirements through fiscal year 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million. Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period. Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related vesting and service periods in SG&A.

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

•                 Life Insurance Bonuses - Two split-dollar life insurance policies and the obligation to pay the associated premiums will remain to be transferred to the CEO through February 28, 2015 subject to the satisfaction of certain service and performance conditions. The amount of the value of the transfer of each of the two split-dollar life insurance policies (based on cash surrender values) is capped at $4.00 and $7.00 million, respectively.

The CEO’s unvested Performance RSU’s earned in fiscal year 2013 will generate $1.10 million of performance-based compensation expense in both fiscal years 2014 and 2015.  The CEO’s restricted stock bonus earned in fiscal year 2013 will generate $1.89 million of performance-based compensation expense in both fiscal years 2014 and 2015.

We currently expect Mr. Rubin to achieve certain performance targets for fiscal 2014 and the accompanying consolidated condensed financial statements include estimated accruals for his Performance RSU’s, annual bonus and life insurance bonus under the various applicable agreements.  To the extent of his achievement of performance targets for fiscal 2014 and 2015 (in full or in part), the resulting incentive compensation expense could have a significant impact upon future SG&A and net income.  The expense we will actually record in fiscal years 2014 and 2015 will depend on the actual operating income achieved each year, as well as other factors that are components to the relevant performance targets underlying the compensation.  Unanticipated events and circumstances may occur that could impact the timing of the accrual of the expense and the amount of incentive compensation expense recorded.  For information concerning pro forma performance compensation expense, see “Management Discussion and Analysis – Financial Condition, Liquidity and Capital Resources” in our annual report on Form 10-K for the year ended February 28, 2013.  The timing and actual amount expensed as compensation during fiscal years 2014 and 2015 will vary from pro forma amounts described in the Form 10-K, and the variations might be material. Accordingly, the pro forma amounts in the Form 10-K are for illustrative purposes only.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  These requirements include: $20.00 million of annual principal payments on the $100.00 million Senior Notes, beginning in January 2014;  principal payments on the $38.00 million MBFC Loan beginning in March 2014; and  the retirement of $75.00 million of long-term Senior Notes in June 2014. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

In addition to repurchases of shares associated with the net settlement of employee stock options, the Company may elect to repurchase additional common stock from time to time based upon its assessment of its liquidity position and market conditions at the time, and subject to limitations contained in its debt agreements.  For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2013. There have been no material changes to the Company’s critical accounting policies from the information provided in our annual report on Form 10-K.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During each of the three month periods ended May 31, 2013 and 2012, approximately 17 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Japanese Yen, Australian Dollars, Chilean Pesos, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

We have historically hedged against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period.  Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created.  To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange rate risk exposure over the life of the related forward contract.  We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange rate risk and the hedge pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way, the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings.  This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate risk on exposures we have not hedged, and these risks may be material.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Interest Rate Risk:

Interest on our outstanding debt as of May 31, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent and floating rates are in place on $38.00 million of borrowings under our Credit Agreement, $11.84 million of interim draws under our MBFC Loan and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement and MBFC Loan. The floating rate Senior Notes due June 2014 reset as described in Note 9 to the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate $75.00 million Senior Notes due June 2014 using the swap.  As of May 31, 2013, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.28 percent as of May 31, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

May 31, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€3,250	$149	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£2,000	166	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,038	875
Total fair value				$315	$3,038	$875

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (“SEC”), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2013 and risks otherwise described from time to time in our SEC reports as filed.  Such risks, uncertainties and other important factors include, among others:

•                 the departure and recruitment of key personnel;

•                 our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•                 our geographic concentration of certain U.S. distribution facilities, which at certain times operate at or near capacity, and current plans to expand our U.S. distribution capacity, which increases our exposure to significant shipping disruptions and added shipping and storage costs;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2013.   Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2013, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.   RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties.  When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2013.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of May 31, 2013, we are authorized by our Board of Directors to purchase up to 2,911,123 shares of common stock in the open market or through private transactions.  Unless extended by our Board of Directors, the existing repurchase program ends on October 31, 2014. Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended May 31, 2013, our CEO tendered 9,898 shares of restricted common stock having a market value of $0.35 million as payment for related federal tax obligations arising from the vesting and settlement of Performance RSUs. Also during this period, employees tendered 2,919 shares of common stock having an aggregate market value of $0.11 million, for an average price of $38.06 per share.  We accounted for these activities as a purchase and retirement of shares.

During the fiscal quarter ended May 31, 2013, we repurchased and retired 33,862 shares of common stock in open market transactions at a total purchase price of $1.31 million, for an average price of $38.71 per share. The following schedule sets forth the purchase activity for the three month period ended May 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 through March 31, 2013	-	$-	-	2,957,802
April 1 through April 30, 2013	9,898	35.55	9,898	2,947,904
May 1 through May 31, 2013	36,781	38.66	36,781	2,911,123
Total	46,679	$38.00	46,679

ITEM 6.      EXHIBITS

(a)          Exhibits

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

10.33    Trust Indenture, dated as of March 1, 2013 between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2013	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer, President, Director
and Principal Executive Officer

Date: July 10, 2013	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date: July 10, 2013	/s/ Richard J. Oppenheim
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

10.33    Trust Indenture, dated as of March 1, 2013 between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

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