Form 10-Q
period 2013-08-31
HELEN OF TROY LTD
filed 2013-10-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 7, 2013
Common Shares, $0.10 par value, per share	32,045,496 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	August 31,	February 28,
	2013	2013

Assets
Assets, current:
Cash and cash equivalents	$10,097	$12,842
Receivables - principally trade, less allowances of $3,610 and $5,031	231,309	219,719
Inventory, net	306,854	280,872
Prepaid expenses and other current assets	13,715	8,442
Income taxes receivable	1,919	1,800
Deferred tax assets, net	24,009	21,530
Total assets, current	587,903	545,205

Property and equipment, net of accumulated depreciation of $75,860 and $74,775	130,450	101,716
Goodwill	453,241	453,241
Other intangible assets, net of accumulated amortization of $84,097 and $73,344	332,918	355,628
Deferred tax assets, net	2,726	2,401
Other assets, net of accumulated amortization of $5,948 and $5,403	10,933	15,813
Total assets	$1,518,171	$1,474,004

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$23,500	$82,000
Accounts payable, principally trade	109,067	72,263
Accrued expenses and other current liabilities	130,982	134,063
Deferred tax liabilities, net	224	339
Long-term debt, current maturities	96,900	20,000
Total liabilities, current	360,673	308,665

Long-term debt, excluding current maturities	107,247	155,000
Deferred tax liabilities, net	55,889	57,991
Other liabilities, non-current	23,639	25,742
Total liabilities	547,448	547,398

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 32,033,505 and 31,868,416 shares issued and outstanding	3,203	3,187
Additional paid in capital	171,264	164,471
Accumulated other comprehensive loss	(1,843)	(2,729)
Retained earnings	798,099	761,677
Total stockholders’ equity	970,723	926,606
Total liabilities and stockholders’ equity	$1,518,171	$1,474,004

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Sales revenue, net	$319,387	$287,411	$623,903	$587,622
Cost of goods sold	196,132	170,381	380,484	349,444
Gross profit	123,255	117,030	243,419	238,178

Selling, general and administrative expense	92,899	86,189	180,389	176,189
Asset impairment charges	-	-	12,049	-
Operating income	30,356	30,841	50,981	61,989

Nonoperating income (expense), net	56	31	140	54
Interest expense	(2,192)	(3,130)	(5,134)	(6,442)
Income before income taxes	28,220	27,742	45,987	55,601

Income tax expense:
Current	9,973	8,487	13,869	14,388
Deferred	(5,071)	(3,713)	(5,591)	(5,227)
Net income	$23,318	$22,968	$37,709	$46,440

Earnings per share:
Basic	$0.73	$0.72	$1.18	$1.46
Diluted	$0.72	$0.72	$1.17	$1.46

Weighted average shares of common stock used in computing net earnings per share:
Basic	31,993	31,743	31,951	31,721
Diluted	32,272	31,846	32,226	31,843

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended August 31,
	2013			2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$ 28,220	$ (4,902)	$ 23,318	$ 27,742	$ (4,774)	$ 22,968
Other comprehensive income
Cash flow hedge activity - interest rate swaps:
Changes in fair market value	(24)	9	(15)	(457)	160	(297)
Interest rate settlements reclassified to income	925	(325)	600	980	(343)	637
Subtotal	901	(316)	585	523	(183)	340

Cash flow hedge activity - foreign currency contracts:
Changes in fair market value	(68)	18	(50)	(933)	327	(606)
Ineffectiveness recorded in income	-	-	-	(14)	5	(9)
Settlements reclassified to income	(108)	13	(95)	(11)	3	(8)
Subtotal	(176)	31	(145)	(958)	335	(623)

Total other comprehensive income (loss)	725	(285)	440	(435)	152	(283)
Comprehensive income	$ 28,945	$ (5,187)	$ 23,758	$ 27,307	$ (4,622)	$ 22,685

	Six Months Ended August 31,
	2013			2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$ 45,987	$ (8,278)	$ 37,709	$ 55,601	$ (9,161)	$ 46,440
Other comprehensive income
Cash flow hedge activity - interest rate swaps:
Changes in fair market value	(27)	10	(17)	(501)	175	(326)
Interest rate settlements reclassified to income	1,839	(645)	1,194	1,906	(667)	1,239
Subtotal	1,812	(635)	1,177	1,405	(492)	913

Cash flow hedge activity - foreign currency contracts:
Changes in fair market value	(32)	11	(21)	(23)	9	(14)
Ineffectiveness recorded in income	-	-	-	(49)	17	(32)
Settlements reclassified to income	(324)	54	(270)	(37)	12	(25)
Subtotal	(356)	65	(291)	(109)	38	(71)

Total other comprehensive income	1,456	(570)	886	1,296	(454)	842
Comprehensive income	$ 47,443	$ (8,848)	$ 38,595	$ 56,897	$ (9,615)	$ 47,282

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended August 31,
	2013	2012

Cash provided (used) by operating activities:
Net income	$37,709	$46,440
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,889	17,795
Provision for doubtful receivables	316	(54)
Non-cash share-based compensation	6,797	3,057
Intangible asset impairment charges	12,049	-
(Gain) loss on the sale of property and equipment	63	(15)
Deferred income taxes and tax credits	(5,592)	(5,231)
Changes in operating capital:
Receivables	(11,906)	(12,947)
Inventories	(25,982)	(72,450)
Prepaid expenses and other current assets	(1,991)	(674)
Other assets and liabilities, net	(3,232)	(390)
Accounts payable	36,807	36,611
Accrued expenses and other current liabilities	(3,401)	(8,472)
Accrued income taxes	(1,386)	7,083
Net cash provided by operating activities	57,140	10,753

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(34,578)	(5,760)
Proceeds from the sale or disposal of property and equipment	-	20
Note receivable from land sale	-	737
Net cash used by investing activities	(34,578)	(5,003)

Cash provided (used) by financing activities:
Proceeds from line of credit	76,800	114,950
Repayment of line of credit	(135,300)	(125,050)
Proceeds (repayments) of long-term debt	29,147	(3,000)
Payments of financing costs	(127)	(28)
Proceeds from share issuances under share-based compensation plans, including tax benefits	4,511	6,913
Payment of tax obligations resulting from issuance of restricted shares	(438)	(72)
Payments for repurchases of common stock	(1,311)	-
Share-based compensation tax benefit	1,411	458
Net cash used by financing activities	(25,307)	(5,829)

Net decrease in cash and cash equivalents	(2,745)	(79)
Cash and cash equivalents, beginning balance	12,842	21,846
Cash and cash equivalents, ending balance	$10,097	$21,767

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

August 31, 2013

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2013 and February 28, 2013, and the results of our consolidated operations for the three- and six-month periods ended August 31, 2013 and 2012. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2013, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

Notes 7, 9, 11, 12, and 14 provide additional information regarding certain of our significant commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

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

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Beginning balance	$20,782	$23,313	$23,150	$26,665
Additions to the accrual	9,578	7,899	18,776	14,773
Reductions of the accrual - payments and credits issued	(9,003)	(9,352)	(20,569)	(19,578)
Ending balance	$21,357	$21,860	$21,357	$21,860

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

For the periods covered in the accompanying consolidated condensed statements of income, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Weighted average shares outstanding, basic	31,993	31,743	31,951	31,721
Incremental shares from share-based payment arrangements	279	103	275	122
Weighted average shares outstanding, diluted	32,272	31,846	32,226	31,843

Dilutive securities, as a result of in-the-money options	347	380	273	376
Dilutive securities, as a result of unvested restricted shares	251	-	242	-
Antidilutive securities, as a result of out-of-the-money options	603	617	700	621

Note 5 – Segment Information

The following tables contain segment information for the periods covered in the accompanying consolidated condensed statements of income:

THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(in thousands)

		Healthcare /	Personal
August 31, 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$70,165	$133,044	$116,178	$319,387
Asset impairment charges	-	-	-	-
Operating income	13,772	4,974	11,610	30,356
Capital and intangible asset expenditures	167	17,009	402	17,578
Depreciation and amortization	1,030	4,767	2,645	8,442

		Healthcare /	Personal
August 31, 2012	Housewares	Home Environment	Care	Total

Sales revenue, net	$64,570	$110,477	$112,364	$287,411
Operating income	12,078	6,883	11,880	30,841
Capital and intangible asset expenditures	326	1,202	864	2,392
Depreciation and amortization	1,278	4,175	3,242	8,695

SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

(in thousands)

		Healthcare /	Personal
August 31, 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$133,695	$258,646	$231,562	$623,903
Asset impairment charges	-	-	12,049	12,049
Operating income	26,228	11,510	13,243	50,981
Capital and intangible asset expenditures	381	33,114	1,083	34,578
Depreciation and amortization	2,049	9,548	5,292	16,889

		Healthcare /	Personal
August 31, 2012	Housewares	Home Environment	Care	Total

Sales revenue, net	$124,819	$232,887	$229,916	$587,622
Operating income	23,355	14,874	23,760	61,989
Capital and intangible asset expenditures	517	2,124	3,119	5,760
Depreciation and amortization	2,576	8,710	6,509	17,795

We compute operating income for each segment based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage.  We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.

Note 6 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	August 31,	February 28,
	2013	2013

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(1,958)	$(3,135)
Unrealized holding gains on cash flow hedges - foreign currency contracts, net of tax (2)	115	406
Total accumulated other comprehensive loss	$(1,843)	$(2,729)

(1) Includes net deferred tax benefits of $1.05 and $1.69 million at August 31, 2013 and February 28, 2013, respectively.

(2) Includes net deferred tax expense of $0.03 and $0.09 million at August 31, 2013 and February 28, 2013, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2013	2013

Land	-	$12,800	$12,800
Building and improvements	3 - 40	67,494	66,994
Computer, furniture and other equipment	3 - 15	55,670	58,284
Tools, molds and other production equipment	1 - 10	29,311	29,264
Construction in progress	-	41,035	9,149
Property and equipment, gross		206,310	176,491
Less accumulated depreciation		(75,860)	(74,775)
Property and equipment, net		$130,450	$101,716

Construction in progress includes expenditures of $30.94  million at August 31, 2013 for construction costs incurred in connection with our new 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi.  The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses.  The new facility became operational for the Healthcare / Home Environment segment during the first week of September 2013.  See Note 9 to these consolidated condensed financial statements for related information regarding the debt incurred to fund the construction of the new distribution facility.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 28,
	2013	2013

Accrued compensation, benefits and payroll taxes	$32,790	$34,265
Accrued sales returns, discounts and allowances	27,829	22,561
Accrued warranty returns	21,357	23,150
Accrued advertising	18,111	14,554
Accrued product liability, legal and professional fees	7,057	9,061
Accrued royalties	5,993	7,731
Accrued property, sales and other taxes	6,934	5,729
Derivative liabilities, current	3,012	3,044
Other	7,899	13,968
Total accrued expenses and other current liabilities	$130,982	$134,063

OTHER LIABILITIES, NON-CURRENT

(in thousands)

	August 31,	February 28,
	2013	2013

Deferred compensation liability	$6,431	$6,443
Liability for uncertain tax positions	15,903	15,759
Derivative liabilities	-	1,780
Other liabilites	1,305	1,760
Total other liabilities, non-current	$23,639	$25,742

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	August 31, 2013				February 28, 2013
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,701	-	(10,637)	5,064	15,609	-	(10,070)	5,539
Total Housewares	257,033	-	(10,637)	246,396	256,941	-	(10,070)	246,871

Healthcare / Home Environment:
Goodwill	251,758	-	-	251,758	251,758	-	-	251,758
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(4,935)	10,365	15,300	-	(3,455)	11,845
Other Intangibles - finite	114,490	-	(28,962)	85,528	114,490	-	(23,220)	91,270
Total Healthcare / Home Environment	435,548	-	(33,897)	401,651	435,548	-	(26,675)	408,873

Personal Care:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	63,754	-	-	63,754	75,803	-	-	75,803
Trademarks - finite	150	-	(75)	75	150	-	(72)	78
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(15,729)	2,954	18,683	-	(15,570)	3,113
Other intangibles - finite	49,437	-	(23,759)	25,678	49,437	-	(20,957)	28,480
Total Personal Care	224,165	(46,490)	(39,563)	138,112	236,214	(46,490)	(36,599)	153,125

Total	$916,746	$(46,490)	$(84,097)	$786,159	$928,703	$(46,490)	$(73,344)	$808,869

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in the accompanying consolidated condensed statements of income, as well as our estimated amortization expense for the fiscal years 2014 through 2019.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

August 31, 2013	$5,408

August 31, 2012	$5,626

Aggregate Amortization Expense
For the six months ended

August 31, 2013	$10,839

August 31, 2012	$11,262

Estimated Amortization Expense
For the fiscal years ended

February 2014	$21,557
February 2015	$21,018
February 2016	$20,838
February 2017	$20,515
February 2018	$16,697
February 2019	$11,917

Note 9 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2013, the outstanding revolving loan principal balance was $23.50 million and there were $0.31 million of open letters of credit outstanding against the Credit Agreement. For both the three- and six-months ended August 31, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.18 to 3.63 percent. For the three- and six-months ended August 31, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.61 to 3.63 percent and 1.61 to 4.00 percent, respectively. As of August 31, 2013, the amount available for borrowings under the Credit Agreement was $226.19 million.

Long-Term Debt – A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		August 31,	February 28,
	Borrowed	Rates	Matures	2013	2013

$38 million unsecured loan with a state industrial development corporation, interim draws, interest is set and payable quarterly at the Base Rate, as defined below, plus a margin of up to 1.125%, or applicable LIBOR plus a margin of up to 2.125%, as determined by the interest rate elected. Loan subject to holder’s call on or after March 1, 2018. Loan can be prepaid without penalty any time after March 20, 2014.	03/13	1.18% to 1.57%	03/23	$29,147	$-

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due in June 2014. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				204,147	175,000
Less current maturities of long-term debt				(96,900)	(20,000)
Long-term debt, excluding current maturities				$107,247	$155,000

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

Assuming the $38.00 million aggregate maximum is borrowed, outstanding principal of the MBFC Loan will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021 and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $15.20 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023. The MBFC Loan may be prepaid in whole or part without penalty any time after March 20, 2014. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the MBFC Loan to be prepaid in full on March 1, 2018. Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Loan to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days notice. In lieu of any prepayment, the Bonds may be purchased by a transferee, as permitted under the IRB Indenture.

The fair market value of the fixed rate debt at August 31, 2013, computed using a discounted cash flow analysis, was $103.96 million compared to the $100.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2013.

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

As of August 31, 2013, our debt agreements effectively limited our ability to incur more than $354.23 million of additional debt from all sources, including draws on the Credit Agreement. As of August 31, 2013, we were in compliance with the terms of all of our debt agreements.

Note 10 – Income Taxes

Income tax expense for the three- and six-month periods ended August 31, 2013 was 17.4 and 18.0 percent of income before income taxes, respectively, compared to 17.2 and 16.5 percent, respectively, for the same periods last year. Our effective tax rate for the six months ended August 31, 2013 was also impacted by asset impairment charges of $12.05 million, for which the related tax benefit was only $0.02 million.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)
		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	August 31, 2013	(Level 1)	(Level 2)

Assets:
Money market accounts	$913	$913	$-
Foreign currency contracts	140	-	140
Total assets	$1,053	$913	$140

Liabilities:
Long-term debt - fixed rate (1)	$103,960	$-	$103,960
Long-term debt - floating rate	104,147	-	104,147
Interest rate swaps	3,012	-	3,012
Total liabilities	$211,119	$-	$211,119

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2013	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,091	$1,091	$-
Foreign currency contracts	496	-	496
Total assets	$1,587	$1,091	$496

Liabilities:
Long-term debt - fixed rate (1)	$105,725	$-	$105,725
Long-term debt - floating rate	75,000	-	75,000
Interest rate swaps	4,824	-	4,824
Total liabilities	$185,549	$-	$185,549

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial liabilities requires the use of discount rates based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 2.16 and 1.83 percent at August 31, 2013 and February 28, 2013, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During each of the three- and six-month periods ended August 31, 2013, approximately 14 percent of our net sales revenue was in foreign currencies.  During each of the three- and six-month periods ended August 31, 2012, approximately 16 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.  For the three- and six-month periods ended August 31, 2013, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.38) and ($0.50) million, respectively, in SG&A and ($0.02) and $0.03 million, respectively, in income tax expense.  For the three- and six-month periods ended August 31, 2012, we recorded net foreign exchange gains (losses), including the impact of currency hedges and currency swaps, of $0.77 and ($0.17) million, respectively, in SG&A and ($0.03) and $0.16 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our outstanding debt as of August 31, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent, while floating rates are in place on $23.50 million of borrowings under our Credit Agreement, $29.15 million of interim draws under our MBFC Loan and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement and MBFC Loan. The floating rate Senior Notes due June 2014 reset as described in Note 9, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate $75.00 million of Senior Notes due June 2014 using an interest rate swap.  As of August 31, 2013, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.28 percent as of August 31, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS
(in thousands)
August 31, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	2/2014	€5,750	$60	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2014	£4,000	80	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,012	-
Total fair value				$140	$3,012	$-

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

The pre-tax effect of derivative instruments for the periods covered in the accompanying consolidated condensed financial statements are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)
	Three Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2013	2012	Location	2013	2012	Location	2013	2012

Currency contracts - cash flow hedges	$(68)	$(933)	SG&A	$108	$11	SG&A	$-	$14
Interest rate swaps - cash flow hedges	(24)	(457)	Interest expense	(925)	(980)		-	-
Total	$(92)	$(1,390)		$(817)	$(969)		$-	$14

	Six Months Ended August 31,
	Gain \ (Loss)		Gain \ (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain \ (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2013	2012	Location	2013	2012	Location	2013	2012

Currency contracts - cash flow hedges	$(32)	$(23)	SG&A	$324	$37	SG&A	$-	$49
Interest rate swaps - cash flow hedges	(27)	(501)	Interest expense	(1,839)	(1,906)		-	-
Total	$(59)	$(524)		$(1,515)	$(1,869)		$-	$49

(1)  The amount shown represents the ineffective portion of the change in fair value of a cash flow hedge.

We expect net gains of $0.14 million associated with foreign currency contracts and losses of $3.01 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next ten months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

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

Note 13 – Repurchase of Helen of Troy Common Stock

As of August 31, 2013, we were authorized by our Board of Directors to purchase up to 2,910,487 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

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

For the periods covered in the accompanying consolidated condensed financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES
	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Common stock repurchased on the open market
Number of shares	-	-	33,862	-
Aggregate market value of shares (in thousands)	$-	$-	$1,311	$-
Average price per share	$-	$-	$38.71	$-

Common stock received in settlement of stock options and Performance RSUs
Number of shares	636	2,595	13,453	47,039
Aggregate market value of shares (in thousands)	$27	$82	$490	$1,558
Average price per share	$42.89	$31.46	$36.44	$33.11

Note 14 – Share-Based Compensation Plans

We have share-based awards outstanding under two expired and three active share-based compensation plans.

During the three- and six-months ended August 31, 2013, the Company granted options to purchase 8,000 and 258,750 shares of common stock, respectively, to certain of our officers, employees and new hires.  For the fiscal year-to-date, these options were granted at exercise prices ranging from $36.03 to $42.25 per share.  The fair value of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $10.82 to $13.17 for grants with terms of four and five years.  The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk-free interest rates ranging from 0.55 to 1.14 percent; zero dividend yield; and expected volatilities ranging from 36.00 to 41.67 percent.

During the three- and six-month periods ending August 31, 2013, the Company awarded restricted stock grants with total values of $0.15  and $0.29  million, respectively, to certain Board members based upon fair values at the date of grant ranging from $36.56 to $40.09, respectively.  Over the same three- and six-month periods, the grants were settled with 2,628 and 5,256 restricted shares, respectively, and cash of $0.04 and $0.08 million, respectively.  The restricted stock awards vested immediately.

On April 22, 2013, under the terms of his employment agreement, bonus plan and relevant stock plans, our CEO earned and received the following equity awards as a component of his fiscal year 2013 performance-based incentive compensation:

•    159,666 shares of restricted stock with a total grant date fair value of $5.68 million, or $35.55 per share, which vest on February 28, 2015; and

•    100,000 Performance RSUs, originally granted on March 1, 2012 with an original grant date fair market value of $3.29 million, or $32.88 per share, of which 33,400 shares vested on April 22, 2013, 33,300 shares vest on February 28, 2014 and 33,300 shares vest on February 28, 2015.

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

During the three- and six-months ended August 31, 2013, employees and directors exercised stock options to purchase 45,784 and 153,720 shares of common stock, respectively.

We recorded share-based compensation expense in SG&A for the periods covered in the accompanying consolidated condensed financial statements as follows:

SHARE-BASED PAYMENT EXPENSE
(in thousands, except per share data)
	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Stock options	$613	$612	$1,202	$1,159
Directors stock compensation	150	114	287	237
Performance-based restricted stock awards and units	2,543	663	5,236	1,595
Employee stock purchase plan	158	138	158	138
Share-based payment expense	3,464	1,527	6,883	3,129
Less income tax benefits	(686)	(193)	(1,411)	(458)
Share-based payment expense, net of income tax benefits	$2,778	$1,334	$5,472	$2,671

Earnings per share impact of share-based payment expense:
Basic	$0.09	$0.04	$0.17	$0.08
Diluted	$0.09	$0.04	$0.17	$0.08

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward- Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1 of this report.

OVERVIEW OF THE QUARTER’S RESULTS:

Our business is dependent upon discretionary consumer demand for most of our products and most of our business operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. economy.  Domestic macroeconomic conditions have been moderately improving for some time and lately we have begun to see indications of economic improvement in key Western European and Latin American markets.  While there are a number of favorable domestic economic indicators, including a robust stock market, moderating fuel prices, modestly positive employment figures, an uptick in manufacturing and recovering domestic housing markets, we believe consumers continue to be cautious with their disposable personal income.   Recent reports of weaker than expected back-to-school results now have retailers and forecasters increasingly guarded about the upcoming holiday season.  Additionally, though we believe unemployment rates have come down domestically and in certain key international markets, we remain cautious regarding the current and long-term prospects of the strength of the consumer workforce and demand due to the impact of shifting demographics and displacement of workers from the last recession.  Finally, the underlying global dynamics that have kept consumers and businesses unsettled over the last several years still remain: Middle East tensions and related political instabilities, U.S. government budget issues, uncertainty regarding tax policy, the emerging impact of healthcare legislation on U.S. business’s cost structures, cost variability, and frequent supplier instabilities.  Accordingly, we remain cautious regarding our business outlook.

We have made the following progress on key initiatives:

•                 The Healthcare / Home Environment segment converted from their legacy Enterprise Resource Planning  (“ERP”)  system onto our global ERP system.  We believe this migration will eliminate a number of costs associated with managing multiple ERP systems and continue to improve uniformity of execution throughout our organization.   In addition, we are constantly upgrading and adding functionality to the overall system with key enhancements underway in the product development and finance areas that will further streamline and improve the quality of our back office operations.

•                 We commenced shipments out of our new 1.3 million square foot distribution facility in Olive Branch, Mississippi during the first week of September 2013.  The new facility will house the distribution operations of both our Personal Care and Healthcare / Home Environment appliance business.  We have moved the domestic Healthcare / Home Environment distribution out of its current leased Memphis, Tennessee location and are exiting that facility. The lease is scheduled to terminate on October 31, 2013.   At the quarter’s end,  approximately 96 percent of our domestic Healthcare / Home Environment inventory had been moved to the new facility, with the balance to be moved in early September.  In accordance with our original plan, we will not transition our domestic Personal Care appliance distribution to the new facility until after the end of our peak shipping season and expect to complete that move early in fiscal year 2015.  We are pleased that the project is currently on schedule and on budget.

These investments will improve the infrastructure that supports our current business, stage us for additional operating efficiencies over the foreseeable future and provide a platform for further growth.

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2013 increased $31.98 and $36.28 million to $319.39 and $623.90 million, respectively, compared to $287.41 and $587.62 million, respectively, for the same periods last year.  Net sales revenue in our Housewares segment increased $5.60 million, or 8.7 percent, for the three month period ended August 31, 2013, and increased $8.88 million, or 7.1 percent, for the six month period ended August 31, 2013, when compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment increased $22.57 million, or 20.4 percent, for the three month period ended August 31, 2013, and increased $25.76 million, or 11.1 percent, for the six month period ended August 31, 2013, when compared to the same periods last year.  Net sales revenue in our Personal Care segment increased $3.81 million, or 3.4 percent, for the three month period ended August 31, 2013, and increased $1.65 million, or 0.7 percent, for the six month period ended August 31, 2013, when compared to the same periods last year.  In addition to our net sales revenue performance discussed above, key results for the three- and six-month periods ended August 31, 2013 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended August 31, 2013  decreased 2.1 percentage points to 38.6 percent compared to 40.7 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales revenue for the six month period ended August 31, 2013 decreased 1.5 percentage points to 39.0 percent compared to 40.5 percent for the same period last year.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue decreased 0.9 percentage points to 29.1 percent for the three months ended August 31, 2013 compared to 30.0 percent for the same period last year. SG&A as a percentage of net sales revenue for the six months ended August 31, 2013 decreased 1.1 percentage points to 28.9 percent compared to 30.0 percent for the same period last year.

•                 For the three- and six-month periods ended August 31, 2013, operating income decreased to $30.36 and $50.98 million compared to $30.84 and $61.99 million, respectively, for the same periods last year.  For the three- and six-month periods ended August 31, 2013, operating income as a percentage of net sales revenue decreased 1.2 and 2.3 percentage points, respectively.  Operating income for the six month period ended August 31, 2013 includes a non-cash asset impairment charge of  $12.05 million, which represents 1.9 percentage points of the year-over-year decline.   We recorded no non-cash asset impairment charges during the same period last year.

•                 For the three- and six-month periods ended August 31, 2013, our net income was $23.32 and $37.71 million, respectively, compared to $22.97 and $46.44 million, respectively, for the same periods last year, an increase of 1.5 and decrease of  18.8 percent, respectively. For the three- and six-month periods ended August 31, 2013, our diluted earnings per share was $0.72 and $1.17 compared to $0.72 and $1.46, respectively, for the same periods last year.

•                 Income without impairments was $23.32 and $49.74 million, respectively, for the three- and six-month periods ended August 31, 2013, compared to $22.97 and $46.44 million, respectively, for the same periods last year.  Our diluted earnings per share without impairments was $0.72 and $1.54 for the three- and six-month periods ended August 31, 2013, compared to $0.72 and $1.46, respectively, for the same periods last year.  Income without impairments and diluted earnings per share without impairments are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measures, beginning on page 27.

RESULTS OF OPERATIONS

Comparison of the three- and six-month periods ended August 31, 2013 to the same periods ended August 31, 2012

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue.

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Sales revenue by segment, net
Housewares	$70,165	$64,570	$5,595	8.7%	22.0%	22.5%
Healthcare / Home Environment	133,044	110,477	22,567	20.4%	41.7%	38.4%
Personal Care	116,178	112,364	3,814	3.4%	36.4%	39.1%
Total sales revenue, net	319,387	287,411	31,976	11.1%	100.0%	100.0%
Cost of goods sold	196,132	170,381	25,751	15.1%	61.4%	59.3%
Gross profit	123,255	117,030	6,225	5.3%	38.6%	40.7%

Selling, general and administrative expense	92,899	86,189	6,710	7.8%	29.1%	30.0%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	30,356	30,841	(485)	-1.6%	9.5%	10.7%

Nonoperating income (expense), net	56	31	25	80.6%	0.0%	0.0%
Interest expense	(2,192)	(3,130)	938	-30.0%	-0.7%	-1.1%
Total other income (expense)	(2,136)	(3,099)	963	-31.1%	-0.7%	-1.1%

Income before income taxes	28,220	27,742	478	1.7%	8.8%	9.7%

Income tax expense	4,902	4,774	128	2.7%	1.5%	1.7%
Net income	$23,318	$22,968	$350	1.5%	7.3%	8.0%

	Six Months Ended August 31,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Sales revenue by segment, net
Housewares	$133,695	$124,819	$8,876	7.1%	21.4%	21.2%
Healthcare / Home Environment	258,646	232,887	25,759	11.1%	41.5%	39.6%
Personal Care	231,562	229,916	1,646	0.7%	37.1%	39.1%
Total sales revenue, net	623,903	587,622	36,281	6.2%	100.0%	100.0%
Cost of goods sold	380,484	349,444	31,040	8.9%	61.0%	59.5%
Gross profit	243,419	238,178	5,241	2.2%	39.0%	40.5%

Selling, general and administrative expense	180,389	176,189	4,200	2.4%	28.9%	30.0%
Asset impairment charges	12,049	-	12,049	*	1.9%	0.0%
Operating income	50,981	61,989	(11,008)	-17.8%	8.2%	10.5%

Nonoperating income (expense), net	140	54	86	*	0.0%	0.0%
Interest expense	(5,134)	(6,442)	1,308	-20.3%	-0.8%	-1.1%
Total other income (expense)	(4,994)	(6,388)	1,394	-21.8%	-0.8%	-1.1%

Income before income taxes	45,987	55,601	(9,614)	-17.3%	7.4%	9.5%

Income tax expense	8,278	9,161	(883)	-9.6%	1.3%	1.6%
Net income	$37,709	$46,440	$(8,731)	-18.8%	6.0%	7.9%

*   Calculation is not meaningful

Consolidated net sales revenue:

Consolidated net sales revenue for the three- and six-month periods ended August 31, 2013 increased $31.98 and $36.28 million to $319.39 and $623.90 million, respectively, compared to $287.41 and $587.62 million, respectively, for the same periods last year.  Net sales revenue in our Housewares segment increased $5.60 million, or 8.7 percent, for the three month period ended August 31, 2013, and increased $8.88 million, or 7.1 percent, for the six month period ended August 31, 2013, when compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment increased $22.57 million, or 20.4 percent, for the three month period ended August 31, 2013, and increased $25.76 million, or 11.1 percent, for the six month period ended August 31, 2013, when compared to the same periods last year.  Net sales revenue in our Personal Care segment increased $3.81 million, or 3.4 percent, for the three month period ended August 31, 2013, and increased $1.65 million, or 0.7 percent, for the six month period ended August 31, 2013, when compared to the same periods last year.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we have historically provided an analysis of our net sales revenues in terms of organic growth from our core business (business owned and operated over the same fiscal period last year) and growth from acquisitions (business that we have acquired and operated for less than twelve months during each period presented).  Our last acquisition occurred on December 30, 2011. Accordingly for the three- and six-month periods ended August 31, 2013, all net sales revenue growth is organic growth from our core business, as shown in the tables below.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended August 31,
	2013	2012

Prior year’s sales revenue, net	$287,411	$277,420

Components of net sales revenue change
Core business	31,976	(16,261)
Incremental net sales revenue from acquisitions:
PUR (three months in fiscal 2013)	-	26,252
Change in sales revenue, net	31,976	9,991
Sales revenue, net	$319,387	$287,411

Total net sales revenue growth	11.1%	3.6%
Core business	11.1%	-5.9%
Acquisitions	-	9.5%

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Six Months Ended August 31,
	2013	2012

Prior year’s sales revenue, net	$587,622	$548,887

Components of net sales revenue change
Core business	36,281	(11,808)
Incremental net sales revenue from acquisitions:
PUR (six months in fiscal 2013)	-	50,543
Change in sales revenue, net	36,281	38,735
Sales revenue, net	$623,903	$587,622

Total net sales revenue growth	6.2%	7.1%
Core business	6.2%	-2.2%
Acquisitions	-	9.2%

In the preceding tables, core business is net sales revenue associated with product lines or brands after the first twelve months from the date a business, product line or brand was acquired. Net sales revenue from internally developed brands or product lines is always considered to be core business. Net sales revenue from acquisitions is net sales revenues associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Impact of foreign currencies on net sales revenue:

During each of the three- and six-month periods ended August 31, 2013, we transacted approximately 14 percent of our net sales revenues in foreign currencies. During each of the three- and six-month periods ended August 31, 2012, we transacted approximately 16 percent of our net sales revenues in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. For the three- and six-month periods ended August 31, 2013, the impact of net foreign currency exchange rates decreased our international net sales revenue by approximately $0.91 and $2.10 million, respectively.  Approximately 86 percent of the impact of these fluctuations affected sales in our Personal Care segment.

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

Housewares Segment – Net sales revenue in the Housewares segment for the three month period ended August 31, 2013 increased $5.60 million, or 8.7 percent, to $70.17 million compared with $64.57 million for the same period last year. Net sales revenue in the Housewares segment for the six month period ended August 31, 2013 increased $8.88 million, or 7.1 percent, to $133.70 million compared with $124.82 million for the same period last year.  From a product perspective, the Housewares segment’s net sales revenue growth was principally driven by overall growth in kitchen tools, gadgets and kitchen storage lines, the success of the revamped OXO cleaning utility line, and continued market penetration of our OXO tot line of infant and toddler care products.  From a customer perspective, growth was driven by expanded shelf space and assortments at several key retailers, continued growth in internet sales, an expansion of the wholesale club business, and new customer distribution in the current fiscal year.

Healthcare / Home Environment Segment – Net sales revenue in the Healthcare / Home Environment segment for the three month period ended August 31, 2013 increased $22.57 million, or 20.4 percent, to $133.04 million compared with $110.48 million for the same period last year.  Net sales revenue in the Healthcare / Home Environment segment for the six month period ended August 31, 2013 increased $25.76 million, or 11.1 percent, to $258.65 million compared with $232.89 million for the same period last year. The segment experienced net sales revenue increases in the water filtration category largely as a result of advertising and promotional activity. The segment has also seen strong performance in air purification and its Braun Thermoscan line of thermometry.  Additionally, fan sales have had solid year-to-date increases as a result of a very warm summer in Europe.  This growth was partially offset by a sales decline in the insect control category, resulting from a cool spring in North America.

Personal Care Segment - Net sales revenue in the Personal Care segment for the three month period ended August 31, 2013 increased $3.81 million, or 3.4 percent, to $116.18 million compared with $112.36 million for the same period last year.  Net sales revenue in the Personal Care segment for the six month period ended August 31, 2013 increased $1.65 million, or 0.7 percent, to $231.56 million compared with $229.92 million for the same period last year.  The increase in net sales revenue was primarily due to gains in our professional appliances, brushes, combs and accessories categories and in Europe and Latin America. Europe benefited from a new product distribution arrangement specific to the current fiscal year.  The gains were partially offset by declines in our domestic retail appliance and grooming, skin care and hair care solutions product categories.  The domestic retail appliance product category has been negatively impacted by lost shelf space at a major retailer, which was partially offset by increased distribution elsewhere.  The grooming, skin care and hair care solutions product category continues to encounter particularly difficult retail conditions, including significant new competitive product launches and promotional spending in hair care,  inventory rationalization at large retailers, and changing customer order replenishment practices leading to elevated out-of-stock positions on retail shelves.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended August 31, 2013 decreased 2.1 percentage points to 38.6 percent compared to 40.7 percent for the same period last year.  Consolidated gross profit margin as a percentage of net sales revenue for the six months ended August 31, 2013 decreased 1.5 percentage points to 39.0 percent compared to 40.5 percent for the same period last year.  Our consolidated gross profit margin was unfavorably impacted by the combined effects of increased promotional program costs, the effect of foreign currency exchange rates on net sales revenue and the continuing trend of general product cost increases across all segments.  In addition, the growth of the Healthcare / Home Environment segment’s net sales revenue has a dilutive impact on gross margins because its overall gross margins are lower than our other two segments.

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

Selling, general and administrative expense:

SG&A decreased 0.9 percentage points, to 29.1 percent of net sales revenue for the three month period ended August 31, 2013, compared to 30.0 percent for the same period last year.  SG&A decreased 1.1 percentage points, to 28.9 percent of net sales revenue for the six month period ended August 31, 2013, compared to 30.0 percent for the same period last year.  The year-over-year decreases in SG&A as a percentage of net sales revenue is primarily due to: lower outbound freight and distribution costs, reduced media advertising costs and a gain from a litigation settlement.  These expense reductions were partially offset by higher incentive compensation costs and higher cooperative advertising costs during the three- and six-month periods ended August 31, 2013.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2014.   As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $12.05 million ($12.03 million after tax) during the fiscal quarter ended May 31, 2013.  The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value as a result of lower revenue outlooks due to competitive factors.  The fair values were determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Operating income by segment:

The following tables set forth, for the periods indicated, our operating income by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Housewares	$13,772	$12,078	$1,694	14.0%	19.6%	18.7%
Healthcare / Home Environment	4,974	6,883	(1,909)	-27.7%	3.7%	6.2%
Personal Care	11,610	11,880	(270)	-2.3%	10.0%	10.6%
Total operating income	$30,356	$30,841	$(485)	-1.6%	9.5%	10.7%

	Six Months Ended August 31,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Housewares	$26,228	$23,355	$2,873	12.3%	19.6%	18.7%
Healthcare / Home Environment	11,510	14,874	(3,364)	-22.6%	4.5%	6.4%
Personal Care	13,243	23,760	(10,517)	-44.3%	5.7%	10.3%
Total operating income	$50,981	$61,989	$(11,008)	-17.8%	8.2%	10.5%

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

Housewares Segment – The Housewares segment’s operating income for the three month period ended August 31, 2013 increased $1.69 million, or 14.0 percent, compared to the same period last year. The Housewares segment’s operating income for the six month period ended August 31, 2013 increased $2.87 million, or 12.3 percent, compared to the same period last year. The increase in operating income for the periods reported is principally due to an increase in net sales revenue, improved overall operating leverage, and lower domestic distribution costs due to year-over-year efficiency gains.  These favorable factors have been partially offset by higher product costs.

Healthcare / Home Environment Segment – The Healthcare / Home Environment segment’s operating income for the three month period ended August 31, 2013 decreased $1.91 million, or 27.7 percent, compared to the same period last year. The Healthcare / Home Environment segment’s operating income for the six month period ended August 31, 2013 decreased $3.36 million, or 22.6 percent, compared to the same period last year. The decrease in operating income over the periods reported was principally due to higher product and incentive compensation costs and higher allocations of overhead.

Personal Care Segment – The Personal Care segment’s operating income for the three month period ended August 31, 2013 decreased $0.27 million, or 2.3 percent, compared to the same period last year. The Personal Care segment’s operating income for the six month period ended August 31, 2013 decreased $10.52 million, or 44.3 percent, compared to the same period last year. The decrease in operating income for the three month period ended August 31, 2013 was principally due to higher product costs, less favorable sales mix and increased incentive compensation cost allocations. These unfavorable factors were partially offset by lower media advertising costs and lower outbound freight and distribution costs.  The decrease in operating income for the six month period ended August 31, 2013 was principally due to the impact of higher promotional allowances and cooperative advertising, higher product costs, the unfavorable impact of foreign exchange fluctuations, increased incentive compensation cost allocations, and a non-cash asset impairment charge (as further discussed above under

“Asset impairment charges”).  These unfavorable factors were partially offset by lower media advertising costs, a gain from a litigation settlement and lower outbound freight and distribution costs.

Interest expense:

Interest expense for the three- and six-month periods ended August 31, 2013 was $2.19 and $5.13 million, respectively, compared to $3.13 and $6.44 million, respectively, for the same periods last year.  Interest expense was lower when compared to the same periods last year principally due to lower levels of debt outstanding.

Income tax expense:

Income tax expense as a percentage of income before taxes for the three- and six-month periods ended August 31, 2013 was 17.4 and 18.0 percent, respectively, compared to 17.2 and 16.5 percent, respectively, for the same periods last year.  Our effective tax rate for the six month period ended August 31, 2013 was impacted by asset impairment charges of $12.05 million recorded during the fiscal quarter ended May 31, 2013, for which the related tax benefit was only $0.02 million. As a result, we now expect our effective tax rate for the full fiscal year 2014 to range between 17.0 and 19.0 percent.

Net Income:

Net income for the three month period ended August 31, 2013 increased by $0.35 million compared to the same period last year.   Net income for the six months ended August 31, 2013 decreased by $8.73 million compared to the same period last year.  The decline for the six months ended August 31, 2013 is due to the unfavorable impact of asset impairment charges of $12.03 million, net of tax, recorded during the first quarter of fiscal 2014 as a result of our annual evaluation of goodwill and indefinite-lived intangible assets, as well as the other factors described above.

Income without impairments was $23.32 and $49.74 million, respectively, for the three- and six-month periods ended August 31, 2013, compared to $22.97 and $46.44 million, respectively, for the same periods last year.  Income without impairments for the six month period ended August 31, 2013 increased by $3.30 million when compared to the same period last year due to organic net sales revenue growth of 6.2 percent and a 1.1 percentage point decline in SG&A, partially offset by higher product costs.  The following table presents the comparative impact of the asset impairment charges on our net income, and basic and diluted earnings per share for three- and six-month periods ended August 31, 2013 and 2012:

IMPACT OF ASSET IMPAIRMENT CHARGES ON NET INCOME AND EARNINGS PER SHARE

(dollars in thousands, except per share data)

	Three Months Ended August 31,		Basic Earnings per Share		Diluted Earnings per Share
	2013	2012	2013	2012	2013	2012

Net income, as reported	$23,318	$22,968	$0.73	$0.72	$0.72	$0.72
Asset impairment charges, net of tax	-	-	-	-	-	-
Income without impairments	$23,318	$22,968	$0.73	$0.72	$0.72	$0.72

	Six Months Ended August 31,		Basic Earnings per Share		Diluted Earnings per Share
	2013	2012	2013	2012	2013	2012

Net income, as reported	$37,709	$46,440	$1.18	$1.46	$1.17	$1.46
Asset impairment charges, net of tax	12,034	-	0.38	-	0.37	-
Income without impairments	$49,743	$46,440	$1.56	$1.46	$1.54	$1.46

The table shown above entitled “Impact of Asset Impairment Charges on Net Income and Earnings per Share” reports income and earnings per share which exclude asset impairment charges. Income without impairments and earnings per share without impairments, as discussed in the preceding table, may be considered non-GAAP financial information as contemplated by SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. The Company believes that income without impairments and earnings per share without impairments measures provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. The Company believes that income without impairments and earnings per share without impairments measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of asset impairment charges on net income and earnings per share.  The Company also believes that these non-GAAP measures facilitate a more direct comparison of its performance with its competitors. The Company further believes including the excluded asset impairment charges would not accurately reflect the underlying performance of its continuing operations for the period in which the impairments are incurred, even though asset impairment charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities. The Company’s income without impairments and earnings per share without impairments measures are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the six month periods ended August 31, 2013 and 2012 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Six Months Ended August 31,
	2013	2012

Accounts Receivable Turnover (Days) (1)	61.9	61.1
Inventory Turnover (Times) (1)	2.7	2.7
Working Capital (in thousands)	$227,230	$173,061
Current Ratio	1.6 : 1	1.4 : 1
Ending Debt to Ending Equity Ratio (2)	23.5%	39.4%
Return on Average Equity (1)(3)	11.7%	13.7%

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

(3) For the six month period ended August 31, 2013, a non-cash impairment charge of $12.05 million ($12.03 million after tax) had an unfavorable impact of 1.3 percentage points on return on average equity.

Operating activities:

Operating activities provided $57.14 million of cash during the first six months of fiscal year 2014, compared to $10.75 million of cash provided during the same period in fiscal year 2013.  The increase in operating cash flow was primarily due to the timing of fluctuations in working capital components, particularly year-over-year changes in inventory activity, when compared to the same period last year.

Accounts receivable increased $11.59 million to $231.31 million as of August 31, 2013, compared to $219.72 million at the end of fiscal year 2013.  Accounts receivable turnover increased to 61.9 days at August 31,

2013 compared to 61.1 days at August 31, 2012.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $25.98 million to $306.85 million as of August 31, 2013, compared to $280.87 million at the end of fiscal year 2013. The year-to-date inventory increase is primarily due to normal seasonal fluctuations.  The end of the second fiscal quarter is typically our peak inventory quarter because we build inventory in anticipation of back-to-school and holiday selling seasons.  Inventories at August 31, 2013 decreased $11.84 million compared to the August 31, 2012 balance of $318.70 million.  Inventory turnover was 2.7 times at August 31, 2013 and 2012.

Working capital was $227.23 million at August 31, 2013, compared to $173.06 million at August 31, 2012.  The increase in working capital over the last twelve months is primarily caused by the repayment of our debt.  Cash from operations was used to pay down $137.50 million of short-term debt.  This was partially offset by the reclassification of $20.00 and $75.00 million of long-term debt scheduled to mature in January 2014, and June 2014, respectively, as current liabilities.  As a result, our current ratio increased to 1.6:1 at August 31, 2013, compared to 1.4:1 at August 31, 2012.

Investing activities:

Investing activities used $34.58 million of cash during the six month period ended August 31, 2013. Highlights of those activities follow:

•                 We spent $29.57 million on building and improvements, primarily in connection with the construction of our new distribution facility in Olive Branch, Mississippi; and

•                 We spent $4.06 million on information technology infrastructure and other furniture and equipment,  $0.77 million on tools, molds and other capital asset additions and $0.18 million on the development of new patents.

Financing activities:

Financing activities used $25.31 million of cash during the six month period ended August 31, 2013.  Highlights of those activities follow:

•                 We had draws of $76.80 million against our revolving credit agreement;

•                 We repaid $135.30 million drawn against our revolving credit agreement;

•                 We had draws of $29.15 million against new debt to finance the construction of our new distribution facility in Olive Branch, Mississippi;

•                 We incurred $0.13 million in debt acquisition costs in connection with new long-term debt;

•                 Employees and certain members of our Board of Directors exercised options to purchase 153,720 shares of common stock, providing $4.51 million of cash, including tax benefits;

•                 We paid $0.44 million in tax obligations in connection with the vesting of certain restricted stock grants to our Chief Executive Officer and members of our Board of Directors;

•                 We repurchased and retired 33,862 shares of common stock at an average price of $38.71 per share for a  total purchase price of $1.31 million; and

•                 Share-based compensation expenses provided $1.41 million in current tax benefits.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015. With each borrowing, we can elect the interest rate method based on our funding needs at the time. Borrowings under the Credit Agreement accrue interest at a base rate plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the Credit Agreement) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective one-, two-, three-, or six-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2013, the outstanding revolving loan principal balance was $23.50 million and there were $0.31 million of open letters of credit outstanding against the Credit Agreement. For both the three- and six-months ended August 31, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.18 to 3.63 percent. For the three- and six-month periods ended August 31, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.61 to 3.63 percent and 1.61 to 4.00 percent, respectively. As of August 31, 2013, the amount available for borrowings under the Credit Agreement was $226.19 million.

In addition to the Credit Agreement, at August 31, 2013, we had an aggregate principal balance of $175.00 million of Senior Notes with varying maturities due between January 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. $75.00 million of the debt can be prepaid without penalty and $100.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

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

Assuming the $38.00 million aggregate maximum is borrowed, outstanding principal of the MBFC Loan will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021, and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $15.20 million on March 1, 2023. Any remaining outstanding principal and interest is due upon the maturity of the MBFC Loan on March 1, 2023.  The MBFC Loan may be prepaid in whole or part without penalty any time after March 20, 2014. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the MBFC Loan to be prepaid in full on March 1, 2018.  Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Loan to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days notice. In lieu of any prepayment, the Bonds may be purchased by a transferee, as permitted under the IRB Indenture.

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

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at August 31, 2013, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED AUGUST 31:

(in thousands)

		2014	2015	2016	2017	2018	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$20,000	$20,000	$20,000	$20,000	$20,000	$-
Term debt - floating rate (1)	104,147	76,900	1,900	3,800	5,700	1,900	13,947
Long-term incentive plan payouts	8,177	3,584	3,040	1,260	293	-	-
Interest on fixed rate debt	9,230	3,406	2,626	1,846	1,066	286	-
Interest on floating rate debt (1)	5,618	4,115	311	277	221	176	518
Open purchase orders	208,129	208,129	-	-	-	-	-
Long-term purchase commitments	3,029	606	606	606	606	605	-
Minimum royalty payments	81,657	12,964	12,735	12,628	9,736	9,440	24,154
Advertising and promotional	54,097	8,276	5,109	5,211	5,316	5,422	24,763
Operating leases	12,654	4,530	3,102	1,761	1,460	1,133	668
Capital spending commitments	4,982	4,982	-	-	-	-	-
Total contractual obligations (2)	$591,720	$347,492	$49,429	$47,389	$44,398	$38,962	$64,050

(1)  The Company uses an interest rate hedge agreement (the “swap”) in conjunction with its unsecured, floating interest rate, $75.00 million Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2) In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2013, we have recorded a provision for our uncertain tax positions of $15.90 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions.  Therefore, we have excluded these tax liabilities from the table above.

During fiscal year 2012, we entered into certain employment and incentive compensation agreements with Gerald Rubin, our Chief Executive Officer and President (the “CEO”).  The base and incentive compensation provisions of these agreements remain effective for fiscal years 2014 and 2015. Substantially all of the CEO’s compensation pursuant to these agreements is performance-based and contingent upon our achievement of specified performance goals. The performance-based compensation is made up of the following three components:

•                 Restricted Stock Units - The CEO received a grant of 700,000 performance-based restricted stock units (“Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years ending 2013, 2014 and 2015. The CEO earned 100,000 of the performance-based RSUs for the fiscal year ended February 28, 2013.  All earned Performance RSUs are subject to additional time-based vesting requirements. Up to 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal year 2014. With respect to fiscal year 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. A portion of any Performance RSUs earned in fiscal years 2013 and 2014 are subject to annual vesting requirements through fiscal year 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million. Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period. Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related vesting and service periods in SG&A.

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

•                 Life Insurance Bonuses - Two split-dollar life insurance policies and the obligation to pay the associated premiums remain to be transferred to the CEO through February 28, 2015 subject to the satisfaction of certain service and performance conditions. The amount of the value of the transfer of each of the two split-dollar life insurance policies (based on cash surrender values) is capped at $4.00 and $7.00 million, respectively.

The CEO’s unvested Performance RSU’s earned in fiscal year 2013 will generate $1.10 million of performance-based compensation expense in both fiscal years 2014 and 2015.  The CEO’s restricted stock bonus earned in fiscal year 2013 will generate $1.89 million of performance-based compensation expense in both fiscal years 2014 and 2015.

We currently expect Mr. Rubin to achieve certain performance targets for fiscal 2014 and the accompanying consolidated condensed financial statements include estimated accruals for his Performance RSU’s, annual bonus and life insurance bonus under the various applicable agreements.  To the extent of his achievement of performance targets for fiscal 2014 and 2015 (in full or in part), the resulting incentive compensation expense could have a significant impact upon SG&A and net income in those years.  The expense we will actually record in fiscal years 2014 and 2015 will depend on the actual operating income achieved each year, as well as other factors that are components to the relevant performance targets underlying the compensation.  Unanticipated events and circumstances may occur that could impact the timing of the accrual of the expense and the amount of incentive compensation expense recorded.  For information concerning pro forma performance compensation expense, see “Management Discussion and Analysis — Financial Condition, Liquidity and Capital Resources” in our annual report on Form 10-K for the year ended February 28, 2013.  The timing and actual amount expensed as compensation during fiscal years 2014 and 2015 will vary from pro forma amounts described in the Form 10-K, and the variations might be material. Accordingly, the pro forma amounts in the Form 10-K are for illustrative purposes only.

Off-balance sheet arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and future capital needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  These requirements include: $20.00 million of annual principal payments on the $100.00 million Senior Notes, beginning in January 2014;  principal payments on the $38.00 million MBFC Loan beginning in March 2014; and  the retirement of $75.00 million of Senior Notes in June 2014. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During each of the three- and six-month periods ended August 31, 2013, approximately 14 percent of our net sales revenue was in foreign currencies.  During each of the three- and six-month periods ended August 31, 2012, approximately 16 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

Interest Rate Risk:

Interest on our outstanding debt as of August 31, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent, while floating rates are in place on $23.50 million of borrowings under our Credit Agreement, $29.15 million of interim draws under our MBFC Loan and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement and MBFC Loan. The floating rate Senior Notes due June 2014 reset as described in Note 9 in the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate $75.00 million of Senior Notes due June 2014 using an interest rate swap.  As of August 31, 2013, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.28 percent as of August 31, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three-month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

August 31, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	2/2014	€5,750	$60	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2014	£4,000	80	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,012	-
Total fair value				$140	$3,012	$-

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

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

•                 difficulties encountered during the transition to our new distribution facility could interrupt our logistical systems and cause shipping disruptions;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2013.   Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2013, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of August 31, 2013, we were authorized by our Board of Directors to purchase up to 2,910,487 shares of common stock in the open market or through private transactions.  Unless extended by our Board of Directors, the existing repurchase program ends on October 31, 2014. Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended August 31, 2013, employees tendered 636 shares of common stock having an aggregate market value of $0.03 million, for an average price of $42.89 per share.  We accounted for these activities as a purchase and retirement of shares.

The following schedule sets forth the purchase activity for the three month period ended August 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2013
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1 through June 30, 2013	187	$40.28	187	2,910,936
July 1 through July 31, 2013	449	43.98	449	2,910,487
Aug 1 through Aug 31, 2013	-	-	-	2,910,487
Total	636	$42.89	636

ITEM 6.	EXHIBITS

(a)	Exhibits

	31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed herewith.

	**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: October 10, 2013	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief
Executive Officer and President

Date: October 10, 2013	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date: October 10, 2013	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
(Principal Accounting Officer)

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*                                        Filed herewith.

**                                Furnished herewith.