Form 10-Q
period 2013-11-30
HELEN OF TROY LTD
filed 2014-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2014
Common Shares, $0.10 par value, per share	32,064,062 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

INDEX – FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	November 30,	February 28,
	2013	2013

Assets
Assets, current:
Cash and cash equivalents	$28,775	$12,842
Receivables - principally trade, less allowances of $4,653 and $5,031	279,699	219,719
Inventory, net	289,890	280,872
Prepaid expenses and other current assets	10,321	8,442
Income taxes receivable	-	1,800
Deferred tax assets, net	25,314	21,530
Total assets, current	633,999	545,205

Property and equipment, net of accumulated depreciation of $74,576 and $74,775	130,577	101,716
Goodwill	453,241	453,241
Other intangible assets, net of accumulated amortization of $89,504 and $73,344	327,604	355,628
Deferred tax assets, net	2,780	2,401
Other assets, net of accumulated amortization of $6,214 and $5,403	10,819	15,813
Total assets	$1,559,020	$1,474,004

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$4,900	$82,000
Accounts payable, principally trade	93,322	72,263
Accrued expenses and other current liabilities	158,536	134,063
Income taxes payable	1,261	-
Deferred tax liabilities, net	243	339
Long-term debt, current maturities	96,900	20,000
Total liabilities, current	355,162	308,665

Long-term debt, excluding current maturities	113,609	155,000
Deferred tax liabilities, net	55,880	57,991
Other liabilities, non-current	24,547	25,742
Total liabilities	549,198	547,398

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 32,053,272 and 31,868,416 shares issued and outstanding	3,205	3,187
Additional paid in capital	172,766	164,471
Accumulated other comprehensive loss	(1,726)	(2,729)
Retained earnings	835,577	761,677
Total stockholders’ equity	1,009,822	926,606
Total liabilities and stockholders’ equity	$1,559,020	$1,474,004

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Sales revenue, net	$380,730	$374,599	$1,004,633	$962,221
Cost of goods sold	233,029	226,146	613,513	575,590
Gross profit	147,701	148,453	391,120	386,631

Selling, general and administrative expense	98,308	101,401	278,697	277,590
Asset impairment charges	-	-	12,049	-
Operating income	49,393	47,052	100,374	109,041

Nonoperating income (expense), net	13	(16)	153	38
Interest expense	(2,513)	(3,232)	(7,647)	(9,674)
Income before income taxes	46,893	43,804	92,880	99,405

Income tax expense (benefit):
Current	10,911	11,705	24,780	26,093
Deferred	(1,542)	(5,620)	(7,133)	(10,847)
Net income	$37,524	$37,719	$75,233	$84,159

Earnings per share:
Basic	$1.17	$1.19	$2.35	$2.65
Diluted	$1.16	$1.18	$2.33	$2.64

Weighted average shares of common stock used in computing net earnings per share:
Basic	32,047	31,775	31,982	31,739
Diluted	32,482	31,970	32,311	31,885

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2013			2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$46,893	$(9,369)	$37,524	$43,804	$(6,085)	$37,719
Other comprehensive income
Cash flow hedge activity - interest rate swaps:
Changes in fair market value	(70)	24	(46)	452	(158)	294
Interest rate settlements reclassified to income	946	(330)	616	1,000	(350)	650
Subtotal	876	(306)	570	1,452	(508)	944

Cash flow hedge activity - foreign currency contracts:
Changes in fair market value	(641)	125	(516)	(596)	64	(532)
Ineffectiveness recorded in income	-	-	-	93	(15)	78
Settlements reclassified to income	78	(15)	63	350	(55)	295
Subtotal	(563)	110	(453)	(153)	(6)	(159)

Total other comprehensive income	313	(196)	117	1,299	(514)	785
Comprehensive income	$47,206	$(9,565)	$37,641	$45,103	$(6,599)	$38,504

	Nine Months Ended November 30,
	2013			2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$92,880	$(17,647)	$75,233	$99,405	$(15,246)	$84,159
Other comprehensive income
Cash flow hedge activity - interest rate swaps:
Changes in fair market value	(97)	34	(63)	(49)	17	(32)
Interest rate settlements reclassified to income	2,785	(975)	1,810	2,906	(1,017)	1,889
Subtotal	2,688	(941)	1,747	2,857	(1,000)	1,857

Cash flow hedge activity - foreign currency contracts:
Changes in fair market value	(673)	136	(537)	(619)	73	(546)
Ineffectiveness recorded in income	-	-	-	44	2	46
Settlements reclassified to income	(246)	39	(207)	313	(43)	270
Subtotal	(919)	175	(744)	(262)	32	(230)

Total other comprehensive income	1,769	(766)	1,003	2,595	(968)	1,627
Comprehensive income	$94,649	$(18,413)	$76,236	$102,000	$(16,214)	$85,786

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended November 30,
	2013	2012

Cash provided (used) by operating activities:
Net income	$75,233	$84,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,861	26,591
Provision for doubtful receivables	744	114
Non-cash share-based compensation	9,200	4,417
Intangible asset impairment charges	12,049	-
(Gain) loss on the sale of property and equipment	74	43
Deferred income taxes and tax credits	(7,136)	(10,906)
Changes in operating capital:
Receivables	(60,724)	(62,955)
Inventories	(9,018)	(60,052)
Prepaid expenses and other current assets	955	(512)
Other assets and liabilities, net	(1,340)	(469)
Accounts payable	21,478	16,414
Accrued expenses and other current liabilities	22,787	20,574
Accrued income taxes	949	6,909
Net cash provided by operating activities	91,112	24,327

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(38,563)	(6,405)
Proceeds from the sale or disposal of property and equipment	-	26
Note receivable from land sale	-	737
Net cash used by investing activities	(38,563)	(5,642)

Cash provided (used) by financing activities:
Proceeds from line of credit	107,300	184,950
Repayment of line of credit	(184,400)	(212,650)
Proceeds (repayments) of long-term debt	35,509	(3,000)
Payments of financing costs	(127)	(28)
Proceeds from share issuances under share-based compensation plans, including tax benefits	5,019	7,525
Payment of tax obligations resulting from issuance of restricted shares	(483)	(108)
Payments for repurchases of common stock	(1,311)	(1,759)
Share-based compensation tax benefit	1,877	661
Net cash used by financing activities	(36,616)	(24,409)

Net increase (decrease) in cash and cash equivalents	15,933	(5,724)
Cash and cash equivalents, beginning balance	12,842	21,846
Cash and cash equivalents, ending balance	$28,775	$16,122

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

November 30, 2013

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2013 and February 28, 2013, and the results of our consolidated operations for the three- and nine-month periods ended November 30, 2013 and 2012. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2013, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Housewares, Healthcare / Home Environment and Personal Care.  Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation and storage, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, blood pressure monitors, humidifiers, and heating pads; water filtration systems; and small home appliances such as air purifiers, portable heaters, fans, and insect control devices (bug zappers).  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products. All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores.  In addition, the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores, and the Personal Care segment sells extensively through beauty supply retailers and wholesalers. Our business is seasonal due to different calendar events, holidays, and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

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

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Beginning balance	$21,357	$21,860	$23,150	$26,665
Additions to the accrual	6,504	11,027	25,280	25,800
Reductions of the accrual - payments and credits issued	(5,770)	(7,496)	(26,339)	(27,074)
Ending balance	$22,091	$25,391	$22,091	$25,391

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

For the periods covered in the accompanying consolidated condensed statements of income, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Weighted average shares outstanding, basic	32,047	31,775	31,982	31,739
Incremental shares from share-based payment arrangements	435	195	329	146
Weighted average shares outstanding, diluted	32,482	31,970	32,311	31,885

Dilutive securities, as a result of in-the-money options	574	354	373	348
Dilutive securities, as a result of unvested restricted shares	408	143	298	143
Antidilutive securities, as a result of out-of-the-money options	358	612	586	618

Note 5 – Segment Information

The following tables contain segment information for the periods covered in the accompanying consolidated condensed statements of income:

THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(in thousands)

		Healthcare /	Personal

November 30, 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$74,776	$165,752	$140,202	$380,730
Asset impairment charges	-	-	-	-
Operating income	15,278	10,665	23,450	49,393
Capital and intangible asset expenditures	193	3,207	585	3,985
Depreciation and amortization	897	5,349	2,726	8,972

		Healthcare /	Personal

November 30, 2012	Housewares	Home Environment	Care	Total

Sales revenue, net	$67,787	$158,174	$148,638	$374,599
Operating income	13,927	11,323	21,802	47,052
Capital and intangible asset expenditures	118	230	297	645
Depreciation and amortization	1,177	4,376	3,243	8,796

NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(in thousands)
		Healthcare /	Personal

November 30, 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$208,471	$424,398	$371,764	$1,004,633
Asset impairment charges	-	-	12,049	12,049
Operating income	41,506	22,175	36,693	100,374
Capital and intangible asset expenditures	574	36,321	1,668	38,563
Depreciation and amortization	2,946	14,897	8,018	25,861

		Healthcare /	Personal

November 30, 2012	Housewares	Home Environment	Care	Total

Sales revenue, net	$192,606	$391,061	$378,554	$962,221
Operating income	37,282	26,197	45,562	109,041
Capital and intangible asset expenditures	635	2,354	3,416	6,405
Depreciation and amortization	3,753	13,086	9,752	26,591

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

Note 6 – Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)

	November 30,	February 28,
	2013	2013

Unrealized holding losses on cash flow hedges - interest rate swap, net of tax (1)	$(1,388)	$(3,135)
Unrealized holding gains (losses) on cash flow hedges - foreign currency contracts, net of tax (2)	(338)	406
Total accumulated other comprehensive loss	$(1,726)	$(2,729)

(1)  Includes net deferred tax benefits of $0.75 and $1.69 million at November 30, 2013 and February 28, 2013, respectively.

(2)  Includes net deferred tax benefits (expense) of $0.09 and ($0.09) million at November 30, 2013 and February 28, 2013, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2013	2013
Land	-	$12,800	$12,800
Building and improvements	3 - 40	98,469	66,994
Computer, furniture and other equipment	3 - 15	60,002	58,284
Tools, molds and other production equipment	1 - 10	28,738	29,264
Construction in progress	-	5,144	9,149
Property and equipment, gross		205,153	176,491
Less accumulated depreciation		(74,576)	(74,775)
Property and equipment, net		$130,577	$101,716

Property and equipment includes cumulative capital expenditures of $35.22 and $4.03 million as of November 30, 2013 and February 28, 2013, respectively, in connection with our new 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi.  The new facility will consolidate the operations of our U.S. based Personal Care and Healthcare / Home Environment appliance businesses.  The new facility became operational for the Healthcare / Home Environment segment during the first week of September 2013.  We expect to complete the transition of our domestic Personal Care appliance distribution to the new facility in the first quarter of fiscal year 2015.  Remaining capital expenditure commitments in connection with the Personal Care appliance move are not expected to be material.  See Note 9 to these consolidated condensed financial statements for related information regarding the debt incurred to fund the construction of the new distribution facility.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2013	2013
Accrued compensation, benefits and payroll taxes	$44,478	$34,265
Accrued sales returns, discounts and allowances	35,096	22,561
Accrued warranty returns	22,091	23,150
Accrued advertising	23,561	14,554
Accrued product liability, legal and professional fees	6,384	9,061
Accrued royalties	7,639	7,731
Accrued property, sales and other taxes	8,083	5,729
Derivative liabilities, current	2,559	3,044
Other	8,645	13,968
Total accrued expenses and other current liabilities	$158,536	$134,063

OTHER LIABILITIES, NON-CURRENT

(in thousands)

	November 30,	February 28,
	2013	2013

Deferred compensation liability	$7,908	$6,443
Liability for uncertain tax positions	15,524	15,759
Derivative liabilities	-	1,780
Other liabilites	1,115	1,760
Total other liabilities, non-current	$24,547	$25,742

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2013				February 28, 2013
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,794	-	(10,950)	4,844	15,609	-	(10,070)	5,539
Total Housewares	257,126	-	(10,950)	246,176	256,941	-	(10,070)	246,871
Healthcare / Home Environment:
Goodwill	251,758	-	-	251,758	251,758	-	-	251,758
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(5,676)	9,624	15,300	-	(3,455)	11,845
Other Intangibles - finite	114,490	-	(31,833)	82,657	114,490	-	(23,220)	91,270
Total Healthcare / Home Environment	435,548	-	(37,509)	398,039	435,548	-	(26,675)	408,873
Personal Care:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	63,754	-	-	63,754	75,803	-	-	75,803
Trademarks - finite	150	-	(76)	74	150	-	(72)	78
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(15,807)	2,876	18,683	-	(15,570)	3,113
Other intangibles - finite	49,437	-	(25,162)	24,275	49,437	-	(20,957)	28,480
Total Personal Care	224,165	(46,490)	(41,045)	136,630	236,214	(46,490)	(36,599)	153,125

Total	$916,839	$(46,490)	$(89,504)	$780,845	$928,703	$(46,490)	$(73,344)	$808,869

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in the accompanying consolidated condensed statements of income, as well as our estimated amortization expense for the fiscal years 2014 through 2019.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

November 30, 2013	$5,407
November 30, 2012	$5,538

Aggregate Amortization Expense
For the nine months ended

November 30, 2013	$16,246
November 30, 2012	$16,800

Estimated Amortization Expense
For the fiscal years ended

February 2014	$21,556
February 2015	$21,030
February 2016	$20,847
February 2017	$20,523
February 2018	$16,703
February 2019	$11,962

Note 9 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2013, the outstanding revolving loan principal balance was $4.90 million and there were $0.28 million of open letters of credit outstanding against the Credit Agreement. For the three- and nine-months ended November 30, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.17 to 3.25 percent and 1.17 to 3.63 percent, respectively.  For both the three- and nine-months ended November 30, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.59 to 4.00 percent.  As of November 30, 2013, the amount available for borrowings under the Credit Agreement was $244.82 million.

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

time after March 20, 2014.	03/13	1.17%	03/23	$35,509	$-

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three-month LIBOR plus 90 basis points. Principal is due in June 2014. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	100,000	100,000
Total long-term debt				210,509	175,000
Less current maturities of long-term debt				(96,900)	(20,000)
Long-term debt, excluding current maturities				$113,609	$155,000

(1)      Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates. Additional information regarding the swap is provided in Note 12 to these consolidated condensed financial statements.

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly owned subsidiary of the Company, entered into a Loan Agreement, dated as of March 1, 2013, with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $38.00 million of taxable industrial development revenue bonds (the “Bonds”). The Bonds are issued under a Trust Indenture (the “IRB Indenture”), between the MBFC and Deutsche Bank National Trust Company, as trustee.  Interim draws, accumulating up to a $38.00 million aggregate maximum, may be made through March 20, 2014.  The Bonds and the related loan to Kaz USA (the “MBFC Loan”) will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent, depending upon the leverage ratio at the time of the borrowing or (b) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage ratio at the time of the borrowing.  The Base Rate is equal to the highest of  (i) the federal funds rate for the day, plus 0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 percent.  The proceeds of the MBFC Loan have been used by Kaz USA to finance the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi.

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

The fair market value of the fixed rate debt at November 30, 2013, computed using a discounted cash flow analysis, was $104.96 million compared to the $100.00 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2013.

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

As of November 30, 2013, our debt agreements effectively limited our ability to incur more than $376.58 million of additional debt from all sources, including draws on the Credit Agreement. As of November 30, 2013, we were in compliance with the terms of all of our debt agreements.

Note 10 – Income Taxes

Income tax expense for the three- and nine-month periods ended November 30, 2013 was 20.0 and 19.0 percent of income before income taxes, respectively, compared to 13.9 and 15.3 percent, respectively, for the same periods last year.  The year-over-year comparison of our effective tax rate for the quarter was impacted by discrete items that were a benefit to tax expense in the third quarter of the prior fiscal year, and shifts in the mix of taxable income between our various tax jurisdictions. Our effective tax rate for the nine months ended November 30, 2013 was also impacted by asset impairment charges of $12.05 million recorded in the first quarter of fiscal year 2014, for which the related tax benefit was only $0.02 million.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	November 30, 2013	(Level 1)	(Level 2)
Assets:
Money market accounts	$1,116	$1,116	$-
Total assets	$1,116	$1,116	$-
Liabilities:
Long-term debt - fixed rate (1)	$104,964	$-	$104,964
Long-term debt - floating rate	110,509	-	110,509
Interest rate swaps and foreign currency contracts	2,559	-	2,559
Total liabilities	$218,032	$-	$218,032

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2013	(Level 1)	(Level 2)
Assets:
Money market accounts	$1,091	$1,091	$-
Foreign currency contracts	496	-	496
Total assets	$1,587	$1,091	$496
Liabilities:
Long-term debt - fixed rate (1)	$105,725	$-	$105,725
Long-term debt - floating rate	75,000	-	75,000
Interest rate swaps	4,824	-	4,824
Total liabilities	$185,549	$-	$185,549

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial liabilities requires the use of discount rates based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.49 percent at November 30, 2013 and 1.83 percent February 28, 2013. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2013, approximately 16 and 15 percent, respectively, of our net sales revenue was in foreign currencies.  During the three- and nine-month periods ended November 30, 2012, approximately 18 and 17 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.  For the three- and nine-month periods ended November 30, 2013, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.17 and ($0.33) million, respectively, in SG&A and ($0.19) and ($0.17) million, respectively, in income tax expense.  For the three- and nine-month periods ended November 30, 2012, we recorded net foreign exchange gains (losses), including the impact of currency hedges and currency swaps, of ($0.06) and ($0.23) million, respectively, in SG&A and ($0.07) and $0.10 million, respectively, in income tax expense.

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

Interest Rate Risk – Interest on our outstanding debt as of November 30, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent, while floating rates are in place on $4.90 million of borrowings under our Credit Agreement, $35.51 million of interim draws under our MBFC Loan and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement and MBFC Loan. The floating rate Senior Notes due June 2014 reset as described in Note 9, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate $75.00 million of Senior Notes due June 2014 using an interest rate swap.  As of November 30, 2013, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.25 percent as of November 30, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

November 30, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Non-current

Foreign currency contracts - sell Euro	Cash flow	6/2014	€6,350	$-	$107	$-
Foreign currency contracts - sell Pounds	Cash flow	8/2014	£5,250	-	316	-
Interest rate swap	Cash flow	6/2014	$75,000	-	2,136	-
Total fair value				$-	$2,559	$-

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Non-current

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

The pre-tax effect of derivative instruments for the periods covered in the accompanying consolidated condensed financial statements are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2013	2012	Location	2013	2012	Location	2013	2012

Currency contracts - cash flow hedges	$(641)	$(596)	SG&A	$(78)	$(350)	SG&A	$-	$(93)
Interest rate swaps - cash flow hedges	(70)	452	Interest expense	(946)	(1,000)		-	-
Total	$(711)	$(144)		$(1,024)	$(1,350)		$-	$(93)

	Nine Months Ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2013	2012	Location	2013	2012	Location	2013	2012

Currency contracts - cash flow hedges	$(673)	$(619)	SG&A	$246	$(313)	SG&A	$-	$(44)
Interest rate swaps - cash flow hedges	(97)	(49)	Interest expense	(2,785)	(2,906)		-	-
Total	$(770)	$(668)		$(2,539)	$(3,219)		$-	$(44)

(1)  The amount shown represents the ineffective portion of the change in fair value of a cash flow hedge.

We expect net losses of $0.42 million associated with foreign currency contracts and $2.14 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next nine months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

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

Note 13 – Repurchase of Helen of Troy Common Stock

As of November 30, 2013, we were authorized by our Board of Directors to purchase up to 2,910,487 shares of common stock in the open market or through private transactions.  Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

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

For the periods covered in the accompanying consolidated condensed financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Common stock repurchased on the open market
Number of shares	-	61,426	33,862	61,426
Aggregate market value of shares (in thousands)	$-	$1,759	$1,311	$1,759
Average price per share	$-	$28.64	$38.71	$28.64

Common stock received in settlement of stock options and Performance RSUs
Number of shares	-	1,752	13,453	48,791
Aggregate market value of shares (in thousands)	$-	$58	$490	$1,615
Average price per share	$-	$33.18	$36.44	$33.11

Note 14 – Share-Based Compensation Plans

We have share-based awards outstanding under two expired and three active share-based compensation plans.

During the three- and nine-months ended November 30, 2013, the Company granted options to purchase 4,000 and 262,750 shares of common stock, respectively, to certain of our officers, employees and new hires.  For the fiscal year-to-date, these options were granted at exercise prices ranging from $36.03 to $46.38 per share.  The fair values of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $10.82 to $13.39 for grants with terms of four and five years.  The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk-free interest rates ranging from 0.55 to 1.14 percent; zero dividend yield; and expected volatilities ranging from 34.87 to 41.67 percent.

During the three- and nine-month periods ending November 30, 2013, the Company awarded restricted stock grants with total values of $0.15  and $0.44  million, respectively, to certain Board members based upon fair values at the date of grant ranging from $36.56 to $40.23, respectively.  Over the same three- and nine-month periods, the grants were settled with 2,628 and 7,884 restricted shares, respectively, and cash of $0.05 and $0.13 million, respectively.  The restricted stock awards vested immediately.

In the first quarter of fiscal year 2014, under the terms of his employment agreement, bonus plan and relevant stock plans, our CEO earned and received the following equity awards as a component of his fiscal year 2013 performance-based incentive compensation:

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

During the three- and nine-months ended November 30, 2013, employees and directors exercised stock options to purchase 17,139 and 170,859 shares of common stock, respectively.  During the nine months ended November 30, 2013, employees purchased 20,028 shares of common stock through our Employee Stock Purchase Plan.

We recorded share-based compensation expense in SG&A for the periods covered in the accompanying consolidated condensed financial statements as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Stock options	$589	$572	$1,791	$1,731
Directors stock compensation	151	120	438	357
Performance-based restricted stock awards and units	1,708	701	6,944	2,296
Employee stock purchase plan	-	2	158	140
Share-based payment expense	2,448	1,395	9,331	4,524
Less income tax benefits	(466)	(203)	(1,877)	(661)
Share-based payment expense, net of income tax benefits	$1,982	$1,192	$7,454	$3,863

Earnings per share impact of share-based payment expense:
Basic	$0.06	$0.04	$0.23	$0.12
Diluted	$0.06	$0.04	$0.23	$0.12

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

OVERVIEW OF RESULTS:

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

Our business is seasonal due to different calendar events, holidays, and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business is dependent upon discretionary consumer demand for most of our products and our business primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 77 percent of our fiscal 2014 year-to-date net sales revenue is from U.S. shipments.  Domestic macroeconomic conditions have been slowly improving and lately we have begun to see indications of economic improvement in key Western European and Latin American markets.  While favorable domestic economic indicators exist, including a robust stock market, moderating fuel prices, modestly positive employment figures, an uptick in manufacturing and recovering domestic housing markets, we continue to believe consumers remain cautious with their disposable personal income. We are also uncertain regarding the mid and long-term impact of the recent expiration of payroll tax reductions, the expiration of extended unemployment benefits, the expiration of a temporary boost in food stamp benefits, and lack of clarity for many consumers regarding their personal health care costs. The 2013 U.S. retail holiday season has been highly promotional with such activity beginning almost immediately after Halloween. The retail holiday selling season was also the shortest in over a decade with 26 days between Thanksgiving and Christmas this year, compared to 32 days last year.  Though unemployment rates have dropped domestically and in certain key international markets, we remain cautious regarding the current and long-term strength of the middle class and consumer demand due to the impact of shifting demographics and displacement of workers from the last recession.  Finally, certain underlying global dynamics that we believe have kept consumers and businesses unsettled still remain: Middle East tensions and related political instabilities, long-term U.S. government fiscal issues, uncertainty regarding domestic tax policy, cost variability, and frequent supplier instabilities.  Accordingly, we remain cautious regarding our business outlook.

We have made the following progress on key initiatives:

•                 The Healthcare / Home Environment segment converted from its legacy Enterprise Resource Planning (“ERP”) system onto our global ERP system.  We believe this migration will eliminate a number of inefficiencies associated with managing multiple ERP systems and continue to improve uniformity of execution throughout our organization.   In addition, we are constantly upgrading and adding functionality to the overall system with key enhancements underway in the product development and finance areas that will further streamline and improve the quality of our back office operations.

•                 We commenced shipments out of our new 1.3 million square foot distribution facility in Olive Branch, Mississippi during the first week of September 2013.  The new facility will ultimately house the distribution operations of both our Personal Care and Healthcare / Home Environment appliance businesses.  We have moved the domestic Healthcare / Home Environment distribution operation out of its current leased Memphis, Tennessee location and have exited that facility.  We expect to complete the transition of our domestic Personal Care appliance distribution operation to the new facility in the first quarter of fiscal year 2015.  The project remains on schedule and on budget.

These investments will improve the infrastructure that supports our current business, stage us for additional operating efficiencies over the foreseeable future and provide a platform for further growth.

Consolidated net sales revenue for the three- and nine-month periods ended November 30, 2013 increased $6.13 and $42.41 million to $380.73 and $1,004.63 million, respectively, compared to $374.60 and $962.22 million, respectively, for the same periods last year.  Net sales revenue in our Housewares segment increased $6.99 million, or 10.3 percent, for the three months ended November 30, 2013, and increased $15.87 million, or 8.2 percent, for the nine months ended November 30, 2013, when compared to the same periods last year.  Net sales revenue in our Healthcare / Home Environment segment increased $7.58 million, or 4.8 percent, for the three months ended November 30, 2013, and increased $33.34 million, or 8.5 percent, for the nine months ended November 30, 2013, when compared to the same periods last year.  Net sales revenue in our Personal Care segment decreased $8.44 million, or 5.7 percent, for the three months ended November 30, 2013, and decreased $6.79 million, or 1.8 percent, for the nine months ended November 30, 2013, when compared to the same periods last year.  In addition to our net sales revenue performance discussed above, key results for the three- and nine-month periods ended November 30, 2013 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended November 30, 2013 decreased 0.8 percentage points to 38.8 percent compared to 39.6 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales revenue for the nine month period ended November 30, 2013 decreased 1.3 percentage points to 38.9 percent compared to 40.2 percent for the same period last year.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue decreased 1.3 percentage points to 25.8 percent for the three months ended November 30, 2013 compared to 27.1 percent for the same period last year. SG&A as a percentage of net sales revenue for the nine month period ended November 30, 2013 decreased 1.1 percentage points to 27.7 percent compared to 28.8 percent for the same period last year.

•                 For the three months ended November 30, 2013, operating income increased $2.34 million, or 5.0 percent, to $49.39 million compared to $47.05 million for the same period last year.  For the nine months ended November 30, 2013, operating income decreased $8.67 million, or 7.9 percent, to $100.37 million compared to $109.04 million for the same period last year. Operating income for the nine month period ended November 30, 2013 includes a non-cash asset impairment charge of $12.05 million, which represents an 11.0 percent decline in operating income, year-over-year.   We recorded no non-cash asset impairment charges during the same period last year.

•                 For the three- and nine-month periods ended November 30, 2013, our net income was $37.52 and $75.23 million, respectively, compared to $37.72 and $84.16 million, respectively, for the same periods last year, a decrease of 0.5 and 10.6 percent, respectively. For the three- and nine-month periods ended November 30, 2013, our diluted earnings per share was $1.16 and $2.33 compared to $1.18 and $2.64, respectively, for the same periods last year.

•                 Income without impairments was $87.27 million for the nine months ended November 30, 2013, compared to $84.16 million for the same period last year.  Our diluted earnings per share without impairments was $2.70 for the nine months ended November 30, 2013, compared to $2.64 for the same period last year.  Income without impairments and diluted earnings per share without impairments are non-GAAP financial measures as set forth in SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP-based measures, beginning on page 29.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue.  We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Sales revenue by segment, net
Housewares	$74,776	$67,787	$6,989	10.3%	19.6%	18.1%
Healthcare / Home Environment	165,752	158,174	7,578	4.8%	43.5%	42.2%
Personal Care	140,202	148,638	(8,436)	-5.7%	36.8%	39.7%
Total sales revenue, net	380,730	374,599	6,131	1.6%	100.0%	100.0%
Cost of goods sold	233,029	226,146	6,883	3.0%	61.2%	60.4%
Gross profit	147,701	148,453	(752)	-0.5%	38.8%	39.6%

Selling, general and administrative expense	98,308	101,401	(3,093)	-3.1%	25.8%	27.1%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	49,393	47,052	2,341	5.0%	13.0%	12.6%

Nonoperating income (expense), net	13	(16)	29	*	0.0%	0.0%
Interest expense	(2,513)	(3,232)	719	-22.3%	-0.7%	-0.9%
Total other income (expense)	(2,500)	(3,248)	748	-23.0%	-0.7%	-0.9%

Income before income taxes	46,893	43,804	3,089	7.1%	12.3%	11.7%

Income tax expense	9,369	6,085	3,284	54.0%	2.5%	1.6%
Net income	$37,524	$37,719	$(195)	-0.5%	9.9%	10.1%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Sales revenue by segment, net
Housewares	$208,471	$192,606	$15,865	8.2%	20.8%	20.0%
Healthcare / Home Environment	424,398	391,061	33,337	8.5%	42.2%	40.6%
Personal Care	371,764	378,554	(6,790)	-1.8%	37.0%	39.3%
Total sales revenue, net	1,004,633	962,221	42,412	4.4%	100.0%	100.0%
Cost of goods sold	613,513	575,590	37,923	6.6%	61.1%	59.8%
Gross profit	391,120	386,631	4,489	1.2%	38.9%	40.2%

Selling, general and administrative expense	278,697	277,590	1,107	0.4%	27.7%	28.8%
Asset impairment charges	12,049	-	12,049	*	1.2%	0.0%
Operating income	100,374	109,041	(8,667)	-7.9%	10.0%	11.3%

Nonoperating income (expense), net	153	38	115	*	0.0%	0.0%
Interest expense	(7,647)	(9,674)	2,027	-21.0%	-0.8%	-1.0%
Total other income (expense)	(7,494)	(9,636)	2,142	-22.2%	-0.7%	-1.0%

Income before income taxes	92,880	99,405	(6,525)	-6.6%	9.2%	10.3%

Income tax expense	17,647	15,246	2,401	15.7%	1.8%	1.6%
Net income	$75,233	$84,159	$(8,926)	-10.6%	7.5%	8.7%

    * Calculation is not meaningful

Comparison of the three months ended November 30, 2013 to the three months ended November 30, 2012

Consolidated net sales revenue:

Consolidated net sales revenue for the three months ended November 30, 2013 increased $6.13 million to $380.73 million compared to $374.60 million for the same period last year, an increase of 1.6 percent.  Net sales revenue in our Housewares segment increased $6.99 million, or 10.3 percent, when compared to the same period last year.  Net sales revenue in our Healthcare / Home Environment segment increased $7.58 million, or 4.8 percent, when compared to the same period last year.  These gains were partially offset by net sales revenue declines in our Personal Care segment of  $8.44 million, or 5.7 percent, when compared to the same period last year.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we have historically provided an analysis of our net sales revenues in terms of organic growth from our core business (business owned and operated over the same fiscal period last year) and growth from acquisitions (business that we have acquired and operated for less than twelve months during each period presented).  Net sales revenue from internally developed brands or product lines is always considered to be core business. Our last acquisition occurred on December 30, 2011. Accordingly, for the three months ended November 30, 2013, all net sales revenue growth is organic growth from our core business, as shown in the table below.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended November 30,
	2013	2012

Prior year’s sales revenue, net	$374,599	$338,785

Components of net sales revenue change
Core business	6,131	7,738
Incremental net sales revenue from acquisitions:
PUR (three months in fiscal 2013)	-	28,076
Change in sales revenue, net	6,131	35,814
Sales revenue, net	$380,730	$374,599

Total net sales revenue growth	1.6%	10.6%
Core business	1.6%	2.3%
Acquisitions	-	8.3%

Impact of foreign currencies on net sales revenue:

During the three months ended November 30, 2013, we transacted approximately 16 percent of our net sales revenues in foreign currencies.  This compares to approximately 18 percent for the same period last year.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. For the three months ended November 30, 2013, the impact of net foreign currency exchange rate fluctuations decreased our international net sales revenue by approximately $1.60 million.  Most of the impact of these fluctuations affected sales in our Personal Care segment.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the three months ended November 30, 2013 increased $6.99 million, or 10.3 percent, to $74.78 million compared with $67.79 million for the same period last year. From a product perspective, the Housewares segment’s quarterly net sales revenue growth was principally driven by volume growth in kitchen tools and gadgets, baking, cleaning, and dry food storage.  From a customer perspective, growth continues to be driven by expanded shelf space and assortments at several key retailers, continued growth in internet sales, an expansion of the wholesale club business, and increased closeout activity in the third quarter of fiscal year 2014. Approximately $3.00 million of promotionally priced shipments moved into the third quarter of fiscal year 2014 based on order flow from our customers. These orders historically have shipped in the second quarter of the fiscal year. We expect the Housewares segment’s sales growth in the fourth quarter of fiscal year 2014 to be in the low to mid single digits, primarily due to the impact of certain fourth quarter fiscal year 2013 promotional programs in the wholesale club business, which will not re-occur this fiscal year.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the three months ended November 30, 2013 increased $7.58 million, or 4.8 percent, to $165.75 million compared with $158.17 million for the same period last year. Slight declines in volume and higher promotional allowances were offset by better selling price mix.  The air purification product category contributed to net sales revenue growth for the quarter, particularly a new line of quiet air cleaners featuring easy to clean permanent air filters.  Sales gains in higher-end thermometry and associated consumables, particularly in the professional channels, also contributed to net sales revenue growth.  The segment also experienced net sales revenue increases in water filtration and humidification products, largely as a result of new products and new distribution coupled with increased advertising and promotional activity.

Personal Care Segment - Net sales revenue in the Personal Care segment for the three months ended November 30, 2013 decreased $8.44 million, or 5.7 percent, to $140.20 million compared with $148.64 million for the same period last year.  The retail environment for this segment remains difficult and highly promotional. The decrease in net sales revenue was spread across all major product categories driven by volume declines, a shift in mix to lower priced goods and increased promotional allowances.  The domestic retail appliance product category continues to be negatively impacted by lost shelf space at a major retailer.  The grooming, skin care and hair care solutions product category continued to confront significant competitive product launches and associated promotional spending in hair care, inventory rationalization at large retailers, and changing customer order replenishment practices leading to elevated out-of-stock positions on retail shelves.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the three months ended November 30, 2013 decreased 0.8 percentage points to 38.8 percent compared to 39.6 percent for the same period last year.  Our consolidated gross profit margin continued to be unfavorably impacted by increased promotional program costs, the effect of foreign currency exchange rates on net sales revenue and the continuing trend of general product cost increases across all segments.  In addition, the growth of the Healthcare / Home Environment segment’s net sales revenue has a dilutive impact on gross margins because its overall gross margins are lower than our other two segments.

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

Selling, general and administrative expense:

SG&A decreased 1.3 percentage points, to 25.8 percent of net sales revenue for the three months ended November 30, 2013, compared to 27.1 percent for the same period last year.  The decrease in SG&A as a percentage of net sales revenue is primarily due to the combined effects of lower media advertising costs and the favorable comparative impact arising from a product packaging litigation expense recorded during the same quarter last year.  These expense reductions were partially offset by higher incentive compensation costs.

Operating income by segment:

The following tables set forth, for the periods indicated, our operating income by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Housewares	$15,278	$13,927	$1,351	9.7%	20.4%	20.5%
Healthcare / Home Environment	10,665	11,323	(658)	-5.8%	6.4%	7.2%
Personal Care	23,450	21,802	1,648	7.6%	16.7%	14.7%
Total operating income	$49,393	$47,052	$2,341	5.0%	13.0%	12.6%

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

Housewares Segment - The Housewares segment’s operating income for the three months ended November 30, 2013 increased $1.35 million, or 9.7 percent, compared to the same period last year. The increase in operating income for the period reported is principally due to an increase in net sales revenue and improved overall operating leverage, partially offset by the gross margin impact of higher closeout and wholesale club sales, and higher product costs.

Healthcare / Home Environment Segment - The Healthcare / Home Environment segment’s operating income for the three months ended November 30, 2013 decreased $0.66 million, or 5.8 percent, compared to the same period last year. The decrease in operating income was principally due to higher cooperative advertising and promotional allowances, certain incentive compensation costs exclusive to the segment, higher product costs and higher allocations of overhead.  These factors were partially offset by the combined effects of lower media advertising costs and the favorable comparative impact arising from a product packaging litigation expense recorded during the same quarter last year.

Personal Care Segment - The Personal Care segment’s operating income for the three months ended November 30, 2013 increased $1.65 million, or 7.6 percent, compared to the same period last year. The increase in operating income was principally due to lower media and cooperative advertising costs and lower outbound freight costs, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.

Interest expense:

Interest expense for the three months ended November 30, 2013 was $2.51 million compared to $3.23 million for the same period last year.  Interest expense was lower when compared to the same period last year principally due to lower levels of debt outstanding.

Income tax expense:

Income tax expense for the three months ended November 30, 2013 was $9.37 million, or 20.0 percent of income before taxes compared to $6.09 million, or 13.9 percent of income before taxes for the same period last year. The year-over-year comparison of our effective tax rate for the quarter was impacted by discrete items that were a benefit to tax expense in the third quarter of the prior fiscal year, and shifts in the mix of taxable income between our various tax jurisdictions.  We continue to expect our effective tax rate for the full fiscal year 2014 to range between 17.0 and 19.0 percent.

Net income:

Net income for the three months ended November 30, 2013 was essentially flat when compared to the same period last year.  An increase in operating income of $2.34 million and a decrease in interest expense of $0.72 million were offset by an increase in income taxes of $3.28 million.

Comparison of the nine months ended November 30, 2013 to the nine months ended November 30, 2012

Consolidated net sales revenue:

Consolidated net sales revenue for the nine months ended November 30, 2013 increased $42.41 million to $1,004.63 million compared to $962.22 million for the same period last year, an increase of 4.4 percent.  Net sales revenue in our Housewares segment increased $15.87 million, or 8.2 percent, when compared to the same period last year.  Net sales revenue in our Healthcare / Home Environment segment increased $33.34 million, or 8.5 percent, when compared to the same period last year.  Net sales revenue in our Personal Care segment decreased $6.79 million, or 1.8 percent, when compared to the same period last year.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we have historically provided an analysis of our net sales revenues in terms of organic growth from our core business (business owned and operated over the same fiscal period last year) and growth from acquisitions (business that we have acquired and operated for less than twelve months during each period presented).  Net sales revenue from internally developed brands or product lines is always considered to be core business. Our last acquisition occurred on December 30, 2011. Accordingly, for the nine months ended November 30, 2013, all net sales revenue growth is organic growth from our core business, as shown in the table below.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,
	2013	2012

Prior year’s sales revenue, net	$962,221	$887,672

Components of net sales revenue change
Core business	42,412	(4,070)
Incremental net sales revenue from acquisitions:
PUR (nine months in fiscal 2013)	-	78,619
Change in sales revenue, net	42,412	74,549
Sales revenue, net	$1,004,633	$962,221

Total net sales revenue growth	4.4%	8.4%
Core business	4.4%	-0.5%
Acquisitions	-	8.9%

Impact of foreign currencies on net sales revenue:

During the nine months ended November 30, 2013, we transacted approximately 15 percent of our net sales revenues in foreign currencies.  This compares to 17 percent for the same period last year.  These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes.  For the nine months ended November 30, 2013, the impact of net foreign currency exchange rate fluctuations decreased our international net sales revenue by approximately $3.70 million.  Most of the impact of these fluctuations affected sales in our Personal Care segment.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the nine months ended November 30, 2013 increased $15.87 million, or 8.2 percent, to $208.47 million compared with $192.61 million for the same period last year.  From a product perspective, the Housewares segment’s net sales revenue growth was principally driven by volume growth in kitchen tools and gadgets, baking, cleaning, and dry food storage. The segment also continues to expand the market penetration of our line of infant and toddler care products.  From a customer perspective, growth was driven by expanded shelf space and assortments at several key retailers, continued growth in internet sales, an expansion of the wholesale club business, and new customer distribution in the current fiscal year.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the nine months ended November 30, 2013 increased $33.34 million, or 8.5 percent, to $424.40 million compared with $391.06 million for the same period last year.  From a product perspective, growth in thermometry, water filtration, air purification and humidification products provided net sales revenue gains, which were partially offset by lost distribution in hot/cold therapy and weak insect control sales resulting from a cool, dry spring in North America that affected most participants in the market segment.  From a customer perspective, the segment has seen growth with customers in the mass retail, internet and home improvement channels.

Personal Care Segment - Net sales revenue in the Personal Care segment for the nine months ended November 30, 2013 decreased $6.79 million, or 1.8 percent, to $371.76 million compared with $378.55 million for the same period last year.  The segment has been contending with a difficult retail environment throughout the fiscal year.  Declines in our domestic retail appliance and grooming, skin care and hair care product categories were partially offset by a new European product distribution arrangement specific to the current fiscal year, year-over-year gains in domestic professional appliances and international growth.  The domestic retail appliance product category has been negatively impacted by lost shelf space at a major retailer and higher promotional discounts, which has been partially offset by increased distribution elsewhere.  The grooming, skin care and hair care solutions product category continues to confront significant competitive product launches and associated promotional spending in hair care, inventory rationalization at large retailers, and changing customer order replenishment practices leading to elevated out-of-stock positions on retail shelves.

Consolidated gross profit margin:

Consolidated gross profit margin as a percentage of net sales revenue for the nine months ended November 30, 2013 decreased 1.3 percentage points to 38.9 percent compared to 40.2 percent for the same period last year. Our consolidated gross profit margin continues to be unfavorably impacted by increased promotional program costs, the effect of foreign currency exchange rate fluctuations on net sales revenue and the continuing trend of general product cost increases across all segments.  In addition, the growth of the Healthcare / Home Environment segment’s net sales revenue has a dilutive impact on gross margins because its overall gross margins are lower than our other two segments.

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

Selling, general and administrative expense:

SG&A decreased 1.1 percentage points, to 27.7 percent of net sales revenue for the nine months ended November 30, 2013, compared to 28.8 percent for the same period last year.  The year-over-year decrease in SG&A as a percentage of net sales revenue is primarily due to: lower outbound freight and distribution costs, reduced media advertising costs and the favorable comparative impact arising from a product packaging litigation expense recorded during the third fiscal quarter last year.   These year-over-year expense reductions were partially offset by higher incentive compensation costs.

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

Operating income by segment:

The following tables set forth, for the periods indicated, our operating income by segment as a year-over-year percentage change and as a percentage of net sales revenue for each segment and the Company overall:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Nine Months Ended November 30,				% of Sales Revenue, net
	2013	2012	$ Change	% Change	2013	2012

Housewares	$41,506	$37,282	$4,224	11.3%	19.9%	19.4%
Healthcare / Home Environment	22,175	26,197	(4,022)	-15.4%	5.2%	6.7%
Personal Care	36,693	45,562	(8,869)	-19.5%	9.9%	12.0%
Total operating income	$100,374	$109,041	$(8,667)	-7.9%	10.0%	11.3%

See page 25 for an explanation of how we compute operating income for each segment.

Housewares Segment – The Housewares segment’s operating income for the nine months ended November 30, 2013 increased $4.22 million, or 11.3 percent, compared to the same period last year. The increase in operating income for the period reported is principally due to an increase in net sales revenue, improved overall operating leverage, and lower domestic distribution costs.  These favorable factors have been partially offset by higher product costs.

Healthcare / Home Environment Segment – The Healthcare / Home Environment segment’s operating income for the nine months ended November 30, 2013 decreased $4.02 million, or 15.4 percent, compared to the same period last year. The decrease in operating income was principally due to certain incentive compensation costs exclusive to the segment, higher product costs and higher allocations of overhead.  These factors were partially offset by the combined effects of lower media advertising costs and the favorable comparative impact arising from a product packaging litigation expense recorded during the third fiscal quarter last year.

Personal Care Segment – The Personal Care segment’s operating income for the nine months ended November 30, 2013 decreased $8.87 million, or 19.5 percent, compared to the same period last year. The decrease in operating income was principally due to a decline in sales, the impact of higher promotional allowances and cooperative advertising,  higher product costs, the unfavorable impact of foreign currency exchange rate fluctuations, increased incentive compensation cost allocations, and a non-cash asset impairment charge (as further discussed above under “Asset impairment charges”).  These unfavorable factors were partially offset by lower media advertising costs.

Interest expense:

Interest expense for the nine months ended November 30, 2013 was $7.65 million compared to $9.67 million for the same period last year.   Interest expense was lower when compared to the same period last year principally due to lower levels of debt outstanding.

Income tax expense:

Income tax expense for the nine months ended November 30, 2013 was $17.65 million, or 19.0 percent of income before taxes compared to $15.25 million, or 15.3 percent of income before taxes, for the same period last year.  The year-over-year comparison of our effective tax rate for the fiscal year-to-date was impacted by discrete items that were a benefit to tax expense in the third quarter of the prior fiscal year, and shifts in the mix of taxable income between our various tax jurisdictions. The fiscal year-to-date effective tax rate was also impacted by asset impairment charges of $12.05 million recorded during the first quarter of fiscal year 2014, for which the related tax benefit was only $0.02 million.  We continue to expect our effective tax rate for the full fiscal year 2014 to range between 17.0 and 19.0 percent.

Net income:

Net income for the nine months ended November 30, 2013 decreased by $8.93 million compared to the same period last year.  The decline is primarily due to the unfavorable impact of asset impairment charges of $12.03 million, net of tax, recorded during the first quarter of fiscal 2014 as a result of our annual evaluation of goodwill and indefinite-lived intangible assets, a higher effective tax rate year-over-year, as well as the other factors described above.

Income without impairments increased $3.11 million to $87.27 million for the nine months ended November 30, 2013, compared to $84.16 million for the same period last year.  The increase was due to organic net sales revenue growth of 4.4 percent, a 1.1 percentage point decline in SG&A and lower interest expense, partially offset by higher product costs and income taxes year-over-year.   The following table presents the comparative impact of the asset impairment charges on our net income, and basic and diluted earnings per share for the nine months ended November 30, 2013 and 2012:

IMPACT OF ASSET IMPAIRMENT CHARGES ON NET INCOME AND EARNINGS PER SHARE

(dollars in thousands, except per share data)

	Nine Months Ended November 30,		Basic Earnings per Share		Diluted Earnings per Share
	2013	2012	2013	2012	2013	2012

Net income, as reported	$75,233	$84,159	$2.35	$2.65	$2.33	$2.64
Asset impairment charges, net of tax	12,034	-	0.38	-	0.37	-
Income without impairments	$87,267	$84,159	$2.73	$2.65	$2.70	$2.64

The table shown above entitled “Impact of Asset Impairment Charges on Net Income and Earnings per Share” reports income and earnings per share, which exclude asset impairment charges. Income without impairments and earnings per share without impairments, as discussed in the preceding table, may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income.  We believe that income without impairments and earnings per share without impairments measures provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. We believe that income without impairments and earnings per share without impairments measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of asset impairment charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors.  We further believe that including the excluded asset impairment charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the impairments are incurred, even though asset impairment charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities.  The Company’s income without impairments and earnings per share without impairments measures are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other  companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital resources for the nine months ended November 30, 2013 and 2012 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Nine Months Ended November 30,
	2013	2012

Accounts Receivable Turnover (Days) (1)	65.5	62.7
Inventory Turnover (Times) (1)	2.7	2.7
Working Capital (in thousands)	$278,837	$217,033
Current Ratio	1.8 : 1	1.6 : 1
Ending Debt to Ending Equity Ratio (2)	21.3%	35.8%
Return on Average Equity (1)(3)	11.3%	13.7%

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

(3)      For the nine months ended November 30, 2013, a non-cash impairment charge of $12.05 million ($12.03 million after tax) had an unfavorable impact of 1.2 percentage points on return on average equity.

Operating activities:

Operating activities provided $91.11 million of cash during the first nine months of fiscal year 2014, compared to $24.33 million of cash provided during the same period in fiscal year 2013.  The increase in operating cash flow was primarily due to the timing of fluctuations in working capital components, particularly year-over-year changes in inventory activity, when compared to the same period last year.

Accounts receivable increased $59.98 million to $279.70 million as of November 30, 2013, compared to $219.72 million at the end of fiscal year 2013 due to seasonality in our business.  Accounts receivable turnover increased to 65.5 days at November 30, 2013 compared to 62.7 days at November 30, 2012.  This calculation is based on a rolling five quarter accounts receivable balance.

Inventories increased $9.02 million to $289.89 million as of November 30, 2013, compared to $280.87 million at the end of fiscal year 2013. The year-to-date inventory increase is primarily due to normal seasonal fluctuations.  Inventories at November 30, 2013 decreased $16.40 million compared to the November 30, 2012 balance of $306.29 million.  Inventory turnover was 2.7 times at November 30, 2013 and 2012.

Working capital was $278.84 million at November 30, 2013, compared to $217.03 million at November 30, 2012.  The increase in working capital over the last twelve months is primarily caused by the repayment of our debt.  Cash from operations was used to pay down $138.50 million of short-term debt and increased accounts receivable.  This was partially offset by the reclassification of $20.00 million and $75.00 million of long-term debt scheduled to mature in January 2014 and June 2014, respectively, as current liabilities.  As a result, our current ratio increased to 1.8:1 at November 30, 2013, compared to 1.6:1 at November 30, 2012.

Investing activities:

Investing activities used $38.56 million of cash during the nine months ended November 30, 2013. Highlights of those activities follow:

•                 We spent $29.92 million on building and improvements, primarily in connection with the construction of our new distribution facility in Olive Branch, Mississippi; and

•                 We spent $7.18 million on information technology infrastructure and other furniture and equipment,  $1.19 million on tools, molds and other capital asset additions and $0.27 million on the development of new patents.

Financing activities:

Financing activities used $36.62 million of cash during the nine months ended November 30, 2013.  Highlights of those activities follow:

•                 We had draws of $107.30 million against our revolving credit agreement;

•                 We repaid $184.40 million drawn against our revolving credit agreement;

•                 We had draws of $35.51 million against new debt to finance the construction of our new distribution facility in Olive Branch, Mississippi;

•                 We incurred $0.13 million in debt acquisition costs in connection with new long-term debt;

•                 Employees and certain members of our Board of Directors exercised options to purchase 170,859 shares of common stock, and employees purchased 20,028 shares of common stock through our Employee Stock Purchase Plan. These programs provided a combined $5.02 million of cash, including tax benefits;

•                 We paid $0.48 million in tax obligations in connection with the vesting of certain restricted stock grants to our Chief Executive Officer and members of our Board of Directors;

•                 We repurchased and retired 33,862 shares of common stock at an average price of $38.71 per share for a  total purchase price of $1.31 million; and

•                 Share-based compensation expenses provided $1.88 million in current tax benefits.

Revolving Line of Credit Agreement and Other Debt Agreements:

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., that provides for an unsecured total revolving commitment of up to $250.00 million. The commitment under the Credit Agreement terminates on December 30, 2015. With each borrowing, we can elect the interest rate method based on our funding needs at the time. Borrowings under the Credit Agreement accrue interest at a base rate plus a margin of 0.00 to 1.125 percent per annum based on the Leverage Ratio (as defined in the Credit Agreement) at the time of borrowing. The base rate is equal to the highest of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50 percent, Bank of America’s prime rate or the one-month LIBOR rate plus 1.00 percent. Alternatively, if we elect, borrowings accrue interest based on the respective one-, two-, three-, or six-month LIBOR rate plus a margin of 1.00 to 2.125 percent per annum based upon the Leverage Ratio at the time of the borrowing. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2013, the outstanding revolving loan principal balance was $4.90 million and there were $0.28 million of open letters of credit outstanding against the Credit Agreement. For the three- and nine-months ended November 30, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.17 to 3.25 percent and 1.17 to 3.63 percent, respectively. For both the three- and nine-month periods ended November 30, 2012, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.59 to 4.00 percent. As of November 30, 2013, the amount available for borrowings under the Credit Agreement was $244.82 million.

In addition to the Credit Agreement, at November 30, 2013, we had an aggregate principal balance of $175.00 million of Senior Notes with varying maturities due between January 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. $75.00 million of the debt can be prepaid without penalty and $100.00 million of the debt is subject to a “make-whole” premium if repaid before maturity.

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly owned subsidiary of the Company, entered into a Loan Agreement, dated as of March 1, 2013, with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $38.00 million of taxable industrial development revenue bonds (the “Bonds”). The Bonds are issued under a Trust Indenture (the “IRB Indenture”), between the MBFC and Deutsche Bank National Trust Company, as trustee. Interim draws, accumulating up to a $38.00 million aggregate maximum, may be made through March 20, 2014. The Bonds and the related loan to Kaz USA (the “MBFC Loan”) will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent depending upon the leverage ratio at the time of the borrowing or (b) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage ratio at the time of the borrowing. The Base Rate is equal to the highest of (i) the federal funds rate for the day, plus 0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 percent. The proceeds of the MBFC Loan have been used by Kaz USA to finance the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi.

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

The table below provides the formulas for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	$530 Million + 100% of Increase in
	Equity Due to Sale of Equity Interests	$260 Million	$500 Million
	After August 31, 2010	+	+
	+	25% of Fiscal Quarter Net Earnings	25% of Fiscal Quarter Net Earnings
	40% of Fiscal Quarter Net Earnings	After February 29, 2004 (1)	After August 31, 2010 (1)
After August 31, 2010 (1)
Interest Coverage Ratio	EBIT (2)	None	EBIT (2)
	÷		÷
	Interest Expense (2)		Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷	÷
	[EBITDA (2) + Pro Forma Effect of	Total Capitalization (3)	[ EBITDA (2) + Pro Forma Effect of Acquisitions ]
Acquisitions]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at November 30, 2013, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED NOVEMBER 30:

(in thousands)

		2014	2015	2016	2017	2018	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$100,000	$20,000	$20,000	$20,000	$20,000	$20,000	$-
Term debt - floating rate (1)	110,509	76,900	1,900	3,800	5,700	1,900	20,309
Long-term incentive plan payouts	10,372	3,811	3,350	1,978	1,233	-	-
Interest on fixed rate debt	8,255	3,211	2,431	1,651	871	91	-
Interest on floating rate debt (1)	5,053	3,039	375	336	276	242	785
Open purchase orders	195,614	195,614	-	-	-	-	-
Long-term purchase commitments	3,029	606	606	606	606	605	-
Minimum royalty payments	80,059	12,733	12,758	12,757	9,690	9,464	22,657
Advertising and promotional	52,577	8,016	5,134	5,237	5,342	5,449	23,399
Operating leases	11,356	4,016	2,783	1,711	1,342	1,199	305
Capital spending commitments	636	636	-	-	-	-	-
Total contractual obligations (2)	$577,460	$328,582	$49,337	$48,076	$45,060	$38,950	$67,455

(1)      The Company uses an interest rate hedge agreement (the “swap”) in conjunction with its unsecured, floating interest rate, $75.00 million Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2013, we have recorded a provision for our uncertain tax positions of $15.52 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions.  Therefore, we have excluded these tax liabilities from the table above.

During fiscal year 2012, we entered into certain employment and incentive compensation agreements with Gerald Rubin, our Chief Executive Officer and President (the “CEO”).  The base and incentive compensation provisions of these agreements remain effective for fiscal years 2014 and 2015. Substantially all of the CEO’s compensation pursuant to these agreements is performance-based and contingent upon our achievement of specified performance goals. The performance-based compensation is made up of the following three components:

•                 Restricted Stock Units - The CEO received a grant of 700,000 performance-based restricted stock units (“Performance RSUs”), which may be earned in tranches based on the Company’s achievement of specified performance goals for fiscal years ending 2013, 2014 and 2015. The CEO earned 100,000 of the performance-based RSUs for the fiscal year ended February 28, 2013.  All earned Performance RSUs are subject to additional time-based vesting requirements. Up to 200,000 Performance RSUs may be earned based on the Company’s achievement of the specified performance goals for fiscal year 2014. With respect to fiscal year 2015, up to 700,000 Performance RSUs (less the number of Performance RSUs previously earned) may be earned based on the Company’s achievement of either the specified performance goal for fiscal year 2015 or the three year average performance goal for the three fiscal years 2013 through 2015. A portion of the Performance RSUs earned in fiscal year 2013 and any Performance RSUs earned in fiscal year 2014 are subject to annual vesting requirements through fiscal year 2015. The Performance RSUs had a fair value at the date of grant of $32.88 per share for a grant date fair value of $23.02 million. Compensation expense associated with Performance RSUs is equal to the market value of our common stock on the date of the grant multiplied by the number of Performance RSUs vesting during any given period. Expense for each tranche must be estimated until earned, subject to a probability assessment of achieving the performance criteria specified for the tranche. We are recording the expense for each tranche over the related vesting and service periods in SG&A.

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

Current and future capital needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  These requirements include $20.00 million of annual principal payments on the $100.00 million Senior Notes, beginning in January 2014,  principal payments on the $38.00 million MBFC Loan beginning in March 2014, and the repayment in full of $75.00 million of Senior Notes in June 2014. We expect our remaining capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet.  In addition, we continue to evaluate acquisition opportunities on a regular basis and may augment our internal growth with acquisitions of complementary businesses or product lines. We may finance acquisition activity with available cash, the issuance of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three- and nine-month periods ended November 30, 2013, approximately 16 and 15 percent, respectively, of our net sales revenue was in foreign currencies.  During the three- and nine-month periods ended November 30, 2012, approximately 18 and 17 percent, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign currency exchange gains and losses from remeasurement are recognized in SG&A.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During the first nine months of fiscal year 2014, the Chinese Renminbi appreciated against the U.S. Dollar approximately 3 percent.  During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During fiscal years 2012 and 2011, the Chinese Renminbi appreciated against the U.S. Dollar approximately 4 percent each period. To the extent the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar continues to evolve. Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest Rate Risk:

Interest on our outstanding debt as of November 30, 2013 is both floating and fixed.  Fixed rates are in place on $100.00 million of Senior Notes at 3.90 percent, while floating rates are in place on $4.90 million of borrowings under our Credit Agreement, $35.51 million of interim draws under our MBFC Loan and $75.00 million of Senior Notes due June 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under the Credit Agreement and MBFC Loan. The floating rate Senior Notes due June 2014 reset as described in Note 9 in the accompanying consolidated condensed financial statements, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate $75.00 million of Senior Notes due June 2014 using an interest rate swap.  As of November 30, 2013, the swap converted an aggregate notional principal amount of $75.00 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75.00 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.25 percent as of November 30, 2013 on the same notional amounts.  The fixed rate side of the swap will not change over its life.  The floating rate payments are reset quarterly based on three month LIBOR.  The resets are concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap is used to reduce our risk of increased interest costs; however, when interest rates drop significantly below the swap rate, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

November 30, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Non-current

Foreign currency contracts - sell Euro	Cash flow	6/2014	€6,350	$-	$107	$-
Foreign currency contracts - sell Pounds	Cash flow	8/2014	£5,250	-	316	-
Interest rate swap	Cash flow	6/2014	$75,000	-	2,136	-
Total fair value				$-	$2,559	$-

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Non-current

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

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

•                 our geographic concentration of certain U.S. distribution facilities, which at certain times operate close to capacity, increases our exposure to significant shipping disruptions and added shipping and storage costs;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2013. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2013, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of November 30, 2013, we were authorized by our Board of Directors to purchase up to 2,910,487 shares of common stock in the open market or through private transactions.  Unless extended by our Board of Directors, the existing repurchase program ends on October 31, 2014. Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended November 30, 2013, no shares of common stock were tendered by employees in “net exercise” transactions.  In addition, there were no open market common stock repurchases by the Company.  Accordingly, the following schedule shows no purchase activity for the three month period ended November 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 through September 30, 2013	-	$-	-	2,910,487
October 1 through October 31, 2013	-	-	-	2,910,487
November 1 through November 30, 2013	-	-	-	2,910,487
Total	-	$-	-

ITEM 6.      EXHIBITS

(a)	Exhibits

	31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed herewith.

	**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: January 9, 2014	/s/ Gerald J. Rubin
Gerald J. Rubin
Chairman of the Board, Chief Executive Officer and President

Date: January 9, 2014	/s/ Thomas J. Benson
Thomas J. Benson
Senior Vice President
and Chief Financial Officer

Date: January 9, 2014	/s/ Richard J. Oppenheim
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