Form 10-K
period 2014-02-28
HELEN OF TROY LTD
filed 2014-04-29
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐ No ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2013, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $1,210,686,000.

As of April 21, 2014 there were 28,595,094 common shares, $.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2014 Annual General Meeting of Shareholders.

CERTAIN CONVENTIONS USED IN THIS REPORT

In this report and accompanying consolidated financial statements and notes thereto, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we” , “us”, or “our” refer to Helen of Troy Limited and its subsidiaries, and amounts are expressed in thousands of U.S. Dollars.  We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries.  References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks and / or other intellectual property rights of the Company and other parties in the United States and other jurisdictions.  The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right.  All trademarks, trade names, service marks and logos referenced herein belong to their respective owners.  References to “the FASB” refer to the Financial Accounting Standards Board.  References to “GAAP” refer to U.S. generally accepted accounting principles.  References to “ASC” refer to the codification of U.S. GAAP in the Accounting Standards Codification issued by the FASB.

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

•                 our relationships with key customers and licensors;

•                 our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn;

•                 expectations regarding our recent and future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

•                 foreign currency exchange rate fluctuations;

•                 disruptions in U.S., Euro zone and other international credit markets;

•                 risks associated with weather conditions;

•                 our dependence on foreign sources of supply and foreign manufacturing, and associated operational risks including but not limited to long lead times, consistent local labor availability and capacity, and timely availability of sufficient shipping carrier capacity;

•                 the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;

•                 our geographic concentration of certain U.S. distribution facilities increases our exposure to significant shipping disruptions and added shipping and storage costs;

•                 difficulties encountered during the transition of certain businesses to our new distribution facility could interrupt our logistical systems and cause shipping disruptions;

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

•                 debt leverage and the constraints it may impose on our cash resources and ability to operate our business;

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

PART I

ITEM 1.  BUSINESS

GENERAL

We are a global consumer products company offering creative solutions for our customers through a strong portfolio of well-recognized and widely-trusted brands. We have built our market positions through new product innovation, product quality and competitive pricing. Our products are used every day by people around the world to help meet their household, health and beauty needs. We were incorporated as Helen of Troy Corporation in Texas in 1968 and reincorporated as Helen of Troy Limited in Bermuda in 1994. We have three business segments: Housewares, Healthcare / Home Environment and Personal Care.

Our Housewares segment reports the operations of the OXO family of brands whose product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products.  Key brands include OXO, Good Grips, Soft Works, OXO tot, and OXO Steel.

Our Healthcare / Home Environment segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable  heaters, fans, air purifiers, and insect control devices. Key brands include Vicks, Braun, Honeywell, PUR, Febreze, Stinger, Duracraft, and SoftHeat.

Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal  care and grooming products. Key brands include Revlon, Vidal Sassoon, Dr. Scholl’s, Toni&Guy, Sure, Pert Plus, Infusium 23, Brut, Ammens, Hot Tools, Bed Head, Karina, Sea Breeze, and Gold ‘N Hot.

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

On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of approximately $160 million.  The acquisition was funded entirely with short-term debt.  Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business.  PUR’s product lines include faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters.  We are operating the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S.  We have completed the integration of PUR into our operating structure.

Fiscal Year 2014 Operating Initiatives

In fiscal year 2014, we made the following progress on key initiatives:

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

•                 We commenced shipments out of our new 1.3 million square foot distribution facility in Olive Branch, Mississippi during the first week of September 2013. The new facility will consolidate the distribution operations of both our Personal Care and Healthcare / Home Environment segments’ appliance businesses. We have completed the move of our domestic Healthcare / Home Environment distribution operation out of its previously leased Memphis, Tennessee location and have terminated the lease associated with the facility as of October 31, 2013. We are in the process of completing the transition of our domestic Personal Care segment appliance distribution operation to the new facility, which we expect to complete in the first quarter of fiscal year 2015.

These investments have improved the infrastructure that supports our current business, have staged us for additional operating efficiencies over the foreseeable future and have provided a platform for further growth.

Recent Developments

On January 14, 2014, the Company and Gerald J. Rubin, our former Chief Executive Officer and President (the “former CEO”), entered into a separation agreement (the “Separation Agreement”).  Pursuant to the Separation Agreement, the former CEO ceased serving as the Chief Executive Officer and President and resigned as a director of the Company, effective January 14, 2014, but remained an employee of the Company through February 28, 2014.  With the former CEO stepping down, the Board of Directors implemented its succession plan, appointing Julien R. Mininberg as Chief Executive Officer of the Company, effective March 1, 2014.  The former CEO’s employment with the Company was considered a termination without cause under the terms of his employment agreement. As a result, in connection with the termination of his employment, Mr. Rubin will only receive the amounts or payments due to him under the employment agreement for a termination of employment without cause as of February 28, 2014.  As a result of the Separation Agreement, the Company recorded a charge of $16.34 million (after tax) in the fourth quarter of fiscal year 2014, which accrued for liabilities and associated legal costs as a result of the separation.

Mr. Rubin provided exceptional leadership and dedication to the Company for over four decades, guiding Helen of Troy from a small family business to a multinational organization with revenues for fiscal year 2014 exceeding $1.3 billion. We are very grateful for Mr. Rubin’s stewardship and years of service.

For additional financial information regarding Mr. Rubin’s departure and the appointment of Mr. Mininberg as the succeeding Chief Executive Officer, see Notes (13), (14) and (15) to the accompanying consolidated financial statements.

On February 6, 2014 the Company announced that based upon a thorough and ongoing evaluation of opportunities to enhance long-term value for shareholders, its Board of Directors had authorized the purchase of $550 million of its outstanding shares of common stock to return to shareholders capital not otherwise deployed for strategic acquisitions. The repurchase plan represents approximately 28.9 percent of our then outstanding common stock and superseded the previous resolution in place. As part of the initial execution of the repurchase plan, on February 10, 2014, the Company commenced a modified “Dutch auction” tender offer to repurchase up to $300 million in value of its shares of common stock, which expired on March 10, 2014. An aggregate of 3,693,816 shares of common stock were tendered at or below the final purchase price of $66.50 per share for an aggregate purchase price of approximately $245.64 million (not including fees and expenses relating to the tender offer). The shares repurchased represented approximately 11.5 percent of our outstanding shares of common stock as of February 5, 2014. See Note (21) to the accompanying consolidated financial statements for additional information regarding the completion of the “Dutch auction” tender offer. Over the next three years, the repurchase plan will allow the additional shares to be repurchased through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares repurchased and the timing of the repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

Company Strategy

As we look to the future, we have adopted a new way of looking at our strategic choices to improve the focus of our business segments and corporate shared service organization. These choices will guide us regarding where we will operate and how we will achieve our goals in markets around the world. The overall design of our business and organizational plan is intended to create sustainable growth and improve organizational capability.

•                 Invest in our core businesses. We have developed a portfolio of brands that are clear market leaders or have a path to substantially grow their market position in attractive categories. We believe that prudent investment in new products, new go-to-market plans and new marketing activities can grow them organically. We plan to increase investment in those with the most promising potential.

•                 Sharpen our portfolio. We have a track record of successful acquisition and are continually looking for new businesses and opportunities to expand in categories and geographies where we believe we have critical mass and can develop a competitive advantage. We are also constantly assessing our full suite of businesses to ensure each is a good fit with our long-term plans.

•                 Invest in innovation. We have a long history of developing or acquiring new technologies, new products that improve consumers’ lives and new designs to differentiate our products from competitors. We are increasing our focus on innovation both in our core categories and product adjacencies. We are also focusing on initiatives that create commercial value for existing leadership products in order to increase their appeal and accelerate their organic growth.

•                 Improve our organization and people systems. Our employees are our most valuable asset. Attracting, retaining and developing talent is a key focus area. To help us deliver strong business results, we are sharpening our organizational structure, compensations systems and building a culture based on the values we believe will help us win in both the short- and long-term.

•                 Best-in-class supply chain. We have developed an outstanding, diversified base of suppliers in North America, China and Mexico. We have also invested heavily in our warehouses and information technology systems. We strive to continuously improve our existing supplier base and infrastructure, and to develop new manufacturing partners to ensure our products are innovative, on time, on cost, and on quality.

•                 Asset efficiency. As we manage our businesses for long-term growth and success in the marketplace, we are also looking to manage our overall base of assets and capital structure to increase shareholder value. We are focused on maximizing cash flow, controlling our costs, increasing the efficiency of the capital we deploy, and optimizing working capital assets such as inventory and accounts receivable through improved systems. We are also optimizing our capital structure, with the selective use of leverage to invest in acquisition and, where appropriate, return of capital to shareholders.

We present financial information by operating segment in Note (20) to the accompanying consolidated financial statements. The matters discussed in this Item 1., “Business,” pertain to all existing operating segments, unless otherwise specified.

TRADEMARKS, PATENTS AND PRODUCTS

We sell certain of our products under trademarks licensed from third parties.  We also market products under a number of trademarks that we own.  The following is a representative listing of some of the more important trademarks by segment and major product category:

SEGMENT	PRODUCT CATEGORY	OWNED TRADEMARKS	LICENSED TRADEMARKS

Housewares		OXO®, Good Grips®, SoftWorks®, OXO tot®, OXO SteeL®
Healthcare / Home Environment	Healthcare	SoftHeat®, Protec®, SmartTemp®	Braun®, Vicks®
	Water Filtration	PUR®
	Home Environment	Duracraft®, Stinger®, Nosquito®	Honeywell®, Febreze®
Personal Care	Retail and Professional Appliances and Accessories	PRO Beauty Tools®, Karina®, HOT Tools®, Gold ‘N Hot®, Carel®, Comare®, Shear Technology®, DCNL®	Revlon ® (1), Vidal Sassoon®, Dr. Scholls®, Scholl®, Toni&Guy®, Bed Head®
	Grooming, Skin Care and Hair Care Solutions	Brut®, Infusium 23®, Pert Plus®, Sure®, Ammens®, Ogilvie®, Final Net®	Sea Breeze®

(1)      The remaining duration of the Revlon license agreements, including renewal terms, is approximately 50 years.

Licensed Trademarks

The Personal Care and Healthcare / Home Environment segments depend upon the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue.  New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes and some require us to make minimum levels of advertising expenditures.  If we decide to renew upon expiration of their current terms, we may be required to pay prescribed renewal fees for certain agreements at the time of that election or we may be unable to renegotiate acceptable terms that will allow for renewal.

We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world. In addition, we believe our brands have an established reputation for quality, reliability and value.

Patents, Other Intellectual Property and Infringement Considerations

Helen of Troy maintains utility and design patents in the United States and several foreign countries.  We believe the loss of the protection afforded by any one of these patents would not have a material adverse effect on our business as a whole.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

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

Housewares

Food preparation tools and gadgets, food storage containers, cutlery, household cleaning tools, tea, coffee and hydration products, bathroom accessories, storage and organization products, and baby and toddler care products

Healthcare / Home Environment	Healthcare	Thermometers, blood pressure monitors, humidifiers, heating pads, and hot / cold wraps
	Water Filtration	Faucet mount water filtration systems, pitcher based water filtration systems and refrigerator filters
	Home Environment	Air purifiers, heaters, fans, humidifiers, dehumidifiers, and insect control
Personal Care	Retail and Professional Appliances and Accessories

Curling irons, straightening irons, hot air brushes, hand-held dryers, hard and soft-bonnet hair dryers, hair setters, facial and skin care appliances, foot care appliances, hair clippers and trimmers, hand held and lighted mirrors, hair brushes, hair styling implements, and decorative hair accessories

	Grooming, Skin Care and Hair Care Solutions	Liquid hair styling products, treatments, conditioners, shampoos, liquid and / or medicated skin care products, fragrances, deodorants, and antiperspirants

Innovation is a core strategy of the Company. We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our market positions.  Overall, in fiscal year 2014, we shipped 430 new products across all of our categories.  Currently, approximately 440 additional new products are in our product development pipeline for expected introduction in fiscal year 2015.

SALES AND MARKETING

We now market our products in approximately 85 countries throughout the world.  Sales within the United States comprised 77, 79 and 77 percent of total net sales revenue in fiscal years 2014, 2013 and 2012, respectively.  We sell our products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, catalogs, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly online to end user consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

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

We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our non-licensed products through television advertising and various media, including consumer and trade magazines, extensive in-store and customer cooperative advertising, company websites, social media websites, other digital media and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers in the Far East, primarily in China, to manufacture a significant portion of our products in the Personal Care segment appliance and accessories, Housewares segment product categories, Healthcare, Water Filtration and Home Environment segment product categories.  Our mix of Far East manufacturing has declined since fiscal year 2012 as the Healthcare / Home Environment segment has become a larger part of our business.  This segment sources a higher proportion of its products in both the U.S. and Mexico.  For a discussion regarding our dependency on third-party manufacturers, see Item 1A., “Risk Factors.”  For fiscal years 2014, 2013 and 2012, cost of goods sold manufactured by vendors in the Far East comprised approximately 67, 66 and 78 percent, respectively, of consolidated cost of goods sold.

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

In total, we occupy approximately 3,381,000 square feet of distribution space in various locations to support our operations, which includes a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 1,300,000 square foot distribution center in Olive Branch, Mississippi, used to support a significant portion of our domestic distribution. We began shipping Healthcare / Home Environment segment appliance products out of the Olive Branch facility during the first week of September 2013. This facility will consolidate the distribution operations of both our Personal Care and Healthcare / Home Environment segments’ appliance businesses. We moved the domestic Healthcare / Home Environment segment distribution operation out of its previously leased Memphis, Tennessee location during fiscal year 2014 and have terminated the lease associated with the facility as of October 31, 2013. We are in the process of completing the transition of our domestic Personal Care segment appliance distribution operation to the new facility in the first quarter of fiscal year 2015. The project remains on schedule and on budget. Approximately 68 percent of our consolidated gross sales volume shipped from these three facilities in fiscal year 2014. For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.”

Products that are manufactured in the Far East and sold in North America are shipped to the West Coast of the United States and Canada. The products are then shipped by truck or rail service to distribution centers in El Paso, Texas; Southaven, Mississippi; Olive Branch, Mississippi; and Toronto, Canada, or directly to customers. We ship substantially all products to North American customers from these distribution centers by ground transportation services. Products sold outside the United States and Canada are shipped from manufacturers, primarily in the Far East, to distribution centers in Belgium, the United Kingdom, Mexico, Hong Kong or directly to customers. We then ship products stored at these international  distribution centers to distributors or retailers.

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its worldwide affiliates) accounted for approximately 19, 19 and 20 percent of our consolidated net sales revenue in fiscal years 2014, 2013 and 2012, respectively.  Sales to our second largest customer, Target Corporation, in the United States and Canada, accounted for approximately 11 percent of our consolidated net sales revenue in fiscal years 2014, 2013 and 2012, respectively.  No other customers accounted for 10 percent or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 43, 42 and 44 percent of our consolidated net sales revenue in fiscal years 2014, 2013 and 2012, respectively.

ORDER BACKLOG

When placing orders, our retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

COMPETITIVE CONDITIONS

The markets in which we sell our products are very competitive and mature. The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers with strong negotiating power. The growth in internet sales both by traditional retailers and pure online retailers such as Amazon.com have begun to erode market share at “brick-and-mortar” retailers. Current trends among retailers include fostering high levels of competition among suppliers, insistence on maintaining or reducing prices and the requirement to deliver products in shorter lead times, and significant closings of domestic locations by underperforming retail chains. Certain retailers continue to source and sell products under their own private label brands that compete with our Company’s products. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers, some of which have been built over 30 years or more of working together. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label products in most categories. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and rapidly adaptive marketing  and distribution approaches.

The following table summarizes our primary competitors by business segment:

SEGMENT	PRODUCT CATEGORY	PRIMARY COMPETITORS
Housewares

Lifetime Brands, Inc. (KitchenAid), Zyliss AG, Wilton Industries, Inc. (Copco), Simplehuman LLC, Casabella Holdings LLC, Interdesign, Inc., Boon Inc., Ignite USA, LLC (Contigo), PMI (Aladdin), Munchkin, Inc., Skip Hop, Inc., Chef’n, Progressive International and Stokke AS.

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

	Grooming, Skin Care and Hair Care Solutions	The Procter & Gamble Company, L’Oréal Group, Unilever N.V., Colgate-Palmolive Company, Beirsdorf AG, Coty Inc., and KAO Brands Company

Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

The following table shows our seasonality over the latest three fiscal years.

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE

	Fiscal Years Ended
Fiscal Quarter Ended	2014	2013	2012

May	23.1%	23.3%	23.0%
August	24.3%	22.3%	23.5%
November	28.9%	29.1%	28.7%
February	23.7%	25.3%	24.9%

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

Additionally, an emerging trend with both governments and our retail customers is to prescribe public and private social accountability reporting requirements regarding our worldwide business activities.  In our product space, some requirements have already been mandated and we believe others may become required.  Examples of current requirements include conflict minerals content reporting and reporting of foreign fair labor practices in connection with our supply chain vendors.

We believe that we are in material compliance with these laws, regulations and other reporting requirements. Further, the cost of maintaining compliance has not had a material adverse effect on our business, consolidated results of operations and consolidated financial condition, nor do we expect it to do so in the foreseeable future.  Due to the nature of our operations and the frequently changing nature of compliance and social reporting standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with all applicable laws, regulations and other reporting mandates.

EMPLOYEES

As of February 28, 2014, we employed 1,495 full-time employees world-wide.  We also use temporary, part-time and seasonal employees as needed.  None of our U.S. employees are covered by a collective bargaining agreement.  Certain of our employees in Europe are covered by collective arrangements in accordance with local practice.  We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.

GEOGRAPHIC AND SEGMENT INFORMATION

Note (20) to our accompanying consolidated financial statements contains geographic and segment information concerning our net sales revenue, long-lived assets and operating income.

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

ITEM 1A.  RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties.  When evaluating us and our business before making a decision regarding investment in our securities, potential investors should carefully consider the risk factors and uncertainties described below, together with other information contained in this report.  If any of the events or circumstances described below or elsewhere in this report actually occur, they could adversely effect our business and operating results.  The risks listed below are not the only risks that we face.  Additional risks that are presently unknown to us or that we currently believe are not significant may also impact our business operations.

We rely on our Chief Executive Officer and a limited number of other key senior officers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

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

A few customers account for a substantial percentage of our net sales revenue.  Our financial condition and results of operations could suffer if we lost all or a portion of the sales to any one of these customers.  In particular, sales to our first and second largest customers accounted for approximately 19 and 11 percent, respectively, of our consolidated net sales revenue in fiscal year 2014.  While only two customers individually accounted for 10 percent or more of our consolidated net sales revenue in fiscal year 2014, sales to our top five customers accounted for approximately 43 percent of fiscal year 2014 consolidated net sales revenue.  We expect that a small group of customers will continue to account for a significant portion of our net sales revenue.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations.

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

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which includes super centers and warehouse club stores.  In addition, the growth in internet sales both by large traditional retailers and pure online retailers such as Amazon.com has begun to reach a critical mass. This trend has resulted in the increased size and influence of these types of customers. Additionally, certain of these customers source and sell products under their own private label brands that compete with our products.  As certain large customers and online retailers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers.  These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship.  If we do not effectively respond to these demands, these customers could decrease their purchases from us.  A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Asia and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices and consumer confidence, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of a prolonged recovery from the most recent global recession, many consumers have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit, recent increases in U.S. payroll and income taxes, the expiration of extended unemployment and food stamp benefits in the U.S. and similar such government program curtailments in certain European countries, a lack of clarity for many U.S. consumers regarding their personal health care costs, and slow-to-recover housing prices, among other things.  The modest and protracted recovery from the recession in the United States, the United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business may continue to cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, financial condition and results of operations.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S., and increasingly elsewhere, has been characterized by intense competition among retailers and the growth in internet sales both by traditional retailers and pure online retailers such as Amazon.com. Because such competition, particularly when weak retail economies exist, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers.  A deterioration of any of our key retail economies, could have a material adverse effect on our business, financial condition and results of operations.

Expectations regarding past acquisitions, and any future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses, may adversely affect the price of our common stock.

We continue to look for opportunities to make complementary strategic business and / or brand acquisitions.  Past and future acquisitions, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.  In addition, any acquisition involves numerous risks, including:

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

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States.  The Company transacts a significant portion of its business in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes.  Additionally, we purchase a substantial amount of our products from Chinese manufacturers. During fiscal years 2014 and 2012, the Chinese Renminbi appreciated against the U.S. Dollar approximately 3 and 4 percent, respectively.  During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. Although our purchases from China are in U.S. Dollars, if the Chinese Renminbi continues to appreciate against the U.S. Dollar, the costs of our products will likely rise over time because of the impact the fluctuations will have on our suppliers, and we may not be able to pass on any or all of these price increases to our customers.

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

Disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to our customer base and the Company. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. The failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and / or brand acquisitions. This could have a material adverse effect on our business, financial condition and results of operations.

Our business continues to become more subject to weather conditions which can cause our operating results to vary from quarter to quarter.

With the acquisition and growth of our Healthcare / Home Environment segment, our sales have become more subject to weather conditions. Sales volumes for thermometry, humidifiers and heating appliances are higher during and subject to the severity of the cold weather months, while sales of fans, dehumidifiers and insect control devices are higher during and subject to weather conditions in spring and summer months. Weather conditions can also more broadly impact sales across the organization. For instance, natural disasters (i.e., hurricanes and ice storms) or unusually severe winter weather may result in temporary unanticipated reductions in retail traffic and consumer demand. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America, Europe and other countries.  China has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the cost of products manufactured in China.  Many of our suppliers in China continue to experience labor shortages, which could result in future supply delays and disruptions and have resulted in a substantial increase in labor costs over the last three fiscal years.  Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business.  This could have an adverse impact on product availability and quality.  The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation.  Higher general inflation rates will require manufacturers to continue to seek increased product prices.  During fiscal years 2014 and 2012, the Chinese Renminbi appreciated against the U.S. Dollar approximately 3 and 4 percent, respectively.  During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If the

Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.  Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, financial condition and results of operations.

High costs of raw materials and energy may result in increased cost of goods sold and certain operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations.  Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes.  Changes in the cost of fuel as a result of Middle East tensions and related political instabilities may continue to drive up fuel prices resulting in higher transportation prices and product costs.  The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses.  Our results of operations could be adversely affected by future increases in these costs.  We have had some success in implementing price increases to our customers or passing on product cost increases by moving customers to newer product models with enhancements that justify higher prices, and we intend to continue these efforts.  We can make no assurances that these efforts will be successful in the future or will materially offset the cost increases we may incur.

Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity.  These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner.  Such disruptions could have a material adverse effect on our business.

To make our distribution operations more efficient, we have consolidated most of our U.S. distribution, receiving and storage functions into two distribution facilities in northern Mississippi. Approximately 68 percent of our consolidated gross sales volume shipped from facilities in this region in fiscal year 2014. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely effect our business and operating results.

Additionally, our U.S. distribution operations may incur capacity constraints during peak shipping periods as we continue to grow our sales revenue through a combination of organic growth and acquisitions. These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business, financial condition and results of operations.

Any difficulties encountered during the first quarter of fiscal year 2015 transition of certain Personal Care appliance inventories and staffing from a former facility to a new facility in Olive Branch, Mississippi, could interrupt our logistical systems and could have a material adverse impact on our business.

As previously discussed in further detail under Item 1. Business, “Manufacturing and Distribution”, we commenced shipments out of our new 1.3 million square foot distribution facility in Olive Branch, Mississippi during the first week of September 2013. The new facility will consolidate the distribution operations of both our Personal Care and Healthcare / Home Environment appliance businesses. We have moved the domestic Healthcare / Home Environment distribution operation out of its previously leased Memphis, Tennessee location and have terminated the lease associated with the facility. We expect to complete the transition of our domestic Personal Care appliance distribution operation to the new facility in the first quarter of fiscal year 2015. During these transitions, there is a risk for warehouse order processing and shipment delays as a result of the impacts of new software installations, adapting to new equipment and processes, and the training of new employees. Any resulting interruption in our logistical systems could impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. These and other factors described above could have a material and adverse affect on our business, financial condition and results of operations.

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

The economies of foreign countries important to our operations, including countries in Asia, Europe and Latin America, could suffer slower economic growth or economic, social and / or political instability or hyperinflation in the future. Our international operations in countries in Asia, Europe and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

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

Should any of these events occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our international operations, and / or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, financial condition and results of operations.

We incurred significant debt and may incur additional debt to fund future acquisitions, share repurchases and capital expenditures, which could have an adverse impact on our business and profitability.

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

We rely on central Global Enterprise Resource Planning (“ERP”) systems and other peripheral information systems. Obsolescence or interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

We now conduct most of our businesses under a single ERP system. Our operations are largely dependent on this system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. In fiscal years 2011 and 2012, we converted our ERP systems to a more updated version of our software provider’s system. During that timeframe, all significant operating units within the Personal Care and Housewares segments converted to the new version. During fiscal year 2014, our Healthcare / Home Environment segment converted from its legacy ERP system onto our global ERP system. We are constantly upgrading and adding functionality to the overall system with key enhancements currently underway in the product development and finance areas. Testing of any new subsystems before active deployment often requires significant additional effort across much of our organization. Complications or delays in completing these projects could cause considerable disruptions to our business and may result in higher implementation costs than planned, along with a concurrent reallocation of human resources.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

PLANT AND FACILITIES

The Company owns, leases or otherwise utilizes through third-party management service agreements, a total of 42 facilities, which include selling, procurement, research and development, administrative, and distribution facilities worldwide.  All facilities operated by the Company are adequate for the purpose for which they are intended.  Summarized information regarding the location, number, type and use, segment, ownership and approximate size of our principal and other facilities as of February 28, 2014 is provided in the table below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet / Acres)

Owned Facilities

El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land - Held for Future Expansion	All Segments	4 Acres
Southaven, Mississippi, USA	Land - Held for Future Expansion	All Segments	31 Acres
El Paso, Texas, USA	Land & Building - Distribution Facility	All Segments	408,000
Sheffield, England	Land & Building - Office Space	All Segments	10,000
Olive Branch, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Healthcare /
		Home Environment	1,300,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Personal Care & Housewares	1,200,000
Mexico City, Mexico	Office Space - Latin American Headquarters	Personal Care & Healthcare /	3,900
		Home Environment

Leased Facilities

3 - Facilities in China	Office Space - Primarily Supply Chain Operations	All Segments	33,350
7 - Facilities Worldwide	Office Space	Personal Care	26,400
7 - Facilities Worldwide	Distribution Facilities	Personal Care	141,850
3 - Facilities Worldwide	Office Space	Housewares	32,150
1 - Facility, Hong Kong, China	Distribution Facility	Housewares	3,500
1 - Facility, Darwen, England	Distribution Facility	Personal Care & Housewares	100,000
10 - Facilities Worldwide	Office Space	Healthcare / Home Environment	75,550
3 - Facilities Worldwide	Distribution Facilities	Healthcare / Home Environment	227,600

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

	High	Low

FISCAL YEAR 2014
First quarter	$40.31	$33.35
Second quarter	44.49	37.36
Third quarter	49.11	39.88
Fourth quarter	65.94	46.76

FISCAL YEAR 2013
First quarter	$35.35	$30.63
Second quarter	35.00	29.20
Third quarter	34.45	28.02
Fourth quarter	37.55	30.65

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common stock is our only class of equity security outstanding at February 28, 2014.  As of April 21, 2014, there were 199 holders of record of the Company’s common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

CASH DIVIDENDS

Our current policy is to retain earnings to provide funds for the operation and expansion of our business, common stock repurchases and for potential acquisitions.  We have not paid any cash dividends on our common stock since inception.  Our current intention is to pay no cash dividends in fiscal year 2015.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors. Generally, our revolving credit facility limits our ability to declare or pay cash dividends to our shareholders if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the revolving credit facility) is greater than (i) 2.75 to 1.00 prior to May 29, 2015, and (ii) 2.50 to 1.00 thereafter.

ISSUER PURCHASES OF EQUITY SECURITIES

On February 6, 2014, our Board of Directors approved a resolution to repurchase $550 million of the Company’s outstanding common stock in keeping with its stated intention to return to shareholders excess capital not otherwise deployed for strategic acquisitions. This resolution superseded the previous resolution in place, which allowed the purchase of up to 2,907,637 shares of common stock as of February 6, 2014. On February 10, 2014, as part of the $550 million repurchase program, the Company announced the commencement of a modified “Dutch auction” tender offer (the “tender offer”) to repurchase up to $300 million of its common stock at a price not greater than $66.50 per share nor less than $57.75 per share. The tender offer expired at 12:00 midnight, New York City time, on Monday, March 10, 2014,  resulting in the Company accepting for payment 3,693,816 shares of common stock properly tendered for an aggregate purchase price of approximately $245.64 million.  See Note (21) to the accompanying consolidated financial statements for additional information regarding the completion of the tender offer.

Subsequent repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from option or other share-based award holders can be paid for by having the holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares. For the periods covered in the accompanying consolidated financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES
	Fiscal Years Ended
	2014	2013	2012

Common stock repurchased on the open market
Number of shares	33,862	61,426	-
Aggregate market value of shares (in thousands)	$1,311	$1,759	$-
Average price per share	$38.71	$28.64	$-

Common stock received in settlement of share-based compensation
Number of shares	112,677	49,126	1,124,563
Aggregate market value of shares (in thousands)	$6,937	$1,627	$40,047
Average price per share	$61.57	$33.12	$35.61

The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Dollars that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2013 (1)	-	$-	-	2,910,487 shares
January 1 through January 31, 2014 (1)	2,850	55.97	2,850	2,907,637 shares

February 1 through February 28, 2014 (1)	96,374	$65.24	96,374	$543,712,615

Total	99,224	$64.97	99,224

(1)      Under the prior repurchase program, the Company purchased a total of 2,850 shares as settlement of share-based compensation through February 6, 2014. The Company repurchased  96,374 shares (or approximately $6.29 million) under the new $550 million repurchase program discussed above in settlement of share-based compensation between February 6, 2014 and the end of fiscal year 2014.

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a Peer Group Index, assuming $100 was invested on March 1, 2009. The Peer Group Index is the Dow Jones–U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ
MARKET INDEX
700.0
650.0
600.0
550.0
500.0
450.0
400.0
350.0
300.0
250.0
200.0
150.0
100.0
50.0
2009
2010
2011
2012
2013
2014
HELEN OF TROY LIMITED
PEER GROUP INDEX
NASDAQ MARKET INDEX

	Fiscal Year Ended the Last Day of February					
	2009	2010	2011	2012	2013	2014
HELEN OF TROY LIMITED	100.00	240.74	278.19	323.71	369.32	**650.50**
PEER GROUP INDEX	100.00	148.76	159.96	183.14	224.90	**255.63**
NASDAQ MARKET INDEX	100.00	162.45	201.93	215.33	229.36	**312.67**

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of income and cash flow data for the years ended on the last day of February 2014, 2013 and 2012, and the selected consolidated balance sheet data as of the last day of February 2014 and 2013, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of income and cash flow data for the years ended on the last day of February 2011 and 2010, and the selected consolidated balance sheet data as of the last day of February 2012, 2011 and 2010, have been derived from our audited consolidated financial statements, which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars.

Years Ended the Last Day of February,
(in thousands, except per share data)
	2014	2013 (1)	2012 (1)(2)(3)	2011 (2)(3)(4)	2010 (4)

Income Statement Data:
Sales revenue, net	$1,317,153	$1,288,263	$1,181,676	$777,043	$647,626
Gross profit	516,703	518,211	478,484	349,246	279,156
Asset impairment charges	12,049	-	-	2,161	900
Operating income	117,100	148,773	139,386	111,744	89,369
Interest expense	10,193	13,345	12,917	9,693	10,310
Income tax expense	20,886	19,848	15,718	9,323	8,288
Net income	86,248	115,666	110,374	93,305	71,817

Earnings per share - basic	$2.69	$3.64	$3.52	$3.04	$2.38
Earnings per share - diluted	$2.66	$3.62	$3.48	$2.98	$2.32
Weighted average shares outstanding - basic	32,007	31,754	31,340	30,669	30,217
Weighted average shares outstanding - diluted	32,386	31,936	31,705	31,355	30,921

Cash Flow Data:
Depreciation and amortization	$34,750	$35,328	$30,178	$18,502	$15,261
Net cash provided by operating activities	154,165	87,558	103,880	87,430	152,099
Capital and intangible asset expenditures	40,463	14,688	16,051	4,629	7,715
Payments to acquire businesses, net of cash received	-	-	160,000	336,240	60,000
Net amounts borrowed (repaid)	(64,393)	(92,100)	47,100	168,000	(78,000)

Last Day of February,
(in thousands)
	2014	2013	2012 (1)	2011 (2)(3)	2010 (4)

Balance Sheet Data:
Working capital	$286,122	$236,540	$109,647	$121,510	$254,060
Goodwill and other intangible assets	775,550	808,869	829,500	660,947	363,061
Total assets	1,533,302	1,474,004	1,435,723	1,240,524	834,733
Long-term debt	95,707	155,000	175,000	178,000	131,000
Stockholders’ equity (5)	1,029,487	926,606	796,729	685,549	583,772
Cash dividends	-	-	-	-	-

(1)  Fiscal year 2012 includes two months of operating results from PUR and fiscal year 2013 and thereafter includes a full year’s operating results.  We acquired PUR on December 30, 2011 for a net cash purchase price of $160 million.  The acquisition of PUR was funded with $160 million in short-term debt.  In connection with the acquisition, we initially recorded $12.50 million of property and equipment, $1.43 million in supplier advances, $178 million of goodwill and other intangible assets, and $31.93 million of deferred tax liabilities.  See Notes (5), (10) and (19) to our accompanying consolidated financial statements for more information regarding the PUR acquisition.

ITEM 6.  SELECTED FINANCIAL DATA, CONTINUED

(2)  Fiscal year 2011 includes two months of operating results from Kaz and fiscal year 2012 and thereafter includes a full year’s operating results.  We acquired Kaz on December 31, 2010 for a net cash purchase price of $271.50 million subject to certain later adjustments.  The acquisition was funded with $77.50 million of cash and $194 million in short- and long-term debt.  In connection with the acquisition, we initially recorded $31.45 million of net working capital, $4.08 million of property and equipment, $246.25 million of goodwill and other intangible assets, $12.38 million in deferred tax assets, $3.10 million in other assets, $24.30 million in deferred tax liabilities, and $1.45 million in liabilities for uncertain tax positions.

(3)  Fiscal year 2011 includes eleven months of operating results from the Pert Plus hair care and Sure antiperspirant and deodorant brands and fiscal year 2012 and thereafter includes a full year’s operating results.  We acquired Pert Plus and Sure on March 31, 2010 for a net cash purchase price of $69 million including the assumption of certain liabilities.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $4.90 million of net working capital, $0.73 million of fixed assets, and $63.37 million of goodwill, trademarks and other intangible assets.

(4)  Fiscal year 2010 includes eleven months of operating results from the Infusium business and fiscal year 2011 and thereafter include a full year’s operating results.  We acquired Infusium on March 31, 2009 for a cash purchase price of $60 million.  The acquisition was funded with cash.  In connection with the acquisition, we recorded $19.70 million of goodwill, $18.70 million of trademarks, $21 million for a customer list, and $0.6 million of patent rights.

(5)  For the fiscal years ended 2014, 2013, 2012, 2011, and 2010, we repurchased and retired 146,539, 110,552, 1,124,563, 87,733, and 1,485,757 shares of common stock at a total purchase price of $8.25, $3.39, $40.05, $2.03, and $30.57 million, respectively.

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

OVERVIEW

We operate our business under three segments: Housewares, Healthcare / Home Environment and Personal Care. Our Housewares segment reports the operations of OXO, whose product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment sells products in the following categories: health care devices, such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Personal Care segment currently offers products in three categories: electric hair care, beauty care and wellness appliances; grooming tools and hair accessories;  and liquid-, solid- and powder-based personal care and grooming products.

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

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business is dependent upon discretionary consumer demand for most of our products and our business primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 77 percent of our fiscal year 2014 net sales revenue is from U.S. shipments. We are now entering our sixth year of a moderate recovery from the 2007-2009 global recession. Domestic macroeconomic conditions have been steadily improving at a rate faster than most of Western Europe and Latin America. While favorable domestic economic indicators exist, we continue to believe consumers remain cautious with their disposable personal income and are reactionary to global events.  Accordingly, we remain cautious regarding the current and long-term strength of the middle class and consumer demand.

A weaker than expected 2013 U.S. retail holiday season concluded during our fourth fiscal quarter and was highly promotional with such activity beginning almost immediately after Halloween. The retail holiday selling season was also the shortest in over a decade with 26 days between Thanksgiving and Christmas this year, compared to 32 days last year. This was followed by an unusually cold and protracted winter primarily throughout the Midwestern and Northeastern U.S., which restricted retail store traffic and effective selling days. Several of our most significant retail customers recently reported their fourth straight decline in quarterly U.S. sales. We believe the growth in internet sales both by traditional retailers and pure online retailers such as Amazon.com have begun to erode market share at “brick-and-mortar” retailers resulting in closings of domestic locations by underperforming retail chains. Additionally, we believe the online retail trend and other market conditions have resulted in certain retailers changing their focus from large footprint “Big Box” store openings to smaller-format stores. The long-term impact of these changes is uncertain. As a result of internet sales trends, we have begun to assess and evaluate strategies regarding how to best work with online retailers to take advantage of our domestic distribution capabilities and meet the logistical challenge of higher frequency, smaller order-sized shipments.

All these conditions contributed to a challenging fiscal year 2014, with overall net sales revenue growth of $28.89 million dollars, or 2.2 percent, when compared to fiscal year 2013. We will remain cautious regarding our business outlook until we believe the pace of recovery has improved significantly.

Significant Developments During Fiscal Year 2014

•                 On January 14, 2014, the Company and Gerald J. Rubin, our former CEO, entered into the Separation Agreement.  Pursuant to the Separation Agreement, the former CEO ceased serving as the Chief Executive Officer and President and resigned as a director of the Company, effective January 14, 2014, but remained an employee of the Company through February 28, 2014.  The former CEO’s employment with the Company was considered a termination without cause under the terms of his employment agreement. As a result of the Separation Agreement, the Company recorded a charge of $16.34 million (after tax) in the fourth quarter of fiscal year 2014, which accrued for liabilities and legal and administrative costs associated with the separation. For additional financial information regarding the former CEO’s departure and the appointment of Julien Mininberg as the succeeding Chief Executive Officer, see Notes (13), (14) and (15) to the accompanying consolidated financial statements.

•                 On February 6, 2014, the Company announced that based upon a thorough and ongoing evaluation of opportunities to enhance long-term value for shareholders, its Board of Directors had authorized the purchase of $550 million of its outstanding shares of common stock to return to shareholders capital not otherwise deployed for strategic acquisitions. The repurchase plan represents approximately 28.9 percent of our then outstanding common stock and superseded the previous resolution in place. As part of the initial execution of the repurchase plan, on February 10, 2014, we commenced a modified “Dutch auction” tender offer to repurchase up to $300 million in value of our shares of common stock, which expired on March 10, 2014. An aggregate of 3,693,816 shares of common stock were tendered at or below the final purchase price of $66.50 per share for an aggregate purchase price of approximately $245.64 million (not including fees and expenses relating to the tender offer). The shares repurchased represented approximately 11.5 percent of our outstanding shares of common stock as of February 5, 2014. See Note (21) to the accompanying consolidated financial statements for additional information regarding the completion of the “Dutch auction” tender offer. Over the next three years, the repurchase plan will allow the additional shares to be repurchased through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares repurchased and the timing of the repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

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

•                 We commenced shipments out of our new 1.3 million square foot distribution facility in Olive Branch, Mississippi during the first week of September 2013. The new facility will consolidate the distribution operations of both our Personal Care and Healthcare / Home Environment segments’ appliance businesses. We have completed the move of our domestic Healthcare / Home Environment distribution operation out of its previously leased Memphis, Tennessee location and have terminated the lease associated with the facility as of October 31, 2013. We are in the process of completing the transition of our domestic Personal Care appliance distribution operation to the new facility, which we expect to complete in the first quarter of fiscal year 2015. The project remains on schedule and on budget.

Financial Recap of Fiscal Year 2014

•                 Consolidated net sales revenue increased 2.2 percent, or $28.89 million, to $1,317.15 million in fiscal year 2014 compared to $1,288.26 million in fiscal year 2013.  All revenue growth was from core business. Housewares segment net sales revenue increased $15.44 million or 6.0 percent in fiscal year 2014 when compared to fiscal year 2013. Healthcare / Home Environment segment net sales revenue increased $29.41 million or 5.5 percent in fiscal year 2014 when compared to fiscal year 2013. Personal Care segment net sales revenue decreased $15.96 million or 3.3 percent in fiscal year 2014 when compared to fiscal year 2013. Our fiscal year 2014 net sales revenue includes an unfavorable impact of net foreign exchange fluctuations of $4.63 million compared to fiscal year 2013, most of which impacted the Personal Care and Healthcare / Home Environment segments.

•                 Consolidated gross profit margin as a percentage of net sales revenue decreased 1.0 percentage point to 39.2 percent in fiscal year 2014 compared to 40.2 percent in fiscal year 2013.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue increased 0.7 percentage points to 29.4 percent in fiscal year 2014 compared to 28.7 percent in fiscal year 2013.

•                 Operating income as a percentage of net sales decreased 2.6 percentage points to 8.9 percent in fiscal year 2014 compared to 11.5 percent in fiscal year 2013. Operating income for fiscal year 2014 included a non-cash intangible asset impairment charge of $12.05 million and pre-tax CEO succession costs of $18.23 million. The combined charges had a negative 2.3 percentage point impact on fiscal year 2014 operating income as a percentage of net sales.

•                 Income tax expense was $20.89 million, or 19.5 percent of income before taxes in fiscal year 2014 compared to $19.85 million, or 14.6 percent of income before taxes in fiscal year 2013.

•                 Our net income was $86.25 million in fiscal year 2014 compared to net income of $115.67 million in fiscal year 2013. Diluted earnings per share was $2.66 in fiscal year 2014 compared to $3.62 in fiscal year 2013.

•                 Income without significant items (non-cash intangible asset impairment charges and CEO succession costs) was $114.62 million for fiscal year 2014, compared to $115.67 million for fiscal year 2013. Our diluted earnings per share without significant items was $3.54 in fiscal year 2014 compared to $3.62 for the same period last year. Both income and diluted earnings per share without significant items are non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures, beginning on page 44.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2014	2013	2012	2014	2013	2012	14/13	13/12

Sales revenue by segment, net
Housewares	$274,478	$259,042	$237,376	20.8%	20.1%	20.1%	6.0%	9.1%
Healthcare / Home Environment **	568,075	538,666	447,695	43.1%	41.8%	37.9%	5.5%	20.3%
Personal Care	474,600	490,555	496,605	36.0%	38.1%	42.0%	-3.3%	-1.2%
Total sales revenue, net	1,317,153	1,288,263	1,181,676	100.0%	100.0%	100.0%	2.2%	9.0%

Cost of goods sold	800,450	770,052	703,192	60.8%	59.8%	59.5%	3.9%	9.5%
Gross profit	516,703	518,211	478,484	39.2%	40.2%	40.5%	-0.3%	8.3%

Selling, general and administrative expense	387,554	369,438	339,098	29.4%	28.7%	28.7%	4.9%	8.9%
Asset impairment charges	12,049	-	-	0.9%	0.0%	0.0%	*	0.0%
Operating income	117,100	148,773	139,386	8.9%	11.5%	11.8%	-21.3%	6.7%

Nonoperating income (expense), net	227	86	(377)	0.0%	0.0%	0.0%	164.0%	-122.8%
Interest expense	(10,193)	(13,345)	(12,917)	-0.8%	-1.0%	-1.1%	-23.6%	3.3%
Total other income (expense)	(9,966)	(13,259)	(13,294)	-0.8%	-1.0%	-1.1%	-24.8%	-0.3%

Income before income taxes	107,134	135,514	126,092	8.1%	10.5%	10.7%	-20.9%	7.5%

Income tax expense	20,886	19,848	15,718	1.6%	1.5%	1.3%	5.2%	26.3%

Net income	$86,248	$115,666	$110,374	6.5%	9.0%	9.3%	-25.4%	4.8%

  *    Calculation is not meaningful

**    Reflects two months of PUR net sales revenue in fiscal 2012 and a full year in both fiscal years 2014 and 2013.

(1)  Sales revenue percentages by segment are computed as a percentage of the related segment’s sales revenue, net to total sales revenue, net. All other percentages are computed as a percentage of total sales revenue, net.

Consolidated Net Sales Revenue:

Comparison of fiscal year 2014 to fiscal year 2013

Consolidated net sales revenue increased $28.89 million, or 2.2 percentage points, in fiscal year 2014 compared to fiscal year 2013. All revenue growth was from core business. In the fourth quarter of fiscal 2014, net sales across all segments was negatively affected by lower store traffic and store closings due to cold winter weather in the U.S., with consolidated net sales revenue down 4.1 percent, when compared to the same fiscal quarter last year. The increase in consolidated net sales revenue was driven by Housewares and Healthcare / Home Environment segment net sales revenue, partially offset by a decline in Personal Care segment net sales revenue.  Housewares segment net sales revenue increased $15.44 million, or 6.0 percent, in fiscal year 2014 when compared to fiscal year 2013. Within the segment, year-over-year unit volume increases had a favorable 6.2 percentage point impact on net sales revenue, which was slightly offset by a 0.2 percentage point decline in the average unit selling price, primarily the result of slightly higher year-over-year promotional and other sales discounts. Healthcare / Home Environment segment net sales revenue increased $29.41 million, or 5.5 percent, in fiscal year 2014 when compared to fiscal year 2013. Within the segment, year-over-year unit volume increases had a favorable impact of 3.8 percentage points and higher average unit selling prices, largely as a result of more favorable sales mix, contributed 1.7 percentage points to net sales revenue growth. Personal Care segment net sales revenue decreased $15.96 million, or 3.3 percent, in fiscal year 2014 when compared to fiscal year 2013. Within the segment, year-over-year unit volume declines had an unfavorable 4.4 percentage point impact on net sales revenue, partially offset by higher average unit selling prices, largely as a result of shifts in product category mix, which had a 1.1 percentage point favorable impact on net sales revenue. Our fiscal year 2014 net sales revenue includes an unfavorable impact of net foreign exchange fluctuations of $4.63 million compared to fiscal year 2013, most of which impacted our Personal Care and Healthcare / Home Environment segments.

Comparison of fiscal year 2013 to fiscal year 2012

Consolidated net sales revenue increased $106.59 million, or 9.0 percentage points, in fiscal year 2013 compared to fiscal year 2012. Fiscal year 2013 was the first full fiscal year of operations for PUR, which we acquired on December 30, 2011.  PUR accounted for $86.70 million, or 7.3 percentage points, of our consolidated net sales revenue growth. Core business net sales revenue accounted for fiscal year 2013 consolidated net sales revenue growth of $19.89 million, or 1.7 percentage points. Net sales revenue in our Housewares segment increased $21.67 million, or 9.1 percentage points in fiscal year 2013 compared to fiscal year 2012. Within the segment, year-over-year volume and average unit selling price increases contributed 1.2 and 8.0 percentage points, respectively to net sales revenue growth. The increase in the average unit selling price was the result of both general price increases and an improvement in product mix. Net sales revenue in our Healthcare / Home Environment increased $90.97 million, or 20.3 percentage points in fiscal year 2013 compared to fiscal year 2012.  PUR accounted for $86.70 million, or 19.3 percentage points, of the net sales revenue increase within the Healthcare / Home Environment segment. Net sales revenue in our Personal Care segment declined $6.05 million, or 1.2 percentage points in fiscal year 2013 compared to fiscal year 2012. Within the segment, year-over-year volume declines had a negative 4.8 percentage point impact on net sales revenue that was partially offset by a favorable 3.6 percentage point impact due to an increase in the average unit selling price, primarily the result of general price increases taken. Our fiscal year 2013 net sales revenue includes the unfavorable impact of net foreign exchange fluctuations of $5.48 million compared to fiscal year 2012, most of which impacted our Personal Care and Healthcare / Home Environment segments.

Segment Net Sales Revenue:

Comparison of fiscal year 2014 to fiscal year 2013

Housewares Segment - Net sales revenue in the Housewares segment for fiscal year 2014 increased $15.44 million, or 6.0 percent, to $274.48 million compared with $259.04 million for the same period last year. Year-over-year unit volume increases had a favorable impact of 6.2 percentage points on net sales revenue. The unit volume increase was slightly offset by a 0.2 percentage point decline in the average unit selling price, primarily the result of slightly higher year-over-year promotional and other sales discounts. From a product perspective, the Housewares segment’s net sales revenue growth was principally driven by volume growth in cleaning products, fruit and vegetable preparation tools, baking, dry food storage and kitchen organization. The segment also continues to expand the market penetration of our line of infant and toddler care products. From a customer perspective, growth was driven by continued growth in internet sales, expanded shelf space and assortments at several key retailers and new customer distribution in the current fiscal year.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for fiscal year 2014 increased $29.41 million, or 5.5 percent, to $568.08 million compared with $538.67 million for the same period last year. Year-over-year unit volume increases had a favorable impact of 3.8 percentage points and higher average unit selling prices, largely as a result of a more favorable sales mix, contributed 1.7 percentage points to net sales revenue growth.  Sales were adversely affected by a weak cough / cold / flu season, particularly in the thermometry line during the fourth quarter of fiscal year 2014. From a product perspective, humidification products provided net sales revenue gains for fiscal year 2014 in the pharmacy channel along with associated consumable scent pads.  The air purifier category was bolstered by new Bluetooth enabled and True HEPA filtration products, which strengthened our market positioning in higher price point products. We also continued to see progress in the water filtration product category with double digit growth in both faucet mount and water pitcher systems. Sales growth was partially offset by lost distribution in hot / cold therapy and weak insect control sales resulting from a cool, dry spring in North America that affected most participants in the market segment. From a customer perspective, the segment has seen growth with customers in the mass retail, internet and home improvement channels.

Personal Care Segment - Net sales revenue in the Personal Care segment for fiscal year 2014 decreased $15.96 million, or 3.3 percent, to $474.60 million compared with $490.56 million for the same period last year. Year-over-year unit volume decreases had a unfavorable impact of 4.4 percentage points, partially offset by a higher average unit selling price.  The increase in average selling price was largely a result of shifts in product category mix, which had a 1.1 percentage point favorable impact on net sales revenue. The segment contended with a difficult retail environment throughout the fiscal year. Beginning in fiscal year 2013, significant competition has resulted in more pricing and promotional discounts in the hair care solutions product category. Retailers took advantage of extreme promotional programs provided by certain competitors and our Personal Care segment lost distribution as a result. We expect these conditions to continue throughout fiscal year 2015. In addition, the broader grooming, skin care and hair care solutions category lost distribution as a result of inventory rationalization programs at large retailers and changing customer order replenishment practices in the U.S., leading to elevated out-of-stock positions on key retailer shelves. The domestic retail appliance product category has been negatively impacted by lost shelf space at a major retailer and higher promotional discounts, which has been partially offset by increased distribution elsewhere and a European product distribution arrangement that ended in fiscal year 2014. Our professional appliances line helped to offset declines in the overall appliance business with growth in sales volume at several key customers, particularly with its Hot Tools brand.

Comparison of fiscal year 2013 to fiscal year 2012

Housewares - Net sales revenue in our Housewares segment increased 9.1 percent, or $21.67 million, to $259.04 million in fiscal year 2013 compared to $237.38 million in fiscal year 2012. The segment experienced high single digit growth both domestically and internationally, with a disproportionate amount of the dollar growth continuing to occur domestically. Key drivers of this growth included increases in the dry food storage, bathroom accessories, salad preparation, and infant and toddler categories. A contributing factor to the segment’s growth was an expansion of business in the warehouse club channel with growth in two key accounts contributing $6.49 million in year-over-year net sales revenue growth.

Healthcare / Home Environment - Net sales revenue in our Healthcare / Home Environment segment increased 20.3 percent, or $90.97 million, to $538.67 million in fiscal year 2013 compared to $447.70 million in fiscal year 2012. Fiscal year 2013 was the first full fiscal year of operations for PUR, which we acquired on December 30, 2011. PUR accounted for $86.70 million, or 19.3 percentage points of the net sales revenue increase within the segment. Core business contributed $4.27 million, or 1.0 percentage point, of net sales revenue increase within the segment. Our core thermometer and pharmacy humidifier product categories experienced greater demand driven by a strong spike in illness levels midway through the cough / cold / flu season. As a result, both the Vicks and Braun brands achieved mid-to high single digit year-over-year net sales revenue growth. The following factors limited the segment’s net sales revenue growth:

•                 A difficult worldwide retail sales environment;

•                 The impact of high seasonal heating and fan inventory levels at retail due to the previous warm winter and mild cold and flu season in fiscal year 2012, which continued to impact orders for fiscal year 2013;

•                 Lost shelf placement on certain key products due to competitive pricing pressures; and

•                 The negative impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue.

Personal Care - Net sales in our Personal Care segment decreased 1.2 percent, or $6.05 million, to $490.56 million in fiscal year 2013 compared to $496.61 million in fiscal year 2012.  All net sales revenue was attributed to core business. The decline in net sales revenue was primarily attributed to a difficult worldwide retail sales environment, characterized by soft consumer spending and challenging macroeconomic conditions in Europe and Latin America.  Also, our hair care solutions product category net sales revenue was negatively impacted by increases in competitive trade promotional activities, including a major hair category launch by a significant competitor. Finally, product rationalization programs, inventory reduction, shifts in category emphasis by certain retailers, and the impact of unfavorable foreign currency fluctuations on U.S. Dollar reported net sales revenue also contributed to the decline. It was our belief that during fiscal year 2013, in many of our categories, consumers continued to trade down to value- priced and heavily-promoted merchandise, which negatively impacted our sales.

Impact of Acquisitions:

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Fiscal Years Ended
	2014	2013	2012

Prior year’s sales revenue, net	$ 1,288,263	$1,181,676	$777,043

Components of sales revenue change, net
Core business	28,890	19,887	18,900
Incremental net sales revenue from acquisitions:
Pert Plus & Sure (one month in fiscal 2012)	-	-	6,513
Kaz (ten months in fiscal 2012)	-	-	357,773
PUR (ten months in fiscal 2013, two months in fiscal 2012)	-	86,700	21,447
Change in sales revenue, net	28,890	106,587	404,633
Total sales revenue, net	$ 1,317,153	$1,288,263	$1,181,676

Total net sales revenue growth	2.2%	9.0%	52.1%
Core business	2.2%	1.7%	2.4%
Acquisitions	0.0%	7.3%	49.6%

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

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2014	2013	2012	2014	2013	2012	14/13	13/12

Sales revenue, net by geographic region
United States	$1,019,525	$1,014,354	$906,864	77.4%	78.7%	76.7%	0.5%	11.9%
Canada	69,190	71,312	69,406	5.3%	5.6%	5.9%	-3.0%	2.7%
Europe and other	176,674	153,707	155,616	13.4%	11.9%	13.2%	14.9%	-1.2%
Latin America	51,764	48,890	49,790	3.9%	3.8%	4.2%	5.9%	-1.8%
Total sales revenue, net	$1,317,153	$1,288,263	$1,181,676	100.0%	100.0%	100.0%	2.2%	9.0%

(1)      Percentages of net sales revenue by geographic region are computed as a percentage of the geographic region’s net sales revenue to consolidated total net sales revenue.

Comparison of fiscal year 2014 to fiscal year 2013

In fiscal year 2014, Canada, Europe and other, and Latin America operations (“international operations”) accounted for approximately 23, 60 and 17 percent of total international net sales revenue, respectively. The U.S. contributed 0.4 percentage points to consolidated net sales revenue growth or $5.17 million. International operations contributed to consolidated net sales revenue growth with a 1.8 percentage point net increase, or $23.72 million. Canadian operations accounted for a 0.2 percentage point decrease in our consolidated net sales revenue, or $2.12 million. The loss was entirely due to the devaluation of the Canadian dollar against the U.S. Dollar, which decreased reported net sales by $2.35 million. Europe and other country operations accounted for a 1.8 percentage point increase in our consolidated net sales revenue, or $22.97 million. Sales in Europe were bolstered by a European spa product distribution arrangement that ended in the fourth quarter of fiscal year 2014, the success of new Braun thermometry in the professional channel, and new Honeywell fan and heating distribution. Latin American operations accounted for a 0.2 percentage point increase in our consolidated net sales revenue, or $2.87 million. The year-over-year comparison of Latin America net sales revenue reported in U.S. Dollars was negatively impacted by the February 2013 devaluation of the Venezuelan currency against the U.S. Dollar, which reduced fiscal year 2014 reported net sales revenue by $3.81 million, year-over-year.  Our overall international net sales revenue performance continues to be hurt by the net impact of unfavorable exchange rate fluctuations, which decreased our overall reported international net sales by $4.63 million in fiscal year 2014.

Comparison of fiscal year 2013 to fiscal year 2012

In fiscal year 2013, Canada, Europe and other, and Latin America operations accounted for approximately 26, 56 and 18 percent of international net sales revenue, respectively. The U.S. contributed 9.1 percentage points to consolidated net sales revenue growth or $107.49 million. International operations slightly offset net sales revenue growth with a 0.1 percentage point net decrease, or $0.90 million. Canadian operations accounted for a 0.2 percentage point increase in our consolidated net sales revenue, or $1.91 million. Europe and other country operations accounted for a 0.2 percentage point decrease in our consolidated net sales revenue, or $1.91 million. Latin American operations accounted for a 0.1 percentage point decrease in our consolidated net sales revenue, or $0.90 million. Our growth in the U.S. is primarily attributed to the impact of the acquisition of PUR, which we acquired on December 30, 2011 and currently has net sales revenue only in the U.S. and Canada. Our international net sales revenue performance was hurt by the net impact of unfavorable exchange rate fluctuations, which decreased our reported international net sales by $5.48 million in fiscal year 2013.

Gross Profit Margins:

The growth of the Healthcare / Home Environment segment’s net sales revenue has a dilutive impact on consolidated gross margins because its overall gross margins are lower than our other two segments.

Our product sourcing mix is heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. Dollar. As a result, we believe China’s currency will continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time. Furthermore, if increases in the underlying costs of labor and commodities in China occur, we expect that they would also result in future increases in our product costs, which we may not be able to pass along to our customers.

Comparison of fiscal year 2014 to fiscal year 2013

Consolidated gross profit as a percentage of net sales revenue decreased 1.0 percentage point to 39.2 percent in fiscal year 2014 from 40.2 percent in fiscal year 2013. In fiscal year 2014 our consolidated gross profit margin continued to be unfavorably impacted by the combined effects of increased promotional program costs, the effect of foreign currency exchange rate fluctuations on net sales revenue and general product cost increases across all segments.

Comparison of fiscal year 2013 to fiscal year 2012

Consolidated gross profit as a percentage of net sales revenue decreased 0.3 percentage points to 40.2 percent in fiscal year 2013 from 40.5 percent in fiscal year 2012. In fiscal year 2013 our consolidated gross profit margin was unfavorably impacted by the combined effects of fluctuations in foreign currency exchange rates on net sales revenue and general product cost increases across all segments. These unfavorable impacts were partially offset by the PUR water filtration acquisition and customer price increases, which had a favorable impact on consolidated gross profit margins.

Selling, General and Administrative Expense:

Comparison of fiscal year 2014 to fiscal year 2013

SG&A increased 0.7 percentage points, to 29.4 percent of net sales revenue for fiscal year 2014, compared to 28.7 percent for the same period last year. The year-over-year increase in SG&A as a percentage of net sales revenue is primarily due to fiscal year 2014 pre-tax charges for CEO succession costs totaling $18.23 million incurred in connection with our former CEO’s separation from the Company.  These costs were partially offset by reduced media advertising costs, primarily in the Personal Care segment, lower outbound freight costs, the favorable comparative impact arising from a product packaging litigation expense recorded in fiscal year 2013 that did not reoccur in fiscal year 2014, and the favorable comparative impact of certain transition services charges relating to our acquisition of PUR that ceased being incurred after the first half of fiscal year 2013.

Comparison of fiscal year 2013 to fiscal year 2012

SG&A as a percent of net sales revenue for fiscal year 2013 remained flat when compared to fiscal year 2012 at 28.7 percent.

Asset impairment charges:

A significant portion of our long-term assets continues to consist of goodwill and other indefinite-lived intangible assets recorded as a result of past acquisitions.  The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate a more frequent evaluation is necessary.  The steps required by GAAP to test for impairment entail significant amounts of judgment and subjectivity.  The results of our annual testing may result in us recording declines in asset value which are not apparent until all test work is completed. Any such impairment charges could have a material adverse effect on our business, financial condition and results of operations.

First Quarter of Fiscal Year 2014 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2014. As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash intangible asset impairment charge of $12.05 million ($12.03 million after tax). The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, as a result of lower revenue outlooks due to competitive factors. Fair values were determined on the basis of future discounted cash flows using the relief from royalty valuation method.

First Quarter of Fiscal Year 2013 - The Company performed its annual evaluation of goodwill and indefinite lived intangible assets for impairment during the first quarter of fiscal year 2013. As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

First Quarter of Fiscal Year 2012 - The Company performed its annual evaluation of goodwill and indefinite lived intangible assets for impairment during the first quarter of fiscal year 2012. As a result of its testing, the Company concluded no impairment charges were required as the estimated fair value of the indefinite-lived trademarks and licenses, reporting unit net assets and the Company’s estimated enterprise value exceeded their respective carrying values as of the date of the evaluation.

Operating Income by Segment:

Operating income by segment for fiscal years 2014, 2013 and 2012 was as follows:

	Fiscal Years Ended (in thousands)			% of Sales Revenue, net (1)			% Change
	2014	2013	2012	2014	2013	2012	14/13	13/12

Housewares	$50,828	$49,612	$44,884	18.5%	19.2%	18.9%	2.5%	10.5%

Healthcare / Home Environment	20,764	37,772	32,350	3.7%	7.0%	7.2%	-45.0%	16.8%

Personal Care	45,508	61,389	62,152	9.6%	12.5%	12.5%	-25.9%	-1.2%

Total operating income	$117,100	$148,773	$139,386	8.9%	11.5%	11.8%	-21.3%	6.7%

(1) Percentages by segment are computed as a percentage of the segments’ net sales revenue.

We compute operating income for each segment based on net sales revenue, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage. We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.

In fiscal year 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment. In fiscal years 2014 and 2013, we began to make certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal year 2012 due to continued operational and system integration. These additional allocations are costs of corporate and operating functions that are shared by our segments. For fiscal years 2014, 2013 and 2012, these allocations totaled $28.44, $16.69 and $6.02 million, respectively.

Comparison of fiscal year 2014 to fiscal year 2013

Housewares - The Housewares segment’s operating income increased $1.22 million, or 2.5 percent, for fiscal year 2014 compared to fiscal year 2013. The increase in fiscal year 2014 when compared to fiscal year 2013, was primarily due to the effect of higher unit sales volumes from growth in cleaning products, fruit and vegetable preparation tools, baking, dry food storage and kitchen organization. The segment also continues to expand the market penetration of our line of infant and toddler care products. These gains were partially offset by increases in cost of goods sold, and the incremental impact of higher corporate cost allocations arising from higher CEO incentive compensation and the CEO succession costs discussed previously.

Healthcare / Home Environment - The Healthcare / Home Environment segment’s operating income decreased $17.00 million, or 45.0 percent, for fiscal year 2014 compared to fiscal year 2013. The decrease in operating income was principally due to higher promotional allowances and cooperative advertising, higher product costs, certain incentive compensation costs exclusive to the segment, foreign currency exchange rate fluctuations, and higher allocations arising from higher CEO incentive compensation, CEO succession costs and further operational and system integration of the segment. These factors were partially offset by the combined effects of lower media advertising costs and the favorable comparative impact arising from a product packaging litigation expense recorded in fiscal year 2013.

Personal Care Segment - The Personal Care segment’s operating income decreased $15.88 million, or 25.9 percent, compared to fiscal year 2013. The decrease in operating income was principally due to a decline in sales, the impact of higher promotional allowances, higher product costs, the unfavorable impact of foreign currency exchange rate fluctuations, the incremental impact of higher corporate cost allocations arising from higher CEO incentive compensation and the CEO succession costs discussed previously, and a non-cash  intangible asset impairment charge (as further discussed above under “Asset impairment charges”). These unfavorable factors were partially offset by lower media advertising costs and lower outbound freight costs.

As discussed above, a significant amount of the decline in operating income for fiscal year 2014 is due to the combined effects of non-cash  intangible asset impairment charges of $12.05 million and a charge of $18.23 million (largely non-cash) for CEO succession costs, which were allocated to all three of our segments. The following table shows the comparative impact of these items on the operating income for each segment and the consolidated operating income.

IMPACT OF SIGNIFICANT ITEMS ON OPERATING INCOME
(dollars in thousands)
	Fiscal Year Ended 2014							Fiscal Year Ended 2013
	Operating Income				% of Segment Net Sales			Operating	% of Segment

	As Reported		Significant	Adjusted	As Reported	Significant	Adjusted	Income	Net Sales

	(GAAP)		Items	(non-GAAP)	(non-GAAP)	Items	(non-GAAP)	(GAAP)

Housewares	$50,828	(1)	$3,644	$54,472	18.5%	1.3%	19.8%	$49,612	19.2%

Healthcare / Home Environment	20,764	(1)	7,916	28,680	3.7%	1.4%	5.0%	37,772	7.0%

Personal Care	45,508	(1)	6,668	64,225	9.6%	3.9%	13.5%	61,389	12.5%
		(2)	12,049

Consolidated (3)	$117,100		$30,277	$147,377	8.9%	2.3%	11.2%	$148,773	11.5%

(1)      CEO succession costs, allocated to all three segments.  For further information regarding our former CEO’s separation from the Company, see Notes (13), (14) and (15) to the accompanying consolidated financial statements.

(2)      Non-cash intangible asset impairment charges incurred by the Personal Care segment.

(3)      Consolidated sales percentages are computed as a percentage of the total net sales revenue for all three segments.

The table shown above entitled “Impact of Significant Items on Operating Income” reports fiscal year 2014 operating income excluding non-cash intangible asset impairment charges and CEO succession costs (largely non-cash). Operating income without  asset impairment charges and CEO succession costs, as discussed in the preceding table, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished beginning on page 45.

Comparison of fiscal year 2013 to fiscal year 2012

Housewares - The Housewares segment’s operating income increased $4.73 million, or 10.5 percent, for fiscal year 2013 compared to fiscal year 2012. The increase in fiscal year 2013 when compared to fiscal year 2012, was primarily due to the effect of higher unit sales volumes from increases in the dry food storage, bathroom accessories, salad preparation, and infant and toddler categories, an expansion of business in the warehouse club channel, and customer price increases. These gains were partially offset by increases in cost of goods sold.

Healthcare / Home Environment - The Healthcare / Home Environment segment’s operating income increased $5.42 million, or 16.8 percent, for fiscal year 2013 compared to fiscal year 2012. The increase in fiscal year 2013 when compared to fiscal year 2012, was primarily due to the incremental impact of the PUR acquisition combined with core net sales revenue growth. This increase was partially offset by product packaging litigation costs and higher corporate and shared operating function cost allocations.

Personal Care - The Personal Care segment’s operating income decreased $0.76 million, or 1.2 percent, for fiscal year 2013 compared to fiscal year 2012. The year-over-year decrease was primarily due to net sales revenue decreases in our grooming, skincare and hair care product group and our Europe and other geographic region, and higher cost of goods sold across all Personal Care product groups, partially offset by net sales revenue increases in the segment’s other product groups and reduced total SG&A expense within the segment.

Interest Expense:

Interest expense decreased to $10.19 million in fiscal year 2014 compared to $13.35 million in fiscal year 2013. Interest expense was lower when compared to the prior fiscal year primarily due to lower levels of debt outstanding.

Interest expense increased to $13.35 million in fiscal year 2013 compared to $12.92 million in fiscal year 2012. Interest expense was higher when compared to the prior fiscal year primarily due to higher average levels of short-term debt as a result of the PUR acquisition.

Income Tax Expense:

Our fiscal years 2014, 2013 and 2012 income tax expense was $20.89, $19.85 and $15.72 million, respectively, and our effective tax rates were 19.5, 14.6 and 12.5 percent, respectively. The year-over-year comparison of our effective tax rate was impacted by discrete items that were a benefit to tax expense in fiscal year 2013, and shifts in the mix of taxable income between our various tax jurisdictions.  The fiscal year 2014 effective tax rate was also impacted by  intangible asset impairment charges of $12.05 million recorded during the first quarter of fiscal year 2014, for which the related tax benefit was only $0.02 million. The impact of intangible asset impairment charges increased the effective tax rate by 2.0 percentage points. We expect our ongoing effective tax rate for fiscal year 2015 to range between 15.0 and 17.0 percent.

Net Income:

Comparison of fiscal year 2014 to fiscal year 2013

Our net income was $86.25 million for fiscal year 2014 compared to $115.67 million for fiscal year 2013, a decrease of 25.4 percent. Our diluted earnings per share decreased $0.96 to $2.66 for fiscal year 2014 compared to $3.62 for fiscal year 2013, a decrease of 26.5 percent.

A significant amount of the decline in net income for fiscal year 2014 is due to the combined effects of non-cash  intangible asset impairment charges of $12.03 million, net of tax and CEO succession costs (largely non-cash) of $16.34 million, net of tax, recorded during fiscal year 2014. The following table shows the comparative impact of these items on our net income, and basic and diluted earnings per share for fiscal years 2014, 2013 and 2012.

IMPACT OF SIGNIFICANT ITEMS ON NET INCOME AND EARNINGS PER SHARE (dollars in thousands, except per share data)

	Fiscal Years Ended			Basic Earnings Per Share			Diluted Earnings Per Share

	2014	2013	2012	2014	2013	2012	2014	2013	2012

Net income as reported (GAAP)	$86,248	$115,666	$110,374	$2.69	$3.64	$3.52	$2.66	$3.62	$3.48

Asset impairment charges, net of taxes (1)	12,034	-	-	0.38	-	-	0.37	-	-

CEO succession costs, net of taxes (2)	16,335	-	-	0.51	-	-	0.51	-	-
Income without significant items (non-GAAP)	$114,617	$115,666	$110,374	$3.58	$3.64	$3.52	$3.54	$3.62	$3.48

Weighted average shares of common stock used in computing
Basic and diluted earnings per share, as reported (GAAP)				32,007	31,754	31,340	32,386	31,936	31,705
Impact of significant items on diluted earnings per share (3)				-	-	-	(42)	-	-
Basic and diluted earnings per share, without significant items (non-GAAP)				32,007	31,754	31,340	32,344	31,936	31,705

(1)      Non-cash intangible asset impairment charges totaling $12.05 million ($12.03 million after tax).

(2)      CEO succession costs of $18.23 million ($16.34 million after tax).

Income without significant items decreased $1.05 million, or 0.9 percent, in fiscal year 2014 and earnings per diluted share decreased $0.08 to $3.54, a decrease of 2.49 percent. The decrease in income without significant items was largely due to higher incentive compensation costs for our former CEO, higher product costs, higher promotional costs  and the unfavorable impact of foreign currency exchange rate fluctuations.

The tables shown above entitled “Impact of Significant Items on Operating Income”  and “Impact of Significant Items on Net Income and Earnings Per Share” report operating income, operating income as a percentage of segment net sales, income and earnings per share (basic and diluted) without the impact of significant items consisting of asset impairment charges and CEO succession costs.  These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that operating income, operating income as a percentage of segment net sales, income and earnings per share (basic and diluted) without these significant items provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on operating income, operating income as a percentage of segment net sales, net income and earnings per share (basic and diluted). We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities. The Company’s operating income, operating income as a percentage of segment net sales, income and earnings per share (basic and diluted) without these significant items are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

Comparison of fiscal year 2013 to fiscal year 2012

Our net income was $115.67 million for fiscal year 2013 compared to $110.37 million for fiscal year 2012, an increase of 4.8 percent. Our diluted earnings per share increased $0.14 to $3.62 for fiscal year 2013 compared to $3.48 for fiscal year 2012, an increase of 4.0 percent.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital utilization for fiscal years 2014 and 2013 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Fiscal Years Ended

	2014	2013

Accounts Receivable Turnover (Days) (1)	63.7	60.6
Inventory Turnover (Times) (1)	2.8	2.7
Working Capital (in thousands)	$286,122	$236,540
Current Ratio	1.9 : 1	1.8 : 1
Ending Debt to Ending Equity Ratio (2)	18.7%	27.7%
Return on Average Equity (1)(3)	8.8%	13.5%

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

(2)      Debt is defined as all debt outstanding at the balance sheet date. This includes the sum of the following lines on our consolidated balance sheets: “Revolving line of credit”, “Long-term debt, current maturities” and “Long-term debt, excluding current maturities.” For further information regarding our financing, see Notes (6), (9), (11), (12), (13) and (21) to our accompanying consolidated financial statements and our discussion below under “Financing Activities.”

(3)      For fiscal year 2014, non-cash asset impairment charges of $12.05 million ($12.03 million after tax) and CEO succession costs totaling $18.23 million ($16.34 million after tax) had an unfavorable impact of 2.8 percentage points on return on average equity.

Operating Activities:

Comparison of fiscal year 2014 to fiscal year 2013

Operating activities provided $154.17 million of cash during fiscal year 2014 compared to $87.56 million of cash provided during fiscal year 2013. The increase in operating cash flow was primarily due to relative stability in the net components of working capital, when compared to the same period last year.

Accounts receivable decreased $6.67 million to $213.05 million at the end of fiscal year 2014, compared to $219.72 million at the end of fiscal year 2013. Accounts receivable turnover increased slightly to 63.7 days from 60.6 days in fiscal year 2013. This calculation is based on a rolling five quarter accounts receivable balance. We believe the increase in turnover to be the result of normal fluctuations and changes in our geographic net sales revenue mix and do not reflect any fundamental changes in credit terms or credit quality.

Inventory increased $8.38 million to $289.26 million at the end of fiscal 2014, compared to $280.87 million at the end of fiscal year 2013. Inventory turnover improved slightly to 2.8 times per year from 2.7 times per year in fiscal year 2013. We believe our inventory has now normalized when compared to levels held in fiscal years 2013 and 2012, which were more variable due to the impact of acquisitions.

Working capital was $286.16 million at the end of fiscal year 2014, compared to $236.54 million at the end of fiscal year 2013. The increase in working capital over the last twelve months is primarily due to an increase in cash and a net decrease in current debt, partially offset by a net increase in accrued expenses and other current liabilities. CEO succession costs and certain incentive compensation accruals were the primary contributors to a net increase in accrued expenses and other current liabilities at the end of fiscal year 2014. As a result, our current ratio increased to 1.9:1 at the end of fiscal year 2014, compared to 1.8:1 at the end of fiscal year 2013.

Comparison of fiscal year 2013 to fiscal year 2012

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

•                 the purchase of PUR inventories during the second quarter of fiscal year 2013;

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

Investing Activities:

In fiscal year 2014, investing activities used $40.46 million of cash compared with $13.93 and $152.02 million used in fiscal years 2013 and 2012, respectively.

Significant highlights of our fiscal year 2014 investing activities

•                 We spent $34.03 million on building, information technology infrastructure, improvements, furniture and equipment, and new distribution equipment in connection with the construction and outfitting of our new distribution facility in Olive Branch, Mississippi; and

•                 We spent an additional $4.52 million on other information technology infrastructure, other building improvements and other furniture and equipment, $1.57 million on tools, molds and other capital asset additions and $0.34 million on the development of new patents.

Significant highlights of our fiscal year 2013 investing activities

•                 We spent $2.79 million on molds, tooling and other production equipment, $4.03 million on land for our new Olive Branch, Mississippi distribution center, $2.04 million on facility improvements, $4.75 million on information technology infrastructure and other office furniture and equipment, $0.28 million on the development of new patents, and $0.80 million on other intangible asset additions; and

•                 We received proceeds of $0.74 million on a note receivable associated with the fiscal year 2012 sale of a land parcel in El Paso, Texas.

Significant highlights of our fiscal year 2012 investing activities

•                 We paid $160 million to acquire the PUR water filtration business from P&G;

•                 We spent $3.21 million on molds and tooling, $10.64 million on information technology infrastructure, $0.90 million on building and leasehold improvements, $0.45 million on distribution equipment, and $0.34 million on the development of new patents;

•                 We sold a facility in Hudson, New York yielding net proceeds to us of $1 million;.

•                 We sold a parcel of land in El Paso, Texas in exchange for $0.20 million of cash and a $0.73 million note receivable;

•                 We sold or redeemed $3.25 million of auction rate securities (“ARS”) at par. In addition, in November 2011, we settled the sale of the remaining portfolio of ARS for $18.05 million, or approximately 96 percent of par; and

•                 We sold $1.17 million of interests in mutual funds.

Financing Activities:

During fiscal year 2014, financing activities used $56.52 million of cash compared to $82.64 million of cash used in fiscal year 2013 and $42.80 million of cash provided in fiscal year 2012.

Significant highlights of our fiscal year 2014 financing activities

•                 We had draws of $107.30 million against our revolving credit agreement;

•                 We repaid $189.30 million drawn against our revolving credit agreement;

•                 We repaid $20 million of long-term debt;

•                 We had draws of $37.61 million against new debt to finance the construction of our new distribution facility in Olive Branch, Mississippi;

•                 We incurred $0.37 million in debt acquisition costs in connection with new long-term debt;

•                 Employees and certain members of our Board of Directors exercised options to purchase 239,136 shares of common stock, and employees purchased 41,328 shares of common stock through our Employee Stock Purchase Plan. These programs provided a combined $10.29 million of cash, including tax benefits;

•                 We paid $6.45 million in tax obligations in connection with the vesting and settlement of certain restricted stock grants to our former CEO and members of our Board of Directors;

•                 We repurchased and retired 33,862 shares of common stock at an average price of $38.71 per share for a total purchase price of $1.31 million; and

•                 Share-based compensation expenses provided $5.71 million in current tax benefits.

Significant highlights of our fiscal year 2013 financing activities

•                 We had draws of $234.65 million against our revolving credit facility;

•                 We repaid $323.75 million drawn against our revolving credit facility;

•                 We repaid $3.00 million of long-term debt;

•                 Employees and certain members of our Board of Directors exercised options to purchase 247,661 shares of common stock, providing $9.33 million of cash, including related tax benefits;

•                 Purchases of common stock through our employee stock purchase plan provided $1.06 million of cash; and

•                 We repurchased and retired 61,426 shares of common stock at a total purchase price of $1.76 million, for a $28.64 per share average price.

Significant highlights of our fiscal year 2012 financing activities

•                 We had draws of $1,369.85 million against our revolving credit facility;

•                 We repaid $1,269.75 million drawn against our revolving credit facility;

•                 We repaid $53.00 million of long-term debt;

•                 We incurred $0.50 million in debt acquisition costs in connection with the amendment of our revolving credit facility;

•                 Employees and certain members of our Board of Directors exercised options to purchase 282,082 shares of common stock, providing $3.46 million of cash, including related tax benefits;

•                 On July 7, 2011, our former CEO tendered 1,016,227 shares of common stock having a market value of $36.52 million, or $35.93 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock. The exercise of these options required $12.55 million to pay related federal income tax obligations and generated $4.22 million in current tax benefits; and

•                 Purchases of common stock through our employee stock purchase plan provided $1.01 million of cash.

Revolving Credit Agreement and Other Debt Agreements:

Revolving Credit Agreement

The Company entered into a Credit Agreement (the “Credit Agreement”, as amended), dated December 30, 2010, by and among the Company, the Borrower, Bank of America, N.A., and the other lenders party thereto.  The Credit Agreement was amended on February 7, 2014 (“Credit Agreement Amendment”) to, among other things, increase the unsecured revolving commitment of the Credit Agreement from $250 million to $375 million, subject to the certain terms and limitations described below.  The Credit Agreement Amendment also eliminated the maintenance of a minimum consolidated net worth financial covenant.  Finally, the Credit Agreement Amendment modified the limitation on the Company’s ability to declare or pay cash dividends to shareholders or make stock repurchases.  Specifically, the Company may declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than (i) 2.75 to 1.00 prior to the date that the compliance certificate for the fiscal year ending February 28, 2015 is required to have been delivered under the Credit Agreement, and (ii) 2.50 to 1.00 thereafter.  The Credit Agreement Amendment does not modify the terms of the Credit Agreement under which repayment may be accelerated or increased.

Other Debt Agreements

In addition to the Credit Agreement, at February 28, 2014, we had an aggregate principal balance of $155 million of Senior Notes with varying maturities due between June 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. Up to $75 million of the debt can be prepaid without penalty while $80 million of the debt is subject to a “make-whole” premium if repaid before maturity.

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “MBFC Loan Agreement”), dated as of March 1, 2013, with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $38 million of taxable industrial development revenue bonds (the “Bonds”). The Bonds are issued under a Trust Indenture (the “IRB Indenture”), between the MBFC and US Bank N.A., as trustee. Interim draws under the MBFC Loan Agreement totaling $37.61 million were made through February 28, 2014. There will not be any additional draws under the MBFC Loan Agreement.  The Bonds and the related loan to Kaz USA (the “MBFC Loan”) will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent depending upon the leverage ratio at the time of the borrowing or (b) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending upon the leverage ratio at the time of the borrowing. The Base Rate is equal to the highest of (i) the federal funds rate for the day, plus 0.50 percent, (ii) the prime rate of Bank of America, N.A., or (iii) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 percent. The proceeds of the MBFC Loan have been used by Kaz USA to finance the purchase of land, construction of a distribution facility and the acquisition and installation of equipment, machinery and related assets located in Olive Branch, Mississippi.

On February 7, 2014, the Company and certain of the Company’s subsidiaries entered into an amendment to the guaranty agreement in favor of Bank of America, N.A. relating to the MBFC Loan.  The Company’s financial covenants under the guaranty agreement are consistent with the covenants contained in the Credit Agreement.  Accordingly, the amendment to the guaranty agreement eliminated the maintenance of a minimum consolidated net worth financial covenant and modified the limitation on the Company’s ability to declare or pay cash dividends to shareholders or make stock repurchases in the same manner as the Credit Agreement Amendment.  The amendment does not modify the terms of the MBFC Loan Agreement or Indenture under which repayment may be accelerated or increased.

Outstanding principal of the MBFC Loan will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021, and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon the maturity of the MBFC Loan on March 1, 2023. The MBFC Loan may be prepaid in whole or part without penalty any time after March 20, 2014. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the MBFC Loan to be prepaid in full on March 1, 2018. Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Loan to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days notice. In lieu of any prepayment, the Bonds may be purchased by a transferee, as permitted under the IRB Indenture.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our various debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes

Minimum Consolidated Net Worth	None	$260 Million + 25% of Fiscal Quarter Net Earnings After February 29, 2004 (1)	$500 Million + 25% of Fiscal Quarter Net Earnings After August 31, 2010 (1)

Interest Coverage Ratio	EBIT (2) ÷ Interest Expense (2)	None	EBIT (2) ÷ Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3) ÷ [EBITDA (2) + Pro Forma Effect of Acquisitions]	Total Current and Long Term Debt (3) ÷ Total Capitalization (3)	Total Current and Long Term Debt (3) ÷ [ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3:00 to 1:00	Maximum Allowed: 55%	Maximum Allowed: 3:25 to 1:00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:
(1) Excluding any fiscal quarter net losses.
(2) Computed using totals for the latest reported four consecutive fiscal quarters.
(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of the end of fiscal year 2014 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)
		2015	2016	2017	2018	2019	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$80,000	$20,000	$20,000	$20,000	$20,000	$-	$-
Term debt - floating rate (1)	112,607	76,900	1,900	3,800	5,700	1,900	22,407
Long-term incentive plan payouts	11,145	5,300	3,801	2,044	-	-	-
Interest on fixed rate debt	7,384	3,016	2,236	1,456	676	-	-
Interest on floating rate debt (1)	4,066	1,927	390	347	281	259	862
Open purchase orders	188,770	188,770	-	-	-	-	-
Long-term purchase commitments	2,957	836	606	606	606	303	-
Minimum royalty payments	78,632	12,689	12,731	12,545	9,674	9,488	21,505
Advertising and promotional	49,969	6,685	5,160	5,263	5,368	5,476	22,017
Operating leases	10,656	3,849	2,472	1,780	1,287	1,268	-
Capital spending commitments	423	423	-	-	-	-	-
Total contractual obligations (2)	$546,609	$320,395	$49,296	$47,841	$43,592	$18,694	$66,791

(1)  The Company uses an interest rate hedge agreement (the “swap”) in conjunction with its unsecured floating rate, $75 million, Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)  In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2014, we have recorded a provision for uncertain tax positions of $13.92 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

On January 14, 2014, the Company and our former CEO entered into the Separation Agreement.  Pursuant to the Separation Agreement, the former CEO ceased serving as the Chief Executive Officer and President and resigned as a director of the Company, effective January 14, 2014, but remained an employee of the Company through February 28, 2014.  The former CEO’s employment with the Company was considered a termination without cause under the terms of his employment agreement. As a result, in connection with the termination of his employment, Mr. Rubin will only receive the amounts or payments due to him under the employment agreement for a termination of employment without cause as of February 28, 2014.

We recorded total pre-tax compensation expense of approximately $40 million for the former CEO in fiscal year 2014, including the compensation charges pursuant to the Separation Agreement, compared to total pre-tax compensation expense of approximately $16 million for the former CEO in fiscal year 2013.  With the former CEO stepping down, the Board of Directors appointed Julien R. Mininberg as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Mininberg, effective March 1, 2014.  Pursuant to Mr. Mininberg’s employment agreement, the Company estimates total pre-tax compensation expense of approximately $3 to $5 million in fiscal year 2015.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements, including share repurchases of $245.64 million in March 2014 in connection with the Company’s modified “Dutch auction” tender offer, $75 million of long-term debt scheduled to mature in June 2014, and $21.90 million in annual principal installments on long-term debt scheduled for payment at various times during fiscal year 2015. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. The Company may elect to repurchase additional shares of common stock up to the balance of its current authorization over the next two fiscal years, subject to limitations contained in its debt agreements and based upon its assessment of a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities. For additional information, see Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

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

Valuation of inventory - We currently record inventory on our balance sheet at average cost, or net realizable value, if it is below our recorded cost.  Determination of net realizable value requires us to estimate the point in time at which an item’s net realizable value drops below its recorded cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale. This process entails a significant amount of inherent subjectivity and uncertainty.

Goodwill and Indefinite-Lived Intangibles - As a result of acquisitions, we have significant intangible assets on our balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and licenses).  Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third-party appraisers.

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

Foreign Currency Risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2014, 2013 and 2012, 14.8, 14.7 and 15.6 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal years 2014 and 2012, the Chinese Renminbi appreciated against the U.S. Dollar approximately 3 and 4 percent, respectively. During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving. Future interventions by China may result in further currency appreciation and increase our product costs over time.

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

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2014 is both floating and fixed. Fixed rates are in place on $80 million of Senior Notes at 3.90 percent and floating rates are in place on $37.61 million of draws under the MBFC Loan Agreement and $75 million of Senior Notes due June 2014. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances under the Credit Agreement. The floating rate Senior Notes due June

2014 reset as described June 2014 reset as described in Note (9) to the accompanying consolidated financial statements, and have been effectively converted to fixed rate debt using an interest rate swap (the “swap”), as described below.

We manage our floating rate term debt using an interest rate swap. As of February 28, 2014, we had a swap that converted an aggregate notional principal of $75 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent. In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.25 percent as of February 28, 2014 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets occur at the same time as the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal years 2014 and 2013:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280	-
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227	-
Total fair value				$-	$1,596	$-

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

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

Rate Sensitive Financial Instruments

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our rate sensitive financial instruments as of February 28, 2014 and 2013.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)
	February 28, 2014
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$80,000	$(80,000)	$(83,951)	$(332)
Interest Rate Swaps (2)	$75,000	$(1,227)	$(1,227)	$(5)
Foreign Currency Exchange Contracts - Pounds (3)	£4,250	$(280)	$(280)	$(710)
Foreign Currency Exchange Contracts - Euros (3)	€2,850	$(89)	$(89)	$(395)

	February 28, 2013
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value

Fixed Rate Long-Term Debt (1)	$100,000	$(100,000)	$(105,725)	$(526)
Interest Rate Swaps (2)	$75,000	$(4,824)	$(4,824)	$(35)
Foreign Currency Exchange Contracts - Pounds (3)	£3,000	$257	$257	$(455)
Foreign Currency Exchange Contracts - Euros (3)	€7,050	$239	$239	$(921)

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

Risks Inherent in Cash and Cash Equivalents

Our cash and cash equivalents are subject to interest rate risk, credit risk and liquidity risk.  Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts.  Cash equivalents consist of money market investment accounts.  The following table summarizes our cash, cash equivalents and investments at the end of fiscal years 2014 and 2013:

CASH AND CASH EQUIVALENTS

(in thousands)
	February 28, 2014		February 28, 2013
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non-interest-bearing accounts - unrestricted	$65,884	0.00 to 1.10%	$9,568	0.00 to 1.30%
Cash, interest and non-interest-bearing accounts - restricted	2,594	0.00 to 0.50%	2,183	0.00 to 0.75%
Money market funds	1,549	0.30 to 0.80%	1,091	0.35 to 0.37%
Total cash and cash equivalents	$70,027		$12,842

Our cash balances at the end of fiscal years 2014 and 2013 include restricted cash of $2.59 and $2.18 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market.  Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations.  We do not otherwise rely on these restricted funds as a source of liquidity.

In February 2013, the Venezuelan government devalued its currency from 4.30 per U.S. Dollar to 6.30 per U.S. Dollar.  As a result of this devaluation, we recorded a $1.41 million unfavorable exchange rate impact in SG&A for the fourth quarter of fiscal year 2013.

At fiscal years ending 2014 and 2013, our cash equivalents were in money market accounts; therefore, we believe there was no material interest rate risk associated with these holdings.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  the 1992 Internal Control-Integrated Framework.  Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2014.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 61.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the internal control over financial reporting of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2014,  and our report dated April 29, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2014 and February 28, 2013, and the related consolidated statements of income, comprehensive income,  stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2014. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 28, 2014 and February 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 29, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 29, 2014

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except shares and par value)

	February 28,	February 28,
	2014	2013

Assets
Assets, current:
Cash and cash equivalents	$70,027	$12,842
Receivables - principally trade, less allowances of $4,679 and $5,031	213,054	219,719
Inventory, net	289,255	280,872
Prepaid expenses and other current assets	10,097	8,442
Income taxes receivable	3,783	1,800
Deferred tax assets, net	29,260	21,530
Total assets, current	615,476	545,205

Property and equipment, net of accumulated depreciation of $71,516 and $74,775	129,117	101,716
Goodwill	453,241	453,241
Other intangible assets, net of accumulated amortization of $94,698 and $73,344	322,309	355,628
Deferred tax assets, net	2,523	2,401
Other assets, net of accumulated amortization of $6,781 and $5,403	10,636	15,813
Total assets	$1,533,302	$1,474,004

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$-	$82,000
Accounts payable, principally trade	75,585	72,263
Accrued expenses and other current liabilities	156,688	134,063
Deferred tax liabilities, net	181	339
Long-term debt, current maturities	96,900	20,000
Total liabilities, current	329,354	308,665

Long-term debt, excluding current maturities	95,707	155,000
Deferred tax liabilities, net	56,988	57,991
Other liabilities, noncurrent	21,766	25,742
Total liabilities	503,815	547,398

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 32,272,519 and 31,868,416 shares issued and outstanding	3,227	3,187
Additional paid in capital	180,861	164,471
Accumulated other comprehensive loss	(1,091)	(2,729)
Retained earnings	846,490	761,677
Total stockholders’ equity	1,029,487	926,606
Total liabilities and stockholders’ equity	$1,533,302	$1,474,004

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Sales revenue, net	$1,317,153	$1,288,263	$1,181,676
Cost of goods sold	800,450	770,052	703,192
Gross profit	516,703	518,211	478,484

Selling, general and administrative expense	387,554	369,438	339,098
Asset impairment charges	12,049	-	-
Operating income	117,100	148,773	139,386

Nonoperating income (expense), net	227	86	(377)
Interest expense	(10,193)	(13,345)	(12,917)
Income before income taxes	107,134	135,514	126,092

Income tax expense	20,886	19,848	15,718
Net income	$86,248	$115,666	$110,374

Earnings per share:
Basic	$2.69	$3.64	$3.52
Diluted	$2.66	$3.62	$3.48

Weighted average shares of common stock used in computing net earnings per share:
Basic	32,007	31,754	31,340
Diluted	32,386	31,936	31,705

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2014			2013			2012
	Before		Net of	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax

Income	$107,134	$(20,886)	$86,248	$135,514	$(19,848)	$115,666	$126,092	$(15,718)	$110,374

Other Comprehensive income

Cash flow hedge activity - interest rate swaps

Changes in fair market value	(111)	39	(72)	(103)	36	(67)	(3,353)	1,430	(1,923)

Interest rate settlements reclassified to income	3,707	(1,297)	2,410	3,833	(1,342)	2,491	4,424	(1,709)	2,715
Subtotal	3,596	(1,258)	2,338	3,730	(1,306)	2,424	1,071	(279)	792

Cash flow hedge activity - foreign currency swaps and contracts

Changes in fair market value	(962)	195	(767)	(132)	(17)	(149)	563	(188)	375

Ineffectiveness recorded in income	-	-	-	44	2	46	63	(19)	44

Settlements reclassified to income	98	(31)	67	629	(90)	539	244	(78)	166
Subtotal	(864)	164	(700)	541	(105)	436	870	(285)	585

Auction rate security activity

Changes in fair market value	-	-	-	-	-	-	1,465	(520)	945

Settlements reclassified to income	-	-	-	-	-	-	(126)	65	(61)
Subtotal	-	-	-	-	-	-	1,339	(455)	884

Total other comprehensive income	2,732	(1,094)	1,638	4,271	(1,411)	2,860	3,280	(1,019)	2,261
Comprehensive income	$109,866	$(21,980)	$87,886	$139,785	$(21,259)	$118,526	$129,372	$(16,737)	$112,635

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Common stock shares
Balances, beginning of period	31,868	31,681	30,839
Exercise of stock options	239	248	1,907
Restricted share-based compensation	271	11	18
Issuance of common stock in connection with employee stock purchase plan	42	39	42
Common stock repurchased and retired	(147)	(111)	(1,125)
Balances, end of period	32,273	31,868	31,681

Common stock
Balances, beginning of period	$3,187	$3,168	$3,084
Exercise of stock options	24	25	191
Restricted share-based compensation	27	1	2
Issuance of common stock in connection with employee stock purchase plan	4	4	4
Common stock repurchased and retired	(15)	(11)	(113)
Balances, end of period	$3,227	$3,187	$3,168

Paid in capital
Balances, beginning of period	$164,471	$151,006	$130,015
Adjustments to paid in capital for changes in uncertain tax positions	257	-	(482)
Stock option share-based compensation, net of tax benefits of $47, $74 and $99	2,757	2,993	2,829
Exercise of stock options, including tax benefits of $499, $5,015 and $4,483	6,541	10,804	35,066
Restricted share-based compensation, including tax benefits of $2,921	12,285	(1)	(2)
Issuance of common stock in connection with employee stock purchase plan	1,346	1,056	1,008
Common stock repurchased and retired	(6,796)	(1,387)	(17,428)
Balances, end of period	$180,861	$164,471	$151,006

Accumulated other comprehensive loss
Balances, beginning of period	$(2,729)	$(5,589)	$(7,850)
Cash flow hedge activity - interest rate swaps, net of tax	2,338	2,424	792
Cash flow hedge activity - foreign currency, net of tax	(700)	436	585
Auction rate security activity, net of tax	-	-	884
Balances, end of period	$(1,091)	$(2,729)	$(5,589)

Retained earnings
Balances, beginning of period	$761,677	$648,144	$560,300
Net Income	86,248	115,666	110,374
Common stock repurchased and retired	(1,435)	(2,133)	(22,530)
Balances, end of period	$846,490	$761,677	$648,144
Total stockholders’ equity	$1,029,487	$926,606	$796,729

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Cash provided (used) by operating activities:
Net income	$86,248	$115,666	$110,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,750	35,328	30,178
Provision for doubtful receivables	400	188	548
Non-cash share-based compensation	31,683	5,913	2,928
Intangible asset impairment charges	12,049	-	-
(Gain) loss on the sale of property and equipment	81	175	(537)
Realized and unrealized loss on investments	-	-	697
Deferred income taxes and tax credits	(10,109)	(12,061)	5,070
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	6,265	(24,624)	(7,368)
Inventories	(8,383)	(34,625)	(28,912)
Prepaid expenses and other current assets	1,166	(1,545)	(1,927)
Other assets and liabilities, net	(1,867)	(326)	189
Accounts payable	3,733	2,507	(3,476)
Accrued expenses and other current liabilities	8,129	1,360	(4,874)
Accrued income taxes	(9,980)	(398)	990
Net cash provided by operating activities	154,165	87,558	103,880

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(40,463)	(14,688)	(16,051)
Proceeds from the sale of property and equipment	5	26	2,339
Note receivable from land sale	-	737	(733)
Proceeds from sale of investments	-	-	22,421
Payment to acquire a business, net of cash received	-	-	(160,000)
Net cash used by investing activities	(40,458)	(13,925)	(152,024)

Cash provided (used) by financing activities:
Proceeds from line of credit	107,300	234,650	1,369,850
Repayment of line of credit	(189,300)	(323,750)	(1,269,750)
Proceeds from issuance of long-term debt	37,607	-	-
Repayment of long-term debt	(20,000)	(3,000)	(53,000)
Payment of financing costs	(367)	(28)	(499)
Proceeds from share issuances under share-based compensation plans, including tax benefits	10,285	10,392	8,688
Payment of tax obligations resulting from cashless share award exercises	(6,445)	-	(12,591)
Payments for repurchases of common stock	(1,311)	(1,759)	-
Share-based compensation tax benefit	5,709	858	99
Net cash provided (used) by financing activities	(56,522)	(82,637)	42,797

Net increase (decrease) in cash and cash equivalents	57,185	(9,004)	(5,347)
Cash and cash equivalents, beginning balance	12,842	21,846	27,193
Cash and cash equivalents, ending balance	$70,027	$12,842	$21,846

Supplemental cash flow information:
Interest paid	$10,632	$11,681	$12,719
Income taxes paid, net of refunds	$31,289	$26,449	$(797)
Value of common stock received as exercise price of options	$492	$1,627	$27,482
Transfer of auction rate securities from noncurrent assets to investments	$-	$-	$18,950

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General

When used in these notes, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries. References to “PUR” refer to the PUR brand of water filtration products that we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates. Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment. Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, services marks, and other intellectual property rights of the Company and other parties in the United States and other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have three segments: Housewares, Healthcare / Home Environment and Personal Care. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid, solid- and powder-based personal care and grooming products.

Our business is seasonal due to different calendar events, holidays, and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Our financial statements are prepared in U.S. Dollars and in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates. We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform to the current year’s presentation.

(b)  Consolidation

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We consider money market investment accounts to be cash equivalents.  Cash equivalents comprised $1.55 and $1.09 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at February 28, 2014 and 2013, respectively. Notes (11) and (12) contain additional information regarding our cash and cash equivalents.

(d)  Trading securities and long-term marketable securities

Trading securities, when held, consist of shares of common stock of publicly traded companies and are stated on our consolidated balance sheets at fair value, as determined by the most recent trading price of each security as of each balance sheet date.  We determine the appropriate classification of our investments when those investments are purchased and reevaluate those determinations at each balance sheet date.  Trading securities, when held, are included in the “Assets, current” section of our consolidated balance sheets.

All realized and unrealized gains and losses attributable to both trading and long-term marketable securities are included in “Nonoperating income (expense), net” in the consolidated statements of income.  The sum of realized and unrealized net losses attributable to trading and long-term marketable security investments totaled $0.70 million in fiscal year 2012, principally from the liquidation of auction rate securities with a par value of $22.05 million.

(e)  Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns.

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known troubled accounts. Our policy is to charge off receivables when we have determined they will no longer be collectible. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous charge offs are netted against bad debt expense in the period recovered. At February 28, 2014 and 2013, the allowance for doubtful receivables was $2.13 and $1.76 million, respectively.

Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.  At February 28, 2014 and 2013, the allowance for back-to-stock returns was $2.55 and $3.27 million, respectively.

The Company has significant concentrations of credit risk with two major customers, representing approximately 17 and 10 percent of gross trade receivables, respectively.  In addition, as of February 28, 2014 and 2013, approximately 44 and 42 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(f)  Inventory, net and cost of goods sold

Our inventory consists almost entirely of finished goods. We currently record inventory on our balance sheet at average cost, or net realizable value, if it is below our recorded cost.  Our average costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses in inventory include all the expenses of operating the Company’s sourcing activities and expenses incurred for production monitoring, product design, engineering and packaging. We charged $36.23, $30.28 and $18.74 million of such general and administrative expenses to inventory during fiscal years 2014, 2013 and 2012, respectively. We estimate that $12.26 and $9.64 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2014 and 2013, respectively.

The “Cost of goods sold” line item on the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period.  When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal years 2014, 2013 and 2012, cost of goods sold manufactured by vendors in the Far East comprised approximately 67, 66 and 78 percent, respectively, of consolidated cost of goods sold.  Our mix of Far East manufacturing has declined since fiscal year 2012 as the Healthcare / Home Environment segment has become a larger part of our business.  This segment sources a significant portion of its products in both the U.S. and Mexico.  We have sourcing relationships with over 220 third-party manufacturers.  During fiscal year 2014, we had no vendors who fulfilled 10 percent or more of our product requirements.  Our top two manufacturers combined fulfilled approximately 14 percent of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 28 percent of our product requirements.

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

(h)  License agreements, trademarks, patents, and other intangible assets

A significant portion of our consolidated sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest.  Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal.  The Company capitalizes costs incurred to renew or extend the term of a license agreement and amortizes such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the line entitled “Selling, general and administrative expense” (“SG&A”). Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 44, 44 and 45 percent of consolidated net sales revenue for fiscal years 2014, 2013 and 2012, respectively.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As further discussed in Note (4) to these consolidated financial statements, we recorded non-cash impairment charges totaling $12.05 million ($12.03 million after tax) for fiscal year 2014, in order to reflect the carrying value of certain trademarks in our Personal Care segment at estimates of their fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, customer lists, distribution rights, patents, patent licenses, and non-compete agreements.  Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes. Effectively, none of our goodwill is deductible for tax purposes.  We amortize certain intangible assets using the straight-line method over appropriate periods ranging from 2 to 30 years. We recorded intangible asset amortization totaling $21.61, $22.40 and $20.07 million during fiscal years 2014, 2013 and 2012, respectively. See Notes (4) and (5) to these consolidated financial statements for more information about our intangible assets.

(k)      Fair value classifications

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

(l)   Warranties

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability.  The following table summarizes the activity in the Company’s accrual for the past two fiscal years:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Last Day of February,

	2014	2013

Beginning balance	$23,150	$26,665
Additions to the accrual	28,281	35,723
Reductions of the accrual - payments and credits issued	(32,162)	(39,238)
Ending balance	$19,269	$23,150

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(o)  Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned. Sales and shipping terms vary among our customers, and as such, revenue is recognized when risk and title to the product transfer to the customer. Net sales revenue is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements and off-invoice markdowns. Such deductions are recorded and / or amortized during the period the related revenue is recognized. Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from net sales revenue reported in the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(p)  Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and similar other arrangements. In instances where the customer provides us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our consolidated statements of income in SG&A. Customer incentives included in SG&A were $16.45, $14.25 and $13.76 million for the fiscal years 2014, 2013 and 2012, respectively.

Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of net sales revenue. Markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales revenue.

(q)  Advertising

Advertising costs, including cooperative advertising discussed in (p) above, are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $46.29, $51.08 and $42.87 million during fiscal years 2014, 2013 and 2012, respectively.

(r)  Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third-party logistics costs and outbound transportation costs. Our expenses for shipping and handling totaled $80.84, $83.81 and $74.42 million during fiscal years 2014, 2013 and 2012, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(s)  Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all its foreign subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss). All our non-U.S. subsidiaries’ transactions involving other currencies have been re-measured in U.S. Dollars using average exchange rates for the months in which the transactions occurred. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.95), ($2.36) and ($0.67) million in SG&A and ($0.17), ($0.04) and $0.04 million in income tax expense during fiscal years 2014, 2013 and 2012, respectively.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(t)   Share-based compensation plans

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

(u)  Interest income

Interest income is included in “Nonoperating income (expense), net” on the consolidated statements of income.  Interest income totaled $0.07, $0.07 and $0.30 million in fiscal years 2014, 2013 and 2012, respectively. Interest income is normally earned on cash invested in short-term accounts, cash equivalents, and temporary and long-term investments.

(v)  Earnings per share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  In fiscal years 2014 and 2013, our securities that had dilutive effects consisted of outstanding options to purchase common stock and issued and contingently issuable unvested restricted share units and awards. In fiscal year 2012, our dilutive securities consisted entirely of outstanding options for common stock.  See Notes (13) and (15) to these consolidated financial statements for more information regarding these restricted share units and awards.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For fiscal years 2014, 2013 and 2012, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Weighted average shares outstanding, basic	32,007	31,754	31,340
Incremental shares from share-based payment arrangements	379	182	365
Weighted average shares outstanding, diluted	32,386	31,936	31,705

Dilutive securities, as a result of in-the-money options	488	278	522
Dilutive securities, as a result of unvested or unsettled share awards due	322	252	-
Antidilutive securities, as a result of out-of-the-money options	441	586	349

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Beginning in June 2011, the FASB issued and subsequently amended certain guidance to increase the prominence of items reported in other comprehensive income. These amendments eliminated the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, the amended guidance requires the presentation of either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In addition, the new guidance required numerous, yet less significant changes in the details of the presentation of additional information regarding other comprehensive income on the face of the new statements and in the accompanying footnotes. As permitted, we elected early adoption of these standards for fiscal year 2012 and applied subsequent amendments to all affected disclosures accompanying these financial statements. While these amended standards affect the presentation of other comprehensive income and certain detailed disclosures, they did not impact our financial position or results of operations.

In February 2013, the FASB issued additional guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). We adopted the guidance during the first quarter of fiscal 2014. Under the new guidance, we are required to present additional details about our reclassifications in a tabular disclosure in the footnotes to our consolidated financial statements. Principally, the disclosures will indicate by key component of AOCI the nature of the reclassifications and the income statement line items affected. While the new guidance has resulted in additional detailed disclosures, it has not impacted our financial position or results of operations.  Note (17) to these consolidated financial statements presents new disclosures that have been prepared in accordance with the new guidance.

Unless otherwise discussed above, the Company’s management believes that the impact of other recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	Last Day of February,
	(Years)	2014	2013

Land	-	$12,800	$12,800
Building and improvements	3 - 40	98,660	66,994
Computer, furniture and other equipment	3 - 15	60,291	58,284
Tools, molds and other production equipment	1 - 10	23,017	29,264
Construction in progress	-	5,865	9,149
Property and equipment, gross		200,633	176,491
Less accumulated depreciation		(71,516)	(74,775)
Property and equipment, net		$129,117	$101,716

We recorded $12.23, $12.03 and $9.14 million of depreciation expense for fiscal years 2014, 2013 and 2012, respectively.

Capital expenditures for property and equipment totaled $40.12, $13.61 and $15.38 million in fiscal years 2014, 2013 and

2012, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal year 2019. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $5.68, $6.39 and $5.59 million for fiscal years 2014, 2013 and 2012, respectively.  During the third quarter of fiscal year 2014, in connection with our move to a new distribution facility discussed below, we terminated a previously leased distribution facility in Memphis, Tennessee as of October 31, 2013.

NOTE 3 – PROPERTY AND EQUIPMENT

During fiscal year 2014, the Company completed construction of a new 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi. Capital expenditures for fiscal years 2014 and 2013 include $34.03 million and $4.03 million, respectively, in connection with this project. The new facility will consolidate the distribution operations of our U.S. based Personal Care and Healthcare / Home Environment segment’s appliance businesses. We commenced shipments out of the new facility during the first week of September 2013. We are in the process of completing the transition of our domestic Personal Care segment appliance distribution operation to the new facility, which we expect to complete in the first quarter of fiscal year 2015. Remaining capital expenditure commitments in connection with the Personal Care segment appliance transition are not expected to be material. See Note (9) to these consolidated financial statements for related information regarding the debt incurred to fund the construction of the new distribution facility.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

We do not record amortization expense for goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We perform an annual impairment review of goodwill and other intangible assets during the first quarter of each fiscal year. We also perform interim testing, if necessary, as required by GAAP. We write down any asset deemed to be impaired to its fair value.

The Company’s traditional impairment test methodology uses primarily estimated future discounted cash flow models (“DCF Models”). The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management. In determining the assumptions to be used, the Company considers the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company’s common stock and that of comparable companies and general economic and industry trends, among other considerations. When stock market or other conditions warrant, the Company expands its traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of the Company’s reporting units. Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period of time.

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

Annual Impairment Testing in the First Quarter of Fiscal Year 2014 - The Company performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2014. As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $12.05 million ($12.03 million after tax). The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

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

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following tables summarize by operating segment the changes in our goodwill and intangible assets for fiscal years

2014 and 2013:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at

	Weighted	February 28, 2013		Year Ended February 28, 2014			February 28, 2014

	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$-	$-	$-	$166,132	$-	$-	$166,132
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other intangibles - finite	2.7	15,609	-	339	-	(255)	15,693	-	(11,149)	4,544
Total Housewares		256,941	-	339	-	(255)	257,025	-	(11,149)	245,876

Healthcare / Home Environment:
Goodwill		251,758	-	-	-	-	251,758	-	-	251,758
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite	3.0	15,300	-	-	-	-	15,300	-	(6,416)	8,884
Other Intangibles - finite	7.6	114,490	-	-	-	-	114,490	-	(34,606)	79,884
Total Healthcare / Home Environment		435,548	-	-	-	-	435,548	-	(41,022)	394,526

Personal Care:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		75,803	-	-	(12,049)	-	63,754	-	-	63,754
Trademarks - finite	14.6	150	-	-	-	-	150	-	(77)	73
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	6.5	18,683	-	-	-	-	18,683	-	(15,887)	2,796
Other intangibles - finite	4.0	49,437	-	-	-	-	49,437	-	(26,563)	22,874
Total Personal Care		236,214	(46,490)	-	(12,049)	-	224,165	(46,490)	(42,527)	135,148

Total		$928,703	$(46,490)	$339	$(12,049)	$(255)	$916,738	$(46,490)	$(94,698)	$775,550

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at

	Weighted	February 29, 2012		Year Ended February 28, 2013			February 28, 2013
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$-	$-	$-	$166,132	$-	$-	$166,132
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other intangibles - finite	3.7	15,774	-	278	-	(443)	15,609	-	(10,070)	5,539
Total Housewares		257,106	-	278	-	(443)	256,941	-	(10,070)	246,871

Healthcare / Home Environment:
Goodwill		250,867	-	-	-	891	251,758	-	-	251,758
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite	4.0	14,900	-	-	-	400	15,300	-	(3,455)	11,845
Other Intangibles - finite	8.6	114,790	-	-	-	(300)	114,490	-	(23,220)	91,270
Total Healthcare / Home Environment		434,557	-	-	-	991	435,548	-	(26,675)	408,873

Personal Care:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		75,303	-	500	-	-	75,803	-	-	75,803
Trademarks - finite	15.6	150	-	-	-	-	150	-	(72)	78
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	7.2	19,564	-	-	-	(881)	18,683	-	(15,570)	3,113
Other intangibles - finite	5.0	49,437	-	-	-	-	49,437	-	(20,957)	28,480
Total Personal Care		236,595	(46,490)	500	-	(881)	236,214	(46,490)	(36,599)	153,125

Total		$928,258	$(46,490)	$778	$-	$(333)	$928,703	$(46,490)	$(73,344)	$808,869

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2014, 2013 and 2012, as well as estimated amortization expense for the fiscal years 2015 through 2019:

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the fiscal years ended

February 2014	$21,612
February 2013	$22,400
February 2012	$20,069

Estimated Amortization Expense
For the fiscal years ended

February 2015	$21,021
February 2016	$20,838
February 2017	$20,523
February 2018	$16,704
February 2019	$12,000

Many of the license agreements under which we sell or intend to sell products with trademarks owned by other entities require that we pay minimum royalties.  Some license agreements also require that we make minimum levels of advertising expenditures. For fiscal year 2015, estimated minimum royalties due and minimum advertising expenditures under these license agreements total $12.69 and $5.06 million, respectively.

NOTE 5 – ACQUISITIONS

PUR Acquisition - On December 30, 2011, we completed an asset and stock purchase transaction in which we acquired 100 percent of the stock of PUR Water Purification Products, Inc., and certain other assets and liabilities from The Procter & Gamble Company and certain of its affiliates (“P&G”) for a net cash purchase price of $160 million, subject to future adjustments. The acquisition was funded entirely with short-term debt. Significant assets acquired include manufacturing equipment, trademarks, customer lists, distribution rights, patents, and the goodwill of the PUR water filtration business (“PUR”). PUR’s product line includes faucet mount water filtration systems and filters, pitcher systems and filters, and refrigerator filters. We are operating the PUR business in our Healthcare / Home Environment segment and market its products primarily into retail trade channels in the U.S. Goodwill from the acquisition consists largely of the distribution network, marketing synergies and economies of scale that are anticipated from the addition of the new product line.

In connection with this acquisition, we entered into transitional services and supply agreements whereby P&G or one or more of its affiliates will provide certain short-term services for, and supply certain products to the Company in exchange for specified fees. During fiscal year 2013, we finished using certain of these services and acquired the remaining PUR inventory on-hand from P&G. The remaining transitional agreements were supply agreements that ended during fiscal year 2014.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. None of the goodwill recognized is deductible for income tax purposes. As of December 31, 2012, we completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired trademarks indefinite economic lives and are amortizing the customer list, patents, trademarks and technology license agreements, and covenant not to compete over expected weighted average lives of approximately 15.0, 12.4, 5.2, and 2.0 years, respectively. For the customer list, we used historical attrition rates to assign an expected life. For patent rights, we used the underlying non-renewable term of a royalty-free license we acquired for the use of patented designs in certain PUR products. Since the trademarks acquired are considered to have indefinite lives, they are not subject to amortization.

NOTE 5 – ACQUISITIONS

The following schedule presents the acquisition date fair value of the net assets of PUR:

PUR – NET ASSETS ACQUIRED ON DECEMBER 30, 2011
(in thousands)

Supplier tooling advances	$1,432
Tools, dies, molds and other production equipment	12,495
Goodwill	86,162
Trademarks	54,000
Trademark and technology licensing agreements	14,900
Patents	4,140
Customer list	18,600
Covenant not to compete	200
Total assets acquired	191,929
Less: Deferred tax liabilities recorded at acquisition	(31,929)
Net assets acquired	$160,000

The fair values of the PUR assets acquired were estimated by applying income and market approaches. The fair value measurement of the intangible assets are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 15.20 percent weighted average cost of capital, a royalty rate of 7 percent used in the determination of the trademark fair value, royalty rates of 0.50 to 1.00 percent used in the determination of patent estate values, and customer attrition rates of 5 percent per year used in the determination of customer list values.

NOTE 6 – SHORT-TERM DEBT

The Company has a entered into a Credit Agreement (the “Credit Agreement”, as amended) dated December 30, 2010 with Bank of America, N.A., and the other lenders which was amended on February 7, 2014 (“Credit Agreement Amendment”).  The Credit Agreement Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $250 million to $375 million, subject to the certain terms and limitations described below.  The Credit Agreement Amendment also eliminated the maintenance of a minimum consolidated net worth financial covenant.  Finally, the Credit Agreement Amendment modified the limitation on the Company’s ability to declare or pay cash dividends to shareholders or make stock repurchases.  Specifically, the Company may declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than (i) 2.75 to 1.00 prior to the date that the compliance certificate for the fiscal year ending February 28, 2015 is required to have been delivered under the Credit Agreement, and (ii) 2.50 to 1.00 thereafter.  The Credit Agreement Amendment does not modify the terms of the Credit Agreement under which repayment may be accelerated or increased.

The commitment under the Credit Agreement terminates on December 30, 2015. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. The Credit Agreement and our other debt are unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. As of February 28, 2014, there was no revolving loan principal balance outstanding and there were $0.28 million of open letters of credit outstanding against the Credit Agreement. As of February 28, 2014, the amount available for borrowings under the Credit Agreement was $374.72 million.

NOTE 6 – SHORT-TERM DEBT

The Credit Agreement and our other debt agreements require the maintenance of maximum debt leverage and minimum interest coverage ratios, and contain other customary covenants, which restrict us from incurring liens on any of our properties, except under certain conditions, and place certain limits on the amount of dividends we may pay or shares of common stock we may repurchase, among other things.

The following table contains information about interest rates on short-term debt and weighted average short-term debt outstanding for the periods covered by our consolidated statements of income:

INTEREST RATES ON SHORT-TERM DEBT
(in thousands)
	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Average short-term debt (1)	$29,680	$143,100	$94,060
Average interest rate on short-term debt during each year (2)	1.3%	1.7%	2.2%
Interest rate range during each year	1.2%- 3.6%	1.6% - 4.0%	2.0% - 4.0%
Weighted average interest rate on short-term debt outstanding at year end	0.0%	1.6%	2.1%

(1) Average short-term debt is computed as the average of the current and four prior quarters ending balances of our revolving credit facility.

(2) The average interest rate on short-term debt during each year is computed by dividing the total interest expense associated with our revolving credit facility for a fiscal year by the average short-term debt outstanding for the same fiscal year.

See Note (21) to these consolidated financial statements for information regarding the borrowing of a principal amount of $200 million under our Credit Agreement on March 14, 2014 in connection with the Company’s modified “Dutch auction” tender offer.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
(in thousands)
	February 28,	February 28,
	2014	2013

Accrued compensation, benefits and payroll taxes	$69,877	$34,265
Accrued sales returns, discounts and allowances	25,297	22,561
Accrued warranty returns	19,269	23,150
Accrued advertising	16,414	14,554
Accrued product liability, legal and professional fees	5,705	9,061
Accrued royalties	5,712	7,731
Accrued property, sales and other taxes	6,835	5,729
Derivative liabilities, current	1,596	3,044
Liability for uncertain tax positions	453	-
Other	5,530	13,968
Total accrued expenses and other current liabilities	$156,688	$134,063

NOTE 8 – OTHER LIABILITIES, NONCURRENT

A summary of other noncurrent liabilities is as follows:

OTHER LIABILITIES, NONCURRENT
(in thousands)
	February 28,	February 28,
	2014	2013

Deferred compensation liability	$7,257	$6,443
Liability for uncertain tax positions	13,471	15,759
Derivative liabilities	-	1,780
Other liabilites	1,038	1,760
Total other liabilities, noncurrent	$21,766	$25,742

NOTE 9 – LONG-TERM DEBT

A summary of long-term debt is as follows:

LONG-TERM DEBT
(dollars in thousands)
	Original
	Date	Interest		February 28,	February 28,
	Borrowed	Rates	Matures	2014	2013

$37.61 million unsecured loan with a state industrial development corporation, interim draws, interest is set and payable quarterly at the Base Rate, as defined below, plus a margin of up to 1.125%, or applicable LIBOR plus a margin of up to 2.125%, as determined by the interest rate elected. Loan subject to holder’s call on or after March 1, 2018. Loan can be prepaid without penalty any time after March 20, 2014.	03/13	1.16%	03/23	$37,607	$-

$75 million unsecured floating interest rate 10 year Senior Notes. Interest set and payable quarterly at three month LIBOR plus 90 basis points. Principal is due in June 2014. Notes can be prepaid without penalty. (1)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	80,000	100,000
Total long-term debt				192,607	175,000
Less current maturities of long-term debt				(96,900)	(20,000)
Long-term debt, excluding current maturities				$95,707	$155,000

(1)  Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates. Additional information regarding the swap is provided in Note (12) to these consolidated financial statements.

In March 2013, Kaz USA, Inc. (“Kaz USA”), a wholly owned subsidiary of the Company, entered into a Loan

Agreement (the “MBFC Loan Agreement”), dated as of March 1, 2013, with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of up to $38 million of taxable industrial development revenue bonds (the “Bonds”). The Bonds are issued under a Trust Indenture (the “IRB Indenture”), between the MBFC and US Bank N.A., as trustee. Interim draws under the MBFC Loan Agreement, accumulating to $37.61 million, were made through February 28, 2014. There will not be any additional draws under the MBFC Loan Agreement.  The Bonds and the related loan to Kaz USA (the “MBFC Loan”) will bear interest at a variable rate as elected by Kaz USA equal to either (a) a “Base Rate” plus a margin of 0.00 to 1.125 percent, depending upon the leverage ratio at the time of the borrowing or (b) the respective one-, two-, three-, or six-month LIBOR rate plus 1.00 to 2.125 percent, depending

NOTE 9 – LONG-TERM DEBT

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

The outstanding principal of the MBFC Loan will be payable as follows: $1.90 million on March 1 in each of 2014, 2015, 2018, 2019, 2020, 2021 and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023. The MBFC Loan may be prepaid in whole or part without penalty any time after March 20, 2014. Additionally, Bank of America, N.A., the purchaser of the Bonds, may elect for the MBFC Loan to be prepaid in full on March 1, 2018. Following March 1, 2018, Bank of America, N.A. may elect for the MBFC Loan to be prepaid on March 1 of each subsequent year prior to maturity upon at least 90 days notice. In lieu of any prepayment, the Bonds may be purchased by a transferee, as permitted under the IRB Indenture.

On February 7, 2014, the Company and certain of its subsidiaries entered into an amendment to the guaranty agreement in favor of Bank of America, N.A. relating to the MBFC Loan.  The Company’s financial covenants under the guaranty agreement are consistent with the covenants contained in the Credit Agreement.  Accordingly, the amendment to the guaranty agreement eliminated the maintenance of a minimum consolidated net worth financial covenant and modified the limitation on the Company’s ability to declare or pay cash dividends to shareholders or make stock repurchases in the same manner as the Credit Agreement Amendment.  The amendment does not modify the terms of the MBFC Loan Agreement or Indenture under which repayment may be accelerated or increased.  See Note (6) to these consolidated financial statements for further information regarding the Credit Agreement Amendment.

The fair market value of the fixed rate debt at February 28, 2014 computed using a discounted cash flow analysis was $83.95 million compared to the $80 million book value. All other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2014.

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

As of February 28, 2014, our debt agreements effectively limited our ability to incur more than $391.80 million of additional debt from all sources, including our Credit Agreement. We were in compliance with the terms of these agreements as of February 28, 2014.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE
(in thousands)
	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Interest and commitment fees	$5,609	$8,858	$7,670
Deferred finance costs	912	903	823
Interest rate swap settlements, net	3,672	3,584	4,424
Total interest expense	$10,193	$13,345	$12,917

NOTE 10 – INCOME TAXES

Our components of income before income tax expense are as follows:

COMPONENTS OF INCOME BEFORE TAXES

(in thousands)
	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

U.S.	$38,147	$50,834	$26,445
Non-U.S.	68,987	84,680	99,647
Total	$107,134	$135,514	$126,092

Our components of income tax expense (benefit) are as follows:

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

(in thousands)
	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

U.S.
Current	$24,736	$26,369	$5,342
Deferred	(9,021)	(8,776)	4,630
	15,715	17,593	9,972

Non-U.S.
Current	6,254	5,464	5,204
Deferred	(1,083)	(3,209)	542
	5,171	2,255	5,746
Total	$20,886	$19,848	$15,718

Our total income tax expense differs from the amounts computed by applying the statutory tax rate to income before income taxes. A summary of these differences are as follows:

INCOME TAX RATE RECONCILIATION

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Expected effective income tax rate at the U.S. statutory rate	35.0%	35.0%	35.0%

Impact of U.S. state income taxes and other	2.2%	-0.2%	1.5%

Decrease in income taxes resulting from income from non-U.S. operations
subject to varying income tax rates	-9.3%	-11.4%	-13.6%

Effect of zero tax rate in Macau	-12.3%	-8.8%	-9.5%

Decrease in income taxes resulting from tax audit settlements	0.0%	0.0%	-0.9%

Effect of asset impairment charges, most of which are non-deductible	3.9%	0.0%	0.0%
Effective income tax rate	19.5%	14.6%	12.5%

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern. The acquisitions of Kaz and PUR have increased the proportion of U.S. taxable income relative to total taxable income, which has resulted in higher effective income tax rates.

NOTE 10 – INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2014 and 2013 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(in thousands)

	Last Day of February,
	2014	2013

Deferred tax assets, gross:
Operating loss carryforwards	$17,455	$21,385
Accounts receivable	4,068	5,885
Inventories	8,528	8,648
Accrued expenses and other	20,307	10,600
Foreign currency contracts, interest rate swaps and deferred exchange gains	528	930
Total gross deferred tax assets	50,886	47,448

Valuation allowance	(15,602)	(19,040)
Deferred tax liabilities:
Depreciation and amortization	(60,670)	(62,807)
Total deferred tax assets (liabilities), net	$(25,386)	$(34,399)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in making this assessment. In fiscal year 2014, the net decrease in our valuation allowance was $3.44 million, principally due to the utilization and expiration of operating loss carryforwards previously reserved with a valuation allowance and changes in estimates regarding the value of operating loss carryforwards to be used in the future.

The schedule below shows the composition of our operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration.

SUMMARY OF OPERATING LOSS CARRYFORWARDS

(in thousands)

	At February 28, 2014
	Tax Year	Gross	Required
	Expiration	Deferred Tax	Future Taxable
	Date Range	Assets	Income

U.S. operating loss carryforwards	2016 - 2032	$2,253	$8,991
Non-U.S. operating loss carryforwards with definite
carryover periods	2014 - 2029	4,063	32,368
Non-U.S. operating loss carryforwards with indefinite
carryover periods	Indefinite	11,139	37,116
Subtotals		17,455	78,475

Less portion of valuation allowance established for
operating loss carryforwards		(12,695)	(47,633)
Total		$4,760	$30,842

As of February 28, 2014, subject to the valuation allowances provided, we believe it is more likely than not that we will realize the net benefits of these deferred tax assets. Any future amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

NOTE 10 – INCOME TAXES

United States Income Taxes - In fiscal year 2012, the Company and the IRS reached an agreement with respect to the U.S. federal income tax returns of Kaz, Inc. and its subsidiaries for tax years 2004 and 2006 resulting in a decrease to fiscal year 2012 tax expense of $1.13 million. The U.S. federal income tax returns of Kaz, Inc. and its U.S. subsidiaries for tax years 2003, 2007 and 2008 continue to be under examination as of February 28, 2014.

During fiscal year 2012, the Company received notices of proposed adjustments related to Kaz’s 2007 and 2008 tax years. The Company is protesting the adjustments and does not expect them to have a material impact on our results of operations or financial position.

During fiscal year 2014, the IRS began an audit of the U.S. Federal income tax returns of Helen of Troy Texas Corporation and its subsidiaries for the 2011 and 2012 tax years.  As of February 28, 2014, no adjustments have been proposed.

Hungary Income Taxes - The Company is currently under audit in Hungary with respect to the 2005, 2006 and 2009 tax years and has received notices of proposed adjustments for each year. We are currently challenging these adjustments through judicial proceedings and have recorded an unrecognized tax benefit of $2.99 million.

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

During fiscal years 2014 and 2013, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

	Fiscal Years Ended
	2014	2013

Total unrecognized tax benefits, beginning balance	$15,759	$13,213
Changes in tax positions taken during a prior period	536	3,194
Changes due to lapse in statute of limitations	(2,363)	(466)
Impact of foreign currency remeasurement on unrecognized tax benefits in the current period	216	(182)
Changes resulting from agreements with taxing authorities	(224)	-
Total unrecognized tax benefits, ending balance	13,924	15,759
Less current unrecognized tax benefits	(453)	-
Noncurrent unrecognized tax benefits	$13,471	$15,759

We do not expect any additional material changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

NOTE 10 – INCOME TAXES

The Company classifies all interest and penalties on uncertain tax positions as income tax expense. As of February 28, 2014 and February 28, 2013, the liability for tax-related interest expense and penalties included in unrecognized tax benefits was $2.66 and $2.45 million for interest expense and $1.48 and $1.43 million for penalties, respectively. Additionally, the 2014, 2013 and 2012 provisions for income tax include combined tax-related interest and penalties expense of $0.56, $1.03 and $1.25 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of February 28, 2014, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
Mexico	2008	2008	-	2013
United Kingdom	- None -	2013	-	2014
United States *	2003, 2007, 2008, 2011, 2012	2003, 2007, 2008, 2011 - 2014
Switzerland	- None -	2007	-	2014
Hong Kong	- None -	2006	-	2014
France	2007 - 2010	2007	-	2014
Hungary	2005, 2006, 2009	2005, 2006, 2009 - 2014

*    Kaz, Inc. and its U.S. subsidiaries are under examination for the 2003, 2007 and 2008 tax years.  Helen of Troy Texas Corporation and its subsidiaries are currently under examination for the 2011 and 2012 tax years.

NOTE 11 – FAIR VALUE

The following tables present the fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis as of the last day of February 2014 and 2013:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES
(in thousands)
		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,549	$1,549	$-
Total assets	$1,549	$1,549	$-

Liabilities:
Long-term debt - fixed rate (1)	$83,951	$-	$83,951
Long-term debt - floating rate	112,607	-	112,607
Interest rate swaps and foreign currency contracts	1,596	-	1,596
Total liabilities	$198,154	$-	$198,154

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2013	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,091	$1,091	$-
Foreign currency contracts	496	-	496
Total assets	$1,587	$1,091	$496

Liabilities:
Long-term debt - fixed rate (1)	$105,725	$-	$105,725
Long-term debt - floating rate	75,000	-	75,000
Interest rate swaps	4,824	-	4,824
Total liabilities	$185,549	$-	$185,549

(1)  Debt values are reported at estimated fair value in these tables but are recorded in the accompanying consolidated balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items. Money market accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets and are classified as Level 1 items.

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates at February 28, 2014 and 2013 of 1.75 and 1.83, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and interest rate swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes (1), (12) and (17) to these consolidated financial statements for more information on our hedging activities.

NOTE 11 – FAIR VALUE

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. As discussed in Note (4) to these consolidated financial statements, in connection with our annual impairment testing during the first quarter of fiscal year 2014, we recorded a non-cash asset impairment charge of $12.05 million ($12.03 million after tax). The charge related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method. The table below presents other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the fiscal years 2014 and 2013:

OTHER NON-FINANCIAL ASSETS
FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)
(in thousands)
	Fiscal Years Ended

	2014	2013

Beginning balances	$808,869	$829,500
Total gains / income (losses / expense):
Included in net income - realized	(33,403)	(22,400)
Acquired during the period	339	778
Acquisition adjustments and retirements during the period	(255)	991
Ending balances	$775,550	$808,869

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2014, 2013 and 2012, 14.7, 14.7 and 15.6 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivares Fuertes. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. We recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.95), ($2.36) and ($0.67) million in SG&A and ($0.17), ($0.04) and $0.04 million in income tax expense during fiscal years 2014, 2013 and 2012, respectively.

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

Interest Rate Risk - Interest on our outstanding debt as of February 28, 2014 is both floating and fixed. Fixed rates are in place on $80 million of Senior Notes at 3.90 percent and floating rates are in place on $37.61 million of draws under the MBFC Loan Agreement and $75 million of Senior Notes due June 2014. If short-term interest rates increase, we may incur higher interest rates on any outstanding balances under the Credit Agreement. The floating rate Senior Notes due June 2014 reset as described in Note (9) to these consolidated financial statements, and have been effectively converted to fixed rate debt using an interest rate swap (the”swap”), as described below.

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As of February 28, 2014, we had a swap that converted aggregate notional principal of $75 million from floating interest rate payments under our Senior Notes due June 2014 to fixed interest rate payments at 6.01 percent. In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal amount of $75 million at a rate of 5.11 percent on our Senior Notes due June 2014, while simultaneously receiving floating rate interest payments set at 0.25 percent as of February 28, 2014 on the same notional amounts. The fixed rate side of the swap will not change over the life of the swap. The floating rate payments are reset quarterly based on three month LIBOR. The resets occur at the same time as the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. The swap is used to reduce the Company’s risk of increased interest costs; however, when interest rates drop significantly below the swap rates, we lose the benefit that our floating rate debt would provide, if not managed with a swap. The swap is considered 100 percent effective.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal years 2014 and 2013:

FAIR VALUES OF DERIVATIVE INSTRUMENTS
(in thousands)
February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280	-
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227	-
Total fair value				$-	$1,596	$-

February 28, 2013
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other	Other
		Settlement	Notional	Current	Current	Liabilities,
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities	Noncurrent

Foreign currency contracts - sell Euro	Cash flow	10/2013	€7,050	$239	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	11/2013	£3,000	257	-	-
Interest rate swap	Cash flow	6/2014	$75,000	-	3,044	1,780
Total fair value				$496	$3,044	$1,780

The pre-tax effect of derivative instruments for the fiscal years 2014 and 2013 is as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS
(in thousands)
	Fiscal Years Ended
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Loss into Income			as Income (1)
	2014	2013	Location	2014	2013	Location	2014	2013

Currency contracts - cash flow hedges	$(962)	$(132)	SG&A	$(98)	$(629)	SG&A	$-	$(44)
Interest rate swaps - cash flow hedges	(111)	(103)	Interest expense	(3,707)	(3,833)
Total	$(1,073)	$(235)		$(3,805)	$(4,462)		$-	$(44)

(1)      The amounts shown represent the ineffective portion of the change in fair value of cash flow hedges.

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

We expect pre-tax net losses of $0.37 million associated with foreign currency contracts, and $1.23 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss to be reclassified into expense over the next nine months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle. See Notes (1), (11) and (17) to these consolidated financial statements for more information on our hedging activities.

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

Risks Inherent in Cash and Cash Equivalents - Our cash and cash equivalents are subject to interest rate risk, credit risk and liquidity risk. Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts. Cash equivalents consist of money market investment accounts. The following table summarizes our cash and cash equivalents at the end of fiscal years 2014 and 2013:

CASH AND CASH EQUIVALENTS
(in thousands)
	February 28, 2014		February 28, 2013
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates

Cash and cash equivalents:
Cash, interest and non-interest-bearing accounts - unrestricted	$65,884	0.00 to 1.10%	$9,568	0.00 to 1.30%
Cash, interest and non-interest-bearing accounts - restricted	2,594	0.00 to 0.50%	2,183	0.00 to 0.75%
Money market funds	1,549	0.30 to 0.80%	1,091	0.35 to 0.37%
Total cash and cash equivalents	$70,027		$12,842

Our cash balances at the end of fiscal years 2014 and 2013 include restricted cash of $2.59 and $2.18 million, respectively, denominated in Venezuelan Bolivares Fuertes, shown above under the heading “Cash, interest and non-interest-bearing accounts – restricted.” The balances arise from our operations within the Venezuelan market. Until we are able to repatriate cash from Venezuela, we intend to use these cash balances in-country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity.

In February 2013, the Venezuelan government devalued its currency from 4.30 per U.S. Dollar to 6.30 per U.S. Dollar. As a result of this devaluation, we recorded a $1.41 million unfavorable exchange rate impact in SG&A for the fourth quarter of fiscal year 2013.

At the end of fiscal years 2014 and 2013, our cash equivalents were in money market accounts, therefore, we believe there was no material interest rate risk associated with these holdings.

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

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES

Employment Contracts - During fiscal year 2012, we entered into an amended and restated employment agreement with Gerald J. Rubin, our former Chief Executive Officer and President (the “former CEO”).   On January 14, 2014, the Company and the former CEO entered into a separation agreement (the “Separation Agreement”).  Pursuant to the Separation Agreement, the former CEO ceased serving as the Chief Executive Officer and President and resigned as a director of the Company, effective January 14, 2014, but remained an employee of the Company through February 28, 2014.  The former CEO’s employment with the Company was considered a termination without cause under the terms of his employment agreement. As a result, in connection with the termination of his employment, Mr. Rubin will only receive the amounts or payments due to him under the employment agreement for a termination of employment without cause as of February 28, 2014.  As a result of the Separation Agreement, the Company recorded a charge of $16.34 million (after tax) in the fourth quarter of fiscal year 2014, which accrued for liabilities and associated legal and administrative costs as a result of the separation.

We have entered into employment contracts with certain officers, including an employment agreement with Mr. Mininberg effective March 1, 2014, in connection with his appointment as the Company’s new CEO. These agreements provide for minimum salary levels, potential incentive bonuses, and in some cases, performance based awards. These agreements also specify varying levels of salary continuation and / or severance compensation dependant on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control. In some cases, the expiration dates for these agreements are indefinite, unless terminated by either party.  At February 28, 2014, the estimated aggregate commitment for potential future compensation and / or severance pursuant to all continuing employment contracts, was approximately $7.68 million, payable over varying terms for the next two years.

International Trade - We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. With most of our products being manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest. In recent years, increasing labor costs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and the appreciation of the Chinese Renminbi against the U.S. Dollar have resulted in fluctuations in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Any future supplier closings could cause periodic disruptions in delivery of certain items that can affect our sales. Although we have multiple sourcing partners for many of our products, occasionally we are unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe supplier contraction continues to be a trend in our industry. We also believe that we could source similar products outside China, if necessary, and we continuously explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives - We regularly enter into arrangements with customers whereby we offer various incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included in the accompanying consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note (7) included in the lines entitled “Accrued sales returns, discounts and allowances” and “Accrued advertising” and are based on incentives applicable to sales occurring up to the respective balance sheet dates.

Other Matters - We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments - Our contractual obligations and commercial commitments at the end of fiscal year 2014 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)

		2015	2016	2017	2018	2019	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$80,000	$20,000	$20,000	$20,000	$20,000	$-	$-
Term debt - floating rate (1)	112,607	76,900	1,900	3,800	5,700	1,900	22,407
Long-term incentive plan payouts	11,145	5,300	3,801	2,044	-	-	-
Interest on fixed rate debt	7,384	3,016	2,236	1,456	676	-	-
Interest on floating rate debt (1)	4,066	1,927	390	347	281	259	862
Open purchase orders	188,770	188,770	-	-	-	-	-
Long-term purchase commitments	2,957	836	606	606	606	303	-
Minimum royalty payments	78,632	12,689	12,731	12,545	9,674	9,488	21,505
Advertising and promotional	49,969	6,685	5,160	5,263	5,368	5,476	22,017
Operating leases	10,656	3,849	2,472	1,780	1,287	1,268	-
Capital spending commitments	423	423	-	-	-	-	-
Total contractual obligations (2)	$546,609	$320,395	$49,296	$47,841	$43,592	$18,694	$66,791

(1)           The Company uses an interest rate swap in conjunction with its unsecured floating rate, $75 million, Senior Notes due June 2014. The swap hedges the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixes the interest rates on the Senior Notes due June 2014 at 6.01 percent.

(2)           In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2014, we have recorded a provision for uncertain tax positions of $13.92 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to our uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

NOTE 14 – REPURCHASE OF HELEN OF TROY COMMON STOCK

As of February 6, 2014, our Board of Directors approved a resolution to repurchase $550 million of the Company’s outstanding common stock in keeping with its stated intention to return to shareholders excess capital not otherwise deployed for strategic acquisitions.  This share repurchase authorization supersedes the  remaining previously outstanding share repurchase authorization, which was 2,907,637 shares of common stock as of February 6, 2014.  On February 10, 2014, as part of the $550 million repurchase program, the Company announced the commencement of a modified “Dutch auction” tender offer to repurchase up to $300 million of its common stock.  The tender offer expired March 10, 2014, resulting in the Company accepting for payment all shares of common stock properly tendered and not properly withdrawn for an aggregate purchase price of approximately $245.6 million.  See Note (21) to the accompanying consolidated financial statements for additional information regarding the completion of the “Dutch auction” tender offer.

Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option or other share-based award holders can be paid for by having the holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for by the Company as a purchase and retirement of shares.

NOTE 14 – REPURCHASE OF HELEN OF TROY COMMON STOCK

For the periods covered in the accompanying consolidated financial statements, open market repurchase activity and common stock option exercises resulted in the following share repurchases:

SHARE REPURCHASES

	Fiscal Years Ended
	2014	2013	2012

Common stock repurchased on the open market
Number of shares	33,862	61,426	-
Aggregate market value of shares (in thousands)	$1,311	$1,759	$-
Average price per share	$38.71	$28.64	$-

Common stock received in settlement of share-based compensation
Number of shares	112,677	49,126	1,124,563
Aggregate market value of shares (in thousands)	$6,937	$1,627	$40,047
Average price per share	$61.57	$33.12	$35.61

During fiscal year 2012, our former CEO tendered 1,016,227 shares of common stock having a market value of $36.52 million, or $35.93 per share, as payment for the exercise price and related federal tax obligations arising from the exercise of stock options to purchase 1,625,000 shares of common stock. The shares tendered as part of this transaction are included as fiscal year 2012 common stock repurchase activity in the preceding table.

During the first quarter of fiscal year 2014, our former CEO tendered 9,898 shares of common stock having a market value of $0.35 million as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted share units (“Performance RSUs”). On February 28, 2014, our former CEO tendered 92,683 shares of common stock having a market value of $6.05 million as payment for related federal tax obligations arising from the vesting and settlement of Performance RSUs and restricted share awards (“RSAs”). The shares were originally awarded based on the achievement of fiscal year 2013 performance targets and vested on February 28, 2014 in accordance with the terms of his Employment and Separation Agreements.

We account for shares tendered in settlement of share-based compensation transactions as a purchase and retirement of the shares.

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

Expired Plans

The 1998 Plan - The plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable immediately or over one-, four-, or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant.

NOTE 15 – SHARE-BASED COMPENSATION PLANS

The 1998 Plan expired by its terms on August 25, 2008. As of February 28, 2014, 30,100 shares of common stock subject to options were outstanding under the plan.

The 1995 Directors’ Plan - The plan covered a total of 980,000 shares of common stock for issuance to non-employee members of the Board of Directors. We granted options under the 1995 Directors’ Plan at a price equal to the fair market value of our common stock at the date of grant. Options granted under the 1995 Directors’ Plan vest one year from the date of issuance and expire ten years after issuance. The 1995 Directors’ Plan expired by its terms on June 6, 2005. As of February 28, 2014, options to purchase 20,000 shares of common stock were outstanding under the plan.

Active Plans

The 2008 Stock Incentive Plan - The plan covers a total of 3,750,000 shares of common stock for issuance to key officers, employees and consultants of the Company.  Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four- or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. The plan will expire by its terms on August 19, 2018. As of February 28, 2014, 788,831 shares of common stock subject to options were outstanding, 100,000 Performance RSUs remained outstanding but were vested on April 22, 2014 and 2,350,699 shares remained available for future issue under the plan.

On March 1, 2012, our former CEO was granted 700,000 Performance RSUs with a fair value of $32.88 per share subject to performance and service conditions. 100,000 Performance RSUs were earned in fiscal year 2013 and were vested and settled in fiscal year 2014 in accordance with the terms of his Employment and Separation Agreements.  Based on the achievement of performance targets in connection with his fiscal year 2013 annual bonus, the former CEO was also awarded 159,666 RSAs having a fair value at the date of the award of $35.55 per share.  These shares were awarded on April 22, 2013 and vested on February 28, 2014 in accordance with the terms of his Employment and Separation Agreements.

Our former CEO earned 100,000 Performance RSUs and 62,304 RSAs for fiscal year 2014 performance having a fair value at the date of the award of $67.10 per share.  These Performance RSUs and RSAs vested on April 22, 2014 per the terms of his Employment and Separation Agreements.  For further information regarding the Separation Agreement, see Note (13) to these consolidated financial statements under the subheading “Employment Contracts.”

The 2008 Directors’ Plan - The plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of our Board of Directors. Awards granted under the 2008 Directors’ Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. Currently, the Board’s stock ownership guidelines require restricted stock granted to directors to be held until their departure from the Board. The plan will expire by its terms on August 19, 2018. As of February 28, 2014, 58,624 shares of restricted stock have been granted and 116,376 shares remained available for future issue under the plan. Under the 2008 Directors’ Plan, for the fiscal years ended 2014, 2013 and 2012, the Company granted 10,512, 10,512 and 18,000 shares of restricted stock, respectively, to certain members of our Board of Directors having weighted average fair values at the date of grant of $41.26, $31.54 and $29.48 per share for each year, respectively. The restricted stock awards vested immediately, were valued at the fair value of the Company’s common stock at the date of the grant and accordingly, were expensed at the time of the grants.

The 2008 Stock Purchase Plan - The plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our shares of common stock. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018. Shares of common stock purchased under the 2008 Stock Purchase Plan vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal years 2014, 2013 and 2012, plan participants

NOTE 15 – SHARE-BASED COMPENSATION PLANS

acquired a total of 41,328, 39,728 and 41,868 shares of common stock at average prices of $32.66, $26.68 and $24.17 per share, respectively. As of February 28, 2014, 158,213 shares remained available for future issue under this plan.

The Company recorded share-based compensation expense in SG&A for each of the fiscal years covered by our consolidated statements of income as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Stock options	$2,380	$2,298	$2,061
Directors stock compensation	619	473	531
Performance based restricted stock awards (1)	7,968	2,988	-
Performance based restricted stock units (2)	5,478	-	-
CEO separation compensation (3)	15,000	-	-
Employee stock purchase plan	424	296	336
Share-based payment expense	31,869	6,055	2,928
Less income tax benefits	(5,709)	(858)	(99)
Share-based payment expense, net of income tax benefits	$26,160	$5,197	$2,829

Earnings per share impact of share based payment expense:
Basic	$0.82	$0.16	$0.09
Diluted	$0.81	$0.16	$0.09

The table above includes the following awards recognized in accordance with the terms of our former CEO’s Employment and Separation Agreements:

(1)  RSAs of 159,666 for fiscal year 2013 with a fair value at the date of the award of $35.55 per share, vested and settled on February 28, 2014, and 62,304 RSAs for fiscal year 2014 with a fair value at the date of the award of  $67.10 per share, vested on April 22, 2014.

(2)      Performance RSUs of 66,600 for fiscal year 2013 and 100,000 for fiscal year 2014, having a fair value at the date of each grant of $32.88.

(3)      $15 million in aggregate fair value of shares of common stock, to be settled on September 1, 2014 per the terms of the Separation Agreement with our former CEO.

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions for the fiscal years 2014, 2013 and 2012:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

Range of risk free interest rates used	0.6% - 1.3%	0.1% - 0.9%	0.6% - 1.5%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	38.8%	51.4%	52.5%
Range of expected volatility rates used	34.0% - 41.7%	45.7% - 55.3%	51.4% - 65.9%
Range of expected terms used (in years)	4.1 - 4.4	4.1 - 4.4	4.1 - 4.4

NOTE 15 – SHARE-BASED COMPENSATION PLANS

The following describes how certain assumptions above are determined and affect the estimated fair value of options or discounted employee share purchases (“share-based payments”).  The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the share-based payments. The dividend yield is computed as zero because the Company has not historically paid dividends nor does it expect to do so at this time. Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying share-based payments. The Company uses its historical experience to estimate the expected life of each stock-option grant and also to estimate the impact of exercise, forfeitures, termination, and holding period behavior for fair value expensing purposes.

A summary of stock option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value

Outstanding at March 1, 2011	2,510	$17.64	$6.40	3.05	$26,054
Grants	379	32.71	13.13
Exercises	(1,907)	16.10	36,912
Forfeitures / expirations	(111)	27.91
Outstanding at February 29, 2012	871	26.26	10.31	5.78	5,570
Grants	309	34.57	14.09
Exercises	(248)	22.88	2,634
Forfeitures / expirations	(68)	30.23
Outstanding at February 28, 2013	864	29.89	11.98	6.26	6,209
Grants	264	36.45	11.61
Exercises	(239)	25.36	4,663
Forfeitures / expirations	(50)	33.55
Outstanding at February 28, 2014	839	$33.03	$12.38	6.48	$27,081

Exercisable at February 28, 2014	111	$25.85	$10.05	4.06	$4,389

A summary of non-vested stock option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED STOCK OPTION ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
		Grant Date
	Non-Vested	Fair Value
	Options	(per share)

Outstanding at March 1, 2011	496	$8.42
Grants	379	13.13
Vested or forfeited	(258)	9.19
Outstanding at February 29, 2012	617	10.99
Grants	309	14.09
Vested or forfeited	(237)	10.29
Outstanding at February 28, 2013	689	12.62
Grants	264	11.61
Vested or forfeited	(225)	11.06
Outstanding at February 28, 2014	728	$12.74

NOTE 15 – SHARE-BASED COMPENSATION PLANS

A summary of restricted stock unit activity and changes under the Company’s 2008 Stock Incentive Plan follows:

SUMMARY OF RESTRICTED STOCK UNIT ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
	Units	(per share)	Outstanding

Outstanding at March 1, 2012	-	$-	$-
Granted	700	32.88
Vested	-	-
Outstanding at February 28, 2013	700	32.88	25,956
Vested (1)	(100)	32.88
Forfeited (2)	(500)	32.88
Outstanding at February 28, 2014 (3)	100	$32.88	$6,531

The schedule above includes the following awards and forfeitures recognized in accordance with the terms of our former CEO’s Employment and Separation Agreements:

(1)  Includes 100,000 fiscal year 2013 Performance RSUs. 33,400 vested and settled on April 22, 2013 at a fair value of $35.55 per share and 66,600 vested and settled on February 28, 2014 at a fair value of $65.31 per share.

(2)  500,000 Performance RSUs were forfeited.

(3)  Includes 100,000 fiscal year 2014 Performance RSUs, which were vested and settled on April 22, 2014 at a fair value of $67.10 per share.

A summary of restricted stock award activity under all the Company’s share-based compensation plans follows:

SUMMARY OF RESTRICTED STOCK AWARD ACTIVITY
(in thousands, except per share data)

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
	Awards	(per share)	Outstanding

Due for issue at March 1, 2012	-	$-	$-
Earned (2)	160	35.55
Vested and issued	-	-
Due for Issue at February 28, 2013 (2)	160	$35.55	$5,920
Earned (1)	62	67.10
Vested and issued	(160)	35.55
Due for issue at February 28, 2014 (1)	62	$67.10	$4,073

The schedule above includes the following awards earned based on fiscal years 2014 and 2013 performance and vested in accordance with the terms of our former CEO’s Employment and Separation Agreements:

(1)  Fiscal year 2014 RSAs, which vested on April 22, 2014.

(2)  Fiscal year 2013 RSAs, were vested on February 28, 2014.

For further information regarding the former CEO’s Separation Agreement, see Note (13) to these consolidated financial statements under the subheading “Employment Contracts.”

NOTE 15 – SHARE-BASED COMPENSATION PLANS

A summary of our total unrecognized share-based compensation expense as of February 28, 2014 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

Weighted
Average
	Unrecognized	Period of
	Compensation	Recognition
	Expense	(in months)

Stock options	$6,127	30.9

NOTE 16 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total matching contributions made to these savings plans for the fiscal years ended 2014, 2013 and 2012 were $2.89, $2.60 and $2.37 million, respectively.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss by component and related tax effects for fiscal years 2014 and

2013 were as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

(in thousands)

	Unrealized Holding Gains (Losses)
	On Cash Flow Hedges
		Foreign
	Interest Rate	Currency
	Swaps (1)	Contracts (2)	Total

Balance at February 29, 2012	$(5,559)	$(30)	$(5,589)

Other comprehensive income before reclassification	(103)	(132)	(235)
Amounts reclassified out of accumulated other comprehensive income	3,833	673	4,506
Tax effects	(1,306)	(105)	(1,411)
Other Comprehensive Income (Loss)	2,424	436	2,860

Balance at February 28, 2013	(3,135)	406	(2,729)

Other comprehensive income before reclassification	(111)	(962)	(1,073)
Amounts reclassified out of accumulated other comprehensive income	3,707	98	3,805
Tax effects	(1,258)	164	(1,094)
Other Comprehensive Income (Loss)	2,338	(700)	1,638

Balance at February 28, 2014	$(797)	$(294)	$(1,091)

(1)  Includes net deferred tax benefits of $0.43 and $1.69 million at the end of fiscal years 2014 and 2013, respectively.

(2)  Includes net deferred tax benefits (expense) of $0.08 and ($0.09) million at the end of fiscal years 2014 and 2013,

respectively.

See Notes (1), (11) and (12) to these consolidated financial statements for additional information regarding our hedging activities.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The amounts reclassified out of accumulated other comprehensive income into the consolidated statements of income, with presentation location for each of the fiscal years covered by our consolidated statements of income, are as follows:

PRE-TAX EFFECT OF RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended the Last Day of February,
Comprehensive Income Components	2014	2013	2012	Income Statement Location

Unrealized holding gains (losses) on derivatives
Interest rate swaps	$3,707	$3,833	$4,424	Interest expense
Foreign currency contracts	98	673	307	Selling, general and administrative expense
Total amounts reclassified	$3,805	$4,506	$4,731

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	May	August	November	February	Total

Fiscal 2014:

Sales revenue, net	$304,516	$319,387	$380,730	$312,520	$1,317,153

Gross profit	120,165	123,255	147,701	125,582	516,703

Asset impairment charges	12,049	-	-	-	12,049

Net income	14,392	23,318	37,524	11,014	86,248

Earnings per share (1)
Basic	0.45	0.73	1.17	0.34	2.69
Diluted	0.45	0.72	1.16	0.34	2.66

Fiscal 2013:

Sales revenue, net	$300,211	$287,411	$374,599	$326,042	$1,288,263

Gross profit	121,148	117,030	148,453	131,580	518,211

Net income	23,472	22,968	37,719	31,507	115,666

Earnings per share (1)
Basic	0.74	0.72	1.19	0.99	3.64
Diluted	0.74	0.72	1.18	0.98	3.62

(1)           Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 19 – FOURTH QUARTER CHARGES / TRANSACTIONS

Fiscal Year 2014 - Our results for the fourth quarter of fiscal year 2014 included a charge of $16.34 million (after tax) in connection with payments, including associated legal and administrative costs, required as a result of our former CEO’s separation from service, as further discussed in Notes (13), (14) and (15) to these consolidated financial statements.

Fiscal Year 2013 - Our results for the fourth quarter of fiscal year 2013 did not contain any transactions of a non-routine nature other than the $1.41 million foreign currency devaluation adjustment, as further discussed in Note (12) to these consolidated financial statements.

Fiscal Year 2012 - Our results for the fourth quarter of fiscal year 2012 included the acquisition of PUR business from P&G and related financing transactions, as further discussed in Note (5) to these consolidated financial statements.

NOTE 20 – SEGMENT INFORMATION

The following table contains segment information for fiscal years covered by our consolidated financial statements:

SEGMENT INFORMATION

(in thousands)

		Healthcare /	Personal
Fiscal Year 2014	Housewares	Home Environment	Care	Total

Sales revenue, net	$274,478	$568,075	$474,600	$1,317,153
Asset impairment charges	-	-	12,049	12,049
Operating income	50,828	20,764	45,508	117,100
Identifiable assets	369,698	676,131	487,473	1,533,302
Capital and intangible asset expenditures	851	22,934	16,678	40,463
Depreciation and amortization	3,539	20,152	11,059	34,750

		Healthcare /	Personal
Fiscal Year 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$259,042	$538,666	$490,555	$1,288,263
Operating income	49,612	37,772	61,389	148,773
Identifiable assets	362,378	645,586	466,040	1,474,004
Capital and intangible asset expenditures	1,269	7,795	5,624	14,688
Depreciation and amortization	4,903	17,417	13,008	35,328

		Healthcare /	Personal
Fiscal Year 2012	Housewares	Home Environment	Care	Total

Sales revenue, net	$237,376	$447,695	$496,605	$1,181,676
Operating income	44,884	32,350	62,152	139,386
Identifiable assets	362,045	619,369	454,309	1,435,723
Capital and intangible asset expenditures	1,781	4,042	10,228	16,051
Depreciation and amortization	6,672	12,502	11,004	30,178

We compute operating income for each segment based on net sales revenue, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment. We make allocations of overhead between operating segments using a number of relevant allocation criteria, depending on the nature of the expense, the most significant of which are relative revenues, estimates of relative labor expenditures, headcount, and facility square footage. We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.

In fiscal year 2012, we began making an allocation of corporate overhead to the Healthcare / Home Environment segment. In fiscal years 2014 and 2013, we made certain additional cost allocations to the Healthcare / Home Environment segment that were not made in fiscal year 2012 due to continued operational and system integration. These additional allocations are costs of corporate and operating functions that are shared by our segments. For fiscal years 2014, 2013 and 2012, allocations totaled $28.44, $16.69 and $6.02 million, respectively.

NOTE 20 – SEGMENT INFORMATION

Our domestic and international net sales revenue and long-lived assets were as follows:

GEOGRAPHIC INFORMATION

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2014	2013	2012

SALES REVENUE, NET:
United States	$1,019,525	$1,014,354	$906,884
International	297,628	273,909	274,812
Total	$1,317,153	$1,288,263	$1,181,676

LONG-LIVED ASSETS:
United States	$444,788	$515,411	$525,537
International:
Barbados	324,399	398,340	406,213
Other international	148,639	15,048	15,437
Subtotal	473,038	413,388	421,650
Total	$917,826	$928,799	$947,187

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 19, 19 and 20 percent of our net sales revenue in fiscal years 2014, 2013 and 2012, respectively. Sales to this customer are made within the Personal Care and Healthcare / Home Environment segments. Of these sales, approximately 92, 91 and 93 percent were within the U.S. during fiscal years 2014, 2013 and 2012, respectively.

Sales to our second largest customer accounted for approximately 11 percent of our net sales revenue in each of the fiscal years ending 2014, 2013 and 2012, respectively. Sales to this customer are made across all segments, primarily within the United States and Canada. No other customers accounted for 10 percent or more of net sales revenue during those fiscal years.

NOTE 21 – SUBSEQUENT EVENTS

On March 14, 2014, the Company completed its modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of its outstanding common stock at a final purchase price of $66.50 per share.  The proceeds from borrowing $200 million under the Credit Agreement and $45.64 million of cash on hand were used to pay for all shares of common stock properly tendered and not properly withdrawn for an aggregate purchase price of approximately $245.64 million (not including fees and expenses relating to the tender offer).  The shares repurchased represented approximately 11.5 percent of the Company’s issued and outstanding common shares as of February 5, 2014.

On March 20, 2014, the Company concluded its borrowings under the MBFC Loan Agreement, which fixed the principal balance at $37.61 million. Since the aggregate maximum principal under the MBFC Loan Agreement was not borrowed, the final payment of the repayment schedule outlined in Note (9) to these consolidated financial statements was adjusted from $15.20 million previously disclosed to $14.81 million.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
		Charged to	Net charge
	Beginning	cost and	(credit) to		Ending
Description	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance

Year ended February 28, 2014
Allowances for doubtful accounts	$1,764	$400	$-	$37	$2,127
Allowances for back-to-stock returns	3,267	-	(715)	-	$2,552

Year ended February 28, 2013
Allowances for doubtful accounts	$1,811	$188	$-	$235	$1,764
Allowances for back-to-stock returns	3,730	-	(463)	-	$3,267

Year ended February 29, 2012
Allowances for doubtful accounts	$2,108	$548	$-	$845	$1,811
Allowances for back-to-stock returns	2,040	-	1,690	-	$3,730

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

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on pages 60 through 61, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Chief Financial Officer, Chief Operations Officer and Chief Legal Officer

Effective May 1, 2014, the Board of Directors has appointed Brian L. Grass, currently serving as the Company’s Vice President and Assistant Chief Financial Officer, to serve as the Chief Financial Officer of the Company.  Mr. Grass, age 44, has served as the Vice President and Assistant Chief Financial Officer of the Company since July 2006.  Prior to joining the Company, Mr. Grass spent seven years in public accounting at KPMG LLP and six years in various financial leadership roles at Tenet Healthcare Corporation, a healthcare services company.  In connection with his appointment to serve as the Company’s Chief Financial Officer, Mr. Grass’s annual base salary was set at $350,000 and he is eligible to receive an annual performance bonus targeted at 60% of his annual base salary.  He is also eligible to receive a mix of performance-based and time vested long-term incentive awards in the form of equity targeted at $280,000 in value.

Effective May 1, 2014, the Board of Directors also appointed Thomas J. Benson, currently serving as the Company’s Chief Financial Officer, to serve as the Chief Operations Officer of the Company. Mr. Benson, age 56, served as the Senior Vice President and Chief Financial Officer of the Company since August 2003. Mr. Benson served as Chief Financial Officer of Elamex, S.A. de C.V., a provider of manufacturing and shelter services, from June 2002 to August 2003, and as Chief Financial Officer of Franklin Connections / Azar Nut Company, a manufacturer, packager and distributor of candy and nut products, from May 1994 to June 2002. He has served as an investments director in two private investment firms and spent seven years in public accounting. He received his B.S. from St. Mary’s College and his Masters Degree of Taxation from DePaul University.  In connection with his appointment to serve as the Company’s Chief Operations Officer, Mr. Benson’s annual base salary was increased to $600,000 and he is eligible to receive an annual performance bonus targeted at 75% of his annual base salary.  He is also eligible to receive a mix of performance-based and time vested long-term incentive awards in the form of equity targeted at $500,000 in value.

Effective May 1, 2014, the Board of Directors has also appointed Vincent D. Carson, currently serving as the Company’s General Counsel and Senior Vice President, to serve as the Chief Legal Officer of the Company.  In connection with his appointment to serve as the Company’s Chief Legal Officer, Mr. Carson’s annual base salary was increased to $375,000 and he is eligible to receive an annual performance bonus targeted at 50% of his annual base salary.  He is also eligible to receive a mix of performance-based and time vested long-term incentive awards in the form of equity targeted at $438,000 in value.

The performance goals and other terms of the bonus and equity awards of Mr. Grass, Mr. Benson and Mr. Carson discussed above are subject to the review and approval of the Compensation Committee of the Board of Directors.  There are no family relationships between Mr. Grass and Mr. Benson and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer.  There are no related person transactions (within the meaning of Item 404(a) of Regulation S-K) between Mr. Grass or Mr. Benson and the Company.

Indemnification Agreements

On April 23, 2014, the Board of Directors approved an Indemnification Agreement (the “Indemnification Agreement”) to be entered into with the directors and certain officers of the Company, including the Company’s executive officers. The Indemnification Agreement, among other things, requires the Company to (1) indemnify a director or officer against certain liabilities that may arise by reason of his or her status or service as a director or officer, (2) to advance his or her expenses incurred as a result of a proceeding as to which he may be indemnified and (3) to cover such person under any directors’ and officers’ liability insurance policy the Company chooses to maintain.  The Indemnification Agreement also contains other provisions customary for such agreements. The Indemnification Agreement is intended to provide indemnification rights to the fullest extent permitted under Bermuda law and in addition to any rights the directors or officers may have under the Company’s Bye-laws, as amended. The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the Indemnification Agreement which is filed as Exhibit 10.1 hereto.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2014 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

	2.	Financial Statement Schedule: See “Schedule II” on page 103 of this report

	3.	Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  The exhibit numbers succeeded by an asterisk (**) indicate exhibits furnished with this Form 10-K that are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

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

10.1†*	Form of Indemnification Agreement.
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

10.14†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.15†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, filed with the Securities and Exchange Commission on May 15, 2006 (the “2006 10-K”)).

10.16†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.26 of the 2006 10-K).
10.17†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.18†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.19†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

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

10.23

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.24†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.25†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, the Company and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011).

10.26†

Helen of Troy Limited 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.27†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.28

Second Amendment to Credit Agreement, dated December 15, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2011).

10.29†

Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

10.30

Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.31

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

10.33†

Form of Helen of Troy Limited Stock Option Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the Securities and Exchange Commission on April 29, 2013 (the “2013 10-K”)).

10.34†	Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.35 of the 2013 10-K)
10.35†

Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.36†

Separation Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, Helen of Troy Limited (a Barbados company) and Gerald J. Rubin, dated January 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.37

Third Amendment to Credit Agreement, dated February 7, 2014, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

10.38

First Amendment to Guaranty Agreement, dated as of February 7, 2014, made by Helen of Troy, L.P., , Helen of Troy Limited, a Barbados company, HOT Nevada, Inc, Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., Kaz Canada, Inc., and Pur Water Purification Products, Inc., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February10, 2014).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer and Director
April 29, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Thomas J. Benson
Julien R. Mininberg	Thomas J. Benson
Chief Executive Officer, Director and Principal Executive Officer April 29, 2014	Senior Vice President, Chief Financial Officer and Principal Financial Officer April 29, 2014

/s/ Richard J. Oppenheim	/s/ Timothy F. Meeker
Richard J. Oppenheim	Timothy F. Meeker
Financial Controller and Principal Accounting Officer	Director, Chairman of the Board
April 29, 2014	April 29, 2014

/s/ Gary B. Abromovitz	/s/ John B. Butterworth
Gary B. Abromovitz	John B. Butterworth
Director, Deputy Chairman of the Board	Director
April 29, 2014	April 29, 2014

/s/ William F. Susetka	/s/ Adolpho R. Telles
William F. Susetka	Adolpho R. Telles
Director	Director
April 29, 2014	April 29, 2014

/s/ Darren G. Woody
Darren G. Woody
Director
April 29, 2014

INDEX TO EXHIBITS

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K.  The exhibit numbers succeeded by an asterisk (**) indicate exhibits furnished with this Form 10-K that are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. All other exhibit numbers indicate exhibits filed by incorporation by reference.  Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

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

10.1†*	Form of Indemnification Agreement.
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

10.14†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.15†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, filed with the Securities and Exchange Commission on May 15, 2006 (the “2006 10-K”)).

10.16†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.26 of the 2006 10-K).
10.17†	Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the 2008 Proxy Statement).
10.18†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.19†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

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

10.23

First Amendment to Credit Agreement, dated January 14, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.24†

First Amendment to the Helen of Troy 1997 Cash Bonus Performance Plan, dated February 14, 2011(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.25†

Amended and Restated Employment Agreement between Helen of Troy Nevada Corporation, the Company and Gerald J. Rubin, dated September 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011).

10.26†

Helen of Troy Limited 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.27†

Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on September 14, 2011).

10.28

Second Amendment to Credit Agreement, dated December 15, 2011, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2011).

10.29†

Restricted Stock Unit Agreement between the Company and Gerald J. Rubin, dated March 1, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

10.30

Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.31

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

10.33†

Form of Helen of Troy Limited Stock Option Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the Securities and Exchange Commission on April 29, 2013 (the “2013 10-K”)).

10.34†	Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.35 of the 2013 10-K)
10.35†

Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.36†

Separation Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, Helen of Troy Limited (a Barbados company) and Gerald J. Rubin, dated January 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.37

Third Amendment to Credit Agreement, dated February 7, 2014, by and among Helen of Troy, L.P., the Company, Bank of America, N.A., JP Morgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

10.38

First Amendment to Guaranty Agreement, dated as of February 7, 2014, made by Helen of Troy, L.P., , Helen of Troy Limited, a Barbados company, HOT Nevada, Inc, Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., Kaz Canada, Inc., and Pur Water Purification Products, Inc., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February10, 2014).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase