Form 10-Q
period 2014-05-31
HELEN OF TROY LTD
filed 2014-07-10
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..... to …..

Commission file number: 001-14669

HELEN OF TROY LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	74-2692550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarenden House 2 Church Street Hamilton, Bermuda

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 3, 2014

Common Shares, $0.10 par value, per share	28,368,876 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	May 31,	February 28,
	2014	2014

Assets
Assets, current:
Cash and cash equivalents	$29,170	$70,027
Receivables - principally trade, less allowances of $4,894 and $4,679	217,415	213,054
Inventory, net	298,450	289,255
Prepaid expenses and other current assets	8,501	10,097
Income taxes receivable	7,924	3,783
Deferred tax assets, net	24,834	29,260
Total assets, current	586,294	615,476

Property and equipment, net of accumulated depreciation of $74,730 and $71,516	127,586	129,117
Goodwill	453,241	453,241
Other intangible assets, net of accumulated amortization of $99,956 and $94,698	308,161	322,309
Deferred tax assets, net	2,343	2,523
Other assets, net of accumulated amortization of $7,180 and $6,781	10,030	10,636
Total assets	$1,487,655	$1,533,302

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$235,000	$-
Accounts payable, principally trade	84,818	75,585
Accrued expenses and other current liabilities	124,571	156,688
Deferred tax liabilities, net	182	181
Long-term debt, current maturities	96,900	96,900
Total liabilities, current	541,471	329,354

Long-term debt, excluding current maturities	93,807	95,707
Deferred tax liabilities, net	54,069	56,988
Other liabilities, noncurrent	18,505	21,766
Total liabilities	707,852	503,815

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 28,358,198 and 32,272,519 shares issued and outstanding	2,836	3,227
Additional paid in capital	170,087	180,861
Accumulated other comprehensive loss	(290)	(1,091)
Retained earnings	607,170	846,490
Total stockholders’ equity	779,803	1,029,487
Total liabilities and stockholders’ equity	$1,487,655	$1,533,302

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2014	2013

Sales revenue, net	$311,778	$304,516
Cost of goods sold	192,258	184,351
Gross profit	119,520	120,165

Selling, general and administrative expense	87,397	87,490
Asset impairment charges	9,000	12,049
Operating income	23,123	20,626

Nonoperating income (expense), net	50	84
Interest expense	(3,417)	(2,942)
Income before income taxes	19,756	17,768

Income tax expense:
Current	2,039	3,896
Deferred	1,319	(520)
Net income	$16,398	$14,392

Earnings per share:
Basic	$0.56	$0.45
Diluted	$0.55	$0.45

Weighted average shares of common stock used in computing net earnings per share:
Basic	29,105	31,908
Diluted	29,616	32,180

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended May 31,
	2014			2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$19,756	$(3,358)	$16,398	$17,768	$(3,376)	$14,392

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	12	(5)	7	(3)	1	(2)
Interest rate settlements reclassified to income	914	(320)	594	914	(320)	594
Subtotal	926	(325)	601	911	(319)	592

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	78	(17)	61	36	(7)	29
Settlements reclassified to income	166	(27)	139	(216)	40	(176)
Subtotal	244	(44)	200	(180)	33	(147)

Total other comprehensive income	1,170	(369)	801	731	(286)	445
Comprehensive income	$20,926	$(3,727)	$17,199	$18,499	$(3,662)	$14,837

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended May 31,
	2014	2013

Cash provided (used) by operating activities:
Net income	$16,398	$14,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,757	8,447
Provision for doubtful receivables	118	279
Non-cash share-based compensation	1,295	3,378
Intangible asset impairment charges	9,000	12,049
(Gain) loss on the sale of property and equipment	1	37
Deferred income taxes and tax credits	1,321	(509)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(4,479)	13,419
Inventories	(9,195)	(7,510)
Prepaid expenses and other current assets	1,641	(3,302)
Other assets and liabilities, net	(2,987)	1,748
Accounts payable	9,233	14,275
Accrued expenses and other current liabilities	(23,939)	(11,389)
Accrued income taxes	(4,193)	1,519
Net cash provided by operating activities	2,971	46,833

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(1,822)	(17,000)
Net cash used by investing activities	(1,822)	(17,000)

Cash provided (used) by financing activities:
Proceeds from line of credit	337,700	28,400
Repayment of line of credit	(102,700)	(72,400)
Proceeds from issuance of long-term debt	-	11,835
Repayment of long-term debt	(1,900)	-
Payment of financing costs	(1)	(157)
Proceeds from share issuances under share-based compensation plans, including tax benefits	2,935	2,758
Payment of tax obligations resulting from cashless share award exercises	(4,569)	(393)
Payments for repurchases of common stock	(273,598)	(1,311)
Share-based compensation tax benefit	127	723
Net cash used by financing activities	(42,006)	(30,545)

Net decrease in cash and cash equivalents	(40,857)	(712)
Cash and cash equivalents, beginning balance	70,027	12,842
Cash and cash equivalents, ending balance	$29,170	$12,130

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

May 31, 2014

Note 1 – Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2014 and February 28, 2014, and the results of our consolidated operations for the fiscal quarters ended May 31, 2014 and 2013. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2014, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have three segments: Housewares, Healthcare / Home Environment and Personal Care. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Our consolidated condensed financial statements are prepared in U.S. Dollars and in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.  We have reclassified, combined or separately disclosed certain amounts in the prior period’s consolidated condensed financial statements and accompanying footnotes to conform to the current period’s presentation.

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

Notes 7, 9, 11, and 12 provide additional information regarding certain of our significant commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability.  The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three months ended May 31,
	2014	2013

Beginning balance	$19,269	$23,150
Additions to the accrual	13,286	13,578
Reductions of the accrual - payments and credits issued	(13,415)	(15,946)
Ending balance	$19,140	$20,782

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  For the fiscal quarter ended May 31, 2014, our dilutive securities consisted of outstanding options to purchase common stock and the impact of a $15 million severance payment to our former Chief Executive Officer (“CEO”) to be settled with common stock on September 1, 2014.   For the fiscal quarter ended May 31, 2013, our dilutive securities consisted of outstanding options to purchase common stock and issued and contingently issuable unvested restricted share units and awards.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.  See Note 14 to these consolidated condensed financial statements for more information regarding restricted share units and awards.  For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three months ended May 31,
	2014	2013

Weighted average shares outstanding, basic	29,105	31,908
Incremental shares from share-based payment arrangements	511	272
Weighted average shares outstanding, diluted	29,616	32,180

Dilutive securities, as a result of in-the-money options	728	199
Dilutive securities, as a result of unvested or unsettled share awards due	231	234
Antidilutive securities, as a result of out-of-the-money options	233	797

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED MAY 31, 2014 AND 2013

(in thousands)

		Healthcare /	Personal
May 31, 2014	Housewares	Home Environment	Care	Total

Sales revenue, net	$66,756	$142,489	$102,533	$311,778
Asset impairment charges	-	-	9,000	9,000
Operating income	13,035	8,717	1,371	23,123
Capital and intangible asset expenditures	824	406	592	1,822
Depreciation and amortization	914	5,463	2,380	8,757

		Healthcare /	Personal
May 31, 2013	Housewares	Home Environment	Care	Total

Sales revenue, net	$63,530	$125,602	$115,384	$304,516
Asset impairment charges	-	-	12,049	12,049
Operating income	12,456	6,536	1,634	20,626
Capital and intangible asset expenditures	214	16,105	681	17,000
Depreciation and amortization	1,019	4,781	2,647	8,447

We compute segment operating income based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment.

We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.

Note 6 – Comprehensive Loss

The table below presents the changes in accumulated other comprehensive income / (loss) by component and the amounts reclassified out of accumulated other comprehensive loss for the 2015 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

(in thousands)

	Unrealized Holding Gains (Losses)
	On Cash Flow Hedges
		Foreign
	Interest Rate	Currency
	Swaps (1)	Contracts (2)	Total

Balance at February 28, 2014	$(797)	$(294)	$(1,091)

Other comprehensive income before reclassification	12	78	90
Amounts reclassified out of accumulated other comprehensive income	914	166	1,080
Tax effects	(325)	(44)	(369)
Other comprehensive income	601	200	801

Balance at May 31, 2014	$(196)	$(94)	$(290)

(1)  Includes net deferred tax benefits of $0.11 and $0.43 million at May 31, 2014 and February 28, 2014, respectively.

(2)  Includes net deferred tax benefits of $0.03 and $0.08 million at May 31, 2014 and February 28, 2014, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	May 31,	February 28,
	(Years)	2014	2014

Land	-	$12,800	$12,800
Building and improvements	3 - 40	98,818	98,660
Computer, furniture and other equipment	3 - 15	62,174	60,291
Tools, molds and other production equipment	1 - 10	23,022	23,017
Construction in progress	-	5,502	5,865
Property and equipment, gross		202,316	200,633
Less accumulated depreciation		(74,730)	(71,516)
Property and equipment, net		$127,586	$129,117

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 28,
	2014	2014

Accrued compensation, benefits and payroll taxes	$30,103	$69,877
Accrued sales returns, discounts and allowances	28,376	25,297
Accrued warranty returns	19,140	19,269
Accrued advertising	20,902	16,414
Accrued product liability, legal and professional fees	5,769	5,705
Accrued royalties	5,335	5,712
Accrued property, sales and other taxes	6,666	6,835
Derivative liabilities, current	471	1,596
Liability for uncertain tax positions	-	453
Other	7,809	5,530
Total accrued expenses and other current liabilities	$124,571	$156,688

OTHER LIABILITIES, NONCURRENT
(in thousands)
	May 31,	February 28,
	2014	2014

Deferred compensation liability	$3,998	$7,257
Liability for uncertain tax positions	13,546	13,471
Other liabilities	961	1,038
Total other liabilities, noncurrent	$18,505	$21,766

Note 8 – Goodwill and Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal Year 2015 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2015.  As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $9.00 million ($8.16 million after tax).  The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	May 31, 2014				February 28, 2014
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,803	-	(11,463)	4,340	15,693	-	(11,149)	4,544
Total Housewares	257,135	-	(11,463)	245,672	257,025	-	(11,149)	245,876

Healthcare / Home Environment:
Goodwill	251,758	-	-	251,758	251,758	-	-	251,758
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(7,156)	8,144	15,300	-	(6,416)	8,884
Other intangibles - finite	114,490	-	(37,329)	77,161	114,490	-	(34,606)	79,884
Total Healthcare / Home Environment	435,548	-	(44,485)	391,063	435,548	-	(41,022)	394,526

Personal Care:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	54,754	-	-	54,754	63,754	-	-	63,754
Trademarks - finite	150	-	(78)	72	150	-	(77)	73
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(15,966)	2,717	18,683	-	(15,887)	2,796
Other intangibles - finite	49,437	-	(27,964)	21,473	49,437	-	(26,563)	22,874
Total Personal Care	215,165	(46,490)	(44,008)	124,667	224,165	(46,490)	(42,527)	135,148

Total	$907,848	$(46,490)	$(99,956)	$761,402	$916,738	$(46,490)	$(94,698)	$775,550

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2015 through 2020.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

May 31, 2014	$5,259
May 31, 2013	$5,431

Estimated Amortization Expense
For the fiscal years ended

February 2015	$21,035
February 2016	$20,853
February 2017	$20,540
February 2018	$16,717
February 2019	$12,012
February 2020	$10,285

Note 9 – Debt

Revolving Line of Credit - We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $375 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of May 31, 2014, the outstanding revolving loan principal balance was $235 million and there were $0.30 million of open letters of credit outstanding against the Credit Agreement.  For the fiscal quarter ended May 31, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.00 percent.  For the fiscal quarter ended May 31, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.57 to 3.63 percent.  As of May 31, 2014, the amount available for borrowings under the Credit Agreement was $139.70 million.

Long-Term Debt - In March 2014, the Company concluded its borrowings under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). Under the MBFC Loan, a principal balance of $37.61 million was incurred to fund construction of our Olive Branch, Mississippi distribution facility.  A $1.90 million principal payment was made on March 1, 2014.   The remaining loan balance is  payable as follows: $1.90 million on March 1 in each of 2015, 2018, 2019, 2020, 2021, and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		May 31,	February 28,
	Borrowed	Rates	Matures	2014	2014

$37.61 million unsecured loan with a state industrial development corporation, interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.125%, or applicable LIBOR plus a margin of up to 2.125%, as determined by the interest rate elected. Loan subject to holder’s call on or after March 1, 2018. Loan can be prepaid without penalty.	03/13	1.90%	03/23	$35,707	$37,607

$75 million unsecured floating interest rate Senior Notes. Interest set and payable quarterly at three month LIBOR plus 90 basis points. Principal is due in June 2014. Notes can be prepaid without penalty. (1) (2)	06/04	6.01%	06/14	75,000	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million begin in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	80,000	80,000
Total long-term debt				190,707	192,607
Less current maturities of long-term debt				(96,900)	(96,900)
Long-term debt, excluding current maturities				$93,807	$95,707

(1)      Floating interest rates have been hedged with an interest rate swap to effectively fix interest rates. Additional information regarding the swap is provided in Note 12 to these consolidated condensed financial statements.

(2)      On June 30, 2014, $75 million of principal on our Senior Notes was repaid at maturity.

The fair market value of the fixed rate debt at May 31, 2014, computed using a discounted cash flow analysis, was $83.87 million compared to the $80 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2014.

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

As of May 31, 2014, our debt agreements effectively limited our ability to incur more than $150.84 million of additional debt from all sources, including our Credit Agreement.  We were in compliance with the terms of these agreements as of May 31, 2014.

See Note 15 to these consolidated condensed financial statements for information regarding subsequent amendments to our debt agreements that increased borrowing limits under the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million.

Note 10 – Income Taxes

Income tax expense for the fiscal quarter ended May 31, 2014 was 17.0 percent of income before income taxes compared to 19.0 percent for the same period last year. The year-over-year change in our effective tax rate was primarily due to shifts in the mix of taxable income between our various tax jurisdictions.  Our effective tax rates were also impacted by asset impairment charges of $9.00 million for the fiscal quarter ended May 31, 2014, and $12.05 million for the fiscal quarter ended May 31, 2013, for which the related tax benefits were $0.86 and $0.02 million, respectively.

Note 11 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	May 31, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,365	$1,365	$-
Foreign currency contracts	45	45	-
Total assets	$1,410	$1,410	$-

Liabilities:
Long-term debt - fixed rate (1)	$83,866	$-	$83,866
Long-term debt - floating rate	110,707	-	110,707
Interest rate swaps and foreign currency contracts	471	-	471
Total liabilities	$195,044	$-	$195,044

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,549	$1,549	$-
Foreign currency contracts	-	-	-
Total assets	$1,549	$1,549	$-

Liabilities:
Long-term debt - fixed rate (1)	$83,951	$-	$83,951
Long-term debt - floating rate	112,607	-	112,607
Interest rate swaps and foreign currency contracts	1,596	-	1,596
Total liabilities	$198,154	$-	$198,154

(1) Debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items. Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 1 items.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial liabilities requires the use of discount rates based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.54 percent at May 31, 2014 and 1.75 percent at February 28, 2014. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and an interest rate swap. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 9  and 12 to these consolidated condensed financial statements for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require.  As discussed in Note 8 to these consolidated condensed financial statements, in connection with our annual impairment testing during the fiscal quarter ended May 31, 2014, we recorded a non-cash asset impairment charge of $9.00 million ($8.16 million after tax). The charge related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During each of the fiscal quarters ended May 31, 2014 and 2013, approximately 15 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A. For the fiscal quarters ended May 31, 2014 and 2013, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.03) and ($0.12) million, respectively, in SG&A and $0.04 and $0.05 million, respectively, in income tax expense.

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

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In connection with this devaluation, we recorded a charge of $1.41 million in the fourth quarter of fiscal year 2013.  In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1.  SICAD 1 was made available to certain companies that operate in designated industry sectors.  At May 31, 2014, the SICAD 1 rate was 10 Bolivars to the U.S. Dollar.  In early 2014, the Venezuelan government created a National Center of Foreign Commerce (“CENCOEX”) to control the multiple currency exchange rate mechanisms that may be available for a company to exchange funds.  CENCOEX was granted the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, SICAD 2 daily auction exchange market.  At May 31, 2014, the SICAD 2 rate was approximately 50 Bolivars to the U.S. Dollar.

Despite the recent announcements made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD 1 or SICAD 2 auctions, nor do we intend to.  These auctions do not eliminate or change the official rate of 6.30 Bolivars per U.S. Dollar.

Our business in Venezuela continues to be entirely self-funded with earnings from operations.  We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the long-term.  Within Venezuela, we market primarily liquid-, solid- and powder-based personal care and grooming products which are sourced almost entirely within the country.  We do not have, nor do we foresee having, any need to access SICAD 1 or SICAD 2. Accordingly, we continue to utilize the official rate of 6.30 Bolivars per U.S. Dollar to re-measure our Venezuelan financial statements.

For the fiscal quarters ended May 31, 2014 and 2013, sales in Venezuela represented approximately 0.6 and 0.5 percent, respectively, of the Company’s consolidated net sales revenue.  At May 31, 2014, we had a U.S. Dollar based net investment in our Venezuelan business of $7.84 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, nor can we assess what impacts, if any, such events may have on our Venezuelan business.  We will continue to closely monitor the applicability and viability of the various exchange mechanisms.  A future devaluation, if any, would result in additional charges against income, and these charges could be material.

Interest Rate Risk - Interest on our outstanding debt as of May 31, 2014 is both floating and fixed. Fixed rates are in place on $80 million of Senior Notes at 3.90 percent, while floating rates are in place on the balance of all other debt outstanding, which totaled $345.71 million as of May 31, 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and MBFC Loan.  The floating rate $75 million Senior Notes due June 2014 reset as described in Note 9  and  have been effectively converted to fixed rate debt using an interest rate swap (the “swap”).  As of May 31, 2014, the swap converted the total aggregate notional principal from floating interest rate payments to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal at a rate of 5.11 percent, while simultaneously receiving floating rate interest payments set at 0.23 percent as of May 31, 2014 on the same notional amounts. The fixed rate side of the swap did not change over its life. The floating rate payments reset quarterly based on three month LIBOR. The resets were concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate  payments.  The swap was 100 percent effective.  As of June 30, 2014, the swap ended concurrent with the repayment at maturity of $75 million of principal on the related Senior Notes.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

May 31, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	10/2014	€3,350	$45	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2015	£4,500	-	170
Interest rate swap	Cash flow	6/2014	$75,000	-	301
Total fair value				$45	$471

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227
Total fair value				$-	$1,596

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three months ended May 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Loss into Income
	2014	2013	Location	2014	2013

Currency contracts - cash flow hedges	$78	$36	SG&A	$(166)	$216
Interest rate swaps - cash flow hedges	12	(3)	Interest expense	(914)	(914)
Total	$90	$33		$(1,080)	$(698)

We expect net losses of $0.13 million associated with foreign currency contracts and $0.30 million associated with our interest rate swap, currently reported in accumulated other comprehensive loss, to be reclassified into income over the next nine months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

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

Note 13 – Repurchase of Helen of Troy Common Stock

As of May 31, 2014, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions.  On March 14, 2014, the Company completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of its outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.  The Company also repurchased 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million during the fiscal quarter ended May 31, 2014.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended May 31, 2014, certain employees tendered 1,993 shares of common stock having a market value of $59.13 per share, or $0.12 million in the aggregate, and our former CEO tendered 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, as payment for related federal tax obligations arising from the vesting and settlement of certain stock options, performance-based restricted stock units and restricted stock awards.  During the fiscal quarter ended May 31, 2013, 9,898 shares of common stock having a market value of $35.55 per share, or $0.35 million in the aggregate, were withheld as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock awards.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three months ended May 31,
	2014	2013

Common stock repurchased on the open market or through tender offer
Number of shares	4,102,143	33,862
Aggregate market value of shares (in thousands)	$273,599	$1,311
Average price per share	$66.70	$38.71

Common stock received in connection with share-based compensation
Number of shares	70,079	12,817
Aggregate market value of shares (in thousands)	$4,686	$463
Average price per share	$66.87	$36.12

Note 14 – Share-Based Compensation Plans

We have share-based awards outstanding under two expired and three active share-based compensation plans. During the fiscal quarter ended May 31, 2014, the Company had the following share-based compensation activity:

•      We granted options to purchase 231,500 shares of common stock at an exercise price of $64.19 per share to certain of our officers and employees. The fair values of the options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $25.03 to $26.05 for grants with terms of four and five years.   The following assumptions were used for the grants:  expected lives ranging from 4.05 to 4.35 years for grants with terms of four and five years; risk-free interest rates ranging from 1.28 to 1.40 percent; zero dividend yield; and expected volatilities ranging from 48.38 to 48.51 percent.

•      We issued 2,628 restricted shares to non-employee Board members with a grant date fair value of $0.17 million, or $65.99 per share.

•      Performance stock units and restricted stock awards with our former CEO covering 100,000 shares and 62,304 shares of common stock, respectively, vested and/or settled at a fair value of $67.10 per share.  As payment for the related federal tax obligations arising from the settlement and vesting of these awards, 68,086 shares were withheld by the Company.

•      Employees and directors exercised stock options to purchase 72,969 and 20,000 shares of common stock, respectively.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three months ended May 31,
	2014	2013

Stock options	$704	$589
Directors stock compensation	247	137
Performance-based and other stock awards	418	2,693
Share-based payment expense	1,369	3,419
Less income tax benefits	(127)	(723)
Share-based payment expense, net of income tax benefits	$1,243	$2,696

Earnings per share impact of share-based payment expense:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Note 15 – Subsequent Events

On June 11, 2014, we entered into a definitive purchase agreement to acquire all of the membership interests of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”), a leader in the premium doctor-branded vitamin, mineral and supplement market.  The transaction was completed on June 30, 2014 for a cash purchase price of approximately $195.28 million, which is subject to adjustment for closing date working capital.  As described below, the purchase price was funded from borrowings under the Credit Agreement and cash on hand.  The sellers are certain funds controlled by American Securities, LLC and ACI Capital Co., LLC.  Significant assets acquired include inventory, property and equipment, customer lists, product formulations, health expert agreements, trademarks, and goodwill.

In connection with the acquisition of Healthy Directions, on June 11, 2014, we entered into a fourth amendment to the Credit Agreement (the “Amendment”) with Bank of America, N.A. and other lenders.  We also entered into an amendment of a guaranty agreement in favor of Bank of America, N.A. and other lenders (the “Amended Guaranty”).  The Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million.  Additionally, the Amendment and the Amended Guaranty modified the limitation on dividends and stock repurchases to allow for the Company to declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than 2.75 to 1.00 at any time during any period of four fiscal quarters of the Company. Finally, the Amendment and the Amended Guaranty increased the Leverage Ratio limit to 3.25 to 1.00, from a previous limit of 3.00 to 1.00.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward- Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”).  This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1. of this report.

Throughout MD&A, we refer to certain measures used by management to evaluate financial performance.  We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures.  Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use.  We believe these measures provide investors with important information that is useful in understanding our business results and trends.  Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 34 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

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

All three segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare/Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business is dependent upon discretionary consumer demand for most of our products and our business primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 77 percent of our fiscal year 2014 net sales revenue was from U.S. shipments.  Domestic macroeconomic conditions have been steadily improving at a rate faster than most of Western Europe and Latin America.  While favorable domestic economic indicators exist, we continue to believe consumers remain cautious with their disposable personal income and are reactionary to global events.

We believe that the growth in the internet as a sales channel is eroding market share in the traditional “brick and mortar” channels.  For the fiscal quarter ended May 31, 2014, sales in our internet only channel grew approximately 44 percent compared with the same period last year and comprised approximately 8 percent of our consolidated total sales.  We believe it will become increasingly important to leverage our domestic distribution capabilities to meet the logistical challenge of higher frequency, smaller order size shipments.  We believe our acquisition of Healthy Directions, LLC, discussed further below, will bring additional internet and direct-to-consumer expertise to our Company, which we hope will provide us with future operational scale to develop the internet channel across all our product lines.

Significant Recent Developments

•                 In March 2014, we completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.  The cost of the tender offer and related costs were paid with cash on hand and borrowings under our Credit Agreement (as defined below). During the fiscal quarter ended May 31, 2014, we repurchased an additional 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million, primarily funded with borrowings under our Credit Agreement.

•                 Early in the fiscal quarter ended May 31, 2014, we completed our transition of our domestic Personal Care segment appliance distribution operation to our new 1.3 million square foot facility in Olive Branch, Mississippi.  The segment shares the facility with our Healthcare / Home Environment segment.  The shipping and handling characteristics of both segments’ products are similar and we expect to achieve additional operating efficiencies over the long-term with both distribution operations located in one facility.

•                 On June 11, 2014, we entered into a definitive purchase agreement to acquire all of the membership interests of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”), a U.S. direct-to-consumer market leader in premium doctor-branded vitamins, minerals and supplements, as well as other health products sold directly to consumers.  The transaction was completed on June 30, 2014 at a closing cash purchase price of $195.28 million, subject to certain customary post-closing adjustments.  We funded the purchase with available cash and borrowings under our Credit Agreement (as described below).  The sellers are certain funds controlled by American Securities, LLC and ACI Capital Co., LLC.  Significant assets acquired include inventory, property and equipment, customer lists, product formulations, health expert agreements, trademarks, and goodwill.

Healthy Directions markets its products primarily through its direct-to-consumer business model, which seeks growth by focusing on education, replenishment and customer loyalty with a wide range of high-quality products and programs designed to drive repeat purchases.  Healthy Directions’ direct-to-consumer marketing platform also provides a new capability at Helen of Troy, reaching consumers directly through the internet, phone and direct mail, diversifying the scope of our go-to-market capabilities.

•                In connection with the acquisition of Healthy Directions, on June 11, 2014, we entered into a fourth amendment of our Credit Agreement (the “Amendment”) with Bank of America, N.A. and other lenders (as amended, the “Credit Agreement”).  We also entered into an amendment of an associated guaranty agreement in favor of Bank of America, N.A. and other lenders (the “Amended Guaranty”).  The Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million.

•                 We entered into a strategic licensing agreement with The Cookware Company (“TCC”) to bring to market high-quality cookware under the OXO Good Grips brand name.  The licensing agreement extends OXO’s brand into a new housewares category. Under the arrangement, TCC has collaborated with OXO to develop three initial collections using an innovative new “smart shapes” concept built with premium materials: two lines of hard-anodized aluminum cookware and one line of stainless steel cookware.  These will be marketed by TCC into OXO’s normal channels of distribution.

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter ended May 31, 2014 increased $7.26 million, or 2.4 percent to $311.78 million, compared to $304.52 million for the same period last year. Net sales revenue in our Housewares segment was up $3.23 million, or 5.1 percent, for the fiscal quarter ended May 31, 2014, when compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment was up $16.89 million, or 13.4 percent, for the fiscal quarter ended May 31, 2014, when compared to the same period last year. Net sales revenue in our Personal Care segment was down $12.85 million, or 11.1 percent, for the fiscal quarter ended May 31, 2014, when compared to the same period last year.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter ended May 31, 2014 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue decreased 1.2 percentage points to 38.3 percent for the fiscal quarter ended May 31, 2014, compared to 39.5 percent for the same period last year.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue decreased by 0.7 percentage points to 28.0 percent for the fiscal quarter ended May 31, 2014, compared to 28.7 percent for the same period last year.

•                Operating income was $23.12 million for the fiscal quarter ended May 31, 2014, compared to $20.63 million for the same period last year. Operating income for the fiscal quarter ended May 31, 2014 includes non-cash intangible asset impairment charges of $9.00 million, compared to $12.05 million for the same period last year.

•                 For the fiscal quarter ended May 31, 2014, our net income was $16.40 million compared to $14.39 million for the same period last year. Our diluted earnings per share was $0.55 for the the fiscal quarter ended May 31, 2014, compared to $0.45 for the same period last year.

•                 Income without significant items (non-cash asset impairment charges) was $24.55 million for the fiscal quarter ended May 31, 2014, compared to $26.43 million for the same period last year. Our diluted earnings per share without significant items was $0.83 for the fiscal quarter ended May 31, 2014 compared to $0.82 for the same period last year.  Income without significant items and diluted earnings per share without significant items are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures, on page 28.

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 2015 Compared to First Quarter of Fiscal Year 2014

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2014	2013	$ Change	% Change	2014	2013

Sales revenue by segment, net
Housewares	$66,756	$63,530	$3,226	5.1%	21.4%	20.9%
Healthcare / Home Environment	142,489	125,602	16,887	13.4%	45.7%	41.2%
Personal Care	102,533	115,384	(12,851)	-11.1%	32.9%	37.9%
Total sales revenue, net	311,778	304,516	7,262	2.4%	100.0%	100.0%
Cost of goods sold	192,258	184,351	7,907	4.3%	61.7%	60.5%
Gross profit	119,520	120,165	(645)	-0.5%	38.3%	39.5%

Selling, general and administrative expense	87,397	87,490	(93)	-0.1%	28.0%	28.7%
Asset impairment charges	9,000	12,049	(3,049)	-25.3%	2.9%	4.0%
Operating income	23,123	20,626	2,497	12.1%	7.4%	6.8%

Nonoperating income (expense), net	50	84	(34)	-40.5%	0.0%	0.0%
Interest expense	(3,417)	(2,942)	(475)	16.1%	-1.1%	-1.0%
Total other income (expense)	(3,367)	(2,858)	(509)	17.8%	-1.1%	-0.9%

Income before income taxes	19,756	17,768	1,988	11.2%	6.3%	5.8%

Income tax expense	3,358	3,376	(18)	-0.5%	1.1%	1.1%
Net income	$16,398	$14,392	$2,006	13.9%	5.3%	4.7%

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended May 31, 2014 increased $7.26 million to $311.78 million compared to $304.52 million for the same period last year, an increase of 2.4 percent. Net sales revenue in our Housewares segment increased $3.23 million, or 5.1 percent, when compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $16.89 million, or 13.4 percent, when compared to the same period last year. These gains were partially offset by net sales revenue declines in our Personal Care segment of $12.85 million, or 11.1 percent, when compared to the same period last year.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we typically provide analysis of our net sales revenues in terms of organic growth from our core business and growth from acquisitions. Our last acquisition occurred on December 30, 2011.  Accordingly for the fiscal quarters ended May 31, 2014 and 2013, all net sales revenue growth is organic growth from our core business, as shown in the table that follows.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(dollars in thousands)

	Three Months Ended May 31,
	2014	2013

Prior year’s sales revenue, net	$304,516	$300,211

Components of net sales revenue change
Core business	7,262	4,305
Incremental net sales revenue from acquisitions	-	-
Change in sales revenue, net	7,262	4,305
Sales revenue, net	$311,778	$304,516

Total net sales revenue growth	2.4%	1.4%
Core business	2.4%	1.4%
Acquisitions	-	-

Impact of foreign currencies on net sales revenue:

During each of the fiscal quarters ended May 31, 2014 and 2013, approximately 15 percent of our net sales revenue was in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  For the fiscal quarter ended May 31, 2014, the impact of net foreign currency exchange rate fluctuations increased our reported international net sales revenue by approximately $0.24 million. In our Personal Care segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $0.71 million unfavorable impact on reported net sales revenues.  In our Housewares and Healthcare / Home environment segments, where our European and Far East operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $0.95 million favorable impact on reported net sales revenues.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended May 31, 2014 increased $3.23 million, or 5.1 percent, to $66.76 million compared with $65.53 million for the same period last year.  The segment experienced growth despite a difficult year-over-year comparison due to several shelf placement roll outs in the same period last year.  From a product perspective, net sales revenue growth was driven by line extensions in our infant and toddler category, growing in excess of 40 percent when compared to the same period last year.  The segment also had gains in the gadget, bath, food storage, and hydration categories and experienced growth internationally. OXO has now expanded its lines to well over 800 items and growth continues to be driven by expanded shelf space and assortments at certain key traditional and internet retailers.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the fiscal quarter ended May 31, 2014 increased $16.89 million, or 13.4 percent, to $142.49 million compared with $125.60 million for the same period last year.  Unit volumes and an increase in the average unit selling price contributed 4.5 percent and 8.9 percent, respectively, to the increase in net sales revenue.  The fan and air purifier categories both grew close to 20 percent year-over-year due to new products and strong seasonal demand. Sales gains in thermometry and associated consumables, pharmacy sales of humidifiers, and growth in sales of our water filtration systems also contributed to net sales revenue growth.  Revenue increases across each of these product categories are largely the result of new products and new distribution, coupled with higher advertising and promotional activity.

Personal Care Segment - Net sales revenue in the Personal Care segment for the fiscal quarter ended May 31, 2014 decreased $12.85 million, or 11.1 percent, to $102.53 million compared with $115.38 million for the same period last year. The retail environment for all categories in this segment remains difficult and highly promotional as a result of low demand and a consumer focus on lower price-point merchandise.  Lower unit volumes and a slight decrease in the average unit selling prices, primarily due to a shift in category mix and higher promotional allowances, contributed 10.7 percent and 0.4 percent, respectively, to the decrease in net sales revenue.  The decrease in net sales revenue was spread across most major product categories within the segment.  The grooming, skin care and hair care solutions product category continued to confront significant competitive product launches and promotional spending in hair care.  In addition, we experienced an approximate $3.50 million year-over-year decline in our European appliance net sales revenue attributed to a product distribution agreement that did not repeat in fiscal year 2015.

Consolidated gross profit margin:

The 13.4 percent growth of the Healthcare / Home Environment segment’s net sales revenue in the fiscal quarter ended May 31, 2014 had an overall dilutive impact on consolidated gross margins because its gross margins are lower than our other two segments.

Consolidated gross profit margin as a percentage of net sales revenue for the fiscal quarter ended May 31, 2014 decreased 1.2 percentage points to 38.3 percent compared to 39.5 percent for the same period last year. Our consolidated gross profit margin was unfavorably impacted by the combined effects of increased promotional program costs, the overall dilutive impact of the Healthcare / Home Environment segment’s net sales revenue growth, a lower margin mix within the Housewares and Healthcare / Home Environment segments for the fiscal quarter, and higher product costs.

In the Housewares segment, there was a higher mix of international, closeout and baby and toddler product sales in the fiscal quarter ended May 31, 2014, which have comparatively lower gross profit margins.  In the Healthcare/Home Environment segment, there was a higher mix of fan sales at lower than average gross profit margins in the fiscal quarter ended May 31, 2014 compared to the same period last year.  A large portion of the fan growth was shipped to customers on a direct import basis.  Direct import sales are priced with comparatively lower gross profit margins because there is little or no incremental operating expense associated with these types of shipments.  In the water filtration product line there was a higher mix of system sales relative to filter sales, which contributed to a lower gross profit margin year-over-year.

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

Selling, general and administrative expense:

Our consolidated SG&A ratio decreased 0.7 percentage points, to 28.0 percent of net sales revenue for the fiscal quarter ended May 31, 2014, compared to 28.7 percent for the same period last year. The decrease in the SG&A ratio is primarily due to lower incentive compensation costs partially offset by higher media advertising costs.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2015.  As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $9.00 million ($8.16 million after tax) during the fiscal quarter ended May 31, 2014. The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method. The Company recorded a similar charge of $12.05 million ($12.03 million after tax) in the quarter ended May 31, 2013.

Segment Operating Income:

The following table sets forth segment operating income, for the periods covered below:

SEGMENT OPERATING INCOME:

(dollars in thousands)

	Three Months Ended May 31,				Operating Margin
	2014	2013	$ Change	% Change	2014	2013

Housewares	$13,035	$12,456	$579	4.6%	19.5%	19.6%
Healthcare / Home Environment	8,717	6,536	2,181	33.4%	6.1%	5.2%
Personal Care	1,371	1,634	(263)	-16.1%	1.3%	1.4%

Total operating income	$23,123	$20,626	$2,497	12.1%	7.4%	6.8%

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 34.

Housewares Segment - Segment operating income for the fiscal quarter ended May 31, 2014 increased $0.58 million, or 4.6 percent, compared to the same period last year.  Overall, segment operating margin decreased slightly, when compared to the same period last year. The increase in operating income was due to higher net sales revenues, partially offset by increased product costs and a lower margin sales mix in the quarter.

Healthcare / Home Environment Segment - Segment operating income for the fiscal quarter ended May 31, 2014 increased $2.18 million, or 33.4 percent, compared to the same period last year.  Overall, segment operating margin increased 0.9 percentage points to 6.1 percent, compared to 5.2 percent  for the same period last year.  The increase was due to higher net sales revenue and a lower operating expense ratio, partially offset by a combination of increased product costs and the impact of a lower margin sales mix.  The lower operating expense ratio was primarily due to a reduction in incentive compensation costs and increased operating leverage against the segment’s corporate cost allocation.

Personal Care Segment - Segment operating income for the fiscal quarter ended May 31, 2014 decreased $0.26 million, or 16.1 percent, compared to the same period last year.  Overall, segment operating margin decreased 0.1 percentage point to 1.3 percent, compared to 1.4 percent  for the same period last year.   Operating income includes non-cash intangible asset charges of $9.00 and $12.05 million in the fiscal quarters ended May, 31 2014 and 2013, respectively.  The decline in operating margin was principally due to lower net sales revenue and a higher operating expense ratio, partially offset by an improvement in gross profit margin year-over-year.  The higher operating expense ratio is primarily the result of higher media advertising costs and a decrease in operating leverage against the segment’s fixed costs, partially offset by lower non-cash asset impairment charges and incentive compensation costs year-over-year.

Interest expense:

Interest expense for the fiscal quarter ended May 31, 2014 was $3.42 million compared to $2.94 million for the same period last year. Interest expense was higher when compared to the same period last year due to higher levels of debt as a result of borrowings used to fund our $247.83 million modified “Dutch auction” tender offer. For further information regarding these share repurchases, see Note 13 to the accompanying consolidated condensed financial statements.

Income tax expense:

Income tax expense for the fiscal quarter ended May 31, 2014 was $3.36 million, or 17.0 percent of income before taxes compared to $3.38 million, or 19.0 percent of income before taxes, for the same period last year.  The fluctuation in our effective tax rate is primarily due to shifts in the mix of taxable income between our various tax jurisdictions.

Net income:

Net income for the fiscal quarter ended May 31, 2014 increased by $2.01 million compared to the same period last year.  Our diluted earnings per share increased $0.10 per share to $0.55 compared to $0.45 per share for the same period last year.

In order to provide a better understanding of the impact of certain significant items on our net income and earnings per share,  the analysis that follows reports the comparative impact of non-cash intangible asset charges on our net income, and basic and diluted earnings per share for the periods covered below.

IMPACT OF SIGNIFICANT ITEMS ON NET INCOME AND EARNINGS PER SHARE (“EPS”)

(dollars in thousands, except per share data)

	Three Months Ended May 31,		Basic EPS		Diluted EPS
	2014	2013	2014	2013	2014	2013

Net income as reported (GAAP)	$16,398	$14,392	$0.56	$0.45	$0.55	$0.45
Asset impairment charges, net of taxes (1)	8,155	12,034	0.28	0.38	0.28	0.37
Income without significant items (non-GAAP)	$24,553	$26,426	$0.84	$0.83	$0.83	$0.82

Weighted average shares of common stock used in computing basic and diluted earnings per share			29,105	31,908	29,616	32,180

(1)      Non-cash intangible asset impairment charges totaling $9.00 million ($8.16 million after tax) and $12.05 million ($12.03 million after tax), for the fiscal quarters ending May 31, 2014 and 2013, respectively.

Income without significant items decreased $1.87 million, or 7.1 percent, for the fiscal quarter ended May 31, 2014, when compared to the same period last year.  The decrease in income without significant items was primarily due to increased promotional program costs, a lower margin sales mix for the quarter and higher product costs, partially offset by lower incentive compensation costs and improved overall operating leverage.

Dilutive earnings per share without significant items was $0.83 for the fiscal quarter ended May 31, 2014, compared to $0.82 for the same period last year.  For the fiscal quarter ended May 31, 2014, lower diluted shares outstanding, as a result of the share repurchases previously discussed, resulted in higher earnings per share on lower income without significant items, when compared to the same period last year.

The table above entitled “Impact of Significant Items on Net Income and Earnings Per Share” reports income and earnings per share without the impact of significant items, which consist of non-cash intangible asset impairment charges for the fiscal quarters ended May 31, 2014 and 2013. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP based measures presented in our consolidated condensed statements of income. We believe that income and earnings per share without these significant items provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s income and earnings per share without these significant items are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Three Months Ended May 31,
	2014	2013

Accounts Receivable Turnover (Days)	63.2	61.0
Inventory Turnover (Times)	2.7	2.7
Working Capital (in thousands)	$44,823	$268,684
Current Ratio	1.1 : 1	2.0 : 1
Ending Debt to Ending Equity Ratio	54.6%	23.8%
Return on Average Equity (2)	9.3%	12.0%

(1)      Our computation and use of the measures in this table are further described and explained beginning on page 34.

(2)  Net income and average equity for the fiscal quarters ended May 31, 2014 and 2013 include after tax non-cash asset impairment charges of  $8.16 and $12.03 million, respectively.  The average equity includes after tax CEO succession costs of $16.34 million recorded in the fourth quarter of fiscal year 2014.  These items had an unfavorable impact of 2.4 and 1.3 percentage points on the return on average equity for the periods shown above.

Operating Activities:

Operating activities provided $2.97 million of cash during the first quarter of fiscal year 2015 compared to $46.83 million of cash provided during the same period last year. The decrease in operating cash flow was primarily due to the impact of the settlement of certain CEO succession cost obligations in connection with our former CEO’s separation, occurring at the end of fiscal year 2014.  The decrease is also attributable to the timing of fluctuations in other working capital components, particularly an increase in the levels of inventory and receivables, when compared to the same period last year.

Accounts receivable increased $4.36 million to $217.42 million as of May 31, 2014, compared to $213.05 million at the end of fiscal year 2014. Accounts receivable turnover increased to 63.2 days at May 31, 2014 compared to 61.0 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance. We believe the increase in turnover to be the result of normal fluctuations and changes in our geographic net sales revenue mix and does not reflect any fundamental changes in credit terms or credit quality.

Inventory increased $9.20 million to $298.45 million as of May 31, 2014, compared to $289.26 million at the end of fiscal year 2014. Inventory turnover was 2.7 times at May 31, 2014 and 2013.

Working capital was $44.82 million at May 31, 2014, compared to $268.68 million at May 31, 2013.   The decrease in working capital over the last twelve months is primarily due to the increase in current debt during the fiscal quarter ended May 31, 2014, which was used to fund the repurchase of shares of the Company’s outstanding common stock through a combination of a modified “Dutch auction” tender offer and open market transactions.  As a result, our current ratio decreased to 1.1:1 as of May 31, 2014, compared to 2.0:1 as of May 31, 2013.

Investing activities:

Investing activities used $1.82 million of cash during the fiscal quarter ended May 31, 2014.  We spent $0.53 million on building and improvements, $0.19 million on computers, furniture and other equipment, $0.99 million on tools, molds and other capital asset additions, and $0.11 million on the development of new patents.

Financing activities:

Financing activities used $42.01 million of cash during the fiscal quarter ended May 31, 2014.  Highlights of those activities follow:

•                 We had draws of $337.70 million against our Credit Agreement;

•                  We repaid $102.70 million drawn against our Credit Agreement;

•                  We repaid $1.90 million of our long-term debt;

•                  Employees and certain non-employee members of our Board of Directors exercised options to purchase 92,969 shares of common stock, providing a combined $2.94 million of cash, including tax benefits;

•                  We paid $4.57 million in tax obligations in connection with the vesting of certain stock awards to our former CEO and non-employee members of our Board of Directors;

•                  We repurchased and retired 4,172,222 shares of common stock at an average price of $66.70 per share for a total purchase price of $278.29 million through a combination of a modified “Dutch auction” tender offer, open market purchases and employee net exercises of stock options and the settlement and vesting of other stock awards; and

•                  Share-based compensation provided $0.13 million in current tax benefits.

Revolving Credit Agreement:

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $375 million as of May 31, 2014. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of May 31, 2014, the outstanding revolving loan principal balance was $235 million and there were $0.30 million of open letters of credit outstanding against the Credit Agreement.  For the fiscal quarter ended May 31, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.00 percent.  As of May 31, 2014, the amount available for borrowings under the Credit Agreement was $139.70 million.

In connection with the acquisition of Healthy Directions (the “Acquisition”) on June 11, 2014, we entered into a fourth amendment of our Credit Agreement (the “Amendment”) with Bank of America, N.A., and other lenders. The Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million, but did not extend the maturity date.

Additionally, the Amendment allows for the Company to declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than 2.75 to 1.00 at any time during any period of four fiscal quarters of the Company.  Finally, the Amendment increased the Leverage Ratio limit to 3.25 to 1.00, from a previous limit of 3.00 to 1.00.

Other Debt Agreements:

In addition to the Credit Agreement, at May 31, 2014, we had an aggregate principal balance of $155 million of Senior Notes with varying maturities due between June 2014 and January 2018 and interest rates ranging from 3.90 to 6.01 percent. Up to $75 million in Senior Notes can be prepaid without penalty while $80 million of the debt is subject to a “make-whole” premium if repaid before maturity.  On June 30, 2014, $75 million of principal on our Senior Notes was repaid at maturity.

In March 2014, the Company concluded its borrowings under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). Under the MBFC Loan, a principal balance of $37.61 million was incurred to fund construction of our Olive Branch, Mississippi distribution facility.  A $1.90 million principal payment was made on March 1, 2014.  The remaining loan balance is  payable as follows: $1.90 million on March 1 in each of 2015, 2018, 2019, 2020, 2021, and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

In connection with the Acquisition, we also entered into an amendment of a guaranty agreement relating to the MBFC Loan in favor of Bank of America, N.A. and other lenders (the “Amended Guaranty”). The Amended Guaranty allows for the Company to declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than 2.75 to 1.00 at any time during any period of four fiscal quarters of the Company. Finally, the Amended Guaranty increased the Leverage Ratio limit to 3.25 to 1.00, from a previous limit of 3.00 to 1.00.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our various debt agreements as of May 31, 2014:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	$75 Million Floating Rate Senior Notes	$100 Million 3.90% Fixed Rate Senior Notes
Minimum Consolidated Net Worth	None
		$260 Million	$500 Million
		+	+
		25% of Fiscal Quarter Net Earnings	25% of Fiscal Quarter Net Earnings
		After February 29, 2004 (1)	After August 31, 2010 (1)

Interest Coverage Ratio	EBIT (2)	None	EBIT (2)
	÷		÷
	Interest Expense (2)		Interest Expense (2)
	Minimum Required: 3.00 to 1.00		Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷	÷
	[EBITDA (2) + Pro Forma Effect of	Total Capitalization (3)	[ EBITDA (2) + Pro Forma Effect of Acquisitions ]
Acquisitions]
	Maximum Allowed: 3.00 to 1.00 (4)	Maximum Allowed: 55%	Maximum Allowed: 3.25 to 1.00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

(4) Effective June 11, 2014, the Amendment and the Amended Guaranty increased the Maximum Leverage Ratio limit to 3.25 to 1.00.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at May 31, 2014, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF MAY:

(in thousands)

		2015	2016	2017	2018	2019	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$80,000	$20,000	$20,000	$20,000	$20,000	$-	$-
Term debt - floating rate (1)	110,707	76,900	3,800	5,700	1,900	1,900	20,507
Long-term incentive plan payouts	7,535	4,488	2,560	487	-	-	-
Interest on fixed rate debt	6,604	2,821	2,041	1,261	481	-	-
Interest on floating rate debt (1)	4,176	1,033	625	543	453	417	1,105
Open purchase orders	219,513	219,513	-	-	-	-	-
Long-term purchase commitments	2,856	886	606	606	606	152	-
Minimum royalty payments	79,791	12,854	12,935	12,861	10,018	9,818	21,305
Advertising and promotional	51,060	9,062	5,186	5,289	5,395	5,503	20,625
Operating leases	10,131	4,099	2,146	1,678	1,253	955	-
Capital spending commitments	605	605	-	-	-	-	-
Total contractual obligations (2)	$572,978	$352,261	$49,899	$48,425	$40,106	$18,745	$63,542

(1) The Company used an interest rate hedge agreement (the “swap”) in conjunction with its unsecured, floating interest rate, $75 million Senior Notes due and paid on June 30, 2014. The swap hedged the variable LIBOR rates used to reset the floating rates on these Senior Notes. The swap effectively fixed the interest rates on these Senior Notes at 6.01 percent.

(2) In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2014, we have recorded a provision for our uncertain tax positions of $13.55 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements:

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs:

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements, including funding of the acquisition of Healthy Directions, which was completed on June 30, 2014 at a closing cash purchase price of approximately $195.28 million, the repayment of $75 million of long-term debt which matured and was subsequently paid on June 30, 2014, and $21.90 million in annual principal installments on long-term debt scheduled for payment at various times during fiscal year 2015. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet.  In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. The Company may also elect to repurchase additional shares of common stock up to the balance of its current authorization over the next two fiscal years, subject to limitations contained in its debt agreements and based upon its assessment of a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities. For additional information, see Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2014. There have been no material changes to the Company’s critical accounting policies from the information provided in our annual report on Form 10-K.

NEW ACCOUNTING GUIDANCE

See Note (2) “New Accounting Pronouncements” in the accompanying consolidated condensed financial statements for a discussion of the status and potential impact of any new accounting pronouncements.

EXPLANATION OF CERTAIN TERMS AND MEASURES USED IN MD&A

Accounts receivable turnover: Twelve month trailing net sales revenue divided by the average of the current and prior four fiscal quarters’ ending accounts receivable balances.  This result is divided into  365 to express turnover in terms of average days outstanding.

Corporate costs: All general corporate managerial and related administrative compensation costs, legal, accounting, and regulatory compliance costs together with associated operating overhead that is not directly attributable to any one operating segment, but benefits the Company as a whole. These charges are allocated to each operating segment based upon a number of factors depending on the nature of the expense.  Such factors include relative revenues, estimates of relative labor expenditures for each segment, and certain intangible asset levels held by each segment.

Current Ratio: Current assets divided by current liabilities at the end of a reporting period, expressed as a ratio.

Ending debt to equity ratio: Total interest bearing short- and long-term debt divided by shareholder’s equity.  We use this as a leverage metric to indicate what proportion of debt and equity we are using to finance assets.

Inventory turnover: Twelve month trailing cost of goods sold divided by the average of the current and prior four fiscal quarters’ ending inventory balances.

Net sales growth from acquisitions:  Net sales revenue growth associated with product lines or brands that we have acquired and operated for less than twelve months during each period presented.

Net sales growth from core business: Net sales revenue growth associated with product lines or brands after the first twelve months from the date the product line or brand was acquired. Net sales revenue from internally developed brands or product lines are always considered core business.

Operating expense ratio: Total operating expense (SG&A plus asset impairment charges) for the Company or a segment divided by the related net sales revenue for the Company or a segment.  We use this as an indicator of the effectiveness of our expense management.

Operating leverage: The improvement in operating margin that the Company achieves with sales growth, due to the fixed nature of certain operating expenses.  We use this as another indicator of expense management because it shows how well an organization can cover its fixed costs.

Operating margin: Operating income for the Company or a segment divided by the related net sales revenue for the Company or a segment.

Return on average equity: Twelve month trailing net income divided by the average of the current and prior four fiscal quarters’ ending shareholders’ equity.  We use this to measure how much profit we generate with the funds shareholders have invested in our Company.

Segment operating income: We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment operating income is directly associated with the segment.  We then deduct allocations for operational shared services and corporate costs.  We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.  We use this measure to evaluate each segment’s profitability.

SG&A ratio: Total SG&A for the Company or a segment divided by the related net sales revenue for the Company or a segment.

Working capital: Current assets less current liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During each of the fiscal quarters ended May 31, 2014 and 2013, approximately 15 percent of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal years 2014 and 2012, the Chinese Renminbi appreciated against the U.S. Dollar approximately 3 and 4 percent, respectively. During fiscal year 2013, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving. Future interventions by China may result in further currency appreciation and increase our product costs over time.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In connection with this devaluation, we recorded a charge of $1.41 million in the fourth quarter of fiscal year 2013.  In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1.  SICAD 1 was made available to certain companies that operate in designated industry sectors.  At May 31, 2014, the SICAD 1 rate was 10 Bolivars to the U.S. Dollar.  In early 2014, the Venezuelan government created a National Center of Foreign Commerce (“CENCOEX”) to control the multiple currency exchange rate mechanisms that may be available for a company to exchange funds.  CENCOEX was granted the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, SICAD 2 daily auction exchange market.  At May 31, 2014, the SICAD 2 rate was approximately 50 Bolivars to the U.S. Dollar.

Despite the recent announcements made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD 1 or SICAD 2 auctions, nor do we intend to.  These auctions do not eliminate or change the official rate of 6.30 Bolivars per U.S. Dollar.

Our business in Venezuela continues to be entirely self-funded with earnings from operations.  We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the long-term.  Within Venezuela, we market primarily liquid, solid- and powder-based personal care and grooming products which are sourced almost entirely within the country.  We do not have, nor do we foresee having, any need to access SICAD 1 or SICAD 2. Accordingly, we continue to utilize the official rate of 6.30 Bolivars per U.S. Dollar to re-measure our Venezuelan financial statements.

For the fiscal quarters ended May 31, 2014 and 2013, sales in Venezuela represented approximately 0.6 and 0.5, respectively, percent of the Company’s consolidated net sales revenue.  At May 31, 2014, we had a U.S. Dollar based net investment in our Venezuelan business of $7.84 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, nor can we assess what impacts, if any, such events may have on our Venezuelan business.  We will continue to closely monitor the applicability and viability of the various exchange mechanisms.  A future devaluation, if any, would result in additional charges against income, and these charges could be material.

Interest Rate Risk:

Interest on our outstanding debt as of May 31, 2014 is both floating and fixed. Fixed rates are in place on $80 million of Senior Notes at 3.90 percent, while floating rates are in place on the balance of all other debt outstanding, which totaled $345.71 million as of May 31, 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and MBFC Loan.  The floating rate $75 million Senior Notes due June 2014 reset as described in Note 9 and were effectively converted to fixed rate debt using an interest rate swap (the “swap”).  As of May 31, 2014, the swap converted the total aggregate notional principal from floating interest rate payments to fixed interest rate payments at 6.01 percent.  In the swap transaction, we maintain contracts to pay fixed rates of interest on an aggregate notional principal at a rate of 5.11 percent, while simultaneously receiving floating rate interest payments set at 0.23 percent as of May 31, 2014 on the same notional amounts. The fixed rate side of the swap did not change over its life. The floating rate payments reset quarterly based on three month LIBOR. The resets were concurrent with the interest payments made on the underlying debt. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments.  The swap was 100 percent effective.  As of June 30, 2014, the swap ended concurrent with the repayment at maturity of $75 million of principal on the related Senior Notes.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

May 31, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	10/2014	€3,350	$45	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2015	£4,500	-	170
Interest rate swap	Cash flow	6/2014	$75,000	-	301
Total fair value				$45	$471

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227
Total fair value				$-	$1,596

Counterparty Credit Risks:

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (“SEC”), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2014 and risks otherwise described from time to time in our SEC reports as filed. Such risks, uncertainties and other important factors include, among others:

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

•                 disruptions in U.S., Euro zone, Venezuela, and other international credit markets;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2014. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2014, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2014. Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of May 31, 2014, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions.  In March 2014, the Company completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of the Company’s outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.  The Company also repurchased 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million during the fiscal quarter ended May 31, 2014.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended May 31, 2014, certain employees tendered 1,993 shares of common stock having a market value of $59.13 per share, or $0.12 million in the aggregate, and our former CEO tendered 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, as payment for related federal tax obligations arising from the vesting and settlement of certain stock options, performance-based restricted stock units and restricted stock awards.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2014
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
March 1 through March 31, 2014	3,694,011	$67.09	3,694,011	$295,874
April 1 through April 30, 2014	98,871	65.55	98,871	289,393
May 1 through May 31, 2014	379,340	63.18	379,340	265,428
Total	4,172,222	$66.70	4,172,222

(1)  During the fiscal quarter ended May 31, 2014, the Company repurchased 4,172,222 shares (or approximately $278.29 million) under our $550 million repurchase program approved as of February 6, 2014.

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2014	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: July 10, 2014	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: July 10, 2014	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.