Form 10-Q
period 2014-08-31
HELEN OF TROY LTD
filed 2014-10-10
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 6, 2014
Common Shares, $0.10 par value, per share	28,408,527 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	August 31,	February 28,
	2014	2014

Assets
Assets, current:
Cash and cash equivalents	$24,726	$70,027
Receivables - principally trade, less allowances of $5,078 and $4,679	217,066	213,054
Inventory, net	351,823	289,255
Prepaid expenses and other current assets	11,286	10,097
Income taxes receivable	3,941	3,783
Deferred tax assets, net	26,239	29,260
Total assets, current	635,081	615,476

Property and equipment, net of accumulated depreciation of $78,252 and $71,516	131,311	129,117
Goodwill	549,827	453,241
Other intangible assets, net of accumulated amortization of $106,272 and $94,698	411,524	322,309
Deferred tax assets, net	1,646	2,523
Other assets, net of accumulated amortization of $7,912 and $6,781	11,596	10,636
Total assets	$1,740,985	$1,533,302

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$488,900	$-
Accounts payable, principally trade	114,704	75,585
Accrued expenses and other current liabilities	143,334	156,688
Deferred tax liabilities, net	183	181
Long-term debt, current maturities	21,900	96,900
Total liabilities, current	769,021	329,354

Long-term debt, excluding current maturities	93,807	95,707
Deferred tax liabilities, net	53,891	56,988
Other liabilities, noncurrent	22,456	21,766
Total liabilities	939,175	503,815

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 28,401,124 and 32,272,519 shares issued and outstanding	2,840	3,227
Additional paid in capital	172,904	180,861
Accumulated other comprehensive income (loss)	56	(1,091)
Retained earnings	626,010	846,490
Total stockholders’ equity	801,810	1,029,487
Total liabilities and stockholders’ equity	$1,740,985	$1,533,302

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013

Sales revenue, net	$319,949	$319,387	$631,727	$623,903
Cost of goods sold	186,205	196,132	378,463	380,484
Gross profit	133,744	123,255	253,264	243,419

Selling, general and administrative expense	109,141	92,899	196,538	180,389
Asset impairment charges	-	-	9,000	12,049
Operating income	24,603	30,356	47,726	50,981

Nonoperating income (expense), net	97	56	147	140
Interest expense	(3,998)	(2,192)	(7,415)	(5,134)
Income before income taxes	20,702	28,220	40,458	45,987

Income tax expense:
Current	2,888	9,973	4,927	13,869
Deferred	(1,025)	(5,071)	294	(5,591)
Net income	$18,839	$23,318	$35,237	$37,709

Earnings per share:
Basic	$0.66	$0.73	$1.23	$1.18
Diluted	$0.65	$0.72	$1.21	$1.17

Weighted average shares of common stock used in computing net earnings per share:
Basic	28,372	31,993	28,738	31,951
Diluted	28,769	32,272	29,192	32,226

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended August 31,
	2014			2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$20,702	$(1,863)	$18,839	$28,220	$(4,902)	$23,318

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	16	(5)	11	(24)	9	(15)
Settlements reclassified to income	285	(100)	185	925	(325)	600
Subtotal	301	(105)	196	901	(316)	585

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	136	(21)	115	(68)	18	(50)
Settlements reclassified to income	50	(15)	35	(108)	13	(95)
Subtotal	186	(36)	150	(176)	31	(145)

Total other comprehensive income	487	(141)	346	725	(285)	440
Comprehensive income	$21,189	$(2,004)	$19,185	$28,945	$(5,187)	$23,758

	Six Months Ended August 31,
	2014			2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$40,458	$(5,221)	$35,237	$45,987	$(8,278)	$37,709

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	28	(10)	18	(27)	10	(17)
Settlements reclassified to income	1,199	(420)	779	1,839	(645)	1,194
Subtotal	1,227	(430)	797	1,812	(635)	1,177

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	214	(38)	176	(32)	11	(21)
Settlements reclassified to income	216	(42)	174	(324)	54	(270)
Subtotal	430	(80)	350	(356)	65	(291)

Total other comprehensive income	1,657	(510)	1,147	1,456	(570)	886
Comprehensive income	$42,115	$(5,731)	$36,384	$47,443	$(8,848)	$38,595

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended August 31,
	2014	2013

Cash provided (used) by operating activities:
Net income	$35,237	$37,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,493	16,438
Amortization of financing costs	858	451
Provision for doubtful receivables	16	316
Non-cash share-based compensation	3,212	6,797
Intangible asset impairment charges	9,000	12,049
(Gain) loss on the sale of property and equipment	40	63
Deferred income taxes and tax credits	294	(5,592)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(3,771)	(11,906)
Inventories	(56,468)	(25,982)
Prepaid expenses and other current assets	701	(1,991)
Other assets and liabilities, net	1,222	(3,232)
Accounts payable	32,648	36,807
Accrued expenses and other current liabilities	(20,563)	(3,401)
Accrued income taxes	(2,924)	(1,386)
Net cash provided by operating activities	17,995	57,140

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(3,688)	(34,578)
Payment to acquire a business, net of cash received	(195,943)	-
Net cash used by investing activities	(199,631)	(34,578)

Cash provided (used) by financing activities:
Proceeds from line of credit	640,900	76,800
Repayment of line of credit	(152,000)	(135,300)
Proceeds from issuance of long-term debt	-	29,147
Repayment of long-term debt	(76,900)	-
Payment of financing costs	(2,321)	(127)
Proceeds from share issuances under share-based compensation plans, including tax benefits	4,527	4,511
Payment of tax obligations resulting from cashless share award exercises	(4,569)	(438)
Payments for repurchases of common stock	(273,598)	(1,311)
Share-based compensation tax benefit	296	1,411
Net cash provided (used) by financing activities	136,335	(25,307)

Net decrease in cash and cash equivalents	(45,301)	(2,745)
Cash and cash equivalents, beginning balance	70,027	12,842
Cash and cash equivalents, ending balance	$24,726	$10,097

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

August 31, 2014

Note 1 – Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2014 and February 28, 2014, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2014, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries. References to “PUR” refer to the PUR brand of water filtration products that we acquired, along with certain other assets and liabilities, from The Procter & Gamble Company and certain of its affiliates. Kaz and PUR comprise a segment within the Company referred to as the Healthcare / Home Environment segment.  References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries, acquired on June 30, 2014, that comprise the Nutritional Supplements segment.  Product and service names mentioned in this report are used for identification purposes only and may be protected by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties in the United States and other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Healthcare / Home Environment, Nutritional Supplements, and Personal Care. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment was formed with the acquisition of Healthy Directions, LLC and its subsidiaries on June 30, 2014.  Healthy Directions is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Our Personal Care segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

Note 2 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt according to the various timetables the FASB specifies.  Unless otherwise discussed below, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for us beginning in fiscal year 2018 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

Note 3 – Commitments and Contingencies

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Notes 7, 9, 10, 11, 12, and 13 provide additional information regarding certain of our significant commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability.  The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014 (1)	2013	2014 (1)	2013

Beginning balance	$19,140	$20,782	$19,269	$23,150
Additions to the accrual	18,554	13,020	31,840	26,598
Reductions of the accrual - payments and credits issued	(15,202)	(12,445)	(28,617)	(28,391)
Ending balance	$22,492	$21,357	$22,492	$21,357

(1)      Includes opening balance and  accrual additions totaling $3.19 million and related payments and credits issued of $1.82 million attributed to the Healthy Directions acquisition.

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.  See Note 15 to these consolidated condensed financial statements for more information regarding share-based payment arrangements.

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013

Weighted average shares outstanding, basic	28,372	31,993	28,738	31,951
Incremental shares from share-based payment arrangements	397	279	454	275
Weighted average shares outstanding, diluted	28,769	32,272	29,192	32,226

Dilutive securities, as a result of in-the-money options	687	347	708	273
Dilutive securities, as a result of unvested or unsettled share awards	260	251	246	242
Antidilutive securities, as a result of out-of-the-money options	241	603	237	700

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(in thousands)

		Healthcare /	Nutritional	Personal
August 31, 2014	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$69,637	$126,218	$24,634	$99,460	$319,949
Asset impairment charges	-	-	-	-	-
Operating income	13,891	4,508	110	6,094	24,603
Capital and intangible asset expenditures	218	1,081	177	390	1,866
Depreciation and amortization	889	5,027	1,359	2,718	9,993

		Healthcare /	Nutritional	Personal
August 31, 2013	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$70,165	$133,044	$-	$116,178	$319,387
Asset impairment charges	-	-	-	-	-
Operating income	13,772	4,974	-	11,610	30,356
Capital and intangible asset expenditures	167	17,009	-	402	17,578
Depreciation and amortization	1,004	4,342	-	2,645	7,991

SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

(in thousands)

		Healthcare /	Nutritional	Personal
August 31, 2014	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$136,393	$268,707	$24,634	$201,993	$631,727
Asset impairment charges	-	-	-	9,000	9,000
Operating income	26,926	13,225	110	7,465	47,726
Capital and intangible asset expenditures	1,042	1,487	177	982	3,688
Depreciation and amortization	1,777	10,259	1,359	5,098	18,493

		Healthcare /	Nutritional	Personal
August 31, 2013	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$133,695	$258,646	$-	$231,562	$623,903
Asset impairment charges	-	-	-	12,049	12,049
Operating income	26,228	11,510	-	13,243	50,981
Capital and intangible asset expenditures	381	33,114	-	1,083	34,578
Depreciation and amortization	2,023	9,123	-	5,292	16,438

(1)      The Nutritional Supplements segment includes two months of operating results for each interim period presented in fiscal year 2015 as the segment was acquired on June 30, 2014.  Operating income includes $3.61 million of acquisition-related expenditures.  For further information regarding the acquisition, see Note 9 to these consolidated condensed financial statements.

We compute segment operating income based on net sales revenue, less cost of goods sold, selling, general and administrative expense (“SG&A”), and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment.  The two months of operations for the Nutritional Supplements segment do not include any allocation of corporate costs.  As the new segment is further integrated into our operating structure, we expect to make an allocation of corporate costs to the segment. When we decide such allocations are appropriate, there may be some reduction in the operating income of the Nutritional Supplements segment offset by increases in operating income of our other segments. The extent of this operating income impact between the segments has not yet been determined.  We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income / (loss) by component and the amounts reclassified out of accumulated other comprehensive loss for the 2015 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

	Unrealized Holding Gains (Losses)
	On Cash Flow Hedges
		Foreign
	Interest Rate	Currency
	Swaps (1)	Contracts (2)	Total

Balance at February 28, 2014	$(797)	$(294)	$(1,091)

Other comprehensive income before reclassification	28	214	242
Amounts reclassified out of accumulated other comprehensive income	1,199	216	1,415
Tax effects	(430)	(80)	(510)
Other comprehensive income	797	350	1,147

Balance at August 31, 2014	$-	$56	$56

(1)      Includes net deferred tax benefits of $0.43 million at February 28, 2014.

(2)      Includes net deferred tax (expense) benefits of ($0.01) and $0.08 million at August 31, 2014 and February 28, 2014, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	August 31,	February 28,
	(Years)	2014	2014

Land	-	$12,800	$12,800
Building and improvements	3 - 40	101,950	98,660
Computer, furniture and other equipment	3 - 15	66,410	60,291
Tools, molds and other production equipment	1 - 10	25,655	23,017
Construction in progress	-	2,748	5,865
Property and equipment, gross		209,563	200,633
Less accumulated depreciation		(78,252)	(71,516)
Property and equipment, net		$131,311	$129,117

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 28,
	2014	2014

Accrued compensation, benefits and payroll taxes	$36,485	$69,877
Accrued sales returns, discounts and allowances	29,666	25,297
Accrued warranty returns	22,492	19,269
Accrued advertising	20,350	16,414
Accrued product liability, legal and professional fees	7,944	5,705
Accrued royalties	7,310	5,712
Accrued property, sales and other taxes	7,325	6,835
Derivative liabilities, current	24	1,596
Liability for uncertain tax positions	-	453
Other	11,738	5,530
Total accrued expenses and other current liabilities	$143,334	$156,688

OTHER LIABILITIES, NONCURRENT

(in thousands)

	August 31,	February 28,
	2014	2014

Deferred compensation liability	$5,213	$7,257
Liability for uncertain tax positions	11,001	13,471
Other liabilities	6,242	1,038
Total other liabilities, noncurrent	$22,456	$21,766

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	August 31, 2014				February 28, 2014
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,964	-	(11,781)	4,183	15,693	-	(11,149)	4,544
Total Housewares	257,296	-	(11,781)	245,515	257,025	-	(11,149)	245,876

Healthcare / Home Environment:
Goodwill	251,758	-	-	251,758	251,758	-	-	251,758
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(7,897)	7,403	15,300	-	(6,416)	8,884
Other intangibles - finite	114,708	-	(40,060)	74,648	114,490	-	(34,606)	79,884
Total Healthcare / Home Environment	435,766	-	(47,957)	387,809	435,548	-	(41,022)	394,526

Nutritional Supplements:
Goodwill (1)	96,586	-	-	96,586	-	-	-	-
Brand assets - indefinite	65,500	-	-	65,500	-	-	-	-
Other intangibles - finite	43,800	-	(1,043)	42,757	-	-	-	-
Total Nutritional Supplements	205,886	-	(1,043)	204,843	-	-	-	-

Personal Care:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	54,754	-	-	54,754	63,754	-	-	63,754
Trademarks - finite	150	-	(80)	70	150	-	(77)	73
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(16,044)	2,639	18,683	-	(15,887)	2,796
Other intangibles - finite	49,437	-	(29,367)	20,070	49,437	-	(26,563)	22,874
Total Personal Care	215,165	(46,490)	(45,491)	123,184	224,165	(46,490)	(42,527)	135,148

Total	$1,114,113	$(46,490)	$(106,272)	$961,351	$916,738	$(46,490)	$(94,698)	$775,550

(1)      Includes $1.28 million of acquisition adjustments recorded in the fiscal quarter ending August 31, 2014.

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2015 through 2020.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the three months ended

August 31, 2014	$6,315
August 31, 2013	$5,408

Aggregate Amortization Expense
For the six months ended

August 31, 2014	$11,574
August 31, 2013	$10,839

Estimated Amortization Expense
For the fiscal years ended

February 2015	$25,234
February 2016	$27,142
February 2017	$26,827
February 2018	$23,021
February 2019	$18,297
February 2020	$16,593

Note 9 – Acquisitions

On June 30, 2014, we completed the acquisition of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”), a leader in the premium branded vitamin, mineral and supplement market for a total cash purchase price of $195.94 million, subject to certain future adjustments.  The purchase price was funded from borrowings under the Credit Agreement, as described below, and cash on hand.  The sellers are certain funds controlled by American Securities, LLC and ACI Capital Co., LLC.  Significant assets acquired include inventory, property and equipment, customer relationships, brand assets, and goodwill.  Acquisition-related expenses incurred through August 31, 2014 are approximately $3.61 million.  Healthy Directions will report its operations as the Nutritional Supplements segment.

The following schedule presents the acquisition date fair value of the net assets of Healthy Directions. These balances are preliminary and may be subject to additional adjustment.

HEALTHY DIRECTIONS - NET ASSETS RECORDED UPON ACQUISITION AT JUNE 30, 2014
(in thousands)

Assets:
Receivables	$257
Inventory	6,226
Prepaid expenses and other current assets	1,875
Property and equipment	5,962
Goodwill	95,308
Brand assets - indefinite	65,500
Customer relationships - definite	43,800
Subtotal - assets	218,928

Liabilities:
Accounts payable	6,479
Accrued expenses	13,964
Other long-term liabilities	2,542
Subtotal - liabilities	22,985

Net assets recorded	$195,943

The fair values of the intangible assets acquired were estimated by applying income and market approaches.  These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 14.6 percent weighted average cost of capital, a royalty rate of 5 percent used in the determination of brand assets and a customer attrition rate of 14 percent per year used in the determination of customer relationship values. The goodwill recognized is expected to be deductible for income tax purposes.

The impact of the Healthy Directions acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the two month period ended August 31, 2014 is as follows:

HEALTHY DIRECTIONS - IMPACT ON CONSOLIDATED CONDENSED STATEMENT OF INCOME
June 30, 2014 (Acquisition Date) through August 31, 2014
(in thousands, except earnings per share data)

Two Months Ended
August 31, 2014

Sales revenue, net	$24,634
Net income	69

Earnings per share:
Basic	$0.00
Diluted	$0.00

The following supplemental pro forma information presents the Company’s financial results as if the Healthy Directions acquisition had occurred as of the beginning of the fiscal periods presented. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2013, and this information is not intended to be indicative of future results.

HEALTHY DIRECTIONS - PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition Had Been Completed at the Beginning of March 1, 2013

(in thousands, except earnings per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013

Sales revenue, net	$333,100	$355,722	$684,845	$698,272
Net income	19,444	25,637	38,687	39,342

Earnings per share:
Basic	$0.69	$0.80	$1.35	$1.23
Diluted	$0.68	$0.79	$1.33	$1.22

Note 10 – Debt

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $570 million. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of August 31, 2014, the outstanding revolving loan principal balance was $488.90 million and there were $1.32 million of open letters of credit outstanding against the Credit Agreement.  For the fiscal quarter and year-to-date ended August 31, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.00 percent for both periods.  For the fiscal quarter and year-to-date ended August 31, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.18 to 3.63 percent for both periods.  As of August 31, 2014, the amount available for borrowings under the Credit Agreement was $79.78 million.

A summary of our long-term debt is as follows:

LONG-TERM DEBT
(dollars in thousands)

	Original
	Date	Interest		August 31,	February 28,
	Borrowed	Rates	Matures	2014	2014

$37.61 million unsecured loan with the Mississippi Business Finance Corporation (“MBFC Loan”), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.125%, or applicable LIBOR plus a margin of up to 2.125%, as determined by the interest rate elected. Loan subject to holder’s call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	1.91%	03/23	$35,707	$37,607

$75 million unsecured floating interest rate Senior Notes. Interest set and payable quarterly at three month LIBOR plus 90 basis points. Principal was due and paid on June 30, 2014. (2)	06/04	6.01%	06/14	-	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	80,000	80,000
Total long-term debt				115,707	192,607
Less current maturities of long-term debt				(21,900)	(96,900)
Long-term debt, excluding current maturities				$93,807	$95,707

(1)      A $1.90 million principal payment was made on March 1, 2014.   The remaining loan balance is  payable as follows: $1.90 million on March 1 in each of 2015, 2018, 2019, 2020, 2021, and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)      Floating interest rates were hedged with an interest rate swap to effectively fix interest rates. Additional information regarding the swap is provided in Note 13 to these consolidated condensed financial statements.

The fair market value of the fixed rate debt at August 31, 2014, computed using a discounted cash flow analysis, was $84.18 million compared to the $80 million book value and represents a Level 2 liability. All other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2014.

In connection with the acquisition of Healthy Directions, on June 11, 2014 we entered into a fourth amendment to the Credit Agreement (the “Amendment”) with Bank of America, N.A. and other lenders.  We also entered into an amendment of a guaranty agreement in favor of Bank of America, N.A. and other lenders, which relates to the MBFC Loan (the “Amended Guaranty”).  The Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million.  Additionally, the Amendment and the Amended Guaranty modified the limitation on dividends and stock repurchases to allow for the Company to declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than 2.75 to 1.00. Finally, the Amendment and the Amended Guaranty increased the Leverage Ratio limit to 3.25 to 1.00, from a previous limit of 3.00 to 1.00.

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

As of August 31, 2014, our debt agreements effectively limited our ability to incur more than $65.58 million of additional debt from all sources, including the Credit Agreement.  We were in compliance with the terms of these agreements as of August 31, 2014.

Note 11 – Income Taxes

Income tax expense for the fiscal quarter and year-to-date ended August 31, 2014 was 9.0 and 12.9 percent of income before income taxes, respectively, compared to 17.4 and 18.0 percent, respectively, for the same periods last year. During the fiscal quarter ended August 31, 2014, the Company recorded a tax benefit of $2.07 million related to the resolution of an uncertain tax position with a foreign tax authority, resulting in lower effective tax rates for the quarter and fiscal year-to-date when compared to the same periods last year.  Our effective tax rates were also impacted by asset impairment charges of $9.00 million for the fiscal quarter ended May 31, 2014, and $12.05 million for the fiscal quarter ended May 31, 2013, for which the related tax benefits were $0.86 and $0.02 million, respectively.

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	August 31, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$880	$880	$-
Foreign currency contracts	85	-	85
Total assets	$965	$880	$85

Liabilities:
Long-term debt - fixed rate (1)	$84,175	$-	$84,175
Long-term debt - floating rate	35,707	-	35,707
Foreign currency contracts	24	-	24
Total liabilities	$119,906	$-	$119,906

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,549	$1,549	$-
Foreign currency contracts	-	-	-
Total assets	$1,549	$1,549	$-

Liabilities:
Long-term debt - fixed rate (1)	$83,951	$-	$83,951
Long-term debt - floating rate	112,607	-	112,607
Interest rate swaps and foreign currency contracts	1,596	-	1,596
Total liabilities	$198,154	$-	$198,154

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial liabilities requires the use of discount rates based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.04 percent at August 31, 2014 and 1.75 percent at February 28, 2014. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes.  As of August 31, 2014, our derivatives consist of foreign currency contracts. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7, 10, and 13 to these consolidated condensed financial statements for more information on our hedging activities.

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the fiscal quarter and year-to-date periods ended August 31, 2014, approximately 15 percent of our net sales revenue was in foreign currencies.  During both the fiscal quarter and year-to-date periods ended August 31, 2013, approximately 14 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A. For the fiscal quarter and year-to-date periods ended August 31, 2014, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($1.10) and ($1.13) million, respectively, in SG&A and $0.06 and $0.10 million, respectively, in income tax expense.  For the fiscal quarter and year-to-date periods ended August 31, 2013, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($0.38) and ($0.50) million, respectively, in SG&A and ($0.02) and $0.03 million, respectively, in income tax expense.

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

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1.  SICAD 1 was made available to certain companies that operate in designated industry sectors.  At August 31, 2014, the SICAD 1 rate was 11.5 Bolivars to the U.S. Dollar.  In early 2014, the Venezuelan government created a National Center of Foreign Commerce (“CENCOEX”) to control the multiple currency exchange rate mechanisms that may be available for a company to exchange funds.  CENCOEX was granted the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, SICAD 2 daily auction exchange market.  At August 31, 2014, the SICAD 2 rate was approximately 50 Bolivars to the U.S. Dollar.

Despite the recent announcements made by the Venezuelan government advocating further changes to the current system, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD 1 or SICAD 2 auctions, nor do we intend to.  As of August 31, 2014, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

Our business in Venezuela continues to be entirely self-funded with earnings from operations.  We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the long-term.  Within Venezuela, we market primarily liquid-, solid- and powder-based personal care and grooming products, which are sourced almost entirely within the country.  We do not have, nor do we foresee having, any need to access SICAD 1 or SICAD 2.  Accordingly, we continue to utilize the official rate of 6.30 Bolivars per U.S. Dollar to re-measure our Venezuelan financial statements.

For the fiscal quarters ended August 31, 2014 and 2013, sales in Venezuela represented approximately 0.9 and 0.8 percent, respectively, of the Company’s consolidated net sales revenue.  For the fiscal years-to-date ended August 31, 2014 and 2013, sales in Venezuela represented approximately 0.8 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue.  At August 31, 2014, we had a U.S. Dollar based net investment in our Venezuelan business of $8.60 million, consisting almost entirely of working capital.

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

Interest Rate Risk - Interest on our outstanding debt as of August 31, 2014 is both floating and fixed. Fixed rates are in place on $80 million of Senior Notes at 3.90 percent, while floating rates are in place on the balance of all other debt outstanding, which totaled $524.61 million as of August 31, 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and MBFC Loan.

At February 28, 2014, floating rate $75 million Senior Notes due June 2014 had been effectively converted to fixed rate debt using an interest rate swap (the “swap”).  The swap converted the total aggregate notional principal from floating interest rate payments to fixed interest rate payments at 6.01 percent. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. The swap was 100 percent effective. As of June 30, 2014, the swap ended concurrent with the repayment at maturity of $75 million of principal on the related Senior Notes.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

August 31, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	10/2014	€1,250	$85	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2015	£3,000	-	24
Total fair value				$85	$24

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227
Total fair value				$-	$1,596

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three months ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Loss into Income
	2014	2013	Location	2014	2013

Currency contracts - cash flow hedges	$136	$(68)	SG&A	$(50)	$108
Interest rate swaps - cash flow hedges	16	(24)	Interest expense	(285)	(925)
Total	$152	$(92)		$(335)	$(817)

	Six months ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Loss into Income
	2014	2013	Location	2014	2013

Currency contracts - cash flow hedges	$214	$(32)	SG&A	$(216)	$324
Interest rate swaps - cash flow hedges	28	(27)	Interest expense	(1,199)	(1,839)
Total	$242	$(59)		$(1,415)	$(1,515)

We expect net gains of $0.06 million associated with foreign currency contracts currently reported in accumulated other comprehensive loss, to be reclassified into income over the next six months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit losses is remote.

Note 14 – Repurchase of Helen of Troy Common Stock

As of August 31, 2014, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions.  On March 14, 2014, the Company completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of its outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.  The Company also repurchased 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million during the fiscal quarter ended May 31, 2014.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table on the following page as common stock received in connection with share-based compensation.

During the fiscal quarter ended May 31, 2014, certain employees tendered 1,993 shares of common stock having a market value of $59.13 per share, or $0.12 million in the aggregate, and our former CEO tendered 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.  During the fiscal quarter ended May 31, 2013, 9,898 shares of common stock having a market value of $35.55 per share, or $0.35 million in the aggregate, were withheld as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock awards.

During the fiscal quarter ended August 31, 2014, we did not repurchase any shares of common stock.  Additionally, no shares of common stock were tendered by our employees in “net exercise” transactions.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three months ended August 31,		Six months ended August 31,
	2014	2013	2014	2013

Common stock repurchased on the open market or through tender offer
Number of shares	-	-	4,102,143	33,862
Aggregate market value of shares (in thousands)	$-	$-	$273,599	$1,311
Average price per share	$-	$-	$66.70	$38.71

Common stock received in connection with share-based compensation
Number of shares	-	636	70,079	13,453
Aggregate market value of shares (in thousands)	$-	$27	$4,686	$490
Average price per share	$-	$42.89	$66.87	$36.44

Note 15 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans.  During the fiscal quarter and year-to-date periods ended August 31, 2014, the Company had the following share-based compensation activity:

•                 We granted options to purchase 9,000 and 240,500 shares of common stock, respectively, to certain of our officers and employees. The fair values of these options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $25.31 to $26.05 for grants with terms of four and five years.   The following assumptions were used for the grants:  expected lives ranging from 4.05 to 4.35 years for grants with terms of four and five years; risk-free interest rates ranging from 1.28 to 1.47 percent; zero dividend yield; and expected volatilities ranging from 46.60 to 50.53 percent.

•                 We issued 2,628 and 5,256 restricted shares, respectively, to non-employee Board members with total grant date fair values of $0.15 and $0.32 million, respectively, and average share prices of $58.18 and $62.09, respectively.

•                 During the fiscal quarter ended May 31, 2014, performance stock units and restricted stock awards held by our former CEO covering 100,000 shares and 62,304 shares of common stock, respectively, vested and/or settled at a fair value of $67.10 per share.  As payment for the related federal tax obligations arising from the settlement and vesting of these awards, 68,086 shares were withheld by the Company.

•                 Employees exercised stock options to purchase 26,450 and 99,419 shares of common stock, respectively.

•                 Employees purchased 13,848 shares of common stock for $0.69 million through our employee stock purchase plan.

•                 Directors exercised stock options to purchase -0- and 20,000 shares, respectively.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three months ended August 31,		Six months ended August 31,
	2014	2013	2014	2013

Stock options	$910	$613	$1,614	$1,202
Directors stock compensation	219	150	466	287
Performance-based and other stock awards	687	2,543	1,105	5,236
Employee stock purchase plan	167	158	167	158
Share-based payment expense	1,983	3,464	3,352	6,883
Less income tax benefits	(246)	(686)	(373)	(1,411)
Share-based payment expense, net of income tax benefits	$1,737	$2,778	$2,979	$5,472

Earnings per share impact of share-based payment expense:
Basic	$0.06	$0.09	$0.10	$0.17
Diluted	$0.06	$0.09	$0.10	$0.17

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

Throughout MD&A, we refer to certain measures used by management to evaluate financial performance.  We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures.  Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use.  We believe these measures provide investors with important information that is useful in understanding our business results and trends.  Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 45 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

OVERVIEW

Following our acquisition of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”) on June 30, 2014, we operate our business under four segments: Housewares, Healthcare / Home Environment, Nutritional Supplements, and Personal Care. Our Housewares segment reports the operations of OXO, whose product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment sells products in the following categories: health care devices, such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Because our Nutritional Supplements segment was formed with the June 30, 2014 acquisition of Healthy Directions, the accompanying consolidated condensed financial statements include two months of operating results for fiscal year 2015.  Healthy Directions is a leading provider of premium vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Our Personal Care segment offers products in three categories: electric hair care, beauty care and wellness appliances; grooming tools and hair accessories; and liquid-, solid- and powder-based personal care and grooming products.

Except for the Nutritional Supplements segment, which sells directly to consumers, our segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare/Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.

Our core business is seasonal due to different calendar events, holidays and weather patterns.  The overall sales pattern for our Nutritional Supplements segment is not highly seasonal. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business is dependent upon discretionary consumer demand for most of our products and our business primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 77 percent of our fiscal year 2014 net sales revenue was from U.S. shipments.  Weakness in the retail environment during the recently concluded summer months has impacted all of our segments, particularly the more commoditized parts of our appliance business. This has been compounded by the slower store traffic and softer mass market retail sales reported by some of our largest retail customers during our second fiscal quarter.  We also believe consumers remain cautious with their disposable personal income and are reactionary to global events.

We believe that the growth in the internet as a sales channel continues to erode market share in the traditional “brick and mortar” channels.  For the fiscal quarter and year-to-date periods ended August 31, 2014, sales to our internet-based customers grew approximately 35 and 14 percent, respectively, compared with the same periods last year and comprised approximately 9 percent of our total consolidated net sales revenue in both fiscal year 2015 periods presented.  We believe it will become increasingly important to leverage our domestic distribution capabilities to meet the logistical challenge of higher frequency, smaller order size shipments.  We also believe the acquisition of Healthy Directions has brought additional internet and direct-to-consumer expertise to our Company, which we hope will provide us with future operational scale to develop the internet channel across all our product lines.

Significant Recent Developments

•                 On  June 11, 2014, we entered into a definitive purchase agreement to acquire Healthy Directions, a U.S. market leader in premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Significant assets acquired include inventory, property and equipment, customer relationships, brand assets, and goodwill. The transaction was completed on June 30, 2014 at a total cash purchase price of $195.94 million.  We funded the purchase with available cash and borrowings under the Credit Agreement.

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

•                 In connection with the acquisition of Healthy Directions, on June 11, 2014, we entered into a fourth amendment of the Credit Agreement (the “Amendment”) with Bank of America, N.A. and other lenders.  We also entered into an amendment of an associated guaranty agreement in favor of Bank of America, N.A. and other lenders.  The Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million.

•                 We entered into a strategic licensing agreement with The Cookware Company (“TCC”) to bring to market high quality cookware under the OXO Good Grips brand name. The licensing agreement extends OXO’s brand into a new housewares category. Under the arrangement, TCC has collaborated with OXO to develop three initial collections using an innovative new “smart shapes” concept built with premium materials consisting of two lines of hard anodized aluminum cookware and one line of stainless steel cookware. These will be marketed by TCC into OXO’s normal channels of distribution.  The first shipments of product are expected to begin during the third quarter of fiscal year 2015.

Financial Performance Highlights for the Second Fiscal Quarter and Six Months Ended August 31, 2014

Consolidated net sales revenue for the second fiscal quarter and first six months increased $0.56 and $7.82 million, or 0.2 and 1.3 percent, to $319.95 and $631.73 million, respectively, compared to $319.39 and $623.90 million, respectively, for the same periods last year. Net sales revenue in our Housewares segment decreased $0.53 million for the second fiscal quarter, or 0.8 percent, and increased $2.70 million for the first six months, or 2.0 percent, compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment decreased $6.83 million for the second fiscal quarter, or 5.1 percent, and increased $10.06 million for the first six months, or 3.9 percent, compared to the same periods last year.  For the two months of operation in the second fiscal quarter and first six months ended August 31, 2014, the Nutritional Supplements segment contributed net sales revenue of $24.63 million. Net sales revenue in our Personal Care segment decreased $16.72 million for the second fiscal quarter, or 14.4 percent, and decreased $29.57 million for the first six months, or 12.8 percent, compared to the same periods last year.

In addition to our net sales revenue performance discussed above, key results for the second fiscal quarter and first six months of fiscal year 2015 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue for the second fiscal quarter increased 3.2 percentage points to 41.8 percent compared to 38.6 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales revenue for the first six months increased 1.1 percentage points to 40.1 percent compared to 39.0 percent for the same period last year.

•                 Selling, general and administrative expense (“SG&A”) as a percentage of net sales revenue increased 5.0 percentage points to 34.1 percent for the second fiscal quarter compared to 29.1 percent for the same period last year.  The SG&A ratio increased 2.2 percentage points to 31.1 percent for the first six months compared to 28.9 percent for the same period last year.

•                 For the second fiscal quarter, operating income decreased $5.75 million, or 19.0 percent, to $24.60 million compared to $30.36 million for the same period last year. For the first six months, operating income decreased $3.25 million, or 6.4 percent, to $47.73 million compared to $50.98 million for the same period last year.  Operating income for the first six months includes a non-cash asset impairment charge of $9.00 million, compared to $12.05 million for the same period last year.

•                 For the second fiscal quarter, net income decreased $4.48 million, or 19.2 percent, to $18.84 million compared to $23.32 million for the same period last year. For the first six months, net income decreased $2.47 million, or 6.6 percent, to $35.24 million compared to $37.71 million for the same period last year.

•                 For the second fiscal quarter, diluted EPS was $0.65 compared to $0.72 for the same period last year. For the first six months, diluted EPS was $1.21 compared to $1.17 for the same period last year.

•                 For the second fiscal quarter, adjusted income (excluding non-cash asset impairment charges,  acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation) decreased $2.69 million, or 8.6 percent, to $28.55 million compared to $31.24 million for the same period last year. For the first six months, adjusted income decreased $6.22 million, or 9.5 percent, to $59.31 million compared to $65.53 million for the same period last year.

•                 For the second fiscal quarter, adjusted diluted EPS (excluding non-cash asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation) was $0.99 compared to $0.97 for the same period last year.  For the first six months, adjusted diluted EPS was $2.03 compared to $2.03 for the same period last year.

The effects of the Healthy Directions acquisition on net sales revenue are discussed on pages 29 and 34.  Adjusted income and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures, on pages 33, 38 and 39.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2014 (1)	2013	$ Change	% Change	2014 (1)	2013

Sales revenue by segment, net
Housewares	$69,637	$70,165	$(528)	-0.8%	21.8%	22.0%
Healthcare / Home Environment	126,218	133,044	(6,826)	-5.1%	39.4%	41.7%
Nutritional Supplements	24,634	-	24,634	*	7.7%	0.0%
Personal Care	99,460	116,178	(16,718)	-14.4%	31.1%	36.4%
Total sales revenue, net	319,949	319,387	562	0.2%	100.0%	100.0%
Cost of goods sold	186,205	196,132	(9,927)	-5.1%	58.2%	61.4%
Gross profit	133,744	123,255	10,489	8.5%	41.8%	38.6%

Selling, general and administrative expense	109,141	92,899	16,242	17.5%	34.1%	29.1%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	24,603	30,356	(5,753)	-19.0%	7.7%	9.5%

Nonoperating income (expense), net	97	56	41	73.2%	0.0%	0.0%
Interest expense	(3,998)	(2,192)	(1,806)	82.4%	-1.2%	-0.7%
Total other income (expense)	(3,901)	(2,136)	(1,765)	82.6%	-1.2%	-0.7%

Income before income taxes	20,702	28,220	(7,518)	-26.6%	6.5%	8.8%

Income tax expense	1,863	4,902	(3,039)	-62.0%	0.6%	1.5%
Net income	$18,839	$23,318	$(4,479)	-19.2%	5.9%	7.3%

	Six Months Ended August 31,				% of Sales Revenue, net
	2014 (1)	2013	$ Change	% Change	2014 (1)	2013

Sales revenue by segment, net
Housewares	$136,393	$133,695	$2,698	2.0%	21.6%	21.4%
Healthcare / Home Environment	268,707	258,646	10,061	3.9%	42.5%	41.5%
Nutritional Supplements	24,634	-	24,634	*	3.9%	0.0%
Personal Care	201,993	231,562	(29,569)	-12.8%	32.0%	37.1%
Total sales revenue, net	631,727	623,903	7,824	1.3%	100.0%	100.0%
Cost of goods sold	378,463	380,484	(2,021)	-0.5%	59.9%	61.0%
Gross profit	253,264	243,419	9,845	4.0%	40.1%	39.0%

Selling, general and administrative expense	196,538	180,389	16,149	9.0%	31.1%	28.9%
Asset impairment charges	9,000	12,049	(3,049)	-25.3%	1.4%	1.9%
Operating income	47,726	50,981	(3,255)	-6.4%	7.6%	8.2%

Nonoperating income (expense), net	147	140	7	5.0%	0.0%	0.0%
Interest expense	(7,415)	(5,134)	(2,281)	44.4%	-1.2%	-0.8%
Total other income (expense)	(7,268)	(4,994)	(2,274)	45.5%	-1.2%	-0.8%

Income before income taxes	40,458	45,987	(5,529)	-12.0%	6.4%	7.4%

Income tax expense	5,221	8,278	(3,057)	-36.9%	0.8%	1.3%
Net income	$35,237	$37,709	$(2,472)	-6.6%	5.6%	6.0%

(1)	Includes two months of operations for Healthy Directions, which was acquired on June 30, 2014.
*	Calculation is not meaningful

In the discussion that follows, our usage of the terms SG&A ratio, operating expense ratio, operating margin,  and operating leverage are further described and explained beginning on page 45.

Second Quarter of Fiscal Year 2015 Compared to Second Quarter of Fiscal Year 2014

Consolidated net sales revenue:

Consolidated net sales revenue for the second fiscal quarter increased $0.56 million, or 0.2 percent, to $319.95 million, compared to $319.39 for the same period last year. Net sales revenue in our Housewares segment decreased $0.53 million, or 0.8 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment decreased $6.83 million, or 5.1 percent, compared to the same period last year. For the two months of operation in the second fiscal quarter, the Nutritional Supplements segment contributed net sales revenue of $24.63 million. Net sales revenue in our Personal Care segment decreased $16.72 million, or 14.4 percent, compared to the same period last year.

Impact of acquisitions on net sales revenue:

On June 30, 2014, we purchased Healthy Directions, resulting in the formation of our Nutritional Supplements segment.  The following table summarizes the impact that the acquisition had on our net sales revenue for the periods indicated.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended August 31,
	2014	2013

Prior year’s sales revenue, net	$319,387	$287,411

Components of net sales revenue change
Core business	(24,072)	31,976
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (two months in fiscal year 2015)	24,634	-
Change in sales revenue, net	562	31,976
Sales revenue, net	$319,949	$319,387

Total net sales revenue growth	0.2%	11.1%
Core business	-7.5%	11.1%
Acquisitions	7.7%	-

Impact of foreign currencies on net sales revenue:

During the second quarter of fiscal years 2015 and 2014, approximately 15 and 14 percent, respectively, of our net sales revenue was in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  For the second quarter of fiscal year 2015, the impact of net foreign currency exchange rate fluctuations increased our reported international net sales revenue by approximately $0.41 million. In our Personal Care segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $0.34 million unfavorable impact on reported net sales revenues.  In our Housewares and Healthcare / Home environment segments, where our European operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $0.75 million favorable impact on reported net sales revenues.  Substantially all sales in our Nutritional Supplements segment are transacted in U.S. Dollars.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the second fiscal quarter decreased $0.53 million, or 0.8 percent, to $69.64 million compared with $70.17 million for the same period last year.  The segment experienced market softness during the quarter with retail point-of-sale trends generally flat to negative.  Also, higher promotional spending, lower close out sales and a difficult year-over-year comparison due to certain significant distribution gains in the same period last year contributed to the year-over-year net sales revenue decline.  From a product perspective, OXO had net sales revenue growth through line extensions in our infant and toddler category and gains in the bath, hydration, measuring and baking categories.  This revenue growth was offset by flat to declining sales across most other product categories.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the second fiscal quarter decreased $6.83 million, or 5.1 percent, to $126.22 million compared with $133.04 million for the same period last year.  Lower unit volumes and a decrease in the average unit selling price, primarily due to sales mix and higher promotional discounts, contributed approximately 4.0 percent and 1.1 percent, respectively, to the decrease in net sales revenue.  Worldwide sales gains in thermometry and associated consumables and continued strong performance in air purification were offset by comparable period declines in humidification, fan, faucet mount filtration system and associated filter sales.  For fans, we believe declines were primarily due to the timing of certain direct import orders, which occurred during the first quarter of fiscal year 2015, compared to similar orders occurring in the second quarter of fiscal year 2014.  Higher promotional costs were required in the second half of the summer as mild to cool weather in much of North America reduced consumer demand in the category for the second quarter of fiscal year 2015.  Fans as a category are favorable for the first six months of fiscal year 2015 compared to the same period last year. We believe the humidification category declined as a result of the timing of seasonal shipments.  For fans, declines were primarily due to timing of certain direct import orders which occurred during the first quarter of fiscal year 2015 compared to similar orders occurring in the second quarter of fiscal year 2014.  We believe the decline in water filtration was primarily due to inventory management at several key retailers and the timing of promotional activities at certain key retail accounts.

Nutritional Supplements Segment - The Nutritional Supplements segment includes two months of operating results from Healthy Directions, which we acquired on June 30, 2014.  Healthy Directions is a U.S. market leader in premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Net sales revenue for the two months of its operation during the second fiscal quarter was $24.63 million.  The overall sales pattern for this segment is not highly seasonal.

Personal Care Segment - Net sales revenue in the Personal Care segment for the second fiscal quarter decreased $16.72 million, or 14.4 percent, to $99.46 million compared with $116.18 million for the same period last year. Lower unit volumes and a decrease in average unit selling prices, primarily due to a shift in category mix and higher promotional allowances, contributed approximately 6.0 percent and 8.4 percent, respectively, to the decrease in net sales revenue during the second fiscal quarter.  The decrease in net sales revenue was spread across most major product categories within the segment. The grooming, skin care and hair care solutions product category continued to confront significant competitive product launches and promotional spending in hair care.  The results for the quarter also include the impact of an inventory reduction in the retail appliance category at our largest customer.  In addition, during the second fiscal quarter we experienced an approximate $5.09 million year-over-year decline in our European appliance net sales revenue attributed to a product distribution agreement that did not repeat in fiscal year 2015.

Consolidated gross profit margin:

Consolidated gross profit margin for the second fiscal quarter increased 3.2 percentage points to 41.8 percent compared to 38.6 percent for the same period last year.  The addition of two months of operations of the Nutritional Supplements segment had a favorable impact of 2.6 percentage points on the second fiscal quarter consolidated gross profit margin.  Overall gross profit margin for the core business improved by 0.6 percentage points compared to the same period last year due to a better product sales mix and lower sales into the closeout channel.

Our product sourcing mix continues to be heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. Dollar.  As a result, we believe that China’s currency may continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time. Furthermore, if increases in the underlying costs of labor and commodities in China occur, we expect that they would also result in future increases in our product costs, which we may not be able to pass along to our customers.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 5.0 percentage points, to 34.1 percent of net sales revenue for the second fiscal quarter, compared to 28.9 percent for the same period last year.  The increase in the SG&A ratio is primarily due to the following items:

•                 The Nutritional Supplements segment operates with a higher SG&A ratio than the core business.  The addition of two months of operations of this segment, excluding the acquisition-related expenses discussed below, increased the consolidated SG&A ratio by 2.1 percentage points;

•                 Expenses of $3.61 million incurred in connection with the Healthy Directions acquisition, which increased our SG&A ratio by 1.1 percentage points;

•                 Higher marketing and advertising expenditures in the core business increased our SG&A ratio by 1.2 percentage points; and

•                 Lower operating leverage on reduced net sales revenue in the core business accounted for most of the remaining increase in the SG&A ratio.

Segment Operating Income:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2014	2013	$ Change	% Change	2014	2013

Housewares	$13,891	$13,772	$119	0.9%	19.9%	19.6%
Healthcare / Home Environment	4,508	4,974	(466)	-9.4%	3.6%	3.7%
Nutritional Supplements (1)	110	-	110	*	0.4%	0.0%
Personal Care	6,094	11,610	(5,516)	-47.5%	6.1%	10.0%
Total operating income (1)	$24,603	$30,356	$(5,753)	-19.0%	7.7%	9.5%

(1)         Includes two months of operations for Healthy Directions, which was acquired on June 30, 2014.

*                 Calculation is not meaningful

Housewares Segment - Segment operating income for the second fiscal quarter increased $0.12 million, or 0.9 percent, compared to the same period last year.  Segment operating margin increased 0.3 percentage points to 19.9 percent, compared to 19.6 percent  for the same period last year.   The increase in segment operating margin was due to a better sales mix for the quarter.

Healthcare / Home Environment Segment - Segment operating income for the second fiscal quarter decreased $0.47 million, or 9.4 percent, compared to the same period last year.  Segment operating margin decreased 0.1 percentage point to 3.6 percent, compared to 3.7 percent for the same period last year. The decrease was due to lower net sales revenue and a higher operating expense ratio.  The higher operating expense ratio was the result of increased spending on media advertising, promotional and marketing activities partially offset by lower incentive compensation costs.

Nutritional Supplements Segment - The Nutritional Supplements segment includes two months of operating results from Healthy Directions, which we acquired on June 30, 2014.  Segment operating income for the two months of operation during the second quarter of fiscal year 2015 was $0.11 million, resulting in an operating margin of 0.4 percent.  Operating income includes expenses of $3.61 million incurred in connection with the acquisition.

Personal Care Segment - Segment operating income for the second fiscal quarter decreased $5.52 million, or 47.5 percent, compared to the same period last year.  Segment operating margin decreased 3.9 percentage points to 6.1 percent, compared to 10.0 percent  for the same period last year.   The decline in operating margin was principally due to a higher SG&A ratio, partially offset by an improvement in gross profit margin year-over-year.  The increase in the SG&A ratio is primarily the result of higher media advertising and other marketing expenses combined with an overall decrease in operating leverage against the segment’s fixed costs, as a result of the segment’s net sales revenue decline of 14.4 percent.

Interest expense:

Interest expense for the second fiscal quarter was $4.00 million compared to $2.19 million for the same period last year.  The increase in interest expense is due to higher levels of debt as a result of borrowings used to fund the repurchase of $278.29 million of the Company’s outstanding common stock through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards, and open market transactions in the first quarter of fiscal year 2015, and to fund the $195.94 million acquisition of Healthy Directions in the second quarter of fiscal year 2015.  For further information regarding share repurchases, see Note 14, and for further information regarding the Healthy Directions acquisition, see Notes 5, 8, 9, and 10, in the accompanying consolidated condensed financial statements.

Income tax expense:

Income tax expense for the second fiscal quarter was $1.86 million, or 9.0 percent of income before taxes compared to $4.90 million, or 17.4 percent of income before taxes, for the same period last year.  During the second quarter of fiscal year 2015, the Company recorded a tax benefit of $2.07 million related to the resolution of an uncertain tax position with a foreign tax authority, resulting in a lower effective tax rate for the quarter as compared to the same period last year.

Net income:

Net income for the second fiscal quarter decreased by $4.48 million compared to the same period last year.  Diluted earnings per share decreased $0.07 to $0.65 compared to $0.72 for the same period last year.

Adjusted income and earnings per share (“EPS”):

In order to provide a better understanding of the impact of certain items on our net income and EPS,  the analysis that follows reports the comparative after tax impact of acquisition-related expenses, amortization of intangible assets and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(dollars in thousands, except per share data)

	Three Months Ended August 31,		Basic EPS		Diluted EPS
	2014	2013	2014	2013	2014	2013

Net income as reported (GAAP)	$18,839	$23,318	$0.66	$0.73	$0.65	$0.72
Non-cash share-based compensation, net of tax (1)	1,671	2,733	0.06	0.09	0.06	0.08
Amortization of intangible assets, net of tax (2)	5,732	5,190	0.20	0.16	0.20	0.16
Acquisition-related expenses, net of tax (3)	2,306	-	0.08	-	0.08	-
Adjusted income (non-GAAP)	$28,548	$31,241	$1.00	$0.98	$0.99	$0.97

Weighted average shares of common stock used in computing basic and diluted earnings per share			28,372	31,993	28,769	32,272

(1)      Non-cash share-based compensation of $1.92 million ($1.67 million after tax) and $3.42 million ($2.73 million after tax), for the second quarter of fiscal years 2015 and 2014, respectively .

(2)      Amortization of intangible assets of $6.32 million ($5.73 million after tax) and $5.41 million ($5.19 million after tax), for the second quarter of fiscal years 2015 and 2014, respectively.

(3)      Acquisition-related expenses of $3.61 million ($2.31 million after tax) incurred in connection with the Healthy Directions acquisition in the second quarter of fiscal year 2015.

Adjusted income decreased $2.69 million, or 8.6 percent, for the second fiscal quarter, compared to the same period last year.  The decrease in adjusted income was primarily due to lower sales in our Healthcare / Home Environment and Personal Care segments, increased media advertising and other marketing expenses, and higher promotional program costs combined with an overall decline in operating leverage against fixed costs.

Adjusted diluted EPS was $0.99 for the second fiscal quarter, compared to $0.97 for the same period last year.  Share repurchases in the first quarter of fiscal year 2015 resulted in lower diluted shares outstanding for the second fiscal quarter, when compared to the same period last year.

Adjusted income and adjusted basic and diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further on page 39.

First Six Months of Fiscal Year 2015 Compared to First Six Months of Fiscal Year 2014

Consolidated net sales revenue:

Consolidated net sales revenue for the first six months increased $7.82 million, or 1.3 percent, to $631.73 million, compared to $623.90 million for the same period last year. Net sales revenue in our Housewares segment increased $2.70 million, or 2.0 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $10.06 million, or 3.9 percent, compared to the same period last year. For the two months of operation included in the first six months of fiscal year 2015, the Nutritional Supplements segment contributed net sales revenue of $24.63 million.  Net sales revenue in our Personal Care segment decreased $29.57 million, or 12.8 percent, compared to the same period last year.

Impact of acquisitions on net sales revenue:

On June 30, 2014 we made our most recent acquisition, resulting in the Nutritional Supplements segment.  The following table summarizes the impact that the acquisition had on our net sales revenue for the periods indicated.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Six Months Ended August 31,
	2014	2013

Prior year’s sales revenue, net	$623,903	$587,622

Components of net sales revenue change
Core business	(16,810)	36,281
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (two months in fiscal year 2015)	24,634	-
Change in sales revenue, net	7,824	36,281
Sales revenue, net	$631,727	$623,903

Total net sales revenue growth	1.3%	6.2%
Core business	-2.7%	6.2%
Acquisitions	3.9%	-

Impact of foreign currencies on net sales revenue:

During the first six months of fiscal years 2015 and 2014, approximately 15 and 14 percent, respectively,  of our net sales revenue was in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  For the first six months of fiscal year 2015, the impact of net foreign currency exchange rate fluctuations increased our reported international net sales revenue by approximately $0.66 million. In our Personal Care segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $1.04 million unfavorable impact on reported net sales revenues.  In our Housewares and Healthcare / Home environment segments, where our European operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $1.70 million favorable impact on reported net sales revenues.  Substantially all sales in our Nutritional Supplements segment are transacted in U.S. Dollars.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the first six months increased $2.70 million, or 2.0 percent, to $136.39 million compared with $133.70 million for the same period last year.  An increase in average unit selling prices drove the growth in net sales revenue, with unit volume being essentially flat year-over-year.  The segment experienced net sales revenue growth despite a difficult year-over-year comparison due to several shelf placement roll outs in the first fiscal quarter last year and retail point-of-sale trends generally flat to negative during the second quarter of fiscal year 2015.  Higher promotional spending and lower close out sales also contributed to net sales revenues growth below historical norms.  From a product perspective, OXO had net sales revenue growth through line extensions in our infant and toddler category and gains in the gadgets and cutlery, bath, hydration, measuring and baking categories.  This revenue growth was partially offset by flat to declining sales across most other product categories.  OXO has now expanded its lines to over 800 items and growth continues to be driven by expanded shelf space and assortments at key traditional and internet retailers.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment the first six months increased $10.06 million, or 3.9 percent, to $268.71 million compared with $258.65 million for the same period last year.  Flat unit volume and an increase in average unit selling prices due to sales mix drove the net sales revenue growth.  The segment experienced growth in air purification, thermometry and fans, partially offset by declines in humidification and water filtration.  Air purification continued to benefit from retail gains in North America, the launch of our new Febreeze air purifier line and growth in China.  Thermometry growth was in part driven by several new product launches including the industry’s first two-in-one forehead / no touch thermometer.  Growth in the fan category was driven by continued expansion of the Chillout brand, including recent product introductions in Europe.  We believe the decline in the humidification category was mostly due to the timing of seasonal shipments.   We believe the decline in water filtration for the first six months was primarily due to inventory management at several key retailers.  Strong faucet mount and pitcher system sales were offset by lower filter replacement revenues.

Nutritional Supplements Segment - The Nutritional Supplements segment includes two months of operating results from Healthy Directions, which we acquired on June 30, 2014.  Healthy Directions is a U.S. market leader in premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Net sales revenue for the two months of its operation during the first six months of fiscal year 2015 was $24.63 million.  The overall sales pattern for this segment is not highly seasonal.

Personal Care Segment - Net sales revenue in the Personal Care segment for the first six months decreased $29.57 million, or 12.8 percent, to $201.99 million compared with $231.56 million for the same period last year. Lower unit volumes and a decrease in the average unit selling prices, primarily due to higher promotional allowances, contributed approximately 6.5 percent and 6.3 percent, respectively, to the decrease in net sales revenue.  The decrease in net sales revenue was spread across most major product categories within the segment.  The retail environment for most categories in this segment continues to be difficult and highly promotional as a result of low demand and a retail and consumer focus on lower price-point merchandise.  The grooming, skin care and hair care solutions product category continued to confront significant competitive product launches and promotional spending in hair care.  The results for the first six months also include the impact of an inventory reduction in the retail appliance category at our largest customer.  In addition, during the first six months we experienced an approximate $8.59 million year-over-year decline in our European appliance net sales revenue attributed to a product distribution agreement that did not repeat in fiscal year 2015.

Consolidated gross profit margin:

Consolidated gross profit margin for the first six months increased 1.1 percentage points to 40.1 percent compared to 39.0 percent for the same period last year. The addition of two months of operations of the Nutritional Supplements segment had a favorable impact of 1.3 percentage points on the consolidated gross profit margin.  Because of the different nature of its product and direct to consumer business model, this segment’s spending patterns differ from the core businesses.  As a result, higher gross margins are partially offset by comparatively higher percentages of spending devoted to selling, promotional and distribution activities.  Overall gross profit margins for the core business declined 0.2 percentage points for the first six months, compared to the same period last year, mainly due to the impacts of higher promotional program spending, shifts in margin mix and product cost increases in certain categories.

Our product sourcing mix continues to be heavily dependent on imports from China. China’s currency is no longer pegged solely to the U.S. Dollar.  As a result, we believe that China’s currency may continue to appreciate against the U.S. Dollar in the short-to-intermediate-term, resulting in increased product costs over time. Furthermore, if increases in the underlying costs of labor and commodities in China occur, we expect that they would also result in future increases in our product costs, which we may not be able to pass along to our customers.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 2.2 percentage points, to 31.1 percent for the first six months, compared to 28.9 percent for the same period last year.  The increase in the SG&A ratio compared to the same period last year is primarily due to the following items:

•                 The Nutritional Supplements segment operates with a higher SG&A ratio than the core business.  The addition of two months of operations of this segment, excluding the acquisition-related expenses discussed below, increased the consolidated SG&A ratio by 1.1 percentage points;

•                 Expenses of $3.61 million incurred in connection with the Healthy Directions acquisition increased our SG&A ratio by 0.6 percentage points; and

•                 Higher marketing and advertising expenditures in the core business increased our SG&A ratio by 0.7 percentage points.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2015.  As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $9.00 million ($8.16 million after tax) during the first quarter of fiscal year 2015. The charge was related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method. The Company recorded a similar charge of $12.05 million ($12.03 million after tax) in the first quarter of fiscal year 2014.

Segment Operating Income:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Six Months Ended August 31,				% of Sales Revenue, net
	2014	2013	$ Change	% Change	2014	2013

Housewares	$26,926	$26,228	$698	2.7%	19.7%	19.6%
Healthcare / Home Environment	13,225	11,510	1,715	14.9%	4.9%	4.5%
Nutritional Supplements (1)	110	-	110	*	0.4%	0.0%
Personal Care	7,465	13,243	(5,778)	-43.6%	3.7%	5.7%
Total operating income (1)	$47,726	$50,981	$(3,255)	-6.4%	7.6%	8.2%

(1)          Includes two months of operations for Healthy Directions, which was acquired on June 30, 2014.

*                  Calculation is not meaningful

Housewares Segment - Segment operating income for the first six months increased $0.70 million, or 2.7 percent, compared to the same period last year.  Segment operating margin increased 0.1 percentage point to 19.7 percent, compared to 19.6 percent  for the same period last year.   The increase in segment operating margin was due to higher net sales revenues and an increase in operating leverage, partially offset by a slightly lower margin mix compared to the same period last year.

Healthcare / Home Environment Segment - Segment operating income for the first six months increased $1.72 million, or 14.9 percent, compared to the same period last year.  Segment operating margin increased 0.4 percentage points to 4.9 percent, compared to 4.5 percent for the same period last year. The increase in segment operating margin was due to higher net sales revenue and a lower operating expense ratio.  The lower operating expense ratio was primarily the result of lower incentive compensation costs.

Nutritional Supplements Segment - The Nutritional Supplements segment includes two months of operating results from Healthy Directions, which we acquired on June 30, 2014.  Segment operating income for the two months of operation during the first six months of fiscal year 2015 was $0.11 million, resulting in an operating margin of 0.4 percent.  Operating income includes expenses of $3.61 million incurred in connection with the acquisition.

Personal Care Segment - Segment operating income for first six months decreased $5.78 million, or 43.6 percent, compared to the same period last year.  Segment operating margin decreased 2.0 percentage points to 3.7 percent, compared to 5.7 percent  for the same period last year.   The decline in operating margin was principally due to a higher SG&A ratio, partially offset by year-over-year improvements in gross profit margin and lower non-cash intangible asset impairment charges.  The increase in the SG&A ratio is primarily the result of higher advertising and other marketing expense combined with an overall decrease in operating leverage against the segment’s fixed costs, as a result of the 12.8 percent decline in net sales revenue.  Operating income includes non-cash intangible asset impairment charges totaling $9.00 million ($8.16 million after tax) and $12.05 million ($12.03 million after tax), recorded during the fiscal quarters ending May 31, 2014 and 2013, respectively.

Interest expense:

Interest expense for the first six months was $7.42 million compared to $5.13 million for the same period last year.  The increase in interest expense is due to higher levels of debt as a result of borrowings used to fund the repurchase of $278.29 million of the Company’s outstanding common stock through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards, and open market transactions in the first quarter of fiscal year 2015, and to fund the $195.94 million acquisition of Healthy Directions in the second quarter of fiscal year 2015.  For further information regarding share repurchases, see Note 14, and for further information regarding the Healthy Directions acquisition, see Notes 5, 8, 9, and 10, in the accompanying consolidated condensed financial statements.

Income tax expense:

Income tax expense for the first six months was $5.22 million, or 12.9 percent of income before taxes compared to $8.28 million, or 18.0 percent of income before taxes, for the same period last year.  During the second quarter of fiscal year 2015, the Company recorded a tax benefit of $2.07 million related to the resolution of an uncertain tax position with a foreign tax authority, resulting in a lower effective tax rate for the first six months as compared to the same period last year.

Net income:

Net income for the first six months decreased by $2.47 million compared to the same period last year.  Diluted earnings per share increased $0.04 to $1.21, compared to $1.17 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS,  the analysis that follows reports the comparative after tax impact of asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(dollars in thousands, except per share data)

	Six Months Ended August 31,		Basic EPS		Diluted EPS
	2014	2013	2014	2013	2014	2013

Net income as reported (GAAP)	$35,237	$37,709	$1.23	$1.18	$1.21	$1.17
Non-cash share-based compensation, net of tax (1)	2,839	5,386	0.10	0.17	0.10	0.17
Amortization of intangible assets, net of tax (2)	10,774	10,404	0.37	0.33	0.37	0.32
Acquisition-related expenses, net of tax (3)	2,306	-	0.08	-	0.08	-
Asset impairment charges, net of tax (4)	8,155	12,034	0.28	0.38	0.28	0.37
Adjusted income (non-GAAP)	$59,311	$65,533	$2.06	$2.05	$2.03	$2.03

Weighted average shares of common stock used in computing basic and diluted earnings per share			28,738	31,951	29,192	32,226

(1)      Non-cash share-based compensation of $3.21 million ($2.84 million after tax) and $6.80 million ($5.39 million after tax), for the first six months of fiscal years 2015 and 2014, respectively.

(2)      Amortization of intangible assets of $11.57 million ($10.77 million after tax) and $10.84 million ($10.40 million after tax), for the first six months of fiscal years 2015 and 2014, respectively.

(3)      Expenses of $3.61 million ($2.31 million after tax) incurred in connection with the Healthy Directions acquisition in the first six months of fiscal year 2015.

Non-cash intangible asset impairment charges totaling $9.00 million ($8.16 million after tax) and $12.05 million ($12.03 million after tax), incurred during the first quarter of fiscal years 2015 and 2014, respectively. Adjusted income decreased $6.22 million, or 9.5 percent, for the first six months compared to the same period last year.  The decrease in adjusted income was primarily due to lower sales in the Personal Care segment, increased media advertising and other marketing expenses, and higher promotional program costs, combined with an overall decline in operating leverage against fixed costs.

Adjusted diluted EPS was $2.03 for each six month period.  Share repurchases in the first quarter of fiscal year 2015 resulted in lower diluted shares outstanding, when compared to the same period last year.

The tables referred to above entitled “Adjusted Income and EPS” report income and EPS without the after tax impact of non-cash intangible asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation for the periods presented. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted income and EPS provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities. The Company’s adjusted income and EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Six Months Ended August 31,
	2014	2013

Accounts Receivable Turnover (Days)	63.8	61.9
Inventory Turnover (Times)	2.6	2.7
Working Capital (in thousands)	$(133,940)	$227,230
Current Ratio	0.8 : 1	1.6 : 1
Ending Debt to Ending Equity Ratio	75.4%	23.5%
Return on Average Equity (2)	9.1%	11.7%

(1)         Our computation and use of the measures in this table are further described and explained beginning on page 45.

(2)  Net income and average equity for the first six months of fiscal years 2015 and 2014 include after tax non-cash asset impairment charges of  $8.16 and $12.03 million, respectively.  In addition, net income and average equity for the first six months of fiscal year 2015 include after tax acquisition-related expenses of $2.31 million. The average equity also includes after tax CEO succession costs of $16.34 million recorded in the fourth quarter of fiscal year 2014.  These items had an unfavorable impact of 3.9 and 1.3 percentage points on the return on average equity for the periods shown above.

Operating Activities:

Operating activities provided $18.00 million of cash during the first six months of fiscal year 2015 compared to $57.14 million of cash provided during the same period last year.  The decrease is attributable to the timing of fluctuations in other working capital components, particularly an increase in the levels of inventory when compared to the same period last year. The decrease in operating cash flow was also due to the impact of the settlement of certain CEO succession cost obligations in the first quarter of fiscal year 2015 in connection with our former CEO’s separation at the end of fiscal year 2014.

Accounts receivable increased $4.02 million to $217.07 million as of August 31, 2014, compared to $213.05 million at the end of fiscal year 2014. Accounts receivable turnover increased to 63.8 days at August 31, 2014 compared to 61.9 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance. We believe the increase in turnover to be the result of normal fluctuations and changes in our geographic net sales revenue mix and does not reflect any fundamental changes in credit terms or credit quality.

Inventory increased $62.56 million to $351.82 million as of August 31, 2014, compared to $289.26 million at the end of fiscal year 2014.  Inventory turnover was 2.6 times at August 31, 2014, compared to 2.7 times at August 31, 2013.  Inventory at August 31, 2014 included $6.31 million of inventory from our Nutritional Supplements segment.  The increase in inventory is primarily due to lower sales in the second quarter and the timing of certain seasonal shipments.  The Company also made selected opportunistic forward buys in advance of the upcoming peak selling season.

Working capital was ($133.94) million at August 31, 2014, compared to $227.23 million at August 31, 2013.   The decrease in working capital over the last twelve months is primarily due to a significant increase in current debt the last two fiscal quarters.  The increased debt was used to fund the first quarter repurchase of $278.29 million of the Company’s outstanding common stock through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards, and open market transactions and to fund the $195.94 million acquisition of Healthy Directions.  As a result, our current ratio decreased to 0.8:1 as of August 31, 2014, compared to 1.6:1 as of August 31, 2013.

Investing activities:

Investing activities provided $199.63 million of cash during the first six months of fiscal year 2015.  Highlights of those activities follow:

•                 We spent $0.85 million on building and improvements, $0.84 million on computers, furniture and other equipment, $1.51 million on tools, molds and other capital asset additions, and $0.49 million on the development of new patents; and

•                 We paid $195.94 million to acquire Healthy Directions.

Financing activities:

Financing activities used $136.34 million of cash during the first six months of fiscal year 2015.  Highlights of those activities follow:

•                 We had draws of $640.90 million against our Credit Agreement;

•                 We repaid $152 million drawn against our Credit Agreement;

•                 We repaid $76.90 million of our long-term debt;

•                 We incurred $2.32 million in financing costs in connection with the amendment of our Credit Agreement and certain related guarantees to provide for an increase in our unsecured revolving commitment to $570 million;

•                 Employees and certain non-employee members of our Board of Directors exercised options to purchase 119,419 shares of common stock, providing $3.84 million of cash, including tax benefits;

•                 Employees purchased 13,848 shares of common stock for $0.69 million through our employee stock purchase plan;

•                 We paid $4.57 million in tax obligations in connection with the vesting of certain stock awards to our former CEO and non-employee members of our Board of Directors;

•                 We repurchased and retired 4,172,222 shares of common stock at an average price of $66.70 per share for a total purchase price of $278.29 million through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards and open market purchases; and

•                 Share-based compensation provided $0.30 million in current tax benefits.

Revolving Credit Agreement:

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for an unsecured total revolving commitment of up to $570 million as of August 31, 2014. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of August 31, 2014, the outstanding revolving loan principal balance was $488.90 million and there were $1.32 million of open letters of credit outstanding against the Credit Agreement.  For the second quarter and first six months of fiscal year 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.00 percent for both periods.  For the second quarter and first six months of fiscal year 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.18 to 3.63 percent for both periods.  As of August 31, 2014, the amount available for borrowings under the Credit Agreement was $79.78 million.

In connection with the acquisition of Healthy Directions, on June 11, 2014 we entered into a fourth amendment to the Credit Agreement (the “Amendment”) with Bank of America, N.A. and other lenders.  The Amendment, among other things, increased the unsecured revolving commitment of the Credit Agreement from $375 million to $570 million.  Additionally, the Amendment modified the limitation on dividends and stock repurchases to allow for the Company to declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than 2.75 to 1.00. Finally, the Amendment increased the Leverage Ratio limit to 3.25 to 1.00, from a previous limit of 3.00 to 1.00.

Other Debt Agreements:

In addition to the Credit Agreement, at August 31, 2014, we had an aggregate principal balance of $80 million of 3.90 percent Senior Notes with varying maturities due between January 2015 and January 2018.  $75 million of principal on our 6.01 percent Senior Notes was repaid at maturity on June 30, 2014.

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

In connection with the acquisition of Healthy Directions, we also entered into an amendment of a guaranty agreement related to the MBFC Loan in favor of Bank of America, N.A. and other lenders (the “Amended Guaranty”). The Amended Guaranty allows for the Company to declare or pay cash dividends to shareholders or make stock repurchases if, after giving effect to the dividends or share repurchases, the Leverage Ratio (as defined in the Credit Agreement) is not greater than 2.75 to 1.00. Finally, the Amended Guaranty increased the Leverage Ratio limit to 3.25 to 1.00, from a previous limit of 3.00 to 1.00.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our various debt agreements as of August 31, 2014:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	$100 Million 3.90% Fixed Rate Senior Notes

Minimum Consolidated Net Worth	None
$500 Million
+
25% of Fiscal Quarter Net Earnings
After August 31, 2010 (1)

Interest Coverage Ratio	EBIT (2)	EBIT (2)
	÷	÷
	Interest Expense (2)	Interest Expense (2)
	Minimum Required: 3.00 to 1.00	Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷
	[EBITDA (2) + Pro Forma Effect of Acquisitions]	[ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3.25 to 1.00 (4)	Maximum Allowed: 3.25 to 1.00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

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

(4) Effective June 11, 2014, the Amendment and the Amended Guaranty increased the Maximum Leverage Ratio limit to 3.25 to 1.00.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at August 31, 2014, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF AUGUST:

(in thousands)

		2015	2016	2017	2018	2019	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$80,000	$20,000	$20,000	$20,000	$20,000	$-	$-
Term debt - floating rate	35,707	1,900	3,800	5,700	1,900	1,900	20,507
Long-term incentive plan payouts	9,882	4,992	3,072	1,818	-	-	-
Interest on fixed rate debt	5,826	2,626	1,846	1,066	288	-	-
Interest on floating rate debt	3,757	623	609	518	445	409	1,153
Open purchase orders	222,142	222,142	-	-	-	-	-
Long-term purchase commitments	2,769	951	606	606	606	-	-
Minimum royalty payments	77,398	12,902	12,916	12,826	10,034	9,820	18,900
Advertising and promotional	63,115	18,632	6,115	5,883	5,722	5,830	20,933
Operating leases	19,143	4,075	2,918	2,525	2,179	1,579	5,867
Capital spending commitments	534	534	-	-	-	-	-
Total contractual obligations (1)	$520,273	$289,377	$51,882	$50,942	$41,174	$19,538	$67,360

(1)      In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2014, we have recorded a provision for our uncertain tax positions of $11 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

Core business:  Core business is net sales revenue and related operations associated with product lines or brands after the first twelve months from the date the product line or brand was acquired.  Net sales revenue and related operations from internally-developed product lines or brands are always considered core business.

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

SG&A ratio: This is total SG&A for the Company or a segment divided by the related net sales revenue for the Company or a segment.

Working capital: Current assets less current liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the second quarter and first six months of fiscal year 2015, approximately 15 percent of our net sales revenue was in foreign currencies.  During both the second quarter and first six months of fiscal year 2014, approximately 14 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1.  SICAD 1 was made available to certain companies that operate in designated industry sectors.  At August 31, 2014, the SICAD 1 rate was 11.5 Bolivars to the U.S. Dollar.  In early 2014, the Venezuelan government created a National Center of Foreign Commerce (“CENCOEX”) to control the multiple currency exchange rate mechanisms that may be available for a company to exchange funds.  CENCOEX was granted the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, SICAD 2 daily auction exchange market.  At August 31, 2014, the SICAD 2 rate was approximately 50 Bolivars to the U.S. Dollar.

Despite the recent announcements made by the Venezuelan government advocating further changes to the current system, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD 1 or SICAD 2 auctions, nor do we intend to.  As of August 31, 2014, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For the second quarter of fiscal years 2015 and 2014, sales in Venezuela represented approximately 0.9 and 0.8 percent, respectively, of the Company’s consolidated net sales revenue.  For the first six months of fiscal years 2015 and 2014, sales in Venezuela represented approximately 0.8 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue.  At August 31, 2014, we had a U.S. Dollar based net investment in our Venezuelan business of $8.60 million, consisting almost entirely of working capital.

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

Interest Rate Risk:

Interest on our outstanding debt as of August 31, 2014 is both floating and fixed. Fixed rates are in place on $80 million of Senior Notes at 3.90 percent, while floating rates are in place on the balance of all other debt outstanding, which totaled $524.61 million as of August 31, 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and MBFC Loan.

At February 28, 2014, floating rate $75 million Senior Notes due June 2014 had been effectively converted to fixed rate debt using an interest rate swap (the “swap”).  The swap converted the total aggregate notional principal from floating interest rate payments to fixed interest rate payments at 6.01 percent. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. The swap was 100 percent effective. As of June 30, 2014, the swap ended concurrent with the repayment at maturity of $75 million of principal on the related Senior Notes.

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

August 31, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	10/2014	€1,250	$85	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2015	£3,000	-	24
Total fair value				$85	$24

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227
Total fair value				$-	$1,596

Counterparty Credit Risks:

Financial instruments, including foreign currency contracts and interest rate swaps, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit losses is remote.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2014 and risks otherwise described from time to time in our SEC reports as filed. Such risks, uncertainties and other important factors include, among others:

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

•                 risks to the Nutritional Supplements segment associated with the availability, purity and integrity of materials used in the manufacture of vitamins, minerals and supplements;

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

•                 increased product liability and reputational risks associated with the formulation and distribution of vitamins, minerals and supplements;

•                 the risks associated with adverse publicity and negative public perception regarding the use of vitamins, minerals and supplements;

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

•                 the increased complexity of compliance with a number of new government regulations as a result of adding vitamins, minerals and supplements to the Company’s portfolio of products;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2014. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2014, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2014. Since the filing of our annual report on Form 10-K, we have formed the Nutritional Supplements segment with the acquisition of Healthy Directions, LLC and its subsidiaries on June 30, 2014.   Healthy Directions is a leading provider of premium vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Because of the different nature of its product and direct-to-consumer business model, the following material risk factors have now become part of our risk profile:

The Nutritional Supplements segment may be subject to product liability claims, which could materially and adversely affect our business, financial condition, results of operation or reputation.

As a formulator and distributor of products designed for human consumption or use on or in the body, our Nutritional Supplements segment may be subject to product liability claims if the use of our products is alleged to have resulted in illness or injury or if our products include inadequate instructions or warnings.  These products generally consist of vitamins, minerals, herbs and other ingredients that are classified as foods, over-the-counter drugs, dietary supplements and medical devices and generally are not subject to pre-market regulatory approval or clearance by governmental authorities.  In the event products contained spoiled or contaminated substances, or, in the case of products that contain ingredients that do not have long histories of human consumption, previously unknown adverse reactions resulting from human consumption of these ingredients could occur.  We could also be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition or results of operations.

The Nutritional Supplements segment may be subject to the effects of adverse publicity and negative public perception.

Consumer acceptance of the safety, efficacy and quality of the Nutritional Supplements segment’s products, as well as similar products distributed by other companies can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may initially be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to the industry or any of our products and may not be consistent with earlier favorable research or publicity.  Any research or publicity that is perceived by consumers as less than favorable or that questions earlier favorable research or publicity could have a material adverse effect on the Nutritional Supplements segment’s ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our business, reputation, financial condition or results of operations.

The availability, purity and integrity of raw materials used in the manufacture of the Nutritional Supplements segment’s products could be compromised.

The Nutritional Supplements segment depends on outside suppliers for raw materials, acquiring all of its raw materials for the manufacture of its products from third-party suppliers.  The segment uses multiple agreements for the supply of materials used in the manufacture of its products in order to hedge against shortages or potential spikes in material costs.  The segment also contracts with third-party manufacturers and suppliers for the production of its products. In the event of a loss of any significant supplier, the segment could experience difficulties in finding or transitioning to alternative suppliers, which could result in product shortages or product back orders, which could harm its business. There can be no assurance that suppliers will be able to provide the segment with the raw materials in the quantities and at the appropriate level of quality requested or at prices it will be willing to pay.  The segment is also subject to the delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions, and natural disasters or other catastrophic events.

Occasionally, suppliers have experienced production difficulties with respect to the segment’s products, including the delivery of materials or products that do not meet rigorous quality control standards. These quality problems have in the past resulted in, and in the future could result in, stock outages or shortages of our products, and could harm sales or create inventory write-offs for unusable product.

The products, business practices and manufacturing activities of the Nutritional Supplements segment are subject to extensive government regulations and could be subject to additional laws and regulations in the future.

The addition of the Nutritional Supplements segment brings with it requirements to comply with an extensive new body of regulations by national, state and provincial governmental authorities including regulations issued in the United States by the Food and Drug Administration, the Federal Trade Commission, the Consumer Products Safety Commission and the United Stated Department of Agriculture.   These regulations, and their evolving nature can from time-to-time require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these regulations could result in substantial financial or other penalties.  Any action against us could materially affect our ability to successfully market not only the affected products, but other products as well.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. However, they could require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could increase our costs of operating the Nutritional Supplements segment, and which could have a material adverse effect on our business, reputation, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of August 31, 2014, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions.  The program will remain in effect until terminated or otherwise modified by the Board of Directors.  Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended August 31, 2014, we did not repurchase any shares of common stock.  Additionally, no shares of common stock were tendered by our employees in “net exercise” transactions.  Accordingly, the following schedule shows no purchase activity for the months presented.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2014

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)

June 1 through June 30, 2014	-	$-	-	$265,428
July 1 through July 31, 2014	-	-	-	265,428
August 1 through August 31, 2014	-	-	-	265,428

Total	-	$-	-

ITEM 6.                EXHIBITS

(a)                               Exhibits

10.1

Helen of Troy Limited Amended and Restated 2011 Annual Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 30, 2014).

10.2

Fourth Amendment to Credit Agreement dated June 11, 2014, by and among Helen of Troy, L.P., a Texas limited partnership, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.3

Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

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

HELEN OF TROY LIMITED
(Registrant)

Date: October 10, 2014	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: October 10, 2014	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: October 10, 2014	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1

Helen of Troy Limited Amended and Restated 2011 Annual Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 30, 2014).

10.2

Fourth Amendment to Credit Agreement dated June 11, 2014, by and among Helen of Troy, L.P., a Texas limited partnership, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., JPMorgan Chase Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.3

Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

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