Form 10-Q
period 2014-11-30
HELEN OF TROY LTD
filed 2015-01-09
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 5, 2015
Common Shares, $0.10 par value, per share	28,428,055 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	November 30, 2014	February 28,
		2014

Assets
Assets, current:
Cash and cash equivalents	$21,056	$70,027
Receivables - principally trade, less allowances of $6,248 and $4,679	289,449	213,054
Inventory, net	318,823	289,255
Prepaid expenses and other current assets	9,118	10,097
Income taxes receivable	-	3,783
Deferred tax assets, net	30,110	29,260
Total assets, current	668,556	615,476

Property and equipment, net of accumulated depreciation of $81,217 and $71,516	128,588	129,117
Goodwill	549,828	453,241
Other intangible assets, net of accumulated amortization of $113,093 and $94,698	404,872	322,309
Deferred tax assets, net	917	2,523
Other assets, net of accumulated amortization of $8,664 and $6,781	10,935	10,636
Total assets	$1,763,696	$1,533,302

Liabilities and Stockholders’ Equity
Liabilities, current:
Revolving line of credit	$440,000	$-
Accounts payable, principally trade	101,435	75,585
Accrued expenses and other current liabilities	164,097	156,688
Income taxes payable	4,312	-
Deferred tax liabilities, net	198	181
Long-term debt, current maturities	21,900	96,900
Total liabilities, current	731,942	329,354

Long-term debt, excluding current maturities	93,807	95,707
Deferred tax liabilities, net	53,299	56,988
Other liabilities, noncurrent	25,658	21,766
Total liabilities	904,706	503,815

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 28,425,523 and 32,272,519 shares issued and outstanding	2,843	3,227
Additional paid in capital	174,633	180,861
Accumulated other comprehensive income (loss)	128	(1,091)
Retained earnings	681,386	846,490
Total stockholders’ equity	858,990	1,029,487
Total liabilities and stockholders’ equity	$1,763,696	$1,533,302

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

Sales revenue, net	$435,674	$380,730	$1,067,401	$1,004,633
Cost of goods sold	254,263	233,029	632,726	613,513
Gross profit	181,411	147,701	434,675	391,120

Selling, general and administrative expense	116,368	98,308	312,906	278,697
Asset impairment charges	-	-	9,000	12,049
Operating income	65,043	49,393	112,769	100,374

Nonoperating income, net	87	13	234	153
Interest expense	(4,173)	(2,513)	(11,588)	(7,647)
Income before income taxes	60,957	46,893	101,415	92,880

Income tax expense (benefit):
Current	9,328	10,911	14,255	24,780
Deferred	(3,748)	(1,542)	(3,454)	(7,133)
Net income	$55,377	$37,524	$90,614	$75,233

Earnings per share:
Basic	$1.95	$1.17	$3.17	$2.35
Diluted	$1.92	$1.16	$3.12	$2.33

Weighted average shares of common stock used in computing net earnings per share:
Basic	28,414	32,047	28,630	31,982
Diluted	28,824	32,482	29,070	32,311

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2014			2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$60,957	$(5,580)	$55,377	$46,893	$(9,369)	$37,524

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	(70)	24	(46)
Settlements reclassified to income	-	-	-	946	(330)	616
Subtotal	-	-	-	876	(306)	570

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	301	(59)	242	(641)	125	(516)
Settlements reclassified to income	(201)	31	(170)	78	(15)	63
Subtotal	100	(28)	72	(563)	110	(453)

Total other comprehensive income	100	(28)	72	313	(196)	117
Comprehensive income	$61,057	$(5,608)	$55,449	$47,206	$(9,565)	$37,641

	Nine Months Ended November 30,
	2014			2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$101,415	$(10,801)	$90,614	$92,880	$(17,647)	$75,233

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	28	(10)	18	(97)	34	(63)
Settlements reclassified to income	1,199	(420)	779	2,785	(975)	1,810
Subtotal	1,227	(430)	797	2,688	(941)	1,747

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	515	(97)	418	(673)	136	(537)
Settlements reclassified to income	15	(11)	4	(246)	39	(207)
Subtotal	530	(108)	422	(919)	175	(744)

Total other comprehensive income	1,757	(538)	1,219	1,769	(766)	1,003
Comprehensive income	$103,172	$(11,339)	$91,833	$94,649	$(18,413)	$76,236

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended November 30,
	2014	2013

Cash provided (used) by operating activities:
Net income	$90,614	$75,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,075	25,184
Amortization of financing costs	1,457	677
Provision for doubtful receivables	417	744
Non-cash share-based compensation	4,539	9,200
Intangible asset impairment charges	9,000	12,049
(Gain) loss on the sale of property and equipment	43	74
Deferred income taxes and tax credits	(3,454)	(7,136)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(76,555)	(60,724)
Inventories	(23,468)	(9,018)
Prepaid expenses and other current assets	2,946	955
Other assets and liabilities, net	4,638	(1,340)
Accounts payable	19,377	21,478
Accrued expenses and other current liabilities	(113)	22,787
Accrued income taxes	4,956	949
Net cash provided by operating activities	63,472	91,112

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(4,893)	(38,563)
Payment to acquire a business, net of cash received	(195,943)	-
Net cash used by investing activities	(200,836)	(38,563)

Cash provided (used) by financing activities:
Proceeds from line of credit	694,400	107,300
Repayment of line of credit	(254,400)	(184,400)
Proceeds from issuance of long-term debt	-	35,509
Repayment of long-term debt	(76,900)	-
Payment of financing costs	(2,321)	(127)
Proceeds from share issuances under share-based compensation plans, including tax benefits	5,267	5,019
Payment of tax obligations resulting from cashless share award exercises	(4,569)	(483)
Payments for repurchases of common stock	(273,598)	(1,311)
Share-based compensation tax benefit	514	1,877
Net cash provided (used) by financing activities	88,393	(36,616)

Net (decrease) increase in cash and cash equivalents	(48,971)	15,933
Cash and cash equivalents, beginning balance	70,027	12,842
Cash and cash equivalents, ending balance	$21,056	$28,775

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

November 30, 2014

Note 1 – Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2014 and February 28, 2014, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2014, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless the context suggests otherwise or otherwise indicated, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which comprise a segment within the Company referred to as the Healthcare / Home Environment segment.  References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries, acquired on June 30, 2014, that comprise the Nutritional Supplements segment.  Product and service names mentioned in this report are used for identification purposes only and may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Healthcare / Home Environment, Nutritional Supplements, and Personal Care. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Our Personal Care segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

Note 2 - Change in Accounting Estimate

In the third quarter of fiscal year 2015, we revised our product liability estimates to reflect more relevant historical claims experience.  The effect of the change in estimate was recorded in selling, general and administrative expense (“SG&A”) and increased operating income and net income by $2.22 million and $1.36 million, respectively, for the fiscal quarter and year-to-date ended November 30, 2014.   The effect of the change in estimate increased diluted earnings per share $0.05 per share for both the third fiscal quarter and fiscal year-to-date ended November 30, 2014.

Note 3 – New Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for us beginning in fiscal year 2018 and can be adopted either retrospectively or as a cumulative effect adjustment as of the date of adoption.  We are currently evaluating the effect this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

Note 4 – Commitments and Contingencies

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Notes 8, 10, 11, 12, 13, and 14 provide additional information regarding certain of our significant commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability.  The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014 (1)	2013	2014 (2)	2013

Beginning balance	$22,492	$21,357	$19,269	$23,150

Additions to the accrual	16,574	12,931	46,088	38,041

Reductions of the accrual - payments and credits issued	(13,821)	(12,197)	(40,112)	(39,100)
Ending balance	$25,245	$22,091	$25,245	$22,091

(1)	For the fiscal quarter ended November 30, 2014, the table includes accrual additions of $2.18 million and related payments and credits of $2.37 million attributed to Healthy Directions.

(2)	For the nine months ended November 30, 2014, the table includes additions to the accrual of $5.37 million and related payments and credits of $4.20 million attributed to Healthy Directions.

Note 5 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.  See Note 16 to these consolidated condensed financial statements for more information regarding share-based payment arrangements.

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

Weighted average shares outstanding, basic	28,414	32,047	28,630	31,982
Incremental shares from share-based payment arrangements	410	435	440	329
Weighted average shares outstanding, diluted	28,824	32,482	29,070	32,311

Dilutive securities, as a result of in-the-money options	643	574	686	373

Dilutive securities, as a result of unvested or unsettled share awards	278	408	267	298

Antidilutive securities, as a result of out-of-the-money options	245	358	240	586

Note 6 –Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(in thousands)

		Healthcare /	Nutritional	Personal
November 30, 2014	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$85,984	$176,994	$38,462	$134,234	$435,674

Asset impairment charges	-	-	-	-	-

Operating income	18,275	18,694	6,214	21,860	65,043

Capital and intangible asset expenditures	233	535	211	226	1,205

Depreciation and amortization	892	5,125	2,032	2,533	10,582

		Healthcare /	Nutritional	Personal
November 30, 2013	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$74,776	$165,752	$-	$140,202	$380,730

Asset impairment charges	-	-	-	-	-

Operating income	15,278	10,665	-	23,450	49,393

Capital and intangible asset expenditures	193	3,207	-	585	3,985

Depreciation and amortization	871	5,149	-	2,726	8,746

NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(in thousands)

		Healthcare /	Nutritional	Personal
November 30, 2014	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$222,377	$445,701	$63,096	$336,227	$1,067,401

Asset impairment charges	-	-	-	9,000	9,000

Operating income	45,201	31,919	6,324	29,325	112,769

Capital and intangible asset expenditures	1,275	2,022	388	1,208	4,893

Depreciation and amortization	2,669	15,384	3,391	7,631	29,075

		Healthcare /	Nutritional	Personal
November 30, 2013	Housewares	Home Environment	Supplements (1)	Care	Total

Sales revenue, net	$208,471	$424,398	$-	$371,764	$1,004,633

Asset impairment charges	-	-	-	12,049	12,049

Operating income	41,506	22,175	-	36,693	100,374

Capital and intangible asset expenditures	574	36,321	-	1,668	38,563

Depreciation and amortization	2,868	14,298	-	8,018	25,184

(1)

The Nutritional Supplements segment includes three- and five-months of operating results, respectively, for the fiscal quarter and year-to-date ended November 30, 2014, as the segment was acquired on June 30, 2014. Operating income includes acquisition-related expenditures of $3.61 million for the five months of operating results included in the fiscal year-to-date ended November 30, 2014. For further information regarding the acquisition, see Note 10 to these consolidated condensed financial statements.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus overhead expenses that are allocable to the segment.  The operations for the Nutritional Supplements segment do not include any allocation of corporate costs for fiscal year 2015.  As the new segment is further integrated into our operating structure, we expect to make an allocation of corporate costs to the segment in future fiscal years. When we decide such allocations are appropriate, there may be some reduction in the operating income of the Nutritional Supplements segment offset by increases in operating income of our other segments. The extent of this operating income impact between the segments has not yet been determined.  We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 7 - Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2015 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

	Unrealized Holding Gains (Losses)
	On Cash Flow Hedges
		Foreign
	Interest Rate	Currency
	Swaps (1)	Contracts (2)	Total

Balance at February 28, 2014	$(797)	$(294)	$(1,091)

Other comprehensive income before reclassification	28	515	543

Amounts reclassified out of accumulated other comprehensive income (loss)	1,199	15	1,214

Tax effects	(430)	(108)	(538)
Other comprehensive income	797	422	1,219

Balance at November 30, 2014	$-	$128	$128

(1)  Includes net deferred tax benefits of $0.43 million at February 28, 2014.

(2)  Includes net deferred tax (expense) benefits of ($0.03) and $0.08 million at November 30, 2014 and February 28, 2014, respectively.

Note 8 - Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives	November 30,	February 28,
	(Years)	2014	2014

Land	-	$12,800	$12,800
Building and improvements	3 - 40	102,040	98,660
Computer, furniture and other equipment	3 - 15	66,593	60,291
Tools, molds and other production equipment	1 - 10	25,580	23,017
Construction in progress	-	2,792	5,865
Property and equipment, gross		209,805	200,633
Less accumulated depreciation		(81,217)	(71,516)
Property and equipment, net		$128,588	$129,117

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2014	2014

Accrued compensation, benefits and payroll taxes	$41,994	$69,877
Accrued sales returns, discounts and allowances	35,817	25,297
Accrued warranty returns	25,245	19,269
Accrued advertising	24,970	16,414
Accrued product liability, legal and professional fees	6,429	5,705
Accrued royalties	9,214	5,712
Accrued property, sales and other taxes	9,624	6,835
Derivative liabilities, current	-	1,596
Liability for uncertain tax positions	-	453
Other	10,804	5,530
Total accrued expenses and other current liabilities	$164,097	$156,688

OTHER LIABILITIES, NONCURRENT

(in thousands)

	November 30,	February 28,
	2014	2014

Deferred compensation liability	$8,412	$7,257
Liability for uncertain tax positions	10,846	13,471
Other liabilities	6,400	1,038
Total other liabilities, noncurrent	$25,658	$21,766

Note 9 - Goodwill and Intangible Assets

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2014				February 28, 2014
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
Description	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value

Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,923	-	(12,090)	3,833	15,693	-	(11,149)	4,544
Total Housewares	257,255	-	(12,090)	245,165	257,025	-	(11,149)	245,876

Healthcare / Home Environment:
Goodwill	251,758	-	-	251,758	251,758	-	-	251,758
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(8,637)	6,663	15,300	-	(6,416)	8,884
Other intangibles - finite	114,918	-	(42,789)	72,129	114,490	-	(34,606)	79,884
Total Healthcare / Home Environment	435,976	-	(51,426)	384,550	435,548	-	(41,022)	394,526

Nutritional Supplements:
Goodwill (1)	96,587	-	-	96,587	-	-	-	-
Brand assets - indefinite	65,500	-	-	65,500	-	-	-	-
Other intangibles - finite	43,800	-	(2,607)	41,193	-	-	-	-
Total Nutritional Supplements	205,887	-	(2,607)	203,280	-	-	-	-

Personal Care:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	54,754	-	-	54,754	63,754	-	-	63,754
Trademarks - finite	150	-	(81)	69	150	-	(77)	73
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	18,683	-	(16,123)	2,560	18,683	-	(15,887)	2,796
Other intangibles - finite	49,437	-	(30,766)	18,671	49,437	-	(26,563)	22,874
Total Personal Care	215,165	(46,490)	(46,970)	121,705	224,165	(46,490)	(42,527)	135,148

Total	$1,114,283	$(46,490)	$(113,093)	$954,700	$916,738	$(46,490)	$(94,698)	$775,550

(1)      Includes $1.28 million of acquisition adjustments recorded in the fiscal quarter ending August 31, 2014.

On October 24, 2014, we amended the terms of our trademark licensing agreement with Honeywell International Inc. to relinquish the rights to market Honeywell branded portable air purifiers after December 31, 2015 in twelve selected developing countries, including China.  In exchange for the amendment, we received a one-time cash payment of $7 million ($6.98 million after tax), which was recorded as a gain in SG&A.  For the fiscal quarter and year-to-date ended November 30, 2014, sales into the relinquished countries accounted for approximately 1.1 and 1.0 percent, respectively, of the Healthcare / Home Environment segment’s total net sales.  For the fiscal quarter and year-to-date ended November 30, 2013, sales into the relinquished countries accounted for approximately 0.4 and 0.5 percent, respectively, of the Healthcare / Home Environment segment’s total net sales.  We plan to market portable air purifiers in the relinquished markets under non-Honeywell branded trademarks and retained the rights to market Honeywell portable air purifiers in other countries, including the United States, Canada and all European countries.  For categories such as portable fans, portable heaters and portable humidifiers, we remain the Honeywell global licensee under the same material terms as our previous agreement.

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2015 through 2020.

AMORTIZATION OF INTANGIBLE ASSETS
(in thousands)
Aggregate Amortization Expense
For the three months ended

November 30, 2014	$6,853
November 30, 2013	$5,407

Aggregate Amortization Expense
For the nine months ended

November 30, 2014	$18,427
November 30, 2013	$16,246

Estimated Amortization Expense
For the fiscal years ended

February 2015	$25,257
February 2016	$27,150
February 2017	$26,835
February 2018	$23,030
February 2019	$18,306
February 2020	$16,720

Note 10 – Acquisitions

On June 30, 2014, we completed the acquisition of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”), a leader in the premium branded vitamin, mineral and supplement market for a total cash purchase price of $195.94 million.  The purchase price was funded from borrowings under the Credit Agreement, as described below, and cash on hand.  The sellers were certain funds controlled by American Securities, LLC and ACI Capital Co., LLC.  Significant assets acquired include inventory, property and equipment, customer relationships, brand assets, and goodwill.  Acquisition-related expenses incurred through November 30, 2014 are approximately $3.61 million ($2.31 million after tax).  Healthy Directions reports its operations as the Nutritional Supplements segment.

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

The impact of the Healthy Directions acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the three- and five-month periods ended November 30, 2014 is as follows:

HEALTHY DIRECTIONS - IMPACT ON CONSOLIDATED CONDENSED STATEMENT OF INCOME
June 30, 2014 (Acquisition Date) through November 30, 2014
(in thousands, except earnings per share data)
	November 30, 2014
	Three Months	Five Months
	Ended	Ended

Sales revenue, net	$38,462	$63,096
Net income	3,091	3,156

Earnings per share:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11

Net income for the five months ended November 30, 2014 includes after tax acquisition-related expenses of $2.31 million.

The following supplemental pro forma information presents the Company’s financial results as if the Healthy Directions acquisition had occurred as of the beginning of the fiscal periods presented. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2013. Accordingly, this information is not intended to be indicative of future results.

HEALTHY DIRECTIONS - PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition had been completed at the beginning of March 1, 2013

(in thousands, except earnings per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

Sales revenue, net	$435,674	$417,042	$1,120,519	$1,115,313
Net income	55,377	38,318	94,064	77,660

Earnings per share:
Basic	$1.95	$1.20	$3.29	$2.43
Diluted	$1.92	$1.18	$3.24	$2.40

Note 11 – Debt

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $570 million as of November 30, 2014. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2014, the outstanding revolving loan principal balance was $440 million and there were $0.77 million of open letters of credit outstanding against the Credit Agreement.  For the fiscal quarter and year-to-date ended November 30, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.38 percent for both periods.  For the fiscal quarter and year-to-date ended November 30, 2013, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.17 to 3.25 percent and 1.17 to 3.63 percent, respectively.  As of November 30, 2014, the amount available for borrowings under the Credit Agreement was $129.23 million.

A summary of our long-term debt is as follows:

LONG-TERM DEBT
(dollars in thousands)

	Original
	Date	Interest		November 30,	February 28,
	Borrowed	Rates	Matures	2014	2014

$37.61 million unsecured loan with the Mississippi Business Finance Corporation (“MBFC Loan”), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.125%, or applicable LIBOR plus a margin of up to 2.125%, as determined by the interest rate elected. Loan subject to holder’s call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	2.28%	03/23	$35,707	$37,607

$75 million unsecured floating interest rate Senior Notes. Interest set and payable quarterly at three month LIBOR plus 90 basis points. Principal was due and paid on June 30, 2014. (2)	06/04	6.01%	06/14	-	75,000

$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a “make whole” premium.	01/11	3.90%	01/18	80,000	80,000
Total long-term debt				115,707	192,607
Less current maturities of long-term debt				(21,900)	(96,900)
Long-term debt, excluding current maturities				$93,807	$95,707

(1)      A $1.90 million principal payment was made on March 1, 2014.   The remaining loan balance is payable as follows: $1.90 million on March 1 in each of 2015, 2018, 2019, 2020, 2021, and 2022; $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)      Floating interest rates were hedged with an interest rate swap to effectively fix interest rates while the Senior Notes were outstanding.  Additional information regarding the swap is provided in Note 14 to these consolidated condensed financial statements.

The fair market value of the fixed rate debt at November 30, 2014, computed using a discounted cash flow analysis was $82.67 million compared to the $80 million book value and represents a Level 2 liability.  Our other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2014.

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

As of November 30, 2014, our debt agreements effectively limited our ability to incur more than $149.11 million of additional debt from all sources, including the Credit Agreement.  We were in compliance with the terms of these agreements as of November 30, 2014.

Note 12 - Income Taxes

Income tax expense for the fiscal quarter and year-to-date ended November 30, 2014 was 9.2 and 10.7 percent of income before income taxes, respectively, compared to 20.0 and 19.0 percent, respectively, for the same periods last year. The year-over-year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions. In the fiscal quarter ended November 30, 2014, the Company also recorded a $0.85 million tax benefit associated with a net reduction in the valuation allowance for net operating loss carryforwards and a $0.52 million tax benefit resulting from the finalization of certain tax returns.  In addition, during the fiscal quarter ended August 31, 2014, the Company recorded a tax benefit of $2.07 million related to the resolution of an uncertain tax position with a foreign tax authority, resulting in a lower effective tax rate for the fiscal year-to-date ended November 30, 2014 when compared to the same period last year.  The gain from the amendment of the license agreement with Honeywell International Inc. described in Note 9 also decreased our effective tax rate by 1.2 and 0.8 percentage points for the fiscal quarter and year-to-date ended November 30, 2014, respectively.  Our effective tax rates were unfavorably impacted by asset impairment charges of $9.00 million for the fiscal quarter ended May 31, 2014, and $12.05 million for the fiscal quarter ended May 31, 2013, for which the related tax benefits were $0.86 and $0.02 million, respectively.

Note 13 - Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	November 30, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$370	$370	$-
Foreign currency contracts	162	-	162
Total assets	$532	$370	$162

Liabilities:
Long-term debt - fixed rate (1)	$82,674	$-	$82,674
Long-term debt - floating rate	35,707	-	35,707
Total liabilities	$118,381	$-	$118,381

		Quoted Prices in	Significant Other
		Active Markets	Observable
	Fair Values at	for Identical Assets	Market Inputs
Description	February 28, 2014	(Level 1)	(Level 2)

Assets:
Money market accounts	$1,549	$1,549	$-
Foreign currency contracts	-	-	-
Total assets	$1,549	$1,549	$-

Liabilities:
Long-term debt - fixed rate (1)	$83,951	$-	$83,951
Long-term debt - floating rate	112,607	-	112,607
Interest rate swaps and foreign currency contracts	1,596	-	1,596
Total liabilities	$198,154	$-	$198,154

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of the fair market value of these financial liabilities requires the use of discount rates based upon current market rates of interest for debt with comparable remaining terms. Such comparable rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.76 percent at November 30, 2014 and 1.75 percent at February 28, 2014.  All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes.  As of November 30, 2014, our derivatives consist of foreign currency contracts. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 7, 8, 11, and 14 for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require.  As discussed in Note 9, in connection with our annual impairment testing during the fiscal quarter ended May 31, 2014, we recorded a non-cash asset impairment charge of $9.00 million ($8.16 million after tax). The charge related to certain trademarks in our Personal Care segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Note 14 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the fiscal quarter and year-to-date periods ended November 30, 2014, approximately 15 percent of our net sales revenue was in foreign currencies.  During the fiscal quarter and year-to-date periods ended November 30, 2013, approximately 16 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A. For the fiscal quarter and year-to-date periods ended November 30, 2014, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of ($2.21) and ($3.34) million, respectively, in SG&A and $0.18 and $0.28 million, respectively, in income tax expense.  For the fiscal quarter and year-to-date periods ended November 30, 2013, we recorded net foreign exchange gains (losses), including the impact of currency hedges, of $0.17 and ($0.33) million, respectively, in SG&A and ($0.19) and ($0.17) million, respectively, in income tax expense.

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

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1.  SICAD 1 was made available to certain companies that operate in designated industry sectors.  At November 30, 2014, the SICAD 1 rate was 12 Bolivars to the U.S. Dollar.  In early 2014, the Venezuelan government created a National Center of Foreign Commerce (“CENCOEX”) to control the multiple currency exchange rate mechanisms that may be available for a company to exchange funds.  CENCOEX was granted the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, SICAD 2 daily auction exchange market.  At November 30, 2014, the SICAD 2 rate was approximately 50 Bolivars to the U.S. Dollar.

Despite the recent announcements made by the Venezuelan government advocating further changes to the current system, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD 1 or SICAD 2 auctions, nor do we intend to.  As of November 30, 2014, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For both of the fiscal quarters ended November 30, 2014 and 2013, sales in Venezuela represented approximately 0.8 percent of the Company’s consolidated net sales revenue.  For the fiscal years-to-date ended November 30, 2014 and 2013, sales in Venezuela represented approximately 0.8 and 0.7 percent, respectively, of the Company’s consolidated net sales revenue.  At November 30, 2014, we had a U.S. Dollar based net investment in our Venezuelan business of $9.61 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess impacts, if any, such events may have on our Venezuelan business.  We will continue to closely monitor the applicability and viability of the various exchange mechanisms.  A future devaluation, if any, would result in additional charges against income, and these charges could be material.

Interest Rate Risk - Interest on our outstanding debt as of November 30, 2014 is both floating and fixed. Fixed rates are in place on $80 million of 3.90 percent Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $475.71 million as of November 30, 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and MBFC Loan.

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

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

November 30, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Pounds	Cash flow	2/2015	£1,500	$162	$-

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227
Total fair value				$-	$1,596

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three months ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Income (Loss) into Income
	2014	2013	Location	2014	2013

Currency contracts - cash flow hedges	$301	$(641)	SG&A	$201	$(78)
Interest rate swaps - cash flow hedges	-	(70)	Interest expense	-	(946)
Total	$301	$(711)		$201	$(1,024)

	Nine months ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Income (Loss) into Income
	2014	2013	Location	2014	2013

Currency contracts - cash flow hedges	$515	$(673)	SG&A	$(15)	$246
Interest rate swaps - cash flow hedges	28	(97)	Interest expense	(1,199)	(2,785)
Total	$543	$(770)		$(1,214)	$(2,539)

We expect net gains of $0.16 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next three months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle.

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

Note 15 – Repurchase of Helen of Troy Common Stock

As of November 30, 2014, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions.  On March 14, 2014, the Company completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of its outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.  The Company also repurchased 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million during the fiscal quarter ended May 31, 2014.

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

For the fiscal quarters ended August 31 and November 30, 2014, we did not repurchase any shares of common stock.  Additionally, no shares of common stock were tendered by our employees in “net exercise” transactions.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three months ended November 30,		Nine months ended November 30,
	2014	2013	2014	2013

Common stock repurchased on the open market or through tender offer
Number of shares	-	-	4,102,143	33,862
Aggregate market value of shares (in thousands)	$-	$-	$273,599	$1,311
Average price per share	$-	$-	$66.70	$38.71

Common stock received in connection with share-based compensation
Number of shares	-	-	70,079	13,453
Aggregate market value of shares (in thousands)	$-	$-	$4,686	$490
Average price per share	$-	$-	$66.87	$36.44

Note 16 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans.  During the fiscal quarter and year-to-date periods ended November 30, 2014, the Company had the following share-based compensation activity:

•                 We granted options to purchase 7,500 and 248,000 shares of common stock, respectively, to certain of our officers and employees. The fair values of these options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $19.02 to $26.05 for grants with terms of four and five years.  The following assumptions were used for the grants:  expected lives ranging from 4.05 to 4.35 years for grants with terms of four and five years; risk-free interest rates ranging from 1.22 to 1.49 percent; zero dividend yield; and expected volatilities ranging from 41.49 to 50.53 percent.

•                 We issued 2,107 and 7,363 restricted shares, respectively, to non-employee Board members with total grant date fair values of $0.12 and $0.44 million, respectively, and average share prices of $58.22 and $60.98, respectively.

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

•                 Employees exercised stock options to purchase 22,292 and 121,711 shares of common stock, respectively.

•                 Employees purchased 13,848 shares of common stock for $0.69 million through our employee stock purchase plan during the nine months ended November 30, 2014.  There was no activity in the quarter ended November 30, 2014.

•                 Directors exercised stock options to purchase -0- and 20,000 shares, respectively.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three months ended November 30,		Nine months ended November 30,
	2014	2013	2014	2013

Stock options	$869	$589	$2,483	$1,791
Directors stock compensation	175	151	641	438
Performance-based and other stock awards	336	1,708	1,441	6,944
Employee stock purchase plan	-	-	167	158
Share-based payment expense	1,380	2,448	4,732	9,331
Less income tax benefits	(141)	(466)	(514)	(1,877)
Share-based payment expense, net of income tax benefits	$1,239	$1,982	$4,218	$7,454

Earnings per share impact of share-based payment expense:
Basic	$0.04	$0.06	$0.15	$0.23
Diluted	$0.04	$0.06	$0.15	$0.23

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

OVERVIEW

We operate our business under four segments: Housewares, Healthcare / Home Environment, Nutritional Supplements, and Personal Care. The Housewares segment reports the operations of OXO, whose product offerings include food preparation tools, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment sells products in the following categories: healthcare devices, such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Because our Nutritional Supplements segment was formed with the June 30, 2014 acquisition of Healthy Directions, the accompanying consolidated condensed financial statements include five months of operating results for fiscal year 2015.  Healthy Directions is a leading provider of premium vitamins, minerals and supplements, as well as other health products sold directly to consumers.  Our Personal Care segment offers products in three categories: electric hair care, beauty care and wellness appliances; grooming tools and hair accessories; and liquid-, solid- and powder-based personal care and grooming products.

The Nutritional Supplements segment sells directly to consumers.  Our other segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Personal Care segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores.

Our core business is seasonal due to different calendar events, holidays and weather patterns; however, the overall sales pattern for our Nutritional Supplements segment is not highly seasonal. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 77 percent of our fiscal year 2014 net sales revenue was from U.S. shipments.  Domestically, we believe that consumers are becoming more relaxed with their discretionary spending due to lower gasoline prices, continued low interest rates and improving employment activity, contributing to higher net sales revenue during the fiscal quarter ended November 30, 2014, as compared to the same period last year.  Seasonal cough/cold/flu patterns also influence sales in this quarter for the Healthcare / Home Environment segment.  In the United States, the season historically runs from November through March with peak activity in January-March, but there can be substantial activity as early as November and December.  Early indications from the U.S. Center for Disease Control (the “CDC”) suggest the current season flu incidence trend is slightly ahead of the prior year through mid-December.  The prior year flu season was slightly below historical averages.  Many of our new product launches in thermometry have demonstrated early point-of-sale strength in proportion to the CDC reported trends.

During the third fiscal quarter, international sales were dampened by the strengthening of the U.S. Dollar against most currencies, in particular the British Pound, Euro, Canadian Dollar, and Mexican Peso.  For these currencies, purchasing power against the U.S. Dollar dropped approximately 5, 5, 3, and 4 percent, respectively, at the end of the third fiscal quarter compared to the end of the second fiscal quarter.

We believe that the growth in the internet as a sales channel continues to erode market share in the traditional “brick and mortar” channels.  For the fiscal quarter and year-to-date periods ended November 30, 2014, sales to our internet-based customers grew approximately 46 and 40 percent, respectively, compared with the same periods last year and comprised approximately 10 and 9 percent, respectively, of our total consolidated net sales revenue for the third fiscal quarter and nine months ended November 30, 2014.  We believe it will become increasingly important to leverage our domestic distribution capabilities to meet the logistical challenge of higher frequency, smaller order size shipments.  We also believe the acquisition of Healthy Directions has brought additional internet and direct-to-consumer expertise to our Company, which we hope will provide us with future operational scale to further develop the internet channel across all our product lines.

Significant Recent Developments

•                 On October 24, 2014, we amended the terms of our trademark licensing agreement with Honeywell International Inc. to relinquish the rights to market Honeywell branded portable air purifiers after December 31, 2015 in twelve selected developing countries, including China.  In exchange for the amendment, we received a one-time cash payment of $7 million ($6.98 million after tax), which was recorded as a gain in SG&A.  For the fiscal quarter and year-to-date ended November 30, 2014, sales into the relinquished countries accounted for approximately 1.1 and 1.0 percent, respectively, of the Healthcare / Home Environment segment’s total net sales.  For the fiscal quarter and year-to-date ended November 30, 2013, sales into the relinquished countries accounted for approximately 0.4 and 0.5 percent, respectively, of the Healthcare / Home Environment segment’s total net sales.  We plan to market portable air purifiers in the relinquished markets under non-Honeywell branded trademarks and retained the rights to market Honeywell portable air purifiers in all other countries subject to the previous agreement, including the United States, Canada and all European countries. For categories such as portable fans, portable heaters and portable humidifiers, we remain the Honeywell global licensee under the same material terms as our previous agreement.

•                 Initial shipments of a new line of cookware were made by the Cookware Company (“TCC”) during the third quarter of fiscal year 2015 under a licensing agreement with OXO to bring to market high quality cookware under the OXO Good Grips brand name. Under the arrangement, TCC has collaborated with OXO to develop three initial collections using an innovative new “smart shapes” concept built with premium materials consisting of two lines of hard anodized aluminum cookware and one line of stainless steel cookware. These are being marketed by TCC into OXO’s normal channels of distribution.  While we do not expect meaningful royalty income in fiscal year 2015, the agreement allows entry into a new category, enhances brand recognition, and is expected to complement future adjacent product category extension.

Financial Performance Highlights for the Third Fiscal Quarter and Nine Months Ended November 30, 2014

Consolidated net sales revenue for the third fiscal quarter and first nine months of fiscal year 2015 increased $54.94 and $62.77 million, or 14.4 and 6.2 percent, to $435.67 and $1,067.40 million, respectively, compared to $380.73 and $1,004.63 million, respectively, for the same periods last year. Net sales revenue in our Housewares segment increased $11.21 million for the third fiscal quarter, or 15.0 percent, and increased $13.91 million for the first nine months, or 6.7 percent, compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment increased $11.24 million for the third  fiscal quarter, or 6.8 percent, and increased $21.30 million for the first nine months, or 5.0 percent, compared to the same periods last year.  For the third fiscal quarter and the first five months of operations included in the nine months ended November 30, 2014, the Nutritional Supplements segment contributed net sales revenue of $38.46 and $63.10 million, respectively.  Net sales revenue in our Personal Care segment decreased $5.97 million for the third fiscal quarter, or 4.3 percent, and decreased $35.54 million for the first nine months, or 9.6 percent, compared to the same periods last year.

In addition to our net sales revenue performance discussed above, key results for the third fiscal quarter and first nine months of fiscal year 2015 include the following:

•                 Consolidated gross profit margin as a percentage of net sales revenue for the third fiscal quarter increased 2.8 percentage points to 41.6 percent compared to 38.8 percent for the same period last year. Consolidated gross profit margin as a percentage of net sales revenue for the first nine months increased 1.8 percentage points to 40.7 percent compared to 38.9 percent for the same period last year.

•                 SG&A as a percentage of net sales revenue increased 0.9 percentage points to 26.7 percent for the third fiscal quarter compared to 25.8 percent for the same period last year.  The SG&A ratio increased 1.6 percentage points to 29.3 percent for the first nine months compared to 27.7 percent for the same period last year.

•                 For the third fiscal quarter, operating income increased $15.65 million, or 31.7 percent, to $65.04 million compared to $49.39 million for the same period last year. For the first nine months, operating income increased $12.40 million, or 12.3 percent, to $112.77 million compared to $100.37 million for the same period last year.  Operating income for the first nine months includes a non-cash asset impairment charge of $9.00 million compared to $12.05 million for the same period last year.

•                 For the third fiscal quarter, net income increased $17.85 million, or 47.6 percent, to $55.38 million compared to $37.52 million for the same period last year. For the first nine months, net income increased $15.38 million, or 20.4 percent, to $90.61 million compared to $75.23 million for the same period last year.

•                 For the third fiscal quarter, diluted EPS was $1.92 compared to $1.16 for the same period last year. For the first nine months, diluted EPS was $3.12 compared to $2.33 for the same period last year.

•                 For the third fiscal quarter, adjusted income (excluding non-cash asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable) increased $17.91 million, or 40.1 percent, to $62.56 million compared to $44.65 million for the same period last year. For the first nine months, adjusted income increased $11.68 million, or 10.6 percent, to $121.87 million compared to $110.19 million for the same period last year.

•                 For the third fiscal quarter, adjusted diluted EPS (excluding non-cash asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable) was $2.17 compared to $1.37 for the same period last year.  For the first nine months, adjusted diluted EPS was $4.19 compared to $3.41 for the same period last year.

•                 As previously discussed under “Significant Recent Developments”, SG&A, operating income, net income and adjusted income for the third quarter and first nine months include a $7 million gain ($6.98 million after tax) from the amendment of a trademark license agreement with Honeywell International Inc.  This gain had a $0.24 impact on diluted EPS and adjusted diluted EPS.  There was no comparable gain or income in the same periods last year.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2014 (1)	2013	$ Change	% Change	2014 (1)	2013

Sales revenue by segment, net
Housewares	$85,984	$74,776	$11,208	15.0%	19.7%	19.6%
Healthcare / Home Environment	176,994	165,752	11,242	6.8%	40.6%	43.5%
Nutritional Supplements	38,462	-	38,462	*	8.8%	0.0%
Personal Care	134,234	140,202	(5,968)	-4.3%	30.8%	36.8%
Total sales revenue, net	435,674	380,730	54,944	14.4%	100.0%	100.0%
Cost of goods sold	254,263	233,029	21,234	9.1%	58.4%	61.2%
Gross profit	181,411	147,701	33,710	22.8%	41.6%	38.8%

Selling, general and administrative expense	116,368	98,308	18,060	18.4%	26.7%	25.8%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	65,043	49,393	15,650	31.7%	14.9%	13.0%

Nonoperating income (expense), net	87	13	74	*	0.0%	0.0%
Interest expense	(4,173)	(2,513)	(1,660)	66.1%	-1.0%	-0.7%
Total other income (expense)	(4,086)	(2,500)	(1,586)	63.4%	-0.9%	-0.7%

Income before income taxes	60,957	46,893	14,064	30.0%	14.0%	12.3%

Income tax expense	5,580	9,369	(3,789)	-40.4%	1.3%	2.5%
Net income	$55,377	$37,524	$17,853	47.6%	12.7%	9.9%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2014 (2)	2013	$ Change	% Change	2014 (2)	2013

Sales revenue by segment, net
Housewares	$222,377	$208,471	$13,906	6.7%	20.8%	20.8%
Healthcare / Home Environment	445,701	424,398	21,303	5.0%	41.8%	42.2%
Nutritional Supplements	63,096	-	63,096	*	5.9%	0.0%
Personal Care	336,227	371,764	(35,537)	-9.6%	31.5%	37.0%
Total sales revenue, net	1,067,401	1,004,633	62,768	6.2%	100.0%	100.0%
Cost of goods sold	632,726	613,513	19,213	3.1%	59.3%	61.1%
Gross profit	434,675	391,120	43,555	11.1%	40.7%	38.9%

Selling, general and administrative expense	312,906	278,697	34,209	12.3%	29.3%	27.7%
Asset impairment charges	9,000	12,049	(3,049)	-25.3%	0.8%	1.2%
Operating income	112,769	100,374	12,395	12.3%	10.6%	10.0%

Nonoperating income (expense), net	234	153	81	52.9%	0.0%	0.0%
Interest expense	(11,588)	(7,647)	(3,941)	51.5%	-1.1%	-0.8%
Total other income (expense)	(11,354)	(7,494)	(3,860)	51.5%	-1.1%	-0.7%

Income before income taxes	101,415	92,880	8,535	9.2%	9.5%	9.2%

Income tax expense	10,801	17,647	(6,846)	-38.8%	1.0%	1.8%
Net income	$90,614	$75,233	$15,381	20.4%	8.5%	7.5%

(1)  Includes three months of operations for Healthy Directions.

(2)  Includes five months of operations for Healthy Directions, which was acquired on June 30, 2014.

*    Calculation is not meaningful

In the discussion that follows, our usage of the terms SG&A ratio, operating expense ratio, operating margin,  and operating leverage are further described and explained beginning on page 45.

Third Quarter of Fiscal Year 2015 Compared to Third Quarter of Fiscal Year 2014

Consolidated net sales revenue:

Consolidated net sales revenue for the third fiscal quarter increased $54.94 million, or 14.4 percent, to $435.67 million, compared to $380.73 million for the same period last year.  Net sales revenue in our Housewares segment increased $11.21 million, or 15.0 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $11.24 million, or 6.8 percent, compared to the same period last year. For the third fiscal quarter, the Nutritional Supplements segment contributed net sales revenue of $38.46 million. Net sales revenue in our Personal Care segment decreased $5.97 million, or 4.3 percent, compared to the same period last year. Of the decline, $3.90 million, or 2.8 percent, relates to sales in the third quarter of fiscal year 2014 from a product distribution agreement in Europe that did not repeat in fiscal year 2015.

Impact of acquisitions on net sales revenue:

On June 30, 2014, we purchased Healthy Directions, resulting in the formation of our Nutritional Supplements segment.  The following table summarizes the impact that the acquisition had on our net sales revenue for the periods indicated.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended November 30,
	2014	2013

Prior year’s sales revenue, net	$380,730	$374,599

Components of net sales revenue change
Core business	16,482	6,131
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (three months in fiscal year 2015)	38,462	-
Change in sales revenue, net	54,944	6,131
Sales revenue, net	$435,674	$380,730

Total net sales revenue growth	14.4%	1.6%
Core business	4.3%	1.6%
Acquisitions	10.1%	-

Impact of foreign currencies on net sales revenue:

During the third quarter of fiscal years 2015 and 2014, approximately 15 and 16 percent, respectively, of our net sales revenue was in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  For the third quarter of fiscal year 2015, the impact of net foreign currency exchange rate fluctuations decreased our reported international net sales revenue by approximately $2.78 million. In our Personal Care segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $1.02 million unfavorable impact on reported net sales revenues.  In our Housewares and Healthcare / Home environment segments, where our European operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $1.76 million unfavorable impact on reported net sales revenues.  Substantially all sales in our Nutritional Supplements segment are transacted in U.S. Dollars.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the third fiscal quarter increased $11.21 million, or 15.0 percent, to $85.98 million compared with $74.78 million for the same period last year.  Higher unit volumes contributed approximately 15.7 percent to the increase in net sales revenue. This was partially offset by a slight decline in average unit selling price of 0.7 percent, primarily due to promotional discounts early in the quarter. Growth was in the double digits both domestically and internationally.  Growth was driven by new product introductions, continued distribution gains with key retailers, holiday promotional programs and strong point-of-sale at retail. Point-of-sale growth was driven by new Thanksgiving promotional programs with three key domestic retailers and the continued success of the segment’s line extensions.  OXO tot (our infant and toddler product line) continues to gain traction with consumers, with category net sales revenue growth of over 36 percent, when compared to the same fiscal quarter last year.  Top contributing categories accounting for approximately half of the fiscal quarter’s sales growth were in the cooking utensil, infant and toddler, barware, and food measuring categories.  Approximately $3.00 million of shipments moved into the third quarter of fiscal year 2015 based on customer promotion timing and order flow.  These orders have historically shipped in the fourth quarter of the fiscal year.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the third fiscal quarter increased $11.24 million, or 6.8 percent, to $176.99 million compared with $165.75 million for the same period last year.  Slightly higher unit volumes contributed approximately 0.3 percent to the increase in net sales revenue.  An increase in the average unit selling price, primarily due to a better sales mix, contributed approximately 6.5 percent to the increase in net sales revenue.  Worldwide sales gains continue in thermometry and associated consumables primarily as a result of a strong portfolio of new product introductions over the last year.  Strong performance in air purification, late season fan orders and improvements in humidification were offset by comparable period declines in heaters and water filter sales.  A relatively warm fall season had the offsetting effects of improving fan sales and weakening early season heater shipments.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014.  Net sales revenue for the third fiscal quarter was $38.46 million.

Personal Care Segment - Net sales revenue in the Personal Care segment for the third fiscal quarter decreased $5.97 million, or 4.3 percent, to $134.23 million compared with $140.20 million for the same period last year.  Higher unit volumes contributed approximately 4.3 percent growth, offset by a decrease in average unit selling prices of approximately 8.6 percent, primarily due to a shift in category mix.  The decrease in net sales revenue was primarily in our North American and European retail appliance businesses.  The decline in North America is due to overall weakness in the category, an unfavorable sales mix year-over-year and the loss of distribution with a Canadian retailer. The loss of the distribution is expected to have an ongoing year-over-year impact on net sales revenue over the next several quarters, but the impact on operating income is not expected to be material. The majority of the year-over-year decline in Europe is due to approximately $3.90 million of sales in the third quarter of fiscal year 2014 from a product distribution agreement that did not repeat in fiscal year 2015.  These declines were partially offset by year-over-year distribution gains with domestic retailers in our brush category.  The grooming, skin and hair care solutions product category sales were slightly higher year-over-year, while continuing to confront significant competitive product launches and promotional spending in hair care.

Consolidated gross profit margin:

Consolidated gross profit margin for the third fiscal quarter increased 2.8 percentage points to 41.6 percent compared to 38.8 percent for the same period last year.  The Nutritional Supplements segment had a favorable impact of 2.9 percentage points on the third fiscal quarter consolidated gross profit margin.  Overall gross profit margin for the core business declined 0.1 percentage points compared to the same period last year due to product category mix changes.

While China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving, we believe that China’s currency may continue to fluctuate against the U.S. Dollar in the short-to-intermediate term, which could result in increased product costs over time.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 0.9 percentage points, to 26.7 percent for the third fiscal quarter, compared to 25.8 percent for the same period last year.  The increase in the SG&A ratio is primarily due to the following items:

•                 The Nutritional Supplements segment operates with a higher SG&A ratio than the core business.  The addition of the operations of this segment increased our SG&A ratio by 2.8 percentage points;

•                 Higher marketing and advertising expenditures in the core business increased our SG&A ratio by 0.5 percentage points; and

•                 Net foreign currency exchange losses in the core business increased our SG&A ratio by 0.7 percentage points.

These increases were partially offset by the following:

•                 A $7 million gain from the amendment of our trademark license agreement with Honeywell International Inc.  decreased the SG&A ratio by 1.8 percentage points;

•                 A decrease in our product liability estimates to reflect more relevant historical claim experience in the core business resulted in a 0.6 percentage point decline in the SG&A ratio; and

•                 Lower incentive compensation expense in the core business resulted in a decrease of 1.1 percentage points.

Segment Operating Income:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2014	2013	$ Change	% Change	2014	2013

Housewares	$18,275	$15,278	$2,997	19.6%	21.3%	20.4%
Healthcare / Home Environment	18,694	10,665	8,029	75.3%	10.6%	6.4%
Nutritional Supplements	6,214	-	6,214	*	16.2%	0.0%
Personal Care	21,860	23,450	(1,590)	-6.8%	16.3%	16.7%
Total operating income	$65,043	$49,393	$15,650	31.7%	14.9%	13.0%

Housewares Segment - Segment operating income for the third fiscal quarter increased $3.00 million, or 19.6 percent, compared to the same period last year.  Segment operating margin increased 0.9 percentage points to 21.3 percent, compared to 20.4 percent for the same period last year.  The increase in segment operating margin was due to increased operating leverage as a result of higher net sales revenue, partially offset by increased product costs.

Healthcare / Home Environment Segment - Segment operating income for the third fiscal quarter increased $8.03 million, or 75.3 percent, compared to the same period last year.  Segment operating margin increased 4.2 percentage points to 10.6 percent, compared to 6.4 percent for the same period last year. The increase was due to higher net sales revenue and a lower operating expense ratio.  The lower operating expense ratio was primarily the result of lower incentive compensation costs, lower product liability costs due to a decrease in our product liability estimates to reflect more relevant historical claims experience, and a $7 million gain on the amendment of our trademark license agreement with Honeywell International Inc.  These operating expense reductions were partially offset by an increase in foreign exchange losses and media advertising, promotional and marketing expenses.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014.  Segment operating income for the third quarter of fiscal year 2015 was $6.21 million, resulting in an operating margin of 16.2 percent.

Personal Care Segment - Segment operating income for the third fiscal quarter decreased $1.59 million, or 6.8 percent, compared to the same period last year.  Segment operating margin decreased 0.4 percentage points to 16.3 percent, compared to 16.7 percent for the same period last year.  The decline in operating margin was principally due to foreign exchange losses combined with decreased operating leverage against the segment’s fixed costs, as a result of the segment’s net sales revenue decline of 4.3 percent for the quarter.

Interest expense:

Interest expense for the third fiscal quarter was $4.17 million compared to $2.51 million for the same period last year.  The increase in interest expense is due to higher levels of debt as a result of borrowings used to fund the repurchase of $278.29 million of the Company’s outstanding common stock in the first quarter of fiscal year 2015, and to fund the $195.94 million acquisition of Healthy Directions in the second quarter of fiscal year 2015.  For further information regarding share repurchases, see Note 15 to the accompanying consolidated condensed financial statements.  For further information regarding the Healthy Directions acquisition, see Notes 6, 9, 10, and 11, to the accompanying consolidated condensed financial statements.

Income tax expense:

Income tax expense for the third fiscal quarter was $5.58 million, or 9.2 percent of income before taxes compared to $9.37 million, or 20.0 percent of income before taxes, for the same period last year.  The year-over-year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions.  In the fiscal quarter ended November 30, 2014, the Company also recorded a $0.85 million tax benefit associated net reduction in the valuation allowance for net operating loss carryforwards and a $0.52 million tax benefit resulting from the finalization of certain tax returns.  A $7 million gain from the amendment of our trademark license agreement with Honeywell International Inc. also decreased the effective tax rate by 1.2 percentage points for the fiscal quarter ended November 30, 2014.

Net income:

Net income for the third fiscal quarter increased by $17.85 million compared to the same period last year.  Diluted earnings per share increased $0.76 to $1.92 compared to $1.16 for the same period last year.

Adjusted income and earnings per share (“EPS”):

In order to provide a better understanding of the impact of certain items on our net income and EPS,  the analysis that follows reports the comparative after tax impact of amortization of intangible assets and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(dollars in thousands, except per share data)

	Three Months Ended November 30,		Basic EPS		Diluted EPS
	2014	2013	2014	2013	2014	2013

Net income as reported (GAAP)	$55,377	$37,524	$1.95	$1.17	$1.92	$1.16
Non-cash share-based compensation, net of tax (1)	1,187	1,937	0.04	0.06	0.04	0.05
Amortization of intangible assets, net of tax (2)	5,993	5,189	0.21	0.16	0.21	0.16
Adjusted income (non-GAAP)	$62,557	$44,650	$2.20	$1.39	$2.17	$1.37

Weighted average shares of common stock used in computing basic and diluted earnings per share			28,414	32,047	28,824	32,482

(1)      Non-cash share-based compensation of $1.33 million ($1.19 million after tax) and $2.40 million ($1.94 million after tax), for the third quarter of fiscal years 2015 and 2014, respectively.

(2)      Amortization of intangible assets of $6.85 million ($5.99 million after tax) and $5.41 million ($5.19 million after tax), for the third quarter of fiscal years 2015 and 2014, respectively.

Adjusted income increased $17.91 million, or 40.1 percent, for the third fiscal quarter, compared to the same period last year.  The increase in adjusted income was primarily due to higher overall sales, lower incentive compensation costs, the net favorable changes in SG&A expense as previously described, an overall increase in operating leverage against fixed costs, and a lower effective tax rate.

Adjusted diluted EPS was $2.17 for the third fiscal quarter, compared to $1.37 for the same period last year.  Share repurchases in the first quarter of fiscal year 2015 resulted in lower diluted shares outstanding for the third fiscal quarter, when compared to the same period last year.

Adjusted income and adjusted basic and diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For further information concerning these measures, including the reasons why management believes these measures provide useful information, see page 39.

First Nine Months of Fiscal Year 2015 Compared to First Nine Months of Fiscal Year 2014

Consolidated net sales revenue:

Consolidated net sales revenue for the first nine months increased $62.77 million, or 6.2 percent, to $1,067.40 million, compared to $1,004.63 million for the same period last year. Net sales revenue in our Housewares segment increased $13.91 million, or 6.7 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $21.30 million, or 5.0 percent, compared to the same period last year. For the five months of operations included in the first nine months of fiscal year 2015, the Nutritional Supplements segment contributed net sales revenue of $63.10 million.  Net sales revenue in our Personal Care segment decreased $35.54 million, or 9.6 percent, compared to the same period last year.

Impact of acquisitions on net sales revenue:

On June 30, 2014 we made our most recent acquisition, resulting in the Nutritional Supplements segment.  The following table summarizes the impact that the acquisition had on our net sales revenue for the periods indicated.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,
	2014	2013

Prior year’s sales revenue, net	$1,004,633	$962,221

Components of net sales revenue change
Core business	(328)	42,412
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (five months in fiscal year 2015)	63,096	-
Change in sales revenue, net	62,768	42,412
Sales revenue, net	$1,067,401	$1,004,633

Total net sales revenue growth	6.2%	4.4%
Core business	0.0%	4.4%
Acquisitions	6.2%	-

Impact of foreign currencies on net sales revenue:

During the first nine months of fiscal years 2015 and 2014, approximately 15 percent of our net sales revenue was in foreign currencies for both periods. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  For the first nine months of fiscal year 2015, the impact of net foreign currency exchange rate fluctuations decreased our reported international net sales revenue by approximately $2.12 million. In our Personal Care segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $2.06 million unfavorable impact on reported net sales revenues.  In our Healthcare / Home environment segment, where our European operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $0.65 million unfavorable impact on reported net sales revenues.  In our Housewares segment, where our foreign revenue is primarily denominated in British Pounds, foreign exchange fluctuations had a $0.59 million favorable impact on reported net sales. Substantially all sales in our Nutritional Supplements segment are transacted in U.S. Dollars.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the first nine months increased $13.91 million, or 6.7 percent, to $222.38 million compared with $208.47 million for the same period last year.  Higher unit volumes contributed the vast majority of the growth.  Unit selling prices remained essentially flat despite a better product sales mix and a better channel mix due to higher promotional discounting during the year.  From a product perspective, OXO had net sales revenue growth through line extensions in our infant and toddler category and gains in the gadgets, cutlery, bath, baking and measuring categories.  OXO tot (our infant and toddler product line) continues to gain traction with consumers, resulting in net sales revenue growth of over 30 percent, when compared to the same period last year.  OXO has now expanded its lines to over 800 items and growth continues to be driven by expanded shelf space and assortments at key traditional and internet retailers.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the first nine months increased $21.30 million, or 5.0 percent, to $445.70 million compared with $424.40 million for the same period last year.  Slightly higher unit volume contributed approximately 0.3 percent and an increase in average unit selling prices contributed approximately 4.7 percent to the increase in net sales revenue.  The segment experienced growth in thermometry, air purification and fans, partially offset by declines in humidification and water filtration.  Worldwide sales gains continue in thermometry and associated consumables as a result of a strong portfolio of new product introductions over the year and a slightly higher fever incidence at the early stages of the cold/cough/flu season.  Strong performance in air purification, fans and seasonal humidification were offset by comparable period declines in water filter sales. A relatively warm fall had the offsetting effects of improving fan sales and weakening early season heater shipments.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results from Healthy Directions, which we acquired on June 30, 2014.  Net sales revenue for the five months of its operation during the first nine months of fiscal year 2015 was $63.10 million.

Personal Care Segment - Net sales revenue in the Personal Care segment for the first nine months decreased $35.54 million, or 9.6 percent, to $336.23 million compared with $371.76 million for the same period last year.  Lower unit volumes contributed approximately 7.1 percent and a decrease in the average unit selling prices contributed approximately 2.5 percent to the decrease in net sales revenue.  While there were some signs of improvement in the retail environment during the third fiscal quarter, the year-to-date decrease in net sales revenue was spread across most major product categories within the segment.  The environment for most categories in this segment has been difficult and highly promotional for a large part of the fiscal year-to-date as a result of low demand and a retail and consumer focus on lower price-point merchandise.  The grooming, skin care and hair care solutions product category continued to confront significant competitive product launches and promotional spending in hair care.  The results for the first nine months also include the impact of an inventory reduction in the retail appliance category at our largest customer.  The retail appliances category was also negatively impacted by the loss of distribution with a Canadian retailer in the third quarter of fiscal year 2015.  The loss of distribution is expected to have an ongoing year-over-year impact on net sales revenue for the next several quarters, but the impact on operating income is not expected to be material.  In addition, during the first nine months we experienced an approximate $12.49 million year-over-year decline in our European appliance net sales revenue attributed to a product distribution agreement that did not repeat in fiscal year 2015.

Consolidated gross profit margin:

Consolidated gross profit margin for the first nine months increased 1.8 percentage points to 40.7 percent compared to 38.9 percent for the same period last year. The addition of five months operations of the Nutritional Supplements segment had a favorable impact of 2.0 percentage points on the consolidated gross profit margin.  Because of the nature of its product and direct to consumer business model, this segment’s spending patterns differ from the core business.  As a result, higher gross margins are partially offset by comparatively higher percentages of spending devoted to selling, promotional and distribution activities.  Overall gross profit margins for the core business declined 0.2 percentage points for the first nine months, compared to the same period last year, mainly due to the impacts of higher promotional program spending, shifts in margin mix and product cost increases in certain categories.

While China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving, we believe that China’s currency may continue to fluctuate against the U.S. Dollar in the short-to-intermediate term, which could result in increased product costs over time.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 1.6 percentage points, to 29.3 percent for the first nine months, compared to 27.7 percent for the same period last year.  The increase in the SG&A ratio compared to the same period last year is primarily due to the following items:

•                 The Nutritional Supplements segment operates with a higher SG&A ratio than the core business.  The addition of five months of operations of this segment, excluding the acquisition-related expenses discussed below, increased the consolidated SG&A ratio by 1.7 percentage points;

•                 Expenses of $3.61 million incurred in connection with the Healthy Directions acquisition during the second fiscal quarter increased our SG&A ratio for the first nine months by 0.4 percentage points; and

•                A decrease of 0.5 percentage points in the SG&A ratio for the core business due to a combination of: lower incentive compensation expense; the impact of a $7 million gain from the amendment of our trademark license agreement with Honeywell International Inc.; lower product liability expense due to a decrease in our product liability estimates to reflect more relevant historical claims experience; partially offset by higher media and advertising expenses and higher foreign currency exchange losses.

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

Segment Operating Income:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Nine Months Ended November 30,				% of Sales Revenue, net
	2014	2013	$ Change	% Change	2014	2013

Housewares	$45,201	$41,506	$3,695	8.9%	20.3%	19.9%
Healthcare / Home Environment	31,919	22,175	9,744	43.9%	7.2%	5.2%
Nutritional Supplements (1)	6,324	-	6,324	*	10.0%	0.0%
Personal Care	29,325	36,693	(7,368)	-20.1%	8.7%	9.9%
Total operating income (1)	$112,769	$100,374	$12,395	12.3%	10.6%	10.0%

(1)         Includes five months of operations for Healthy Directions, which was acquired on June 30, 2014.

*                 Calculation is not meaningful.

Housewares Segment - Segment operating income for the first nine months increased $3.70 million, or 8.9 percent, compared to the same period last year.  Segment operating margin increased 0.4 percentage points to 20.3 percent, compared to 19.9 percent for the same period last year.  The increase in segment operating margin was due to higher net sales revenues and an increase in operating leverage, partially offset by a slightly lower margin mix and certain product cost increases compared to the same period last year.

Healthcare / Home Environment Segment - Segment operating income for first nine months increased $9.74 million, or 43.9 percent, compared to the same period last year.  Segment operating margin increased 2.0 percentage points to 7.2 percent, compared to 5.2 percent for the same period last year. The increase in segment operating margin was due to higher net sales revenue and a lower operating expense ratio.  The lower operating expense ratio was primarily the result of lower incentive compensation costs, lower product liability expense due to a decrease in our product liability estimates to reflect more relevant historical claims experience, and a $7 million gain on the amendment of our trademark license agreement with Honeywell International Inc. These operating expense reductions were partially offset by an increase in foreign exchange losses.

Nutritional Supplements Segment - The Nutritional Supplements segment includes five months of operating results from Healthy Directions, which we acquired on June 30, 2014.  Segment operating income for the five months of operation during the first nine months of fiscal year 2015 was $6.32 million, resulting in an operating margin of 10.0 percent. The fiscal year-to-date operating income includes expense of $3.61 million incurred in connection with the acquisition.

Personal Care Segment - Segment operating income for the first nine months decreased $7.37 million, or 20.1 percent, compared to the same period last year.  Segment operating margin decreased 1.2 percentage points to 8.7 percent, compared to 9.9 percent for the same period last year.  The decline in operating margin was principally due to the combined impacts of higher advertising and other marketing expenses, foreign exchange losses and decreased operating leverage against the segment’s fixed costs, as a result of the segment’s net sales revenue decline of 9.6 percent. Operating income includes non-cash intangible asset impairment charges totaling $9.00 million ($8.16 million after tax) and $12.05 million ($12.03 million after tax), recorded during the fiscal quarters ending May 31, 2014 and 2013, respectively.

Interest expense:

Interest expense for the first nine months was $11.59 million compared to $7.65 million for the same period last year.  The increase in interest expense is due to higher levels of debt as a result of borrowings used to fund the repurchase of $278.29 million of the Company’s outstanding common stock through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards, and open market transactions in the first quarter of fiscal year 2015, and to fund the $195.94 million acquisition of Healthy Directions in the second quarter of fiscal year 2015.  For further information regarding share repurchases, see Note 15 to the accompanying consolidated condensed financial statements.  For further information regarding the Healthy Directions acquisition, see Notes 6, 9, 10, and 11, to the accompanying consolidated condensed financial statements.

Income tax expense:

Income tax expense for the first nine months was $10.80 million, or 10.7 percent of income before taxes compared to $17.65 million, or 19.0 percent of income before taxes, for the same period last year.  The year-over- year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions.  In the fiscal quarter ended November 30, 2014, the Company also recorded a $0.85 million tax benefit associated with a net reduction in the valuation allowance for net operating loss carryforwards and a $0.52 million tax benefit resulting from the finalization of certain tax returns.  In addition, during the fiscal quarter ended August 31, 2014, the Company recorded a tax benefit of $2.07 million related to the resolution of an uncertain tax position with a foreign tax authority, resulting in a lower effective tax rate for the fiscal year-to-date ended November 30, 2014 when compared to the same period last year.  A $7 million gain from the amendment of our trademark license agreement with Honeywell International Inc. also decreased the effective tax rate by 0.8 percentage points for the nine months ended November 30, 2014.

Net income:

Net income for the first nine months increased by $15.38 million compared to the same period last year.  Diluted earnings per share increased $0.79 to $3.12, compared to $2.33 for the same period last year.

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

ADJUSTED INCOME AND EPS

(dollars in thousands, except per share data)

	Nine Months Ended November 30,		Basic EPS		Diluted EPS
	2014	2013	2014	2013	2014	2013

Net income as reported (GAAP)	$90,614	$75,233	$3.17	$2.35	$3.12	$2.33
Non-cash share-based compensation, net of tax (1)	4,026	7,325	0.14	0.23	0.14	0.23
Amortization of intangible assets, net of tax (2)	16,767	15,593	0.59	0.49	0.58	0.48
Acquisition-related expenses, net of tax (3)	2,306	-	0.08	-	0.08	-
Asset impairment charges, net of tax (4)	8,155	12,034	0.28	0.38	0.28	0.37
Adjusted income (non-GAAP)	$121,868	$110,185	$4.26	$3.45	$4.19	$3.41

Weighted average shares of common stock used in computing basic and diluted earnings per share			28,630	31,982	29,070	32,311

(1)      Non-cash share-based compensation of $4.54 million ($4.03 million after tax) and $9.20 million ($7.33 million after tax), for the first nine months of fiscal years 2015 and 2014, respectively.

(2)      Amortization of intangible assets of $18.43 million ($16.77 million after tax) and $16.25 million ($15.59 million after tax), for the first nine months of fiscal years 2015 and 2014, respectively.

(3)      Expenses of $3.61 million ($2.31 million after tax) incurred in connection with the Healthy Directions acquisition in the first nine months of fiscal year 2015.

(4)      Non-cash intangible asset impairment charges totaling $9.00 million ($8.16 million after tax) and $12.05 million ($12.03 million after tax), incurred during the first quarter of fiscal years 2015 and 2014, respectively.

Adjusted income increased $11.68 million, or 10.6 percent, for the first nine months compared to the same period last year.  The increase in adjusted income was primarily due to higher sales, a lower SG&A ratio and lower income tax expense in the core business, and the accretive impact of the Healthy Directions acquisition.

Adjusted diluted EPS was $4.19 for the first nine months, compared to $3.41 for the same period last year.  Share repurchases in the first quarter of fiscal year 2015 resulted in lower diluted shares outstanding, when compared to the same period last year.

The tables referred to above entitled “Adjusted Income and EPS” report income and EPS without the after tax impact of non-cash intangible asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted income and EPS provide useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the foreseeable future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company’s activities. The Company’s adjusted income and EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Nine Months Ended November 30,
	2014	2013

Accounts Receivable Turnover (Days)	64.4	65.5
Inventory Turnover (Times)	2.6	2.7
Working Capital (in thousands)	$(63,386)	$278,837
Current Ratio	0.9 : 1	1.8 : 1
Ending Debt to Ending Equity Ratio	64.7%	21.3%
Return on Average Equity (2)	11.3%	11.3%

(1)      Our computation and use of the measures in this table are further described and explained beginning on page 45.

(2)      Net income and average equity for the first nine months of fiscal years 2015 and 2014 include after tax non-cash asset impairment charges of $8.16 and $12.03 million, respectively.  In addition, net income and average equity for the first nine months of fiscal year 2015 include after tax acquisition-related expenses of $2.31 million. Twelve month trailing net income and average equity used in the calculation also include after tax CEO succession costs of $16.34 million recorded in the fourth quarter of fiscal year 2014.  These items had an unfavorable impact of 2.5 and 1.2 percentage points on the return on average equity for the periods shown above.

Operating Activities:

Operating activities provided $63.47 million of cash during the first nine months of fiscal year 2015 compared to $91.11 million of cash provided during the same period last year.  The decrease is attributable to the timing of fluctuations in other working capital components, particularly an increase in the levels of inventory when compared to the same period last year.  The decrease in operating cash flow was also impacted by the settlement of certain CEO succession cost obligations in the first quarter of fiscal year 2015 in connection with our former CEO’s separation at the end of fiscal year 2014.

Accounts receivable increased $76.40 million to $289.45 million as of November 30, 2014, compared to $213.05 million at the end of fiscal year 2014. Accounts receivable turnover decreased to 64.4 days at November 30, 2014 compared to 65.5 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance.

Inventory increased $29.56 million to $318.82 million as of November 30, 2014, compared to $289.26 million at the end of fiscal year 2014.  Inventory turnover was 2.6 times at November 30, 2014, compared to 2.7 times at November 30, 2013.  The decrease in inventory turnover is primarily due to lower than expected sales for the first half of the fiscal year and selected opportunistic forward inventory purchases. Inventory at November 30, 2014 included $6.75 million of inventory from our Nutritional Supplements segment.

Working capital was ($63.39) million at November 30, 2014, compared to $278.84 million at November 30, 2013.   The decrease in working capital over the last twelve months is primarily due to an increase in current debt over the last three fiscal quarters.  The increased debt was used to fund the first quarter repurchase of $278.29 million of the Company’s outstanding common stock through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards, and open market transactions and to fund the $195.94 million acquisition of Healthy Directions.  As a result, our current ratio decreased to 0.9:1 as of November 30, 2014, compared to 1.8:1 as of November 30, 2013.

Investing activities:

Investing activities used $200.84 million of cash during the first nine months of fiscal year 2015.  Highlights of those activities follow:

•                 We spent $0.91 million on building and improvements, $1.50 million on computers, furniture and other equipment, $1.79 million on tools, molds and other capital asset additions, and $0.69 million on the development of new patents; and

•                 We paid $195.94 million to acquire Healthy Directions.

Financing activities:

Financing activities provided $88.39 million of cash during the first nine months of fiscal year 2015.  Highlights of those activities follow:

•                 We had draws of $694.40 million against our Credit Agreement;

•                 We repaid $254.40 million drawn against our Credit Agreement;

•                 We repaid $76.90 million of our long-term debt;

•                 We incurred $2.32 million in financing costs in connection with the amendment of our Credit Agreement and certain related guarantees in the second quarter of fiscal year 2015;

•                 Employees and certain non-employee members of our Board of Directors exercised options to purchase 141,711 shares of common stock, providing $4.58 million of cash, including tax benefits;

•                 Employees purchased 13,848 shares of common stock for $0.69 million through our employee stock purchase plan;

•                 We paid $4.57 million in tax obligations in connection with the vesting of certain stock awards to our former CEO and non-employee members of our Board of Directors;

•                 We repurchased and retired 4,172,222 shares of common stock at an average price of $66.70 per share for a total purchase price of $278.29 million through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards and open market purchases; and

•                 Share-based compensation provided $0.51 million in current tax benefits.

Revolving Credit Agreement:

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $570 million as of November 30, 2014. The commitment under the Credit Agreement terminates on December 30, 2015.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2014, the outstanding revolving loan principal balance was $440 million and there were $0.77 million of open letters of credit outstanding against the Credit Agreement.  For the third quarter and first nine months of fiscal year 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.38 percent for both periods.  For the third quarter and first nine months of fiscal year 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.17 to 3.25 percent and 1.17 to 3.63 percent, respectively.  As of November 30, 2014, the amount available for borrowings under the Credit Agreement was $129.23 million.

Other Debt Agreements:

In addition to the Credit Agreement, at November 30, 2014, we had an aggregate principal balance of $80 million of 3.90 percent Senior Notes due January 2018 with varying maturities due between January 2015 and January 2018.  $75 million of principal on our 6.01 percent Senior Notes was repaid at maturity on June 30, 2014.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our various debt agreements as of November 30, 2014:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	$100 Million 3.90% Fixed Rate Senior Notes

Minimum Consolidated Net Worth	None	$500 Million + 25% of Fiscal Quarter Net Earnings After August 31, 2010 (1)

Interest Coverage Ratio	EBIT (2)	EBIT (2)
	÷	÷
	Interest Expense (2)	Interest Expense (2)
	Minimum Required: 3.00 to 1.00	Minimum Required: 2.50 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷
	[EBITDA (2) + Pro Forma Effect of Acquisitions]	[ EBITDA (2) + Pro Forma Effect of Acquisitions ]
	Maximum Allowed: 3.25 to 1.00	Maximum Allowed: 3.25 to 1.00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at November 30, 2014, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF NOVEMBER:

(in thousands)

		2015	2016	2017	2018	2019	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years

Term debt - fixed rate	$80,000	$20,000	$20,000	$20,000	$20,000	$-	$-
Term debt - floating rate	35,707	1,900	3,800	5,700	1,900	1,900	20,507
Long-term incentive plan payouts	12,514	5,308	3,584	3,622	-	-	-
Interest on fixed rate debt	5,044	2,431	1,651	871	91	-	-
Interest on floating rate debt	4,338	782	706	587	522	479	1,262
Open purchase orders	217,281	217,281	-	-	-	-	-
Long-term purchase commitments	2,667	1,001	606	606	454	-	-
Minimum royalty payments	70,950	12,046	12,020	11,931	9,208	8,375	17,370
Advertising and promotional	52,601	13,329	6,141	5,758	5,749	5,858	15,766
Operating leases	18,134	3,853	3,049	2,570	2,339	1,375	4,948
Capital spending commitments	457	457	-	-	-	-	-
Total contractual obligations (1)	$499,693	$278,388	$51,557	$51,645	$40,263	$17,987	$59,853

(1)  In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2014, we have recorded a provision for our uncertain tax positions of $10.85 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

NEW ACCOUNTING GUIDANCE

See Note 3 “New Accounting Pronouncements” in the accompanying consolidated condensed financial statements for a discussion of the status and potential impact of any new accounting pronouncements.

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

Ending debt to ending equity ratio: Total interest bearing short- and long-term debt divided by shareholder’s equity.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the fiscal quarter and year-to-date periods ended November 30, 2014, approximately 15 percent of our net sales revenue was in foreign currencies.  During the fiscal quarter and year-to-date periods ended November 30, 2013, approximately 16 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, Australian Dollars, Peruvian Soles, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement are recognized in SG&A.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. For the first three quarters of fiscal year 2015, the Chinese Renminbi has remained relatively flat against the U.S. Dollar. During fiscal year 2014, the Chinese Renminbi appreciated against the U.S. Dollar approximately 3 percent. While China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving, we believe that China’s currency may continue to fluctuate against the U.S. Dollar in the short-to-intermediate term, which could result in increased product costs over time.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1.  SICAD 1 was made available to certain companies that operate in designated industry sectors.  At November 30, 2014, the SICAD 1 rate was 12 Bolivars to the U.S. Dollar.  In early 2014, the Venezuelan government created a National Center of Foreign Commerce (“CENCOEX”) to control the multiple currency exchange rate mechanisms that may be available for a company to exchange funds.  CENCOEX was granted the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible market-based, SICAD 2 daily auction exchange market.  At November 30, 2014, the SICAD 2 rate was approximately 50 Bolivars to the U.S. Dollar.

Despite the recent announcements made by the Venezuelan government advocating further changes to the current system, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD 1 or SICAD 2 auctions, nor do we intend to.  As of November 30, 2014, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For both of the fiscal quarters ended November 30, 2014 and 2013, sales in Venezuela represented approximately 0.8 percent of the Company’s consolidated net sales revenue.  For the fiscal years-to-date ended November 30, 2014 and 2013, sales in Venezuela represented approximately 0.8 and 0.7 percent, respectively, of the Company’s consolidated net sales revenue.  At November 30, 2014, we had a U.S. Dollar based net investment in our Venezuelan business of $9.61 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess impacts, if any, such events may have on our Venezuelan business.  We will continue to closely monitor the applicability and viability of the various exchange mechanisms.  A future devaluation, if any, would result in additional charges against income, and these charges could be material.

Interest Rate Risk:

Interest on our outstanding debt as of November 30, 2014 is both floating and fixed. Fixed rates are in place on $80 million of 3.90 percent Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $475.71 million as of November 30, 2014.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and MBFC Loan.

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

The fair values of our various derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

November 30, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Pounds	Cash flow	2/2015	£1,500	$162	$-

February 28, 2014
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities

Foreign currency contracts - sell Euro	Cash flow	6/2014	€2,850	$-	$89
Foreign currency contracts - sell Pounds	Cash flow	11/2014	£4,250	-	280
Interest rate swap	Cash flow	6/2014	$75,000	-	1,227
Total fair value				$-	$1,596

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

•                 increased products liability and reputational risks associated with the formulation and distribution of vitamins, minerals and supplements;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2014. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2014, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a formulator and distributor of products designed for human consumption or use on or in the body, our Nutritional Supplements segment may be subject to product liability claims if the use of our products is alleged to have resulted in illness or injury or if our products include inadequate instructions or warnings.  These products generally consist of vitamins, minerals, herbs, and other ingredients that are classified as foods, over-the-counter drugs, dietary supplements, and medical devices and generally are not subject to pre-market regulatory approval or clearance by governmental authorities.  In the event products contained spoiled or contaminated substances, or, in the case of products that contain ingredients that do not have long histories of human consumption, previously unknown adverse reactions resulting from human consumption of these ingredients could occur.  We could also be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of November 30, 2014, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions.  The program will remain in effect until terminated or otherwise modified by the Board of Directors.  Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares.

During the fiscal quarter ended November 30, 2014, we did not repurchase any shares of common stock.  Additionally, no shares of common stock were tendered by our employees in “net exercise” transactions.  Accordingly, the following schedule shows no purchase activity for the months presented.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)

September 1 through September 30, 2014	-	$-	-	$265,428
October 1 through October 31, 2014	-	-	-	265,428
November 1 through November 31, 2014	-	-	-	265,428
Total	-	$-	-

ITEM 6.             EXHIBITS

(a)       Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HELEN OF TROY LIMITED
(Registrant)

Date: January 9, 2015	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: January 9, 2015	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: January 9, 2015	/s/ Richard J. Oppenheim
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