Form 10-Q
period 2015-05-31
HELEN OF TROY LTD
filed 2015-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 6, 2015
Common Shares, $0.10 par value, per share	28,617,758 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	May 31,	February 28,
	2015	2015
Assets
Assets, current:
Cash and cash equivalents	$15,262	$12,295
Receivables - principally trade, less allowances of $5,869 and $5,882	210,001	222,499
Inventory, net	299,300	293,081
Prepaid expenses and other current assets	11,111	9,715
Income taxes receivable	4,707	417
Deferred tax assets, net	25,362	26,753
Total assets, current	565,743	564,760

Property and equipment, net of accumulated depreciation of $84,165 and $82,154	125,329	126,068
Goodwill	582,479	549,727
Other intangible assets, net of accumulated amortization of $116,967 and $111,627	398,523	398,430
Deferred tax assets, net	2,461	2,132
Other assets, net of accumulated amortization of $9,489 and $9,166	12,603	12,638
Total assets	$1,687,138	$1,653,755

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$113,384	$98,564
Accrued expenses and other current liabilities	131,072	141,201
Deferred tax liabilities, net	186	200
Long-term debt, current maturities	23,800	21,900
Total liabilities, current	268,442	261,865

Long-term debt, excluding current maturities	415,007	411,307
Deferred tax liabilities, net	51,080	52,711
Other liabilities, noncurrent	20,472	23,307
Total liabilities	755,001	749,190

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 28,598,812 and 28,488,411 shares
issued and outstanding	2,860	2,849
Additional paid in capital	186,992	179,934
Accumulated other comprehensive income (loss)	17	(76)
Retained earnings	742,268	721,858
Total stockholders' equity	932,137	904,565
Total liabilities and stockholders' equity	$1,687,138	$1,653,755

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2015	2014
Sales revenue, net	$345,345	$311,778
Cost of goods sold	202,026	192,258
Gross profit	143,319	119,520

Selling, general and administrative expense	113,776	87,397
Asset impairment charges	3,000	9,000
Operating income	26,543	23,123

Nonoperating income, net	138	50
Interest expense	(2,892)	(3,417)
Income before income taxes	23,789	19,756

Income tax expense (benefit):
Current	4,014	2,039
Deferred	(635)	1,319
Net income	$20,410	$16,398

Earnings per share:
Basic	$0.72	$0.56
Diluted	$0.70	$0.55

Weighted average shares of common stock used in
computing net earnings per share:
Basic	28,520	29,105
Diluted	29,088	29,616

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended May 31,
	2015			2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax

Income	$23,789	$(3,379)	$20,410	$19,756	$(3,358)	$16,398

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	12	(5)	7
Settlements reclassified to income	-	-	-	914	(320)	594
Subtotal	-	-	-	926	(325)	601

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	267	(68)	199	78	(17)	61
Settlements reclassified to income	(119)	13	(106)	166	(27)	139
Subtotal	148	(55)	93	244	(44)	200

Total other comprehensive income	148	(55)	93	1,170	(369)	801
Comprehensive income	$23,937	$(3,434)	$20,503	$20,926	$(3,727)	$17,199

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended May 31,
	2015	2014
Cash provided (used) by operating activities:
Net income	$20,410	$16,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,354	8,500
Amortization of financing costs	291	257
Provision for doubtful receivables	(46)	118
Non-cash share-based compensation	2,061	1,295
Intangible asset impairment charges	3,000	9,000
Loss on the sale of property and equipment	-	1
Deferred income taxes and tax credits	(954)	1,321
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	12,544	(4,479)
Inventories	(6,219)	(9,195)
Prepaid expenses and other current assets	(1,367)	1,641
Other assets and liabilities, net	(2,942)	(2,987)
Accounts payable	14,820	9,233
Accrued expenses and other current liabilities	(10,013)	(23,939)
Accrued income taxes	(4,440)	(4,193)
Net cash provided by operating activities	37,499	2,971

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(2,717)	(1,822)
Proceeds from the sale of property and equipment	7	-
Payment to acquire a business	(42,750)	-
Net cash used by investing activities	(45,460)	(1,822)

Cash provided (used) by financing activities:
Proceeds from line of credit	121,500	337,700
Repayment of line of credit	(114,000)	(102,700)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	-	(1)
Proceeds from share issuances under share-based compensation plans, including tax benefits	5,009	2,935
Payment of tax obligations resulting from cashless share award exercises	-	(4,569)
Payments for repurchases of common stock	-	(273,598)
Share-based compensation tax benefit	319	127
Net cash provided (used) by financing activities	10,928	(42,006)

Net increase (decrease) in cash and cash equivalents	2,967	(40,857)
Cash and cash equivalents, beginning balance	12,295	70,027
Cash and cash equivalents, ending balance	$15,262	$29,170

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

May 31, 2015

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2015 and February 28, 2015, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2015, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company's common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which comprise a segment within the Company referred to as the Healthcare / Home Environment segment. References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries, acquired on June 30, 2014, that comprise the Nutritional Supplements segment. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Healthcare / Home Environment, Nutritional Supplements, and Beauty (formerly referred to as “Personal Care”). Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools, gadgets, storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems, and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted to propose deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose. The proposed deferral is not a final decision. Assuming the proposal is sustained after the FASB’s due process (including their evaluation of resulting public comments), we will be required to adopt the new standard in fiscal year 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

Note 3 – Commitments and Contingencies

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Notes 7, 10, 12, and 13 to these consolidated condensed financial statements provide additional information regarding certain of our significant commitments and certain significant contingencies we have provided for in the accompanying consolidated condensed financial statements.

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended May 31,
	2015 (1)	2014
Beginning balance	$23,553	$19,269
Additions to the accrual	13,514	12,686
Reductions of the accrual - payments and credits issued	(16,173)	(12,815)
Ending balance	$20,894	$19,140

(1)	For the fiscal quarter ended May 31, 2015, the table includes accrual additions of $2.33 million and related payments and credits of $2.39 million, attributed to Healthy Directions.

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding stock options, issued and contingently issuable unvested restricted share units, and other performance-based share awards. Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.  See Note 15 to these consolidated condensed financial statements for more information regarding share-based payment arrangements.

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended May 31,
	2015	2014
Weighted average shares outstanding, basic	28,520	29,105
Incremental shares from share-based payment arrangements	568	511
Weighted average shares outstanding, diluted	29,088	29,616

Dilutive securities, stock options	798	728
Dilutive securities, unvested or unsettled share awards	294	231
Antidilutive securities, stock options	197	233

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

		Healthcare / Home	Nutritional
May 31, 2015 (thousands)	Housewares	Environment	Supplements	Beauty	Total
Sales revenue, net	$65,186	$143,042	$39,440	$97,677	$345,345
Asset impairment charges	-	-	-	3,000	3,000
Operating income	11,183	8,418	2,620	4,322	26,543
Capital and intangible asset expenditures	325	300	1,131	961	2,717
Depreciation and amortization	1,008	5,063	1,968	2,315	10,354

		Healthcare / Home	Nutritional
May 31, 2014 (thousands)	Housewares	Environment	Supplements	Beauty	Total
Sales revenue, net	$66,756	$142,489	$-	$102,533	$311,778
Asset impairment charges	-	-	-	9,000	9,000
Operating income	13,035	8,717	-	1,371	23,123
Capital and intangible asset expenditures	824	406	-	592	1,822
Depreciation and amortization	888	5,232	-	2,380	8,500

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. In fiscal year 2016, we began making an allocation of shared service and corporate overhead costs to the Nutritional Supplements segment. For the three months ended May 31, 2015, the allocations totaled $0.74 million. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2016 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 28, 2015	$(76)
Other comprehensive income before reclassification	267
Amounts reclassified out of accumulated other comprehensive income	(119)
Tax effects	(55)
Other Comprehensive Income (Loss)	93
Balance at May 31, 2015	$17

(1)	Represents activity associated with foreign currency contracts. Includes net deferred tax (expense) benefits of ($0.02) and $0.03 million at May 31, 2015 and February 28, 2015, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			May 31,	February 28,
	(Years)			2015	2015
Land		-		$12,800	$12,800
Building and improvements	3	-	40	102,058	102,058
Computer, furniture and other equipment	3	-	15	63,837	64,464
Tools, molds and other production equipment	1	-	10	26,004	25,861
Construction in progress		-		4,795	3,039
Property and equipment, gross				209,494	208,222
Less accumulated depreciation				(84,165)	(82,154)
Property and equipment, net				$125,329	$126,068

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 28,
	2015	2015
Accrued compensation, benefits and payroll taxes	$32,406	$44,382
Accrued sales returns, discounts and allowances	24,072	24,271
Accrued warranty returns	20,894	23,553
Accrued advertising	23,935	18,930
Accrued product liability, legal and professional fees	6,280	6,001
Accrued royalties	6,392	7,683
Accrued property, sales and other taxes	7,060	6,850
Derivative liabilities, current	121	240
Other	9,912	9,291
Total accrued expenses and other current liabilities	$131,072	$141,201

OTHER LIABILITIES, NONCURRENT

(in thousands)

	May 31,	February 28,
	2015	2015
Deferred compensation liability	$4,357	$7,091
Liability for uncertain tax positions	10,145	10,295
Other liabilities	5,970	5,921
Total other liabilities, noncurrent	$20,472	$23,307

Note 8 – Goodwill and Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal Year 2016 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal Year 2015 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2015. As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $9.00 million ($8.16 million after tax). The charge was related to certain trademarks in our Beauty segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	May 31, 2015				February 28, 2015
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,756	-	(12,646)	3,110	15,754	-	(12,331)	3,423
Total Housewares	257,088	-	(12,646)	244,442	257,086	-	(12,331)	244,755

Healthcare / Home Environment:
Goodwill	284,510	-	-	284,510	251,758	-	-	251,758
Trademarks - indefinite	58,400	-	-	58,400	54,000	-	-	54,000
Licenses - finite	15,300	-	(10,118)	5,182	15,300	-	(9,377)	5,923
Licenses - indefinite	3,000	-	-	3,000	-	-	-	-
Other intangibles - finite	116,230	-	(46,607)	69,623	113,727	-	(43,848)	69,879
Total Healthcare / Home Environment	477,440	-	(56,725)	420,715	434,785	-	(53,225)	381,560

Nutritional Supplements:
Goodwill	96,486	-	-	96,486	96,486	-	-	96,486
Brand assets - indefinite	65,500	-	-	65,500	65,500	-	-	65,500
Other intangibles - finite	43,800	-	(5,736)	38,064	43,800	-	(4,171)	39,629
Total Nutritional Supplements	205,786	-	(5,736)	200,050	205,786	-	(4,171)	201,615

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	51,754	-	-	51,754	54,754	-	-	54,754
Trademarks - finite	150	-	(83)	67	150	-	(82)	68
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	13,696	-	(11,295)	2,401	13,696	-	(11,216)	2,480
Other intangibles - finite	46,404	-	(30,482)	15,922	47,876	-	(30,602)	17,274
Total Beauty	204,145	(46,490)	(41,860)	115,795	208,617	(46,490)	(41,900)	120,227

Total	$1,144,459	$(46,490)	$(116,967)	$981,002	$1,106,274	$(46,490)	$(111,627)	$948,157

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2016 through 2021.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended

May 31, 2015	$6,814
May 31, 2014	$5,259

Estimated Amortization Expense
For the fiscal years ended

February 2016	$27,267
February 2017	$26,886
February 2018	$23,129
February 2019	$18,535
February 2020	$16,995
February 2021	$14,716

Note 9 – Acquisitions

Vicks VapoSteam Acquisition  - On March 31, 2015, the Company announced the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam trademarks. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad trademarks for scent pads. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under the Credit Agreement, as defined in Note 10 to these consolidated condensed financial statements. The acquired VapoSteam business had annual revenues of approximately $10 million in calendar year 2014. VapoSteam operations are reported in the Healthcare / Home Environment segment.

We have completed our analysis of the economic lives of the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned $7.40 million to trademarks with indefinite economic lives. We assigned $1.20 million to customer relationships and $1.20 million to product formulations and will amortize these assets over expected lives of 19.5 and 20.0 years, respectively. For the customer relationships, we used historical attrition rates to assign an expected life. For product formulations, we used our best estimate of the remaining product life. The trademarks are considered to have indefinite lives that are not subject to amortization. Substantially all the remaining balance of the purchase price was assigned to goodwill, which is expected to be deductible for income tax purposes.The fair values of the intangible assets were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

Healthy Directions Acquisition - On June 30, 2014, we completed the acquisition of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”), a leader in the premium branded vitamin, mineral and supplement market, for a total cash purchase price of $195.94 million. The purchase price was funded primarily with borrowings under the Credit Agreement.  The sellers were certain funds controlled by American Securities, LLC and ACI Capital Co., LLC. Significant assets acquired include inventory, property and equipment, customer relationships, brand assets, and goodwill. Acquisition-related expenses incurred during fiscal year 2015 were approximately $3.61 million ($2.31 million after tax). Healthy Directions reports its operations as the Nutritional Supplements segment.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill recognized is expected to be deductible for income tax purposes. As of February 28, 2015, we completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the initial purchase price. We assigned the acquired brand assets an indefinite economic life and are amortizing the customer relationships over an expected weighted average life of approximately seven years. For the customer relationships, we used historical attrition rates to assign an expected life. Since the brand assets acquired are considered to have an indefinite life, they are not subject to amortization.

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

The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. Key assumptions included various discount rates based upon a 14.6 percent weighted average cost of capital, a royalty rate of 5 percent used in the determination of brand assets, and a customer attrition rate of 14 percent per year used in the determination of customer relationship values.

Note 10 – Debt

We have a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of May 31, 2015. The commitment under the Credit Agreement terminates on January 16, 2020. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of May 31, 2015, the outstanding revolving loan principal balance was $345 million and there were $0.78 million of open letters of credit outstanding against the Credit Agreement. For the fiscal quarter ended May 31, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.43 to 4.00 percent. For the fiscal quarter ended May 31, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.00 percent. As of May 31, 2015, the amount available for borrowings under the Credit Agreement was $304.22 million.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		May 31,	February 28,
	Borrowed	Rates	Matures	2015	2015
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$33,807	$35,707
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	60,000	60,000
Credit Agreement	01/15	Floating	01/20	345,000	337,500
Total long-term debt				438,807	433,207
Less current maturities of long-term debt				(23,800)	(21,900)
Long-term debt, excluding current maturities				$415,007	$411,307

 (1) A  $1.90 million principal payment was made on March 1, 2015.  The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at May 31, 2015, computed using a discounted cash flow analysis was $61.81 million, compared to the $60 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2015.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements).  Our debt agreements also contain other customary covenants, including among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends.

As of May 31, 2015, our debt agreements effectively limited our ability to incur more than $284.60 million of additional debt from all sources, including the Credit Agreement. We were in compliance with the terms of these agreements as of May 31, 2015.

Note 11 – Income Taxes

Income tax expense for the fiscal quarter ended May 31, 2015 was 14.2 percent of income before income taxes, compared to 17.0 percent for the same period last year. The year-over-year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions. Our effective tax rates were unfavorably impacted by asset impairment charges of $3.00 million for the fiscal quarter ended May 31, 2015, and $9.00 million for the fiscal quarter ended May 31, 2014, for which the related tax benefits were $0.34 and $0.86 million, respectively.

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
May 31, 2015
(Level 2) (1)
Assets:
Money market accounts	$623
Foreign currency contracts	158
Total assets	$781

Liabilities:
Fixed rate debt - (2)	$61,807
Floating rate debt	378,807
Foreign currency contracts	121
Total liabilities	$440,735

Fair Values at
February 28, 2015
(Level 2) (1)
Assets:
Money market accounts	$1,692
Foreign currency contracts	129
Total assets	$1,821

Liabilities:
Fixed rate debt - (2)	$62,006
Floating rate debt	373,207
Foreign currency contracts	240
Total liabilities	$435,453

(1)

Our financial assets and liabilities are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable.

(2)  Debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items.  Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 2 items.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of their fair market value requires the use of discount rates based upon current market rates of interest for debt with comparable terms. These discount rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.96 percent at May 31, 2015 and 2.05 percent at February 28, 2015. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes. As of May 31, 2015, our derivatives consist of foreign currency contracts. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. As discussed in Note 8 to these consolidated condensed financial statements, in connection with our annual impairment testing during the fiscal quarter ended May 31, 2015, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the fiscal quarters ended May 31, 2015 and 2014, approximately 14 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the fiscal quarter ended May 31, 2015, we recorded net foreign exchange losses, including the impact of currency hedges, of $0.88 million in SG&A and gains of $0.14 million in income tax expense. For the fiscal quarter ended May 31, 2014, we recorded net foreign exchange losses, including the impact of currency hedges, of $0.03 million in SG&A and gains of $0.04 million in income tax expense.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. However, China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving. If China’s currency begins to fluctuate against the U.S. Dollar in the short-to-intermediate term, our product costs could increase over time.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1. SICAD 1 was made available to certain companies that operate in designated industry sectors. At May 31, 2015, the SICAD 1 rate was 12 Bolivars to the U.S. Dollar.

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

In February 2015, the Venezuelan government unveiled its latest foreign exchange mechanism known as SIMADI, which replaced the SICAD 2 rate as the lowest rate in Venezuela’s three-tier foreign exchange system.  Under the latest program, SICAD 1 (now referred to as “SICAD”) is still being used in limited circumstances, which we believe preclude us from accessing such rates if we chose to do so. SIMADI is a somewhat less restrictive auction system whose value is determined by market forces. SIMADI is currently under a trial period and accounts for a small percentage of Venezuela’s foreign exchange. At May 31, 2015, the SIMADI rate was approximately 199 Bolivars to the U.S. Dollar.

Despite the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available to the Company. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD or SIMADI mechanisms, nor do we intend to do so. As of May 31, 2015, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For the fiscal quarters ended May 31, 2015 and 2014, sales in Venezuela represented approximately

1.2 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue. At May 31, 2015, we had a U.S. Dollar based net investment in our Venezuelan business of $11.60 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess impacts, if any, such events may have on our Venezuelan business.  We will continue to closely monitor the applicability and viability of the various exchange mechanisms.

Interest Rate Risk – Interest on our outstanding debt as of May 31, 2015 is both floating and fixed.  Fixed rates are in place on $60 million of 3.90% Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $378.81 million as of May 31, 2015.  If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	May 31, 2015
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2016	$13,250	$143	$-
Foreign currency contracts - sell Euro	Cash flow	2/2016	€11,000	15	-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£5,700	-	121
Total fair value				$158	$121

	February 28, 2015
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	240
Total fair value				$129	$240

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Income (Loss) into Income
	2015	2014	Location	2015	2014
Currency contracts - cash flow hedges	$267	$78	SG&A	$119	$(166)
Interest rate swaps - cash flow hedges	-	12	Interest expense	-	(914)
Total	$267	$90		$119	$(1,080)

We expect net gains of $0.04 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit losses is remote.

Note 14 – Repurchase of Helen of Troy Common Stock

As of May 31, 2015, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions. On March 14, 2014, the Company completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of its outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs. The Company also repurchased 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million during the fiscal quarter ended May 31, 2014.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

For the fiscal quarter ended May 31, 2015, we did not repurchase any shares of common stock. Additionally, no shares of common stock were tendered by our employees in "net exercise" transactions. During the fiscal quarter ended May 31, 2014, certain employees tendered 1,993 shares of common stock having a market value of $59.13 per share, or $0.12 million in the aggregate, and our former CEO tendered 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three Months Ended May 31,
	2015	2014
Common stock repurchased on the open market or through tender offer
Number of shares	-	4,102,143
Aggregate market value of shares (in thousands)	$-	$273,599
Average price per share	$-	$66.70

Common stock received in connection with share-based compensation
Number of shares	-	70,079
Aggregate market value of shares (in thousands)	$-	$4,686
Average price per share	$-	$66.87

Note 15 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans.  During the fiscal quarter ended May 31, 2015, the Company had the following share-based compensation activity:

•

We granted options to purchase 145,500 shares of common stock to certain employees. The fair values of these options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $24.34 to $29.68 for grants with terms of four and five  years. The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk-free interest rates ranging from 1.28 to 1.37 percent; zero dividend yield; and expected volatilities ranging from 37.26 to 39.48 percent.

•	We issued 1,575 restricted shares to non-employee Board members with total grant date fair values of $0.12 million and a share price of $78.11.

•	During the fiscal quarter ended May 31, 2015, we issued 2,000 shares of common stock to our CEO at a fair value of $89.12 per share.

•	Employees exercised stock options to purchase 106,825 shares of common stock.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2015	2014
Stock options	$693	$704
Directors stock compensation	175	247
Performance based and other stock awards	1,245	418
Share-based payment expense	2,113	1,369
Less income tax benefits	(319)	(127)
Share-based payment expense, net of income tax benefits	$1,794	$1,243

Earnings per share impact of share based payment expense:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3.“Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward- Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1. of this report.

Throughout MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends.  Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 35 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

OVERVIEW

We operate our business under four segments: Housewares, Healthcare / Home Environment, Nutritional Supplements, and Beauty (formerly referred to as “Personal Care”). Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools, gadgets, storage containers, cleaning, organization, and baby and toddler care products. The Healthcare / Home Environment segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

The Nutritional Supplements segment sells directly to consumers. Our other segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Beauty segment sells extensively through beauty supply retailers and wholesalers, and the Healthcare / Home Environment segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business is dependent upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 79 percent of our fiscal year 2015 net sales revenue was from U.S. shipments. We believe that domestic macroeconomic conditions are improving at a modest rate. Internationally, we continue to be negatively affected by the strength of the U.S. Dollar, which had the effect of lowering U.S. Dollar reported consolidated net sales revenue by $7.71 million during the fiscal quarter ended May 31, 2015, compared to the same period last year. While some domestic economic indicators are trending positively, we continue to believe consumers remain cautious and are reactionary to global events.

We continue to believe that the growth in the internet as a sales channel is eroding market share in the traditional “brick and mortar” channels. For the fiscal quarter ended May 31, 2015, sales to internet-based customers and internet-based divisions of traditional retail customers grew approximately 38 percent compared to the same period last year and comprised approximately 10 percent of our consolidated net sales revenue. We believe it will become increasingly important to leverage our domestic distribution capabilities to meet the logistical challenge of higher frequency, smaller order size shipments. We also believe our acquisition of Healthy Directions has brought additional internet and direct-to-consumer expertise to our Company, which we hope will provide us with future operational scale to further develop the internet channel across other product lines.

Significant Recent Developments

•

On March 31, 2015, the Company announced the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam trademarks. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad trademarks for scent pads. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under the Credit Agreement, as defined further below. The acquired VapoSteam business had annual revenues of approximately $10 million in calendar year 2014 and we expect it to be accretive to fiscal year 2016 earnings per share. The VapoSteam acquisition provided incremental net sales revenue of $0.65 million for the two months of operations included in the fiscal quarter ended May 31, 2015. The VapoSteam business is highly seasonal and is expected to peak in our third fiscal quarter, therefore, the net sales revenue in the fiscal quarter ended May 31, 2015 is not expected to be indicative of expected annualized net sales revenue. The VapoSteam operations are reported in the Healthcare / Home Environment segment.

•

In March 2015, we announced the introduction of a premium line of kitchen electrics under the OXO On brand. The initial line will consist of motorized toasters, coffee makers, a coffee grinder, an electric kettle, an immersion blender, and a hand mixer. The line will ship initially in the U.S. offering several unique features, as well as thoughtful design elements based on OXO’s universal design ethos. We believe OXO On appliances will provide the simplicity, functionality, and thoughtfulness consumers have come to expect from the OXO brand. The line is expected to ship to retail stores in the second half of fiscal year 2016.

•

During the quarter ended May 31, 2015, we worked on the transition of the Nutritional Supplements order fulfillment operations to our Southaven, Mississippi distribution facility. We expect the transition to be completed in the third quarter of fiscal year 2016.

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter ended May 31, 2015 increased $33.57 million to $345.35 million, compared to $311.78 million for the same period last year, an increase of 10.8 percent. Core business net sales revenue declined $6.53 million, or 2.1 percent.  Net sales revenue for the fiscal quarter ended May 31, 2015 includes the unfavorable impact of net foreign exchange fluctuations of $7.71 million, compared to the same period last year, most of which impacted the Healthcare / Home Environment and Beauty segments. The West Coast port disruption also negatively impacted net sales revenue, mostly in the Beauty segment, as certain products were not available to ship. Net sales revenue in our Housewares segment decreased $1.57 million, or 2.4 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $0.55 million, or 0.4 percent, compared to the same period last year. The Nutritional Supplement segment contributed net sales revenue of $39.44 million. Net sales revenue in our Beauty segment decreased $4.86 million, or 4.7 percent, compared to the same period last year.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter ended May 31, 2015 include the following:

•Consolidated gross profit margin as a percentage of net sales revenue increased 3.2 percentage points to 41.5 percent for the fiscal quarter ended May 31, 2015, compared to 38.3 percent for the same period last year.

•Our SG&A ratio increased by 4.9 percentage points to 32.9 percent for the fiscal quarter ended May 31, 2015, compared to 28.0 percent for the same period last year.

•Operating income was $26.54 million for the fiscal quarter ended May 31, 2015, compared to $23.12 million for the same period last year. Operating income for the fiscal quarter ended May 31, 2015 includes non-cash intangible asset impairment charges of $3.00 million, compared to $9.00 million for the same period last year.

•

Adjusted operating margin decreased 1.3 percentage points to 11.1 percent for the fiscal quarter ended May 31, 2015, compared to 12.4 percent for the same period last year. The decline in adjusted operating margin was primarily due to the impact of foreign currency fluctuations, the West Coast port disruption; investments in advertising, marketing, new products, and channel development; and a shift in the timing of customer orders in our Housewares segment into the fourth quarter of fiscal year 2015 and the second quarter of fiscal year 2016.

•

Income tax expense was $3.38 million, or 14.2 percent of income before taxes, for the fiscal quarter ended May 31, 2015, compared to $3.36 million, or 17.0 percent of income before taxes, for the same period last year.

•For the fiscal quarter ended May 31, 2015, our net income was $20.41 million, compared to $16.40 million for the same period last year. Our diluted earnings per share was $0.70 for the the fiscal quarter ended May 31, 2015, compared to $0.55 for the same period last year.

•Adjusted income was $30.70 million for the fiscal quarter ended May 31, 2015, compared to $30.76 million for the same period last year. Our adjusted diluted EPS was $1.06 for the fiscal quarter ended May 31, 2015, compared to $1.04 for the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures on pages 28, 29 and 30.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2015 (1)	2014	$ Change	% Change	2015	2014
Sales revenue by segment, net
Housewares	$65,186	$66,756	$(1,570)	(2.4)%	18.9%	21.4%
Healthcare / Home Environment	143,042	142,489	553	0.4%	41.4%	45.7%
Nutritional Supplements	39,440	-	39,440	*	11.4%	-%
Beauty	97,677	102,533	(4,856)	(4.7)%	28.3%	32.9%
Total sales revenue, net	345,345	311,778	33,567	10.8%	100.0%	100.0%
Cost of goods sold	202,026	192,258	9,768	5.1%	58.5%	61.7%
Gross profit	143,319	119,520	23,799	19.9%	41.5%	38.3%
Selling, general and administrative expense	113,776	87,397	26,379	30.2%	32.9%	28.0%
Asset impairment charges	3,000	9,000	(6,000)	(66.7)%	0.9%	2.9%
Operating income	26,543	23,123	3,420	14.8%	7.7%	7.4%
Nonoperating income (expense), net	138	50	88	176.0%	0.0%	0.0%
Interest expense	(2,892)	(3,417)	525	(15.4)%	(0.8)%	(1.1)%
Total other expense	(2,754)	(3,367)	613	(18.2)%	(0.8)%	(1.1)%
Income before income taxes	23,789	19,756	4,033	20.4%	6.9%	6.3%
Income tax expense	3,379	3,358	21	0.6%	1.0%	1.1%
Net income	$20,410	$16,398	$4,012	24.5%	5.9%	5.3%

(1)	Includes three months of operations of Healthy Directions, which was acquired on June 30, 2014 and two months of operations of the VapoSteam business, which was acquired on March 31, 2015.

* Calculation is not meaningful.

First Quarter of Fiscal Year 2016 Compared to First Quarter of Fiscal Year 2015

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended May 31, 2015 increased $33.57 million to $345.35 million, compared to $311.78 million for the same period last year, an increase of 10.8 percent. Net sales revenue in our Housewares segment decreased $1.57 million, or 2.4 percent, compared to the same period last year. The decline in net sales revenue was primarily due to a shift in the timing of customer orders into the fourth quarter of fiscal year 2015 and the second quarter of fiscal year 2016. Net sales revenue in the Housewares segment was also impacted by inventory adjustments at several retailers. Net sales revenue in our Healthcare / Home Environment segment increased $0.55 million, or 0.4 percent, compared to the same period last year, despite an unfavorable impact of $5.16 million from foreign currency fluctuations. The VapoSteam acquisition provided incremental net sales revenue of $0.65 million for the two months of operations included in the fiscal quarter ended May 31, 2015. The VapoSteam business is highly seasonal and is expected to peak in our third fiscal quarter, therefore, the net sales revenue in the fiscal quarter ended May 31, 2015 is not expected to be indicative of expected annualized net sales revenue. The VapoSteam operations are reported in the Healthcare / Home Environment segment. The Nutritional Supplements segment contributed net sales revenue of $39.44 million. Net sales revenue in our Beauty segment decreased $4.86 million, or 4.7 percent, compared to the same period last year. Foreign currency fluctuations had the effect of reducing U.S. Dollar reported net sales revenue for the Beauty segment by $2.16 million, or 2.1 percent, compared to the same period last year. Net sales revenue was also negatively impacted by the West Coast port disruption, retailer inventory adjustments, and lower closeout shipments than in the same period last year.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we provide an analysis of our net sales revenue in terms of growth from our core business and growth from acquisitions. Our most recent acquisitions of Healthy Directions and Vicks VapoSteam occurred on June 30, 2014 and March 31, 2015, respectively. For further information about these acquisitions, see Note 9 to the accompanying consolidated condensed financial statements.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(dollars in thousands)

	Three Months Ended May 31,
	2015	2014
Prior year's sales revenue, net	$311,778	$304,516
Components of sales revenue change, net
Core business	(6,525)	7,262
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (three months in fiscal year 2016)	39,440	-
Vicks VapoSteam (two months in fiscal year 2016)	652	-
Change in sales revenue, net	33,567	7,262
Total sales revenue, net	$345,345	$311,778

Total net sales revenue growth	10.8%	2.4%
Core business	(2.1)%	2.4%
Acquisitions	12.9%	-%

Impact of foreign currencies on net sales revenue:

During each of the fiscal quarters ended May 31, 2015 and 2014, approximately 14 and 15 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the fiscal quarter ended May 31, 2015, the impact of net foreign currency exchange rate fluctuations decreased our consolidated U.S. Dollar reported net sales revenue by approximately $7.71 million. In our Beauty segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $2.16 million unfavorable impact on reported net sales revenue. In our Housewares and Healthcare / Home environment segments, where our European and Far East operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had unfavorable impacts of $0.39 and $5.16 million, respectively, on U.S. Dollar reported net sales revenue.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended May 31, 2015 decreased $1.57 million, or 2.4 percent, to $65.19 million, compared to $66.76 million for the same period last year. The decline in net sales revenue was primarily due to a shift in the timing of customer orders into the fourth quarter of fiscal year 2015 and the second quarter of fiscal year 2016. Net sales revenue in the Housewares segment was also negatively impacted by inventory adjustments at several retailers, reduced closeout sales as a result of temporary saturation in that channel, and the comparative impact of certain seasonal promotional shipments in the club channel in the fiscal quarter ended May 31, 2014 that did not repeat in the fiscal quarter ended May 31, 2015. The segment continued to experience year-over-year gains from infant and toddler care products and from shipments of its recently introduced OXO Good Grips Greensaver storage products designed to prolong the refrigerated storage life of produce. We expect OXO’s longer-term growth to continue to be driven by new products, category expansion, and expanded shelf space and assortments at key traditional and internet retailers. Point-of-sale activity at a number of the segment’s key retailers continues to be strong and we believe that customer order timing and inventory adjustment impacts in the first quarter of fiscal year 2016 are temporary.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the fiscal quarter ended May 31, 2015 increased $0.55 million, or 0.4 percent, to $143.04 million, compared to $142.49 million for the same period last year. Unit volumes contributed approximately 2.9 percent to the segment’s net sales revenues, partially offset by an approximate 2.5 percent decrease in average unit selling price, largely due to the unfavorable $5.16 million impact that foreign currency exchange fluctuations had on U.S. Dollar reported net sales revenue. Gains in healthcare product net sales revenue were partially offset by declines in home environment product net sales revenue. In healthcare, the segment continues to benefit from recent new product introductions and a relatively strong end to the flu season, including a high incidence of fever. In home environment, fan shipments declined year-over-year in both the U.S. and Europe, and air purification declined in the Far East. Water purification net sales revenue decreased year-over-year due to a number of seasonal promotions that did not repeat in the first quarter of fiscal year 2016.

Nutritional Supplements Segment ‐ The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014. Net sales revenue for the fiscal quarter ended May 31, 2015 was $39.44 million.

Beauty Segment - Net sales revenue in the Beauty segment for the fiscal quarter ended May 31, 2015 decreased $4.86 million, or 4.7 percent, to $97.68 million, compared to $102.53 million for the same period last year. Unit volumes and average selling prices contributed approximately 1.5 and 3.2 percent, respectively to the segment’s net sales revenues declines. Foreign currency fluctuations had the effect of reducing U.S. Dollar reported net sales revenue for the Beauty segment by $2.16 million, or 2.1 percent, compared to the same period last year. The impact of the West Coast port disruption also negatively impacted net sales revenue, as certain products were not available to ship. The brush and hair accessory category had solid year-over-year net sales revenue gains. The grooming, skin and hair care category was flat year-over-year with gains in Latin America offset by declines in the U.S. and Canada. The personal care appliance category experienced a year-over-year decline primarily due to foreign currency headwinds, the West Coast port disruption, and the loss of distribution with a Canadian retailer in the third quarter of fiscal year 2016. Net sales revenue was also negatively impacted by retailer inventory adjustments and lower closeout shipments, than in the same period last year.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the fiscal quarter ended May 31, 2015 increased 3.2 percentage points to 41.5 percent, compared to 38.3 percent for the same period last year. The VapoSteam and Healthy Directions acquisitions had a favorable impact of 4.0 percentage points on consolidated gross profit margin for the fiscal quarter ended May 31, 2015. The gross profit margin for the core business declined 0.8 percentage points, compared to the same period last year primarily due to the unfavorable impact of foreign currency fluctuations.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. However, China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving. If China’s currency begins to fluctuate against the U.S. Dollar in the short-to-intermediate term, our product costs could increase over time.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 4.9 percentage points to 32.9 percent for fiscal quarter ended May 31, 2015, compared to 28.0 percent for the same period last year. The Nutritional Supplements segment operates with a higher SG&A ratio than the core business. The addition of the operations of this segment increased our SG&A ratio by 4.2 percentage points.

The SG&A ratio for the core business increased 0.8 percentage points to 28.8 percent for the fiscal quarter ended May 31, 2015, compared to 28.0 percent for the same period last year. Foreign exchange losses increased our SG&A by $0.85 million, or 0.2 percentage points. The remaining increase was primarily due to higher compensation expense and investment in advertising, marketing, new products, and channel development in  support of key brands and growth initiatives heading into our peak selling season.

Asset Impairment Charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method. We recorded a similar charge of $9.00 million ($8.16 million after tax) in the fiscal quarter ended May 31, 2014.

Operating Income by Segment:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(dollars in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2015 (1)	2014	$ Change	% Change	2015	2014
Housewares	$11,183	$13,035	$(1,852)	(14.2)%	17.2%	19.5%
Healthcare / Home Environment	8,418	8,717	(299)	(3.4)%	5.9%	6.1%
Nutritional Supplements	2,620	-	2,620	*	6.6%	-%
Beauty	4,322	1,371	2,951	215.2%	4.4%	1.3%
Total operating income	$26,543	$23,123	$3,420	14.8%	7.7%	7.4%

(1)	Includes three months of operations of Healthy Directions which was acquired on June 30, 2014 and two months of operations of the VapoSteam business which was acquired on March 31, 2015.

* Calculation is not meaningful.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 35.

Housewares Segment - Operating income for the fiscal quarter ended May 31, 2015 decreased $1.85 million, or 14.2 percent, compared to the same period last year. Operating margin decreased 2.3 percentage points to 17.2, compared to 19.5 percent for the same period last year. The decrease in operating margin was due to lower net sales revenues and the impact it had on operating leverage, higher compensation expense incurred to expand into new categories and increase operating capacity, and higher media advertising expense supporting new products and categories.

Healthcare / Home Environment Segment - Operating income for the fiscal quarter ended May 31, 2015 decreased $0.30 million, or 3.4 percent, compared to the same period last year. Operating margin decreased 0.2 percentage points to 5.9 percent, compared to 6.1 percent  for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue and operating income, partially offset by a favorable product sales mix.

Nutritional Supplements Segment  - The Nutritional Supplements segment’s operating income reflects operating results from Healthy Directions, which we acquired on June 30, 2014. The segment’s operating income was $2.62 million, resulting in an operating margin of 6.6 percent. The sequential decline in operating margin is primarily due to incremental investments in promotions, advertising, customer acquisition and channel development. The segment’s operating income also now includes allocations of shared service and corporate overhead expenses that were not made in fiscal year 2015, the year of acquisition. For the three months ended May 31, 2015, the allocations totaled $0.74 million.

Beauty Segment - Operating income for the fiscal quarter ended May 31, 2015 increased $2.95 million, to $4.32 million, compared to $1.37 million for the same period last year. Operating margin increased 3.1 percentage points to 4.4 percent, compared to 1.3 percent for the same period last year. Operating income includes non-cash intangible asset impairment charges of $3.00 and $9.00 million in the fiscal quarters ended May 31, 2015 and 2014, respectively. The increase in operating margin was principally due to the year-over-year decline in impairment charges, partially offset by the unfavorable impact of foreign currency fluctuations, the impact on operating leverage of the West Coast port disruption, retailer inventory adjustments, and investments in advertising, marketing and product development incurred to support key brands and growth initiatives heading into our peak selling season.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(dollars in thousands)

	Three Months Ended May 31, 2015
	Housewares		Healthcare / Home Environment		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$11,183	17.2%	$8,418	5.9%	$2,620	6.6%	$4,322	4.4%	$26,543	7.7%
Asset impairment charges (1)	-	-%	-	-%	-	-%	3,000	3.1%	3,000	0.9%
Subtotal	11,183	17.2%	8,418	5.9%	2,620	6.6%	7,322	7.5%	29,543	8.6%
Amortization of intangible assets (2)	312	0.5%	3,500	2.4%	1,564	4.0%	1,438	1.5%	6,814	2.0%
Non-cash share-based compensation (3)	306	0.5%	595	0.4%	303	0.8%	857	0.9%	2,061	0.6%
Adjusted operating income (non-GAAP)	$11,801	18.1%	$12,513	8.7%	$4,487	11.4%	$9,617	9.8%	$38,418	11.1%

	Three Months Ended May 31, 2014
	Housewares		Healthcare / Home Environment		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$13,035	19.5%	$8,717	6.1%	$-	-%	$1,371	1.3%	$23,123	7.4%
Asset impairment charges (1)	-	-%	-	-%	-	-%	9,000	8.8%	9,000	2.9%
Subtotal	13,035	19.5%	8,717	6.1%	-	-%	10,371	10.1%	32,123	10.3%
Amortization of intangible assets (2)	311	0.5%	3,463	2.4%	-	-%	1,485	1.4%	5,259	1.7%
Non-cash share-based compensation (3)	274	0.4%	581	0.4%	-	-%	440	0.4%	1,295	0.4%
Adjusted operating income (non-GAAP)	$13,620	20.4%	$12,761	9.0%	$-	-%	$12,296	12.0%	$38,677	12.4%

In the tables above, footnote references (1) to (3) correspond to the notes beginning on page 29 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 30.

Interest expense:

Interest expense for the fiscal quarter ended May 31, 2015 was $2.89 million, compared to $3.42 million for the same period last year. Interest expense was lower compared to the same period last year principally due to a combination of more favorable interest rates under the Credit Agreement and a reduction in the average debt balance for the fiscal quarter ended May 31, 2015.

Income tax expense:

Income tax expense for the fiscal quarter ended May 31, 2015 was 14.2 percent of income before income taxes, compared to 17.0 percent for the same period last year. The year-over-year comparison of our effective tax rate was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions. Our effective tax rates were unfavorably impacted by asset impairment charges of $3.00 million for the fiscal quarter ended May 31, 2015, and $9.00 million for the fiscal quarter ended May 31, 2014, for which the related tax benefits were $0.34 and $0.85 million, respectively.

Net income:

Net income for the fiscal quarter ended May 31, 2015 increased by $4.01 million, compared to the same period last year. Our diluted earnings per share increased $0.15 per share to $0.70 per share, compared to $0.55 per share for the same period last year.

Adjusted income and earnings per share (EPS):

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of asset impairment charges, amortization of intangible assets and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(dollars in thousands, except per share data)

	Three Months Ended May 31,		Basic EPS		Diluted EPS
	2015	2014	2015	2014	2015	2014
Net income as reported (GAAP)	$20,410	$16,398	$0.72	$0.56	$0.70	$0.55
Asset impairment charges, net of tax (1)	2,656	8,155	0.09	0.28	0.09	0.28
Subtotal	23,066	24,553	0.81	0.84	0.79	0.83
Amortization of intangible assets, net of tax (2)	5,894	5,042	0.21	0.17	0.20	0.17
Non-cash share-based compensation, net of tax (3)	1,742	1,168	0.06	0.04	0.06	0.04
Adjusted income (non-GAAP)	$30,702	$30,763	$1.08	$1.06	$1.06	$1.04

Weighted average shares of common stock used in computing basic and diluted EPS			28,520	29,105	29,088	29,616

(1)

For the fiscal quarters ended May 31, 2015 and 2014, non-cash intangible asset impairment charges totaling $3.00 million ($2.66 million after tax) and $9.00 million ($8.16 million after tax), respectively.

(2)	For the fiscal quarters ended May 31, 2015 and 2014, amortization of intangible assets was $6.81 million ($5.89 million after tax) and $5.26 million ($5.04 million after tax), respectively.

(3)	For the fiscal quarters ended May 31, 2015 and 2014, non-cash share based compensation was $2.06 million ($1.74 million after tax) and $1.30 million ($1.17 million after tax), respectively.

Adjusted income decreased slightly for the fiscal quarter ended May 31, 2015, compared to the same period last year. The decrease in adjusted income was primarily due to:

•	the unfavorable impact of foreign currency fluctuations;

•	the shift in timing of customer orders in the Housewares segment;

•	the impact of the West Coast port disruption;

•	inventory adjustments at several key retailers; and

•	proportionally higher investment in advertising, marketing, new products, and channel development as a percentage of net sales revenue.

The declines were partially offset by incremental operating income from the Healthy Directions and VapoSteam acquisitions and lower interest expense.

Adjusted diluted EPS was $1.06 for the fiscal quarter ended May 31, 2015, compared to $1.04 for the same period last year. Adjusted diluted EPS increased due to lower weighted average diluted shares outstanding for the fiscal quarter ended May 31, 2015, compared to the same period last year. The fiscal quarter ended May 31, 2014 included a weighted average portion of the diluted share impact of 4.17 million shares repurchased during that quarter, whereas the fiscal quarter ended May 31, 2015 included the full impact.

The tables referred to on pages 28 and 29 entitled “Adjusted operating income and operating margin” and “Adjusted income and EPS”, respectively report operating income, operating margin, net income, and EPS without the after tax impact of non-cash asset impairment charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 35.  These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income, and EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Three Months Ended May 31,
	2015	2014
Accounts Receivable Turnover (Days)	57.1	63.2
Inventory Turnover (Times)	2.7	2.7
Working Capital (in thousands)	$297,301	$44,823
Current Ratio	2.1:1	1.1:1
Ending Debt to Ending Equity Ratio	47.1%	54.6%
Return on Average Equity	15.8%	9.3%

(1)Our computation and use of the measures in this table are further described and explained beginning on page 35.

Operating Activities:

Operating activities provided $37.50 million of cash during the first quarter of fiscal year 2016, compared to $2.97 million of cash provided during the same period last year. The increase in operating cash flow was primarily due to the timing of fluctuations in other working capital components, particularly a decrease in accounts receivable and an increase in accounts payable, compared to the same period last year.

Accounts receivable decreased $12.50 million to $210.00 million as of May 31, 2015, compared to $222.50 million at the end of fiscal year 2015. Accounts receivable turnover decreased to 57.1 days at May 31, 2015,  compared to 63.2 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance. Substantially all of the improvement in turnover is due to the addition of the Nutritional Supplements segment, which collects most of its revenue prior to shipment.

Inventory increased $6.22 million to $299.30 million as of May 31, 2015, compared to $293.08 million at the end of fiscal year 2015. Inventory turnover was 2.7 times at May 31, 2015 and 2014.

Working capital was $297.30 million at May 31, 2015, compared to $44.82 million at May 31, 2014.   The increase in working capital is primarily due to the payment of current debt maturities totaling $96.90 million and the reclassification of our revolving credit agreement to long-term as a result of an amendment that extended the maturity to January 2020. As a result, our current ratio increased to 2.1:1 as of May 31, 2015, compared to 1.1:1 as of May 31, 2014.

Investing activities:

Investing activities used $45.46 million of cash during the fiscal quarter ended May 31, 2015. Highlights of those activities follow:

•

We spent $0.08 million on building and improvements, $1.27 million on computers, furniture and other equipment, $1.26 million on tools, molds and other capital asset additions, and $0.11 million on the development of new patents; and

•	We paid $42.75 million to acquire the Vicks VapoSteam inhalant business.

Financing activities:

Financing activities provided $10.93 million of cash during the fiscal quarter ended May 31, 2015.  Highlights of those activities follow:

•We had draws of $121.50 million against our credit agreement;

•We repaid $114.00 million drawn against our credit agreement;

•We repaid $1.90 million of our long-term debt;

•Employees exercised options to purchase 106,825 shares of common stock, providing a combined $5.01 million of cash, including tax benefits; and

•Share-based compensation provided $0.32 million in tax benefits.

Revolving Credit Agreement

The Company had a credit agreement, dated December 30, 2010, by and among the Company, the Borrower, Bank of America, N.A., as administrative agent, and the other lenders party thereto that provided for an unsecured total revolving commitment of $570 million. On January 16, 2015, the Company entered into that certain Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The unsecured revolving commitment under the Credit Agreement was increased from $570 million to $650 million, subject to the terms and limitations described below. The maturity of the commitment under the Credit Agreement was extended from December 31, 2015 to January 16, 2020. Additionally, the LIBOR interest rate, letter of credit fees and loan commitment fees under the Credit Agreement were reduced and the limitations of certain covenants were eased. Borrowings under the Credit Agreement accrue interest at a “Base Rate” plus a margin of zero to 1.00 percent per annum based on the leverage ratio at the time of borrowing. The Base Rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the LIBOR rate plus 1.00 percent. Alternatively, if the Company elects, borrowings accrue interest based on the respective one-,  two-,  three-, or six-month LIBOR rate plus a margin of 1.00 to 2.00 percent per annum based upon the leverage ratio at the time of the borrowing. The Company will incur loan commitment fees under the Credit Agreement at a rate ranging from 0.15 to 0.35 percent per annum on the unused balance of the Credit Agreement. Additionally, the Company will incur letter of credit fees under the Credit Agreement at a rate ranging from 1.00 to 2.00 percent per annum on the face value of any letter of credit. All obligations under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by the Company and certain of the Company’s subsidiaries.

Other Debt Agreements

In addition to the Credit Agreement, at May 31, 2015, we had an aggregate principal balance of $60 million of 3.90% Senior Notes due January 2018 with equal $20 million installments due between January 2016 and January 2018.

In March 2014, the Company concluded its borrowings under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). Under the MBFC Loan, a principal balance of $37.61 million was incurred to fund construction of our Olive Branch, Mississippi distribution facility. A $1.90 million principal payment was made on March 1, 2015. The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

On February 18, 2015, the Company entered into a supplement to the indenture related to the MBFC Loan that lowered the interest rate of the loan. Accordingly, from and after February 1, 2015, the MBFC Loan bears interest at a variable rate as elected by us equal to either (a) a “Base Rate” plus a margin within a range of 0.00 to 1.00 percent (decreased from a range of 0.00 to 1.125 percent), depending upon the leverage ratio or (b) the respective one, two, three, or six-month LIBOR rate plus a margin within a range of 1.00 to 2.00 percent (decreased from a range of 1.00 to 2.125 percent), depending upon the leverage ratio.

Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms are defined in the various agreements). Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. Under the terms of our Credit Agreement, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

The table below provides the formulas in effect for certain key financial covenants as defined in our debt agreements as of May 31, 2015:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	3.90% Senior Notes

$500 Million
Minimum Consolidated Net Worth	None	+
25% of Fiscal Quarter Net Earnings
After August 31, 2010 (1)

	EBIT (2)	EBIT (2)
	÷	÷
Interest Coverage Ratio	Interest Expense (2)	Interest Expense (2)
	Minimum Required: 3.00 to 1.00	Minimum Required: 2.50 to 1.00
	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷
Maximum Leverage Ratio	[EBITDA (2) + Pro Forma Effect of	[EBITDA (2) + Pro Forma Effect of Acquisitions]
Acquisitions]
	Maximum Allowed: 3.25 to 1.00	Maximum Allowed: 3.25 to 1.00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at May 31, 2015, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF MAY:

(in thousands)

		2016	2017	2018	2019	2020	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$60,000	$20,000	$20,000	$20,000	$-	$-	$-
Floating rate debt	378,807	3,800	5,700	1,900	1,900	346,900	18,607
Long-term incentive plan payouts	12,018	4,865	242	5,515	1,396	-	-
Interest on fixed rate debt	3,783	2,041	1,261	481	-	-	-
Interest on floating rate debt (1)	32,814	7,027	6,965	6,897	6,869	4,403	653
Open purchase orders	231,060	231,060	-	-	-	-	-
Long-term purchase commitments	2,333	969	606	606	152	-	-
Minimum royalty payments	71,767	12,566	12,567	12,518	9,297	8,859	15,960
Advertising and promotional	54,142	12,836	5,942	6,081	6,189	6,299	16,795
Operating leases	21,436	4,592	3,814	3,265	2,434	1,383	5,948
Capital spending commitments	3,029	3,029	-	-	-	-	-
Total contractual obligations (2)	$871,189	$302,785	$57,097	$57,263	$28,237	$367,844	$57,963

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at May 31, 2015 remain constant into the future. This is only an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of May 31, 2015 remains so for the entire term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, governed by the availability of cash flow from operations, and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2015, we have recorded a provision for our uncertain tax positions of $10.15 million. We are unable to reliably estimate the timing of future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 28, 2015. There have been no material changes to the Company’s critical accounting policies from the information provided in our annual report on Form 10-K.

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

Adjusted diluted EPS (non-GAAP): Adjusted income divided by the weighted average shares of common stock outstanding plus the effect of diluted securities.

Adjusted income (non-GAAP): Net income as reported under GAAP excluding the following items net of their applicable tax effects, as applicable: non-cash asset impairment charges, acquisition‐related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable.

Adjusted operating income (non-GAAP): Operating income for the Company or a segment as reported under GAAP excluding non-cash asset impairment charges, acquisition‐related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable.

Adjusted operating margin (non-GAAP): Adjusted Operating income for the Company or a segment divided by the related net sales revenue for the Company or a segment.

Core business: Sales, expense or operating income associated with product lines or brands after the first twelve months from the date the product line or brand was acquired. Sales, expense and operating income from developed brands or product lines are always considered core business.

Corporate overhead costs: General corporate managerial and related administrative compensation costs, legal, accounting, and regulatory compliance costs together with associated operating overhead that is not directly attributable to any one operating segment, but benefits the Company as a whole. These charges are allocated to each operating segment based upon a number of factors depending on the nature of the expense. Such factors include relative revenues, estimates of relative labor expenditures for each segment, and certain intangible asset levels held by each segment.

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

Return on average equity: Twelve month trailing net income divided by the average of the current and prior four fiscal quarters’ ending stockholders’ equity.

Segment operating income: We compute segment operating income based on net sales revenue less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment operating income is directly associated with the segment. We then deduct allocations for operational shared services and corporate overhead costs. We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.

SG&A ratio: Total SG&A for the Company or a segment divided by the related net sales revenue for the Company or a segment.

Working capital: Current assets less current liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the fiscal quarters ended May 31, 2015 and 2014, approximately 14 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. A hedging relationship is created because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period. To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable. It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings. This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. However, China’s currency intervention strategy with respect to the U.S. Dollar is continuously evolving. If China’s currency begins to fluctuate against the U.S. Dollar in the short-to-intermediate term, our product costs could increase over time.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1. SICAD 1 was made available to certain companies that operate in designated industry sectors. At May 31, 2015, the SICAD 1 rate was 12 Bolivars to the U.S. Dollar.

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

Under the latest program, SICAD 1 (now referred to as “SICAD”) is still being used in limited circumstances, which we believe preclude us from accessing such rates if we chose to do so. SIMADI is a somewhat less restrictive auction system whose value is determined by market forces. SIMADI is currently under a trial period and accounts for a small percentage of Venezuela’s foreign exchange. At May 31, 2015, the SIMADI rate was approximately 199 Bolivars to the U.S. Dollar.

Despite the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available to the Company. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD or SIMADI mechanisms, nor do we intend to do so. As of May 31, 2015, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For the fiscal quarters ended May 31, 2015 and 2014, sales in Venezuela represented approximately 1.2 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue. At May 31, 2015, we had a U.S. Dollar based net investment in our Venezuelan business of $11.60 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess impacts, if any, such events may have on our Venezuelan business. We will continue to closely monitor the applicability and viability of the various exchange mechanisms.

Interest Rate Risk:

Interest on our outstanding debt as of May 31, 2015 is both floating and fixed. Fixed rates are in place on $60 million of 3.90%  Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $378.81 million as of May 31, 2015. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	May 31, 2015
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2016	$13,250	$143	$-
Foreign currency contracts - sell Euro	Cash flow	2/2016	€11,000	15	-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£5,700	-	121
Total fair value				$158	$121

	February 28, 2015
				Prepaid	Accrued
				Expenses	Expenses
		Final		and Other	and Other
		Settlement	Notional	Current	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Liabilities
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	240
Total fair value				$129	$240

Counterparty Credit Risks:

Financial instruments, including foreign currency contracts, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended February 28, 2015 and risks otherwise described from time to time in our SEC reports as filed. Such risks, uncertainties and other important factors include, among others:

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2015. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2015, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2015. Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of May 31, 2015, we were authorized by our Board of Directors to purchase up to $265.43 million of common stock in the open market or through private transactions. On March 14, 2014, the Company completed a modified “Dutch auction” tender offer resulting in the repurchase of 3,693,816 shares of its outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs. The Company also repurchased 408,327 shares of outstanding common stock on the open market at a total cost of $25.77 million during the fiscal quarter ended May 31, 2014.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock repurchased.

For the fiscal quarter ended May 31, 2015, we did not repurchase any shares of common stock. Additionally, no shares of common stock were tendered by our employees in "net exercise" transactions. During the fiscal quarter ended May 31, 2014, certain employees tendered 1,993 shares of common stock having a market value of $59.13 per share, or $0.12 million in the aggregate, and our former CEO tendered 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2015

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
March 1 through March 31, 2015	-	$-	-	$265,428
April 1 through April 30, 2015	-	-	-	265,428
May 1 through May 31, 2015	-	-	-	265,428
Total	-	$-	-

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2015	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: July 10, 2015	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: July 10, 2015	/s/ Richard J. Oppenheim
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