Form 10-Q
period 2015-08-31
HELEN OF TROY LTD
filed 2015-10-13
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 6, 2015
Common Shares, $0.10 par value, per share	28,098,773 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	August 31,	February 28,
	2015	2015
Assets
Assets, current:
Cash and cash equivalents	$19,405	$12,295
Receivables - principally trade, less allowances of $7,199 and $5,882	227,147	222,499
Inventory, net	348,463	293,081
Prepaid expenses and other current assets	11,428	9,715
Income taxes receivable	-	417
Deferred tax assets, net	27,486	26,753
Total assets, current	633,929	564,760

Property and equipment, net of accumulated depreciation of $87,627 and $82,154	124,659	126,068
Goodwill	582,602	549,727
Other intangible assets, net of accumulated amortization of $124,146 and $111,627	391,548	398,430
Deferred tax assets, net	1,766	2,132
Other assets, net of accumulated amortization of $9,810 and $9,166	12,482	12,638
Total assets	$1,746,986	$1,653,755

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$143,102	$98,564
Accrued expenses and other current liabilities	142,151	141,201
Income taxes payable	1,827	-
Deferred tax liabilities, net	186	200
Long-term debt, current maturities	23,800	21,900
Total liabilities, current	311,066	261,865

Long-term debt, excluding current maturities	455,507	411,307
Deferred tax liabilities, net	48,179	52,711
Other liabilities, noncurrent	20,968	23,307
Total liabilities	835,720	749,190

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 28,093,109 and 28,488,411 shares
issued and outstanding	2,809	2,849
Additional paid in capital	188,809	179,934
Accumulated other comprehensive income (loss)	321	(76)
Retained earnings	719,327	721,858
Total stockholders' equity	911,266	904,565
Total liabilities and stockholders' equity	$1,746,986	$1,653,755

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Sales revenue, net	$369,129	$319,949	$714,474	$631,727
Cost of goods sold	221,124	186,205	423,150	378,463
Gross profit	148,005	133,744	291,324	253,264

Selling, general and administrative expense ("SG&A")	115,573	109,141	229,349	196,538
Asset impairment charges	-	-	3,000	9,000
Operating income	32,432	24,603	58,975	47,726

Nonoperating income, net	(46)	97	91	147
Interest expense	(2,503)	(3,998)	(5,394)	(7,415)
Income before income taxes	29,883	20,702	53,672	40,458

Income tax expense (benefit):
Current	9,708	2,888	13,722	4,927
Deferred	(4,277)	(1,025)	(4,912)	294
Net income	$24,452	$18,839	$44,862	$35,237

Earnings per share:
Basic	$0.86	$0.66	$1.58	$1.23
Diluted	$0.84	$0.65	$1.54	$1.21

Weighted average shares of common stock used in
computing net earnings per share:
Basic	28,435	28,372	28,478	28,738
Diluted	28,986	28,769	29,037	29,192

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended August 31,
	2015			2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$29,883	$(5,431)	$24,452	$20,702	$(1,863)	$18,839

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	16	(5)	11
Settlements reclassified to income	-	-	-	285	(100)	185
Subtotal	-	-	-	301	(105)	196

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	545	(142)	403	136	(21)	115
Settlements reclassified to income	(121)	22	(99)	50	(15)	35
Subtotal	424	(120)	304	186	(36)	150

Total other comprehensive income	424	(120)	304	487	(141)	346
Comprehensive income	$30,307	$(5,551)	$24,756	$21,189	$(2,004)	$19,185

	Six Months Ended August 31,
	2015			2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$53,672	$(8,810)	$44,862	$40,458	$(5,221)	$35,237

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	28	(10)	18
Settlements reclassified to income	-	-	-	1,199	(420)	779
Subtotal	-	-	-	1,227	(430)	797

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	812	(210)	602	214	(38)	176
Settlements reclassified to income	(240)	35	(205)	216	(42)	174
Subtotal	572	(175)	397	430	(80)	350

Total other comprehensive income	572	(175)	397	1,657	(510)	1,147
Comprehensive income	$54,244	$(8,985)	$45,259	$42,115	$(5,731)	$36,384

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended August 31,
	2015	2014
Cash provided (used) by operating activities:
Net income	$44,862	$35,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,227	18,493
Amortization of financing costs	580	858
Provision for doubtful receivables	128	16
Non-cash share-based compensation	3,938	3,212
Intangible asset impairment charges	3,000	9,000
Loss on the sale of property and equipment	-	40
Deferred income taxes and tax credits	(5,679)	294
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(4,776)	(3,771)
Inventories	(55,382)	(56,468)
Prepaid expenses and other current assets	(1,715)	701
Other assets and liabilities, net	(1,691)	1,222
Accounts payable	44,538	32,648
Accrued expenses and other current liabilities	1,397	(20,563)
Accrued income taxes	1,191	(2,924)
Net cash provided by operating activities	51,618	17,995

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(5,946)	(3,688)
Proceeds from the sale of property and equipment	7	-
Payments to acquire businesses	(42,750)	(195,943)
Net cash used by investing activities	(48,689)	(199,631)

Cash provided (used) by financing activities:
Proceeds from line of credit	289,900	640,900
Repayment of line of credit	(241,900)	(152,000)
Repayment of long-term debt	(1,900)	(76,900)
Payment of financing costs	(19)	(2,321)
Proceeds from share issuances under share-based compensation plans, including tax benefits	7,507	4,528
Payment of tax obligations resulting from cashless share award exercises	-	(4,569)
Payments for repurchases of common stock	(50,000)	(273,599)
Share-based compensation tax benefit	593	296
Net cash provided by financing activities	4,181	136,335

Net increase (decrease) in cash and cash equivalents	7,110	(45,301)
Cash and cash equivalents, beginning balance	12,295	70,027
Cash and cash equivalents, ending balance	$19,405	$24,726

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

August 31, 2015

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2015 and February 28, 2015, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2015, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods beginning after December 15, 2017 (and interim reporting periods within those years). Accordingly, we will be required to adopt the new standard in our fiscal year 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect this new accounting guidance may have on our consolidated results of operations, cash flows and financial position.

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

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014 (1)	2015	2014 (1)
Beginning balance	$20,894	$19,140	$23,553	$19,269
Additions to the accrual	13,244	16,828	26,758	29,514
Reductions of the accrual - payments and credits issued	(13,341)	(13,476)	(29,514)	(26,291)
Ending balance	$20,797	$22,492	$20,797	$22,492

(1)	Includes opening balance accrual additions totaling $3.19 million and related payments and credits issued of $1.82

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

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Weighted average shares outstanding, basic	28,435	28,372	28,478	28,738
Incremental shares from share-based payment arrangements	551	397	559	454
Weighted average shares outstanding, diluted	28,986	28,769	29,037	29,192

Dilutive securities, stock options	705	687	751	708
Dilutive securities, unvested or unsettled share awards	291	260	292	246
Antidilutive securities, stock options	150	241	173	237

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED

(in thousands)

		Healthcare /	Nutritional
August 31, 2015	Housewares	Home Environment	Supplements (1)	Beauty	Total
Sales revenue, net	$78,848	$143,254	$38,048	$108,979	$369,129
Asset impairment charges	-	-	-	-	-
Operating income	15,142	4,808	2,969	9,513	32,432
Capital and intangible asset expenditures	291	1,224	775	939	3,229
Depreciation and amortization	1,075	5,514	1,965	2,319	10,873

		Healthcare /	Nutritional
August 31, 2014	Housewares	Home Environment	Supplements (1)	Beauty	Total
Sales revenue, net	$69,637	$126,218	$24,634	$99,460	$319,949
Asset impairment charges	-	-	-	-	-
Operating income	13,891	4,508	110	6,094	24,603
Capital and intangible asset expenditures	218	1,081	177	390	1,866
Depreciation and amortization	889	5,027	1,359	2,718	9,993

(1)

Includes three- and two-months of operations of the Nutritional Supplements segment for the three months ending August 31, 2015 and 2014, respectively. The segment was formed upon the acquisition of Healthy Directions on June 30, 2014.

SIX MONTHS ENDED

(in thousands)

		Healthcare /	Nutritional
August 31, 2015	Housewares	Home Environment	Supplements (1)	Beauty	Total
Sales revenue, net	$144,034	$286,296	$77,488	$206,656	$714,474
Asset impairment charges	-	-	-	3,000	3,000
Operating income	26,325	13,226	5,589	13,835	58,975
Capital and intangible asset expenditures	616	1,524	1,906	1,900	5,946
Depreciation and amortization	2,083	10,577	3,933	4,634	21,227

		Healthcare /	Nutritional
August 31, 2014	Housewares	Home Environment	Supplements (1)	Beauty	Total
Sales revenue, net	$136,393	$268,707	$24,634	$201,993	$631,727
Asset impairment charges	-	-	-	9,000	9,000
Operating income	26,926	13,225	110	7,465	47,726
Capital and intangible asset expenditures	1,042	1,487	177	982	3,688
Depreciation and amortization	1,777	10,259	1,359	5,098	18,493

(1)

Includes six- and two-months of operations of the Nutritional Supplements segment for the six months ending August 31, 2015 and 2014, respectively.  The segment was formed upon the acquisition of Healthy Directions on June 30, 2014.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. In fiscal year 2016,  we began making an allocation of shared service and corporate overhead costs to the Nutritional Supplements segment. For the three- and six-months ended August 31, 2015, those allocations totaled $0.86 and $1.60 million, respectively.  We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2016 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 28, 2015	$(76)
Other comprehensive income before reclassification	812
Amounts reclassified out of accumulated other comprehensive income	(240)
Tax effects	(175)
Other Comprehensive Income (Loss)	397
Balance at August 31, 2015	$321

(1)	Represents activity associated with foreign currency contracts. Includes net deferred tax (expense) benefits of ($0.14) and $0.03 million at August 31, 2015 and February 28, 2015, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			August 31,	February 28,
	(Years)			2015	2015
Land		-		$12,800	$12,800
Building and improvements	3	-	40	102,309	102,058
Computer, furniture and other equipment	3	-	15	64,216	64,464
Tools, molds and other production equipment	1	-	10	28,979	25,861
Construction in progress		-		3,982	3,039
Property and equipment, gross				212,286	208,222
Less accumulated depreciation				(87,627)	(82,154)
Property and equipment, net				$124,659	$126,068

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 28,
	2015	2015
Accrued compensation, benefits and payroll taxes	$36,214	$44,382
Accrued sales returns, discounts and allowances	27,814	24,271
Accrued warranty returns	20,797	23,553
Accrued advertising	25,006	18,930
Accrued product liability, legal and professional fees	6,100	6,001
Accrued royalties	7,297	7,683
Accrued property, sales and other taxes	7,773	6,850
Derivative liabilities, current	196	240
Liability for uncertain tax positions	532	-
Other	10,422	9,291
Total accrued expenses and other current liabilities	$142,151	$141,201

OTHER LIABILITIES, NONCURRENT

(in thousands)

	August 31,	February 28,
	2015	2015
Deferred compensation liability	$5,626	$7,091
Liability for uncertain tax positions	9,242	10,295
Other liabilities	6,100	5,921
Total other liabilities, noncurrent	$20,968	$23,307

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	August 31, 2015				February 28, 2015
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,818	-	(12,958)	2,860	15,754	-	(12,331)	3,423
Total Housewares	257,150	-	(12,958)	244,192	257,086	-	(12,331)	244,755

Healthcare / Home Environment:
Goodwill	284,510	-	-	284,510	251,758	-	-	251,758
Trademarks - indefinite	58,400	-	-	58,400	54,000	-	-	54,000
Licenses - finite	15,300	-	(11,220)	4,080	15,300	-	(9,377)	5,923
Licenses - indefinite	3,000	-	-	3,000	-	-	-	-
Other intangibles - finite	116,373	-	(49,373)	67,000	113,727	-	(43,848)	69,879
Total Healthcare / Home Environment	477,583	-	(60,593)	416,990	434,785	-	(53,225)	381,560

Nutritional Supplements:
Goodwill	96,609	-	-	96,609	96,486	-	-	96,486
Brand assets - indefinite	65,500	-	-	65,500	65,500	-	-	65,500
Other intangibles - finite	43,800	-	(7,300)	36,500	43,800	-	(4,171)	39,629
Total Nutritional Supplements	205,909	-	(7,300)	198,609	205,786	-	(4,171)	201,615

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	51,754	-	-	51,754	54,754	-	-	54,754
Trademarks - finite	150	-	(85)	65	150	-	(82)	68
Licenses - finite	13,696	-	(11,374)	2,322	13,696	-	(11,216)	2,480
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Other intangibles - finite	46,403	-	(31,836)	14,567	47,876	-	(30,602)	17,274
Total Beauty	204,144	(46,490)	(43,295)	114,359	208,617	(46,490)	(41,900)	120,227

Total goodwill and intangible assets	$1,144,786	$(46,490)	$(124,146)	$974,150	$1,106,274	$(46,490)	$(111,627)	$948,157

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2016 through 2021.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended
August 31, 2015	$7,208
August 31, 2014	$6,315

Aggregate Amortization Expense
For the six months ended
August 31, 2015	$14,022
August 31, 2014	$11,574

Estimated Amortization Expense
For the fiscal years ended

February 2016	$27,660
February 2017	$26,559
February 2018	$23,105
February 2019	$18,398
February 2020	$16,790
February 2021	$14,767

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

We have completed our analysis of the economic lives of the assets acquired and determined the appropriate allocation of the initial purchase price; however allocated balances are preliminary and may be subject to additional adjustment as we continue to integrate the acquisition. We assigned $7.40 million to trademarks with indefinite economic lives. We assigned $1.20 million to customer relationships and $1.20 million to product formulations and will amortize these assets over expected lives of 19.5 and 20.0 years, respectively. For the customer relationships, we used historical attrition rates to assign an expected life. For product formulations, we used our best estimate of the remaining product life. The trademarks are considered to have indefinite lives that are not subject to amortization. Substantially all the remaining balance of the purchase price was assigned to goodwill, which is expected to be deductible for income tax purposes.The fair values of the intangible assets were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill recognized is expected to be deductible for income tax purposes. As of February 28, 2015, we completed our analysis of the economic lives of all the assets acquired and determined the appropriate initial allocation of the purchase price. We assigned the acquired brand assets an indefinite economic life and are amortizing the customer relationships over an expected weighted average life of approximately seven years. For the customer relationships, we used historical attrition rates to assign an expected life. Since the brand assets acquired are considered to have an indefinite life, they are not subject to amortization.

The following schedule presents the net assets of Healthy Directions as recognized at the acquisition date.

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

Note 10 – Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of August 31, 2015. The commitment under the Credit Agreement terminates on January 16, 2020. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2015, the outstanding revolving loan principal balance was $385.50 million and there were $1.50 million of open letters of credit outstanding against the Credit Agreement. For the fiscal quarter and year-to-date ended August 31, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.43 to 3.50 percent and 1.43 to 4.00 percent, respectively.  For the fiscal quarter and year-to-date ended August 31, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.00 percent for both periods. As of August 31, 2015, the amount available for borrowings under the Credit Agreement was $263.00 million. However, as of August 31, 2015, our debt agreements effectively limited our ability to incur more than $260.84 million of additional debt from all sources, including the Credit Agreement.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		August 31,	February 28,
	Borrowed	Rates	Matures	2015	2015
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$33,807	$35,707
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	60,000	60,000
Credit Agreement	01/15	Floating	01/20	385,500	337,500
Total long-term debt				479,307	433,207
Less current maturities of long-term debt				(23,800)	(21,900)
Long-term debt, excluding current maturities				$455,507	$411,307

 (1) A  $1.90 million principal payment was made on March 1, 2015.  The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at August 31, 2015, computed using a discounted cash flow analysis and comparable market rates was $61.55 million, compared to the $60 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2015.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants, including among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. We were in compliance with the terms of these agreements as of August 31, 2015.

Note 11 – Income Taxes

Income tax expense for the fiscal quarter and year-to-date ended August 31, 2015 was 18.2 and 16.4 percent of income before income taxes, respectively, compared to 9.0 and 12.9 percent, respectively, for the same periods last year. The year-over-year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions and the comparative impact of a tax benefit of $2.07 million recorded in the same period last year related to the resolution of an uncertain tax position with a foreign tax authority. Our year-to-date effective tax rates were also unfavorably impacted by asset impairment charges of $3.00 and $9.00 million for the fiscal year-to-date periods ended August 31, 2015 and 2014, respectively, for which the related tax benefits were $0.34 and $0.86 million, respectively.

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
August 31, 2015
(Level 2) (1)
Assets:
Money market accounts	$882
Foreign currency contracts	658
Total assets	$1,540

Liabilities:
Fixed rate debt (2)	$61,553
Floating rate debt	419,307
Foreign currency contracts	197
Total liabilities	$481,057

Fair Values at
February 28, 2015
(Level 2) (1)
Assets:
Money market accounts	$1,692
Foreign currency contracts	129
Total assets	$1,821

Liabilities:
Fixed rate debt (2)	$62,006
Floating rate debt	373,207
Foreign currency contracts	240
Total liabilities	$435,453

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of their fair market value requires the use of discount rates based upon current market rates of interest for debt with comparable terms. These discount rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.93 percent at August 31, 2015 and 2.05 percent at February 28, 2015. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes. As of August 31, 2015, our derivatives consist of foreign currency contracts. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the fiscal quarter and year-to-date periods ended August 31, 2015, approximately 15 percent of our net sales revenue was in foreign currencies. During both the fiscal quarter and year-to-date periods ended August 31, 2014, approximately 16 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the fiscal quarter and year-to-date ended August 31, 2015, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of currency hedges, of ($1.22) and ($2.10) million, respectively, in SG&A, and ($0.07) and $0.07 million, respectively, in income tax expense. For the fiscal quarter and year-to-date ended August 31, 2014, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of currency hedges, of ($1.10) and ($1.13) million, respectively, in SG&A and $0.06 and $0.10 million, respectively, in income tax expense.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1. SICAD 1 was made available to certain companies that operate in designated industry sectors. At August 31, 2015, the SICAD 1 rate was 12.80 Bolivars to the U.S. Dollar.

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

In February 2015, the Venezuelan government unveiled its latest foreign exchange mechanism known as SIMADI, which replaced the SICAD 2 rate as the lowest rate in Venezuela’s three-tier foreign exchange system.  Under the latest program, SICAD 1 (now referred to as “SICAD”) is still being used in limited circumstances, which we believe preclude us from accessing such rates if we chose to do so. SIMADI is a somewhat less restrictive auction system whose value is determined by market forces. At August 31, 2015, the SIMADI rate was approximately 200 Bolivars to the U.S. Dollar.

Despite the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available to the Company. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD or SIMADI mechanisms, nor do we intend to do so. As of August 31, 2015, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For the fiscal quarters ended August 31, 2015 and 2014, sales in Venezuela represented approximately

1.6 and 0.9 percent, respectively, of the Company’s consolidated net sales revenue. For the fiscal years-to-date ended August 31, 2015 and 2014, sales in Venezuela represented approximately 1.4 and 0.8 percent, respectively, of the Company’s consolidated net sales revenue. At August 31, 2015, we had a U.S. Dollar based net investment in our Venezuelan business of $13.35 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess impacts, if any, such events may have on our Venezuelan business. We will continue to closely monitor the applicability and viability of the various exchange mechanisms.

Interest Rate Risk – Interest on our outstanding debt as of August 31, 2015 is both floating and fixed. Fixed rates are in place on $60 million of 3.90% Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $419.31 million as of August 31, 2015. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	August 31, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2016	$10,500	$556	$-	$-
Foreign currency contracts - sell Euro	Cash flow	2/2017	€28,500	-	102	66
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£4,500	-	-	131
Total fair value				$556	$102	$197

	February 28, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	-	240
Total fair value				$129	$-	$240

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Income (Loss) into Income
	2015	2014	Location	2015	2014
Currency contracts - cash flow hedges	$545	$136	SG&A	$121	$(50)
Interest rate swaps - cash flow hedges	-	16	Interest expense	-	(285)
Total	$545	$152		$121	$(335)

	Six Months Ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other
	(effective portion)		Comprehensive Income (Loss) into Income
	2015	2014	Location	2015	2014
Currency contracts - cash flow hedges	$812	$214	SG&A	$240	$(216)
Interest rate swaps - cash flow hedges	-	28	Interest expense	-	(1,199)
Total	$812	$242		$240	$(1,415)

We expect net gains of $0.36 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Note 14 – Repurchase of Helen of Troy Common Stock

As of August 31, 2015, we were authorized by our Board of Directors to purchase up to $215.31 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Common stock repurchased on the open market or through tender offer
Number of shares	556,591	-	556,591	4,102,143	(1)
Aggregate market value of shares (in thousands)	$50,000	$-	$50,000	$273,599
Average price per share	$89.83	$-	$89.83	$66.70

Common stock received in connection with share-based compensation
Number of shares	1,282	-	1,282	70,079	(2)
Aggregate market value of shares (in thousands)	$119	$-	$119	$4,686
Average price per share	$92.49	$-	$92.49	$66.87

(1)

Includes a modified “Dutch auction” tender offer completed on March 14, 2014, resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.

(2)

Includes 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, which were tendered by our former CEO as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

Note 15 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans. During the fiscal quarter and year-to-date periods ended August 31, 2015, the Company had the following share-based compensation activity:

•

We granted options to purchase 17,000 and 162,500 shares of common stock, respectively, to certain officers and employees. The fair values of these options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $24.34 to $30.06 for grants with terms of four and five years. The following assumptions were used for the grants: expected lives ranging from 4.05 to 4.35 years; risk-free interest rates ranging from 0.86 to 1.38 percent; zero dividend yield; and expected volatilities ranging from 37.26 to 39.70 percent.

•

We issued 1,386 and 2,961 restricted shares, respectively, to non-employee Board members with total grant date fair values of $0.13 and $0.25 million, respectively, and average share prices of $88.45 and $82.95, respectively.

•	During the fiscal quarter ended May 31, 2015, we issued 2,000 shares of common stock to our CEO at a fair value of $89.12 per share.

•	Employees exercised stock options to purchase 38,629 and 145,454 shares of common stock, respectively.

•	Employees purchased 12,155 shares of common stock for $0.79 million through our employee stock purchase plan.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Stock options	$644	$910	$1,337	$1,614
Directors stock compensation	175	219	350	466
Performance based and other stock awards	887	687	2,132	1,105
Employee stock purchase plan	223	167	223	167
Share-based payment expense	1,929	1,983	4,042	3,352
Less income tax benefits	(274)	(246)	(593)	(373)
Share-based payment expense, net of income tax benefits	$1,655	$1,737	$3,449	$2,979

Earnings per share impact of share based payment expense:
Basic	$0.06	$0.06	$0.12	$0.10
Diluted	$0.06	$0.06	$0.12	$0.10

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3.“Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1. of this report.

Throughout MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 44 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

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

Our business is dependent upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 79 percent of our fiscal year 2015 net sales revenue was from U.S. shipments. We believe that domestic macroeconomic conditions continue to improve the prospects for our business. However, we believe consumers remain cautious. Internationally, we have been negatively affected by the strength of the U.S. Dollar, which had the effect of lowering reported U.S. Dollar consolidated net sales revenue by $8.64 and $16.35 million, respectively, during the fiscal quarter and year-to-date periods ended August 31, 2015, compared to the same periods last year. While recent Chinese currency devaluations in August 2015 may lower product costs over time for the goods we source from China, we believe there is a possibility that local commodity and labor inflation could offset any product cost decreases arising from these, or any future Chinese currency devaluations.

We continue to believe that the growth in the internet as a sales channel is reducing market share in the traditional “brick and mortar” channels. We believe it will become increasingly important to leverage our domestic distribution capabilities to meet the logistical challenge of higher frequency, smaller order size shipments. We also believe our acquisition of Healthy Directions has brought additional internet and direct-to-consumer expertise to our Company, which we hope will provide us with future operational scale to further develop the internet channel across other product lines.

Significant Recent Developments

•

In March 2015, we announced the introduction of a premium line of kitchen electrics under the OXO On brand. The initial line will consist of motorized toasters, coffee makers, a coffee grinder, an electric kettle, an immersion blender, and a hand mixer. The line began shipping in September 2015 and offers several unique features, as well as thoughtful design elements based on OXO’s universal design ethos. We believe OXO On appliances will provide the simplicity, functionality, and thoughtfulness consumers have come to expect from the OXO brand.

•	As of August 31, 2015, we have substantially completed the transition of the Nutritional Supplements segment order fulfillment operations to our Southaven, Mississippi distribution facility.

•	In August 2015, we repurchased 556,591 shares of our common stock in the open market at an average price of $89.93 per share for a total cost of $50 million.

•

We consolidated and reorganized our Beauty segment’s organizational structure, eliminating certain overlapping functions to more efficiently leverage our scale, better focus on consumer-centric innovation, and best serve our professional and retail customers. The entire segment is now served by a common shared service structure for marketing, financial and other back-office support. We believe this was a critical step in our efforts to stabilize and ultimately grow the Beauty segment.

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter and year-to-date periods ended August 31, 2015 increased $49.18 and $82.75 million, or 15.4 and 13.1 percent, respectively to $369.13 and $714.47 million, respectively, compared to $319.95 and $631.73 million, respectively, for the same periods last year. Core business net sales revenue increased $34.94 and $28.41 million, or 10.9 and 4.5 percent, for the fiscal quarter and year-to-date periods ended August 31, 2015, respectively, compared to the same periods last year. Net sales revenue for the fiscal quarter and year-to-date periods ended August 31, 2015 includes the unfavorable impact of net foreign exchange fluctuations of $8.64 and $16.35 million, respectively, compared to the same periods last year, most of which impacted the Healthcare / Home Environment and Beauty segments. Net sales revenue in our Housewares segment increased $9.21 and $7.64 million for the fiscal quarter and year-to-date periods ended August 31, 2015, or 13.2 and 5.6 percent, respectively, compared to the same periods last year. Net sales revenue in our Healthcare / Home Environment segment increased $17.04 and $17.59 million for the fiscal quarter and year-to-date periods ended August 31, 2015, or 13.5 and 6.5 percent, respectively, compared to the same periods last year. The Nutritional Supplements segment contributed net sales revenue of $38.05 and $77.49 million for the fiscal quarter and year-to-date periods ended August 31, 2015, respectively. Net sales revenue in our Beauty segment increased $9.52 and $4.67 million for the fiscal quarter and year-to-date periods ended August 31, 2015, or 9.6 and 2.3 percent, respectively, compared to the same periods last year.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter ended August 31, 2015 include the following:

•Consolidated gross profit margin decreased 1.7 percentage points to 40.1 percent for the fiscal quarter ended August 31, 2015, compared to 41.8 percent for the same period last year. Consolidated gross profit margin increased 0.7 percentage points to 40.8 percent for the fiscal year-to-date ended August 31, 2015, compared to 40.1 percent for the same period last year.

•Our SG&A ratio decreased 2.8 percentage points to 31.3 percent for the fiscal quarter ended August 31, 2015, compared to 34.1 percent for the same period last year. Our SG&A ratio increased 1.0 percentage point to 32.1 percent for the fiscal year-to-date ended August 31, 2015, compared to 31.1 percent for the same period last year.

•Operating income was $32.43 and $58.98 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015, compared to $24.60 and $47.73 million for the same periods last year. Operating income for the year-to-date period ended August 31, 2015 included non-cash intangible asset impairment charges of $3.00 million, compared to $9.00 million for the same period last year.

•

Adjusted operating margin decreased 0.2 percentage points to 11.2 percent for the fiscal quarter ended August 31, 2015, compared to 11.4 percent for the same period last year. Adjusted operating margin decreased 0.7 percentage points to 11.2 percent for the year-to-date ended August 31, 2015, compared to 11.9 percent for the same period last year.

•

Income tax expense was $5.43 and $8.81 million, or 18.2 and 16.4 percent of income before taxes, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015, compared to $1.86 and $5.22 million, or 9.0 and 12.9 percent of income before taxes, respectively, for the same periods last year.

•Net income was $24.45 and $44.86 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015, compared to $18.84 and $35.24 million, respectively, for the same periods last year. Diluted earnings per share was $0.84 and $1.54, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015, compared to $0.65 and $1.21, respectively, for the same periods last year.

•Adjusted income was $32.33 and $63.04 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015, compared to $28.55 and $59.31 million, respectively, for the same periods last year. Our adjusted diluted EPS was $1.12 and $2.17, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015, compared to $0.99 and $2.03, respectively, for the same periods last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures on pages 30 through 31 for the fiscal quarter and 36 through 38 for the year-to-date period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA (1) (2)

(in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Sales revenue by segment, net
Housewares	$78,848	$69,637	$9,211	13.2%	21.4%	21.8%
Healthcare / Home Environment	143,254	126,218	17,036	13.5%	38.8%	39.4%
Nutritional Supplements	38,048	24,634	13,414	54.5%	10.3%	7.7%
Beauty	108,979	99,460	9,519	9.6%	29.5%	31.1%
Total sales revenue, net	369,129	319,949	49,180	15.4%	100.0%	100.0%
Cost of goods sold	221,124	186,205	34,919	18.8%	59.9%	58.2%
Gross profit	148,005	133,744	14,261	10.7%	40.1%	41.8%
Selling, general and administrative expense	115,573	109,141	6,432	5.9%	31.3%	34.1%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	32,432	24,603	7,829	31.8%	8.8%	7.7%
Nonoperating income (expense), net	(46)	97	(143)	*	0.0%	0.0%
Interest expense	(2,503)	(3,998)	1,495	(37.4)%	(0.7)%	(1.2)%
Total other expense	(2,549)	(3,901)	1,352	(34.7)%	(0.7)%	(1.2)%
Income before income taxes	29,883	20,702	9,181	44.3%	8.1%	6.5%
Income tax expense	5,431	1,863	3,568	*	1.5%	0.6%
Net income	$24,452	$18,839	$5,613	29.8%	6.6%	5.9%

	Six Months Ended August 31,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Sales revenue by segment, net
Housewares	$144,034	$136,393	$7,641	5.6%	20.2%	21.6%
Healthcare / Home Environment	286,296	268,707	17,589	6.5%	40.1%	42.5%
Nutritional Supplements	77,488	24,634	52,854	*	10.8%	3.9%
Beauty	206,656	201,993	4,663	2.3%	28.9%	32.0%
Total sales revenue, net	714,474	631,727	82,747	13.1%	100.0%	100.0%
Cost of goods sold	423,150	378,463	44,687	11.8%	59.2%	59.9%
Gross profit	291,324	253,264	38,060	15.0%	40.8%	40.1%
Selling, general and administrative expense	229,349	196,538	32,811	16.7%	32.1%	31.1%
Asset impairment charges	3,000	9,000	(6,000)	(66.7)%	0.4%	1.4%
Operating income	58,975	47,726	11,249	23.6%	8.3%	7.6%
Nonoperating income (expense), net	91	147	(56)	(38.1)%	0.0%	0.0%
Interest expense	(5,394)	(7,415)	2,021	(27.3)%	(0.8)%	(1.2)%
Total other expense	(5,303)	(7,268)	1,965	(27.0)%	(0.7)%	(1.2)%
Income before income taxes	53,672	40,458	13,214	32.7%	7.5%	6.4%
Income tax expense	8,810	5,221	3,589	68.7%	1.2%	0.8%
Net income	$44,862	$35,237	$9,625	27.3%	6.3%	5.6%

(1)

Healthy Directions was acquired on June 30, 2014 and its operations are reported under the Nutritional Supplements segment. Results reported include three- and two-months, respectively, and six- and two-months, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015 and 2014.

(2)

The VapoSteam business was acquired on March 31, 2015 and its operations are reported under the Healthcare / Home Environment segment. Results reported include three- and five-months, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2015.

* Calculation is not meaningful or comparable.

Second Quarter of Fiscal Year 2016 Compared to Second Quarter of Fiscal Year 2015

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended August 31, 2015 increased $49.18 million to $369.13 million, compared to $319.95 million for the same period last year, an increase of 15.4 percent. Net sales revenue in our Housewares segment increased $9.21 million, or 13.2 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $17.04 million, or 13.5 percent, compared to the same period last year, despite an unfavorable impact of $5.68 million from foreign currency fluctuations, or 4.5 percent, compared to the same period last year. The Nutritional Supplements segment contributed net sales revenue of $38.05 million. Net sales revenue in our Beauty segment increased $9.52 million, or 9.6 percent, compared to the same period last year. Foreign currency fluctuations had the effect of reducing U.S. Dollar reported net sales revenue for the Beauty segment by $2.62 million, or 2.6 percent, compared to the same period last year.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended August 31,
	2015	2014
Prior year's sales revenue, net	$319,949	$319,387
Components of sales revenue change, net
Core business	34,937	(24,072)
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (one month in fiscal 2016, two months in fiscal 2015)	13,445	24,634
Vicks VapoSteam (three months in fiscal year 2016)	798	-
Change in sales revenue, net	49,180	562
Total sales revenue, net	$369,129	$319,949

Total net sales revenue growth	15.4%	0.2%
Core business	10.9%	(7.5)%
Acquisitions	4.5%	7.7%

Impact of foreign currencies on net sales revenue:

During the fiscal quarters ended August 31, 2015 and 2014, approximately 15 and 16 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the fiscal quarter ended August 31, 2015, the impact of net foreign currency exchange rate fluctuations decreased our consolidated U.S. Dollar reported net sales revenue by approximately $8.64 million. In our Beauty segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $2.62 million unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Healthcare / Home Environment segments, where our European, Canadian and Far East operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had unfavorable impacts of $0.34 and $5.68 million, respectively, on U.S. Dollar reported net sales revenue.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended August 31, 2015 increased $9.21 million, or 13.2 percent, to $78.85 million, compared to $69.64 million for the same period last year. Higher  unit volumes contributed approximately 15.7 percent to the segment’s net sales revenue growth, partially offset by an approximate 2.5 percent decrease in average unit selling price, largely due to sales mix. The increase in net sales revenue was primarily due to new product introductions and strong point of sale activity across multiple key retail and internet customers. We expect year-over-year growth to return to more normalized levels in the mid-single digits for the remainder of the fiscal year. The segment continued to experience year-over-year gains from infant and toddler care products and from shipments of its recently introduced Greensaver storage products designed to prolong the refrigerated storage life of produce. We expect OXO’s longer-term growth to continue to be driven by new products, category expansion, and expanded shelf space and assortments at key traditional and internet retailers.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the fiscal quarter ended August 31, 2015 increased $17.04 million, or 13.5 percent, to $143.25 million, compared to $126.22 million for the same period last year. Higher  unit volumes contributed approximately 12.3 percent to the segment’s growth, and an overall increase in average unit selling prices contributed approximately 1.2 percent, despite the impact of unfavorable foreign currency exchange fluctuations of $5.68 million, or 4.5 percent.  Our largest net sales revenue gains were realized in healthcare, where the segment continues to benefit from recent new product introductions, particularly in thermometry and humidifiers in the pharmacy distribution channel. In home environment, fan shipments achieved extremely high sell-through in the U.S., Canada and Europe due to sustained high summer temperatures.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014. Net sales revenue for the fiscal quarter ended  August 31, 2015 was $38.05 million, compared to $24.63 million for the two months for which comparable information was reported in the same period last year.

Beauty Segment - Net sales revenue in the Beauty segment for the fiscal quarter ended August 31, 2015 increased $9.52 million, or 9.6 percent, to $108.98 million, compared to $99.46 million for the same period last year. Higher  unit volumes contributed approximately 9.1 percent to the segment’s growth, and an increase in average unit selling prices contributed 0.5 percent. Foreign currency fluctuations had the effect of reducing U.S. Dollar reported net sales revenue for the Beauty segment by $2.62 million, or 2.6 percent, compared to the same period last year. Volume gains were driven by a new product distribution arrangement in the U.S. for certain pedicure products, growth in the professional curling iron category, the resolution of the West Coast port disruption that pushed sales from the first quarter to the second quarter of fiscal year 2016, and the comparative impact of inventory adjustments by certain retailers in the same period last year. While we believe we have made progress to stabilize recent segment sales declines in the face of foreign currency headwinds, we do not expect meaningful sales growth in this segment for the full fiscal year 2016.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the fiscal quarter ended August 31, 2015 decreased 1.7 percentage points to 40.1 percent, compared to 41.8 percent for the same period last year. The decrease in consolidated gross profit margin is primarily due to the unfavorable impact of foreign currency fluctuations and a lower margin product and channel sales mix, partially offset by the impact of the addition of the Nutritional Supplements segment. For the fiscal quarters ended August 31, 2015 and 2014, the three- and two-months of operating results of the Nutritional Supplements segment in each period increased the gross profit margin by 3.7 and 2.6 percentage points, respectively.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense:

Our consolidated SG&A ratio decreased 2.8 percentage points to 31.3 percent for fiscal quarter ended August 31, 2015, compared to 34.1 percent for the same period last year. The decrease was primarily due to the impact that higher net sales revenue had on operating leverage, partially offset by the impact of an additional month of results from the Nutritional Supplements business, which operates with a higher relative SG&A ratio.

Operating income by segment:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT (1) (2)

(in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Housewares	$15,142	$13,891	$1,251	9.0%	19.2%	19.9%
Healthcare / Home Environment	4,808	4,508	300	6.7%	3.4%	3.6%
Nutritional Supplements	2,969	110	2,859	*	7.8%	0.4%
Beauty	9,513	6,094	3,419	56.1%	8.7%	6.1%
Total operating income	$32,432	$24,603	$7,829	31.8%	8.8%	7.7%

(1)

Healthy Directions was acquired on June 30, 2014 and its operations are reported under the Nutritional Supplements segment. Results reported include three- and two-months, respectively, for the fiscal quarters ended August 31, 2015 and 2014.

(2)

The VapoSteam business was acquired on March 31, 2015 and its operations are reported under the Healthcare / Home Environment segment. Results reported include three months for the fiscal quarter ended August 31, 2015, with no comparable results in the same period last year.

* Calculation is not meaningful or comparable.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 44.

Housewares Segment - Operating income for the fiscal quarter ended August 31, 2015 increased $1.25 million, or 9.0 percent, compared to the same period last year. Operating margin decreased 0.7 percentage points to 19.2, compared to 19.9 percent for the same period last year. The decrease in operating margin was due to higher compensation expense incurred to expand into new categories and increase operating capacity and higher media advertising and product development expenses supporting new products and categories.

Healthcare / Home Environment Segment - Operating income for the fiscal quarter ended August 31, 2015 increased $0.30 million, or 6.7 percent, compared to the same period last year. Operating margin decreased 0.2 percentage points to 3.4 percent, compared to 3.6 percent for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue. Operating margin was also negatively impacted by a lower margin product and channel sales mix and higher product development expenses.

Nutritional Supplements Segment - The Nutritional Supplements segment’s operating income reflects operating results from Healthy Directions, which we acquired on June 30, 2014. The segment’s operating income was $2.97 million, resulting in an operating margin of 7.8 percent. The previous year’s operating margin included $3.61 million of acquisition-related expenses incurred in connection with the purchase of Healthy Directions. Operating margin for the fiscal quarter ended August 31, 2015 reflects incremental investments in promotions, advertising, customer acquisition, and channel development. The segment’s operating income also now includes allocations of shared service and corporate overhead expenses that were not made in fiscal year 2015, the year of acquisition. For the three months ended August 31, 2015, those allocations totaled $0.86 million.

Beauty Segment - Operating income for the fiscal quarter ended August 31, 2015 increased $3.42 million to $9.51 million, compared to $6.09 million for the same period last year. Operating margin increased 2.6 percentage points to 8.7 percent, compared to 6.1 percent for the same period last year. The increase in operating margin was principally due to the impact higher net sales had on operating leverage, partially offset by the unfavorable impact of foreign currency fluctuations.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Three Months Ended August 31, 2015
	Housewares		Healthcare / Home Environment		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$15,142	19.2%	$4,808	3.4%	$2,969	7.8%	$9,513	8.7%	$32,432	8.8%
Acquisition-related expenses (1)	-	-%	-	-%	-	-%	-	-%	-	-%
Subtotal	15,142	19.2%	4,808	3.4%	2,969	7.8%	9,513	8.7%	32,432	8.8%
Amortization of intangible assets (2)	338	0.4%	3,868	2.7%	1,564	4.1%	1,438	1.3%	7,208	2.0%
Non-cash share-based compensation (3)	325	0.4%	533	0.4%	273	0.7%	746	0.7%	1,877	0.5%
Adjusted operating income (non-GAAP)	$15,805	20.0%	$9,209	6.4%	$4,806	12.6%	$11,697	10.7%	$41,517	11.2%

	Three Months Ended August 31, 2014
	Housewares		Healthcare / Home Environment		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$13,891	19.9%	$4,508	3.6%	$110	0.4%	$6,094	6.1%	$24,603	7.7%
Acquisition-related expenses (1)	-	-%	-	-%	3,611	14.7%	-	-%	3,611	1.1%
Subtotal	13,891	19.9%	4,508	3.6%	3,721	15.1%	6,094	6.1%	28,214	8.8%
Amortization of intangible assets (2)	312	0.4%	3,474	2.8%	1,043	4.2%	1,486	1.5%	6,315	2.0%
Non-cash share-based compensation (3)	260	0.4%	81	0.1%	-	-%	1,576	1.6%	1,917	0.6%
Adjusted operating income (non-GAAP)	$14,463	20.8%	$8,063	6.4%	$4,764	19.3%	$9,156	9.2%	$36,446	11.4%

In the tables above, footnote references (1) to (3) correspond to the notes beginning on page 31 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the

Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 38.

Interest expense:

Interest expense for the fiscal quarter ended August 31, 2015 was $2.50 million, compared to $4.00 million for the same period last year. Interest expense was lower compared to the same period last year principally due to a combination of more favorable interest rates under the Credit Agreement and a reduction in the average debt balance for the fiscal quarter ended August 31, 2015.

Income tax expense:

Income tax expense for the fiscal quarter ended August 31, 2015 was 18.2 percent of income before income taxes, compared to 9.0 percent for the same period last year. The year-over-year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions and the comparative impact of a tax benefit of $2.07 million recorded in the same period last year related to the resolution of an uncertain tax position with a foreign tax authority.

Net income:

Net income for the fiscal quarter ended August 31, 2015 increased by $5.61 million, compared to the same period last year. Our diluted earnings per share increased $0.19 to $0.84 compared to $0.65 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact acquisition-related expenses, amortization of intangible assets and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Three Months Ended August 31,		Basic EPS		Diluted EPS
	2015	2014	2015	2014	2015	2014
Net income as reported (GAAP)	$24,452	$18,839	$0.86	$0.66	$0.84	$0.65
Acquisition-related expenses, net of tax (1)	-	2,306	-	0.08	-	0.08
Subtotal	24,452	21,145	0.86	0.75	0.84	0.73
Amortization of intangible assets, net of tax (2)	6,278	5,732	0.22	0.20	0.22	0.20
Non-cash share-based compensation, net of tax (3)	1,603	1,671	0.06	0.06	0.06	0.06
Adjusted income (non-GAAP)	$32,333	$28,548	$1.14	$1.00	$1.12	$0.99

Weighted average shares of common stock used in computing basic and diluted EPS (GAAP)			28,435	28,372	28,986	28,769

(1)	Acquisition-related expense of $3.61 million ($2.31 million after tax) incurred in connection with the purchase of Healthy Directions on June 30, 2014.

(2)	For the fiscal quarters ended August 31, 2015 and 2014, amortization of intangible assets was $7.21 million ($6.28 million after tax) and $6.32 million ($5.73 million after tax), respectively.

(3)	For the fiscal quarters ended August 31, 2015 and 2014, non-cash share based compensation was $1.88 million ($1.60 million after tax) and $1.92 million ($1.67 million after tax), respectively.

Adjusted income for the fiscal quarter ended August 31, 2015 increased $3.79 million compared to the same period last year. The increase in adjusted income was primarily due to:

•	increased net sales revenue;

•	improved operating leverage;

•	incremental operating income from the Healthy Directions and VapoSteam acquisitions; and

•	lower interest expense.

These favorable factors were partially offset by:

•	the unfavorable impact of foreign currency fluctuations;

•	proportionally higher investment in advertising, marketing, new products, and channel development as a percentage of net sales revenue; and

•	higher tax expense.

Adjusted diluted EPS was $1.12 for the fiscal quarter ended August 31, 2015, compared to $0.99 for the same period last year. Adjusted diluted EPS increased due to the impact of higher earnings offset by slightly higher weighted average diluted shares outstanding for the fiscal quarter ended August 31, 2015, compared to the same period last year. The fiscal quarter ended August 31, 2015 included a weighted average portion of the diluted share impact of 556,591 shares repurchased in the open market in August 2015.

Adjusted income and EPS, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 38.

First Six Months of Fiscal Year 2016 Compared to First Six Months of Fiscal Year 2015

Consolidated net sales revenue:

Consolidated net sales revenue for the six months ended August 31, 2015 increased $82.75 million to $714.47 million, compared to $631.73 million for the same period last year, an increase of 13.1 percent. Net sales revenue in our Housewares segment increased $7.64 million, or 5.6 percent, compared to the same period last year. Net sales revenue in our Healthcare / Home Environment segment increased $17.59 million, or 6.5 percent, compared to the same period last year, despite an unfavorable impact of $10.85 million from foreign currency fluctuations, or 4.0 percent, compared to the same period last year. The Nutritional Supplements segment contributed net sales revenue of $77.49 million. Net sales revenue in our Beauty segment increased $4.67 million, or 2.3 percent, compared to the same period last year. Foreign currency fluctuations had the effect of reducing U.S. Dollar reported net sales revenue for the Beauty segment by $4.78 million, or 2.4 percent, compared to the same period last year.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Six Months Ended August 31,
	2015	2014
Prior year's sales revenue, net	$631,727	$623,903
Components of sales revenue change, net
Core business	28,412	(16,810)
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (four months in fiscal year 2016, two months in fiscal year 2015)	52,885	24,634
Vicks VapoSteam (five months in fiscal year 2016)	1,450	-
Change in sales revenue, net	82,747	7,824
Total sales revenue, net	$714,474	$631,727

Total net sales revenue growth	13.1%	1.3%
Core business	4.5%	(2.7)%
Acquisitions	8.6%	3.9%

Impact of foreign currencies on net sales revenue:

During the six months ended August 31, 2015 and 2014, approximately 15 and 16 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the six months ended August 31, 2015, the impact of net foreign currency exchange rate fluctuations decreased our consolidated U.S. Dollar reported net sales revenue by approximately $16.35 million. In our Beauty segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $4.78 million unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Healthcare / Home Environment segments, where our European, Canadian and Far East operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had unfavorable impacts of $0.72 and $10.85 million, respectively, on U.S. Dollar reported net sales revenue.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the six months ended August 31, 2015 increased $7.64 million, or 5.6 percent, to $144.03 million, compared to $136.39 million for the same period last year. Higher  unit volumes contributed approximately 12.4 percent to the segment’s growth, partially offset by an approximate 6.8 percent decrease in average unit selling price, largely due to sales mix. The increase in net sales revenue was primarily due to new product introductions and strong point of sale activity across multiple key retail and internet customers. The segment continued to experience year-over-year gains from infant and toddler care products and from shipments of its recently introduced Greensaver storage products designed to prolong the refrigerated storage life of produce. We expect OXO’s longer-term growth to continue to be driven by new products, category expansion, and expanded shelf space and assortments at key traditional and internet retailers.

Healthcare / Home Environment Segment - Net sales revenue in the Healthcare / Home Environment segment for the six months ended August 31, 2015 increased $17.59 million, or 6.5 percent, to $286.30 million, compared to $268.71 million for the same period last year. Higher  unit volumes contributed approximately 7.1 percent to the segment’s growth, partially offset by an approximate 0.6 percent decrease in average unit selling price, largely due to an unfavorable foreign currency impact of $10.85 million, or 4.0 percent.  In our healthcare product category, the segment continues to benefit from recent new product introductions, particularly in thermometry and humidifiers in the pharmacy distribution channel. In our home environment product category, fan shipments achieved high sell-through in the U.S., Canada and Europe due to sustained high summer temperatures. Fan sales gains were offset by declines in air purification and water filtration.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014. Net sales revenue for the six months ended August 31, 2015 was $77.49 million, compared to $24.63 million for the two months for which comparable information was reported in the same period last year.

Beauty Segment - Net sales revenue in the Beauty segment for the six months ended August 31, 2015 increased $4.67 million, or 2.3 percent, to $206.66 million, compared to $201.99 million for the same period last year. Higher  unit volumes contributed approximately 3.9 percent to the segment’s growth, partially offset by an approximate 1.6 percent decrease in average unit selling price, largely due to an unfavorable foreign currency impact of $4.78 million, or 2.4 percent. Volume gains were driven by a new product distribution arrangement in the U.S. for certain pedicure products, growth in the professional curling iron category and the comparative impact of inventory adjustments by certain retailers in the same period last year.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the six months ended August 31, 2015 increased 0.7 percentage points to 40.8 percent, compared to 40.1 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to the addition of the Nutritional Supplements segment, partially offset by the unfavorable impact of foreign currency fluctuations and a lower margin product and channel sales mix. For the six months ended August 31, 2015 and 2014, the six-and two-months of operating results of the Nutritional Supplements segment in each period increased the gross profit margin by 3.9 and 1.3 percentage points, respectively.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 1.0 percentage point to 32.1 percent for six months ended August 31, 2015, compared to 31.1 percent for the same period last year. The addition of the Nutritional Supplements and VapoSteam acquisitions increased our SG&A ratio by 1.0 percentage point year-over-year.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method. We recorded a similar charge of $9.00 million ($8.16 million after tax) during the first quarter of fiscal year 2015.

Operating income by segment:

The following table sets forth segment operating income for the periods covered below:

OPERATING INCOME BY SEGMENT (1) (2)

(in thousands)

	Six Months Ended August 31,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Housewares	$26,325	$26,926	$(601)	(2.2)%	18.3%	19.7%
Healthcare / Home Environment	13,226	13,225	1	0.0%	4.6%	4.9%
Nutritional Supplements	5,589	110	5,479	*	7.2%	0.4%
Beauty	13,835	7,465	6,370	85.3%	6.7%	3.7%
Total operating income	$58,975	$47,726	$11,249	23.6%	8.3%	7.6%

(1)

Healthy Directions was acquired on June 30, 2014 and its operations are reported under the Nutritional Supplements segment. Results reported include six- and two-months, respectively, for the year-to-date periods ended August 31, 2015 and 2014.

(2)

The VapoSteam business was acquired on March 31, 2015 and its operations are reported under the Healthcare / Home Environment segment. Results reported include five months for the fiscal year-to-date period ended August 31, 2015, with no comparable results in the same period last year.

* Calculation is not meaningful or comparable.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 44.

Housewares Segment - Operating income for the six months ended August 31, 2015 decreased $0.60 million, or 2.2 percent, compared to the same period last year. Operating margin decreased 1.4 percentage points to 18.3 percent, compared to 19.7 percent for the same period last year. The decrease in operating margin was due to higher compensation expense incurred to expand into new categories and increase operating capacity and higher media advertising and product development expenses supporting new products and categories.

Healthcare / Home Environment Segment - Operating income of $13.23 million for the six months ended August 31, 2015 was essentially flat when compared to the same period last year. Operating margin decreased 0.3 percentage points to 4.6 percent, compared to 4.9 percent for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue and operating income, partially offset by the impact higher net sales had on operating leverage.

Nutritional Supplements Segment - The Nutritional Supplements segment’s operating income reflects operating results from Healthy Directions, which we acquired on June 30, 2014. The segment’s operating income was $5.59 million, resulting in an operating margin of 7.2 percent. The previous year’s operating margin included $3.61 million of acquisition-related expenses incurred in connection with the purchase of Healthy Directions. Operating margin for the fiscal year-to-date reflects incremental investments in promotions, advertising, customer acquisition, and channel development. The segment’s operating income also now includes allocations of shared service and corporate overhead expenses that were not made in fiscal year 2015, the year of acquisition. For the six months ended August 31, 2015, those allocations totaled $1.60 million.

Beauty Segment - Operating income for the six months ended August 31, 2015 increased $6.37 million to $13.84 million, compared to $7.47 million for the same period last year. Operating margin increased 3.0 percentage points to 6.7 percent, compared to 3.7 percent for the same period last year. Operating income includes non-cash intangible asset impairment charges of $3.00 and $9.00 million in the six months ended August 31, 2015 and 2014, respectively. The increase in operating margin is principally due to the impact higher net sales had on operating leverage and the year-over-year decline in impairment charges, partially offset by the unfavorable impact of foreign currency fluctuations.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Six Months Ended August 31, 2015
	Housewares		Healthcare / Home Environment		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$26,325	18.3%	$13,226	4.6%	$5,589	7.2%	$13,835	6.7%	$58,975	8.3%
Asset impairment charges (1)	-	-%	-	-%	-	-%	3,000	1.5%	3,000	0.4%
Subtotal	26,325	18.3%	13,226	4.6%	5,589	7.2%	16,835	8.1%	61,975	8.7%
Amortization of intangible assets (3)	650	0.5%	7,368	2.6%	3,128	4.0%	2,876	1.4%	14,022	2.0%
Non-cash share-based compensation (4)	631	0.4%	1,128	0.4%	576	0.7%	1,603	0.8%	3,938	0.6%
Adjusted operating income (non-GAAP)	$27,606	19.2%	$21,722	7.6%	$9,293	12.0%	$21,314	10.3%	$79,935	11.2%

	Six Months Ended August 31, 2014
	Housewares		Healthcare / Home Environment		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$26,926	19.7%	$13,225	4.9%	$110	0.4%	$7,465	3.7%	$47,726	7.6%
Asset impairment charges (1)	-	-%	-	-%	-	-%	9,000	4.5%	9,000	1.4%
Acquisition-related expenses (2)	-	-%	-	-%	3,611	14.7%	-	-%	3,611	0.6%
Subtotal	26,926	19.7%	13,225	4.9%	3,721	15.1%	16,465	8.2%	60,337	9.6%
Amortization of intangible assets (3)	623	0.5%	6,937	2.6%	1,043	4.2%	2,971	1.5%	11,574	1.8%
Non-cash share-based compensation (4)	534	0.4%	662	0.2%	-	-%	2,016	1.0%	3,212	0.5%
Adjusted operating income (non-GAAP)	$28,083	20.6%	$20,824	7.7%	$4,764	19.3%	$21,452	10.6%	$75,123	11.9%

In the tables above, footnote references (1) to (4) correspond to the notes beginning on page 37 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 38.

Interest expense:

Interest expense for the six months ended August 31, 2015 was $5.39 million, compared to $7.42 million for the same period last year. Interest expense was lower compared to the same period last year principally due to a combination of more favorable interest rates under the Credit Agreement and a reduction in the average debt balance for the six months ended August 31, 2015.

Income tax expense:

Income tax expense for the six months ended August 31, 2015 was 16.4 percent of income before income taxes, compared to 12.9 percent for the same period last year. The year-over-year comparison of our effective tax rates was primarily impacted by shifts in the mix of taxable income in our various tax jurisdictions and the comparative impact of a tax benefit of $2.07 million recorded in the same period last year related to the resolution of an uncertain tax position with a foreign tax authority. Our effective tax rates were also unfavorably impacted by asset impairment charges of $3.00 million for the six months ended August 31, 2015, and $9.0 million for the six months ended August 31, 2014, for which the related tax benefits were $0.34 and $0.85 million, respectively.

Net income:

Net income for the six months ended August 31, 2015 increased by $9.63 million, compared to the same period last year. Our diluted earnings per share increased $0.33 to $1.54 compared to $1.21 for the same period last year.

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

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Six Months Ended August 31,		Basic EPS		Diluted EPS
	2015	2014	2015	2014	2015	2014
Net income as reported (GAAP)	$44,862	$35,237	$1.58	$1.23	$1.54	$1.21
Asset impairment charges, net of tax (1)	2,656	8,155	0.09	0.28	0.09	0.28
Acquisition-related expenses, net of tax (2)	-	2,306	-	0.08	-	0.08
Subtotal	47,518	45,698	1.67	1.59	1.64	1.57
Amortization of intangible assets, net of tax (3)	12,172	10,774	0.43	0.37	0.42	0.37
Non-cash share-based compensation, net of tax (4)	3,345	2,839	0.12	0.10	0.12	0.09
Adjusted income (non-GAAP)	$63,035	$59,311	$2.21	$2.06	$2.17	$2.03

Weighted average shares of common stock used in computing basic and diluted EPS (GAAP)			28,478	28,738	29,037	29,192

(1)

For the six months ended August 31, 2015 and 2014, non-cash intangible asset impairment charges totaling $3.00 million ($2.66 million after tax) and $9.00 million ($8.16 million after tax), respectively.

(2)	Acquisition-related expense of $3.61 million ($2.31 million after tax) incurred in connection with the purchase of Healthy Directions on June 30, 2014.

(3)	For the six months ended August 31, 2015 and 2014, amortization of intangible assets was $14.02 million ($12.17 million after tax) and $11.57 million ($10.77 million after tax), respectively.

(4)	For the six months ended August 31, 2015 and 2014, non-cash share based compensation was $3.94 million ($3.35 million after tax) and $3.21 million ($2.84 million after tax), respectively.

Adjusted income increased $3.72 million for the six months ended August 31, 2015, compared to the same period last year. The increase in adjusted income is primarily due to:

•	increased net sales revenue;

•	improved operating leverage;

•	incremental operating income from the Healthy Directions and VapoSteam acquisitions; and

•	lower interest expense.

These favorable factors were partially offset by:

•	the unfavorable impact of foreign currency fluctuations;

•	proportionally higher investment in advertising, marketing, new products, and channel development as a percentage of net sales revenue; and

•	higher tax expense.

Adjusted diluted EPS was $2.17 for the six months ended August 31, 2015, compared to $2.03 for the same period last year. Adjusted diluted EPS increased due to the combined impacts of higher earnings and slightly lower weighted average diluted shares outstanding for the six months ended August 31, 2015, compared to the same period last year. The six months ended August 31, 2015 includes a weighted average portion of the diluted share impact of 556,591 shares repurchased in the open market in August 2015.

The tables referred to on pages 30,  31,  36, and 37 entitled “Adjusted operating income and operating margin” and “Adjusted income and EPS”, respectively report operating income, operating margin, net income, and EPS without the after tax impact of non-cash asset impairment charges, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 44. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Six Months Ended August 31,
	2015	2014
Accounts Receivable Turnover (Days)	55.7	63.8
Inventory Turnover (Times)	2.8	2.6
Working Capital (in thousands)	$322,863	$(133,940)
Current Ratio	2:1	0.8:1
Ending Debt to Ending Equity Ratio	52.6%	75.4%
Return on Average Equity	16.0%	9.1%

(1)Our computation and use of the measures in this table are described beginning on page 44.

Operating Activities:

Operating activities provided $51.62 million of cash during the first six months of fiscal year 2016, compared to $18.00 million of cash provided during the same period last year. The year-over-year increase in operating cash flow was primarily due to higher net income and the timing of fluctuations in working capital components, particularly an increase in accounts payable for the six months ended August 31, 2015 and a comparative decrease in accrued liabilities for the six months ended August 31, 2014.

Accounts receivable increased $4.65 million to $227.15 million as of August 31, 2015, compared to $222.50 million at the end of fiscal year 2015. Accounts receivable turnover decreased to 55.7 days at August 31, 2015, compared to 63.8 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance. The improvement in turnover is primarily due to the full period impact of the Nutritional Supplements segment, which collects most of its revenue prior to shipment.

Inventory increased $55.38 million to $348.46 million as of August 31, 2015, compared to $293.08 million at the end of fiscal year 2015. The increase in inventory is primarily the result of normal seasonal fluctuations in advance of the upcoming peak selling season. Inventory turnover was 2.8 times at August 31, 2015, compared to 2.6 times for the same period last year. Inventory at August 31, 2015 decreased $3.36 million compared to the same period last year despite sales growth of 13.1 percent for the six months ended August 31, 2015.

Working capital was $322.86 million at August 31, 2015, compared to $(133.94) million at August 31, 2014.  The increase in working capital is primarily due to the payment of current debt maturities totaling $21.90 million and the reclassification of our revolving credit agreement to long-term as a result of an amendment that extended the maturity to January 2020. As a result, our current ratio increased to 2:1 as of August 31, 2015, compared to 0.8:1 as of August 31, 2014.

Investing activities:

Investing activities used $48.69 million of cash during the six months ended August 31, 2015. Highlights of those activities follow:

•

We spent $0.60 million on building and improvements, $2.75 million on computers, furniture and other equipment, $2.26 million on tools, molds and other capital asset additions, and $0.31 million on the development of new patents; and

•	We paid $42.75 million to acquire the Vicks VapoSteam inhalant business.

Financing activities:

Financing activities provided $4.18 million of cash during the six months ended August 31, 2015.  Highlights of those activities follow:

•We had draws of $289.90 million against our credit agreement;

•We repaid $241.90 million drawn against our credit agreement;

•We incurred $0.02 million in financing costs;

•We repaid $1.90 million of our long-term debt;

•Employees exercised options to purchase 145,454 shares of common stock, providing a combined $6.72 million of cash, including related tax benefits;

•	Employees purchased 12,155 shares of common stock for $0.79 million through our employee stock purchase plan;

•	We repurchased and retired 556,591 shares of common stock in the open market at an average price of $89.83 per share for a total purchase price of $50 million; and

•Share-based compensation provided $0.59 million in tax benefits.

Revolving Credit Agreement:

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of August 31, 2015. The commitment under the Credit Agreement terminates on January 16, 2020. Borrowings under the Credit Agreement accrue interest at a “Base Rate” plus a margin of zero to 1.00 percent per annum based on the leverage ratio at the time of borrowing. The Base Rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the LIBOR rate plus 1.00 percent. Alternatively, if the Company elects, borrowings accrue interest based on the respective one-, two-, three-, or six-month LIBOR rate plus a margin of 1.00 to 2.00 percent per annum based upon the leverage ratio at the time of the borrowing. The Company will incur loan commitment fees under the Credit Agreement at a rate ranging from 0.15 to 0.35 percent per annum on the unused balance of the Credit Agreement. Additionally, the Company will incur letter of credit fees under the Credit Agreement at a rate ranging from 1.00 to 2.00 percent per annum on the face value of any letter of credit. All obligations under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by the Company and certain of the Company’s subsidiaries.

As of August 31, 2015, the outstanding revolving loan principal balance of the Credit Agreement was $385.50 million and there were $1.50 million of open letters of credit outstanding against the Credit Agreement. As of August 31, 2015, the amount available for borrowings under the Credit Agreement was $263.00 million. However, as of August 31, 2015, our debt agreements effectively limited our ability to incur more than $260.84 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements:

In addition to the Credit Agreement, at August 31, 2015, we had an aggregate principal balance of $60 million of 3.90% Senior Notes due January 2018 with equal annual $20 million installments due between January 2016 and January 2018.

In March 2014, the Company concluded its borrowings under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). Under the MBFC Loan, a principal balance of $37.61 million was incurred to fund construction of our Olive Branch, Mississippi distribution facility. A $1.90 million principal payment was made on March 1, 2015. The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023. The MBFC Loan bears interest at a variable rate as elected by us equal to either (a) a “Base Rate” plus a margin within a range of 0.00 to 1.00 percent, depending upon the leverage ratio or (b) the respective one-, two-, three-, or six-month LIBOR rate plus a margin within a range of 1.00 to 2.00 percent, depending upon the leverage ratio.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our debt agreements as of August 31, 2015:

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

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at August 31, 2015, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF AUGUST:

(in thousands)

		2016	2017	2018	2019	2020	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$60,000	$20,000	$20,000	$20,000	$-	$-	$-
Floating rate debt	419,307	3,800	5,700	1,900	1,900	387,400	18,607
Long-term incentive plan payouts	10,785	5,541	3,844	1,400	-	-	-
Interest on fixed rate debt	3,198	1,846	1,066	286	-	-	-
Interest on floating rate debt (1)	26,972	6,080	6,011	5,956	5,928	2,405	592
Open purchase orders	212,522	212,522	-	-	-	-	-
Long-term purchase commitments	2,047	835	606	606	-	-	-
Minimum royalty payments	70,096	12,550	12,551	12,534	9,136	8,884	14,441
Advertising and promotional	57,695	14,990	6,549	6,408	6,516	6,627	16,605
Operating leases	33,203	2,489	4,972	4,500	3,522	938	16,782
Capital spending commitments	667	667	-	-	-	-	-
Total contractual obligations (2)	$896,492	$281,320	$61,299	$53,590	$27,002	$406,254	$67,027

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at August 31, 2015 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of August 31, 2015 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2015, we have recorded a provision for our uncertain tax positions totaling $9.77 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

Adjusted income (non-GAAP): Net income as reported under GAAP excluding the following items net of their applicable tax effects: non-cash asset impairment charges, acquisition‐related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable.

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

Segment operating income: We compute segment operating income based on net sales revenue less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment. We then deduct allocations for operational shared services and corporate overhead costs. We do not allocate nonoperating income and expense, including interest or income taxes to operating segments.

SG&A ratio: Total SG&A for the Company or a segment divided by the related net sales revenue for the Company or a segment.

Working capital: Current assets less current liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the fiscal quarter and year-to-date periods ended August 31, 2015, approximately 15 percent of our net sales revenue was in foreign currencies. During both the fiscal quarter and year-to-date periods ended August 31, 2014, approximately 16 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD 1. SICAD 1 was made available to certain companies that operate in designated industry sectors. At August 31, 2015, the SICAD 1 rate was 12.80 Bolivars to the U.S. Dollar.

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

Under the latest program, SICAD 1 (now referred to as “SICAD”) is still being used in limited circumstances, which we believe preclude us from accessing such rates if we chose to do so. SIMADI is a somewhat less restrictive auction system whose value is determined by market forces. At August 31, 2015, the SIMADI rate was approximately 200 Bolivars to the U.S. Dollar.

Despite the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available to the Company. To date, we have not gained access to U.S. Dollars in Venezuela through either SICAD or SIMADI mechanisms, nor do we intend to do so. As of August 31, 2015, these auctions had not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

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

For the fiscal quarters ended August 31, 2015 and 2014, sales in Venezuela represented approximately

1.6 and 0.9 percent, respectively, of the Company’s consolidated net sales revenue. For the fiscal years-to-date ended August 31, 2015 and 2014, sales in Venezuela represented approximately 1.4 and 0.8 percent, respectively, of the Company’s consolidated net sales revenue. At August 31, 2015, we had a U.S. Dollar based net investment in our Venezuelan business of $13.35 million, consisting almost entirely of working capital.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impacts, if any, such events may have on our Venezuelan business. We will continue to closely monitor the applicability and viability of the various exchange mechanisms.

Interest Rate Risk:

Interest on our outstanding debt as of August 31, 2015 is both floating and fixed. Fixed rates are in place on $60 million of 3.90% Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $419.31 million as of August 31, 2015. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	August 31, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2016	$10,500	$556	$-	$-
Foreign currency contracts - sell Euro	Cash flow	2/2017	€28,500	-	102	66
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£4,500	-	-	131
Total fair value				$556	$102	$197

	February 28, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	-	240
Total fair value				$129	$-	$240

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

•	foreign currency exchange rate fluctuations;

•	disruptions in U.S., Eurozone, Venezuela, and other international credit markets;

•	risks associated with weather conditions;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2015. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2015, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of August 31, 2015, we were authorized by our Board of Directors to purchase up to $215.31 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2015

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
June 1 through June 30, 2015	-	$-	-	$265,428
July 1 through July 31, 2015	-	-	-	265,428
August 1 through August 31, 2015 (1)	557,873	89.84	557,873	215,309
Total	557,873	$89.84	557,873

(1)	Includes 1,282 shares of common stock repurchased through the net exercise of employee stock options.

ITEM 6.	EXHIBITS

	(a)	Exhibits

10.1

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted May 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.2

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.3

Helen of Troy Limited Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2015).

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

HELEN OF TROY LIMITED
(Registrant)

Date: October 12, 2015	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: October 12, 2015	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: October 12, 2015	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted May 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.2

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.3

Helen of Troy Limited Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2015).

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