Form 10-Q
period 2015-11-30
HELEN OF TROY LTD
filed 2016-01-11
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..... to …..

Commission file number: 001-14669

HELEN OF TROY LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarendon House 2 Church Street Hamilton, Bermuda
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 6, 2016
Common Shares, $0.10 par value, per share	28,286,315 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	November 30,	February 28,
	2015	2015
Assets
Assets, current:
Cash and cash equivalents	$21,141	$12,295
Receivables - principally trade, less allowances of $8,058 and $5,882	288,979	222,499
Inventory, net	339,397	293,081
Prepaid expenses and other current assets	10,075	9,715
Income taxes receivable	110	417
Deferred tax assets, net	20,688	26,753
Total assets, current	680,390	564,760

Property and equipment, net of accumulated depreciation of $91,100 and $82,154	126,919	126,068
Goodwill	582,812	549,727
Other intangible assets, net of accumulated amortization of $130,991 and $111,627	384,766	398,430
Deferred tax assets, net	1,097	2,132
Other assets, net of accumulated amortization of $10,132 and $9,166	6,488	12,638
Total assets	$1,782,472	$1,653,755

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$122,584	$98,564
Accrued expenses and other current liabilities	147,602	141,201
Deferred tax liabilities, net	-	200
Long-term debt, current maturities	23,800	21,900
Total liabilities, current	293,986	261,865

Long-term debt, excluding current maturities	450,907	411,307
Deferred tax liabilities, net	43,312	52,711
Other liabilities, noncurrent	26,333	23,307
Total liabilities	814,538	749,190

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 28,284,725 and 28,488,411 shares
issued and outstanding	2,828	2,849
Additional paid in capital	197,272	179,934
Accumulated other comprehensive income (loss)	1,729	(76)
Retained earnings	766,105	721,858
Total stockholders' equity	967,934	904,565
Total liabilities and stockholders' equity	$1,782,472	$1,653,755

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Sales revenue, net	$445,503	$435,674	$1,159,977	$1,067,401
Cost of goods sold	262,979	254,263	686,129	632,726
Gross profit	182,524	181,411	473,848	434,675

Selling, general and administrative expense ("SG&A")	126,891	116,368	356,240	312,906
Asset impairment charges	-	-	3,000	9,000
Operating income	55,633	65,043	114,608	112,769

Nonoperating income, net	142	87	233	234
Interest expense	(2,741)	(4,173)	(8,135)	(11,588)
Income before income taxes	53,034	60,957	106,706	101,415

Income tax expense (benefit):
Current	3,842	9,328	17,564	14,255
Deferred	2,414	(3,748)	(2,498)	(3,454)
Net income	$46,778	$55,377	$91,640	$90,614

Earnings per share:
Basic	$1.66	$1.95	$3.23	$3.17
Diluted	$1.63	$1.92	$3.17	$3.12

Weighted average shares of common stock used in
computing net earnings per share:
Basic	28,129	28,414	28,361	28,630
Diluted	28,634	28,824	28,903	29,070

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2015			2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$53,034	$(6,256)	$46,778	$60,957	$(5,580)	$55,377

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	-	-	-
Settlements reclassified to income	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	1,841	(270)	1,571	301	(59)	242
Settlements reclassified to income	(263)	100	(163)	(201)	31	(170)
Subtotal	1,578	(170)	1,408	100	(28)	72

Total other comprehensive income	1,578	(170)	1,408	100	(28)	72
Comprehensive income	$54,612	$(6,426)	$48,186	$61,057	$(5,608)	$55,449

	Nine Months Ended November 30,
	2015			2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$106,706	$(15,066)	$91,640	$101,415	$(10,801)	$90,614

Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	28	(10)	18
Settlements reclassified to income	-	-	-	1,199	(420)	779
Subtotal	-	-	-	1,227	(430)	797

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	2,653	(480)	2,173	515	(97)	418
Settlements reclassified to income	(503)	135	(368)	15	(11)	4
Subtotal	2,150	(345)	1,805	530	(108)	422

Total other comprehensive income	2,150	(345)	1,805	1,757	(538)	1,219
Comprehensive income	$108,856	$(15,411)	$93,445	$103,172	$(11,339)	$91,833

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended November 30,
	2015	2014
Cash provided (used) by operating activities:
Net income	$91,640	$90,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,946	29,075
Amortization of financing costs	869	1,457
Provision for doubtful receivables	501	417
Non-cash share-based compensation	6,146	4,539
Intangible asset impairment charges	3,000	9,000
Loss on the sale of property and equipment	66	43
Deferred income taxes and tax credits	(3,833)	(3,454)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(66,981)	(76,555)
Inventories	(46,316)	(23,468)
Prepaid expenses and other current assets	(361)	2,946
Other assets and liabilities, net	8,251	4,638
Accounts payable	24,020	19,377
Accrued expenses and other current liabilities	22,892	(113)
Accrued income taxes	919	4,956
Net cash provided by operating activities	72,759	63,472

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(12,418)	(4,893)
Proceeds from the sale of property and equipment	7	-
Payments to acquire businesses	(42,750)	(195,943)
Net cash used by investing activities	(55,161)	(200,836)

Cash provided (used) by financing activities:
Proceeds from line of credit	415,200	694,400
Repayment of line of credit	(371,800)	(254,400)
Repayment of long-term debt	(1,900)	(76,900)
Payment of financing costs	(19)	(2,321)
Proceeds from share issuances under share-based compensation plans, including tax benefits	10,778	5,268
Payment of tax obligations resulting from cashless share award exercises	-	(4,569)
Payment of tax obligations resulting from cashless share settlement of severance obligation	(12,000)	-
Payments for repurchases of common stock	(50,000)	(273,599)
Share-based compensation tax benefit	989	514
Net cash (used) provided by financing activities	(8,752)	88,393

Net increase (decrease) in cash and cash equivalents	8,846	(48,971)
Cash and cash equivalents, beginning balance	12,295	70,027
Cash and cash equivalents, ending balance	$21,141	$21,056

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

November 30, 2015

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2015 and February 28, 2015, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2015, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company's common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which comprise a segment within the Company referred to as the Health & Home segment. References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries, acquired on June 30, 2014, that comprise the Nutritional Supplements segment. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Health & Home (formerly referred to as “Healthcare / Home Environment”), Nutritional Supplements, and Beauty (formerly referred to as “Personal Care”). Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food and beverage preparation tools and appliances, gadgets, storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems, small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

Note 2 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt according to the various timetables the FASB specifies. Unless otherwise discussed below, we believe the impact of recently issued standards that are not yet effective, will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect the provisions of ASU 2015-17 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. ASU 2015-03 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the provisions of ASU 2015-03 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

On November 12, 2015, the Company resolved a lawsuit with its former CEO, which resulted in the payment of severance compensation due under his employment and separation agreements. The severance compensation was previously accrued and disclosed in fiscal year 2014 and was paid through the issuance of common shares of the Company. The Company also transferred ownership of a life insurance policy on the lives of its former CEO and his spouse as part of the settlement.  As a result of the transfer of the policy and other expenses incurred in connection with the settlement, the Company recorded CEO succession costs of $6.71 million ($4.64 million after tax), or $0.16 per fully diluted share, in the third quarter of fiscal year 2016.

Notes 7, 10, 12, 13, and 14 to these consolidated condensed financial statements provide additional information regarding certain of our significant commitments and contingencies.

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014 (1)
Beginning balance	$20,797	$22,492	$23,553	$19,269
Additions to the accrual	17,127	16,574	43,885	46,088
Reductions of the accrual - payments and credits issued	(14,386)	(13,821)	(43,900)	(40,112)
Ending balance	$23,538	$25,245	$23,538	$25,245

(1)	Includes opening balance accrual additions totaling $3.19 million and related payments and credits issued of $1.82 million attributed to the Healthy Directions acquisition.

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

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Weighted average shares outstanding, basic	28,129	28,414	28,361	28,630
Incremental shares from share-based payment arrangements	505	410	542	440
Weighted average shares outstanding, diluted	28,634	28,824	28,903	29,070

Dilutive securities, stock options	505	643	553	686
Dilutive securities, unvested or unsettled share awards	269	278	292	267
Antidilutive securities, stock options	139	245	162	240

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED

(in thousands)

			Nutritional
November 30, 2015	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$87,816	$186,418	$37,492	$133,777	$445,503
Asset impairment charges	-	-	-	-	-
Operating income (2)	15,536	18,072	3,034	18,991	55,633
Capital and intangible asset expenditures	406	4,734	865	467	6,472
Depreciation and amortization	1,065	5,281	1,956	2,417	10,719

			Nutritional
November 30, 2014	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$85,984	$176,994	$38,462	$134,234	$435,674
Asset impairment charges	-	-	-	-	-
Operating income	18,275	18,694	6,214	21,860	65,043
Capital and intangible asset expenditures	233	535	211	226	1,205
Depreciation and amortization	892	5,125	2,032	2,533	10,582

NINE MONTHS ENDED

(in thousands)

			Nutritional
November 30, 2015	Housewares	Health & Home	Supplements (1)	Beauty	Total
Sales revenue, net	$231,850	$472,714	$114,980	$340,433	$1,159,977
Asset impairment charges	-	-	-	3,000	3,000
Operating income (2)	41,861	31,298	8,623	32,826	114,608
Capital and intangible asset expenditures	1,022	6,258	2,771	2,367	12,418
Depreciation and amortization	3,148	15,858	5,889	7,051	31,946

			Nutritional
November 30, 2014	Housewares	Health & Home	Supplements (1)	Beauty	Total
Sales revenue, net	$222,377	$445,701	$63,096	$336,227	$1,067,401
Asset impairment charges	-	-	-	9,000	9,000
Operating income	45,201	31,919	6,324	29,325	112,769
Capital and intangible asset expenditures	1,275	2,022	388	1,208	4,893
Depreciation and amortization	2,669	15,384	3,391	7,631	29,075

(1)

Includes nine- and five-months of operations of the Nutritional Supplements segment for the nine months ending November 30, 2015 and 2014, respectively. The segment was formed upon the acquisition of Healthy Directions on June 30, 2014.

(2)   Operating income for the three and nine months ended November 30, 2015 includes each segment’s allocated share of CEO succession costs totaling $6.71 million. There was no comparable expense in the same periods last year.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. In fiscal year 2016, we began making an allocation of shared service and corporate overhead costs to the Nutritional Supplements segment. For the three- and nine-months ended November 30, 2015, those allocations totaled $2.59 and $4.19 million, respectively, which includes an allocation of CEO succession costs referred to above. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2016 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 28, 2015	$(76)
Other comprehensive income before reclassification	2,653
Amounts reclassified out of accumulated other comprehensive income	(503)
Tax effects	(345)
Other Comprehensive Income (Loss)	1,805
Balance at November 30, 2015	$1,729

(1)

Represents activity associated with foreign currency contracts. Balances at November 30, 2015 and February 28, 2015 include net deferred tax (expense) benefits of ($0.31) and $0.03 million, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			November 30,	February 28,
	(Years)			2015	2015
Land		-		$12,800	$12,800
Building and improvements	3	-	40	106,960	102,058
Computer, furniture and other equipment	3	-	15	66,992	64,464
Tools, molds and other production equipment	1	-	10	29,074	25,861
Construction in progress		-		2,193	3,039
Property and equipment, gross				218,019	208,222
Less accumulated depreciation				(91,100)	(82,154)
Property and equipment, net				$126,919	$126,068

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 28,
	2015	2015
Accrued compensation, benefits and payroll taxes	$25,732	$44,382
Accrued sales returns, discounts and allowances	35,161	24,271
Accrued warranty returns	23,538	23,553
Accrued advertising	28,042	18,930
Accrued product liability, legal and professional fees	5,718	6,001
Accrued royalties	8,840	7,683
Accrued property, sales and other taxes	10,018	6,850
Derivative liabilities, current	7	240
Liability for uncertain tax positions	536	-
Other	10,010	9,291
Total accrued expenses and other current liabilities	$147,602	$141,201

OTHER LIABILITIES, NONCURRENT

(in thousands)

	November 30,	February 28,
	2015	2015
Deferred compensation liability	$6,962	$7,091
Liability for uncertain tax positions	10,371	10,295
Other liabilities	9,000	5,921
Total other liabilities, noncurrent	$26,333	$23,307

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2015				February 28, 2015
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$166,132	$-	$-	$166,132	$166,132	$-	$-	$166,132
Trademarks - indefinite	75,200	-	-	75,200	75,200	-	-	75,200
Other intangibles - finite	15,924	-	(13,273)	2,651	15,754	-	(12,331)	3,423
Total Housewares	257,256	-	(13,273)	243,983	257,086	-	(12,331)	244,755

Health & Home:
Goodwill	284,720	-	-	284,720	251,758	-	-	251,758
Trademarks - indefinite	58,400	-	-	58,400	54,000	-	-	54,000
Licenses - finite	15,300	-	(11,985)	3,315	15,300	-	(9,377)	5,923
Licenses - indefinite	3,000	-	-	3,000	-	-	-	-
Other intangibles - finite	116,330	-	(52,140)	64,190	113,727	-	(43,848)	69,879
Total Health & Home	477,750	-	(64,125)	413,625	434,785	-	(53,225)	381,560

Nutritional Supplements:
Goodwill	96,609	-	-	96,609	96,486	-	-	96,486
Brand assets - indefinite	65,500	-	-	65,500	65,500	-	-	65,500
Other intangibles - finite	43,800	-	(8,864)	34,936	43,800	-	(4,171)	39,629
Total Nutritional Supplements	205,909	-	(8,864)	197,045	205,786	-	(4,171)	201,615

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	51,754	-	-	51,754	54,754	-	-	54,754
Trademarks - finite	150	-	(86)	64	150	-	(82)	68
Licenses - finite	13,696	-	(11,453)	2,243	13,696	-	(11,216)	2,480
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Other intangibles - finite	46,403	-	(33,190)	13,213	47,876	-	(30,602)	17,274
Total Beauty	204,144	(46,490)	(44,729)	112,925	208,617	(46,490)	(41,900)	120,227

Total goodwill and intangible assets	$1,145,059	$(46,490)	$(130,991)	$967,578	$1,106,274	$(46,490)	$(111,627)	$948,157

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2016 through 2021.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended
November 30, 2015	$6,861
November 30, 2014	$6,853

Aggregate Amortization Expense
For the nine months ended
November 30, 2015	$20,883
November 30, 2014	$18,427

Estimated Amortization Expense
For the fiscal years ended

February 2016	$27,734
February 2017	$26,511
February 2018	$23,166
February 2019	$18,555
February 2020	$17,138
February 2021	$14,727

Note 9 – Acquisitions

Vicks VapoSteam Acquisition - On March 31, 2015, the Company announced the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam trademarks. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad trademarks for scent pads. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under the Credit Agreement, as defined in Note 10 to these consolidated condensed financial statements. VapoSteam operations are reported in the Health & Home segment.

We have completed our analysis of the economic lives of the assets acquired and determined the appropriate allocation of the initial purchase price; however allocated balances are preliminary and may be subject to additional adjustment as we continue to integrate the acquisition. We assigned $7.40 million to trademarks with indefinite economic lives. We assigned $1.20 million to customer relationships and $1.20 million to product formulations and will amortize these assets over expected lives of 19.5 and 20.0 years, respectively. For the customer relationships, we used historical attrition rates to assign an expected life. For product formulations, we used our best estimate of the remaining product life. The trademarks are considered to have indefinite lives that are not subject to amortization. Substantially all the remaining balance of the purchase price was assigned to goodwill, which is expected to be deductible for income tax purposes.The fair values of the intangible assets were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market. Therefore, they represent Level 3 measurements.

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

The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market. Therefore, they represent Level 3 measurements. Key assumptions included various discount rates based upon a 14.6 percent weighted average cost of capital, a royalty rate of 5 percent used in the determination of brand assets, and a customer attrition rate of 14 percent per year used in the determination of customer relationship values.

Note 10 – Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of November 30, 2015. The commitment under the Credit Agreement terminates on January 16, 2020. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2015, the outstanding revolving loan principal balance was $380.90 million and there were $1.50 million of open letters of credit outstanding against the Credit Agreement. For the fiscal quarter and year-to-date ended November 30, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.44 to 3.75 percent and 1.43 to 4.00 percent, respectively. For the fiscal quarter and year-to-date ended November 30, 2014, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.90 to 4.38 percent for both periods. As of November 30, 2015, the amount available for borrowings under the Credit Agreement was $267.60 million. However, as of November 30, 2015, our debt agreements effectively limited our ability to incur more than $254.95 million of additional debt from all sources, including the Credit Agreement.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		November 30,	February 28,
	Borrowed	Rates	Matures	2015	2015
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$33,807	$35,707
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	60,000	60,000
Credit Agreement	01/15	Floating	01/20	380,900	337,500
Total long-term debt				474,707	433,207
Less current maturities of long-term debt				(23,800)	(21,900)
Long-term debt, excluding current maturities				$450,907	$411,307

(1) A $1.90 million principal payment was made on March 1, 2015. The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at November 30, 2015, computed using a discounted cash flow analysis and comparable market rates was $61.18 million, compared to the $60 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2015.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants, including among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. We were in compliance with the terms of these agreements as of November 30, 2015.

Note 11 – Income Taxes

Income tax expense for the fiscal quarter and year-to-date ended November 30, 2015 was 11.8 and 14.1 percent of income before income taxes, respectively, compared to 9.2 and 10.7 percent, respectively, for the same periods last year. The year-over-year increase in our effective tax rates was due to shifts in the mix of taxable income in our various tax jurisdictions and a $7 million pre-tax gain from the amendment of a trademark license agreement in the same period last year, which reduced the effective tax rate by 1.2 and 0.8 percentage points for the fiscal quarter and year-to-date ended November 30, 2014, respectively. Income tax expense for the fiscal quarter and year-to-date periods ended November 30, 2015 includes a tax benefit of $2.44 million due to the finalization of certain tax returns, mostly offset by tax expense of $1.98 million related to the provision for an uncertain tax position in a foreign jurisdiction. The year-to-date comparison of effective tax rates was also impacted by a $2.07 million tax benefit recorded in the same period last year related to the resolution of an uncertain tax position.

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
November 30, 2015
(Level 2) (1)
Assets:
Money market accounts	$356
Foreign currency contracts	2,369
Total assets	$2,725

Liabilities:
Fixed rate debt (2)	$61,179
Floating rate debt	414,707
Foreign currency contracts	7
Total liabilities	$475,893

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

(2)  Debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of the remaining principal payments due.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items. Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 2 items.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of their fair market value requires the use of discount rates based upon current market rates of interest for debt with comparable terms. These discount rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 2.06 percent at November 30, 2015 and 2.05 percent at February 28, 2015. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes. As of November 30, 2015, our derivatives consist of foreign currency contracts and a cross-currency debt swap. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the fiscal quarter and year-to-date periods ended November 30, 2015, approximately 16 and 15 percent, respectively, of our net sales revenue was in foreign currencies. During both the fiscal quarter and year-to-date periods ended November 30, 2014, approximately 15 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the fiscal quarter and year-to-date ended November 30, 2015, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of ($0.44) and ($2.54) million, respectively, in SG&A, and $0.27 and $0.33 million, respectively, in income tax expense. For the fiscal quarter and year-to-date ended November 30, 2014, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges, of ($2.21) and ($3.34) million, respectively, in SG&A and $0.18 and $0.28 million, respectively, in income tax expense.

We have historically hedged against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. During the third quarter of fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. Since that time,

Venezuela has undergone numerous changes and additions to its currency exchange regimes, but has not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism now known as SICAD, which was made available to certain companies that operate in designated industries. SICAD is being used in limited circumstances, which we believe preclude us from accessing such rates. At November 30, 2015, the SICAD rate was 13.50 Bolivars to the U.S. Dollar.

In February 2015, the Venezuelan government unveiled its latest foreign exchange mechanism known as SIMADI, which is the lowest rate in its current three-tier foreign exchange system. SIMADI is a somewhat less restrictive auction system whose value is determined by market forces. We believe a number of circumstances preclude us from accessing SIMADI. At November 30, 2015, the SIMADI rate was approximately 200 Bolivars to the U.S. Dollar.

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

For the fiscal quarters ended November 30, 2015 and 2014, sales in Venezuela represented approximately

1.6 and 0.9 percent, respectively, of the Company’s consolidated net sales revenue. For the fiscal year-to-date periods ended November 30, 2015 and 2014, sales in Venezuela represented approximately 1.5 and 0.8 percent, respectively, of the Company’s consolidated net sales revenue. For the fiscal quarters ended November 30, 2015 and 2014, operating income in Venezuela was approximately $3.12 and $1.19 million, respectively. For the fiscal year-to-date periods ended November 30, 2015 and 2014, operating income in Venezuela was approximately $6.44 and $2.50 million, respectively. At November 30, 2015, we had a U.S. Dollar based net investment in our Venezuelan business of $16.49 million, consisting almost entirely of working capital. A devaluation in the Venezuela official exchange rate could have a material adverse impact on the reported U.S. Dollar value of this investment and the future profitability of our business there.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict. We cannot assess impacts, if any, such events may have on our Venezuelan business. We continue to closely monitor the applicability and viability of the various exchange mechanisms.

Interest Rate Risk – Interest on our outstanding debt as of November 30, 2015 is both floating and fixed. Fixed rates are in place on $60 million of 3.90% Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $414.71 million as of November 30, 2015. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	November 30, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Canadian Dollars	Cash flow	8/2016	$8,250	$387	$-	$-
Foreign currency contracts - sell Euro	Cash flow	2/2017	€23,250	1,511	147	-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£3,000	-	-	7
Subtotal				1,898	147	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	324	-
Total fair value				$1,898	$471	$7

(1)   During the fiscal quarter ended November 30, 2015 we entered into a foreign currency contract referred to above as a  “cross-currency debt swap”, which in effect adjusts the currency denomination of $5 million of our 3.90% Senior Notes due January 2018 to the Euro, creating an economic hedge against currency movements. On this contract, we have not elected hedge accounting.

(1)

	February 28, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	-	240
Total fair value				$129	$-	$240

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Income (Loss) into Income			As Income
	2015	2014	Location	2015	2014	Location	2015	2014
Currency contracts - cash flow hedges	$1,841	$301	SG&A	$263	$201		$-	$-
Interest rate swaps - cash flow hedges	-	-		-	-		-	-
Currency contracts - cross-currency debt swaps	-	-		-	-	SG&A	324	-
Total	$1,841	$301		$263	$201		$324	$-

	Nine Months Ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Income (Loss) into Income			As Income
	2015	2014	Location	2015	2014	Location	2015	2014
Currency contracts - cash flow hedges	$2,653	$515	SG&A	$503	$(15)		$-	$-
Interest rate swaps - cash flow hedges	-	28	Interest expense	-	(1,199)		-	-
Currency contracts - cross-currency debt swaps	-	-		-	-	SG&A	324	-
Total	$2,653	$543		$503	$(1,214)		$324	$-

We expect net gains of $1.89 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Note 14 – Repurchase of Helen of Troy Common Stock

As of November 30, 2015, we were authorized by our Board of Directors to purchase up to $209.02 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three Months Ended November 30,			Nine Months Ended November 30,
	2015		2014	2015	2014
Common stock repurchased on the open market or through tender offer
Number of shares	-		-	556,591	4,102,143	(2)
Aggregate value of shares (in thousands)	$-		$-	$50,000	$273,599
Average price per share	$-		$-	$89.83	$66.70

Common stock received in connection with share-based compensation
Number of shares	116,012	(1)	-	117,294	70,079	(3)
Aggregate value of shares (in thousands)	$6,292	(1)	$-	$6,411	$4,686
Average price per share	$54.24	(1)	$-	$54.66	$66.87

(1)

On November 17, 2015, in connection with the settlement of the lawsuit previously discussed in Note 3 to the accompanying consolidated condensed financial statements, the Company issued 276,548 shares of common stock as payment of separation compensation due to our former CEO under his employment and separation agreements. Our former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations. Under the terms of the settlement, employment and separation agreements, the number of shares issued and tendered was computed based upon a value of $54.24 per share. This was the fair value of the shares on September 4, 2014, the date the compensation payment would have been made, if payment had not been delayed by the associated dispute. The Company previously accrued and disclosed the separation compensation in fiscal year 2014.

(2)

Includes a modified “Dutch auction” tender offer completed on March 14, 2014, resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.

(3)

Includes 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, which were tendered by our former CEO as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

Note 15 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans. During the fiscal quarter and year-to-date periods ended November 30, 2015, the Company had the following share-based compensation activity:

•

We granted options to purchase 4,500 and 167,000 shares of common stock, respectively, to certain officers and employees. For the fiscal year-to-date, the fair values of these options were estimated using the Black-Scholes option pricing model to estimate fair values ranging from $24.34 to $31.41 for grants with terms of four and five years. The following assumptions were used for the grants issued during the fiscal year-to-date: expected lives ranging from 4.05 to 4.35 years; risk-free interest rates ranging from 0.86 to 1.46 percent; zero dividend yield; and expected volatilities ranging from 36.77 to 39.72 percent.

•

We issued 1,498 and 4,459 restricted shares, respectively, to non-employee Board members with total grant date fair values of $0.12 and $0.37 million, respectively, and average share prices of $82.04 and $82.64, respectively.

•	During the fiscal quarter ended May 31, 2015, we issued 2,000 shares of common stock to our CEO at a fair value of $89.12 per share.

•	Employees exercised stock options to purchase 29,602 and 175,056 shares of common stock, respectively.

•	During the fiscal quarter ended August 31, 2015, employees purchased 12,155 shares of common stock for $0.79 million through our employee stock purchase plan.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Stock options	$718	$869	$2,055	$2,483
Directors stock compensation	175	175	525	641
Performance based and other stock awards	1,368	336	3,500	1,441
Employee stock purchase plan	-	-	223	167
Share-based payment expense	2,261	1,380	6,303	4,732
Less income tax benefits	(396)	(141)	(989)	(514)
Share-based payment expense, net of income tax benefits	$1,865	$1,239	$5,314	$4,218

Earnings per share impact of share based payment expense:
Basic	$0.07	$0.04	$0.19	$0.15
Diluted	$0.07	$0.04	$0.18	$0.15

Note 16 – Subsequent Event

On January 7, 2016, the Company entered into an Amended and Restated Employment Agreement with Julien Mininberg, the Company’s CEO. The new agreement, among other things, extends the term of Mr. Mininberg’s employment from March 1, 2016 through February 28, 2019.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3.“Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1. of this report.

Throughout this MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 48 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

OVERVIEW

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We operate our business under four segments: Housewares, Health & Home (formerly referred to as “Healthcare / Home Environment”), Nutritional Supplements, and Beauty (formerly referred to as “Personal Care”). Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food and beverage preparation tools and appliances, gadgets, storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems, small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

The Nutritional Supplements segment sells directly to consumers. Our other segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Beauty segment sells extensively through beauty supply retailers and wholesalers, and the Health & Home segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.

Our business is dependent upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 79 percent of our fiscal year 2015 net sales revenue was from U.S. shipments. We believe that domestic macroeconomic conditions continue to improve the prospects for our business. However, we believe consumer sentiment remains cautious.  Consequently, we expect the current holiday retail season to show moderate domestic growth when compared to the prior year, with traditional retailers, our primary sales channel, garnering less of the share of growth and internet channels continuing to grow in mid to high single digits, year-over-year. Internationally, the strength of the U.S. Dollar continued to have a negative impact by lowering reported U.S. Dollar consolidated net sales revenue by $8.78 and $25.13 million, respectively, during the fiscal quarter and year-to-date periods ended November 30, 2015, compared to the same periods last year. In addition, Eurozone, and to some extent Latin America, retail economies continue to underperform relative to the U.S. While Chinese currency devaluations may lower product material costs over time for the goods we source from China, we believe there is a  possibility that local commodity and labor inflation could offset any product cost decreases arising from these or any future Chinese currency devaluations.

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

Significant Recent Development

•

On November 12, 2015, the Company settled a lawsuit with its former CEO, which resulted in the payment of severance compensation due under his employment and separation agreements. The severance compensation was previously accrued and disclosed in fiscal year 2014 and was paid through the issuance of 276,548 common shares of the Company on November 17, 2015. Our former CEO tendered 116,012 shares back to the Company as payment for related federal income tax withholding obligations. The shares issued and tendered were valued at the September 4, 2014 closing price of $54.24, which was the date that the payment would have been made under the employment and separation agreements, if payment had not been delayed by the dispute. The Company also transferred ownership of a life insurance policy on the lives of its former CEO and his spouse as part of the settlement. As a result of the transfer of the policy and other expenses incurred in connection with the settlement, the Company recorded CEO succession costs of $6.71 million ($4.64 million after tax), or $0.16 per fully diluted share, in the third quarter of fiscal year 2016.

.

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter and year-to-date periods ended November 30, 2015 increased $9.83 and $92.58 million, or 2.3 and 8.7 percent, respectively to $445.50 and $1,159.98 million, respectively, compared to $435.67 and $1,067.40 million, respectively, for the same periods last year. Core business net sales revenue increased $6.91 and $35.32 million, or 1.6 and 3.3 percent, for the fiscal quarter and year-to-date periods ended November 30, 2015, respectively, compared to the same periods last year. Net sales revenue for the fiscal quarter and year-to-date periods ended November 30, 2015 includes the unfavorable impact of net foreign exchange fluctuations of $8.78 and $25.13 million, respectively, compared to the same periods last year, most of which impacted the Health & Home and Beauty segments. Net sales revenue in our Housewares segment increased $1.83 and $9.47 million for the fiscal quarter and year-to-date periods ended November 30, 2015 or 2.1 and 4.3 percent, respectively, compared to the same periods last year. Net sales revenue in our Health & Home segment increased $9.42 and $27.01 million for the fiscal quarter and year-to-date periods ended November 30, 2015, or 5.3 and 6.1 percent, respectively, compared to the same periods last year. Net sales revenue in our Nutritional Supplements segment decreased $0.97 million, or 2.5 percent, for the fiscal quarter ended November 30, 2015, compared to the same period last year. The fiscal quarter ended November 30, 2015 was the Nutritional Supplement segment’s first full fiscal quarter of comparative operating results. Accordingly, no comparable information is provided on a year-to-date basis. The Nutritional Supplements segment contributed net sales revenue of $37.49 and $114.98 million for the fiscal quarter and year-to-date periods ended November 30, 2015, respectively. Net sales revenue in our Beauty segment decreased $0.46 million and increased $4.21 million for the fiscal quarter and year-to-date periods ended November 30, 2015, respectively, for a decrease of 0.3 percent and an increase of 1.3 percent, respectively, compared to the same periods last year.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter and year-to-date ended November 30, 2015 include the following:

•

Consolidated gross profit margin decreased 0.6 percentage points to 41.0 percent for the fiscal quarter ended November 30, 2015, compared to 41.6 percent for the same period last year. Consolidated gross profit margin increased 0.1 percentage points to 40.8 percent for the fiscal year-to-date ended November 30, 2015, compared to 40.7 percent for the same period last year.

•

Our SG&A ratio increased 1.8 percentage points to 28.5 percent for the fiscal quarter ended November 30, 2015 compared to 26.7 percent for the same period last year. Our SG&A ratio increased 1.4 percentage points to 30.7 percent for the fiscal year-to-date ended November 30, 2015, compared to 29.3 percent for the same period last year.

•

Operating income was $55.63 and $114.61 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015, compared to $65.04 and $112.77 million for the same periods last year. Operating income for the year-to-date period ended November 30, 2015 includes non-cash intangible asset impairment charges of $3.00 million, compared to $9.00 million for the same period last year. Operating income for the fiscal quarter and year-to-date ended November 30, 2015 includes CEO succession costs of $6.71 million, with no comparable expense in the same periods last year.

•

Adjusted operating margin decreased 0.8 percentage points to 16.0 percent for the fiscal quarter ended November 30, 2015, compared to 16.8 percent for the same period last year. Adjusted operating margin decreased 0.9 percentage points to 13.0 percent for the year-to-date ended November 30, 2015, compared to 13.9 percent for the same period last year.

•

Income tax expense was $6.26 and $15.07 million, or 11.8 and 14.1 percent of income before taxes, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015, compared to $5.58 and $10.80 million, or 9.2 and 10.7 percent of income before taxes, respectively, for the same periods last year.

•

Net income was $46.78 and $91.64 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015, compared to $55.38 and $90.61 million, respectively, for the same periods last year.

Diluted earnings per share was $1.63 and $3.17, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015, compared to $1.92 and $3.12, respectively, for the same periods last year.

•

Adjusted income was $59.17 and $122.21 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015, compared to $62.56 and $121.87 million, respectively, for the same periods last year. Our adjusted diluted EPS was $2.07 and $4.23, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015, compared to $2.17 and $4.19, respectively, for the same periods last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures on pages 32 through 34 for the fiscal quarter and 39 through 42 for the fiscal year-to-date period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA (1) (2)

(in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Sales revenue by segment, net
Housewares	$87,816	$85,984	$1,832	2.1%	19.7%	19.7%
Health & Home	186,418	176,994	9,424	5.3%	41.8%	40.6%
Nutritional Supplements	37,492	38,462	(970)	(2.5)%	8.4%	8.8%
Beauty	133,777	134,234	(457)	(0.3)%	30.0%	30.8%
Total sales revenue, net	445,503	435,674	9,829	2.3%	100.0%	100.0%
Cost of goods sold	262,979	254,263	8,716	3.4%	59.0%	58.4%
Gross profit	182,524	181,411	1,113	0.6%	41.0%	41.6%
Selling, general and administrative expense	126,891	116,368	10,523	9.0%	28.5%	26.7%
Asset impairment charges	-	-	-	0.0%	0.0%	0.0%
Operating income	55,633	65,043	(9,410)	(14.5)%	12.5%	14.9%
Nonoperating income, net	142	87	55	63.2%	0.0%	0.0%
Interest expense	(2,741)	(4,173)	1,432	(34.3)%	(0.6)%	(1.0)%
Total other expense	(2,599)	(4,086)	1,487	(36.4)%	(0.6)%	(0.9)%
Income before income taxes	53,034	60,957	(7,923)	(13.0)%	11.9%	14.0%
Income tax expense	6,256	5,580	676	12.1%	1.4%	1.3%
Net income	$46,778	$55,377	$(8,599)	(15.5)%	10.5%	12.7%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Sales revenue by segment, net
Housewares	$231,850	$222,377	$9,473	4.3%	20.0%	20.8%
Health & Home	472,714	445,701	27,013	6.1%	40.8%	41.8%
Nutritional Supplements	114,980	63,096	51,884	*	9.9%	5.9%
Beauty	340,433	336,227	4,206	1.3%	29.3%	31.5%
Total sales revenue, net	1,159,977	1,067,401	92,576	8.7%	100.0%	100.0%
Cost of goods sold	686,129	632,726	53,403	8.4%	59.2%	59.3%
Gross profit	473,848	434,675	39,173	9.0%	40.8%	40.7%
Selling, general and administrative expense	356,240	312,906	43,334	13.8%	30.7%	29.3%
Asset impairment charges	3,000	9,000	(6,000)	(66.7)%	0.3%	0.8%
Operating income	114,608	112,769	1,839	1.6%	9.9%	10.6%
Nonoperating income, net	233	234	(1)	(0.4)%	0.0%	0.0%
Interest expense	(8,135)	(11,588)	3,453	(29.8)%	(0.7)%	(1.1)%
Total other expense	(7,902)	(11,354)	3,452	(30.4)%	(0.7)%	(1.1)%
Income before income taxes	106,706	101,415	5,291	5.2%	9.2%	9.5%
Income tax expense	15,066	10,801	4,265	39.5%	1.3%	1.0%
Net income	$91,640	$90,614	$1,026	1.1%	7.9%	8.5%

(1)

Healthy Directions was acquired on June 30, 2014 and its operations are reported under the Nutritional Supplements segment. Results reported include three-months for each fiscal quarter presented, and nine- and five-months, respectively, for the year-to-date periods ended November 30, 2015 and 2014.

(2)

The VapoSteam business was acquired on March 31, 2015 and its operations are reported under the Health & Home segment. Results reported include three- and eight-months, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2015

* Calculation is not meaningful or comparable.

Third Quarter of Fiscal Year 2016 Compared to Third Quarter of Fiscal Year 2015

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended November 30, 2015 increased $9.83 million to $445.50 million, compared to $435.67 million for the same period last year, an increase of 2.3 percent. Net sales revenue in our Housewares segment increased $1.83 million, or 2.1 percent, compared to the same period last year. Net sales revenue in our Health & Home segment increased $9.42 million, or 5.3 percent, compared to the same period last year, despite an unfavorable impact of $4.93 million from foreign currency fluctuations, or 2.8 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $0.97 million, or 2.5 percent, compared to the same period last year. Net sales revenue in our Beauty segment decreased $0.46 million, or 0.3 percent, compared to the same period last year. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue for the Beauty segment by $3.54 million, or 2.6 percent, compared to the same period last year.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended November 30,
	2015	2014
Prior year's sales revenue, net	$435,674	$380,730
Components of sales revenue change, net
Core business	6,905	16,482
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (three months in fiscal year 2015)	-	38,462
Vicks VapoSteam (three months in fiscal year 2016)	2,924	-
Change in sales revenue, net	9,829	54,944
Total sales revenue, net	$445,503	$435,674

Total net sales revenue growth	2.3%	14.4%
Core business	1.6%	4.3%
Acquisitions	0.7%	10.1%

Impact of foreign currencies on net sales revenue:

During the fiscal quarters ended November 30, 2015 and 2014, approximately 16 and 15 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the fiscal quarter ended November 30, 2015, the impact of net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. Dollar reported net sales revenue by approximately $8.78 million. In our Beauty segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $3.54 million unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, where our European, Canadian and U.K. operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had unfavorable impacts of $0.31 and $4.93 million, respectively, on U.S. Dollar reported net sales revenue.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended November 30, 2015 increased $1.83 million, or 2.1 percent, to $87.82 million, compared to $85.98 million for the same period last year. Higher average unit selling prices contributed approximately 3.7 percent to the segment’s net sales revenue growth, which was partially offset by an approximate 1.6 percent decrease in unit volumes. The increase in net sales revenue was primarily due to new product introductions, particularly the launches of small kitchen electrics and metal bakeware products, and increases in sales to internet retailers. These net sales revenue increases were partially offset by higher overall promotional program spending to support new product launches, certain promotional programs and associated placement that did not repeat and inventory reductions at a key retailer. We expect year-over-year growth to return to more normalized levels in the mid-single digits for the full fiscal year. In addition to the new launches, the segment continued to experience year-over-year gains from infant and toddler care products and its recently introduced Greensaver storage products designed to prolong the storage life of produce. We expect OXO’s longer-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the fiscal quarter ended November 30, 2015 increased $9.42 million, or 5.3 percent, to $186.42 million, compared to $176.99 million for the same period last year. Higher unit volumes contributed approximately 1.8 percent to the segment’s growth, and an overall increase in average unit selling prices contributed approximately 3.5 percent, despite the impact of unfavorable foreign currency exchange fluctuations of $4.93 million, or 2.8 percent, compared to last year.  The segment’s largest net sales revenue gains continue to be realized in its healthcare category,  as a result of recent new product introductions, particularly in thermometry and humidification,  which includes the VapoSteam acquisition.  Sales gains were offset somewhat by lower heater sales as a result of warmer fall and early winter temperatures, and lower water filtration sales.  Additionally, because U.S. cough/cold/flu incidence is below historical averages, replenishment orders in the fourth quarter of fiscal year 2016 and the first quarter of fiscal year 2017 could be negatively impacted.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014. Net sales revenue for the fiscal quarter ended  November 30, 2015 decreased $0.97 million, or 2.5 percent, to $37.49 million, compared to $38.46 million for the same period last year. Higher unit volumes contributed approximately 1.4 percent to the segment’s growth, offset by an approximate 3.9 percent decrease in average unit selling prices. The decline in sales was driven by an increase in promotional pricing to develop new buyer growth in selected categories, lower average order values and a decline in the print newsletter subscription business, which we have de-emphasized as a growth strategy in the segment’s business model.

Beauty Segment - Net sales revenue in the Beauty segment for the fiscal quarter ended November 30, 2015 decreased $0.46 million, or 0.3 percent, to $133.78 million, compared to $134.23 million for the same period last year. Higher unit volumes contributed approximately 3.4 percent to the segment’s growth, which was offset by an approximate 3.7 percent decrease in average unit selling prices. Gains in sales of pedicure appliances and curling, straightening and specialty styling irons were partially offset by declines in personal care sales due to continued competitive pressures and some lost distribution at retail.  In addition, foreign currency fluctuations had the effect of reducing U.S. Dollar reported net sales revenue for the Beauty segment by $3.54 million, or 2.6 percent, compared to the same period last year. Beauty segment net sales revenue includes year-over-year growth of $3.44 million from our operations in Venezuela, which is a highly inflationary economy.  See Part 1, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 13 to the accompanying consolidated condensed financial statements for a discussion of uncertainties related to the Venezuelan economy and currency exchange rates. While we believe we continue to make progress to stabilize recent segment sales declines in the face of foreign currency headwinds, we do not expect meaningful sales growth in this segment for the full fiscal year 2016.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the fiscal quarter ended November 30, 2015 decreased 0.6 percentage points to 41.0 percent, compared to 41.6 percent for the same period last year. The decrease in consolidated gross profit margin is primarily due to the unfavorable impact of foreign currency fluctuations.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. During the third quarter of fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 1.8 percentage points to 28.5 percent for fiscal quarter ended November 30, 2015, compared to 26.7 percent for the same period last year. The increase was primarily due to:

•

the impact of $6.71 million of CEO succession costs recorded during the third quarter of fiscal year 2016 as result of the lawsuit settlement with our former CEO, which increased the SG&A ratio by 1.5 percentage points;

•

the unfavorable comparison resulting from a $7 million gain from the amendment of a trademark license agreement recorded in the third quarter of fiscal year 2015, which decreased the comparative period SG&A ratio by 1.6 percentage points; and

•	a $2.22 million decrease in product liability estimates recorded in the third quarter of fiscal year 2015.

These factors were partially offset by:

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and a $5 million U.S. Dollar to Euro cross-currency debt swap;

•	lower outbound freight costs; and

•	the impact that higher overall net sales had on operating leverage.

Operating income by segment:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Housewares	$15,536	$18,275	$(2,739)	(15.0)%	17.7%	21.3%
Health & Home (1) (2)	18,072	18,694	(622)	(3.3)%	9.7%	10.6%
Nutritional Supplements	3,034	6,214	(3,180)	(51.2)%	8.1%	16.2%
Beauty	18,991	21,860	(2,869)	(13.1)%	14.2%	16.3%
Total operating income	$55,633	$65,043	$(9,410)	(14.5)%	12.5%	14.9%

(1)

The VapoSteam business was acquired on March 31, 2015 and its operations are reported under the Health & Home segment. Results reported include three months for the fiscal quarter ended November 30, 2015, with no comparable results in the same period last year.

(2)	Operating Income for the three months ended November 30, 2014 includes a $7 million gain from the amendment of a trademark license agreement.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 48.

Housewares Segment - Operating income for the fiscal quarter ended November 30, 2015 decreased $2.74 million, or 15.0 percent, compared to the same period last year. Operating margin decreased 3.6 percentage points to 17.7, compared to 21.3 percent for the same period last year. The decrease in operating margin was due to higher promotional spending, higher media advertising in support of new products and categories, lower margin kitchen electric sales, and CEO succession costs, which had an unfavorable impact of 1.5 percentage points on operating margin.

Health & Home Segment - Operating income for the fiscal quarter ended November 30, 2015 decreased $0.62 million, or 3.3 percent, compared to the same period last year. Operating margin decreased 0.9 percentage points to 9.7 percent, compared to 10.6 percent for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue and CEO succession costs, which had an unfavorable impact of 1.5 percentage points on operating margin. The year-over-year comparison was also negatively impacted by a $7.00 million gain from the amendment of a trademark license agreement recorded in the same period last year. These factors were partially offset by the impact that higher overall net sales had on the segment’s operating leverage.

Nutritional Supplements Segment - Operating income for the fiscal quarter decreased $3.18 million, or 51.2 percent, compared to the same period last year. Operating margin decreased to 8.1 percent, compared to 16.2 percent for the same period last year. The segment’s operating income now includes allocations of shared service and corporate overhead expenses that were not made in fiscal year 2015, the year of acquisition. For the fiscal quarter ended November 30, 2015, these allocations totaled  $1.88 million, which reduced operating margin by 5.0 percentage points. Operating margin was also impacted by CEO succession costs, which had an unfavorable impact of 1.9 percentage points. The remaining decrease is due to the year-over-year reduction in sales and increases in investments to drive new buyer growth and further develop the online sales channel.

Beauty Segment - Operating income for the fiscal quarter ended November 30, 2015 decreased $2.87 million to $18.99 million, compared to $21.86 million for the same period last year. Operating margin decreased 2.1 percentage points to 14.2 percent, compared to 16.3 percent for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue and CEO succession costs, which had an unfavorable impact of 1.4 percentage points on operating margin. Beauty segment operating income includes year-over-year growth of $1.92 million from our operations in Venezuela, which is a highly inflationary economy. See Part 1, Item 3. “Quantitative and Qualitative

Disclosures About Market Risk” and Note 13 to the accompanying consolidated condensed financial statements for a discussion of uncertainties related to the Venezuelan economy and currency exchange rates.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Three Months Ended November 30, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$15,536	17.7%	$18,072	9.7%	$3,034	8.1%	$18,991	14.2%	$55,633	12.5%
CEO succession costs (1)	1,348	1.5%	2,722	1.5%	704	1.9%	1,933	1.4%	6,707	1.5%
Subtotal	16,884	19.2%	20,794	11.2%	3,738	10.0%	20,924	15.6%	62,340	14.0%
Amortization of intangible assets (2)	326	0.4%	3,532	1.9%	1,564	4.2%	1,439	1.1%	6,861	1.5%
Non-cash share-based compensation (3)	303	0.3%	657	0.4%	398	1.1%	851	0.6%	2,209	0.5%
Adjusted operating income (non-GAAP)	$17,513	19.9%	$24,983	13.4%	$5,700	15.2%	$23,214	17.4%	$71,410	16.0%

	Three Months Ended November 30, 2014
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$18,275	21.3%	$18,694	10.6%	$6,214	16.2%	$21,860	16.3%	$65,043	14.9%
CEO succession costs (1)	-	-%	-	-%	-	-%	-	-%	-	-%
Subtotal	18,275	21.3%	18,694	10.6%	6,214	16.2%	21,860	16.3%	65,043	14.9%
Amortization of intangible assets (2)	338	0.4%	3,466	2.0%	1,485	3.9%	1,564	1.2%	6,853	1.6%
Non-cash share-based compensation (3)	111	0.1%	230	0.1%	-	-%	986	0.7%	1,327	0.3%
Adjusted operating income (non-GAAP)	$18,724	21.8%	$22,390	12.7%	$7,699	20.0%	$24,410	18.2%	$73,223	16.8%

In the tables above, footnote references (1) to (3) correspond to the notes beginning on page 33 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 42.

Interest expense:

Interest expense for the fiscal quarter ended November 30, 2015 was $2.74 million, compared to $4.17 million for the same period last year. Interest expense was lower compared to the same period last year principally due to a combination of more favorable interest rates under the Credit Agreement and a reduction in the average debt balance for the fiscal quarter ended November 30, 2015.

Income tax expense:

Income tax expense for the fiscal quarter ended November 30, 2015 was 11.8 percent of income before income taxes, compared to 9.2 percent for the same period last year. The year-over-year increase in our effective tax rate was primarily due to shifts in the mix of taxable income in our various tax jurisdictions and a $7 million pre-tax gain from the amendment of a  trademark license agreement in the same period last year, which reduced the effective tax rate by 1.2 percentage point for the fiscal quarter ended November 30, 2014. Income tax expense for the fiscal quarter ended November 30, 2015 includes a tax benefit of $2.44 million due to the finalization of certain tax returns, mostly offset by tax expense of $1.98 million related to the provision for an uncertain tax position in a foreign jurisdiction.

Net income:

Net income for the fiscal quarter ended November 30, 2015 decreased by $8.60 million, compared to the same period last year. Our diluted earnings per share decreased $0.29 to $1.63 compared to $1.92 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of CEO succession costs, amortization of intangible assets and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Three Months Ended November 30,		Basic EPS		Diluted EPS
	2015	2014	2015	2014	2015	2014
Net income as reported (GAAP) (4)	$46,778	$55,377	$1.66	$1.95	$1.63	$1.92
CEO succession costs, net of tax (1)	4,645	-	0.17	-	0.16	-
Subtotal	51,423	55,377	1.83	1.95	1.80	1.92
Amortization of intangible assets, net of tax (2)	5,936	5,993	0.22	0.21	0.21	0.21
Non-cash share-based compensation, net of tax (3)	1,813	1,187	0.06	0.04	0.06	0.04
Adjusted income (non-GAAP) (4)	$59,172	$62,557	$2.10	$2.20	$2.07	$2.17

Weighted average shares of common stock used in computing basic and diluted EPS			28,129	28,414	28,634	28,824

(1)

CEO succession costs of $6.71 million ($4.64 million after tax) incurred in connection with the settlement of a lawsuit with our former CEO. For additional information see  “-Significant Recent Developments” on page 24.

(2)	For the fiscal quarters ended November 30, 2015 and 2014, amortization of intangible assets was $6.86 million ($5.94 million after tax) and $6.85 million ($5.99 million after tax), respectively.

(3)	For the fiscal quarters ended November 30, 2015 and 2014, non-cash share based compensation was $2.21 million ($1.81 million after tax) and $1.33 million ($1.19 million after tax), respectively.

(4)	The fiscal quarters ended November 30, 2015 and 2014 include net income from our operations in Venezuela of $2.87 and $0.95 million, respectively, or diluted EPS of $0.10 and $0.03, respectively.

Adjusted income for the fiscal quarter ended November 30, 2015 decreased $3.39 million compared to the same period last year. The decrease in adjusted income was primarily due to:

•	the unfavorable impact of foreign currency fluctuations;

•	the comparative impact of a $6.98 million after tax gain from the amendment of a trademark license agreement recorded in the same period last year; and

•	higher tax expense.

These factors were partially offset by:

•	higher sales and improved operating leverage;

•	the impact of earnings growth from our operations in Venezuela, which is a highly inflationary economy; and

•	lower interest expense.

Adjusted diluted EPS was $2.07 for the fiscal quarter ended November 30, 2015, compared to $2.17 for the same period last year. Adjusted diluted EPS decreased due to the impact of lower earnings partially offset by slightly lower weighted average diluted shares outstanding for the fiscal quarter ended November 30, 2015 compared to the same period last year.

Adjusted income and EPS, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 42.

First Nine Months of Fiscal Year 2016 Compared to First Nine Months of Fiscal Year 2015

Consolidated net sales revenue:

Consolidated net sales revenue for the nine months ended November 30, 2015 increased $92.58 million to $1,159.98 million, compared to $1,067.40 million for the same period last year, an increase of 8.7 percent. Net sales revenue in our Housewares segment increased $9.47 million, or 4.3 percent, compared to the same period last year. Net sales revenue in our Health & Home segment increased $27.01 million, or 6.1 percent, compared to the same period last year, despite an unfavorable impact of $15.78 million from foreign currency fluctuations, or 3.5 percent, compared to the same period last year. The Nutritional Supplements segment contributed net sales revenue of $114.98 million. The fiscal quarter ended November 30, 2015 was the Nutritional Supplement segment’s first full fiscal quarter of comparative operating results, accordingly no comparable information is provided on a year-to-date basis. Net sales revenue in our Beauty segment increased $4.21 million, or 1.3 percent, compared to the same period last year. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue for the Beauty segment by $8.32 million, or 2.5 percent, compared to the same period last year.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,
	2015	2014
Prior year's sales revenue, net	$1,067,401	$1,004,633
Components of sales revenue change, net
Core business	35,317	(328)
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (four months in fiscal year 2016, five months in fiscal year 2015)	52,885	63,096
Vicks VapoSteam (eight months in fiscal year 2016)	4,374	-
Change in sales revenue, net	92,576	62,768
Total sales revenue, net	$1,159,977	$1,067,401

Total net sales revenue growth	8.7%	6.2%
Core business	3.3%	-%
Acquisitions	5.4%	6.2%

Impact of foreign currencies on net sales revenue:

During the nine months ended November 30, 2015 and 2014, approximately 15 percent of our net sales revenue was denominated in foreign currencies for both periods. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the nine months ended November 30, 2015, the impact of net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. Dollar reported net sales revenue by approximately $25.13 million. In our Beauty segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $8.32 million unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, where our European, Canadian and U.K. operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had unfavorable impacts of $1.03 and $15.78 million, respectively, on U.S. Dollar reported net sales revenue.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the nine months ended November 30, 2015 increased $9.47 million, or 4.3 percent, to $231.85 million, compared to $222.38 million for the same period last year. Higher unit volumes contributed approximately 5.7 percent to the segment’s growth, which was partially offset by an approximate 1.4 percent decrease in average unit selling price, largely due to sales mix. The increase in net sales revenue was primarily due to new product introductions, particularly the launches of small kitchen electrics and metal bakeware products, and increases in sales to internet retailers. These net sales revenue increases were partially offset by higher overall promotional program spending, inventory reductions at a key retailer, and lower sales in the club channel.  In addition to the new launches, the segment continued to experience year-over-year gains from infant and toddler care products, growth in hydration category sales, and shipments of its recently introduced Greensaver storage products designed to prolong the storage life of produce. We expect year-over-year growth to remain in the mid-single digits for the full fiscal year. We expect OXO’s longer-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the nine months ended November 30, 2015 increased $27.01 million, or 6.1 percent, to $472.71 million, compared to $445.70 million for the same period last year. Higher unit volumes contributed approximately 4.7 percent to the segment’s growth, and an increase in the average unit selling price contributed approximately 1.4 percent despite an unfavorable foreign currency impact of $15.78 million, or 3.5 percent, compared to the same period last year.  The segment’s largest net sales revenue gains continue to be realized in its healthcare category, as a result of recent new product introductions, particularly in thermometry and humidification,  which includes the VapoSteam acquisition. In the home environment category, fan shipments achieved high sell-through in the U.S., Canada and Europe due to sustained high summer temperatures. Fan sales gains were offset by declines in air purification and water filtration sales, as well as lower heater sales as a result of warmer fall and early winter temperatures. Additionally, because U.S. cough/cold/flu incidence is below historical averages, replenishment orders in the fourth quarter of fiscal year 2016 and the first quarter of fiscal year 2017 could be negatively impacted.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results of Healthy Directions, which we acquired on June 30, 2014. Net sales revenue for the nine months ended November 30, 2015 was $114.98 million, compared to $63.10 million for the five months for which comparable information was reported in the same period last year. The fiscal quarter ended November 30, 2015 was the Nutritional Supplement segment’s first full fiscal quarter of comparative operating results. Accordingly no comparable information is provided on a year-to-date basis for the segment.

Beauty Segment - Net sales revenue in the Beauty segment for the nine months ended November 30, 2015 increased $4.21 million, or 1.3 percent, to $340.43 million, compared to $336.23 million for the same period last year. Higher unit volumes contributed approximately 3.7 percent to the segment’s growth, which was partially offset by an approximate 2.6 percent decrease in average unit selling price.  Gains in sales of pedicure appliances, curling, straightening and specialty styling irons were partially offset by declines in personal care sales due to continued competitive pressures and some lost distribution at retail. The segment experienced sales growth despite foreign currency fluctuations, which had the effect of reducing U.S. Dollar reported net sales revenue by $8.32 million, or 2.5 percent, compared to the same period last year. Beauty segment net sales revenue includes year-over-year growth of $8.59 million from our operations in Venezuela, which is a highly inflationary economy.  See Part 1, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 13 to the accompanying consolidated condensed financial statements for a discussion of uncertainties related to the Venezuelan economy and currency exchange rates. While we believe we continue to make progress to stabilize recent segment sales declines in the face of foreign currency headwinds, we do not expect meaningful sales growth in this segment for the full fiscal year 2016.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the nine months ended November 30, 2015 increased 0.1 percentage point to 40.8 percent, compared to 40.7 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to the addition of the Nutritional Supplements segment, partially offset by the unfavorable impact of foreign currency fluctuations and a lower margin product and channel sales mix. For the nine months ended November 30, 2015 and 2014, the nine-and five-months of operating results of the Nutritional Supplements segment in each period increased the gross profit margin by 3.9 and 2.0 percentage points, respectively.

A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. During the third quarter of fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 1.4 percentage points to 30.7 percent for nine months ended November 30, 2015, compared to 29.3 percent for the same period last year. The year-over-year increase was primarily due to:

•

the impact of $6.71 million of CEO succession costs recorded during the third quarter of fiscal year 2016  as result of the lawsuit settlement with our former CEO, which increased the SG&A ratio by 0.6 percentage points;

•

the unfavorable comparison resulting from a $7 million gain from the amendment of a trademark license agreement in the third quarter of fiscal year 2015, which decreased the comparative period SG&A ratio by 0.7 percentage points;

•	an additional four months of operating results from the Nutritional Supplements segment, which operates with a higher SG&A ratio than our other segments; and

•	proportionally higher investment in advertising, marketing, new products, and channel development as a percentage of net sales revenue.

These factors were partially offset by:

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and a $5 million U.S. Dollar to Euro cross-currency debt swap;

•	lower outbound freight costs; and

•	the impact that higher overall net sales had on operating leverage.

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

Operating income by segment:

The following table sets forth segment operating income for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Nine Months Ended November 30,				% of Sales Revenue, net
	2015	2014	$ Change	% Change	2015	2014
Housewares	$41,861	$45,201	$(3,340)	(7.4)%	18.1%	20.3%
Health & Home (1) (2)	31,298	31,919	(621)	(1.9)%	6.6%	7.2%
Nutritional Supplements (3)	8,623	6,324	2,299	*	7.5%	10.0%
Beauty	32,826	29,325	3,501	11.9%	9.6%	8.7%
Total operating income	$114,608	$112,769	$1,839	1.6%	9.9%	10.6%

(1)

The VapoSteam business was acquired on March 31, 2015 and its operations are reported under the Health & Home segment. Results reported include eight months for the fiscal year-to-date period ended November 30, 2015, with no comparable results in the same period last year.

(2)	Operating Income for the year-to-date period ended November 30, 2014 includes a $7 million gain from the amendment of a trademark license agreement.

(3)

Healthy Directions was acquired on June 30, 2014 and its operations are reported under the Nutritional Supplements segment. Results reported include nine- and five-months, respectively, for the year-to-date periods ended November 30, 2015 and 2014.

* Calculation is not meaningful or comparable.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 48.

Housewares Segment - Operating income for the nine months ended November 30, 2015 decreased $3.34 million, or 7.4 percent, compared to the same period last year. Operating margin decreased 2.2 percentage points to 18.1 percent, compared to 20.3 percent for the same period last year. The decrease in operating margin was due to higher promotional spending, higher media advertising in support of new products and categories, higher compensation expense incurred to expand into new categories and increase operating capacity, lower margin kitchen electric sales, and CEO succession costs, which had an unfavorable impact of 0.6 percentage points on operating margin.

Health & Home Segment - Operating income for the nine months ended November 30, 2015 decreased $0.62 million, or 1.9 percent, compared to the same period last year. Operating margin decreased 0.6 percentage points to 6.6 percent compared to 7.2 percent for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales and CEO succession costs, which had an unfavorable impact of 0.6 percentage points on operating margin. The year-over-year comparison was also negatively impacted by a $7.00 million gain from the amendment of a trademark license agreement recorded in the same period last year. These factors were partially offset by the impact that higher overall net sales had on the segment’s operating leverage.

Nutritional Supplements Segment - The Nutritional Supplements segment’s operating income reflects operating results from Healthy Directions, which we acquired on June 30, 2014. Operating income for the nine months ended November 30, 2015 was $8.62 million, resulting in an operating margin of 7.5 percent, compared to an operating margin of 10.0 percent for the five months of operating results included in the same period last year. The decline in operating margin is primarily due to:

•	A decline of 3.0 percentage points from an allocation of shared service and corporate overhead expenses that were not made in fiscal year 2015, the year of acquisition;

•	An unfavorable impact of 0.6 percentage points from CEO succession costs; and

•	Increased investments in promotions, advertising, customer acquisition and online sales channel development.

These factors were partially offset by the comparative impact of $3.61 million of acquisition-related expenses recorded in the same period last year, which reduced operating margin by 5.7 percentage points for the nine month period ended November 30, 2014.

Beauty Segment - Operating income for the nine months ended November 30, 2015 increased $3.50 million to $32.83 million, compared to $29.33 million for the same period last year. Operating margin increased 0.9 percentage points to 9.6 percent, compared to 8.7 percent for the same period last year. Operating income includes non-cash intangible asset impairment charges of $3.00 and $9.00 million in the nine months ended November 30, 2015 and 2014, respectively, resulting in a favorable year-over-year impact of 1.8 percentage points for the nine months ended November 30, 2015 compared to the same period last year. The increases in operating margin were partially offset by CEO succession costs of $1.93 million for the nine months ended November 30, 2015, which had an unfavorable impact of 0.6 percentage points on operating margin, and the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Nine Months Ended November 30, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$41,861	18.1%	$31,298	6.6%	$8,623	7.5%	$32,826	9.6%	$114,608	9.9%
Asset impairment charges (1)	-	-%	-	-%	-	-%	3,000	0.9%	3,000	0.3%
CEO succession costs (2)	1,348	0.6%	2,722	0.6%	704	0.6%	1,933	0.6%	6,707	0.6%
Subtotal	43,209	18.6%	34,020	7.2%	9,327	8.1%	37,759	11.1%	124,315	10.7%
Amortization of intangible assets (4)	976	0.4%	10,900	2.3%	4,692	4.1%	4,315	1.3%	20,883	1.8%
Non-cash share-based compensation (5)	934	0.4%	1,785	0.4%	974	0.8%	2,454	0.7%	6,147	0.5%
Adjusted operating income (non-GAAP)	$45,119	19.5%	$46,705	9.9%	$14,993	13.0%	$44,528	13.1%	$151,345	13.0%

	Nine Months Ended November 30, 2014
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$45,201	20.3%	$31,919	7.2%	$6,324	10.0%	$29,325	8.7%	$112,769	10.6%
Asset impairment charges (1)	-	-%	-	-%	-	-%	9,000	2.7%	9,000	0.8%
Acquisition-related expenses (3)	-	-%	-	-%	3,611	5.7%	-	-%	3,611	0.3%
Subtotal	45,201	20.3%	31,919	7.2%	9,935	15.7%	38,325	11.4%	125,380	11.7%
Amortization of intangible assets (4)	961	0.4%	10,403	2.3%	2,528	4.0%	4,535	1.3%	18,427	1.7%
Non-cash share-based compensation (5)	645	0.3%	892	0.2%	-	-%	3,002	0.9%	4,539	0.4%
Adjusted operating income (non-GAAP)	$46,807	21.0%	$43,214	9.7%	$12,463	19.8%	$45,862	13.6%	$148,346	13.9%

In the tables above, footnote references (1) to (5) correspond to the notes beginning on page 41 under the table entitled “Adjusted Income and EPS.”

Adjusted operating income and operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 42.

Interest expense:

Interest expense for the nine months ended November 30, 2015 was $8.14 million, compared to $11.59 million for the same period last year. Interest expense was lower compared to the same period last year principally due to a combination of more favorable interest rates under the Credit Agreement and a reduction in the average debt balance for the nine months ended November 30, 2015.

Income tax expense:

Income tax expense for the nine months ended November 30, 2015 was 14.1 percent of income before income taxes, compared to 10.7 percent for the same period last year. The year-over-year increase in the effective tax rate is due primarily to shifts in the mix of taxable income in our various tax jurisdictions and the comparative impact of a tax benefit of $2.07 million recorded in the same period last year due to the resolution of an uncertain tax position. A $7 million gain from the amendment of a trademark license agreement also decreased the effective tax rate by 0.8 percentage points for the same period last year. Income tax expense for the nine months ended November 30, 2015 includes a tax benefit of $2.44 million due to the finalization of certain tax returns, partially offset by tax expense of $1.98 million related to the provision for an uncertain tax position in a foreign jurisdiction.

Net income:

Net income for the nine months ended November 30, 2015 increased by $1.03 million, compared to the same period last year. Our diluted earnings per share increased $0.05 to $3.17 compared to $3.12 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of asset impairment charges, CEO succession costs, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Nine Months Ended November 30,		Basic EPS		Diluted EPS
	2015	2014	2015	2014	2015	2014
Net income as reported (GAAP) (6)	$91,640	$90,614	$3.23	$3.17	$3.17	$3.12
Asset impairment charges, net of tax (1)	2,656	8,155	0.09	0.28	0.09	0.28
CEO succession costs, net of tax (2)	4,645	-	0.16	-	0.16	-
Acquisition-related expenses, net of tax (3)	-	2,306	-	0.08	-	0.08
Subtotal	98,941	101,075	3.49	3.53	3.42	3.48
Amortization of intangible assets, net of tax (4)	18,108	16,767	0.64	0.59	0.63	0.58
Non-cash share-based compensation, net of tax (5)	5,158	4,026	0.18	0.14	0.18	0.14
Adjusted income (non-GAAP) (6)	$122,207	$121,868	$4.31	$4.26	$4.23	$4.19

Weighted average shares of common stock used in computing basic and diluted EPS			28,361	28,630	28,903	29,070

(1)

For the nine months ended November 30, 2015 and 2014, non-cash intangible asset impairment charges totaling $3.00 million ($2.66 million after tax) and $9.00 million ($8.16 million after tax), respectively.

(2)

CEO succession costs of $6.71 million ($4.64 million after tax) incurred in connection with the settlement of a lawsuit with our former CEO. For additional information, see  “-Significant Recent Developments” on page 24.

(3)	Acquisition-related expense of $3.61 million ($2.31 million after tax) incurred in connection with the purchase of Healthy Directions on June 30, 2014.

(4)	For the nine months ended November 30, 2015 and 2014, amortization of intangible assets was $20.88 million ($18.11 million after tax) and $18.43 million ($16.77 million after tax), respectively.

(5)	For the nine months ended November 30, 2015 and 2014, non-cash share based compensation was $6.15 million ($5.16 million after tax) and $4.54 million ($4.03 million after tax), respectively.

(6)	The nine months ended November 30, 2015 and 2014 include net income from our operations in Venezuela of $5.54 and $2.01 million, respectively, or diluted EPS of $0.19 and $0.07, respectively.

Adjusted income increased $0.34 million for the nine months ended November 30, 2015 compared to the same period last year. The increase in adjusted income is primarily due to:

•	increased net sales revenue;

•	improved operating leverage; and

•	lower interest expense.

These favorable factors were partially offset by:

•	the unfavorable impact of foreign currency fluctuations;

•	proportionally higher investment in advertising, marketing, new products, and channel development as a percentage of net sales revenue;

•	the comparative impact of a $6.98 million after tax gain from the amendment of a trademark license agreement recorded in the same period last year;

•	the impact of earnings growth from our operations in Venezuela, which is a highly inflationary economy; and

•	higher tax expense.

Adjusted diluted EPS was $4.23 for the nine months ended November 30, 2015, compared to $4.19 for the same period last year. Adjusted diluted EPS increased due to the combined impacts of higher earnings and slightly lower weighted average diluted shares outstanding for the nine months ended November 30, 2015 compared to the same period last year. The nine months ended November 30, 2015 includes a weighted average portion of the diluted share impact of 556,591 shares repurchased in the open market in August 2015.

The tables referred to on pages 32,  33,  39, and 41 entitled “Adjusted operating income and operating margin” and “Adjusted income and EPS”, respectively, report operating income, operating margin, net income, and EPS without the after tax impact of non-cash asset impairment charges, CEO succession costs, acquisition-related expenses, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 48. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Nine Months Ended November 30,
	2015	2014
Accounts Receivable Turnover (Days)	58.8	64.4
Inventory Turnover (Times)	2.8	2.6
Working Capital (in thousands)	$386,404	$(63,386)
Current Ratio	2.3:1	0.9:1
Ending Debt to Ending Equity Ratio	49.0%	64.7%
Return on Average Equity	14.5%	11.3%

(1)Our computation and use of the measures in this table are described beginning on page 48.

Operating Activities:

Operating activities provided $72.76 million of cash during the first nine months of fiscal year 2016, compared to $63.47 million of cash provided during the same period last year. The year-over-year increase in operating cash flow was primarily due to slightly higher net income and the timing of fluctuations in working capital components.

Accounts receivable increased $66.48 million to $288.98 million as of November 30, 2015, compared to $222.50 million at the end of fiscal year 2015. Accounts receivable turnover decreased to 58.8 days at November 30, 2015, compared to 64.4 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance. The improvement in turnover is primarily due to the full period impact of the Nutritional Supplements segment, which collects payment upon shipment.

Inventory increased $46.32 million to $339.40 million as of November 30, 2015, compared to $293.08 million at the end of fiscal year 2015.  Inventory turnover improved to 2.8 times at November 30, 2015 compared to 2.6 times for the same period last year.

Working capital was $386.40 million at November 30, 2015, compared to $(63.39) million at November 30, 2014. The increase in working capital is primarily due to the payment of current debt maturities totaling $21.90 million and the reclassification of our revolving credit agreement to long-term debt as a result of an amendment that extended the maturity to January 2020. As a result, our current ratio increased to 2.3:1 as of November 30, 2015, compared to 0.9:1 as of November 30, 2014.

Investing activities:

Investing activities used $55.16 million of cash during the nine months ended November 30, 2015. Highlights of those activities follow:

•

We spent $4.33 million on building and improvements, $4.54 million on computers, furniture and other equipment, $2.92 million on tools, molds and other capital asset additions, and $0.61 million on the development of new patents; and

•	We paid $42.75 million to acquire the Vicks VapoSteam inhalant business.

Financing activities:

Financing activities used $8.75 million of cash during the nine months ended November 30, 2015. Highlights of those activities follow:

•We had draws of $415.20 million against our credit agreement;

•We repaid $371.80 million drawn against our credit agreement;

•We repaid $1.90 million of our long-term debt;

•Employees exercised options to purchase 175,056 shares of common stock, providing a combined $9.99 million of cash, including related tax benefits;

•	Employees purchased 12,155 shares of common stock for $0.79 million through our employee stock purchase plan;

•

On November 17, 2015, we issued 276,548 shares of common stock as payment for $15 million in separation compensation due to our former CEO under his employment and separation agreements, previously accrued in fiscal year 2014. Our former CEO tendered back to the Company 116,012 shares as payment for $12.00 million in related federal income tax withholding obligations. Under the terms of the settlement, employment and separation agreements, the number of shares issued and tendered was computed at a value of $54.24 per share. This was the fair value of the shares on September 4, 2014, the date the compensation payment would have been made, if payment had not been delayed by the associated dispute;

•	We repurchased and retired 556,591 shares of common stock in the open market at an average price of $89.83 per share for a total purchase price of $50 million; and

•Share-based compensation provided $0.99 million in tax benefits.

Revolving Credit Agreement:

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of November 30, 2015. The commitment under the Credit Agreement terminates on January 16, 2020. Borrowings under the Credit Agreement accrue interest at a “Base Rate” plus a margin of zero to 1.00 percent per annum based on the leverage ratio at the time of borrowing. The Base Rate is equal to the highest of the Federal Funds Rate plus 0.50 percent, Bank of America’s prime rate, or the LIBOR rate plus 1.00 percent. Alternatively, if the Company elects, borrowings accrue interest based on the respective one-, two-, three-, or six-month LIBOR rate plus a margin of 1.00 to 2.00 percent per annum based upon the leverage ratio at the time of the borrowing. The Company will incur loan commitment fees under the Credit Agreement at a rate ranging from 0.15 to 0.35 percent per annum on the unused balance of the Credit Agreement. Additionally, the Company will incur letter of credit fees under the Credit Agreement at a rate ranging from 1.00 to 2.00 percent per annum on the face value of any letter of credit. All obligations under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by the Company and certain of the Company’s subsidiaries.

As of November 30, 2015, the outstanding revolving loan principal balance of the Credit Agreement was $380.90 million and there were $1.50 million of open letters of credit outstanding against the Credit Agreement. As of November 30, 2015, the amount available for borrowings under the Credit Agreement was $267.60 million. However, as of November 30, 2015, our debt agreements effectively limited our ability to incur more than $254.95 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements:

In addition to the Credit Agreement, at November 30, 2015, we had an aggregate principal balance of $60 million of 3.90% Senior Notes due January 2018 with equal annual $20 million installments due between January 2016 and January 2018.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our debt agreements as of November 30, 2015:

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

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at November 30, 2015, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF NOVEMBER:

(in thousands)

		2016	2017	2018	2019	2020	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$60,000	$20,000	$20,000	$20,000	$-	$-	$-
Floating rate debt	414,707	3,800	5,700	1,900	1,900	382,800	18,607
Long-term incentive plan payouts	12,609	6,034	4,675	1,900	-	-	-
Interest on fixed rate debt	2,613	1,651	871	91	-	-	-
Interest on floating rate debt (1)	25,615	6,087	5,996	5,947	5,914	1,045	626
Open purchase orders	208,306	208,306	-	-	-	-	-
Long-term purchase commitments	1,782	721	606	455	-	-	-
Minimum royalty payments	67,716	12,366	12,327	12,358	8,958	8,785	12,922
Advertising and promotional	53,227	12,181	6,474	6,434	6,543	6,655	14,940
Operating leases	37,357	6,045	5,361	4,889	3,668	3,172	14,222
Capital spending commitments	4,149	4,149	-	-	-	-	-
Total contractual obligations (2)	$888,081	$281,340	$62,010	$53,974	$26,983	$402,457	$61,317

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at November 30, 2015 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of November 30, 2015 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2015, we have recorded total provisions for our uncertain tax positions totaling $10.91 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

EXPLANATION OF CERTAIN TERMS AND MEASURES USED IN MD&A

Accounts receivable turnover: Twelve month trailing net sales revenue divided by the average of the current and prior four fiscal quarters ending accounts receivable balances. This result is divided into 365 to express turnover in terms of average days outstanding.

Adjusted diluted EPS (non-GAAP): Adjusted income divided by the weighted average shares of common stock outstanding plus the effect of diluted securities.

Adjusted income (non-GAAP): Net income as reported under GAAP excluding the following items net of their applicable tax effects: non-cash asset impairment charges, CEO succession costs, acquisition‐related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable.

Adjusted operating income (non-GAAP): Operating income for the Company or a segment as reported under GAAP excluding non-cash asset impairment charges, CEO succession costs, acquisition‐related expenses, amortization of intangible assets, and non-cash share-based compensation, as applicable.

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

Inventory turnover: Twelve month trailing cost of goods sold divided by the average of the current and prior four fiscal quarters ending inventory balances.

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

Return on average equity: Twelve month trailing net income divided by the average of the current and prior four fiscal quarters ending stockholders’ equity.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the fiscal quarter and year-to-date periods ended November 30, 2015, approximately 16 and 15 percent of our net sales revenue was in foreign currencies. During both the fiscal quarter and year-to-date periods ended November 30, 2014, approximately 15 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We have historically hedged against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. For cash flow hedges, a hedging relationship is created because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period. To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We also enter into certain foreign currency contracts we refer to as “cross-currency debt swaps.” Cross-currency debt swaps have been used with respect to $5 million of our 3.90% Senior Notes, creating an economic hedge against currency movements. We have elected not to designate these contracts as fair value hedges. Accordingly the net unrealized mark-to-market gain or loss on these derivatives are recognized in SG&A as incurred, and associated net fixed interest payments are recognized as an adjustment to interest expense. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable. It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings. This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. During fiscal year 2015 and through the end of our first quarter in fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. During the second quarter of fiscal year 2016, the Chinese Renminbi devalued by approximately 4.4 percent against the U.S. Dollar. During the third quarter of fiscal year 2016, the Chinese Renminbi remained relatively flat against the U.S. Dollar. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. Since that time, Venezuela has undergone numerous changes and additions to its currency exchange regimes, but has not eliminated or changed the official rate of 6.30 Bolivars per U.S. Dollar.

In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism now known as SICAD, which was made available to certain companies that operate in designated industries. SICAD is being used in limited circumstances, which we believe preclude us from accessing such rates. At November 30, 2015, the SICAD rate was 13.50 Bolivars to the U.S. Dollar.

In February 2015, the Venezuelan government unveiled its latest foreign exchange mechanism known as SIMADI, which is the lowest rate in its current three-tier foreign exchange system. SIMADI is a somewhat less restrictive auction system whose value is determined by market forces. We believe a number of circumstances preclude us from accessing SIMADI. At November 30, 2015, the SIMADI rate was approximately 200 Bolivars to the U.S. Dollar.

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

For the fiscal quarters ended November 30, 2015 and 2014, sales in Venezuela represented approximately

1.6 and 0.9 percent, respectively, of the Company’s consolidated net sales revenue. For the fiscal year-to-date periods ended November 30, 2015 and 2014, sales in Venezuela represented approximately 1.5 and 0.8 percent, respectively, of the Company’s consolidated net sales revenue. For the fiscal quarters ended November 30, 2015 and 2014, operating income in Venezuela was approximately $3.12 and $1.19 million, respectively. For the fiscal year-to-date periods ended November 30, 2015 and 2014, operating income in Venezuela was approximately $6.44 and $2.50 million, respectively.  At November 30, 2015, we had a U.S. Dollar based net investment in our Venezuelan business of $16.49 million, consisting almost entirely of working capital. A devaluation in the Venezuela official exchange rate could have a material adverse impact on the reported U.S. Dollar value of this investment and the future profitability of our business there.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict. We cannot assess the impacts, if any, such events may have on our Venezuelan business. We continue to closely monitor the applicability and viability of the various exchange mechanisms.

Interest Rate Risk:

Interest on our outstanding debt as of November 30, 2015 is both floating and fixed. Fixed rates are in place on $60 million of 3.90% Senior Notes due January 2018, while floating rates are in place on the balance of all other debt outstanding, which totaled $414.71 million as of November 30, 2015. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	November 30, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other
		Settlement	Notional	Current	Other	Current
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities
Foreign currency contracts - sell Canadian Dollars	Cash flow	8/2016	$8,250	$387	$-	$-
Foreign currency contracts - sell Euro	Cash flow	2/2017	€23,250	1,511	147	-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£3,000	-	-	7
Subtotal				1,898	147	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	324	-
Total fair value				$1,898	$471	$7

(1)

During the fiscal quarter ended November 30, 2015 we entered into a foreign currency contract referred to above as a “cross-currency debt swap”, which in effect adjusts the currency denomination of $5 million of our 3.90% Senior Notes due January 2018 to the Euro, creating an economic hedge against currency movements. On this contract, we have not elected hedge accounting.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2015. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2015, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of November 30, 2015, we were authorized by our Board of Directors to purchase up to $209.02 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
September 1 through September 30, 2015	-	$-	-	$215,309
October 1 through October 31, 2015	-	-	-	215,309
November 1 through November 30, 2015 (1)	116,012	54.24	116,012	209,017
Total	116,012	$54.24	116,012

(1)

On November 17, 2015, in connection with the settlement of the lawsuit previously discussed in Note 3 to the accompanying consolidated condensed financial statements, the Company issued 276,548 shares of common stock as payment of separation compensation due to our former CEO under his employment and separation agreements. Our former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations. For additional information, see “-Unregistered Sales of Equity Securities,” below.

Unregistered Sales of Equity Securities

On November 17, 2015, in connection with the settlement of the dispute previously discussed in Note 3 to the accompanying consolidated condensed financial statements, the Company issued 276,548 shares of common stock as payment of separation compensation due to our former CEO, Gerald J. Rubin, under his employment and separation agreements. Our former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations, which resulted in a net issuance of 160,536 shares of common stock to our former CEO. The issuance of shares of our common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided by Regulation D. Our former CEO made representations to us as to his accredited investor status. Under the terms of the settlement, employment and separation agreements, the number of shares issued and tendered was computed based upon a value of $54.24 per share (or $15 million). This was the fair value of the shares on September 4, 2014, the date the compensation payment would have been paid, if payment had not been delayed by the associated dispute.

ITEM 5. OTHER INFORMATION

Amended and Restated Employment Agreement

On January 7, 2016, Helen of Troy Nevada Corporation, a Nevada corporation and a wholly-owned subsidiary of  Helen of Troy Limited (“the Company”), and the Company entered into an Amended and Restated Employment Agreement with Julien Mininberg (the “Employment Agreement”), effective March 1, 2016. The Employment Agreement amends and restates the Employment Agreement previously entered into by the Company, Helen of Troy Nevada Corporation and Mr. Mininberg dated as of January 14, 2014 (as amended, the “Prior Agreement”). Pursuant to the Employment Agreement, Mr. Mininberg will continue to serve as the Company’s Chief Executive Officer for a fixed term through February 28, 2019, subject to earlier termination by either party.

Compensation

Base Salary. The Employment Agreement provides that Mr. Mininberg is eligible to receive an annual base salary of $950,000.

Annual Incentive Bonus. The Employment Agreement provides that with respect to fiscal year 2017, and for each annual performance period commencing thereafter during the term of the Employment Agreement, Mr. Mininberg will be eligible for an annual performance bonus (the “Fiscal APB”) payable in cash under the Helen of Troy Limited 2011 Annual Incentive Plan or any successor plan (the “2011 Bonus Plan”) or any successor plan, targeted at 200% of Mr. Mininberg’s base salary, with the opportunity to earn up to $3,050,000 and a threshold achievement payout of 100% of his base salary, subject to the adjustments and  limitations set forth in the Employment Agreement and the 2011 Bonus Plan. The Fiscal APB will be based on the achievement of performance goals and other terms of the Fiscal APB determined at the sole discretion of the Compensation Committee. If the threshold is not achieved for the applicable performance period, no Fiscal APB will be earned or payable and Mr. Mininberg will not be entitled to a bonus with respect to any performance measure if the threshold amount associated with such performance measure is not achieved. Mr. Mininberg will also continue to be entitled to receive any award previously granted pursuant to the 2011 Bonus Plan, subject to the terms and conditions of the Prior Agreement which will be deemed to remain in effect for that purpose. In the event the threshold, target and maximum opportunity or amount of any Fiscal APB exceeds the limitations set forth in the Employment Agreement, the Company has agreed to use its commercially reasonable efforts to seek the approval of the Company’s shareholders at an annual general meeting to approve an amendment to the 2011 Bonus Plan to enable the award of such Fiscal APB.

Long-Term Incentive Compensation. With respect to fiscal year 2017, and for each performance period commencing thereafter during the term of the Employment Agreement, Mr. Mininberg will be eligible to receive a long-term performance bonus (the “Fiscal LTPB) in the form of an equity incentive award, pursuant to Helen of Troy Limited 2008 Stock Incentive Plan or any successor plan (the “2008 Stock Plan”). Pursuant to the Employment Agreement, this award will be in the form of a grant of both time-vesting restricted stock units (“RSUs”) and performance-based RSUs. In any year in which Mr. Mininberg receives a Fiscal LTPB, 25% of the target award will be granted in the form of time-based RSUs that will vest in three equal installments on successive anniversary dates of the grant over the three-year period that commences with the date of the grant, and 75% of the target award will be granted in the form of performance-based RSUs. The total target equity award for each Fiscal LTPB will be the lesser of $3,200,000 or the value of the common shares that may be granted to a participant under the 2008 Stock Plan (the “Maximum Grant Amount”), subject to the limitations set forth in the Employment Agreement and the 2008 Stock Plan. The performance-based RSU grant will be targeted at the difference of the Maximum Grant Amount less the fair market value of the time-vested RSUs (with a threshold award of 50% and a maximum award of 200% of the target performance-based RSUs granted under the 2008 Stock Plan). The Fiscal LTPB will be based on the achievement of performance goals and other terms of the Fiscal LTPB determined at the sole discretion of the Compensation Committee. Mr. Mininberg will not be entitled to a bonus with respect to any performance measure if the threshold amount associated with such performance measure is not achieved. Mr. Mininberg will also continue to be entitled to receive any common shares settled pursuant to any grant of RSUs pursuant to the 2008 Stock Plan prior to the effective date of the Employment Agreement, subject to the terms and conditions of the Prior Agreement which will be deemed to remain in effect for that purpose. In the event there are not a sufficient number of common shares under the 2008 Stock Plan to cause the grant of RSUs under any Fiscal LTPB, the Company has agreed to use its commercially reasonable efforts to seek the approval of the Company’s shareholders at an annual general meeting to approve an amendment to the 2008 Stock Plan to enable the award of such Fiscal LTPB.

Other Benefits. Under the Employment Agreement, Mr. Mininberg will continue to be eligible to participate in all existing benefit plans and perquisites generally available to the registrant’s senior executives.  Under the Employment Agreement, Mr. Mininberg is entitled to participate in various benefit plans available to all employees of the Company, such as a 401k plan (including matching contributions), group medical, group life and group dental insurance, as well as vacation and paid holidays. In addition, the Employment Agreement provides that the Company must pay or reimburse Mr. Mininberg for reasonable travel and other expenses incurred by him in performing his obligations under the Employment Agreement. The Employment Agreement also provides that Mr. Mininberg will be required to have an annual physical at the Company’s expense.

Employment Termination

The Employment Agreement provides for certain payments and benefits upon Mr. Mininberg’s termination of employment, as described below:

•

Death or Disability. If Mr. Mininberg’s employment is terminated by reason of death or disability, then he (or his estate) will be entitled to receive (1) any portion of unpaid base salary earned but not yet paid to him as of the date of termination, (2) any unpaid incentive payment earned by Mr. Mininberg with respect to any award under the 2011 Bonus Plan or the 2008 Stock Plan and vested prior to the effective date of termination, (3) a pro rata bonus for the year in which his death or disability occurred, as determined by the Compensation Committee in its reasonable discretion, and (4) any death or disability benefits under the life insurance and disability programs of the Company and its subsidiaries to which he is entitled.

•

Termination by Company For Cause or by Mr. Mininberg Other Than For Good Reason. If Mr. Mininberg’s employment is terminated for cause by the Company or other than for good reason by Mr. Mininberg, then he will be entitled to receive (1) any portion of unpaid base salary earned but not yet paid to him as of the date of termination and (2) any unpaid incentive payment earned by Mr. Mininberg with respect to any award under the 2011 Bonus Plan or the 2008 Stock Plan and vested prior to the effective date of termination.

•

Termination by Mr. Mininberg For Good Reason or by Company Other Than For Cause (Not in Connection With a Change of Control). If Mr. Mininberg’s employment is terminated by Mr. Mininberg for good reason or by the Company other than for cause, then he will be entitled to receive: (1) any portion of unpaid base salary or other benefit earned but not yet paid to him as of the date of termination (including any unpaid cash or equity incentive payment earned under the 2011 Bonus Plan or the 2008 Stock Plan and vested prior to the effective date of such termination), (2) a cash payment equal to two times Mr. Mininberg’s then-applicable base salary payable in twenty-four (24) equal installments, (3) a pro rata bonus under the 2011 Bonus Plan for the year in which the termination occurred, as determined by the Compensation Committee in its reasonable discretion, (4) a pro rata portion of any installment of time-vesting RSUs that would have vested as of the anniversary of the grant date that immediately follows the date of termination, (5) to the extent permitted by benefit plans of the Company and its subsidiaries, and applicable law, the continuation of health insurance benefits under COBRA for Mr. Mininberg and his family for a maximum of 18 months after the date of termination or until Mr. Mininberg is covered by or eligible for coverage another health insurance policy, if that occurs earlier than 18 months, and (6) an additional cash payment, if applicable, to achieve an aggregate payment amount or value equal to $4,000,000, to the extent the aggregate amount or value of the payments upon termination of employment by Mr. Mininberg for good reason or by the Company other than for cause is less than $4,000,000. All payments and benefits due to Mr. Mininberg, other than any portion of unpaid base salary and any payment or benefit otherwise required by any rule or regulation issued by any state or federal governmental agency, will be contingent upon Mr. Mininberg’s execution of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates and their respective and former directors, employees and agents pursuant to the Employment Agreement.

•

Termination by Mr. Mininberg for Good Reason or by Company Other Than For Cause (In Connection With a Change of Control). Under the Employment Agreement, if Mr. Mininberg’s employment is terminated by Mr. Mininberg for good reason or by the Company other than for cause within six months prior to, on, or within eighteen months following a change of control, then he will be entitled to receive: (1) any portion of unpaid base salary or other benefit earned but not yet paid to him as of the date of termination (including any unpaid cash or equity incentive payment earned under the 2011 Bonus Plan or the 2008 Stock Plan and vested prior to the effective date of such termination), (2) a lump sum cash payment equal to two times: (A) Mr. Mininberg’s then-applicable base salary at the time of the change of control or the date of termination of employment, whichever is higher, plus (b) an amount equal to the target annual incentive under the 2011 Bonus Plan for the performance period in which his employment terminated, payable in a lump sum (3) a pro rata bonus under the 2011 Bonus Plan for the year in which the termination occurred, as determined by the Compensation Committee in its reasonable discretion, (4) accelerated vesting of all unvested, time-vesting RSUs issued pursuant to the 2008 Stock Plan as of the date of termination, (5) accelerated vesting at target of all outstanding, unearned, performance-based RSUs issued pursuant to the 2008 Stock Plan as of the date of termination, (6)  to the extent permitted by benefit plans of the Company and its subsidiaries, and applicable law, the continuation of health insurance benefits under COBRA for Mr. Mininberg and his family for a maximum of 18 months after the date of termination or until Mr. Mininberg is covered by or eligible for coverage another health insurance policy, if that occurs earlier than 18 months, and (7) an additional cash payment, if applicable, to achieve an aggregate payment amount or value equal to $4,000,000, to the extent the aggregate amount or value of the payments upon termination of employment by Mr. Mininberg for good reason or by the Company other than for cause is less than $4,000,000.  In the event any outstanding equity awards issued pursuant to the 2008 Stock Plan are not assumed in connection with a change of control, such awards will immediately vest in accordance with the terms of the 2008 Stock Plan. All payments and benefits due to Mr. Mininberg, other than any portion of unpaid base salary and any payment or benefit otherwise required by any rule or regulation issued by any state or federal governmental agency, will be contingent upon Mr. Mininberg’s execution of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates and their respective and former directors, employees and agents pursuant to the Employment Agreement.

In the event that Mr. Mininberg is a specified employee (as defined within Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”)) at the time of his termination of employment, any amounts that are not otherwise exempt from Section 409A may be delayed for a six month period following such a termination.

The Prior Agreement did not contain the provision of any payment or vesting of awards that are linked to a change of control of the Company.  Generally, a change of control will have the same meaning under the Employment Agreement as defined under the 2008 Stock Plan.  There were no material changes to the definitions of “good reason” and “cause” from the Prior Agreement except that the Employment Agreement includes the non-renewal by the Company of employment in a written agreement with substantially similar terms relating to base salary, termination payments and annual and long-term incentive bonus opportunities under the Employment Agreement on or before six months prior to the last day of the term of the Employment Agreement as an event constituting “good reason.”

Restrictive Covenants

In consideration for the payment and benefits provided under the Employment Agreement, Mr. Mininberg will be subject to reasonable and necessary restrictive covenants to protect the Company, including restrictions on post-termination disclosure of confidential information, competitive activity and solicitation of the Company’s employees, for the eighteen-month period immediately following the date of termination of Mr. Mininberg’s employment with the Company for any reason.  The Prior Agreement provided that Mr. Mininberg was subject to substantially similar restrictive covenants for a twelve-month period following the date of his termination.

The foregoing description of the Employment Agreement is a summary and is qualified in its entirety by reference to the text of the Employment Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1  and incorporated herein by reference.

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

4.1

Registration Rights (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-208470, filed with the Securities and Exchange Commission on December 11, 2015).

		10.1†*	Amended and restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 7, 2016.

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

† Management contracts or compensatory plans or arrangements

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: January 11, 2016	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: January 11, 2016	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: January 11, 2016	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

4.1

Registration Rights (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-208470, filed with the Securities and Exchange Commission on December 11, 2015).

10.1†*	Amended and restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 7, 2016.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts or compensatory plans or arrangements

*	Filed herewith.

**	Furnished herewith.